Form 10-Q
period 2002-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2002-05-10
CIK 1168165, 78100, 1109357, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       Commission File           Name of Registrant; State of Incorporation; Address of        IRS Employer
       Number                    Principal Executive Offices; and Telephone Number             Identification Number
       ---------------------     ----------------------------------------------------------    ------------------------
       1-16169                   EXELON CORPORATION                                            23-2990190
                                 (a Pennsylvania corporation)
                                 10 South Dearborn Street - 37th Floor
                                 P.O. Box 805379
                                 Chicago, Illinois 60680-5379
                                 (312) 394-7398
       1-1839                    COMMONWEALTH EDISON COMPANY                                   36-0938600
                                 (an Illinois corporation)
                                 10 South Dearborn Street - 37th Floor
                                 P.O. Box 805379
                                 Chicago, Illinois 60680-5379
                                 (312) 394-4321
       1-1401                    PECO ENERGY COMPANY                                           23-0970240
                                 (a Pennsylvania corporation)
                                 P.O. Box 8699
                                 2301 Market Street
                                 Philadelphia, Pennsylvania 19101-8699
                                 (215) 841-4000
       333-85496                 EXELON GENERATION COMPANY, LLC                                23-3064219
                                 (a Pennsylvania limited liability company)
                                 300 Exelon Way
                                 Kennett Square, Pennsylvania 19348
                                 (610) 765-8200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_], except for Exelon Generation Company, LLC which became an effective registrant on April 24, 2002.

         The number of shares outstanding of each registrant's common stock as of May 3, 2002 was as follows:

        Exelon Corporation Common Stock, without par value                                                322,006,807
        Commonwealth Edison Company Common Stock, $12.50 par value                                        127,016,382
        PECO Energy Company Common Stock, without par value                                               170,478,507
        Exelon Generation Company, LLC                                                                 not applicable

                                TABLE OF CONTENTS


Page No.
  Filing Format                                                                                                   3
  Forward-Looking Statements                                                                                      3

  PART I.   FINANCIAL INFORMATION                                                                                 4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                  4
                  Exelon Corporation
                           Condensed Consolidated Statements of Income and Comprehensive Income                   5
                           Condensed Consolidated Balance Sheets                                                  6
                           Condensed Consolidated Statements of Cash Flows                                        8
                  Commonwealth Edison Company
                           Condensed Consolidated Statements of Income and Comprehensive Income                   9
                           Condensed Consolidated Balance Sheets                                                 10
                           Condensed Consolidated Statements of Cash Flows                                       12
                  PECO Energy Company
                           Condensed Consolidated Statements of Income and Comprehensive Income                  13
                           Condensed Consolidated Balance Sheets                                                 14
                           Condensed Consolidated Statements of Cash Flows                                       16
                  Exelon Generation Company, LLC
                           Condensed Consolidated Statements of Income and Comprehensive Income                  17
                           Condensed Consolidated Balance Sheets                                                 18
                           Condensed Consolidated Statements of Cash Flows                                       20
                  Notes to Condensed Consolidated Financial Statements                                           21

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                             40
                  Exelon Corporation                                                                             40
                  Commonwealth Edison Company                                                                    54
                  PECO Energy Company                                                                            61
                  Exelon Generation Company, LLC                                                                 69

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                            74

  PART II.  OTHER INFORMATION                                                                                    78
  ITEM 1.   LEGAL PROCEEDINGS                                                                                    78
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  78
  ITEM 5.   OTHER INFORMATION                                                                                    78
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                     80

SIGNATURES                                                                                                       83

Filing Format
         This combined Form 10-Q is being filed separately by Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC (Registrants). Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

Forward-Looking Statements
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 7 of Notes to Condensed Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2001 Annual Report, and other factors discussed in filings with the Securities and Exchange Commission by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Registrants undertake no obligation to publicly release any revision to forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


EXELON CORPORATION

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)
                                                                                       Three Months Ended March 31,
(in millions, except per share data)                                                             2002          2001
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                            $ 3,870      $  3,823

OPERATING EXPENSES
     Fuel and Purchased Power                                                                   1,621         1,320
     Purchase Power from Affiliate                                                                 56            10
     Operating and Maintenance                                                                  1,067         1,058
     Depreciation and Amortization                                                                335           378
     Taxes Other Than Income                                                                      186           168
----------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                                                3,265         2,934
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                  605           889
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                            (249)         (292)
     Distributions on Preferred Securities of Subsidiaries                                        (11)          (11)
     Equity in Earnings of Unconsolidated Affiliates, net                                          13            18
     Other, net                                                                                    28            55
----------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                       (219)         (230)
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGES IN ACCOUNTING PRINCIPLES                                                            386           659
INCOME TAXES                                                                                      148           272
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                                          238           387
CUMULATIVE  EFFECT OF CHANGES IN ACCOUNTING  PRINCIPLES  (net of income taxes of
   $90 and $8 for the three
   months ended March 31, 2002 and 2001, respectively)                                           (230)           12
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                          8           399
----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
       SFAS 133 Transition Adjustment                                                              --            44
       Cash Flow Hedge Fair Value Adjustment                                                      (58)          (21)
       Unrealized Gain (Loss) on Marketable Securities, net                                       (15)         (124)
----------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                                                  (73)         (101)
----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                             $   (65)     $    298
----------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                                                321           320
----------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                                              323           324
----------------------------------------------------------------------------------------------------------------------

EARNINGS PER AVERAGE COMMON SHARE:
     BASIC:
     Income Before Cumulative Effect of Changes in Accounting Principles                      $  0.74      $   1.21
     Cumulative Effect of Changes in Accounting Principles                                      (0.72)         0.04
----------------------------------------------------------------------------------------------------------------------
     Net Income                                                                               $  0.02      $   1.25
----------------------------------------------------------------------------------------------------------------------

     DILUTED:
     Income Before Cumulative Effect of Changes in Accounting Principles                      $  0.73      $   1.19
     Cumulative Effect of Changes in Accounting Principles                                      (0.71)         0.04
----------------------------------------------------------------------------------------------------------------------
     Net Income                                                                               $  0.02      $   1.23
----------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER COMMON SHARE                                                                    $  0.44      $   0.55
----------------------------------------------------------------------------------------------------------------------



                                See Notes to Condensed Consolidated Financial Statements


                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $     696         $     485
     Restricted Cash                                                                          237               372
     Accounts Receivable, net                                                               1,962             2,115
     Receivable from Unconsolidated Affiliate                                                  73                44
     Inventories, at average cost                                                             457               471
     Other                                                                                    482               295
---------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               3,907             3,782
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         14,059            13,781

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                      6,338             6,423
     Nuclear Decommissioning Trust Funds                                                    3,161             3,165
     Investments                                                                            1,782             1,666
     Goodwill, net                                                                          4,971             5,335
     Other                                                                                    685               708
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                            16,937            17,297
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  34,903         $  34,860
---------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     438         $     360
     Long-Term Debt Due within One Year                                                     1,613             1,406
     Accounts Payable                                                                       1,078               964
     Accrued Expenses                                                                       1,133             1,182
     Other                                                                                    499               505
----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          4,761             4,417
----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                             12,609            12,876

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  4,335             4,303
     Unamortized Investment Tax Credits                                                       312               316
     Nuclear Decommissioning Liability for Retired Plants                                   1,367             1,353
     Pension Obligation                                                                       318               334
     Non-Pension Postretirement Benefits Obligation                                           860               847
     Spent Nuclear Fuel Obligation                                                            847               843
     Other                                                                                    830               728
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       8,869             8,724
----------------------------------------------------------------------------------------------------------------------

PREFERRED SECURITIES OF SUBSIDIARIES                                                          613               613

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           6,950             6,930
     Deferred Compensation                                                                     (1)               (2)
     Retained Earnings                                                                      1,073             1,200
     Accumulated Other Comprehensive Income                                                    29               102
----------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         8,051             8,230
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  34,903         $  34,860
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                       Three Months Ended March 31,
(in millions)                                                                                2002              2001
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $       8           $   399
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          427               490
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            230               (12)
       Provision for Uncollectible Accounts                                                    29                30
       Deferred Income Taxes                                                                   67                65
       Deferred Energy Costs                                                                   34               (29)
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                          (13)              (18)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              10                15
       Other Operating Activities                                                             111               (33)
     Changes in Working Capital:
       Accounts Receivable                                                                     58                57
       Inventories                                                                             13                60
       Accounts Payable, Accrued Expenses and Other Current Liabilities                        (7)             (164)
       Other Current Assets                                                                  (134)              (63)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               833               797
-----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (560)             (447)
     Acquisitions - Enterprises, net of cash acquired                                          --               (38)
     Proceeds from Nuclear Decommissioning Trust Funds                                        580               333
     Investment in Nuclear Decommissioning Trust Funds                                       (605)             (354)
     Note Receivable from Unconsolidated Affiliate                                            (46)               --
     Other Investing Activities                                                                (6)              (11)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (637)             (517)
-----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               408               827
     Retirement of Long-Term Debt                                                            (471)           (1,029)
     Change in Short-Term Debt                                                                 78               257
     Dividends on Common Stock                                                               (141)             (176)
     Change in Restricted Cash                                                                135               104
     Proceeds from Stock Option Exercises                                                      18                36
     Other Financing Activities                                                               (12)               --
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Financing Activities                                                15                19
-----------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                         211               299


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              485               526
-----------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     696           $   825
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash Investing and Financing Activities:
     Regulatory Asset Fair Value Adjustment                                                    --           $   347


                                See Notes to Condensed Consolidated Financial Statements


COMMONWEALTH EDISON COMPANY

                                  COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)
                                                                                       Three Months Ended March 31,
(in millions)                                                                                    2002          2001
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                                                        $1,304       $ 1,404
     Operating Revenues from Affiliates                                                            11            42
---------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                                               1,315         1,446
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                                                                6             1
     Purchased Power from Affiliate                                                               532           608
     Operating and Maintenance                                                                    195           186
     Operating and Maintenance from Affiliates                                                     42            32
     Depreciation and Amortization                                                                135           167
     Taxes Other Than Income                                                                       73            72
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                                                  983         1,066
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                  332           380
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                            (126)         (141)
     Distributions on Company-Obligated
       Mandatorily Redeemable Preferred Securities of
       Subsidiary Trusts Holding Solely the Company's
       Subordinated Debt Securities                                                                (7)           (7)
     Interest Income from Affiliates                                                                8            28
     Other, net                                                                                     6             9
---------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                       (119)         (111)
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                        213           269

INCOME TAXES                                                                                       84           123
---------------------------------------------------------------------------------------------------------------------

NET INCOME ON COMMON STOCK                                                                     $  129       $   146
---------------------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME (LOSS)
     Net Income                                                                                $  129       $   146
     Other Comprehensive Income (Loss) (net of income taxes):
         Cash Flow Hedge Fair Value Adjustment                                                     (2)           --
       Unrealized Gain (Loss) on Marketable Securities                                             --            (4)
---------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                                                   (2)           (4)
---------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                     $  127       $   142
---------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements


                                  COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)



                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $      82         $      23
     Restricted Cash                                                                           61                41
     Accounts Receivable, net                                                                 821               832
     Receivables from Affiliates                                                              159                95
     Inventories, at average cost                                                              46                56
     Deferred Income Taxes                                                                     30                52
     Other                                                                                     15                15
----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               1,214             1,114
----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          7,433             7,351

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                        646               667
     Investments                                                                               56                64
     Goodwill, net                                                                          4,895             4,902
     Receivables from Affiliates                                                            1,314             1,314
     Other                                                                                    290               304
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                             7,201             7,251
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  15,848         $  15,716
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                  COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                                 $     849         $     849
     Accounts Payable                                                                         194               144
     Accrued Expenses                                                                         331               374
     Payables to Affiliates                                                                   257               307
     Other                                                                                    205               212
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,836             1,886
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              5,954             5,850

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  1,710             1,671
     Unamortized Investment Tax Credits                                                        54                55
     Pension Obligation                                                                       157               151
     Non-Pension Postretirement Benefits Obligation                                           147               146
     Payables to Affiliates                                                                   282               297
     Other                                                                                    248               248
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       2,598             2,568
---------------------------------------------------------------------------------------------------------------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE COMPANY'S
SUBORDINATED DEBT SECURITIES                                                                  329               329

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           2,048             2,048
     Preference Stock                                                                           7                 7
     Other Paid-in Capital                                                                  5,065             5,057
     Receivable from Parent                                                                  (906)             (937)
     Retained Earnings                                                                        268               257
     Treasury Stock, at cost                                                               (1,344)           (1,344)
     Accumulated Other Comprehensive Income (Loss)                                             (7)               (5)
---------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         5,131             5,083
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  15,848         $  15,716
---------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                  COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                       Three Months Ended March 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $     129         $     146
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          135               167
       Provision for Uncollectible Accounts                                                    11                 7
       Deferred Income Taxes                                                                   53                 3
       Other Operating Activities                                                              36                19
     Changes in Working Capital:
       Accounts Receivable                                                                     --                38
       Inventories                                                                             10                 8
       Accounts Payable, Accrued Expenses and Other Current Liabilities                         1                70
       Changes in Receivables and Payables to Affiliates, net                                 (90)               33
       Other Current Assets                                                                    --                 1
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               285               492
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (182)             (234)
     Notes Receivable from Affiliate                                                           --                48
     Other Investing Activities                                                                --                (3)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (182)             (189)
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               400                --
     Retirement of Long-Term Debt                                                            (297)              (89)
     Dividends on Common Stock                                                               (118)              (63)
     Change in Restricted Cash                                                                (20)               (2)
     Other Financing Activities                                                                (9)               --
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                   (44)             (154)
----------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                          59               149
----------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               23               141
----------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      82         $     290
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:
     Net Assets Transferred as a result of Restructuring, net of Note Payable           $      --         $   1,306
     Receivable from Parent                                                             $      --         $   1,062
     Regulatory Asset Fair Value Adjustment                                             $      --         $     347


                                See Notes to Condensed Consolidated Financial Statements

PECO ENERGY COMPANY

                                      PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                                                       Three Months Ended March 31,
(in millions)                                                                                    2002          2001
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                                                        $1,017       $ 1,048
     Operating Revenues from Affiliates                                                             3             3
----------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                                               1,020         1,051
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                                                     183           244
     Purchased Power from Affiliate                                                               303           244
     Operating and Maintenance                                                                    128           129
     Operating and Maintenance from Affiliates                                                      8             3
     Depreciation and Amortization                                                                112           101
     Taxes Other Than Income                                                                       59            43
----------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                                                  793           764
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                  227           287
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                             (95)         (105)
     Interest Expense - Affiliate                                                                  --            (5)
     Company-Obligated Mandatorily Redeemable Preferred
       Securities of a Partnership, which holds Solely
       Subordinated Debentures of the Company                                                      (2)           (2)
     Other, net                                                                                     1            15
----------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                        (96)          (97)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                        131           190

INCOME TAXES                                                                                       42            68
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                         89           122
----------------------------------------------------------------------------------------------------------------------
     Preferred Stock Dividends                                                                     (2)           (2)
NET INCOME ON COMMON STOCK                                                                     $   87       $   120
----------------------------------------------------------------------------------------------------------------------


OTHER COMPREHENSIVE INCOME
     Net Income                                                                                    89           122
     Other Comprehensive Income (Loss) (net of income taxes):
       SFAS 133 Transition Adjustment                                                              --            40
       Cash Flow Hedge Fair Value Adjustment                                                        2           (18)
----------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income                                                           2            22
----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                     $   91       $   144
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements


                                      PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $      31         $     32
     Restricted Cash                                                                          170              323
     Accounts Receivable, net                                                                 303              319
     Receivables from Affiliates                                                                6                8
     Inventories, at average cost                                                              44               79
     Prepaid Taxes                                                                            133                1
     Other                                                                                     26               58
----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                                 713              820
----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          4,075            4,047

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                      5,692            5,756
     Investments                                                                               24               24
     Pension Asset                                                                             34               13
     Other                                                                                     81               85
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                             5,831            5,878
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  10,619         $ 10,745
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements


                                      PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)



                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     159         $     101
     Payables to Affiliates                                                                   145               194
     Long-Term Debt Due within One Year                                                       752               548
     Accounts Payable                                                                          50                54
     Accrued Expenses                                                                         313               397
     Deferred Income Taxes                                                                     27                27
     Other                                                                                     29                21
----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,475             1,342
----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              5,074             5,438

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  2,985             2,938
     Unamortized Investment Tax Credits                                                        26                27
     Non-Pension Postretirement Benefits Obligation                                           261               239
     Payables to Affiliates                                                                    44                44
     Other                                                                                    114               110
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,430             3,358
----------------------------------------------------------------------------------------------------------------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP,
     WHICH HOLDS SOLEY SUBORDINATED
     DEBENTURES OF THE COMPANY                                                                128               128
MANDATORILY REDEEMABLE PREFERRED STOCK                                                         19                19

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           1,911             1,912
     Receivable from Parent                                                                (1,848)           (1,878)
     Preferred Stock                                                                          137               137
     Retained Earnings                                                                        272               270
     Accumulated Other Comprehensive Income                                                    21                19
----------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                           493               460
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  10,619         $  10,745
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                      PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                       Three Months Ended March 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $     89          $    122
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          112               101
       Provision for Uncollectible Accounts                                                    19                18
       Deferred Income Taxes                                                                   46                55
       Deferred Energy Costs                                                                   34               (29)
       Other Operating Activities                                                               2                 8
     Changes in Working Capital:
       Accounts Receivable                                                                     (3)              (53)
       Changes in Receivables and Payables to Affiliates, net                                 (17)              (99)
       Inventories                                                                             35                45
       Accounts Payable, Accrued Expenses and Other Current Liabilities                       (83)              (95)
       Other Current Assets                                                                  (134)             (118)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Operating Activities                                     100               (45)
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                      (62)              (57)
     Other Investing Activities                                                                (3)               11
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                   (65)              (46)
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Retirement of Long-Term Debt                                                            (160)             (923)
     Issuance of Long-Term Debt                                                                --               805
     Change in Short-Term Debt                                                                 58               173
     Change in Payable to Affiliate                                                            --               (46)
     Dividends on Preferred and Common Stock                                                  (87)              (47)
     Change in Restricted Cash                                                                153               106
     Settlement of Interest Rate Swap Agreements                                               --                31
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                     (36)               99
----------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (1)                8

Cash Transferred in Restructuring                                                              --               (31)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               32                49
----------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     31          $     26
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:
     Net Assets Transferred as a result of Restructuring,
       net of Receivable from Affiliates                                                 $     --          $  1,608
     Contribution of Receivable from Parent                                              $     --          $  1,983


                                See Notes to Condensed Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                                                       Three Months Ended March 31,
(in millions)                                                                                    2002          2001
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                                                        $1,083       $   914
     Operating Revenues from Affiliates                                                           892           714
----------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                                               1,975         1,628
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                                                   1,270           800
     Purchased Power from Affliates                                                                72            18
     Operating and Maintenance                                                                    428           397
     Operating and Maintenance Expense from Affiliates                                              4             7
     Depreciation and Amortization                                                                 63            92
     Taxes Other Than Income                                                                       49            46
----------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                                                1,886         1,360
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                   89           268
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                             (17)          (18)
     Interest Expense from Affiliates                                                              --           (15)
     Equity in Earnings of Unconsolidated Affiliates                                               23            26
     Other, net                                                                                    16             4
----------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                         22            (3)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING PRINCIPLES                                                               111           265

INCOME TAXES                                                                                       45           107
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                                           66           158

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                              13           12
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                     $   79       $   170
----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE  INCOME  (LOSS)  (net of income  taxes)
     Other  Comprehensive Income (Loss):
       SFAS 133 Transition Adjustment                                                              --             4
       Unrealized Loss on Marketable Securities                                                    (9)         (120)
       Cash Flow Hedge Fair Value Adjustment                                                      (74)           (1)
----------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                                                  (83)         (117)
----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                              $   (4)      $    53
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements


                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $     355         $     224
     Accounts Receivable, net                                                                 422               466
     Receivables from Affiliates                                                              241               339
     Inventories, at average cost                                                             343               307
     Other                                                                                     89                65
---------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               1,450             1,401
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          2,173             2,003

DEFERRED DEBITS AND OTHER ASSETS
     Nuclear Decommissioning Trust Funds                                                    3,161             3,165
     Investments                                                                              904               859
     Notes Receivable from Affiliates                                                         277               291
     Deferred Income Taxes                                                                    352               297
     Other                                                                                    188               223
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                             4,882             4,835
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $   8,505         $   8,239
---------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)



                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                                 $       5         $       4
     Accounts Payable                                                                         675               585
     Accrued Expenses                                                                         399               303
     Deferred Income Taxes                                                                      7                 7
     Other                                                                                    183               171
----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,269             1,070
----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              1,020             1,021

DEFERRED CREDITS AND OTHER LIABILITIES
     Unamortized Investment Tax Credits                                                       232               234
     Nuclear Decommissioning Liability                                                      1,367             1,353
     Pension Obligation                                                                       104               118
     Non-Pension Postretirement Benefits Obligation                                           385               384
     Spent Nuclear Fuel Obligation                                                            847               843
     Other                                                                                    349               280
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,284             3,212
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY
     Membership Interest                                                                    2,368             2,368
     Undistributed Earnings                                                                   550               471
     Accumulated Other Comprehensive Income                                                    14                97
----------------------------------------------------------------------------------------------------------------------
         Total Member's Equity                                                              2,932             2,936
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                                   $   8,505         $   8,239
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                       Three Months Ended March 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $     79          $    170
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          155               192
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            (13)              (12)
       Provision for Uncollectible Accounts                                                     2                 3
       Deferred Income Taxes                                                                   (2)              (13)
       Deferred Energy Costs                                                                   --                --
       Equity in (Earnings) Losses of Unconsolidated Affiliates                               (23)              (26)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              10                15
       Other Operating Activities                                                              40               (38)
     Changes in Working Capital:
       Accounts Receivable                                                                     53                37
       Changes in Receivables and Payables to Affiliates, net                                 144                12
       Inventories                                                                            (37)                4
       Accounts Payable, Accrued Expenses and Other Current Liabilities                       127                35
       Other Current Assets                                                                   (26)              (17)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Operating Activities                                     509               362
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (288)             (118)
     Proceeds from Nuclear Decommissioning Trust Funds                                        580               333
     Investment in Nuclear Decommissioning Trust Funds                                       (605)             (354)
     Note Receivable from Affiliate                                                           (46)               --
     Other Investing Activities                                                               (20)               --
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (379)             (139)
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Retirement of Long-Term Debt                                                               1                --
     Distribution to Member                                                                    --               (36)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                       1               (36)
----------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              131               187
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              224                --
----------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    355          $    187
----------------------------------------------------------------------------------------------------------------------


                                See Notes to Condensed Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
          COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1.   BASIS OF PRESENTATION (Exelon, ComEd, PECO and Generation)
         The accompanying condensed consolidated financial statements as of March 31, 2002 and for the three months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' or member's equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd and PECO included in or incorporated by reference in Item 8 of their Annual Report on Form 10-K for the year ended December 31, 2001 and the Notes to Consolidated Financial Statements in Generation's Form S-4 registration statement declared effective on April 24, 2002 by the Securities and Exchange Commission (SEC), (Generation's Form S-4). See ITEM 8. Exhibits and Reports on Form 8-K.


2. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (Exelon, ComEd, PECO and Generation)
         In 2001, the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations" (SFAS No. 141), which requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 requires that unamortized negative goodwill related to pre-July 1, 2001 purchases be recognized as a change in accounting principle concurrent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). At December 31, 2001, AmerGen Energy Company, LLC (AmerGen), an equity-method investee of Generation, had $43 million of negative goodwill, net of accumulated amortization, recorded on its balance sheet. Upon AmerGen's adoption of SFAS No. 141 in January 2002, Generation recognized its proportionate share of income of $22 million ($13 million, net of income taxes) as a cumulative effect of a change in accounting principle.

         Exelon, ComEd and Generation adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Exelon does not have significant other intangible assets recorded on its balance sheet. Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

         As of December 31, 2001, Exelon's Condensed Consolidated Balance Sheets reflected approximately $5.3 billion in goodwill net of accumulated amortization, including $4.9 billion of net goodwill related to the merger of Unicom and PECO recorded on ComEd's Consolidated Balance Sheets, with the remainder related acquisitions by Exelon Enterprises Company, LLC (Enterprises). The first step of the transitional impairment analysis indicated that ComEd's goodwill was not impaired but that an impairment did exist with respect to goodwill recorded in Enterprises' reporting units. Exelon's infrastructure services business (InfraSource), the energy services business (Exelon Services) and the competitive retail energy sales business (Exelon Energy) were determined to be those reporting units of Enterprises which had goodwill allocated to them. The second step of the analysis, which compared the fair value of each of Enterprises' reporting units' goodwill to the carrying value at December 31, 2001, indicated a total goodwill impairment of $357 million ($243 million, net of income taxes and minority interest). The fair value of the Enterprises' reporting units was determined using discounted cash flow models reflecting the expected range of future cash flow outcomes related to each of the Enterprises reporting units over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

         The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2002 are as follows:

                                                         Energy
                                                       Delivery      Enterprises             Total
-----------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                         $   4,902        $     433         $   5,335
Impairment losses                                            --             (357)             (357)
Settlement of pre-merger income tax contingency              (7)              --                (7)
-----------------------------------------------------------------------------------------------------
Balance as of March 31, 2002                          $   4,895        $      76         $   4,971
-----------------------------------------------------------------------------------------------------

         The March 31, 2002 Energy Delivery goodwill relates to ComEd and the remaining Enterprises goodwill relates to the InfraSource and Exelon Energy reporting units. Consistent with SFAS No. 142, the of remaining goodwill will be reviewed for impairment on an annual basis or more frequently if significant events occur that could indicate that an impairment exists.

         The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle are as follows:

Exelon
-------------------------------------------------------------------------------------------------
  Enterprises goodwill impairment (net of income taxes of $103 million)           $      (254)
Minority interest (net of income taxes of $4 million)                                      11
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)               13
-------------------------------------------------------------------------------------------------
Total cumulative effect of a change in accounting principle                       $      (230)
-------------------------------------------------------------------------------------------------

Generation
-------------------------------------------------------------------------------------------------
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)
    recorded as cumulative effect of a change in accounting principle             $        13
-------------------------------------------------------------------------------------------------

         The following table sets forth Exelon's and ComEd's net income and earnings per common share for the three months ended March 31, 2002 and 2001, respectively, adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized.

Exelon

                                                                                       Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                             2002              2001
-----------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of changes in accounting principles                                                 $    238          $    387
Cumulative effect of changes in accounting principles                                        (230)               12
-----------------------------------------------------------------------------------------------------------------------
Reported net income                                                                             8               399
Goodwill amortization                                                                          --                39
-----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                      $      8          $    438
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles                                               $   0.74          $   1.21
    Cumulative effect of changes in accounting principles                                   (0.72)             0.04
-----------------------------------------------------------------------------------------------------------------------
    Reported net income                                                                      0.02              1.25
    Goodwill amortization                                                                      --              0.12
-----------------------------------------------------------------------------------------------------------------------
    Adjusted net income                                                                  $   0.02          $   1.37
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Reported income before cumulative effect of
       changes in accounting principles                                                  $   0.73          $   1.19
    Cumulative effect of changes in accounting principles                                   (0.71)             0.04
-----------------------------------------------------------------------------------------------------------------------
    Reported net income                                                                      0.02              1.23
    Goodwill amortization                                                                      --              0.12
-----------------------------------------------------------------------------------------------------------------------
    Adjusted net income                                                                  $   0.02          $   1.35
-----------------------------------------------------------------------------------------------------------------------




ComEd
                                                                                       Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                             2002              2001
-----------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of a change in accounting principle                                                    $ 129             $ 146
Cumulative effect of change in a accounting principle                                          --                --
-----------------------------------------------------------------------------------------------------------------------
Reported net income                                                                           129               146
Goodwill amortization                                                                          --                32
-----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                         $ 129             $ 178
-----------------------------------------------------------------------------------------------------------------------

Generation

         The cessation of the amortization of negative goodwill of AmerGen on January 1, 2002 did not have a material impact on Generation's reported net income for the three months ended March 31, 2002.

Exelon, PECO and Generation
         On January 1, 2001, Generation recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $4 million, net of income taxes, in accumulated other comprehensive income and PECO deferred a non-cash gain of $40 million, net of income taxes, in accumulated other comprehensive income. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) applies to all derivative instruments and requires that such instruments be recorded on the balance sheet either as an asset or a liability measured at their fair value through earnings, with special accounting permitted for certain qualifying hedges.


3.  REGULATORY ISSUES (Exelon, ComEd and PECO)
         On April 1, 2002, the Illinois Commerce Commission issued an interim order in ComEd's Delivery Services Rate Case. The order sets new delivery rates for residential customers choosing a new retail electric supplier or the Purchase Power Option (PPO) which allows the purchase of electric energy from ComEd at market-based rates. The new rates are effective May 1, 2002 when retail choice for residential customers begins. Traditional bundled rates - rates paid by residential customers that retain ComEd as their electricity supplier - are not affected by this Order and will remain frozen through 2004. The rates for business customers taking delivery services are not impacted by the order. The potential revenue impact of the interim order is not expected to be material in 2002.

         As permitted by the Pennsylvania Electric Competition Act, the Pennsylvania Department of Revenue has calculated a 2002 Revenue Neutral Reconciliation (RNR) adjustment to the gross receipts tax rate in order to neutralize the impact of electric restructuring on its tax revenues. The 2002 RNR adjustment increases the gross receipts tax rate which will increase PECO's annual revenues and tax obligations by approximately $50 million per year. In January 2002, the Pennsylvania Public Utility Commission (PUC) approved the RNR adjustment to the gross receipts tax rate collected from customers. Effective January 1, 2002, PECO implemented the change in the gross receipts tax rate.

4.  EARNINGS PER SHARE (Exelon)
         Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):
                                                 Three Months Ended March 31,
                                                          2002           2001
------------------------------------------------------------------------------
Average common shares outstanding                          321            320
Assumed exercise of stock options                            2              4
------------------------------------------------------------------------------
Average diluted common shares outstanding                  323            324
------------------------------------------------------------------------------

5.  SEGMENT INFORMATION (Exelon)
         Exelon operates in three business segments: energy delivery, generation and enterprises. Energy delivery consists of the operations of ComEd and PECO. Beginning in 2002, Exelon evaluates the performance of its business segments on the basis of net income. Exelon's segment information for the three months ended March 31, 2002 as compared to the same period in 2001 and as of March 31, 2002 and December 31, 2001 is as follows:

                                                                                    Corporate and
                                       Energy                                        Intersegment
                                     Delivery       Generation     Enterprises       Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------
Revenues:
    2002                              $ 2,335          $ 1,975           $ 490            $ (930)           $ 3,870
    2001                                2,497            1,628             667              (969)             3,823
Net Income:
    2002                               $  215            $  79          $ (271)           $  (15)             $   8
    2001                                  266              170             (25)              (12)               399
Total Assets:
    March 31, 2002                   $ 26,467          $ 8,505         $ 1,373          $ (1,442)          $ 34,903
    December 31, 2001                  26,448            8,239           1,699            (1,526)            34,860
--------------------------------------------------------------------------------------------------------------------

6. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Exelon, ComEd, PECO and Generation)

         During the three months ended March 31, 2002 and 2001, Exelon recognized net losses in other comprehensive income relating to mark-to-market
(MTM) adjustments of contracts designated as cash flow hedges as follows:

                                       ComEd              PECO        Generation      Enterprises           Exelon
----------------------------------------------------------------------------------------------------------------------
2002                                       7                 6              (122)              17               (92)
2001                                      --                --                (1)              --                (1)
----------------------------------------------------------------------------------------------------------------------

         During the three months ended March 31, 2002 and 2001, Generation recognized net gains of $2 million and $16 million, respectively, on power purchase and sale contracts not designated as cash flow hedges, in Operating
Revenues and Fuel and Purchased Power Expense in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three months ended March 31, 2002 and 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions or forecasted financing transactions no longer being probable. During the three months ended March 31, 2002 and 2001, PECO reclassified no amount and a net gain of $6 million, respectively, to other income in the Condensed Consolidated Statements of Income and Comprehensive Income, as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that were no longer probable of occurring.

         As of March 31, 2002, deferred net gains and (losses) on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months are as follows:

                                       ComEd              PECO        Generation      Enterprises           Exelon
----------------------------------------------------------------------------------------------------------------------
2002                                       1                15                (7)               3               12
----------------------------------------------------------------------------------------------------------------------

         Amounts in accumulated other comprehensive income related to interest rate cash flows are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.

         Generation classifies investments in the trust accounts for decommissioning nuclear plants as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized costs bases for the securities held in these trust accounts.

                                                                                                     March 31, 2002
                                                    ---------------------------------------------------------------
                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value
---------------------------------------------------------------------------------------------------------------------
Equity securities                                    $   1,651         $     150        $    (257)        $   1,544
Debt securities
    Government obligations                                 975                20               (5)              990
    Other debt securities                                  641                10              (24)              627
---------------------------------------------------------------------------------------------------------------------
Total debt securities                                    1,616                30              (29)            1,617
---------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                  $   3,267         $     180        $    (286)        $   3,161
---------------------------------------------------------------------------------------------------------------------

         Unrealized gains and losses are recognized in Accumulated Depreciation, Regulatory Assets and Accumulated Other Comprehensive Income in Generation's Condensed Consolidated Balance Sheet.

         For the three months ended March 31, 2002, proceeds from the sale of decommissioning trust investments and gross realized gains and losses on those sales were $580 million, $18 million and $32 million, respectively.

         Net realized losses of $4 million were recognized in Accumulated Depreciation in Generation's Consolidated Balance Sheets at March 31, 2002 and $10 million of net realized losses were recognized in Other Income and Deductions in Generation's Condensed Consolidated Statements of Income and Comprehensive Income for the three month period ended March 31, 2002. The available-for-sale securities held at March 31, 2002 have an average maturity of eight to ten years. The cost of these securities was determined on the basis of specific identification.


7.  COMMITMENTS AND CONTINGENCIES (Exelon, ComEd, PECO and Generation)
         For   information    regarding   capital    commitments   and   nuclear
decommissioning  and spent fuel storage,  see the Commitments and  Contingencies
Note in the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2001 and Generation's S-4.

Environmental Liabilities
         Exelon has  identified  72 sites where  former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of March 31, 2002, Exelon had accrued $144 million for environmental investigation and remediation costs that currently can be reasonably estimated, including $121 million for MGP investigation and remediation. Exelon, ComEd, PECO and Generation cannot predict whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

         ComEd had accrued $99 million (discounted) as of March 31, 2002, for environmental investigation and remediation costs which currently can be reasonably estimated. This reserve included $94 million for MGP investigation and remediation.

         PECO had accrued $35 million (undiscounted) as of March 31, 2002, for environmental investigation and remediation costs which currently can be reasonably estimated, including $27 million for MGP investigation and remediation.

         Generation had accrued $10 million (undiscounted) as of March 31, 2002, for environmental investigation and remediation cost, none of which relates to MGP investigation and remediation.

Energy Commitments
         As of March 31, 2002, Exelon and Generation had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others, including Midwest Generation, LLC and AmerGen, an unconsolidated affiliate of Generation, as expressed in the following table:

                                    Capacity        Power Only        Power Only     Purchases from         Transmission
                                   Purchases             Sales         AmerGen       Non-Affiliates     Rights Purchases
----------------------------------------------------------------------------------------------------------------------------
2002                             $       840       $     2,210     $       201          $     1,330          $        91
2003                                   1,214             1,391             261                  506                   31
2004                                   1,222               809             315                  144                   15
2005                                     406               231             241                   78                   15
2006                                     406               122             241                   63                    5
Thereafter                             3,657                22           2,171                  252                   --
----------------------------------------------------------------------------------------------------------------------------
Total                            $     7,745       $     4,785     $     3,430          $     2,373          $       157
----------------------------------------------------------------------------------------------------------------------------

         In connection with the 2001 corporate restructuring, ComEd entered into a purchase power agreement (PPA) with Generation. Under the terms of the PPA, Generation has agreed to supply all of ComEd's load requirements through 2004. Prices for this energy vary depending upon the time of day and month of delivery. During 2005 and 2006, ComEd's PPA is a partial requirements agreement under which ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of the PPA, Generation is responsible for obtaining any required transmission service. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and 2006. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will obtain all of its supply from market sources, which could include Generation.

         In connection with the 2001 corporate restructuring, PECO entered into a PPA with Generation. Under the terms of the PPA, PECO obtains the majority of its electric supply from Generation through 2010. Also, under the restructuring, PECO assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation supplies power to PECO from the transferred generation assets, assigned PPAs and other market sources.

         Under terms of the 2001 corporate restructuring, ComEd will remit to Generation any amounts collected from customers for decommissioning. Under an agreement effective September 2001, PECO will remit to Generation any amounts collected from customers for decommissioning.

Litigation
ComEd
         Chicago Franchise. In March 1999, ComEd reached a settlement agreement with the City of Chicago (Chicago) to end the arbitration proceeding between ComEd and Chicago regarding the January 1, 1992 franchise agreement. As part of the settlement agreement, ComEd and Chicago agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric services in Chicago. The settlement agreement provides that ComEd would be subject to liquidated damages if the projects are not completed by various dates, unless it was prevented from doing so by events beyond its reasonable control. In addition, ComEd and Chicago established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million during each of the years 1999 through 2001 and has conditionally agreed to deposit $25 million at the end of 2002, to help ensure an adequate and reliable electric supply for Chicago.

         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the Federal Energy Regulatory Commission (FERC) alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. On June 29, 2001, FERC denied the customers' requests for rehearing of the order granting rehearing. In August 2001, each of the three wholesale municipal customers appealed the April 30, 2001 FERC order to the Federal circuit court, which consolidated the appeals for the purposes of briefing and decision. In November 2001, the court suspended briefing pending court-initiated settlement discussions.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the state were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question and requesting damages for such breach, in the amount of the difference between the state-subsidized rate and the amount ComEd was willing to pay for the electricity. ComEd is contesting this matter.

         Service Interruptions. In August 1999, three class action lawsuits were filed against ComEd, and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses related to a series of service interruptions that occurred in the summer of 1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than four hours. Conditional class certification was approved by the court for the sole purpose of exploring settlement talks. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. On June 1, 2001, the plaintiffs filed a second amended consolidated complaint and ComEd has filed an answer. A portion of any settlement or verdict may be covered by insurance; discussions with the carrier are ongoing. Exelon's management believes adequate reserves have been established in connection with these cases.

         Enron. As a result of Enron Corp.'s bankruptcy proceeding, ComEd has potential monetary exposure for its 366 customer accounts that were served by Enron Energy Services (EES) as a billing agent. EES has rejected its contracts with these accounts, with the exception of approximately 100 accounts for which EES retains its billing agency. ComEd is working to ensure that customers know what amounts are owed to ComEd on accounts for which EES has been removed as billing agent, and has obtained updated billing addresses for these accounts. With regard to the accounts for which EES retains its billing agency, ComEd's total amount outstanding is not material. Because that amount is owed to ComEd by individual customers, it is not part of the bankrupt Enron's estate. The ICC has rescinded EES's authority to act as an alternative retail energy supplier in Illinois. However, EES never served as a supplier, as opposed to a billing agent, to any of ComEd's retail accounts.

ComEd and Generation
         Godley Park District Litigation. On April 18, 2001, the Godley Park District filed suit in Will County Circuit Court against ComEd and Exelon alleging that oil spills at Braidwood Station have contaminated the Park District's water supply. The complaint sought actual damages, punitive damages of $100 million and statutory penalties. The court dismissed all counts seeking punitive damages and statutory penalties, and the plaintiff has filed an amended complaint before the court. Exelon is contesting the liability and damages sought by the plaintiff.

Generation
         Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a Federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16.3 million in various damages. On November 20, 2001, the District Court entered an amended final judgment which included an award of both pre-judgment and post-judgment interests, costs, and medical monitoring expenses which total $43.3 million. This matter is being appealed by Cotter in the Tenth Circuit Court of Appeals. Cotter will vigorously contest the award.

         In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in federal district court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. The plaintiffs appealed the verdict to the Tenth Circuit Court of Appeals.

         On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions, as well as any liability arising in connection with the West Lake Landfill discussed in the next paragraph. In connection with Exelon's 2001 corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred by ComEd to Generation. Exelon's management believes adequate reserves have been established in connection with these proceedings.

         The United States Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), is reviewing a draft feasibility study that recommends capping the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site are $10 to $15 million. Once a final feasibility study is complete and a remedy selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Exelon cannot predict its share of the costs.

         Pennsylvania Real Estate Tax Appeals. Exelon is involved in tax appeals regarding two of its nuclear facilities, Limerick Generating Station (Montgomery County) and Peach Bottom Atomic Power Station (York County), and one of its fossil facilities, Eddystone (Delaware County). Exelon is also involved in the tax appeal for Three Mile Island (Dauphin County) through AmerGen. Exelon does not believe the outcome of these matters will have a material adverse effect on Exelon's results of operations or financial condition.

General
         Exelon, ComEd, PECO and Generation are involved in various other litigation matters. The ultimate outcome of such matters, as well as the matters discussed above, while uncertain, are not expected to have a material adverse effect on its respective financial condition or results of operations.

8.  MERGER-RELATED COSTS (Exelon, ComEd, PECO and Generation)
         In association with the October 20, 2000 merger of Unicom Corporation (the former parent company of ComEd) and PECO (Merger), Exelon recorded certain reserves for restructuring costs. The reserves associated with PECO were charged to expense, while the reserves associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations.

         Merger-related costs charged to expense in 2000 were $276 million, consisting of $124 million for PECO employee costs and $152 million of direct incremental costs. Direct incremental costs represent expenses directly associated with completing the Merger, including professional fees, regulatory approval and settlement costs, and settlement of compensation arrangements. Employee costs represent estimated severance costs and pension and postretirement benefits provided under Exelon's merger separation plans for eligible employees who are expected to be involuntarily terminated before December 2002 due to integration activities of the merged companies.

         The purchase price allocation as of December 31, 2000 included a liability of $307 million for Unicom employee costs and liabilities of approximately $39 million for estimated costs of exiting various business activities of former Unicom activities that were not compatible with the strategic business direction of Exelon.
         During 2001, Exelon finalized its plans for consolidation of functions, including negotiation of an agreement with the union regarding severance benefits to union employees and recorded adjustments to the purchase price allocation as follows:

                                                                        Original             2001          Adjusted
                                                                        Estimate      Adjustments       Liabilities
-------------------------------------------------------------------------------------------------------------------------
Employee severance payments                                            $     128        $      33         $     161 (a)
Actuarially determined pension and postretirement costs                      158              (11)              147 (b)
Relocation and other severance                                                21                9                30 (a)
-------------------------------------------------------------------------------------------------------------------------
Total Unicom - Employee Cost                                           $     307        $      31         $     338
-------------------------------------------------------------------------------------------------------------------------

(a) The increase is a result of the identification in 2001 of additional positions to be eliminated.
(b) The reduction results from lower estimated pension and post retirement welfare benefits reflecting revised actuarial estimates.

         Additional employee severance costs of $48 million primarily related to PECO employees were charged to expense in 2001. Exelon anticipates that a total of $281 million of employee costs will be funded from pension and postretirement benefit plans.

         The following table provides a reconciliation of the reserve for employee severance and relocation costs associated with the merger:

------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of October 20, 2000                   $     149
Additional reserve                                                                        42
------------------------------------------------------------------------------------------------
Adjusted employee severance and relocation reserve                                       191
Payments to employees (October 2000-December 2001)                                       (77)
Payments to employees (January 2002-March 2002)                                          (15)
------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of March 31, 2002                     $      99
------------------------------------------------------------------------------------------------

         As part of the January 2001 corporate restructuring, portions of the employee severance and restructuring reserve were transferred from ComEd to Generation, Enterprises and BSC. Approximately $62 million and $30 million of the employee severance and relocation reserve as of March 31, 2002 relates to ComEd and Generation, respectively, and is reflected on the Consolidated Balance Sheets of those entities.

         Approximately 3,300 Unicom and PECO positions have been identified to be eliminated as a result of the merger. Exelon has terminated 1,745 employees as of March 31, 2002 of which 284 were terminated in the first quarter of 2002. The remaining positions are expected to be eliminated by the end of 2002.


9.  LONG-TERM DEBT (Exelon and ComEd)
         On March 13, 2002, ComEd issued $400 million of 6.15% First Mortgage Bonds, due March 15, 2012. On March 21, 2002, ComEd redeemed $200 million of 8.625% First Mortgage Bonds at the redemption price of 103.84% of the principal amount plus accrued interest. These bonds had a maturity date of February 1, 2022. The $400 million bond issuance was a replacement of the $200 million bonds called on March 21, 2002 and the $196 million 9.875% First Mortgage Bonds which were called in November 2001.

         In connection with the issuance of $400 million of First Mortgage Bonds, ComEd settled forward starting interest rate swaps in the aggregate amount of $375 million resulting in a $9 million loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.

10.  SALE OF ACCOUNTS RECEIVABLE  (Exelon and PECO)
         PECO is party to an agreement, which expires in November 2005, with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. As of March 31, 2002, PECO had sold a $225 million interest in accounts receivable, consisting of a $163 million interest in accounts receivable that PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $62 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables.

The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At March 31, 2002, PECO met this requirement and was not required to make any cash deposits.


11.  RELATED-PARTY TRANSACTIONS (Exelon, ComEd, PECO and Generation)
Exelon and Generation
         In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the 1-month London Interbank Offering Rate plus 2.25%. As of March 31, 2002, $46 million had been loaned to AmerGen. The loan is due November 30, 2002.

         Generation has entered into PPAs dated December 18, 2001 and November 22, 1999 with AmerGen. Under the 2001 PPA, Generation has agreed to purchase from AmerGen all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation has agreed to purchase from AmerGen all of the residual energy from Clinton Nuclear Power Station (Clinton), through December 31, 2002. Currently, the residual output approximates 25% of the total output of Clinton. For the three months ended March 31, 2002 and 2001, the amount of purchased power recorded in Fuel and Purchased Power in the Condensed Consolidated Statements of Income and Comprehensive Income is $56 million and $10 million, respectively. As of March 31, 2002 and December 31, 2001, Generation had a payable of $19 million and $3 million, respectively, resulting from these PPAs.

         Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen on 90 days notice. Generation is compensated for these services in an amount agreed to in the work order, but not less than the higher of fully allocated costs for performing the services or the market price. For the three months ended March 31, 2002 and 2001, the amount charged to AmerGen for these services was $14 million and $16 million, respectively. As of March 31, 2002 and December 31, 2001, Generation had a receivable of $46 million and $47 million, respectively, resulting from these services.

ComEd
         ComEd had a note receivable from Unicom Investments Inc. of $1.3 billion at March 31, 2002 and December 31, 2001, relating to the December 1999 fossil plant sale, which is included in deferred debits and other assets in ComEd's Condensed Consolidated Balance Sheets. Interest income earned on this note receivable was $8 million and $23 million, respectively, for the three months ended March 31, 2002 and 2001. Interest receivable due on this note was $8 million and $24 million at March 31, 2002 and December 31, 2001, respectively, and is included in Current Assets on ComEd's Condensed Consolidated Balance Sheets.

         Interest income earned on the $352 million outstanding receivable from PECO as of March 31, 2001 was $5 million for the three months ended March 31, 2001. This receivable was repaid in the second quarter of 2001.

         At March 31, 2002 and December 31, 2001, ComEd had a $906 million and $937 million non-interest bearing receivable, respectively, from Exelon relating to the 2001 Corporate restructuring. This receivable is reflected as a reduction of Shareholders' Equity in ComEd's Condensed Consolidated Balance Sheets and is expected to be settled over the years 2002 through 2008.

         ComEd had a short-term payable of $59 million at March 31, 2002 and December 31, 2001, and a long-term payable of $275 million and $291 million at March 31, 2002 and December 31, 2001, respectively, to Generation primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation. These liabilities to Generation were included in Current Liabilities and Deferred Credits and Other Liabilities, respectively, on ComEd's Condensed Consolidated Balance Sheets.

         ComEd paid common stock dividends to Exelon of $118 million and $63 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

         Effective January 1, 2001, ComEd entered into a PPA with Generation. Intercompany power purchases pursuant to the PPA for the three months ended March 31, 2002 and March 31, 2001 were $532 million and $608 million, respectively. At March 31, 2002 and December 31, 2001, there was a $166 million and $183 million payable, respectively, to Generation for the PPA as well as other services provided which is included in Current Liabilities on ComEd's Condensed Consolidated Balance Sheets.

         ComEd provided electric, transmission, and other ancillary services to Generation and Enterprises. These services were recorded in revenues were $11 million and $42 million for the three months ended March 31, 2002 and March 31, 2001, respectively. At March 31, 2002 and December 31, 2001, there was a $4 million and $26 million receivable, respectively, for services provided, which is included in Current Assets on ComEd's Condensed Consolidated Balance Sheets.

         ComEd receives a variety of corporate support services from Exelon Business Services Company (BSC), including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $40 million and $30 million for the three months ended March 31, 2002 and March 31, 2001, respectively, of which $39 million and $28 million, respectively, was included in Operating and Maintenance (O&M) expense on ComEd's Condensed Consolidated Statements of Income and Comprehensive Income and $1 million and $2 million, respectively, was capitalized. At March 31, 2002 and December 31, 2001, there was a $21 million and $14 million payable, respectively, to BSC for services provided which is included in Current Liabilities on ComEd's Condensed Consolidated Balance Sheets.

         ComEd receives transmission related services under contracts with InfraSource, Inc., formerly Exelon Infrastructure Services, Inc. Such services totaling $7 million and $9 million for the three months ended March 31, 2002 and March 31, 2001, respectively, were capitalized.

         In 2001, ComEd contracted with Exelon Services to provide energy conservation services to ComEd customers. The costs were $3 million and $4 million for the three months ended March 31, 2002 and March 31, 2001, respectively, and were included in O&M expense on ComEd's Condensed Consolidated Statements of Income and Comprehensive Income.

         In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation and BSC. Receivables at March 31, 2002 and December 31, 2001 from Generation for such service totaled $119 million and $21 million, respectively, and from BSC totaled $24 million and $19 million, respectively, and were included in Current Assets on ComEd's Condensed Consolidated Balance Sheets.

PECO
         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable from Exelon's related to the 2001 corporate restructuring. This receivable is reflected as a reduction of Shareholders' Equity in PECO's Condensed Consolidated Balance Sheets and is expected to be settled over the years 2002 through 2010. As of March 31, 2002 and December 31, 2001, the balance of this receivable from Exelon was $1.8 billion and $1.9 billion, respectively.

         PECO paid common stock dividends of $85 million and $45 million to Exelon for the three months ended March 31, 2002 and 2001, respectively.

         Effective January 1, 2001, PECO entered into a PPA with Generation. Intercompany power purchases pursuant to the PPA for the three months ended March 31, 2002 and 2001 were $303 million and $244 million, respectively. As of March 31, 2002 and December 31, 2001, PECO's payable related to the PPA was $105 million and $90 million, respectively.

         PECO receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $7 million and $2 million for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and December 31, 2001, PECO had a $31 million and $41 million payable, respectively, to BSC.

         PECO received services from Enterprises during the three months ended March 31, 2002 and 2001 for deployment of automated meters and meter reading services for $9 million and $5 million, respectively. At March 31, 2002 and December 31, 2001, PECO had a $6 million and $8 million payable, respectively, to Enterprises.

         Interest expense related to the outstanding payable to ComEd of $352 million as of March 31, 2001 was $5 million for the three months ended March 31, 2001. This payable was repaid in the second quarter of 2001.

         PECO  provides   energy  to  Generation  for   Generation's   own  use.
Intercompany sales for the three months ended March 31, 2002 and 2001 were $2 million in each period.

Generation
         Generation had a short-term receivable of $59 million at March 31, 2002 and December 31, 2001, and a long-term receivable of $275 million and $291 million at March 31, 2002 and December 31, 2001, respectively, from ComEd primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation resulting from the restructuring. These receivables from ComEd were included in Current Assets and Deferred Debits and Other Liabilities, respectively, on Generation's Condensed Consolidated Balance Sheets.

         Effective January 1, 2001, Generation entered into PPAs with ComEd and PECO. Intercompany power sales pursuant to the PPAs for the three months ended March 31, 2002 and March 31, 2001 were $835 million, including decommissioning reveue of $3 million, and $852 million, including decommissioning revenue of $3 million, respectively. At March 31, 2002 and December 31, 2001, there was a $271 million and $273 million receivable, respectively, for the PPAs as well as other services provided which is included in Current Assets on Generation's Condensed Consolidated Balance Sheets.

         Generation sells power to Exelon Energy. Power sales for the three months ended March 31, 2002 and 2001 were $57 million and $61 million, respectively. At March 31, 2002 and December 31, 2001, there was a $19 million and $15 million receivable, respectively.

         Generation purchases power from AmerGen under PPAs as discussed in the Exelon and Generation section of this note. Additionally, Generation purchases power from PECO for Generation's own use, buys back excess power from Exelon Energy and purchases transmission and ancillary services from ComEd. These purchases, including AmerGen, for the three months ended March 31, 2002 and 2001 were $72 million and $18 million, respectively. At March 31, 2002 and December 31, 2001, Generation had payables for such services of $4 million and $26 million, respectively.

         Generation receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $14 million and $13 million for the three months ended March 31, 2002 and March 31, 2001, respectively, and were included in Operating and Maintenance (O&M) expense on Generation's Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2002 and December 31, 2001, there was an $8 million and an $18 million payable, respectively, to BSC for services provided which is included in Current Liabilities on Generation's Condensed Consolidated Balance Sheets.

         In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation. Payables at March 31, 2002 and December 31, 2001 to ComEd for such services totaled $119 million and $21 million, respectively, and were included in Current Liabilities on Generation's Condensed Consolidated Balance Sheets.

         In relation to the December 18, 2001 acquisition of 49.9% of Sithe Energies, Inc. (Sithe) common stock, Generation had a $700 million payable to Exelon, which was repaid in the second quarter of 2001. Interest expense related to this payable for the three months ended March 31, 2001 was $15 million.

12.  NEW ACCOUNTING PRONOUNCEMENTS (Exelon, ComEd, PECO and Generation)
         In June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" (SFAS No. 143). In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145).

         SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Exelon expects to adopt SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. Adoption of SFAS No. 143 will change the accounting for the decommissioning of Exelon's nuclear generating plants. Currently, Generation records the obligation for decommissioning ratably over the lives of the plants. The January 1, 2003 adoption of SFAS No. 143 will require a cumulative effect adjustment effective the date of adoption to adjust plant assets and decommissioning liabilities to the values they would have been had this standard been employed from the in-service dates of the plants.

         The effect of this cumulative adjustment will be to increase the decommissioning liability to reflect a full decommissioning obligation in current year dollars. Additionally, the standard will require the accrual of an asset related to the full amount of the decommissioning obligation, which will be amortized over the remaining lives of the plants. The net difference between the asset recognized and the liability recorded upon adoption of SFAS No. 143 will be charged to earnings and recognized as a cumulative effect, net of expected regulatory recovery. The decommissioning liability to be recorded represents an obligation for the future decommissioning of the plants, and as a result interest expense will be accrued on this liability until such time as the obligation is satisfied.

         Exelon is in the process of evaluating the impact of SFAS No. 143 on its financial statements, and cannot determine the ultimate impact of adoption at this time, however the cumulative effect could be material to Exelon's earnings. Additionally, although over the life of the plant the charges to earnings for the depreciation of the asset and the interest on the liability will be equal to the amounts currently recognized as decommissioning expense, the timing of those charges will change and in the near-term period subsequent to adoption, the depreciation of the asset and the interest on the liability could result in an increase in expense.

         Exelon, ComEd, PECO and Generation adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 establishes accounting and reporting standards for both the impairment and disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and its provisions are generally applied prospectively. The adoption of this statement had no effect on Exelon's reported financial positions, results of operations or cash flows.

         SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4) and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases", (SFAS No. 13) to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This provisions of this statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions of this statement relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Exelon is in the process of evaluating the impact of SFAS No. 145 on its financial statements, and does not expect the impact to be material.


13.  CHANGE IN ACCOUNTING ESTIMATE (Exelon and Generation)
         Effective April 1, 2001, Generation changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods of up to 20 years for certain fossil stations and by 50 years for a pumped storage station. Effective July 1, 2001, the estimated service lives were extended by 20 years for the remainder of Exelon's operating nuclear stations. These changes were based on engineering and economic feasibility studies performed by Generation considering, among other things, future capital and maintenance expenditures at these plants. As a result of the change, net income for the three months ended March 31, 2002 increased $35 million ($20 million, net of income taxes).


14.  SUBSEQUENT EVENTS (Exelon and Generation)
         On April 25, 2002, Generation completed the purchase of two TXU Energy power plants located in the Dallas and Fort Worth areas for $443 million. The agreement was first announced in December 2001. The purchase includes the 893 MW Mountain Creek Steam Electric Station in Dallas and the 1,441 MW Handley Steam Electric Station in Fort Worth. The purchase was funded with available cash and Exelon commercial paper.

         On April 1, 2002, Exelon Enterprises completed the sale of its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. The after-tax gain is estimated at approximately $120 million with a resulting $0.37 earnings per share (diluted) gain, which will be reported as part of second quarter earnings. Proceeds from the transaction will be used for Exelon's general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXELON CORPORATION

GENERAL

Exelon Corporation (Exelon), through its subsidiaries, operates in three business segments:

     o Energy Delivery, consisting of the retail electricity distribution and transmission businesses of Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the natural gas distribution business of PECO in the Pennsylvania counties surrounding the City of Philadelphia.

     o Generation, consisting of Exelon Generation Company, LLC's (Generation) electric generating facilities, energy marketing operations and equity interests in Sithe Energies, Inc. (Sithe) and AmerGen Energy Company, LLC (AmerGen).

     o    Enterprises,   consisting  of  Exelon   Enterprises   Company,   LLC's
          (Enterprises) competitive retail energy sales, energy and infrastructure services, communications and other investments weighted towards the communications, energy services and retail services industries.

     See Note 5 of the Combined Notes to Condensed Consolidated Financial Statements for further segment information.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Net Income and Earnings Per Share
         Exelon's income before the cumulative effect of changes in accounting principles decreased $149 million, or 39%, for the three months ended March 31, 2002. Diluted earnings per common share on the same basis decreased $0.46 per share, or 39%. The decrease in income before the cumulative effect of changes in accounting principles reflects lower earnings in Energy Delivery and Generation, primarily related to a decrease in retail sales due to mild winter weather, lower wholesale energy prices, increased nuclear refueling outage costs and employee severance costs, partially offset by the discontinuation of goodwill amortization required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

         Net income decreased $391 million, or 98%, for the three months ended March 31, 2002. Diluted earnings per common share on the same basis decreased $1.21 per share, or 98%. Net income for the three months ended March 31, 2002 includes a $230 million charge for the cumulative effect of changes in accounting principles, reflecting goodwill impairment upon the adoption of SFAS No. 142. Net income for the three months ended March 31, 2001 includes $12 million of income for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133).

See ITEM 1. Financial Statements - Note 2 - Cumulative Effect of Changes in Accounting Principles.

         Exelon evaluates its performance on a business segments basis. The analysis below presents the operating results for each of its business segments for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         Corporate provides its business segments a variety of support services including legal, human resources, financial and information technology services. These costs are allocated to the business segments. Additionally, Corporate costs reflect costs for strategic long-term planning, lobbying, and interest costs and income from various investment and financing activities.

Income Before Cumulative Effect of Changes in Accounting Principles by Business Segment

                                                     Three Months Ended March 31,
                                                          2002              2001         Variance       % Change
-------------------------------------------------------------------------------------------------------------------
Energy Delivery                                            215               266              (51)        (19.2%)
Generation                                                  66               158              (92)        (58.2%)
Enterprises                                                (28)              (25)              (3)         12.0%
Corporate                                                  (15)              (12)              (3)         25.0%
----------------------------------------------------------------------------------------------------
Total                                                      238               387             (149)        (38.5%)
----------------------------------------------------------------------------------------------------

Results of Operations - Energy Delivery Business Segment

                                                            Three Months Ended March 31,
                                                                       2002         2001     Variance      % Change
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   2,335       $2,497       $ (162)      (6.5%)

OPERATING EXPENSES
     Fuel and Purchased Power                                         1,024        1,097          (73)      (6.7%)
     Operating and Maintenance                                          373          350           23        6.6%
     Depreciation and Amortization                                      247          268          (21)      (7.8%)
     Taxes Other Than Income                                            132          115           17       14.8%
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,776        1,830          (54)      (3.0%)
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        559          667         (108)     (16.2%)
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (221)        (246)          25      (10.2%)
     Distributions on Preferred Securities of Subsidiaries              (11)         (11)          --        0.0%
     Other, net                                                          14           47          (33)     (70.2%)
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (218)        (210)          (8)       3.8%
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              341          457         (116)     (25.4%)

INCOME TAXES                                                            126          191          (65)     (34.0%)
-------------------------------------------------------------------------------------------------------

NET INCOME                                                        $     215       $  266       $  (51)     (19.2%)
-------------------------------------------------------------------------------------------------------

         Energy Delivery's gross margin (revenue net of fuel and purchased power) declined $89 million, $51 million of which was attributable to milder winter weather which reduced retail electric and gas volumes, and a reduction in wholesale sales volumes.

         Higher operating and maintenance expense reflects an increase in uncollectible accounts and claims expenses, costs associated with the deployment of automatic meter reading technology, increased pension and postretirement benefit costs and increased corporate allocations, including a portion of executive severance charges.

         Energy Delivery's $21 million decrease in depreciation and amortization expense reflects $32 million for the discontinuation of goodwill amortization due to the adoption of SFAS No. 142 as of January 1, 2002, partially offset by $9 million of higher competitive transition charge (CTC) amortization.

         Lower interest expense reflects reductions in debt outstanding and lower interest rates due to debt refinancing. The reduction in Other - net, primarily reflects lower intercompany interest income reflecting lower interest rates.

         Energy Delivery's effective income tax rate was 37.0% for the three months ended March 31, 2002, compared to 41.8% for the three months ended March 31, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, which was not deductible for income tax purposes and tax benefits associated with the implementation of state tax planning strategies and the reduced impact of investment tax credit amortization.

Energy Delivery Operating Statistics and Revenue Detail

         Energy Delivery's electric sales statistics and revenue detail are as follows:

                                                              For the three months ended March 31,
Retail Deliveries - (in gigawatthours (GWh))                                2002             2001        % Change
--------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                8,465            8,766         (3.4%)
Small Commercial & Industrial                                              7,207            6,876          4.8%
Large Commercial & Industrial                                              5,307            5,421         (2.1%)
Public Authorities & Electric Railroads                                    1,994            2,203         (9.5%)
-----------------------------------------------------------------------------------------------------
                                                                          22,973           23,266         (1.3%)
Unbundled Deliveries (2)
Alternative Energy Suppliers
Residential                                                                  792              527         50.3%
Small Commercial & Industrial -                                            1,100            1,354        (18.8%)
Large Commercial & Industrial -                                            1,489            2,352        (36.7%)
Public Authorities & Electric Railroads -                                    138               48        187.5%
-----------------------------------------------------------------------------------------------------
                                                                           3,519            4,281        (17.8%)
-----------------------------------------------------------------------------------------------------
PPO (ComEd Only)
Small Commercial & Industrial                                                763              823         (7.3%)
Large Commercial & Industrial                                              1,311            1,359         (3.5%)
Public Authorities & Electric Railroads                                      242              258         (6.2%)
-----------------------------------------------------------------------------------------------------
                                                                           2,316            2,440         (5.1%)
-----------------------------------------------------------------------------------------------------
Total Unbundled Deliveries                                                 5,835            6,721        (13.2%)
-----------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   28,808           29,987         (3.9%)
-----------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier or ComEd's Power Purchase Option (PPO).

                                                     For the three months ended March 31,
Electric Revenue (in millions)                                         2002         2001     Variance     % Change
--------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $     761     $    815     $    (54)     (6.6%)
Small Commercial & Industrial                                           580          520           60      11.5%
Large Commercial & Industrial                                           346          319           27       8.5%
Public Authorities & Electric Railroads                                 110          124          (14)    (11.3%)
-------------------------------------------------------------------------------------------------------
                                                                      1,797        1,778           19      10.7%
-------------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
Alternative Energy Suppliers
Residential                                                              54           36           18      50.0%
Small Commercial & Industrial                                            17           54          (37)    (68.5%)
Large Commercial & Industrial                                            13           62          (49)    (79.0%)
Public Authorities & Electric Railroads                                   2            1            1     100.0%
-------------------------------------------------------------------------------------------------------
                                                                         86          153          (67)    (43.8%)
-------------------------------------------------------------------------------------------------------
PPO (ComEd Only)
Small Commercial & Industrial                                            43           37            6      16.2%
Large Commercial & Industrial                                            64           61            3       4.9%
Public Authorities & Electric Railroads                                  13           12            1       8.3%
-------------------------------------------------------------------------------------------------------
                                                                        120          110           10       9.1%
-------------------------------------------------------------------------------------------------------
    Total Unbundled Revenues                                            206          263          (57)    (21.7%)
-------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        2,003        2,041          (38)     (1.9%)
-------------------------------------------------------------------------------------------------------
    Wholesale and Miscellaneous Revenue (3)                             123          162          (39)     (2.4%)
-------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   2,126     $  2,203     $    (77)     (3.5%)
-------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier or ComEd's Power Purchase Option (PPO). Revenue from customers choosing an alternative energy supplier includes a distribution charge and a CTC. Revenues from customers choosing ComEd's PPO includes an energy charge at market rates, transmission, and distribution charges and a CTC. Transmission charges received from alternative energy suppliers are included in wholesale and miscellaneous revenue.
(3) Wholesale and miscellaneous revenues include sales to alternative energy suppliers, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the three months ended March 31, 2002, as compared to the same period in 2001 are attributable to the following:

(in millions)                                                      Variance
-----------------------------------------------------------------------------
Rate Changes                                                     $      (1)
Customer Choice                                                         41
Weather                                                                (72)
Other Effects                                                           (6)
-----------------------------------------------------------------------------
Electric Retail Revenue                                          $     (38)
-----------------------------------------------------------------------------

o Rate Changes. The decrease in revenues attributable to rate changes reflects the 5% ComEd residential rate reduction, effective October 1, 2001, required by the Illinois restructuring legislation and a $60 million PECO rate reduction effective January 1, 2001 offset by an increase in PECO's gross receipts tax rate of $13 million and the expiration of a 6% reduction in PECO's rates during the first quarter of 2001. The change in the gross receipts tax rate does not affect income.
o Customer Choice. ComEd non-residential customers and all PECO customers have the choice to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but affects revenue collected from customers related to energy supplied by Energy Delivery. The favorable customer choice effect is attributable to increased revenues of $80 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier, partially offset by a decrease in revenues of $39 million from customers in Illinois electing to purchase energy from an Alternative Retail Electric Supplier (ARES) or the PPO, under which customers can purchase power from ComEd at a market-based rate. Exelon continues to collect delivery charges from these customers.
o Weather. The demand for electricity and gas services is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions", because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. The weather impact was unfavorable compared to the prior year as a result of warmer winter weather in ComEd's and PECO's service territories.
o Other Effects. Other items decreasing revenues were primarily related to an $11 million settlement of CTCs by a large PECO customer in 2001 partially offset by a net $8 million favorable volume variance other than weather, due to the impact of a strong housing construction market in Chicago, partially offset by the impact of a slower economy on large commercial and industrial customers.

         The reduction in Wholesale and Miscellaneous revenues in for the three months ended March 31, 2002, as compared to 2001, reflects $28 million lower off-system sales due to the expiration of wholesale contracts that were offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois.

         Energy Delivery's gas sales statistics and revenue detail are as follows:

                                                 2002       2001       Variance
--------------------------------------------------------------------------------
Deliveries in million cubic feet (mmcf)        31,357     34,230        (2,873)
Revenue (in millions)                            $209       $295          $(86)
--------------------------------------------------------------------------------

         The changes in gas revenue for the quarter ended March 31, 2002, as compared to the same 2001 period, are as follows:

(in millions)                                           Variance
------------------------------------------------------------------
Rate Changes                                           $     (35)
Weather                                                      (30)
Volume                                                       (21)
------------------------------------------------------------------
Gas Revenue                                            $     (86)
------------------------------------------------------------------

o Rate Changes. The unfavorable variance in rates is attributable to an adjustment of the purchased gas cost recovery by the PUC effective in December 2001. The average rate per million cubic feet for all customers for the quarter ended March 31, 2002 was 23% lower than the same 2001 period. PECO's gas rates are subject to periodic adjustments by the PUC designed to recover or refund the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.
o Weather. The unfavorable weather impact is attributable to warmer temperatures during the quarter ended March 31, 2002 as compared to the same 2001 period. Heating degree-days decreased 17% in the quarter ended March 31, 2002 compared to the same 2001 period.
o Volume. Exclusive of weather impacts, lower delivery volume affected revenue by $21 million in the quarter ended March 31, 2002 compared to the same 2001 period. Total deliveries to retail customers decreased 8% in the quarter ended March 31, 2002 compared to the same 2001 period, primarily as a result of slower economic conditions in 2002 offset by increased customer growth.

Results of Operations - Generation Business Segment

                                                            Three Months Ended March 31,
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,975       $1,628       $  347       21.3%

OPERATING EXPENSES
     Fuel and Purchased Power                                         1,342          818          524       64.1%
     Operating and Maintenance                                          432          404           28        6.9%
     Depreciation and Amortization                                       63           92          (29)     (31.5%)
     Taxes Other Than Income                                             49           46            3        6.5%
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,886        1,360          526       38.7%
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                         89          268         (179)     (66.8%)
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (17)         (33)          16      (48.5%)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net       23           26           (3)     (11.5%)
     Other, net                                                          16            4           12      300.0%
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                               22           (3)          25     (833.3%)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                           111          265         (154)     (58.1%)

INCOME TAXES                                                             45          107          (62)     (57.9%)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                 66          158          (92)     (58.2%)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
-------------------------------------------------------------------------------------------------------
   PRINCIPLES                                                            13           12            1        8.3%

NET INCOME                                                        $      79       $  170          (91)     (53.5%)
-------------------------------------------------------------------------------------------------------

         Generation's operating results reflect lower margins (revenues less fuel and purchased power) on wholesale energy sales due to lower market prices for energy, a lower supply of low cost nuclear generation and a reduction in volumes sold to affiliates. Revenues for the first quarter of 2002 include $515 million related to the trading activities, which were initiated in April 2001. Lower volumes sold to retail affiliates attributable to mild winter weather reduced Generation's gross margins by $7 million, the effect of which was partially offset by an increase in lower price wholesale sales. Additionally, four additional nuclear generating station refueling outages reduced the amount of low cost nuclear generation available for sale. Fuel and purchased power expense includes $514 million related to the trading portfolio. Operating and maintenance expense increased due to the additional refueling outages, partially offset by employee reductions and other non-outage operating cost reductions. The decline in depreciation expense reflects extension of the estimated service lives of generating stations commencing in the second quarter of 2001. Operating results for the three months ended March 31, 2002 include non-cash mark-to-market gains on derivative contracts of $3 million. SFAS No. 141, "Business Combinations" (SFAS No. 141) requires that unamortized negative goodwill related to pre-July 1, 2001 purchases be recognized as a change in accounting principle concurrent with the adoption of SFAS No. 142. At December 31, 2001, AmerGen, an equity-method investee of Generation, had $43 million of negative goodwill, net of accumulated amortization, recorded on its balance sheet. Upon AmerGen's adoption of SFAS No. 141 in January 2002, Generation recognized its proportionate share of income of $22 million ($13 million, net of income taxes) as a cumulative effect of a change in accounting principle. Exelon adopted SFAS No. 133 on January 1, 2001, which resulted in after-tax income of $12 million that is reflected as a cumulative effect of a change in accounting principle. See ITEM 1. Financial Statements - Note 2 - Cumulative Effect of Changes in Accounting Principles.

Generation Operating Statistics:

         For the three months ended March 31, 2002 and 2001, Generation's sales and the supply of these sales were as follows:

                                                                                       Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                             2002              2001
-----------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                            27,750            29,204
Exelon Energy                                                                               1,250             1,591
Market Sales                                                                               19,324            17,459
Trading Portfolio                                                                          14,239                --
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                      62,563            48,254
-----------------------------------------------------------------------------------------------------------------------




                                                                                       Three Months Ended March 31,
(in GWhs)                                                                                    2002              2001
-----------------------------------------------------------------------------------------------------------------------
Nuclear Units                                                                              28,752            31,206
Purchases - non-trading portfolio                                                          18,093            15,561
Purchases - trading portfolio                                                              14,239                --
Fossil and Hydro Units                                                                      1,479             1,487
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                      62,563            48,254
-----------------------------------------------------------------------------------------------------------------------

         Generation's  average  margin data for the three months ended March 31,
2002 and 2001 were as follows:
                                                                                      Three Months Ended March 31,
($/MWh)                                                                                      2002              2001
-----------------------------------------------------------------------------------------------------------------------
Average Realized Revenue
     Energy Delivery                                                                 $     29.98     $      29.11
     Exelon Energy                                                                         45.60            38.34
     Market Sales                                                                          28.15            39.69
     Trading Portfolio                                                                     36.17             n.a.
     Total Sales - including the trading portfolio                                         31.14             n.a.
     Total Sales - excluding the trading portfolio                                         29.63            33.24

 Average Supply Cost - including the trading portfolio                               $     21.15             n.a.
Average Supply Cost - excluding the trading portfolio                                      16.74            16.74

Average Margin - including the trading portfolio                                     $      9.99             n.a.
Average Margin - excluding the trading portfolio                                           12.89            16.50
-----------------------------------------------------------------------------------------------------------------------
n.a. - not applicable as trading activities were initiated in April 2001.

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 90.3% for the three months ended March 31, 2002 compared to 98.8% the same period in 2001. Generation's nuclear units' production costs for the three months ended March 31, 2002 were $14.26 per MWh compared to $11.68 per MWh for the same period in 2001. The lower capacity factor and increased unit production costs reflect the increased number of planned refueling outages in the three months ended March 31, 2002 as compared to the same period in 2001.

Results of Operations - Enterprises Business Segment

                                                            Three Months Ended March 31,
                                                                       2002         2001     Variance      % Change
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                   $  490       $  667       $ (177)     (26.5%)

OPERATING EXPENSES
     Fuel and Purchased Power                                           204          361         (157)     (43.5%)
     Operating and Maintenance                                          301          323          (22)      (6.8%)
     Depreciation and Amortization                                       17           15            2       13.3%
     Taxes Other Than Income                                              2            4           (2)     (50.0%)
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        524          703         (179)     (25.5%)
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        (34)         (36)           2       (5.6%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                    (5)         (13)           8      (61.5%)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net       (7)          (8)           1      (12.5%)
     Other, net                                                          (1)          17          (18)    (105.9%)
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (13)          (4)          (9)     225.0%
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             (47)         (40)          (7)      17.5%

INCOME TAXES                                                            (19)         (15)          (4)      26.7%
--------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                 (28)         (25)          (3)      12.0%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                           (243)          --         (243)       n.m.
--------------------------------------------------------------------------------------------------------

NET INCOME                                                           $ (271)      $  (25)      $ (246)     984.0%
--------------------------------------------------------------------------------------------------------
n.m. - not meaningful


         Enterprises' net loss increased $3 million for the three months ended March 31, 2002 compared to the same period in 2001, excluding the cumulative effect of a change in accounting principle. The net loss increased $246 million after reflecting the cumulative effect of a change in accounting principle resulting from the adoption of SFAS No. 142, which no longer allows amortization of goodwill but requires testing goodwill for impairment on an annual basis. The impairment booked during the first quarter, as a result of transitional impairment testing, was $243 million net of income taxes and minority interest.

         Operating revenues decreased $177 million for the three months ended March 31, 2002, compared to the same period in 2001. The decrease in operating revenues is attributable to lower gas sales of $108 million primarily resulting from lower gas prices, reduced retail energy sales of $48 million from Exelon Energy, Inc. (Exelon Energy) exiting the PJM interconnection, LLC (PJM) market, lower revenues of $35 million from InfraSource, Inc. (InfraSource) from the continued decline in the telecommunications industry and reduced construction services in that industry and reduced construction project revenues of $ 29 million at Exelon Services, Inc. (Exelon Services). These decreases were partially offset by increases in revenue of $26 million from operations in the electric segment of InfraSource from continued strong performance of the Independent Power Producer market and higher electric sales of $14 million resulting from higher electric prices in Illinois for Exelon Energy.

         Enterprises' operating and other expenses decreased $188 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease is primarily attributable to lower gas costs of $110 million primarily resulting from lower gas prices, lower power and operating expenses of $65 million resulting from reduced operations of retail energy sales from Exelon Energy exiting the PJM market, and reduced costs relating to construction projects at Exelon Services of $18 million and a $10 million gain in 2001 on the distribution of a communications company investment. These decreases were partially offset by higher electric purchased power costs in Illinois of $15 million.

         The effective income tax rate was 40.4% for the three months ended March 31, 2002, compared to 37.5% for the three months ended March 31, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, that was not deductible for income tax purposes.

Corporate Costs
         Corporate costs for the three months ended March 31, 2002 increased over the same period in 2001 primarily due to $20 million of executive severance costs, which were allocated to Exelon's business segments.

LIQUIDITY AND CAPITAL RESOURCES

         Exelon's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper. Exelon's access to external financing at reasonable terms is dependent on the credit ratings of Exelon and its subsidiaries and the general business condition of Exelon and the utility industry. Exelon's businesses are capital intensive. Capital resources are used primarily to fund Exelon's capital requirements, including construction, investments in new and existing ventures, repayments of maturing debt and preferred securities of subsidiaries and payment of common stock dividends. Any potential future acquisitions could require external financing, including the issuance by Exelon of common stock.

Cash Flows from Operating Activities

         Cash flows provided by operations for the three months ended March 31, 2002 were $833 million compared to $797 million in the three months ended March 31, 2001. Approximately 40% of 2002 cash flows provided by operations were provided by Energy Delivery and 60% was provided by Generation in the first quarter of 2002. Enterprises' cash flows from operations were immaterial to Exelon for the three months ended March 31, 2002. Energy Delivery's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted towards the third quarter. Energy Delivery's future cash flows will depend upon the ability to achieve cost savings in operations, and the impact of the economy, weather and customer choice on its revenues. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Energy

Delivery and Enterprises. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs. Although the amounts may vary from period to period as a result of the uncertainties inherent in business, Exelon expects that Energy Delivery and Generation will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities
         Cash flows used in investing activities for the three months ended March 31, 2002 were $637 million, compared to $517 million for the three months ended March 31, 2001. The increase is primarily attributable to increased capital expenditures. Capital expenditures by business segment for the three months ended March 31, 2002 and 2001 are as follows:

                                         Three Months Ended March 31,
(in millions)                                   2002              2001
------------------------------------------------------------------------------
Energy Delivery                            $     244         $     291
Generation                                       288               118
Enterprises                                       17                31
Corporate and Other                               11                 7
------------------------------------------------------------------------------
Total Capital Expenditures                 $     560         $     447
------------------------------------------------------------------------------

         Energy Delivery's capital expenditures for 2002 reflect the continuation of efforts to further improve the reliability of its distribution system in the Chicago region. Exelon anticipates that Energy Delivery will obtain financing, when necessary, through borrowings, the issuance of preferred securities, or capital contributions from Exelon.

         Generation's capital expenditures for 2002 are for additions to and upgrades of existing facilities (including nuclear refueling outages), nuclear fuel and increases in capacity at existing plants. Capital expenditures are projected to increase in 2002 as compared to 2001 due to higher nuclear fuel expenditures, growth and an increase in the number of planned refueling outages, during which significant maintenance work is performed. Eleven nuclear refueling outages, including AmerGen, are planned for 2002, compared to six during 2001. Exelon has committed to provide AmerGen with capital contributions equivalent to 50% of the purchase price of any acquisitions AmerGen makes in 2002. In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate of one-month LIBOR plus 2.25%. As of March 31, 2002, AmerGen had borrowed $46 million under this agreement. The loan is due November 1, 2002. Exelon anticipates that Generation's capital expenditures will be funded by internally generated funds, Generation borrowings or capital contributions from Exelon. Generation closed the purchase of two natural-gas and oil-fired plants from TXU Corp. (TXU) on April 25, 2002. The $443 million purchase was funded with available cash and Exelon commercial paper. Exelon expects to redeem the commercial paper utilizing Generation's internal cash flows.

         Enterprises' capital expenditures for 2002 are primarily for additions to or upgrades of existing facilities. All of Enterprises' investments are expected to be funded by capital contributions or borrowings from Exelon. On April 1, 2002, Exelon Enterprises closed on the sale of its 49% interest in AT&T

Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. Proceeds from the transaction will be used for Exelon's general corporate purposes.

Cash Flows from Financing Activities
         Cash flows provided by financing activities were $15 million in the first quarter 2002, primarily attributable to debt service and payments of dividends on common stock. Debt financing activities during the three months ended March 31, 2002 were as follows:

o ComEd issued $400 million in First Mortgage Bonds, retired $89 million of transitional trust notes and called $200 million in First Mortgage Bonds with available cash and
o PECO borrowed an additional $58 million of commercial paper and made principal payments of $160 million on long -term debt with available cash.

Credit Issues
         Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by Exelon, ComEd and PECO. Exelon, along with ComEd, PECO and Generation, entered into a $1.5 billion unsecured revolving credit facility with a group of banks. This credit facility is used principally to support the commercial paper program of Exelon, ComEd and PECO.

         At March 31, 2002, Exelon's capital structure consisted of 61% of long-term debt, 35% common stock, 2% notes payable and 3% preferred securities of subsidiaries. Total debt included $6.6 billion of securitization debt constituting obligations of certain consolidated special purpose entities, representing 28% of capitalization.

         At March 31, 2002, Exelon had outstanding $438 million of notes payable consisting principally of commercial paper. For the three months ended March 31, 2002, the average interest rate on notes payable was approximately 2.08%. Certain of the credit agreements to which Exelon, ComEd, PECO and Generation are a party require each of them to maintain a debt to total capitalization ratio of 65% or less (excluding securitization debt and for PECO, the receivable from parent recorded in PECO's shareholders' equity). At March 31, 2002, the debt to total capitalization ratios on that basis for Exelon, ComEd, PECO and Generation were 48%, 46%, 39% and 26%, respectively.

         Exelon and its subsidiaries' access to the capital markets, including the commercial paper market, and their financing costs in those markets are dependent on their respective securities ratings. None of Exelon's or its subsidiaries' borrowings are subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under Exelon's bank credit facility. Exelon and its subsidiaries from time to time enter into interest rate swap and other derivatives that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         Under the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. However, the SEC order granted permission to Exelon and ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided that Exelon agreed not to pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization. At March 31, 2002, Exelon had retained earnings of $1.1 billion, which includes ComEd retained earnings of $268 million, PECO retained earnings of $272 million and Generation retained earnings of $550 million.

Contractual Obligations and Commercial Commitments
         There were no material changes from December 31, 2001 as set forth in the 10-K, other than in the normal course of business, to Exelon's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three months ended March 31, 2002 except for the following:

o ComEd issued $400 million of First Mortgage Bonds due March 15, 2012 and called $200 million of bonds due February 1, 2022; and
o Guarantees increased $410 million primarily related to an increase in the amount of surety bonds required by Enterprises' and PECO's insurance policies. Approximately one-half of these surety bonds expire in the remainder of 2002 and the other half expire in the two-year period ending December 2004.

COMMONWEALTH EDISON COMPANY

GENERAL

         ComEd operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in northern Illinois.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Significant Operating Trends - ComEd

                                                            Three Months Ended March 31,
                                                                       2002         2001     Variance      % Change
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,315       $1,446       $ (131)      (9.1%)

OPERATING EXPENSES
     Purchased Power                                                    538          609          (71)     (11.7%)
     Operating and Maintenance                                          237          218           19        8.7%
     Depreciation and Amortization                                      135          167          (32)     (19.2%)
     Taxes Other Than Income                                             73           72            1        1.4%
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        983        1,066          (83)      (7.8%)
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        332          380          (48)     (12.6%)

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (126)        (141)          15      (10.6%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of Subsidiary Trusts
       Holding Solely the Company's Subordinated Debt Securities         (7)          (7)          --        0.0%
     Other, net                                                          14           37          (23)     (62.2%)
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (119)        (111)          (8)       7.2%
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              213          269          (56)     (20.8%)

INCOME TAXES                                                             84          123          (39)     (31.7%)
--------------------------------------------------------------------------------------------------------

NET INCOME                                                              129          146          (17)     (11.6%)
Preferred and Preference Stock Dividends                                 --           --           --       --
--------------------------------------------------------------------------------------------------------

NET INCOME ON COMMON STOCK                                        $     129          $146      $  (17)     (11.6%)
--------------------------------------------------------------------------------------------------------

Net Income
         Net income decreased $17 million, or 12% for the three months ended March 31, 2002. Net income was impacted by $48 million decrease in operating income offset in part by a lower effective income tax rate.

Operating Revenues
         ComEd's electric sales statistics are as follows:

                                                              For the three months ended March 31,
Retail Deliveries - (in GWh)                                                2002             2001          % Change
-----------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                6,409            6,307           1.6%
Small Commercial & Industrial                                              5,450            5,875          (7.2%)
Large Commercial & Industrial                                              1,956            2,890         (32.3%)
Public Authorities & Electric Railroads                                    1,801            2,010         (10.4%)
----------------------------------------------------------------------------------------------------
                                                                          15,616           17,082          (8.6%)
----------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
ARES
Small Commercial & Industrial                                              1,004              462         117.3%
Large Commercial & Industrial                                              1,386            1,163          19.2%
Public Authorities & Electric Railroads                                      138               43         220.9%
----------------------------------------------------------------------------------------------------
                                                                           2,528            1,668          51.6%
----------------------------------------------------------------------------------------------------
PPO
Small Commercial & Industrial                                                763              823          (7.3%)
Large Commercial & Industrial                                              1,311            1,359          (3.5%)
Public Authorities & Electric Railroads                                      242              258          (6.2%)
----------------------------------------------------------------------------------------------------
                                                                           2,316            2,440          (5.1%)
----------------------------------------------------------------------------------------------------
     Total Unbundled Deliveries                                            4,844            4,108          17.9%
----------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   20,460           21,190          (3.4%)
----------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(2)  Unbundled   service  reflects   customers   electing  to  receive  electric
     generation service from an ARES or the PPO.


                                                     For the three months ended March 31,
Electric Revenue (in millions)                                         2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $     518     $    534     $    (16)     (3.0%)
Small Commercial & Industrial                                           391          413          (22)     (5.3%)
Large Commercial & Industrial                                           102          136          (34)    (25.0%)
Public Authorities & Electric Railroads                                  92          106          (14)    (13.2%)
--------------------------------------------------------------------------------------------------------
                                                                      1,103        1,189          (86)     (7.2%)
--------------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
ARES
Small Commercial & Industrial                                            12           13           (1)     (7.7%)
Large Commercial & Industrial                                            10           27          (17)    (63.0%)
Public Authorities & Electric Railroads                                   2            1            1     100.0%
--------------------------------------------------------------------------------------------------------
                                                                         24           41          (17)    (41.5%)
--------------------------------------------------------------------------------------------------------
PPO
Small Commercial & Industrial                                            43           37            6      16.2%
Large Commercial & Industrial                                            64           61            3       4.9%
Public Authorities & Electric Railroads                                  13           12            1       8.3%
--------------------------------------------------------------------------------------------------------
                                                                        120          110           10       9.1%
--------------------------------------------------------------------------------------------------------
Total Unbundled Revenues                                                144          151           (7)     (4.6%)
--------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        1,247        1,340          (93)     (6.9%)
Wholesale and Miscellaneous Revenue (3)                                  68          106          (38)    (35.8%)
--------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   1,315     $  1,446     $   (131)     (9.1%)
--------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(2) Revenue from customers choosing an ARES includes a distribution charge and a CTC charge. Transmission charges received from ARES are included in wholesale and miscellaneous revenue. Revenues from customers choosing the PPO includes an energy charge at market rates, transmission, and distribution charges and a CTC charge.
(3) Wholesale and miscellaneous revenues include sales to ARES, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, are attributable to the following:

(in millions)                                            Variance
------------------------------------------------------------------------------
Weather                                                $      (53)
Rate Changes                                                  (27)
Customer Choice                                               (39)
Other Effects                                                  26
------------------------------------------------------------------------------
Electric Retail Revenue                                       (93)
------------------------------------------------------------------------------

o Weather. The weather impact for the three months ended March 31, 2002 was unfavorable compared to the three months ended March 31, 2001 as a result of warmer winter weather in 2002. Heating degree days decreased 13% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.
o Rate Changes. The decrease attributable to rate changes reflects a 5% residential rate reduction, effective October 1, 2001, required by the Illinois restructuring legislation.

o Customer Choice. ComEd non-residential customers have the choice to purchase energy from other suppliers. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd. The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO. As of March 31, 2002, approximately 21,200 retail customers had elected to purchase energy from an ARES or the ComEd PPO. This represents an increase in delivered MWhs to such customers from approximately 4.1 million for the three months ended March 31, 2001 to 4.8 million for the three months ended March 31, 2002, or from 19% to 24% of total quarterly retail deliveries.
o Other Effects. A strong housing construction market in Chicago contributed to residential and small commercial and industrial customer volume growth, partially offset by the unfavorable impact of a slower economy on large commercial and industrial customers.

         The reduction in Wholesale revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was due primarily to a $28 million decrease in off-system sales due to the expiration of wholesale contracts that were offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois.

Purchased Power Expense
         Purchased power expense decreased $71 million, or 12% for the three months ended March 31, 2002. The decrease in purchased power expense was primarily attributable to a $20 million decrease due to unfavorable weather conditions, a $33 million decrease as a result of customers choosing to purchase energy from an ARES, and a $26 million decrease due to the expiration of the wholesale contracts offered by ComEd to support the open access program in Illinois.

Operating and Maintenance Expense
         Operating and maintenance (O&M) expense increased $19 million, or 9%, for the three months ended March 31, 2002. The increase in O&M expense was primarily attributable to a $5 million increase in both bad debt expense and claims expense due to revised estimates, and an increase in Corporate allocations due to higher executive severance and increased pension and post-retirement benefit costs.

Depreciation and Amortization Expense
         Depreciation and amortization expense decreased $32 million, or 19%, for the three months ended March 31, 2002. This decrease is primarily due to the discontinuation of goodwill amortization effective January 1, 2002 upon the adoption of SFAS No. 142.

Taxes Other Than Income
         Taxes other than income remained consistent from period to period.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges decreased $15 million, or 10%, for the three months ended March 31, 2002. The decrease in interest expense was primarily attributable to the impact of lower interest rates for the three months ended

March 31, 2002 as compared to the three months ended March 31, 2001, the early retirement of the $196 million of First Mortgage Bonds in November of 2001 and the annual retirement of $340 million in Transitional Trust Notes.

Other Income and Deductions
         Other income and deductions, excluding interest charges, decreased $23 million, for the three months ended March 31, 2002. The decrease was primarily attributable to $5 million in intercompany interest income relating to the $352 million outstanding receivable from PECO at March 31, 2001, and a $15 million reduction in intercompany interest income from Unicom Investment Inc., reflecting lower interest rates.

Income Taxes
         The effective income tax rate was 39.4% for the three months ended March 31, 2002, compared to 45.7% for the three months ended March 31, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, which was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         ComEd's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper. ComEd's access to external financing at reasonable terms is dependent on its credit ratings and the general business condition of ComEd and the utility industry. ComEd's business is capital intensive. Capital resources are used primarily to fund ComEd's capital requirements, including construction, repayments of maturing debt, and the payment of common stock dividends.

Cash Flows from Operating Activities
         Cash flows provided by operations were $285 million for the three months ended March 31, 2002 compared to $492 million for the three months ended March 31, 2001. The decrease in cash flows in 2002 was primarily attributable to a $229 million decrease in working capital as a result of the paydown of intercompany payables to affiliates and other outstanding liabilities. ComEd's future cash flows will depend upon the ability to achieve cost savings in operations, and the impact of the economy, weather, and customer choice on its revenues. Although the amounts may vary from period to period as a result of uncertainties inherent in the business, ComEd expects to continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities
         Cash flows used in investing activities were $182 million for the three months ended March 31, 2002 compared to $189 million for the three months ended March 31, 2001. The decrease in cash flows used in investing activities in 2002 was primarily attributable to the $52 million decrease in capital expenditures partially offset by a $48 million paydown of the $400 million outstanding receivable with PECO in the first quarter of 2001.
         ComEd estimated that it will spend approximately $781 million in total capital expenditures for 2002. Approximately two thirds of the budgeted 2002 expenditures are for continuing efforts to further improve the reliability of its transmission and distribution systems. The remaining one third is for capital additions to support new business and customer growth. ComEd anticipates that it will obtain financing, when necessary, through borrowings, the issuance of preferred securities, or capital contributions from Exelon. ComEd's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities
         Cash flows used in financing activities were $44 million for the three months ended March 31, 2002 as compared to $154 million for the three months ended March 31, 2001. Cash flows used in financing activities were primarily attributable to debt service and payments of dividends to Exelon. ComEd's debt financing activities for the three months ended March 31, 2002 reflected the issuance of $400 million in First Mortgage Bonds, the retirement of $89 million of transitional trust notes and the early retirement of $200 million in First Mortgage Bonds with available cash. For the three months ended March 31, 2001, ComEd's debt financing activities reflected the retirement of $89 million of transitional trust notes. ComEd paid a $118 million dividend to Exelon during the three months ended March 31, 2002 compared to a $63 million dividend for the three months ended March 31, 2001.

Credit Issues
         ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper, borrowings under bank credit facilities and borrowings from the Exelon intercompany money pool. ComEd, along with Exelon, PECO and Generation entered into a $1.5 billion unsecured 364-day revolving credit facility on December 12, 2001 with a group of banks. ComEd has a $300 million sublimit under the credit facility and expects to use the credit facility principally to support its $300 million commercial paper program. This credit facility requires ComEd to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). At March 31, 2002, ComEd's debt to total capitalization ratio on that basis was 46%. At March 31, 2002, ComEd had no short-term borrowings.

         ComEd's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of ComEd's borrowings are subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities. ComEd from time to time enters into interest rate swaps and other derivatives that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         At March 31, 2002, ComEd's capital structure, excluding the deduction from shareholders' equity of the $906 million receivable from Exelon, consisted of 52% long-term debt, 46% of common stock, and 2% of preferred securities of subsidiaries. Long-term debt included $2.2 billion of transitional trust notes constituting obligations of certain consolidated special purpose entities representing 17% of capitalization.

         Under PUHCA and the Federal Power Act, ComEd can only pay dividends from retained or current earnings. However, the SEC has authorized ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided ComEd may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization (including transitional trust notes). At March 31, 2002, ComEd had retained earnings of $268 million.

Contractual Obligations and Commercial Commitments
         There were no material changes from December 31, 2001 as set forth in the 10-K, other than in the normal course of business, to ComEd's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three months ended March 31, 2002 except the issuance of $400 million of First Mortgage Bonds due March 15, 2012 and the call of $200 million of bonds due February 1, 2022.

PECO ENERGY COMPANY

GENERAL

         PECO operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

                                                            Three Months Ended March 31,
                                                                       2002         2001     Variance      % Change
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,020       $1,051       $  (31)      (3.0%)

OPERATING EXPENSES
     Fuel and Purchased Power                                           486          488           (2)      (0.4%)
     Operating and Maintenance                                          136          132            4        3.0%
     Depreciation and Amortization                                      112          101           11       10.9%
     Taxes Other Than Income                                             59           43           16       37.2%
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        793          764           29        3.8%
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        227          287          (60)     (20.9%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (95)        (110)          15       13.6%
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of a Partnership
       which holds Solely Subordinated Debentures of
       the Company                                                       (2)          (2)          --        0.0%
     Other, net                                                           1           15          (14)     (93.3%)
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (96)         (97)           1       (1.0%)
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              131          190          (59)     (31.1%)

INCOME TAXES                                                             42           68          (26)     (38.2%)
--------------------------------------------------------------------------------------------------------

NET INCOME                                                               89          122          (33)     (27.1%)
Preferred Stock Dividends                                                (2)          (2)          --        0.0%
--------------------------------------------------------------------------------------------------------

NET INCOME ON COMMON STOCK                                        $      87       $  120       $  (33)     (27.5%)
--------------------------------------------------------------------------------------------------------

         Net income on common stock decreased $33 million, or 28% for the quarter ended March 31, 2002 as compared to the same 2001 period. The decrease was a result of lower margins due to the unplanned return of certain commercial and industrial customers, milder weather, increased depreciation and amortization expense and higher gross receipts taxes partially offset by favorable rate adjustments.

         PECO's electric sales statistics are as follows:

                                                              For the three months ended March 31,
Deliveries - (in GWh)                                                       2002             2001        % Change
--------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                2,056            2,459         (16.4%)
Small Commercial & Industrial                                              1,757            1,001          75.5%
Large Commercial & Industrial                                              3,351            2,531          32.4%
Public Authorities & Electric Railroads                                      193              193           0.0%
----------------------------------------------------------------------------------------------------
                                                                           7,357            6,184          19.0%
----------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
Residential                                                                  792              527          50.3%
Small Commercial & Industrial                                                 96              892         (89.2%)
Large Commercial & Industrial                                                103            1,189         (91.3%)
Public Authorities & Electric Railroads                                       --                5        (100.0%)
----------------------------------------------------------------------------------------------------
                                                                             991            2,613         (62.1%)
----------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                    8,348            8,797          (5.1%)
----------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy, the delivery cost of the transmission and distribution of the energy and a CTC charge.
(2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier.







                                                            Three Months Ended March 31,
Electric Revenue (in millions)                                         2002         2001     Variance      % Change
-----------------------------------------------------------------------------------------------------------------------
Bundled Revenue (1)
Residential                                                       $     243     $    281     $    (38)    (13.5%)
Small Commercial & Industrial                                           189          107           82      76.6%
Large Commercial & Industrial                                           244          183           61      33.3%
Public Authorities & Electric Railroads                                  18           17            1       5.9%
--------------------------------------------------------------------------------------------------------
                                                                        694          588          106      27.2%
--------------------------------------------------------------------------------------------------------
Unbundled Revenue (2)
Residential                                                              54           36           18      50.0%
Small Commercial & Industrial                                             5           40          (35)     (8.8%)
Large Commercial & Industrial                                             3           35          (32)    (91.4%)
Public Authorities & Electric Railroads                                  --            1           (1)   (100.0%)
--------------------------------------------------------------------------------------------------------
                                                                         62          112          (50)    (44.6%)
--------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                          756          700           56       8.0%
Wholesale and Miscellaneous Revenue (3)                                  55           56           (1)     (1.8%)
--------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $     811     $    756     $     55       7.3%
--------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy, the delivery cost of the transmission and distribution of the energy and a CTC charge.
(2) Revenue from customers receiving generation from an alternate supplier includes a transmission and distribution charge and a CTC charge.
(3) Wholesale and miscellaneous revenues include sales, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the quarter ended March 31, 2002, as compared to the same 2001 period, are as follows:

(in millions)                                                Variance
------------------------------------------------------------------------------
Customer Choice                                                 $80
Rate Changes                                                     26
Weather                                                         (19)
Other Effects                                                   (31)
------------------------------------------------------------------------------
Retail Revenue                                                  $56
------------------------------------------------------------------------------

o Customer Choice. All PECO customers have choice to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO. Customers who are served by an alternate supplier continue to pay CTCs.
              As of March 31, 2002, the customer load served by alternate suppliers was 1,010 MW or 13.1% as compared to 2,535 MW or 33.1% for the same period of the prior year. For the quarter ended March 31, 2002, the percent of MWh sold by PECO increased by 17.8% to 88.2% of total retail deliveries as compared to 70.4% in 2001. As of March 31, 2002, the number of customers served by alternate suppliers was 357,789 or 23.4% as compared to March 31, 2001 of 509,521 or 33.46%. This increase in the customer load, the percentage of MWh served by PECO, and the decrease in the number of customers served by alternative suppliers primarily resulted from customers selecting or returning to PECO as their electric generation supplier.
o Rate Changes. The increase in revenues attributable to rate changes primarily reflects the expiration of a 6% reduction in PECO's electric rates during the first quarter of 2001 and a $13 million increase in the gross receipts tax effective January 1, 2002. The change in the gross receipts tax rate does not affect income. These increases are partially offset by a $60 million rate reduction in effect for 2001 and 2002.
              As permitted by the Pennsylvania Electric Competition Act, the Pennsylvania Department of Revenue has calculated a 2002 Revenue Neutral Reconciliation (RNR) adjustment to the gross receipts tax rate in order to neutralize the impact of electric restructuring on its tax revenues. The 2002 RNR adjustment increases the gross receipts tax rate which will increase PECO's annual revenues and tax obligations by approximately $50 million per year. In January 2002, the PUC approved the adjustment to the gross receipts tax rate, which was implemented effective January 1, 2002.
o Weather. The weather impact was unfavorable compared to the prior year as a result of warmer winter weather. Heating degree-days decreased 17% for the quarter ending March 31, 2002 compared to the same 2001 period.

o Other Effects. Other items affecting revenue during the quarter ended March 31, 2002 include:

     o Volume. Exclusive of weather impacts, lower delivery volume affected PECO's revenue by $17 million compared to the same 2001 period.
     o Other. An $11 million settlement of CTCs by a large customer in the first quarter of 2001 and the payment of $7 million to Generation related to nuclear decommissioning cost recovery under an agreement effective September 2001 which reduced PECO's revenue compared to the prior year.

         PECO's gas sales statistics for the quarter ended March 31, 2002 as compared to the same 2001 period are as follows:

                                                                                   2002         2001       Variance
--------------------------------------------------------------------------------------------------------------------
Deliveries in million cubic feet (mmcf)                                          31,357       34,230        (2,873)
Revenue (in millions)                                                              $209         $295          $(86)
--------------------------------------------------------------------------------------------------------------------

         The changes in gas revenue for the quarter ended March 31, 2002, as compared to the same 2001 period, are as follows:

(in millions)                                                  Variance
-------------------------------------------------------------------------------
Rate Changes                                                  $     (35)
Weather                                                             (30)
Volume                                                              (21)
-------------------------------------------------------------------------------
Gas Revenue                                                   $     (86)
-------------------------------------------------------------------------------

o Rate Changes. The unfavorable variance in rates is attributable to an adjustment of the purchased gas cost recovery by the PUC effective in December 2001. The average rate per million cubic feet for all customers for the quarter ended March 31, 2002 was 23% lower than the same 2001 period. PECO's gas rates are subject to periodic adjustments by the PUC designed to recover or refund the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.
o Weather. The unfavorable weather impact is attributable to warmer temperatures during the quarter ended March 31, 2002 as compared to the same 2001 period. Heating degree-days decreased 17% in the quarter ended March 31, 2002 compared to the same 2001 period.
o Volume. Exclusive of weather impacts, lower delivery volume affected revenue by $21 million in the quarter ended March 31, 2002 compared to the same 2001 period. Total deliveries to retail customers decreased 8% in the quarter ended March 31, 2002 compared to the same 2001 period, primarily as a result of slower economic conditions in 2002 offset by increased customer growth.

Fuel and Purchased Power Expense
         Fuel and purchased power expense for the quarter ended March 31, 2002 decreased $2 million as compared to the same 2001 period. The decrease in fuel and purchased power expense was primarily attributable to $35 million from lower prices related to gas, $31 million as a result of unfavorable weather conditions and $29 million primarily attributable to lower delivery volume related to gas. These decreases were partially offset by $77 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and lower PJM ancillary charges of $9 million.

Operating and Maintenance Expense
         O&M expense for the quarter ended March 31, 2002 increased $4 million, or 3%, as compared to the same 2001 period. The increase in O&M expense was primarily attributable to $7 million related to the deployment of automated meters and $6 million related to an increased allocation of corporate expense partially offset by $6 million of incremental costs related to a storms in the first quarter of 2001 and $4 million associated with the write-off of excess and obsolete inventory during the first quarter of 2001.

Depreciation and Amortization Expense
         Depreciation and amortization expense for the quarter ended March 31, 2002 increased $11 million, or 11%, as compared to the same 2001 period. The increase was primarily attributable to $9 million of additional amortization of PECO's CTC and an increase of $2 million related to depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income
         Taxes other than income for the quarter ended March 31, 2002 increased $16 million, or 37%, as compared to the same 2001 period. The increase was primarily attributable to a $13 million increase in the gross receipts tax on electric sales effective January 1, 2002.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS). Interest charges decreased $15 million, or 14% in the quarter ended March 31, 2002 as compared to the same 2001 period. The decrease was primarily attributable to lower interest expense on long-term debt of $10 million as a result of scheduled principal payments and lower interest rates and interest expense related to a loan from an affiliate in 2001 of $5 million.

Other Income and Deductions
         Other income and deductions excluding interest charges decreased $14 million, or 93% in the quarter ended March 31, 2002 as compared to the same 2001 period. The decrease in other income and deductions was primarily attributable to a gain on the settlement of an interest rate swap of $6 million in 2001, lower interest income of $4 million and the favorable settlement of a customer contract of $3 million in 2001.

Income Taxes
         The effective tax rate was 32.0% for the quarter ended March 31, 2002 as compared to 35.8% for the same 2001 period. The decrease in the effective tax rate was primarily attributable to tax benefits associated with the implementation of state tax planning strategies and the reduced impact of investment tax credit amortization.

Preferred Stock Dividends
         Preferred stock dividends for the quarter ended March 31, 2002 were consistent as compared to the same 2001 period.


LIQUIDITY AND CAPITAL RESOURCES

         PECO's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper. PECO's access to external financing at reasonable terms is dependent on its credit ratings and the general business condition of PECO and the utility industry. PECO's business is capital intensive. Capital resources are used primarily to fund PECO's capital requirements, including construction, repayments of maturing debt and preferred securities and payment of common stock dividends to Exelon.

Cash Flows from Operating Activities
         Cash flows provided by operations for the quarter ended March 31, 2002 were $100 million compared to cash flows used in operations of $45 million for the quarter ended March 31, 2001. The increase in cash flows was primarily attributable to an increase in working capital of $118 million as a result of the repayment of intercompany receivables from affiliate and customer accounts receivable. PECO's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. PECO's future cash flows will depend upon the ability to achieve cost savings in operations, and the impact of the economy, weather and customer choice on its revenues. Although the amounts may vary from period to period as a result of the uncertainties inherent in its business, PECO expects that it will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities
         Cash flows used in investing activities for the quarter ended March 31, 2002 were $65 million, compared to $46 million for the quarter ended March 31, 2001. The increase in cash flows used in investing activities was primarily attributable to an increase in capital expenditures and an increase in other investing activities. PECO's projected capital expenditures for 2002 are $279 million.

         Approximately one half of the budgeted 2002 expenditures are for capital additions to support customer and load growth and the remainder for additions to or upgrades of existing facilities. PECO anticipates that it will obtain financing, when necessary, through borrowings, the issuance of preferred securities, or capital contributions from Exelon. PECO's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities
         Cash flows used in financing activities for the quarter ended March 31, 2002 were $36 million compared to cash flows provided by financing activities of $99 million for the quarter ended March 31, 2001. Cash flows used in financing activities are primarily attributable to debt service and payment of dividends to Exelon. The change in cash flows used in financing activities is primarily attributable to a lower level of commercial paper borrowing in the first quarter of 2002 of $115 million, additional debt service of $42 million, additional dividends paid to Exelon of $40 million and proceeds from the settlement of increase rate swap agreements of $31 million in 2001. These changes in cash flows used in financing activities were partially offset by an increase in restricted cash of $47 million and payable to affiliate of $46 million. For the quarter ended March 31, 2002, PECO paid Exelon $85 million in common stock dividends compared to $45 million for the quarter ended March 31, 2001.

Credit Issues
         At March 31, 2002, PECO had outstanding $159 million of notes payable consisting principally of commercial paper. Certain of the credit agreements to which PECO is a party requires PECO to maintain a debt to total capitalization ratio of 65% or less, excluding securitization debt and excluding the receivable from parent recorded in PECO's shareholders' equity. At March 31, 2002, the debt to total capitalization ratios on that basis for PECO was 39%.

         PECO's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of PECO's borrowings are subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under PECO's bank credit facility. PECO from time to time enters into interest rate swap and other derivatives that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         At March 31, 2002, PECO's capital structure, excluding the deduction from shareholders' equity of the $1.8 billion receivable from Exelon, consisted of 26% common equity, 3% preferred stock and COMRPS (which comprised 2% of PECO's total capitalization structure), and 71% long-term debt including transition bonds issued by PECO Energy Transition Trust (PETT). Long-term debt included $4.4 billion of transition bonds representing 52% of capitalization.

         Under PUHCA and the Federal Power Act, PECO can pay dividends only from retained or current earnings. At March 31, 2002, PECO had retained earnings of $272 million.

Contractual Obligations and Commercial Commitments
         There were no material changes from December 31, 2001 as set forth in the 10-K, other than in the normal course of business, to PECO's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three months ended March 31, 2002 except for an $85 million increase in the amount of surety bonds required by PECO's insurance policies. Approximately one-fourth of the surety bonds expire in the remainder of 2002 and the other three-fourths expire in the two-year period ending December 2004.

EXELON GENERATION COMPANY, LLC

GENERAL

     The operations of Generation consist of electric generating facilities, energy marketing operations and equity interests in Sithe and AmerGen.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Significant Operating Trends - Generation

                                                               Three Months Ended March 31,
                                                                       2002         2001     Variance      % Change
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,975       $1,628       $  347       21.3%

OPERATING EXPENSES
     Fuel and Purchased Power                                         1,342          818          524       64.1%
     Operating and Maintenance                                          432          404           28        6.9%
     Depreciation and Decommissioning                                    63           92          (29)     (31.5%)
     Taxes Other Than Income                                             49           46            3        6.5%
---------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,886        1,360          526       38.7%
---------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                         89          268         (179)     (66.8)%
---------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (17)         (33)          16      (48.5%)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net       23           26           (3)     (11.5%)
     Other, net                                                          16            4           12      300.0%
---------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                               22           (3)          25     (833.3%)
---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                          111          265         (154)     (58.1%)

INCOME TAXES                                                             45          107          (62)     (57.9%)
---------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                 66          158          (92)     (58.2%)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
    PRINCIPLES, NET OF INCOME TAXES                                      13           12            1        8.3%
---------------------------------------------------------------------------------------------------------

NET INCOME                                                        $      79       $  170          (91)     (53.5%)
---------------------------------------------------------------------------------------------------------

Net Income
         Generation's net income decreased by $91 million, or 54%, for the three months ended March 31, 2002 compared to the same period in the prior year. Net income was impacted by lower margins on wholesale energy sales due to lower market prices for energy, lower volumes sold to affiliates due to a weather-driven reduction in Energy Delivery's demand and by higher operating and maintenance expense. Operating and maintenance expense increased due to four additional nuclear generating station refueling outages, partially offset by employee reductions and other non-outage operating cost reductions. Depreciation expense declined reflecting an extension of the estimated service lives of certain generating stations.

Operating Revenues, Net of Fuel and Purchased Power
         Operating revenues, net of fuel and purchased power were $633 million for the three months ended March 31, 2002 compared to $810 million for the same period in the prior year. This represents a $177 million decrease, or 22%. This decrease resulted primarily from milder weather during the 2002 quarter relative to the prior year, which decreased Generation's GWh deliveries to Exelon Delivery by 5%. These volumes were then sold into the wholesale market where prices were approximately 29% lower than in the prior year. These factors were slightly offset by a 3% increase in realized prices from Exelon Delivery and the commencement of trading operations in the second quarter of the prior year. Revenues for the three months ended March 31, 2002 increased primarily due to $515 million related to the trading portfolio, which was initiated in April 2001, offset by reduced sales volumes to retail affiliates. Fuel and purchased power expense similarly includes $514 million related to this trading activity. Realized trading margin was approximately $1 million in the three month period ended March 31, 2002. Non-cash mark-to-market gains were approximately $3 million on the trading and non-trading portfolios.


         For the three months ended March 31, 2002 and 2001, Generation's sales and the supply of these sales were as follows:

                                                                                       Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                             2002              2001
-----------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                            27,750            29,204
Exelon Energy                                                                               1,250             1,591
Market Sales                                                                               19,324            17,459
Trading Portfolio                                                                          14,239                --
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                      62,563            48,254
-----------------------------------------------------------------------------------------------------------------------


                                                                                       Three Months Ended March 31,
(in GWHs)                                                                                    2002              2001
-----------------------------------------------------------------------------------------------------------------------
Nuclear Units                                                                              28,752            31,206
Purchases - non-trading portfolio                                                          18,093            15,561
Purchases - trading portfolio                                                              14,239                --
Fossil and Hydro Units                                                                      1,479             1,487
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                      62,563            48,254
-----------------------------------------------------------------------------------------------------------------------

         Generation's average margins on energy sales for the three months ended March 31, 2002 and 2001 are as follows:

                                                                                      Three Months Ended March 31,
($/MWh)                                                                                      2002              2001
-----------------------------------------------------------------------------------------------------------------------
Average Realized Revenue
     Energy Delivery                                                                 $     29.98     $      29.11
     Exelon Energy                                                                         45.60            38.34
     Market Sales                                                                          28.15            39.69
     Trading Portfolio                                                                     36.17             n.a.
     Total Sales - including the trading portfolio                                         31.14             n.a.
     Total Sales - excluding the trading portfolio                                         29.63            33.24

 Average Supply Cost - including the trading portfolio                               $     21.15             n.a.
Average Supply Cost - excluding the trading portfolio                                      16.74            16.74

Average Margin - including the trading portfolio                                     $      9.99             n.a.
Average Margin - excluding the trading porfolio                                            12.89            16.50
-----------------------------------------------------------------------------------------------------------------------
n.a. - not applicable as trading activities were initiated in April 2001.

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 90.3% for the three months ended March 31, 2002 compared to 98.8% for the same period in 2001. Generation's nuclear fleet's production costs, including AmerGen, for the three months ended March 31, 2002 were $14.26 per MWh compared to $11.68 per MWh for the same period in 2001. The lower capacity factor and higher unit production costs reflect the increased number of planned refueling outages in the current period. Generation's average purchased power costs for wholesale operations were $34.39 per MWh for the first quarter of 2002, compared to $38.17 per MWh for the same period in 2001. The decrease in purchase power costs resulted from the decrease in wholesale power market prices.

Operating and Maintenance
         Operating and maintenance expenses increased $28 million, or 7%, for the three months ended March 31, 2002 compared to the same period in the prior year. This was primarily due to the additional operating and maintenance costs of $62 million arising from four planned nuclear plant outages during the three months ended March 31, 2002 compared to zero outages in the same period in the prior year and allocated corporate costs including executive severance. These additional expenses were offset by other operating cost reductions realized from Exelon's cost management initiative and a $10 million reduction in Generation's severance accrual. The severance reduction represents a reversal of costs previously charged to operating expense.

Depreciation and Decommissioning
         Depreciation and decommissioning expenses decreased $29 million, or 32%, for the three months ended March 31, 2002 compared to the same period in the prior year due to a $35 million reduction in depreciation expense arising from the extension of the useful lives on certain generation facilities in the second and third quarters of 2001, partially offset by additional depreciation expense on capital additions placed in service subsequent to the first quarter of 2001.

Taxes Other Than Income
         Taxes other than income increased $3 million, or 7%, for the three months ended March 31, 2002 compared to the same period in the prior year due primarily to an increase in capital stock taxes of $2 million.

Interest Expense
         Interest expense decreased $16 million, or 49%, for the three months ended March 31, 2002, compared to the same period in the prior year. The decrease is primarily due to $15 million of affiliated interest expense paid during the three month period ended March 31, 2001 which was not incurred during 2002 as the related borrowing had been repaid.

Equity in Earnings of Unconsolidated Affiliates
         Equity in earnings of unconsolidated affiliates decreased $3 million, or 12%, for the three months ended March 31, 2002 compared to the same period in the prior year. This decrease was due to a $5 million reduction in AmerGen equity earnings arising from a planned plant outage during the three months ended March 31, 2002 partially offset by $2 million of additional equity earnings from Sithe.

Other, net
         Other, net increased $12 million, or 300%, for the three months ended March 31, 2002 compared to the same period in the prior year. Other, net includes an increase of $11 million of investment income from the nuclear decommissioning trust funds for the three months ended March 31, 2002 compared to the same period in the prior year. The nuclear decommissioning trust fund results consist of realized gains and losses and dividend income net of investment expenses.

Income Taxes
         The effective income tax rate was substantially unchanged at 40.5% for the three months ended March 31, 2002 compared to 40.4% for the same period in the prior year.

Cumulative Effect of Changes in Accounting Principles
         On January 1, 2002, Generation adopted SFAS No. 141 resulting in a benefit of $13 million, net of income taxes of $9 million.

         On January 1, 2001, Generation adopted SFAS No. 133, as amended, resulting in a benefit of $12 million, net of income taxes of $7 million.

LIQUIDITY AND CAPITAL RESOURCES

         Generation's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financings and borrowings or capital contributions from Exelon. Generation's access to external financing at reasonable terms is dependent on Generation's credit ratings and general business condition, as well as the general business conditions of the industry. Generation's business is capital intensive. Capital resources are used primarily to fund capital requirements, including construction, investments in new and existing ventures, and repayments of maturing debt. Any potential future acquisitions could require external financing or borrowings or capital contributions for Exelon.

Cash Flows from Operating Activities
         Cash flows provided by operations were $509 million for the three months ended March 31, 2002, compared to $362 million for the same period in the prior year. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Generation's affiliated companies, as well as settlements arising from Generation's trading activities. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs.

Cash Flows from Investing Activities
         Cash flows used in investing activities were $379 million for the three months ended March 31, 2002, compared to $139 million for the same period in the prior year. Capital expenditures of $132 million, investment in nuclear fuel of $156 million and the funding of a $46 million loan to AmerGen, an affiliate, represented the majority of the cash used in investing activities in the three month period ended March 31, 2002 compared to capital expenditures of $40 million and investment in nuclear fuel of $78 million in the same period in the prior year. Generation's capital expenditures are projected to be approximately $1.1 billion in 2002, approximately 80% of which is for additions to and upgrades of existing facilities and nuclear fuel and 20% is for increases in generating capacity and development. Eleven nuclear refueling outages, including AmerGen, are planned for 2002, compared to six during 2001. Four refueling outages occurred during the three months ended March 31, 2002 compared to no outages in the same period in the prior year. Generation's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

         In addition to the 2002 capital expenditures of $1.1 billion, Generation closed the purchase of two natural-gas and oil-fired plants from TXU Corp. (TXU) on April 25, 2002. The $443 million purchase was funded with available cash and borrowings from Exelon.

Cash Flows from Financing Activities
         Cash flows provided by financing activities were $1 million for the three months ended March 31, 2002, compared to cash used of $36 million for the same period in the prior year. The prior year amount represented net distributions to Exelon which did not recur in the current period.

Credit Issues
         Generation meets its short-term liquidity requirements primarily through the issuance of commercial paper, borrowings under bank credit facilities and borrowings from the Exelon intercompany money pool. Generation, along with Exelon, ComEd and PECO entered into a $1.5 billion unsecured 364-day revolving credit facility on December 12, 2001 with a group of banks. As of March 31, 2002, no sublimit had been established for Generation under this credit facility. This credit facility requires Generation to maintain a debt to total capitalization ratio of 65% or less. At March 31, 2002, Generation's debt to total capitalization ratio on that basis was 26%.

         Generation's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of Generation's borrowings are subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities.

         From time to time Generation enters into interest rate swap and other derivatives that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         At March 31, 2002, Generation's capital structure consisted of 26% long-term debt and 74% member's equity.

         Under PUHCA and the Federal Power Act, Generation can only pay dividends from undistributed or current earnings. At March 31, 2002, Generation had undistributed earnings of $550 million.

Contractual Obligations and Commercial Commitments
         There were no material changes from December 31, 2001 as set forth in the 10-K, other than in the normal course of business, to Generation's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three months ended March 31, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risk
Generation

         Exelon's energy contracts are accounted for under SFAS No. 133. Most non-trading contracts qualify for a normal purchases and normal sales exception. Those that do not are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying cash-flow hedge contracts are recorded in accumulated other comprehensive income, and gains and losses are recognized in earnings when the underlying transaction matures. Mark-to-market gains and losses on other derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts are recognized in earnings on a current basis. Amounts recognized in earnings related to energy contracts for the three months ended March 31, 2002 include $48 million of realized gains from cash-flow hedge contract settlements and $2 million in non-cash mark-to market gains on other derivative contracts.

         Outlined below is a summary of the changes in fair value for those contracts included as assets and liabilities in the Consolidated Balance Sheet for the three months ended March 31, 2002:

(in millions)                                                                        Non-trading            Trading
------------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of January 1, 2002                              $       78        $       14
    Change in fair value during the three months ended March 31, 2002:
        Contracts settled during period                                                       (44)               (4)
        Mark-to-market gain/(loss) on contracts entered into during the period                 11                (1)
        Mark to market gain/(loss) on other contracts                                         (83)                1
        Changes in fair value attributable to changes in valuation techniques and
          assumptions                                                                          --                --
------------------------------------------------------------------------------------------------------------------------
    Total change in fair value                                                               (116)               (4)
------------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31, 2002                                  $      (38)       $       10
------------------------------------------------------------------------------------------------------------------------

         The total  change in fair value during the three months ended March 31,
2002 is reflected in the first quarter 2002 financial statements as follows:
                                                                                     Non-trading            Trading
------------------------------------------------------------------------------------------------------------------------
Mark-to-market gain/(loss) on non-qualifying hedge contracts or
    hedge ineffectiveness reflected in earnings                                        $        6        $       (4)
Mark-to-market gain/(loss) on cash-flow hedge contracts reflected in
    Other Comprehensive Income                                                               (122)               --
------------------------------------------------------------------------------------------------------------------------
Total change in fair value                                                             $     (116)       $       (4)
------------------------------------------------------------------------------------------------------------------------

         The majority of Exelon's contracts are non-exchange traded contracts valued using prices provided by external sources, which primarily represent price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask midpoint prices obtained from all sources that Exelon believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, by region and by product. The remainder of the assets represent contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model, and other valuation techniques and are discounted using a risk-free interest rate. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2002 and may change as a result of future changes in these factors.

         Mark-to market gains and losses on qualifying cash-flow hedge contracts are recorded in accumulated other comprehensive income, and will be reclassified into earnings when the contract settles. Mark-to-market gains and losses on derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts have been recognized in earnings on a current basis. The maturities, or expected settlement dates, of the qualifying cash flow hedge contracts recorded in accumulated other comprehensive income, and the other non-trading and trading derivative contracts and sources of fair value as of March 31, 2002 are as follows:

                                                                                    Maturities within
                                                                                                         Total Fair
(in millions)                                                  1 Year        2-3 Years      4-5 Years         Value
------------------------------------------------------------------------------------------------------------------------
Non-trading, qualifying cash flow hedge contracts(1):
   Prices provided by other external sources                $      (7)       $     (38)      $     --     $     (45)
------------------------------------------------------------------------------------------------------------------------
  Total                                                     $      (7)       $     (38)      $     --     $     (45)
------------------------------------------------------------------------------------------------------------------------

Non-trading,other derivative contracts(2):
   Actively quoted prices                                           6               --             --             6
   Prices provided by other external sources                       18               --             (7)           11
   Prices based on model or other valuation methods                (1)              --             (9)          (10)
------------------------------------------------------------------------------------------------------------------------
  Total                                                     $      23        $      --       $    (16)    $       7
------------------------------------------------------------------------------------------------------------------------

Trading, other derivative contracts(3):
   Actively quoted prices                                   $      (1)       $      --       $     --     $      (1)
   Prices provided by other external sources                        6                1             --             7
   Prices based on model or other valuation methods                 3                1             --             4
------------------------------------------------------------------------------------------------------------------------
  Total                                                     $       8        $       2       $     --     $      10
------------------------------------------------------------------------------------------------------------------------

(1) Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.
(2) Mark-to-market gains and losses on other non-trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.
(3) Mark-to-market gains and losses on trading contracts are recorded in earnings.

Interest Rate Risk
ComEd

         ComEd has entered into fixed-to-floating interest rate swaps to manage interest rate exposure associated with three fixed rate debt issuances in the aggregate amount of $485 million. At March 31, 2002, these interest rate swaps, designated as fair value hedges, had a fair market value exposure of $1 million based on the present value difference between the contract and market rates at March 31, 2002. In February 2002, ComEd entered into two forward starting interest rate swaps in the aggregate amount of $175 million to lock in interest rate levels in anticipation of future financing. At March 31, 2002, these interest rate swaps, designated as cash flow hedges, had a fair market value of $5 million.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2002 is estimated to be $8 million. If the derivative instruments had been terminated at March 31, 2002, this estimated fair value represents the amount to be paid by ComEd to the counterparties.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2002 is estimated to be $0 million. If the derivative instruments had been terminated at March 31, 2002, this estimated fair value represents the amount to be paid by ComEd to the counterparties.

         In connection with the issuance of $400 million of First Mortgage Bonds in March of 2002, ComEd settled forward starting interest rate swaps in the aggregate amount of $375 million resulting in a $9 million loss recorded in other comprehensive income, which was deferred and is being amortized over the expected remaining life of the related debt.

PECO

         PECO has entered into interest rate swaps to manage interest rate exposure associated with two classes of floating rate transition bonds issued to securitize stranded cost recovery. At March 31, 2002, these interest rate swaps had a fair market value exposure of $14 million based on the present value difference between the contract and market rates at March 31, 2002.

         The aggregate fair value exposure of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2002 is estimated to be $17 million. If the derivative instruments had been terminated at March 31, 2002, this estimated fair value represents the amount to be paid by PECO to the counterparties.

         The aggregate fair value exposure of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2002 is estimated to be $12 million. If the derivative instruments had been terminated at March 31, 2002, this estimated fair value represents the amount to be paid by PECO to the counterparties.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 8, 2002, a class action lawsuit was filed against Exelon on behalf of purchasers of Exelon securities between April 24, 2001 and Spetember 27, 2001 (Class Period). The lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that Exelon violated Federal securities laws by issuing a series of materially false and misleading statements relating to its 2001 earnings expectations during the Class Period. Corbin A. McNeill, Jr., John Rowe and Ruth Ann Gillis were also named as defendants. Exelon believes that the lawsuit is without merit and will vigoroursly contest this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2002, Exelon held its 2002 Annual Meeting of Shareholders.

Proposal 1 was the election of five Class II directors to serve three-year terms expiring in 2005. The following directors were elected:

                                            Votes For        Votes Withheld
--------------------------------------------------------------------------------
Edward A. Brennan                         258,188,435             4,087,852
Bruce DeMars                              258,425,840             3,850,447
Richard H. Glanton                        257,786,906             4,489,381
John W. Rowe                              258,478,505             3,797,782
Ronald Rubin                              258,098,129             4,178,158
--------------------------------------------------------------------------------

Proposal 2 was the ratification of PricewaterhouseCoopers LLP as independent accountants for Exelon and its subsidiaries for 2002. The shareholders approved the proposal with 250,309,286 votes cast for, 9,667,089 votes cast against and 2,299,912 votes abstaining.

Proposal 3 was the approval of the Exelon Corporation Employee Stock Purchase Plan. The shareholders approved the Plan with 252,802,074 votes cast for, 6,216,999 votes cast against, 3,257,214 votes abstaining, and no non-votes.

Proposal 4 was the approval of amendments to the Exelon Corporation Long Term Incentive Plan. The shareholders approved the amendments with 210,099,740 votes for, 47,805,508 votes against, 4,371,039 votes abstaining, and no non-votes.

Proposal 5 was a shareholder proposal to recommend investment in clean energy. The shareholders rejected the proposal with 14,767,776 votes for, 209,819,696 votes against, 9,376,947 votes abstaining, and 28,311,868 non-votes.


ITEM 5.  OTHER INFORMATION

Exelon

         As previously reported in Exelon's Form 8-K dated March 1, 2002, Enterprises announced an agreement to sell its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. On April 1, 2002, the transaction closed.

ComEd
         As previously reported in the 2001 Form 10-K, in connection with the transfer of ComEd's nuclear generating stations to Generation, ComEd asked the Illinois Commerce Commission (ICC) to approve the transfer of the associated nuclear decommissioning trust funds. On August 17, 2000, the ICC issued an order allowing the transfer. The ICC's order was appealed to, and affirmed by, the Illinois Appellate Court. Certain intervenors asked the Illinois Supreme Court to review the Appellate Court's opinion. On April 3, 2002, the Illinois Supreme Court denied the petition for leave to appeal. This decision does not relate to the other appeal of the order allowing funds to be collected from customers subsequent to the transfer to Generation or the appeal of the amount that may be collected from customers.

         As previously reported in the 2001 Form 10-K, on March 6, 2002, the participants in Alliance Transmission Company, LLC (Alliance) and National Grid submitted a petition to the FERC for a declaratory order with regard to their participation in the Midwest Independent Transmission System Operator, Inc.
(MISO). On April 25, 2002, the FERC issued an order granting in part and denying in part the Alliance companies' request for a declaratory order. The FERC ordered the Alliance companies to make a filing within 30 days of the order indicating which regional transmission organization (RTO) each would join and whether they would do so individually or collectively as part of an independent transmission company. The FERC did not rule on the return of the $60 million withdrawal fee paid collectively by ComEd, Ameren Corporation and Illinois Power Company, stating that this must be determined in conjunction with any return to MISO by any of those companies. The Alliance companies and National Grid are continuing to negotiate with both MISO and PJM with respect to RTO participation.

PECO
         As  previously  reported  in  the  2001  Form  10-K,  the  Pennsylvania
Electricity Generation Customer Choice and Competition Act provides for the imposition and collection of non-bypassable CTCs on customers' bills as a mechanism for utilities to recover their allowed stranded costs. In the 1998 settlement of its restructuring case, PECO agreed to negotiate with certain of its large customers the payment of their stranded investment obligations in a single lump sum. On January 11, 2002, a complaint was brought by a municipal authority requesting that the PUC require PECO to adopt specific procedures for such negotiations, including setting a specific discount rate. The complaint alleges that PECO is using an inappropriate discount rate in its evaluations, thus making the lump-sum payment of CTC financially unattractive to customers. A procedural schedule for this matter has been set, and it will be litigated through the fourth quarter of 2002.

Generation
         Generation is a 12.5% stakeholder in Pebble Bed Modular Reactor (Pty) Ltd., which is a consortium of investors (including British Nuclear Fuels, ESKOM Enterprises and the Industrial Developmental Corporation of South Africa) that is studying the feasibility of building a demonstration reactor in South Africa and commercializing the Pebble Bed Modular Reactor (PBMR) design. On April 16, 2002, Generation announced that it would not be proceeding with the PBMR project beyond the completion of the current feasibility study phase. Generation advised PBMR (Pty) Ltd. that for the time being Generation would continue to devote technical personnel and executive leadership to the project. As of June 30, 2002,Generation's support of the project will total approximately $20 million.

         In April 2002, Generation purchased general and limited partnership interests in Louisiana Energy Services, L.P. (LES) totaling 6.75% from Graystone Corporation and Le Paz Incorporated, respectively. LES was formed in the early 1990s, by a consortium of companies, to design, build and operate a private uranium enrichment facility.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

         10.1 - Exelon Agreement with Corbin A. McNeill, Jr. *
         99.1 - Managements  Discussion  and Analysis of Finacial  Condition and
                Results of Operations and Index to Financial Statements of Exelon Generation Company, LLC, filed by Exelon Generation Company, LLC with the Securities and Exchange Commission on April 24, 2002 on Registration Statement Form S-4 (File No. 333-85496).

* Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.

(b)      Reports on Form 8-K:

                  Exelon filed  Current  Reports on Form 8-K during the three months ended March 31, 2002  regarding  the  following items:

         Date of Earliest
         Event Reported             Description of Item Reported
------------------------------------------------------------------------------------------------------------------------------------
         January 25, 2002           "ITEM 5. OTHER EVENTS" regarding Exelon's  restatement of third quarter earnings and reaffirming
                                    2001 earnings guidance.

         January 29, 2002           "ITEM 5. OTHER EVENTS"  regarding the  announcement  of Exelon's  consolidated  earnings for the year ended December 31, 2001 and "ITEM 9. REGULATION FD DISCLOSURE"  regarding highlights of the
                                    Exelon Fourth Quarter Earnings Conference Call.

         February 12, 2002          "ITEM 9. REGULATION FD DISCLOSURE"  regarding a presentation by Corbin A. McNeill, Jr., Chairman and Co-CEO of Exelon at the UBS Warburg Energy and Utilities  Conference.  The exhibits  include the  slides  used and  copies  of the  materials  made  available  to  investors  attending  the conference.

         February 18, 2002          "ITEM 9. REGULATION FD DISCLOSURE"  regarding a presentation by Corbin A. McNeill, Jr., Chairman and  Co-CEO  of  Exelon at the EEI  International  Financial  Conference,  London.  The  exhibit includes the slides used during the presentation.

         February 28, 2002          "ITEM 5. OTHER  EVENTS"  regarding  certain  financial  information  of Exelon  Corporation  and
                                    Subsidiary  Companies.  The exhibits  under "ITEM 7. FINANCIAL  STATEMENT AND EXHIBITS"  include the  Consent  of the  Independent  Public  Accountants,  Selected  Financial  Data,  Market  for
                                    Registrant's  Common  Equity  and  Related  Stockholder  Matters,  Management's  Discussion  and





                                    Analysis of  Financial  Condition  and  Results of  Operations,  and  Financial  Statements  and
                                    Supplementary Data.

         March 1, 2002              "ITEM 5. OTHER EVENTS"  regarding  issuance of a press release  announcing  the sale of Exelon's interest in a joint venture with AT&T Wireless.

         March 5, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  regarding a  presentation  by John W. Rowe,  President and
                                    Co-CEO of Exelon at the  Morgan  Stanley  Global  Electricity  & Energy  Conference  in New York
                                    City.  The  exhibits  include  the  slides  used  during the  presentation  and  materials  made available to investors attending the conference.
------------------------------------------------------------------------------------------------------------------------------------


                  ComEd filed Current Reports on Form 8-K during the three months ended March 31, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
------------------------------------------------------------------------------------------------------------------------------------
         January 29, 2002           "ITEM 5. OTHER EVENTS"  regarding the  announcement  of Exelon's  consolidated  earnings for the year ended December 31, 2001 and "ITEM 9. REGULATION FD DISCLOSURE"  regarding highlights of the
                                    Exelon Fourth Quarter Earnings Conference Call.

         February 12, 2002          "ITEM 9. REGULATION FD DISCLOSURE"  regarding a presentation by Corbin A. McNeill, Jr., Chairman and Co-CEO of Exelon at the UBS Warburg Energy and Utilities  Conference.  The exhibits  include the  slides  used and  copies  of the  materials  made  available  to  investors  attending  the conference.

         February 18, 2002          "ITEM 9. REGULATION FD DISCLOSURE"  regarding a presentation by Corbin A. McNeill, Jr., Chairman and  Co-CEO  of  Exelon at the EEI  International  Financial  Conference,  London.  The  exhibit includes the slides used during the presentation.

         March 5, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  regarding a  presentation  by John W. Rowe,  President and
                                    Co-CEO of Exelon at the  Morgan  Stanley  Global  Electricity  & Energy  Conference  in New York
                                    City.  The  exhibits  include  the  slides  used  during the  presentation  and  materials  made available to investors attending the conference.
------------------------------------------------------------------------------------------------------------------------------------

                  PECO filed Current Reports on Form 8-K during the three months ended March 31, 2002 regarding the following items:



         Date of Earliest
         Event Reported             Description of Item Reported
------------------------------------------------------------------------------------------------------------------------------------
         January 29, 2002           "ITEM 5. OTHER EVENTS"  regarding the  announcement  of Exelon's  consolidated  earnings for the year ended December 31, 2001 and "ITEM 9. REGULATION FD DISCLOSURE"  regarding highlights of the
                                    Exelon Fourth Quarter Earnings Conference Call.

         February 12, 2002          "ITEM 9. REGULATION FD DISCLOSURE"  regarding a presentation by Corbin A. McNeill, Jr., Chairman and Co-CEO of Exelon at the UBS Warburg Energy and Utilities  Conference.  The exhibits  include the  slides  used and  copies  of the  materials  made  available  to  investors  attending  the conference.

         February 18, 2002          "ITEM 9. REGULATION FD DISCLOSURE"  regarding a presentation by Corbin A. McNeill, Jr., Chairman and  Co-CEO  of  Exelon at the EEI  International  Financial  Conference,  London.  The  exhibit includes the slides used during the presentation.

         March 5, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  regarding a  presentation  by John W. Rowe,  President and
                                    Co-CEO of Exelon at the  Morgan  Stanley  Global  Electricity  & Energy  Conference  in New York
                                    City.  The  exhibits  include  the  slides  used  during the  presentation  and  materials  made available to investors attending the conference.
------------------------------------------------------------------------------------------------------------------------------------


                  Generation did not file any Current Reports on Form 8-K during the three months ended March 31, 2002.

                                            SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXELON CORPORATION
                              EXELON GENERATION COMPANY, LLC
                              /s/ Ruth Ann M. Gillis
                              --------------------------------
                              RUTH ANN M. GILLIS
                              Senior Vice President and Chief Financial Officer Exelon Corporation
                              (Chief Accounting Officer)


                              COMMONWEALTH EDISON COMPANY
                              /s/ Robert E. Berdelle
                              --------------------------------
                              ROBERT E. BERDELLE
                              Vice President and Chief Financial Officer
                              (Chief Accounting Officer)


                              PECO ENERGY COMPANY
                              /s/ Frank F. Frankowski
                              --------------------------------
                              FRANK F. FRANKOWSKI
                              Vice President and Chief Financial Officer
                              (Chief Accounting Officer)


Date:  May 10, 2002