Form 10-Q
period 2002-06-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2002-08-06
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

         The number of shares outstanding of each registrant's common stock as of August 1, 2002 was as follows:

  Exelon Corporation Common Stock, without par value 322,874,719 Commonwealth Edison Company Common Stock, $12.50 par value 127,016,398
  PECO Energy Company Common Stock,  without par value            170,478,507
  Exelon Generation Company, LLC not applicable

                                                  TABLE OF CONTENTS


                                                                                                           Page No.
  Filing Format                                                                                                   3
  Forward-Looking Statements                                                                                      3

  PART I.   FINANCIAL INFORMATION                                                                                 4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                  4
                  Exelon Corporation
                           Consolidated Statements of Income and Comprehensive Income                             5
                           Consolidated Statements of Cash Flows                                                  6
                           Consolidated Balance Sheets                                                            7
                  Commonwealth Edison Company
                           Consolidated Statements of Income and Comprehensive Income                             9
                           Consolidated Statements of Cash Flows                                                 10
                           Consolidated Balance Sheets                                                           11
                  PECO Energy Company
                           Consolidated Statements of Income and Comprehensive Income                            13
                           Consolidated Statements of Cash Flows                                                 14
                           Consolidated Balance Sheets                                                           15
                  Exelon Generation Company, LLC
                           Consolidated Statements of Income and Comprehensive Income                            17
                           Consolidated Statements of Cash Flows                                                 18
                           Consolidated Balance Sheets                                                           19
                  Combined Notes to Consolidated Financial Statements                                            21

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                             46
                  Exelon Corporation                                                                             46
                  Commonwealth Edison Company                                                                    72
                  PECO Energy Company                                                                            84
                  Exelon Generation Company, LLC                                                                 96

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                           106

  PART II.  OTHER INFORMATION                                                                                   110
  ITEM 1.   LEGAL PROCEEDINGS                                                                                   110
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 110
  ITEM 5.   OTHER INFORMATION                                                                                   110
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                    111

SIGNATURES                                                                                                      117


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

Forward-Looking Statements
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 8 of Notes to Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2001 Annual Report, those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exelon Generation Company, LLC's Registration Statement on Form S-4, Reg. No. 333-85496 and other factors discussed in filings with the Securities and Exchange Commission by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Registrants undertake no obligation to publicly release any revision to forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------    -------------------------
(in millions, except per share data)                                   2002       2001           2002          2001
---------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES                                                   $3,519     $3,616           $ 6,876    $ 7,439

OPERATING EXPENSES
     Purchased Power                                                    699        754             1,311      1,385
     Purchased Power from Unconsolidated Affiliate                       60         12               116         22
     Fuel                                                               364        409               860      1,098
     Operating and Maintenance                                        1,070      1,134             2,137      2,192
     Depreciation and Amortization                                      332        362               667        740
     Taxes Other Than Income                                            181        153               367        321
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      2,706      2,824             5,458      5,758
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        813        792             1,418      1,681
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (241)      (289)             (490)      (581)
     Distributions on Preferred Securities of Subsidiaries              (11)       (12)              (23)       (23)
     Equity in Earnings of Unconsolidated Affiliates, net                 9          7                22         25
     Other, net                                                         194         44               222         99
---------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (49)      (250)             (269)      (480)
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                           764        542             1,149      1,201
INCOME TAXES                                                            279        227               427        499
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                485        315               722        702
CUMULATIVE  EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES  (net of income taxes of $90 and $8 for the six
   months ended June 30, 2002 and 2001, respectively)                    --         --              (230)        12
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              485        315               492        714

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
       SFAS 133 Transition Adjustment                                    --         --                --         44
       Cash Flow Hedge Fair Value Adjustment                            (21)       (28)              (78)       (43)
       Unrealized Gain (Loss) on Marketable Securities, net             (72)        31               (87)       (72)
---------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                        (93)         3              (165)       (71)
---------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                           $  392     $  318           $   327    $   643
---------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                      322        321               322        320
---------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                    324        324               324        323
---------------------------------------------------------------------------------------------------------------------

EARNINGS PER AVERAGE COMMON SHARE:
     BASIC:
     Income Before Cumulative Effect of Changes in
         Accounting Principles                                       $  1.50    $  0.98          $  2.24    $  2.19
     Cumulative Effect of Changes in Accounting Principles               --         --             (0.71)      0.04
---------------------------------------------------------------------------------------------------------------------
     Net Income                                                      $  1.50    $  0.98          $  1.53    $  2.23
---------------------------------------------------------------------------------------------------------------------

     DILUTED:
     Income Before Cumulative Effect of Changes in
         Accounting Principles                                       $  1.50    $  0.97          $  2.23    $  2.17
     Cumulative Effect of Changes in Accounting Principles               --         --             (0.71)      0.04
---------------------------------------------------------------------------------------------------------------------
     Net Income                                                      $  1.50    $  0.97          $  1.52    $  2.21
---------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER COMMON SHARE                                           $  0.44    $  0.42          $  0.88    $  0.98
---------------------------------------------------------------------------------------------------------------------


                                    See Notes to Consolidated Financial Statements

                                       EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                        -----------------------------
(in millions)                                                                                2002              2001
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $     492           $   714
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization, including nuclear fuel                                  848               939
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            230               (12)
       Net Gain on Sale of Investments (net of income taxes)                                 (199)               --
       Provision for Uncollectible Accounts                                                    67                60
       Deferred Income Taxes                                                                  (10)                7
       Deferred Energy Costs                                                                   49                 7
       Equity in Earnings of Unconsolidated Affiliates, net                                   (22)              (25)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              21                24
       Other Operating Activities                                                             115               (78)
         Changes in Working Capital:
          Accounts Receivable                                                                (259)               68
          Inventories                                                                         (42)              (12)
          Accounts Payable, Accrued Expenses and Other Current Liabilities                    342               280
          Changes in Receivables and Payables to Unconsolidated Affiliates, net                12                --
          Other Current Assets                                                                 (6)              (19)
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                             1,638             1,953
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                  (1,028)             (937)
     Acquisition of Generating Plants                                                        (443)               --
     Enterprises Acquisitions, net of cash acquired                                            --               (39)
     Proceeds from the Sale of Investment                                                     285                --
     Proceeds from Nuclear Decommissioning Trust Funds                                        889               621
     Investment in Nuclear Decommissioning Trust Funds                                       (943)             (655)
     Note Receivable from Unconsolidated Affiliate                                            (75)               --
     Other Investing Activities                                                                47                12
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                (1,268)             (998)
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               701             2,058
     Retirement of Long-Term Debt                                                            (697)           (1,153)
     Change in Short-Term Debt                                                                110              (949)
     Dividends on Common Stock                                                               (280)             (312)
     Change in Restricted Cash                                                                (26)              (16)
     Proceeds from Employee Stock Plans                                                        60                51
     Other Financing Activities                                                               (10)               --
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                  (142)             (321)
------------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                         228               634


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              485               526
------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     713           $ 1,160
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash Investing and Financing Activities:
Regulatory Asset Fair Value Adjustment                                                         --           $   347

                                     See Notes to Consolidated Financial Statements

                        EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                            June 30,      December 31,
(in millions)                                                   2002              2001
-----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                             $     713         $     485
     Restricted Cash                                             398               372
     Accounts Receivable, net
         Customer                                              1,978             1,687
         Other                                                   196               428
     Receivable from Unconsolidated Affiliate                    107                44
     Inventories, at average cost
         Fossil Fuel                                             206               222
         Materials and Supplies                                  308               249
     Deferred Income Taxes                                        76                23
     Other                                                       354               272
-----------------------------------------------------------------------------------------
         Total Current Assets                                  4,336             3,782
-----------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                            14,654            13,781

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                         6,237             6,423
     Nuclear Decommissioning Trust Funds                       3,060             3,165
     Investments                                               1,658             1,666
     Goodwill, net                                             4,971             5,335
     Other                                                       705               708
-----------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets               16,631            17,297
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                               $  35,621         $  34,860
-----------------------------------------------------------------------------------------


                      See Notes to Consolidated Financial Statements

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes Payable                                                                      $     470         $     360
     Long-Term Debt Due within One Year                                                     1,772             1,406
     Accounts Payable                                                                       1,164               964
     Accrued Expenses                                                                       1,339             1,182
     Other                                                                                    527               505
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          5,272             4,417
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                             12,591            12,879

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  4,204             4,303
     Unamortized Investment Tax Credits                                                       308               316
     Nuclear Decommissioning Liability for Retired Plants                                   1,379             1,353
     Pension Obligation                                                                       313               334
     Non-Pension Postretirement Benefits Obligation                                           878               847
     Spent Nuclear Fuel Obligation                                                            851               843
     Other                                                                                    866               725
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       8,799             8,721
---------------------------------------------------------------------------------------------------------------------

PREFERRED SECURITIES OF SUBSIDIARIES                                                          613               613

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           6,990             6,930
     Deferred Compensation                                                                     (1)               (2)
     Retained Earnings                                                                      1,421             1,200
     Accumulated Other Comprehensive Income (Loss)                                            (64)              102
---------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         8,346             8,230
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  35,621         $  34,860
---------------------------------------------------------------------------------------------------------------------

                                    See Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

                                 COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ---------------------------   -------------------------
(in millions)                                                          2002       2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                              $1,469     $1,517           $ 2,773    $ 2,921
     Operating Revenues from Affiliates                                  12         13                23         55
---------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                     1,481      1,530             2,796      2,976
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                                      6          1                12          2
     Purchased Power from Affiliate                                     547        585             1,079      1,193
     Operating and Maintenance                                          191        210               386        396
     Operating and Maintenance from Affiliates                           29         38                71         70
     Depreciation and Amortization                                      133        168               268        334
     Taxes Other Than Income                                             73         69               146        141
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        979      1,071             1,962      2,136
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        502        459               834        840
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (127)      (143)             (252)      (284)
     Distributions on Company-Obligated
       Mandatorily Redeemable Preferred Securities of
       Subsidiary Trusts Holding Solely the Company's
       Subordinated Debt Securities                                      (7)        (7)              (15)       (15)
     Interest Income from Affiliates                                      8         17                16         45
     Other, net                                                           6          5                13         14
---------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (120)      (128)             (238)      (240)
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              382        331               596        600

INCOME TAXES                                                            151        149               236        271
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              231        182               360        329
---------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes):
     Cash Flow Hedge Fair Value Adjustment                              (14)        --               (16)        --
     Unrealized Gain (Loss) on Marketable Securities                     (2)        --                (2)        (4)
---------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                        (16)        --               (18)        (4)

TOTAL COMPREHENSIVE INCOME                                           $  215     $  182           $   342    $   325
---------------------------------------------------------------------------------------------------------------------

                                    See Notes to Consolidated Financial Statements

                                 COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                        -----------------------------
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $     360         $     329
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          268               334
       Provision for Uncollectible Accounts                                                    11                18
       Deferred Income Taxes                                                                   75                38
       Other Operating Activities                                                              71               (36)
        Changes in Working Capital:
           Accounts Receivable                                                               (158)              (45)
           Inventories                                                                         --                16
           Accounts Payable, Accrued Expenses and Other Current Liabilities                    51               320
           Changes in Receivables and Payables to Affiliates, net                              63              (278)
           Other Current Assets                                                                (1)                9
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               740               705
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                    (372)             (459)
     Notes Receivable from Affiliate                                                           13               400
     Other Investing Activities                                                                 7                 1
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (352)              (58)
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               701                --
     Retirement of Long-Term Debt                                                            (481)             (174)
     Dividends on Common Stock                                                               (235)             (148)
     Change in Restricted Cash                                                                (32)               --
     Other Financing Activities                                                               (10)               --
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                   (57)             (322)
---------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                         331               325
---------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               23               141
---------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     354         $     466
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:
     Net Assets Transferred as a result of Restructuring, net of Note Payable           $      --         $   1,307
     Receivable from Parent                                                             $      --         $   1,062
     Regulatory Asset Fair Value Adjustment                                             $      --         $     347
     Retirement of Treasury Shares                                                      $   1,344         $   2,022





                                    See Notes to Consolidated Financial Statements


                 COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)



                                                        June 30,      December 31,
(in millions)                                               2002              2001
-------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                         $     354         $      23
     Restricted Cash                                          73                41
     Accounts Receivable, net
         Customer                                            886               745
         Other                                                93                87
     Receivables from Affiliates                              35                95
     Inventories, at average cost                             56                56
     Deferred Income Taxes                                    16                52
     Other                                                    16                15
-------------------------------------------------------------------------------------
         Total Current Assets                              1,529             1,114
-------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                         7,522             7,351

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                       614               667
     Investments                                              54                64
     Goodwill, net                                         4,895             4,902
     Notes Receivable from Affiliates                      1,301             1,314
     Other                                                   283               304
-------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets            7,147             7,251
-------------------------------------------------------------------------------------

TOTAL ASSETS                                           $  16,198         $  15,716
-------------------------------------------------------------------------------------


                    See Notes to Consolidated Financial Statements

                                 COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                                 $     848         $     849
     Accounts Payable                                                                         184               144
     Accrued Expenses                                                                         393               374
     Payables to Affiliates                                                                   272               307
     Other                                                                                    197               212
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,894             1,886
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              6,095             5,850

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  1,725             1,671
     Unamortized Investment Tax Credits                                                        53                55
     Pension Obligation                                                                       163               151
     Non-Pension Postretirement Benefits Obligation                                           149               146
     Payables to Affiliates                                                                   267               297
     Other                                                                                    263               248
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       2,620             2,568
---------------------------------------------------------------------------------------------------------------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE COMPANY'S
SUBORDINATED DEBT SECURITIES                                                                  329               329

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           1,588             2,048
     Preference Stock                                                                           7                 7
     Other Paid-in Capital                                                                  4,181             5,057
     Receivable from Parent                                                                  (875)             (937)
     Retained Earnings                                                                        382               257
     Treasury Stock, at cost                                                                   --            (1,344)
     Accumulated Other Comprehensive Income (Loss)                                            (23)               (5)
---------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         5,260             5,083
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  16,198         $  15,716
---------------------------------------------------------------------------------------------------------------------


                                    See Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

                                     PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------    -------------------------
(in millions)                                                          2002       2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                              $  992     $  903           $ 2,008    $ 1,952
     Operating Revenues from Affiliates                                   3          3                 7          5
---------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                       995        906             2,015      1,957
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                                     59         51               107         90
     Purchased Power from Affiliate                                     346        264               649        508
     Fuel                                                                53         79               188        284
     Operating and Maintenance                                          123        122               251        251
     Operating and Maintenance from Affiliates                            8          4                16          7
     Depreciation and Amortization                                      109         99               221        200
     Taxes Other Than Income                                             63         41               122         84
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        761        660             1,554      1,424
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        234        246               461        533
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (92)      (117)             (187)      (219)
     Interest Expense from Affiliate                                     --         (2)               --         (8)
     Company-Obligated Mandatorily Redeemable Preferred
       Securities of a Partnership, which holds Solely
       Subordinated Debentures of the Company                            (2)        (2)               (5)        (5)
     Interest Income from Affiliates                                     --          1                --          1
     Other, net                                                           2          3                 2         17
---------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (92)      (117)             (190)      (214)
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              142        129               271        319

INCOME TAXES                                                             49         44                90        112
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               93         85               181        207
     Preferred Stock Dividends                                           (2)        (3)               (4)        (5)
---------------------------------------------------------------------------------------------------------------------
NET INCOME ON COMMON STOCK                                           $   91     $   82           $   177    $   202
---------------------------------------------------------------------------------------------------------------------


OTHER COMPREHENSIVE INCOME
     Net Income                                                      $   93     $   85           $   181    $   207
     Other Comprehensive Income (Loss) (net of income taxes):
       SFAS 133 Transition Adjustment                                    --         --                --         40
       Cash Flow Hedge Fair Value Adjustment                             (6)         8                (4)       (10)
---------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income                                (6)         8                (4)        30
---------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                           $   87     $   93           $   177    $   237
---------------------------------------------------------------------------------------------------------------------


                                    See Notes to Consolidated Financial Statements


                                     PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                         ----------------------------
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $    181          $    207
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          221               200
       Provision for Uncollectible Accounts                                                    32                29
       Deferred Income Taxes                                                                  (19)               13
       Deferred Energy Costs                                                                   49                 7
       Other Operating Activities                                                             (81)              (40)
        Changes in Working Capital:
           Accounts Receivable                                                                 (4)              (19)
           Changes in Receivables and Payables to Affiliates, net                              34                75
           Inventories                                                                         14                 6
           Accounts Payable, Accrued Expenses and Other Current Liabilities                    44                22
           Other Current Assets                                                                (3)              (73)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               468               427
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                    (123)             (122)
     Other Investing Activities                                                                 1                35
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (122)              (87)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Retirement of Long-Term Debt                                                            (207)             (978)
     Issuance of Long-Term Debt                                                                --               805
     Contribution from Parent                                                                  --                53
     Change in Short-Term Debt                                                                 74              (122)
     Dividends on Preferred and Common Stock                                                 (174)             (105)
     Change in Restricted Cash                                                                  1               (16)
     Settlement of Interest Rate Swap Agreements                                               --                31
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                  (306)             (332)
---------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          40                 8

Cash Transferred in Restructuring                                                              --               (31)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               32                49
---------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     72          $     26
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:
     Net Assets Transferred as a result of Restructuring,
       net of Receivable from Affiliates                                                 $     --          $  1,624
     Contribution of Receivable from Parent                                              $     --          $  1,983




                                    See Notes to Consolidated Financial Statements



                     PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                         June 30,      December 31,
(in millions)                                                2002              2001
------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                          $      72         $     32
     Restricted Cash                                          322              323
     Accounts Receivable, net
         Customer                                             261              286
         Other                                                 30               33
     Receivables from Affiliates                                6                8
     Inventories, at average cost
         Fossil Fuel                                           59               72
         Materials and Supplies                                 6                7
     Prepaid Taxes                                             98                1
     Other                                                     13               58
------------------------------------------------------------------------------------
         Total Current Assets                                 867              820
------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                          4,098            4,047

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                      5,623            5,756
     Investments                                               22               24
     Pension Asset                                             29               13
     Other                                                     78               85
------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets             5,752            5,878
------------------------------------------------------------------------------------

TOTAL ASSETS                                            $  10,717         $ 10,745
------------------------------------------------------------------------------------


                    See Notes to Consolidated Financial Statements

                                     PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)



                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     175         $     101
     Payables to Affiliates                                                                   190               194
     Long-Term Debt Due within One Year                                                       910               548
     Accounts Payable                                                                          52                54
     Accrued Expenses                                                                         436               397
     Deferred Income Taxes                                                                     27                27
     Other                                                                                     33                21
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,823             1,342
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              4,869             5,438

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  2,927             2,938
     Unamortized Investment Tax Credits                                                        26                27
     Non-Pension Postretirement Benefits Obligation                                           263               239
     Payables to Affiliates                                                                    20                44
     Other                                                                                    120               110
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,356             3,358
---------------------------------------------------------------------------------------------------------------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP,
     WHICH HOLDS SOLEY SUBORDINATED
     DEBENTURES OF THE COMPANY                                                                128               128
MANDATORILY REDEEMABLE PREFERRED STOCK                                                         19                19

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           1,911             1,912
     Receivable from Parent                                                                (1,818)           (1,878)
     Preferred Stock                                                                          137               137
     Retained Earnings                                                                        277               270
     Accumulated Other Comprehensive Income                                                    15                19
---------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                           522               460
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  10,717         $  10,745
---------------------------------------------------------------------------------------------------------------------



                                    See Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------    -------------------------
(in millions)                                                          2002       2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                              $  606     $  677         $1,175       $ 1,392
     Operating Revenues from Affiliates                                 953        906          1,845         1,819
---------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                     1,559      1,583          3,020         3,211
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                                    634        690          1,186         1,272
     Purchased Power from Affiliates                                     71         31            137            48
     Fuel                                                               224        230            433           449
     Operating and Maintenance                                          405        400            833           798
     Operating and Maintenance Expense from Affiliates                    6          5             11            11
     Depreciation and Amortization                                       65         75            128           167
     Taxes Other Than Income                                             41         39             90            85
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,446      1,470          2,818         2,830
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        113        113            202           381
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (10)       (17)           (27)          (35)
     Interest Expense from Affiliates                                    (1)        (9)            (1)          (24)
     Equity in Earnings of Unconsolidated Affiliates                      9         13             32            39
     Other, net                                                          24         14             40            18
---------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                               22          1             44            (2)
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGES IN ACCOUNTING PRINCIPLES                                  135        114            246           379

INCOME TAXES                                                             51         43             96           150
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                 84         71            150           229

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES                                                            --         --             13            12
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               84         71            163           241
---------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)

       Unrealized Gain (Loss) on Marketable Securities                  (74)        31            (83)          (80)
       SFAS 133 Transition Adjustment                                    --         --             --             4
       Cash Flow Hedge Fair Value Adjustment                              6        (35)           (67)          (36)
---------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                        (68)        (4)          (150)         (112)
---------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                           $   16     $   67         $   13       $   129
---------------------------------------------------------------------------------------------------------------------


                                    See Notes to Consolidated Financial Statements

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                         ----------------------------
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $    163          $    241
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization, including nuclear fuel                                  312               366
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            (13)              (12)
       Provision for Uncollectible Accounts                                                    17                 3
       Deferred Income Taxes                                                                   (4)               (6)
       Equity in (Earnings) Losses of Unconsolidated Affiliates                               (32)              (39)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              21                24
       Other Operating Activities                                                              70              (116)
        Changes in Working Capital:
           Accounts Receivable                                                               (136)              115
           Changes in Receivables and Payables to Affiliates, net                             (93)             (161)
           Inventories                                                                        (54)             (110)
           Accounts Payable, Accrued Expenses and Other Current Liabilities                   316               156
           Other Current Assets                                                               (48)               24
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               519               485
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                    (475)             (301)
     Acquisition of Generating Plants                                                        (443)               --
     Proceeds from Nuclear Decommissioning Trust Funds                                        889               621
     Investment in Nuclear Decommissioning Trust Funds                                       (943)             (655)
     Note Receivable from Affiliate                                                           (75)              236
     Other Investing Activities                                                                (1)               --
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                (1,048)              (99)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Intercompany Payable, Affiliate                                                331              (696)
     Issuance of Long-Term Debt                                                                --               752
     Retirement of Long-Term Debt                                                              (2)               (2)
     Distribution to Member                                                                    --              (121)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                     329               (67)
---------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (200)              319
---------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              224                 4
---------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     24          $    323
---------------------------------------------------------------------------------------------------------------------


                                    See Notes to Consolidated Financial Statements

                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                            June 30,      December 31,
(in millions)                                                   2002              2001
----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                             $      24         $     224
     Accounts Receivable, net
         Customer                                                503               316
         Other                                                    38               150
     Receivable from Affiliate                                   523               444
     Inventories, at average cost
         Fossil Fuel                                             135               105
         Materials and Supplies                                  227               202
     Accumulated Deferred Income Taxes                             7                --
     Other                                                       103                65
----------------------------------------------------------------------------------------
         Total Current Assets                                  1,560             1,506
----------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                             2,650             2,003

DEFERRED DEBITS AND OTHER ASSETS
     Nuclear Decommissioning Trust Funds                       3,060             3,165
     Investments                                                 913               859
     Notes Receivable from Affiliates                            261               291
     Deferred Income Taxes                                       437               297
     Other                                                       223               223
----------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                4,894             4,835
----------------------------------------------------------------------------------------

TOTAL ASSETS                                               $   9,104         $   8,344
----------------------------------------------------------------------------------------


                    See Notes to Consolidated Financial Statements

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)



                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                                 $       6         $       4
     Accounts Payable                                                                         788               585
     Accounts Payable to Affiliate                                                             16               105
     Notes Payable to Affiliate                                                               331                --
     Accrued Expenses                                                                         416               303
     Deferred Income Taxes                                                                     --                 7
     Other                                                                                    215               171
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,772             1,175
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              1,065             1,021

DEFERRED CREDITS AND OTHER LIABILITIES
     Unamortized Investment Tax Credits                                                       230               234
     Nuclear Decommissioning Liability for Retired Plants                                   1,379             1,353
     Pension Obligation                                                                       102               118
     Non-Pension Postretirement Benefits Obligation                                           396               384
     Spent Nuclear Fuel Obligation                                                            851               843
     Other                                                                                    361               280
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,319             3,212
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY
     Membership Interest                                                                    2,316             2,316
     Undistributed Earnings                                                                   686               523
     Accumulated Other Comprehensive Income (Loss)                                            (54)               97
---------------------------------------------------------------------------------------------------------------------
         Total Member's Equity                                                              2,948             2,936
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                                   $   9,104         $   8,344
---------------------------------------------------------------------------------------------------------------------


                                    See Notes to Consolidated Financial Statements


                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1.   BASIS OF PRESENTATION (Exelon, ComEd, PECO and Generation)
         The accompanying consolidated financial statements as of June 30, 2002 and for the three and six months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2001 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' or member's equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd and PECO included in or incorporated by reference in Item 8 of their Annual Report on Form 10-K for the year ended December 31, 2001 and the Notes to Consolidated Financial Statements in Generation's Form S-4 registration statement declared effective on April 24, 2002 by the Securities and Exchange Commission (SEC), (Generation's Form S-4). See ITEM 6. Exhibits and Reports on Form 8-K.


2. ADOPTION OF NEW ACCOUNTING PRINCIPLES (Exelon, ComEd, PECO and Generation) SFAS No. 141 and SFAS No. 142
         In 2001, the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations" (SFAS No. 141), which requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 requires that unamortized negative goodwill related to pre-July 1, 2001 purchases be recognized as a change in accounting principle concurrent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). At December 31, 2001, AmerGen Energy Company, LLC (AmerGen), an equity-method investee of Generation, had $43 million of negative goodwill, net of accumulated amortization, recorded on its balance sheet. Upon AmerGen's adoption of SFAS No. 141 in January 2002, Generation recognized its proportionate share of income of $22 million ($13 million, net of income taxes) as a cumulative effect of a change in accounting principle.

         Exelon, ComEd, PECO and Generation adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Other than goodwill, Exelon does not have significant other intangible assets recorded on its consolidated balance sheets. Under SFAS No. 142, goodwill is no longer subject to amortization, however, goodwill is subject to an assessment for impairment using a two-step fair value based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

         As of December 31, 2001, Exelon's Consolidated Balance Sheets reflected approximately $5.3 billion in goodwill net of accumulated amortization, including $4.9 billion of net goodwill related to the October 20, 2000 merger of Unicom Corporation (Unicom), the former parent company of ComEd, and PECO (Merger) recorded on ComEd's Consolidated Balance Sheets, with the remainder related to acquisitions by Exelon Enterprises Company, LLC (Enterprises). The first step of the transitional impairment analysis indicated that ComEd's goodwill was not impaired but that an impairment did exist with respect to goodwill recorded in Enterprises' reporting units. Exelon's infrastructure services business (InfraSource), the energy services business (Exelon Services) and the competitive retail energy sales business (Exelon Energy) were determined to be those reporting units of Enterprises that had goodwill allocated to them. The second step of the analysis, which compared the fair value of each of Enterprises' reporting units' goodwill to the carrying value at December 31, 2001, indicated a total goodwill impairment of $357 million ($243 million, net of income taxes and minority interest). The fair value of the Enterprises' reporting units was determined using discounted cash flow models reflecting the expected range of future cash flow outcomes related to each of the Enterprises reporting units over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

         The changes in the carrying amount of goodwill by reportable segment (see Note 6 for further discussion of reportable segments) for the six months ended June 30, 2002 are as follows:

                                                                          Energy
                                                                        Delivery      Enterprises             Total
---------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                                          $   4,902        $     433         $   5,335
Impairment losses                                                             --             (357)             (357)
Settlement of pre-merger income tax contingency                               (7)              --                (7)
---------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002                                            $   4,895        $      76         $   4,971
---------------------------------------------------------------------------------------------------------------------

         The June 30, 2002, Energy Delivery goodwill relates to ComEd and the remaining Enterprises goodwill relates to the InfraSource and Exelon Services reporting units. Consistent with SFAS No. 142, the remaining goodwill will be reviewed for impairment on an annual basis or more frequently if significant events occur that could indicate an impairment exists.

         The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle are as follows:

Exelon
-----------------------------------------------------------------------------------------------------
Enterprises goodwill impairment (net of income taxes of $103 million)                  $      (254)
Minority interest (net of income taxes of $4 million)                                           11
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)                    13
-----------------------------------------------------------------------------------------------------
Total cumulative effect of a change in accounting principle                            $      (230)
-----------------------------------------------------------------------------------------------------

Generation
-----------------------------------------------------------------------------------------------------
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)
    recorded as cumulative effect of a change in accounting principle                  $        13
-----------------------------------------------------------------------------------------------------

         The following tables set forth Exelon's net income and earnings per common share and ComEd's net income for the three and six months ended June 30, 2002 and 2001, respectively, adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized.

Exelon
                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------         -------------------------
                                                          2002              2001             2002              2001
---------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of changes in accounting principles              $    485         $     315         $    722          $    702
Cumulative effect of changes in
     accounting principles                                  --                --             (230)               12
---------------------------------------------------------------------------------------------------------------------
Reported net income                                        485               315              492               714
Goodwill amortization                                       --                38               --                77
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                  $     485         $     353         $   492           $    791
---------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles            $   1.50          $   0.98         $   2.24          $   2.19
    Cumulative effect of changes in
       accounting principles                                --                --            (0.71)             0.04
---------------------------------------------------------------------------------------------------------------------
    Reported net income                                   1.50              0.98             1.53              2.23
    Goodwill amortization                                   --              0.12               --              0.24
---------------------------------------------------------------------------------------------------------------------
    Adjusted net income                               $   1.50          $   1.10         $   1.53          $   2.47
---------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles            $   1.50          $   0.97         $   2.23          $   2.17
    Cumulative effect of changes in
       accounting principles                                --                --            (0.71)             0.04
---------------------------------------------------------------------------------------------------------------------
    Reported net income                                   1.50              0.97             1.52              2.21
    Goodwill amortization                                   --              0.12               --              0.24
---------------------------------------------------------------------------------------------------------------------
    Adjusted net income                               $   1.50          $   1.09         $   1.52          $   2.45
---------------------------------------------------------------------------------------------------------------------

ComEd
                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                     ---------------------------         --------------------------
                                                          2002              2001             2002              2001
---------------------------------------------------------------------------------------------------------------------
Reported net income                                   $    231          $    182         $    360          $    329
Goodwill amortization                                       --                32               --                64
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                   $    231          $    214         $    360          $    393
---------------------------------------------------------------------------------------------------------------------

Generation
         The cessation of the amortization of negative goodwill of AmerGen on January 1, 2002 did not have a material impact on Generation's reported net income for the three or six months ended June 30, 2002.

EITF Issue 02-3
         Exelon and Generation early adopted the provision of Emerging Issues Task Force (EITF) Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3) issued by the FASB EITF in June 2002 that requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. Prior to the second quarter of 2002, revenues from trading activity were presented in Revenue and the energy costs related to energy trading were presented as either
Purchased Power or Fuel expense on Exelon and Generation's Consolidated Statements of Income. For comparative purposes, energy costs related to energy trading have been reclassified in prior periods to revenue to conform with the net basis of presentation required by EITF 02-3. For the three and six months ended June 30, 2001, $30 million of purchased power expense and $5 million of fuel expense was reclassified and reflected as a reduction to revenue. The three months ended March 31, 2002 included $504 million of purchased power expense and $9 million of fuel expense that has been reclassified and reflected as a reduction to revenue in the six months ended June 30, 2002.

SFAS No. 144
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Exelon, ComEd, PECO and Generation adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 establishes accounting and reporting standards for both the impairment and disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and its provisions are generally applied prospectively. The adoption of this statement had no effect on Exelon's reported financial positions, results of operations or cash flows.

SFAS No. 133
         SFAS No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging
Activities" (SFAS No. 133) applies to all derivative instruments and requires that such instruments be recorded on the balance sheet either as an asset or a liability measured at their fair value through earnings, with special accounting permitted for certain qualifying hedges. On January 1, 2001, Exelon, ComEd, PECO, and Generation adopted SFAS No. 133. Generation recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $4 million, net of income taxes, in accumulated other comprehensive income and PECO deferred a non-cash gain of $40 million, net of income taxes, in accumulated other comprehensive income.


3. ACQUISITIONS AND DISPOSITIONS (Exelon and Generation)
Acquisition of Generating Plants from TXU
On April 25, 2002, Generation acquired two natural-gas and oil-fired plants from TXU Corp. (TXU) for an aggregate purchase price of $443 million. The purchase included the 893-megawatt Mountain Creek Steam Electric Station in Dallas and the 1,441-megawatt Handley Steam Electric Station in Fort Worth. The transaction included a power purchase agreement for TXU to purchase power during the months of May through September from 2002 through 2006. During the periods covered by the power purchase agreement, TXU will make fixed capacity payments and will provide fuel to Exelon in return for exclusive rights to the energy and capacity of the generation plants. Substantially all of the purchase price has been allocated to property, plant, and equipment pending final valuation of plant assets.

Sale of AT&T Wireless
         On April 1, 2002, Enterprises sold its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. Enterprises recorded an after-tax gain of $116 million in other, net on the $84 million investment, which was reflected in Deferred Debits and Other Assets on Exelon's Consolidated Balance Sheets.

Sithe New England Holdings, LLC Acquisition
         On June 26, 2002, Generation agreed to purchase Sithe New England Holdings, LLC, (Sithe New England) a subsidiary of Sithe Energies Inc. (Sithe), and related power marketing operations in exchange for a $543 million note plus the assumption of non-recourse debt, estimated to be approximately $1.2 billion at the transaction closing date. The parties are seeking Federal Energy Regulatory Commission (FERC) and other required approvals of the purchase by October 31, 2002. Exelon has negotiated closing conditions that allow Exelon to terminate the purchase if the conditions are not satisfied. If approved, and if the closing conditions are satisfied, the transaction could be completed in November 2002.

         The purchase involves approximately 4,471 MWs of generation capacity, consisting of 2,050 MWs in operation and 2,421 MWs under construction, which will increase Generation's net assets by approximately $1.7 billion when the transaction closes. Sithe New England's generation facilities are located primarily in Massachusetts, but are also located in Maine.

         Generation is a 49.9% owner of Sithe and accounts for the investment as an unconsolidated equity investment. The Sithe New England purchase will not affect the accounting for Sithe as an equity investment. Additionally, Generation is subject to a Put and Call Agreement (PCA) that gives Generation the right to purchase (Call) the remaining 50.1% of Sithe, and gives the other Sithe shareholders the right to sell (Put) their interest to Generation. If the Put option is exercised, Generation has the obligation to complete the purchase. The PCA provides that the Put and Call options become exercisable as of December 18, 2002. The Sithe New England purchase is a separate transaction from the PCA that is intended to enable Generation to acquire only the Sithe assets that fit Generation's strategy, accelerate the realization of synergies, and reduce the amount of debt needed to finance the transaction.

         See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - for further discussion of the PCA.


4.  REGULATORY ISSUES (Exelon, ComEd and PECO)
         On April 1, 2002, the Illinois Commerce Commission (ICC) issued an interim order in ComEd's Delivery Services Rate Case. The interim order is subject to an audit of test year expenditures that is anticipated to be completed by the end of 2002 with a final order to be issued in 2003. The order sets new delivery rates for residential customers choosing a new retail electric supplier. The new rates became effective May 1, 2002 when residential customers were eligible to choose their supplier of electricity. Traditional bundled rates paid by customers that retain ComEd as their electricity supplier are not affected by this order. Bundled rates will remain frozen through 2006, as a result of the June 6, 2002 amendments to the Illinois

Restructuring Act that extended the freeze on bundled rates for an additional two years. Delivery service rates for non-residential customers are not affected by the order. The potential revenue impact of the interim order is not expected to be material in 2002.

         As permitted by the Pennsylvania Electric Competition Act, the Pennsylvania Department of Revenue has calculated a 2002 Revenue Neutral Reconciliation (RNR) adjustment to the gross receipts tax rate in order to neutralize the impact of electric restructuring on its tax revenues. In January 2002, the Pennsylvania Public Utility Commission (PUC) approved the RNR adjustment to the gross receipts tax rate collected from customers. Effective January 1, 2002, PECO implemented the change in the gross receipts tax rate. The RNR adjustment is under appeal. The RNR adjustment increases the gross receipts tax rate, which will increase PECO's annual revenues and tax obligations by approximately $50 million in 2002.


5.  EARNINGS PER SHARE (Exelon)
         Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------     -------------------------
                                                                    2002           2001          2002            2001
----------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                    322            321           322             320
Assumed exercise of stock options                                      2              3             2               3
----------------------------------------------------------------------------------------------------------------------
Average diluted common shares outstanding                            324            324           324             323
----------------------------------------------------------------------------------------------------------------------

         Stock options not included in average common shares used in calculating diluted earnings per share due to their antidilutive effect were three million for the three and six months ended June 30, 2002 and one million for the three and six months ended June 30, 2001.

6.  SEGMENT INFORMATION (Exelon)
         Exelon operates in three business segments: energy delivery, generation and enterprises. Energy delivery consists of the operations of ComEd and PECO. Beginning in 2002, Exelon evaluates the performance of its business segments on the basis of net income. Exelon's segment information for the three months and six months ended June 30, 2002 as compared to the same periods in 2001 and at June 30, 2002 and December 31, 2001 are as follows:

Three Months Ended June 30, 2002 as compared to Three Months Ended June 30, 2001

                                                                                    Corporate and
                                        Energy                                       Intersegment
                                      Delivery      Generation     Enterprises       Eliminations      Consolidated
 -------------------------------------------------------------------------------------------------------------------
 Revenues:
     2002                              $ 2,476         $ 1,559          $  476            $ (992)           $ 3,519
     2001                                2,436           1,583             546              (949)             3,616
 Intersegment Revenues:
     2002                              $    15         $   953          $   24            $ (992)           $    --
     2001                                   16             906              27              (949)                --
 Net Income:
     2002                              $   322         $    84          $   83            $   (4)           $   485
     2001                                  264              71             (5)               (15)               315
 -------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2002 as compared to Six Months Ended June 30, 2001

                                                                                    Corporate and
                                        Energy                                       Intersegment
                                      Delivery      Generation      Enterprises      Eliminations      Consolidated
 -------------------------------------------------------------------------------------------------------------------
 Revenues:
     2002                              $ 4,811         $ 3,020          $   966          $(1,921)          $  6,876
     2001                                4,933           3,211            1,213           (1,918)             7,439
 Intersegment Revenues:
     2002                              $    29         $ 1,845          $    47          $(1,921)          $     --
     2001                                   59           1,819               40           (1,918)                --
 Net Income:
     2002                              $   538         $   163          $ (188)          $   (21)          $    492
     2001                                  530             241             (30)              (27)               714
 -------------------------------------------------------------------------------------------------------------------

 Total Assets:
     June 30, 2002                     $26,915         $ 9,104          $ 1,290          $(1,688)          $ 35,621
     December 31, 2001                  26,461           8,344            1,790           (1,735)            34,860
 -------------------------------------------------------------------------------------------------------------------

7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Exelon, ComEd, PECO and Generation)
         During the three and six months ended June 30, 2002 and 2001, Exelon recorded net gains/(losses) in other comprehensive income relating to mark-to-market (MTM) adjustments of contracts designated as cash flow hedges as follows:

                                             ComEd            PECO        Generation      Enterprises       Exelon
---------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002              $(13)          $  (7)          $    15         $     (3)       $   (8)
Three months ended June 30, 2001                --              15               (61)              (2)          (48)
Six months ended June 30, 2002                  (6)             (1)             (107)              14          (100)
Six months ended June 30, 2001                  --               8               (62)               2           (52)
---------------------------------------------------------------------------------------------------------------------

         During the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, Generation recognized net MTM gains on non-trading energy derivative contracts not designated as cash flow hedges, in operating revenues as follows:

                                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                    $    4     $       5
Six months ended June 30,                                                                          10            22
---------------------------------------------------------------------------------------------------------------------

         During the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable.

         During the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, Generation recognized net MTM losses on energy trading contracts, in operating revenues as follows:

                                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                    $   (9)    $      (6)
Six months ended June 30,                                                                         (13)           (6)
---------------------------------------------------------------------------------------------------------------------

         During the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, PECO reclassified other income in the Consolidated Statements of Income and Comprehensive Income, as a result of the discontinuance of cash flow hedges related to certain forecasted financing transactions that were no longer probable of occurring as follows:

                                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                    $   --     $      --
Six months ended June 30,                                                                          --             6
---------------------------------------------------------------------------------------------------------------------

         As of June 30, 2002, deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months are as follows:

                                                         ComEd         PECO   Generation  Enterprises       Exelon
---------------------------------------------------------------------------------------------------------------------
Gains Expected to be Reclassified                      $     1       $   15       $   --       $    2       $    18
---------------------------------------------------------------------------------------------------------------------

         Amounts in accumulated other comprehensive income related to interest rate cash flow hedges are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.

         Generation classifies investments in the trust accounts for decommissioning nuclear plants as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost bases for the securities held in these trust accounts.

                                                                                                      June 30, 2002
                                                    ---------------------------------------------------------------
                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value
---------------------------------------------------------------------------------------------------------------------
Equity securities                                    $   1,677         $     115        $    (406)        $   1,386
Debt securities
    Government obligations                                 994                39               (1)            1,032
    Other debt securities                                  641                18              (17)              642
---------------------------------------------------------------------------------------------------------------------
Total debt securities                                    1,635                57              (18)            1,674
---------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                  $   3,312         $     172        $    (424)        $   3,060
---------------------------------------------------------------------------------------------------------------------

         Unrealized gains and losses are recognized in Accumulated Depreciation and Accumulated Other Comprehensive Income in Generation's Consolidated Balance Sheet.

         For the three months ended June 30, 2002, proceeds from the sale of decommissioning trust investments and gross realized gains and losses on those sales were $309 million, $13 million and $24 million, respectively. For the six months ended June 30, 2002, proceeds from the sale of decommissioning trust investments and gross realized gains and losses on those sales were $889 million, $31 million and $56 million, respectively.

         Net realized losses of $4 million were recognized in Accumulated Depreciation in Generation's Consolidated Balance Sheets at June 30, 2002 and $21 million of net realized losses were recognized in Other Income and Deductions in Generation's Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2002. The available-for-sale securities held at June 30, 2002 have an average maturity of eight to ten years. The cost of these securities was determined on the basis of specific identification.

8.  COMMITMENTS AND CONTINGENCIES (Exelon, ComEd, PECO and Generation)
         For information regarding capital commitments, nuclear decommissioning and spent fuel storage, see the Commitments and Contingencies Note in the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2001 and Generation's S-4 dated April 24, 2002.

Environmental Liabilities
         Exelon has  identified  72 sites where  former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of June 30, 2002, Exelon had accrued $139 million for environmental investigation and remediation costs that currently can be reasonably estimated, including $115 million for MGP investigation and remediation.

         ComEd had accrued $96 million (discounted) as of June 30, 2002, for environmental investigation and remediation costs that currently can be reasonably estimated. This reserve included $90 million for MGP investigation and remediation. ComEd is currently experiencing delays in the ongoing remediation of an MGP site in Oak Park, Illinois, and is evaluating the impact of those delays on the cost to complete the project. The impact of the delays is currently uncertain, but could increase the environmental reserve in the future.

         PECO had accrued $34 million (undiscounted) as of June 30, 2002, for environmental investigation and remediation costs that currently can be
reasonably   estimated,   including  $25  million  for  MGP   investigation  and
remediation.

         Generation had accrued $9 million (undiscounted) as of June 30, 2002, for environmental investigation and remediation cost, none of which relates to MGP investigation and remediation.

         Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Energy Commitments
         Exelon and Generation had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities, including Midwest Generation LLC (Midwest Generation), and others, including AmerGen, as expressed in the following table:

                                                                        Power Only Purchases from
                                Net Capacity        Power Only          -------------------------      Transmission
                               Purchases (1)             Sales           AmerGen   Non-Affiliates  Rights Purchases
---------------------------------------------------------------------------------------------------------------------
2002                             $       634       $     2,111       $       127      $     1,659       $        72
2003                                     692             1,491               247              588               108
2004                                     859               822               301              200                89
2005                                     389               244               227               78                83
2006                                     352               120               227               66                 2
Thereafter                             4,120                23             2,045              272                --
---------------------------------------------------------------------------------------------------------------------
Total                            $     7,046       $     4,811       $     3,174      $     2,863       $       354
---------------------------------------------------------------------------------------------------------------------

(1) Net Capacity Purchases includes Midwest Generation commitments as of July 1, 2002. On July 1, 2002, Generation notified Midwest Generation of the exercise of its call options under the existing Coal Generation Purchase Power Agreement. Generation exercised options on 1,265 MWs of capacity and did not exercise options on 2,684 MWs of capacity. In 2003, Generation will take 1,696 MWs of non-option capacity and 1,265 MWs of option capacity under the existing contract. Net Capacity Purchases also includes capacity sales to TXU under the purchase power agreement entered into in connection with the purchase of two generating plants in April 2002, which states that TXU will purchase the plant output from May through September from 2002 through 2006. The combined capacity of the two plants is 2,334 MWs.

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

         In connection with the 2001 corporate restructuring, PECO entered into a PPA with Generation. Under the terms of the PPA, PECO obtains substantially all of its electric supply from Generation through 2010. Also, under the restructuring, PECO assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation supplies power to PECO from the transferred generation assets, assigned PPAs and other market sources.

         Under terms of the 2001 corporate restructuring, ComEd remits to Generation any amounts collected from customers for nuclear decommissioning. Under an agreement effective September 2001, PECO remits to Generation any amounts collected from customers for nuclear decommissioning.

Litigation
Exelon
         Securities Litigation. Between May 8 and June 14, 2002, a total of six nearly identical class action lawsuits were filed in the Federal District Court in Chicago asserting securities claims on behalf of Exelon investors during April to September 2001. The complaints allege that Exelon violated Federal securities laws by issuing a series of materially false and misleading statements relating to its 2001 earnings expectations during the Class Period. On May 30 and July 2, 2002, the Court granted Exelon's agreed-upon motions to consolidate the pending cases into one lawsuit, and stayed discovery indefinitely. A lead plaintiff has not been selected. Exelon believes the lawsuit is without merit and is vigorously contesting this matter.

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

         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. On June 29, 2001, FERC denied the customers' requests for rehearing of the order granting rehearing. In August 2001, each of the three wholesale municipal customers appealed the April 30, 2001 FERC order to the Federal circuit court, which consolidated the appeals for the purposes of briefing and decision. In November 2001, the court suspended briefing pending court-initiated settlement discussions.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the state were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question and requesting damages for such breach reflecting the state-subsidized rate to which the developers claim they were entitled under their contracts. These matters are in the discovery phase. Certain of the plaintiffs have produced an expert report claiming approximately $175 million in damages, a quantification ComEd vigorously disputes. Virtually all parties have filed motions for summary judgment. ComEd is contesting each case and has filed its motion for summary judgment arguing that, as a matter of law, it did not breach any of the contracts.

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

         Enron. As a result of Enron Corp.'s bankruptcy proceeding, ComEd has potential monetary exposure for 366 of its customer accounts that were served by Enron Energy Services (EES) as a billing agent. EES has rejected its contracts with these accounts, with the exception of approximately 100 accounts for which EES retains its billing agency. ComEd is working to ensure that customers know what amounts are owed to ComEd on accounts for which EES has been removed as billing agent, and has obtained updated billing addresses for these accounts. With regard to the accounts for which EES retains its billing agency, ComEd's total amount outstanding is not material. Because that amount is owed to ComEd by individual customers, it is not part of the bankrupt Enron's estate. The ICC has rescinded EES's authority to act as an alternative retail energy supplier in Illinois. However, EES never served as a supplier, as opposed to a billing agent, to any of ComEd's retail accounts.

ComEd and Generation
         Godley Park District Litigation. On April 18, 2001, the Godley Park District filed suit in Will County Circuit Court against ComEd and Generation alleging that oil spills at Braidwood Station have contaminated the Park District's water supply. The complaint sought actual damages, punitive damages of $100 million and statutory penalties. The court dismissed all counts seeking punitive damages and statutory penalties, and the plaintiff has filed an amended complaint before the court. The amended complaint added counts under the Illinois Public Utility Act (PUA), which provides for statutory penalties and allows recovery of attorneys fees. On

April 20, 2002, the Court denied ComEd and Generation's motion to dismiss the additional counts under the PUA. ComEd and Generation are contesting the liability and damages sought by the plaintiff.

Generation
         Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a Federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16.3 million in various damages. On November 20, 2001, the District Court entered an amended final judgment that included an award of both pre-judgment and post-judgment interests, costs, and medical monitoring expenses that total $43.3 million. This matter is being appealed by Cotter in the Tenth Circuit Court of Appeals. Cotter will vigorously contest the award.

         In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in federal district court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. Cotter and the plaintiffs both appealed the verdict to the Tenth Circuit Court of Appeals.

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

         Real Estate Tax Appeals. Generation is involved in tax appeals regarding a number of its nuclear facilities, Limerick Generating Station (Montgomery County, PA), Peach Bottom Atomic Power Station (York County, PA), Quad Cities Station (Rock Island County, IL), and one of its fossil facilities, Eddystone (Delaware County, PA). Generation is also involved in the tax appeal for Three Mile Island (Dauphin County, PA) through AmerGen. Generation does not believe the outcome of these matters will have a material adverse effect on Generation's results of operations or financial condition.

General
         Exelon, ComEd, PECO and Generation are involved in various other litigation matters. The ultimate outcome of such matters, as well as the matters discussed above, while uncertain, are not expected to have a material adverse effect on its respective financial condition or results of operations.


9.  MERGER-RELATED COSTS (Exelon, ComEd, PECO and Generation)
         In association with the Merger, Exelon recorded certain reserves for restructuring costs. The reserves associated with PECO were charged to expense, while the reserves associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations.

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

         During 2001, Exelon finalized its plans for consolidation of functions, including negotiation of an agreement with the International Brotherhood of Electrical Workers Local 15 regarding severance benefits to union employees and recorded adjustments to the purchase price allocation as follows:

                                                                        Original             2001          Adjusted
                                                                        Estimate      Adjustments       Liabilities
------------------------------------------------------------------------------------------------------------------------
Employee severance payments                                            $     128        $      33         $     161 (a)
Relocation and other benefits                                                 21                9                30 (a)
------------------------------------------------------------------------------------------------------------------------
Employee severance payments and relocation and other benefits                149               42               191
Actuarially determined pension and postretirement costs                      158              (11)              147 (b)
------------------------------------------------------------------------------------------------------------------------
Total Unicom - Employee Cost                                           $     307        $      31         $     338
------------------------------------------------------------------------------------------------------------------------

(a) The increase is a result of the identification in 2001 of additional positions to be eliminated.
(b) The reduction results from lower estimated pension and post retirement welfare benefits reflecting revised actuarial estimates.


         The following table provides a reconciliation of the reserve for employee severance and relocation costs associated with the merger:

------------------------------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of October 20, 2000                                          $     149
Additional reserve                                                                                               42
------------------------------------------------------------------------------------------------------------------------
Adjusted employee severance and relocation reserve                                                              191
Payments to employees (October 2000-March 2002)                                                                 (92)
Payments to employees (April 2002-June 2002)                                                                    (33)
------------------------------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of June 30, 2002                                             $      66
------------------------------------------------------------------------------------------------------------------------

         Additional employee severance costs of $48 million primarily related to PECO employees were charged to expense in 2001. Exelon anticipates that a total of $281 million of employee costs will be funded from pension and postretirement benefit plans.

         As part of the January 2001 corporate restructuring, portions of the employee severance and restructuring reserve were transferred from ComEd to Generation, Enterprises and Exelon Business Services Company (BSC). Approximately $37 million and $15 million of the employee severance and relocation reserve as of June 30, 2002 relates to ComEd and Generation, respectively, and is reflected on the Consolidated Balance Sheets of those entities.

         Approximately 3,300 Unicom and PECO positions have been identified to be eliminated as a result of the merger. Exelon has terminated 2,255 employees as of June 30, 2002 of which 510 were terminated in the second quarter of 2002. The remaining positions are expected to be eliminated by the end of 2002.


10.  LONG-TERM DEBT (Exelon and ComEd)
         On June 13, 2002, ComEd issued $200 million of 6.15% First Mortgage Bonds, due March 15, 2012. The $200 million bond issuance was a refinancing of the $200 million of 8.5% First Mortgage Bonds redeemed on July 15, 2002 at a redemption price of 103.915% of the principal amount.

         In connection with the issuance of the $200 million of First Mortgage Bonds, ComEd settled a forward starting interest rate swap in the notional amount of $75 million resulting in a $1 million loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.

         On April 15, 2002, ComEd issued $100 million of Illinois Development Finance Authority floating-rate Pollution Control Revenue Refunding Bonds, Series 2002. The $100 million bond issuance was used to redeem $100 million of 7.25% Illinois Development Finance Authority Pollution Control Revenue Refunding Bonds, Series 1991.

         On March 13, 2002, ComEd issued $400 million of 6.15% First Mortgage Bonds, due March 15, 2012. This $400 million bond issuance refinanced other First Mortgage Bonds. In connection with the issuance of $400 million of First Mortgage Bonds, ComEd settled forward starting interest rate swaps in the aggregate notional amount of $375 million resulting in a $9 million loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.

         On March 21, 2002, ComEd redeemed $200 million of 8.625% First Mortgage Bonds at the redemption price of 103.84% of the principal amount. These bonds had a maturity date of February 1, 2022.

         During the six months ended June 30, 2002, ComEd recorded prepayment premiums of $9 million, partially offset by net unamortized premiums, discounts and debt issuance expenses of $2 million, associated with the early retirement of debt in 2002 that have been deferred by ComEd in regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.


11.  SALE OF ACCOUNTS RECEIVABLE  (Exelon and PECO)
         PECO is party to an agreement, which expires in November 2005, with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. As of June 30, 2002, PECO had sold a $225 million interest in accounts receivable, consisting of a $170 million interest in accounts receivable that PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $55 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires cash, which would otherwise be received by PECO under this program, to be held in escrow until the requirement is met. At June 30, 2002, PECO met this requirement.


12.  RELATED-PARTY TRANSACTIONS (Exelon, ComEd, PECO and Generation)
     Exelon and Generation
         In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the 1-month London Interbank Offering Rate plus 2.25%. As of June 30, 2002, $75 million had been loaned to AmerGen. In July 2002, the loan agreement and the loan were increased to $100 million and the maturity date was extended to July 1, 2003.

         Generation has entered into PPAs dated December 18, 2001 and November 22, 1999 with AmerGen. Under the 2001 PPA, Generation has agreed to purchase from AmerGen all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation has agreed to purchase from AmerGen all of the residual energy from Clinton Nuclear Power Station (Clinton), through December 31, 2002. Currently, the residual output approximates 25% of the total output of Clinton. For the three months ended June 30, 2002 and 2001, and for the six months ended June 30, 2002 and 2001, the amount of purchased power recorded in Purchased Power in Exelon's and Generation's Consolidated Statements of Income and Comprehensive Income is $60 million and $12 million and $116 million and $22 million, respectively. As of June 30, 2002 and December 31, 2001, Generation had a payable of $27 million and $3 million, respectively, resulting from these PPAs.

         Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen on 90 days notice. Generation is compensated for these services in an amount agreed to in the work order, but not less than the higher of fully allocated costs for performing the services or the market price. For the three months ended June 30, 2002 and 2001, the amount charged to AmerGen for these services was $16 million. For the six months ended June 30, 2002 and 2001, the amount charged to AmerGen for these services was $30 million and $32 million, respectively. As of June 30, 2002 and December 31, 2001, Generation had a receivable of $61 million and $47 million, respectively, resulting from these services.

ComEd
         ComEd had a note receivable from Unicom Investments Inc. of $1.3 billion at June 30, 2002 and December 31, 2001, relating to the December 1999 fossil plant sale, which is included in Deferred Debits and Other Assets in ComEd's Consolidated Balance Sheets. Interest income earned on this note receivable was $7 million and $14 million, respectively, for the three months ended June 30, 2002 and 2001 and was $15 million and $37 million, respectively, for the six months ended June 30, 2002 and 2001. Interest receivable due on this note was $15 million and $24 million at June 30, 2002 and December 31, 2001, respectively, and is included in Current Assets on ComEd's Consolidated Balance Sheets.

         At December 31, 2000, ComEd had a $400 million receivable from PECO, which was repaid in the second quarter of 2001. Interest income earned on the receivable from PECO for the three months and six months ended June 30, 2001 was $2 million and $8 million, respectively.

         At June 30, 2002 and December 31, 2001, ComEd had an $875 million and $937 million non-interest bearing receivable, respectively, from Exelon relating to the 2001 corporate restructuring. This receivable is reflected as a reduction of Shareholders' Equity in ComEd's Consolidated Balance Sheets and is expected to be settled over the years 2002 through 2008.

         ComEd had a short-term payable of $59 million at June 30, 2002 and December 31, 2001, and a long-term payable of $260 million and $291 million at June 30, 2002 and December 31, 2001, respectively, to Generation primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation. These liabilities to Generation were included in Current Liabilities and Deferred Credits and Other Liabilities, respectively, on ComEd's Consolidated Balance Sheets.

         ComEd paid common stock dividends to Exelon of $117 million and $85 million for the three months ended June 30, 2002 and 2001, respectively, and of $235 million and $148 million for the six months ended June 30, 2002 and 2001, respectively.

         Effective January 1, 2001, ComEd entered into a PPA with Generation. Intercompany power purchases pursuant to the PPA for the three months ended June 30, 2002 and June 30, 2001 were $547 million and $585 million, respectively, and for the six months ended June 30, 2002 and 2001 were $1,079 million and $1,193 million, respectively. At June 30, 2002 and December 31, 2001, there was a $212 million and $183 million payable, respectively, to Generation for the PPA as well as other services provided which is included in Current Liabilities on ComEd's Consolidated Balance Sheets.

         ComEd provides electric, transmission, and other ancillary services to Generation and Enterprises. These services were recorded in revenues and were $12 million and $13 million for the three months ended June 30, 2002 and 2001, respectively, and $23 million and $55 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, there was a $3 million and $26 million receivable, respectively, for services provided, which is included in Current Liabilities and Current Assets on ComEd's Consolidated Balance Sheets, respectively.

         ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $28 million and $33 million for the three months ended June 30, 2002 and 2001, respectively, of which $26 million and $30 million, respectively, was included in Operating and Maintenance from Affiliates on ComEd's Consolidated Statements of Income and Comprehensive Income and $2 million and $3 million, respectively, was capitalized. For the six months ended June 30, 2002 and 2001, charges for such services were $68 million and $63 million, of which $65 million and $58 million, respectively, was included in Operating and Maintenance from Affiliates on ComEd's Consolidated Statements of Income and Comprehensive Income and $3 million and $5 million, respectively, was capitalized. At June 30, 2002 and December 31, 2001, there was a $6 million and $14 million payable, respectively, to BSC for services provided which is included in Current Liabilities on ComEd's Consolidated Balance Sheets.

         ComEd receives substation and transmission engineering and construction services under contracts with InfraSource. Such services totaling $6 million and $13 million for the three months ended June 30, 2002 and 2001, respectively, and totaling $13 million and $22 million for the six months ended June 30, 2002 and 2001, respectively, were capitalized.

         ComEd has contracted with Exelon Services to provide energy conservation services to ComEd customers. The costs were $3 million and $8 million for the three months ended June 30, 2002 and 2001, respectively, and were $6 million and $12 million for the six months ended June 30, 2002 and 2001, respectively, and were included in Operating and Maintenance expense on ComEd's Consolidated Statements of Income and Comprehensive Income.

         In order to benefit from economies of scale, ComEd processes certain invoice payments on behalf of Generation and BSC. Receivables at June 30, 2002 and December 31, 2001 from Generation for such service totaled $8 million and $21 million, respectively, and were included in Current Liabilities and Current Assets on ComEd's Consolidated Balance Sheets, respectively, and from BSC totaled $8 million and $19 million, respectively, and were included in Current Assets on ComEd's Consolidated Balance Sheets.

PECO
         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. This receivable is reflected as a reduction of Shareholders' Equity in PECO's Consolidated Balance Sheets and is expected to be settled over the years 2002 through 2010. As of June 30, 2002 and December 31, 2001, the balance of this receivable from Exelon was $1.8 billion and $1.9 billion, respectively.

         PECO paid common stock dividends to Exelon of $85 million and $56 million for the three months ended June 30, 2002 and 2001, respectively, and $170 million and $101 million for the six months ended June 30, 2002 and 2001, respectively.

         Effective January 1, 2001, PECO entered into a PPA with Generation. Intercompany power purchases pursuant to the PPA were $346 million and $264 million for the three months ended June 30, 2002 and 2001, respectively, and $649 million and $508 million for the six months ended June 30, 2002 and 2001. As of June 30, 2002 and December 31, 2001, PECO's payable related to the PPA was $137 million and $90 million, respectively.

         PECO receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $7 million and $15 million for the three months ended June 30, 2002 and 2001, respectively, and $13 million and $17 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, PECO had a $33 million and $41 million payable, respectively, to BSC.

         PECO receives services from Enterprises for construction and the deployment of automated meter reading technology. Construction services totaling $10 million and $14 million were capitalized in the six months ended June 30, 2002 and 2001, respectively. Automated meter reading technology services totaling $8 million and $4 million for the three months ended June 30, 2002 and 2001, respectively, and totaling $16 million and $7 million for the six months ended June 30, 2002 and 2001, respectively, were included in Operating and Maintenance from Affiliates in the Consolidated Statements of Income and Comprehensive Income. At June 30, 2002 and December 31, 2001, PECO had $6 million and $8 million payable, respectively, to Enterprises.

         At December 31, 2000, PECO had a $400 million payable to ComEd, which was repaid in the second quarter of 2001. The average annual interest rate on this payable for the period outstanding was 6.5%. Interest expense related to this payable for the three and six months ended June 30, 2001 was $2 million and $8 million, respectively.

         PECO  provides   energy  to  Generation  for   Generation's   own  use.
Intercompany sales for the three and six months ended June 30, 2002 and 2001 were $2 million and $3 million, respectively, in each period.

Generation
         Generation had a short-term receivable of $59 million at June 30, 2002 and December 31, 2001, and a long-term receivable of $260 million and $291 million at June 30, 2002 and December 31, 2001, respectively, from ComEd primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation resulting from the restructuring. These receivables from ComEd were included in Current Assets and Deferred Debits and Other Assets, respectively, on Generation's Consolidated Balance Sheets.

         Effective January 1, 2001, Generation entered into PPAs with ComEd and PECO. Intercompany power sales pursuant to the PPAs for the three months ended June 30, 2002 and 2001 were $893 million, including decommissioning revenue of $3 million, and $849 million, including decommissioning revenue of $3 million, respectively. For the six months ended June 30, 2002 and June 30, 2001 these intercompany power sales were $1,728 million, including decommissioning revenue of $6 million, and $1,701 million, including decommissioning revenue of $6 million, respectively. At June 30, 2002 and December 31, 2001, there was a $351 million and $273 million receivable, respectively, for the PPAs as well as other services provided which is included in Current Assets on Generation's Consolidated Balance Sheets.

         Generation sells power to Exelon Energy. Power sales for the three months ended June 30, 2002 and 2001 were $60 million and $57 million, respectively, and for the six months ended June 30, 2002 and 2001 were $117 million and $118 million, respectively. At June 30, 2002 and December 31, 2001, there was a $21 million and $15 million receivable, respectively.

         Generation purchases power from AmerGen under PPAs as discussed in the Exelon and Generation section of this note. Additionally, Generation purchases power from PECO for Generation's own use, buys back excess power from Exelon Energy and purchases transmission and ancillary services from ComEd. These purchases, including AmerGen, for the three months ended June 30, 2002 and 2001 were $75 million and $42 million, respectively, and for the six months ended June 30, 2002 and 2001 were $147 million and $60 million, respectively. At June 30, 2002 and December 31, 2001, there was a payable for these power purchases of $35 million and $26 million, respectively.

         Generation receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, for the three months ended June 30, 2002 and June 30, 2001 were $16 million and $22 million, respectively, and $30 million and $35 million for the six months ended June 30, 2002 and June 30, 2001, respectively, and were included in Operating and Maintenance (O&M) expense on Generation's Consolidated Statements of Income and Comprehensive Income. At June 30, 2002 and December 31, 2001, there was an $8 million and an $18 million payable, respectively, to BSC for services provided which is included in Current Liabilities on Generation's Consolidated Balance Sheets.

         In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation and BSC. Payables at June 30, 2002 and December 31, 2001 to ComEd for such services totaled $8 million and $21 million, respectively, and were included in Current Liabilities on Generation's Consolidated Balance Sheets.

         In relation to the acquisition of two generating plants from TXU in April of 2002, Generation had a $331 million payable to Exelon at June 30, 2002. Interest expense related to this payable was $1 million for the three months and six months ended June 30, 2002.

         In relation to the December 18, 2001 acquisition of 49.9% of Sithe common stock, Generation had a $700 million payable to Exelon, which was repaid in the second quarter of 2001. Interest expense related to this payable for the three and six months ended June 30, 2001 was $8 million and $23 million, respectively.


13.  NEW ACCOUNTING PRONOUNCEMENTS (Exelon, ComEd, PECO and Generation)
         In June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" (SFAS No. 143). In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).

         SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Exelon expects to adopt SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. Adoption of SFAS No. 143 will change the accounting for the decommissioning of Exelon's nuclear generating plants as well as certain other
long-lived   assets.

         Currently, Generation records the obligation for decommissioning ratably over the lives of the plants. The January 1, 2003 adoption of SFAS No. 143 will require a cumulative effect adjustment effective the date of adoption to adjust plant assets and decommissioning liabilities to the values they would have been had this standard been employed from the in-service dates of the plants.

         As it relates to nuclear decommissioning, the effect of this cumulative adjustment will be to change the decommissioning liability to reflect the fair value of the decommissioning obligation at the balance sheet date. Additionally, the standard will require the accrual of an asset related to the decommissioning obligation, which will be amortized over the remaining lives of the plants. The net difference between the asset recognized and the liability recorded upon adoption of SFAS No. 143 will be charged to earnings and recognized as a cumulative effect, net of expected regulatory recovery. The decommissioning liability to be recorded represents an obligation for the future decommissioning of the plants, and as a result accretion expense will be accrued on this liability until such time as the obligation is satisfied.

         Exelon, ComEd, PECO and Generation are in the process of evaluating the impact of SFAS No. 143 on their financial statements, and cannot determine the ultimate impact of adoption at this time, however, the cumulative effect could be material to earnings. Additionally, although over the life of the plant the charges to earnings for the depreciation of the asset and the interest on the liability will be equal to the amounts currently recognized as decommissioning expense, the timing of those charges will change and in the near-term period subsequent to adoption, the depreciation of the asset and the interest on the liability could result in an increase in expense.

         SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4) and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS No. 13) to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions of this statement relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Exelon, ComEd, PECO and Generation are in the process of evaluating the impact of SFAS No. 145 on their financial statements, and do not expect the impact to be material.

         SFAS No. 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


14.  CHANGE IN ACCOUNTING ESTIMATE (Exelon, ComEd and Generation)
         Effective April 1, 2001, Generation changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods of up to 20 years for certain fossil stations and by 50 years for a pumped storage station. Effective July 1, 2001, the estimated service lives were extended by 20 years for the remainder of Exelon's operating nuclear stations. These changes were based on engineering and economic feasibility studies performed by Generation considering, among other things, future capital and maintenance expenditures at these plants. As a result of the change, net income for the three months and six months ended June 30, 2002 increased $25 million ($16 million, net of income taxes) and $60 million ($36 million, net of income taxes), respectively.

         Effective April 1, 2002, ComEd changed its accounting estimate related to the allowance for uncollectible accounts. This change was based on an independently prepared evaluation of the risk profile of ComEd's customer accounts receivable. As a result of the new evaluation, the allowance for uncollectible accounts reserve was reduced by $11 million in the second quarter of 2002.


15.  SUBSEQUENT EVENTS
         On July 1, 2002, Exelon Generation notified Midwest Generation of the exercise of its call options under the existing Coal Generation Purchase Power Agreement. Exelon Generation exercised options on 1,265 MWs of capacity and did not exercise options on 2,684 MWs of capacity. In 2003, Exelon Generation will take 1,696 MWs of non-option capacity and 1,265 MWs of option capacity under the existing contract.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, unless otherwise noted)

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

         See Note 6 of the Combined Notes to Consolidated Financial Statements for further segment information.

         Generation  early adopted the  provision of Emerging  Issues Task Force
(EITF) Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3) issued by the Financial Accounting Standards Board (FASB) EITF in June 2002 that requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. For comparative purposes, energy costs related to energy trading have been reclassified in prior periods to revenue to conform with the net basis of presentation required by EITF 02-3.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Net Income and Earnings Per Share

         Net income increased $170 million, or 54%, for the three months ended June 30, 2002. Diluted earnings per common share increased $0.53 per share, or 55%. The increase in net income reflects the gain on Enterprises' sale of its 49% interest in AT&T Wireless PCS of Philadelphia, LLC (AT&T Wireless), higher earnings in Energy Delivery, primarily related to an increase in retail sales due to warmer summer weather, the discontinuation of goodwill amortization at Energy Delivery and Enterprises required by the adoption of FASB Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and certain other factors affecting net income, which are discussed in the remainder of the results of operations section.

         Exelon evaluates its performance on a business segments basis. The analysis below presents the operating results for each of its business segments for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

         Corporate provides its business segments a variety of support services including legal, human resources, financial and information technology services. These costs are allocated to the business segments. Additionally, Corporate costs reflect costs for strategic long-term planning, certain governmental affairs, and interest costs and income from various investment and financing activities.

Net Income by Business Segment

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          2002              2001         Variance          % Change
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                       $    322          $    264         $     58           21.9%
Generation                                                  84                71               13           18.3%
Enterprises                                                 83                (5)              88            n.m.
Corporate                                                   (4)              (15)              11          (73.3%)
-----------------------------------------------------------------------------------------------------
Total                                                 $    485          $    315         $    170           53.9%
-----------------------------------------------------------------------------------------------------
n.m. - not meaningful

Results of Operations - Energy Delivery Business Segment

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   2,476      $ 2,436       $   40        1.6%

OPERATING EXPENSES
     Purchased Power                                                    958          901           57        6.3%
     Fuel                                                                53           79          (26)     (32.9%)
     Operating and Maintenance                                          351          374          (23)      (6.1%)
     Depreciation and Amortization                                      242          267          (25)      (9.4%)
     Taxes Other Than Income                                            136          110           26       23.6%
------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,740        1,731            9        0.1%
------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        736          705           31        4.4%
------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (218)        (260)          42      (16.1%)
     Distributions on Preferred Securities of Subsidiaries              (11)         (12)           1       (8.3%)
     Other, net                                                          15           24           (9)     (37.5%)
------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (214)        (248)          34      (13.7%)
------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              522          457           65       14.2%

INCOME TAXES                                                            200          193            7        3.6%
------------------------------------------------------------------------------------------------------
NET INCOME                                                        $     322      $   264       $   58       22.0%
------------------------------------------------------------------------------------------------------

         Energy Delivery's gross margin (revenue net of purchased power and fuel) increased $9 million, $25 million of which was attributable to warmer summer weather in the second quarter of 2002 as compared to the second quarter of 2001 in the ComEd service territory, which increased retail electric volume. The retail increase was offset by lower wholesale sales volume.

         Lower operating and maintenance expense reflects a reduction in bad debt expense due to a change in estimate and lower system repair and storm restoration costs, partially offset by costs associated with the deployment of automated meter reading technology and increased corporate allocations.

         Energy Delivery's depreciation and amortization expense decreased by $25 million reflecting $33 million for the discontinuation of goodwill amortization due to the adoption of SFAS No. 142 as of January 1, 2002, partially offset by $9 million of higher regulatory asset amortization.

         As required by the Illinois Restructuring Act, ComEd made a notification filing with the Illinois Commerce Commission (ICC) to reflect lower depreciation rates effective July 1, 2002. No ICC approval is required for the new rates to take effect. The anticipated annual reduction in depreciation expense is estimated to be approximately $100 million.

         Lower interest expense reflects a reduction in debt outstanding and lower interest rates due to debt refinancing. The reduction in other, net, primarily reflects lower intercompany interest income reflecting lower interest rates.

         Energy Delivery's effective income tax rate was 38.3% for the three months ended June 30, 2002, compared to 42.2% for the three months ended June 30, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, which was not deductible for income tax purposes, and a reduction in state income taxes.

Energy Delivery Operating Statistics and Revenue Detail

         Energy Delivery's electric sales statistics and revenue detail are as follows:

                                                              For the three months ended June 30,
                                                              -----------------------------------
Retail Deliveries - (in gigawatthours (GWh))                                2002             2001          % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                7,977            6,905          15.5%
Small Commercial & Industrial                                              7,481            7,115           5.1%
Large Commercial & Industrial                                              6,049            5,920           2.2%
Public Authorities & Electric Railroads                                    1,885            2,072          (9.0%)
-----------------------------------------------------------------------------------------------------
                                                                          23,392           22,012           6.3%
-----------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
Alternative Energy Suppliers
---------------------------
Residential                                                                  557              848         (34.3%)
Small Commercial & Industrial                                              1,179            1,169           0.9%
Large Commercial & Industrial                                              1,635            1,983         (17.5%)
Public Authorities & Electric Railroads                                      181               95          90.5%
-----------------------------------------------------------------------------------------------------
                                                                           3,552            4,095         (13.3%)
-----------------------------------------------------------------------------------------------------
PPO (ComEd Only)
---------------------------
Small Commercial & Industrial                                                839              798           5.1%
Large Commercial & Industrial                                              1,392            1,518          (8.3%)
Public Authorities & Electric Railroads                                      274              326         (16.0%)
-----------------------------------------------------------------------------------------------------
                                                                           2,505            2,642          (5.2%)
-----------------------------------------------------------------------------------------------------
Total Unbundled Deliveries                                                 6,057            6,737         (10.1%)
-----------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   29,449           28,749           2.4%
-----------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO's tariffed rates also include a Competitive Transition Charge (CTC).
(2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier or ComEd's Power Purchase Option (PPO).

                                                     For the three months ended June 30,
                                                     -----------------------------------
Electric Revenue                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $     801     $    724     $     77      10.6%
Small Commercial & Industrial                                           669          624           45       7.2%
Large Commercial & Industrial                                           404          367           37      10.1%
Public Authorities & Electric Railroads                                 121          126           (5)     (4.0%)
-------------------------------------------------------------------------------------------------------
                                                                      1,995        1,841          154       8.4%
-------------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
Alternative Energy Suppliers
---------------------------
Residential                                                              42           67          (25)    (37.3%)
Small Commercial & Industrial                                            30           41          (11)    (26.8%)
Large Commercial & Industrial                                            33           40           (7)    (17.5%)
Public Authorities & Electric Railroads                                   5            1            4       n.m.
-------------------------------------------------------------------------------------------------------
                                                                        110          149          (39)    (26.2%)
-------------------------------------------------------------------------------------------------------
PPO (ComEd Only)
---------------------------
Small Commercial & Industrial                                            55           53            2       3.8%
Large Commercial & Industrial                                            76           86          (10)    (11.6%)
Public Authorities & Electric Railroads                                  17           19           (2)    (10.5%)
-------------------------------------------------------------------------------------------------------
                                                                        148          158          (10)     (6.3%)
-------------------------------------------------------------------------------------------------------
    Total Unbundled Revenues                                            258          307          (49)    (16.0%)
-------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        2,253        2,148          105       4.9%
-------------------------------------------------------------------------------------------------------
    Wholesale and Miscellaneous Revenue (3)                             139          176          (37)    (21.0%)
-------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   2,392     $  2,324     $     68       2.9%
-------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO's tariffed rates also include a CTC charge.
(2)  Unbundled   service  reflects   customers   electing  to  receive  electric
     generation service from an alternative energy supplier or ComEd's PPO. Revenue from customers choosing an alternative energy supplier includes a distribution charge and a CTC. Revenues from customers choosing ComEd's PPO includes an energy charge at market rates, transmission, and distribution charges and a CTC. Transmission charges received from alternative energy suppliers are included in wholesale and miscellaneous revenue.
(3) Wholesale and miscellaneous revenues include sales to alternative energy suppliers, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the three months ended June 30, 2002, as compared to the same period in 2001 are attributable to the following:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Rate Changes                                                                                              $     (14)
Customer Choice                                                                                                  46
Weather                                                                                                          41
Other Effects                                                                                                    32
---------------------------------------------------------------------------------------------------------------------
Electric Retail Revenue                                                                                   $     105
---------------------------------------------------------------------------------------------------------------------

o Rate Changes. The decrease in revenues attributable to rate changes reflects the 5% ComEd residential rate reduction, effective October 1, 2001, required by the Illinois restructuring legislation partially offset by $13 million due to an increase in PECO's gross receipts tax rate. The increase in PECO's gross receipts tax rate will increase PECO's annual revenue and tax obligation by approximately $50 million in 2002.
o Customer Choice. All ComEd and PECO customers have the choice to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but affects revenue collected from customers related to energy supplied by Energy Delivery. On May 1, 2002, all ComEd residential customers were eligible to choose their supplier of electricity, however; as of June 30, 2002, no alternative electric supplier has sought approval from the ICC and no electric utilities have chosen to enter the ComEd residential market for the supply of electricity.
              The favorable customer choice effect is attributable to increased revenues of $85 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier, partially offset by a decrease in revenues of $39 million from customers in Illinois electing to purchase energy from an Alternative Retail Electric Supplier
     (ARES) or the PPO, under which customers can purchase power from ComEd at a market-based rate. ComEd and PECO continue to collect delivery charges from these customers.
o Weather. The demand for electricity and gas services is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions", because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand.
              The weather impact was favorable compared to the prior year as a result of warmer summer weather in the ComEd service territory during the second quarter of 2002 as compared to the same period in 2001.
o Other Effects. Other items increasing revenues were primarily related to a $39 million favorable volume variance other than weather, due to the impact of a strong housing construction market in Chicago partially offset by the impact of a slower economy on large commercial and industrial customers.

         The reduction in wholesale revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 reflects a $10 million decrease due to the expiration of wholesale contracts that were offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois and a 2001 $15 million reversal of reserve for revenue refunds related to certain of ComEd's municipal customers as a result of a favorable FERC ruling.

         On July 19, 2002, ComEd filed a request with the ICC to revise the Provider of Last Resort (POLR) obligation in Illinois. ComEd is seeking permission from the ICC to limit the availability by June 2006 of Rate 6L for 370 of ComEd's largest energy customers with demands of at least three MWs, totaling approximately 2,500 MWs. Rate 6L is a bundled fixed rate offered to large customers including heavy industrial plants, large office buildings, government facilities and a variety of other businesses. The ICC has 120 days to act on the filing or it will be deemed approved.

         Energy Delivery's gas sales statistics and revenue detail are as follows:

                                                               For the three months ended June 30,
                                                               -------------------------------------
                                                                                   2002         2001       Variance
--------------------------------------------------------------------------------------------------------------------
Deliveries in million cubic feet (mmcf)                                          14,286       13,781            505
Revenue                                                                             $84        $ 112         $ (28)
--------------------------------------------------------------------------------------------------------------------


         The changes in gas revenue for the quarter ended June 30, 2002, as compared to the same 2001 period, are as follows:

(in millions)                                                                                              Variance
---------------------------------------------------------------------------------------------------------------------
Rate Changes                                                                                              $     (28)
Weather                                                                                                          --
Volume                                                                                                           (1)
Other                                                                                                             1
---------------------------------------------------------------------------------------------------------------------
Gas Revenue                                                                                               $     (28)
---------------------------------------------------------------------------------------------------------------------

o Rate Changes. The unfavorable variance in rates is attributable to an adjustment of the purchased gas cost recovery by the Pennsylvania Public Utilities Commission (PUC) effective in December 2001. The average rate per million cubic feet for all customers for the quarter ended June 30, 2002 was 28% lower than the same 2001 period. PECO's gas rates are subject to periodic adjustments by the PUC designed to recover or refund the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.
o Weather. The weather impact was neutral during the quarter ended June 30, 2002 as compared to the same 2001 period. Heating degree-days were consistent in the quarter ended June 30, 2002 compared to the same 2001 period.
o Volume. Exclusive of weather impacts, delivery volume was consistent for the quarter ended June 30, 2002 compared to the same 2001 period.

Results of Operations - Generation Business Segment

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,559       $1,583       $  (24)      (1.5%)

OPERATING EXPENSES
     Purchased Power                                                    705          721          (16)      (2.2%)
     Fuel                                                               224          230           (6)      (2.6%)
     Operating and Maintenance                                          411          405            6        1.5%
     Depreciation and Amortization                                       65           75          (10)     (13.3%)
     Taxes Other Than Income                                             41           39            2        5.1%
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,446        1,470          (24)      (1.6%)
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        113          113           --         --
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (11)         (26)          15      (57.6%)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net        9           13           (4)     (30.8%)
     Other, net                                                          24           14           10       71.4%
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                               22            1           21        n.m.
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              135          114           21       18.4%

INCOME TAXES                                                             51           43            8       18.6%
-------------------------------------------------------------------------------------------------------
NET INCOME                                                        $      84       $   71           13       18.3%
-------------------------------------------------------------------------------------------------------

         Net income for the three months ended June 30, 2002 was positively impacted by increased revenue from retail affiliates, increased revenue from the acquisition of two generating plants in April 2002 and reduced depreciation and interest expense, partially offset by depressed wholesale market prices for energy. Operating revenues, net of fuel and purchased power, decreased by $2 million. Lower wholesale market prices for energy reduced margins by $46 million, which were partially offset by increased revenue from affiliates of $43 million, revenue from the two generating plants acquired in April 2002, and lower fuel costs. Operating and maintenance expense increased by $6 million due to additional employee benefit costs of $9 million and operating costs for two generating plants acquired in April 2002 of $3 million. These additional expenses were partially offset by $7 million less in nuclear outage costs and other operating cost reductions including savings from Exelon's Cost Management Initiative. The decline in depreciation expense reflects extension of the estimated service lives of certain generating stations in the third quarter of 2001, partially offset by additional depreciation expense on plant placed in service after June 30, 2001, including the acquisition of two generating plants in April 2002. Lower interest expense is due to capitalized interest and a lower interest rate on the spent nuclear fuel obligation. Additionally, revenue for the three months ended June 30, 2002 includes a net trading portfolio loss of $16 million compared to a net $6 million loss for the three months ended June 30, 2001.

Generation Operating Statistics:

         For the three months ended June 30, 2002 and 2001, Generation's sales and the supply of these sales exclusive of the trading portfolio were as follows:

                                                                                        Three Months Ended June 30,
                                                                                        ----------------------------
Sales (in GWhs)                                                                              2002              2001
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                            28,294            28,105
Exelon Energy                                                                               1,355             1,415
Market Sales                                                                               20,589            18,548
---------------------------------------------------------------------------------------------------------------------
Total Sales                                                                                50,238            48,068
---------------------------------------------------------------------------------------------------------------------

                                                                                        Three Months Ended June 30,
                                                                                        ----------------------------
Supply of Sales (in GWhs)                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------
Nuclear Generation                                                                         28,353            28,443
Purchases - non-trading portfolio                                                          18,220            16,392
Fossil and Hydro Generation                                                                 3,665             3,233
---------------------------------------------------------------------------------------------------------------------
Total Supply                                                                               50,238            48,068
---------------------------------------------------------------------------------------------------------------------

         Trading volume was 8,566 GWhs and 454 GWhs for the three months ended June 30, 2002 and 2001, respectively.

         Generation's average margin data for the three months ended June 30, 2002 and 2001 were as follows:

                                                                                        Three Months Ended June 30,
                                                                                        ----------------------------
($/MWh)                                                                                      2002              2001
---------------------------------------------------------------------------------------------------------------------
Average Realized Revenue
     Energy Delivery                                                                 $     31.45     $       30.09
     Exelon Energy                                                                         44.73             40.11
     Market Sales                                                                          30.69             37.69
     Total Sales - excluding the trading portfolio                                         31.50             33.32

Average Supply Cost - excluding the trading portfolio                                $     18.79     $       20.05

Average Margin - excluding the trading portfolio                                     $     12.71     $       13.27
---------------------------------------------------------------------------------------------------------------------

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 92.1% for the three months ended June 30, 2002 compared to 93.6% the same period in 2001. The lower capacity factor is primarily due to 72 planned outage days in the three months ended June 30, 2002 versus 31 days in the same period in 2001, including AmerGen. Generation's nuclear units' production costs including AmerGen for the three months ended June 30, 2002 were $12.54 per MWh compared to $13.02 per MWh for the same period in 2001. The reduced unit production costs reflect additional generation due to power uprates, which more than offset the lower capacity factor, and lower production costs due to headcount reductions and Exelon's Cost Management Initiative in the three months ended June 30, 2002 as compared to the same period in 2001. Generation's average purchased power costs for wholesale operations were $39.96 per MWh for the three months ended June 30, 2002, compared to $45.27 per MWh for the same period in 2001. The decrease in purchased power costs was primarily due to depressed wholesale power market prices.

Results of Operations - Enterprises Business Segment

                                                              Three Months Ended June 30,
                                                              ----------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                   $  476       $  546       $  (70)     (12.8%)

OPERATING EXPENSES
     Purchased Power                                                     56           61           (5)      (8.2%)
     Fuel                                                                82          100          (18)     (18.0%)
     Operating and Maintenance                                          334          382          (48)     (12.5%)
     Depreciation and Amortization                                       17           16            1        6.2%
     Taxes Other Than Income                                              2            3           (1)     (33.3%)
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        491          562          (71)     (12.6%)
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        (15)         (16)           1       (6.2%)
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                    (3)          (9)           6      (66.6%)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net        2           (6)           8     (133.3%)
     Other, net                                                         158           21          137        n.m.
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              157            6          151        n.m.
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              142          (10)         152        n.m.

INCOME TAXES                                                             59           (5)          64        n.m.
-------------------------------------------------------------------------------------------------------

NET INCOME                                                           $   83       $   (5)      $   88        n.m.
-------------------------------------------------------------------------------------------------------

         Enterprises' net income increased $88 million for the three months ended June 30, 2002 compared to the same period in 2001. The increase in net income is primarily attributable to the sale of Enterprises' 49% interest in AT&T Wireless PCS of Philadelphia, LLC (AT&T Wireless) to a subsidiary of AT&T Wireless Services for $285 million in cash that resulted in an after-tax gain of $116 million and higher equity in earnings of unconsolidated affiliates of $8 million primarily as a result of the discontinuance of losses on AT&T Wireless. These increases were partially offset by $36 million of investment write-downs and $4 million of net asset write-downs.

         Operating revenues decreased $70 million, or 13%, for the three months ended June 30, 2002, compared to the same period in 2001. The decrease in operating revenues was attributable to lower gas sales of $12 million primarily resulting from lower gas prices, reduced retail energy sales of $20 million from Exelon Energy, Inc. (Exelon Energy) due to exiting the retail energy business in the Pennsylvania, New Jersey and Maryland area (PJM market), lower revenues of $43 million from Exelon Services, Inc. (Exelon Services) from reduced volume of construction project revenues and lower revenues of $19 million from InfraSource, Inc. (InfraSource) from the continued decline in the telecommunications industry and reduced volume of construction services in that industry. These decreases were partially offset by higher electric revenues of $22 million primarily resulting from higher electric prices in Illinois for Exelon Energy.

         Enterprises' operating and other expenses, net decreased $222 million for the three months ended June 30, 2002 compared to the same period in 2001.
The decrease is primarily attributable to a pre-tax gain of $198 million recorded on the AT&T Wireless sale, lower gas costs of $18 million primarily resulting from lower gas prices, lower power costs of $20 million resulting from reduced operations of retail energy sales from Exelon Energy exiting the PJM market, reduced costs relating to lower construction project volume at Exelon Services of $33 million, reduced costs relating to lower volume of construction services in the telecommunications industry at InfraSource of $18 million, higher equity in earnings of unconsolidated affiliates of $8 million primarily as a result of the discontinuance of losses on AT&T Wireless as a result of the AT&T Wireless sale and lower interest expense of $6 million. These decreases were partially offset by higher electric purchased power costs in Illinois of $21 million for Exelon Energy, write-downs of communications investments of $27 million, write-downs of energy related investments of $9 million, a net write-down of other assets of $4 million in 2002 and an $18 million gain in 2001 from the sale of a communications investment.

         The effective income tax rate was 41.5% for the three months ended June 30, 2002, compared to 50.0% for the three months ended June 30, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, that was not deductible for income tax purposes and a true-up of income taxes relating to a merger between two Enterprises businesses in April 2001, partially offset by the effect of the AT&T Wireless sale.


Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

Net Income and Earnings Per Share
         Exelon's income before the cumulative effect of changes in accounting principles increased $20 million, or 3%, for the six months ended June 30, 2002. Diluted earnings per common share on the same basis increased $0.06 per share, or 3%. The increase in income before the cumulative effect of changes in accounting principles reflects higher earnings due to the sale of AT&T Wireless, warmer summer weather, and the discontinuation of goodwill amortization required by the adoption of SFAS No. 142, partially offset by a decrease in retail sales due to mild winter weather, lower wholesale energy prices, increased nuclear refueling outage costs, employee severance costs and certain other factors affecting net income, which are discussed in the remainder of the results of operations section. Net income included net pretax charges of $10 million for severance costs, primarily related to executive severance.

         Net income decreased $222 million, or 31%, for the six months ended June 30, 2002. Diluted earnings per common share decreased $0.69 per share, or 31%. Net income for the six months ended June 30, 2002 includes a $230 million charge for the cumulative effect of changes in accounting principles, reflecting goodwill impairment upon the adoption of SFAS No. 142. Net income for the six months ended June 30, 2001 includes $12 million of income for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the adoption of SFAS No. 133.

         The analysis below presents the operating results for each of Exelon's business segments for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Income Before Cumulative Effect of Changes in Accounting Principles by Business Segment

                                                       Six Months Ended June 30,
                                                     ----------------------------
                                                          2002              2001         Variance          % Change
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                       $    538          $    530         $      8           1.5%
Generation                                                 150               229              (79)        (34.4%)
Enterprises                                                 55               (30)              85           n.m.
Corporate                                                  (21)              (27)               6         (22.2%)
---------------------------------------------------------------------------------------------------
Total                                                 $    722          $    702         $     20           2.8%
---------------------------------------------------------------------------------------------------


Results of Operations - Energy Delivery Business Segment

                                                                Six Months Ended June 30,
                                                               ----------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   4,811       $4,933       $ (122)      (2.4%)

OPERATING EXPENSES
     Purchased Power                                                  1,846        1,793           53        2.9%
     Fuel                                                               188          284          (96)     (33.8%)
     Operating and Maintenance                                          724          724           --         --
     Depreciation and Amortization                                      489          535          (46)      (8.5%)
     Taxes Other Than Income                                            268          225           43       19.1%
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      3,515        3,561          (46)      (1.2%)
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                      1,296        1,372          (76)      (5.5%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (439)        (506)          67      (13.2%)
     Distributions on Preferred Securities of Subsidiaries              (23)         (23)          --         --
     Other, net                                                          30           71          (41)     (57.7%)
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (432)        (458)          26       (5.6%)
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              864          914          (50)      (5.5%)

INCOME TAXES                                                            326          384          (58)     (15.1%)
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        $     538       $  530       $    8        1.5%
--------------------------------------------------------------------------------------------------------

         Energy Delivery's gross margin (revenue net of purchased power and fuel) declined $79 million, $26 million of which was attributable primarily to warmer winter weather, partially offset by warmer summer weather in the ComEd service territory during the second quarter of 2002, which reduced retail electric and gas volumes, and a reduction in wholesale sales volumes.

         Flat operating and maintenance expense reflects increased pension and postretirement benefit costs and increased corporate allocations, including a portion of executive severance charges, and an increase in the provision for injuries and damages offset by decreased system repair and storm damage costs, a decrease in the provision for bad debt expense, and a decrease in the provision for obsolete inventory.

         Energy Delivery's depreciation and amortization expense decreased by $46 million reflecting $64 million for the discontinuation of goodwill amortization due to the adoption of SFAS No. 142 as of January 1, 2002, partially offset by $17 million of higher regulatory asset amortization.

         Lower interest expense reflects reductions in debt outstanding and lower interest rates due to debt refinancing. The reduction in other - net, primarily reflects lower intercompany interest income reflecting lower interest rates.

         Energy Delivery's effective income tax rate was 37.7% for the six months ended June 30, 2002, compared to 42.0% for the six months ended June 30, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, which was not deductible for income tax purposes, and a reduction in state income taxes.

Energy Delivery Operating Statistics and Revenue Detail

         Energy Delivery's electric sales statistics and revenue detail are as follows:

                                                                For the six months ended June 30,
                                                                ---------------------------------
Retail Deliveries - (in GWhs)                                               2002             2001        % Change
-------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                               16,441           15,670          4.9%
Small Commercial & Industrial                                             14,687           13,991          5.0%
Large Commercial & Industrial                                             11,357           11,341          0.1%
Public Authorities & Electric Railroads                                    3,879            4,275         (9.3%)
----------------------------------------------------------------------------------------------------
                                                                          46,364           45,277          2.4%
----------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
Alternative Energy Suppliers
----------------------------
Residential                                                                1,348            1,375         (2.0%)
Small Commercial & Industrial                                              2,280            2,523         (9.6%)
Large Commercial & Industrial                                              3,124            4,335        (27.9%)
Public Authorities & Electric Railroads                                      320              143        123.8%
----------------------------------------------------------------------------------------------------
                                                                           7,072            8,376        (15.6%)
----------------------------------------------------------------------------------------------------
PPO (ComEd Only)
----------------
Small Commercial & Industrial                                              1,602            1,622         (1.2%)
Large Commercial & Industrial                                              2,703            2,876         (6.0%)
Public Authorities & Electric Railroads                                      516              584        (11.6%)
----------------------------------------------------------------------------------------------------
                                                                           4,821            5,082         (5.1%)
----------------------------------------------------------------------------------------------------
Total Unbundled Deliveries                                                11,893           13,458        (11.6%)
----------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   58,257           58,735         (0.8%)
----------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO's tariffed rates also include a CTC charge.
(2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier or ComEd's PPO.

                                                       For the six months ended June 30,
                                                       ---------------------------------
Electric Revenue                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $   1,563     $  1,538     $     25       1.6%
Small Commercial & Industrial                                         1,249        1,144          105       9.2%
Large Commercial & Industrial                                           750          687           63       9.2%
Public Authorities & Electric Railroads                                 230          250          (20)     (8.0%)
-------------------------------------------------------------------------------------------------------
                                                                      3,792        3,619          173       4.8%
-------------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
Alternative Energy Suppliers
----------------------------
Residential                                                              96          103           (7)     (6.8%)
Small Commercial & Industrial                                            48           94          (46)    (48.9%)
Large Commercial & Industrial                                            45          102          (57)    (55.9%)
Public Authorities & Electric Railroads                                   7            3            4     133.3%
-------------------------------------------------------------------------------------------------------
                                                                        196          302         (106)    (35.1%)
-------------------------------------------------------------------------------------------------------
PPO (ComEd Only)
----------------
Small Commercial & Industrial                                            98           90            8       8.9%
Large Commercial & Industrial                                           140          146           (6)     (4.1%)
Public Authorities & Electric Railroads                                  29           31           (2)     (6.5%)
-------------------------------------------------------------------------------------------------------
                                                                        267          267           --        --
-------------------------------------------------------------------------------------------------------
    Total Unbundled Revenues                                            463          569         (106)    (18.6%)
-------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        4,255        4,188           67       1.6%
-------------------------------------------------------------------------------------------------------
    Wholesale and Miscellaneous Revenue (3)                             263          338          (75)    (22.2%)
-------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   4,518     $  4,526     $     (8)     (0.2%)
-------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO's tariffed rates also include a CTC charge.
(2)  Unbundled   service  reflects   customers   electing  to  receive  electric
     generation service from an alternative energy supplier or ComEd's PPO. Revenue from customers choosing an alternative energy supplier includes a distribution charge and a CTC. Revenues from customers choosing ComEd's PPO includes an energy charge at market rates, transmission, and distribution charges and a CTC. Transmission charges received from alternative energy suppliers are included in wholesale and miscellaneous revenue.
(3) Wholesale and miscellaneous revenues include sales to alternative energy suppliers, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the six months ended June 30, 2002, as compared to the same period in 2001 are attributable to the following:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Rate Changes                                                                                              $     (15)
Customer Choice                                                                                                  87
Weather                                                                                                         (31)
Other Effects                                                                                                    26
---------------------------------------------------------------------------------------------------------------------
Electric Retail Revenue                                                                                   $      67
---------------------------------------------------------------------------------------------------------------------

o Rate Changes. The decrease in revenues attributable to rate changes reflects the 5% ComEd residential rate reduction, effective October 1, 2001, required by the Illinois restructuring legislation and the timing of a $60 million PECO rate reduction effective January 1, 2001 offset by $26 million due to an increase in PECO's gross receipts tax rate and the expiration of a 6% reduction in PECO's rates during the first quarter of 2001.
o Customer Choice. The favorable customer choice effect is attributable to increased revenues of $165 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier, partially offset by a decrease in revenues of $78 million from customers in Illinois electing to purchase energy from an ARES or the PPO, under which customers can purchase power from ComEd at a market-based rate. ComEd and PECO continue to collect delivery charges from these customers.
o Weather. The weather impact was unfavorable compared to the prior year as a result of warmer winter weather in ComEd and PECO service territories partially offset by warmer summer weather in the ComEd service territory during the second quarter of 2002 as compared to the same period in 2001.
o Other Effects. Other items decreasing revenues were primarily related to a net $58 million favorable volume variance other than weather, primarily due to the impact of a strong housing construction market in Chicago, partially offset by the payment of $14 million to Generation related to nuclear decommissioning cost recovery under an agreement effective September 2001 which reduced PECO's revenue compared to the prior year, an $11 million settlement of CTCs by a large PECO customer in 2001 and the impact of a slower economy on large commercial and industrial customers.

         The reduction in wholesale revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was due primarily to a decrease in off-system sales due to the expiration of wholesale contracts that were offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois, and a 2001 reversal of reserve for revenue refunds related to certain of ComEd's municipal customers as a result of a favorable FERC ruling.

         Energy Delivery's gas sales statistics and revenue detail are as follows:

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                                   2002         2001       Variance
--------------------------------------------------------------------------------------------------------------------
Deliveries in mmcf                                                               45,643       48,011        (2,368)
Revenue                                                                           $ 293        $ 407         $(114)
--------------------------------------------------------------------------------------------------------------------

         The changes in gas revenue for the six months ended June 30, 2002, as compared to the same 2001 period, are as follows:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Rate Changes                                                                                              $     (63)
Weather                                                                                                         (30)
Volume                                                                                                          (22)
Other                                                                                                             1
---------------------------------------------------------------------------------------------------------------------
Gas Revenue                                                                                               $    (114)
---------------------------------------------------------------------------------------------------------------------

o Rate Changes. The unfavorable variance in rates is attributable to an adjustment of the purchased gas cost recovery by the PUC effective in December 2001. The average rate per million cubic feet for all customers for the quarter ended June 30, 2002 was 24% lower than the same 2001 period.
o Weather. The unfavorable weather impact is attributable to warmer winter weather during the six months ended June 30, 2002 as compared to the same 2001 period. Heating degree-days decreased 15% in the six months ended June 30, 2002 compared to the same 2001 period.
o Volume. Exclusive of weather impacts, lower delivery volume affected revenue by $22 million in the six months ended June 30, 2002 compared to the same 2001 period. Total deliveries to retail customers decreased 5% in the six months ended June 30, 2002 compared to the same 2001 period, primarily as a result of slower economic conditions in 2002 offset by increased customer growth.

Results of Operations - Generation Business Segment

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   3,020       $3,211       $ (191)      (5.9%)

OPERATING EXPENSES
     Purchased Power                                                  1,323        1,320            3        --
     Fuel                                                               433          449          (16)      (3.5%)
     Operating and Maintenance                                          844          809           35        4.3%
     Depreciation and Amortization                                      128          167          (39)     (23.3%)
     Taxes Other Than Income                                             90           85            5        5.8%
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      2,818        2,830          (12)       --
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        202          381         (179)     (46.9%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (28)         (59)          31      (52.5%)
     Equity in Earnings of Unconsolidated Affiliates, net                32           39           (7)     (17.9%)
     Other, net                                                          40           18           22      122.2%
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                               44           (2)          46        n.m.
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                           246          379         (133)     (35.0%)

INCOME TAXES                                                             96          150          (54)     (36.0%)
--------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                150          229          (79)     (34.4%)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES                                                            13           12            1        8.3%
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        $     163       $  241          (78)     (32.3%)
--------------------------------------------------------------------------------------------------------

         Net income for the six months ended June 30, 2002 was adversely impacted by a lower margin on wholesale energy sales due to depressed market prices for energy, a reduced supply of low-cost nuclear generation, and increased operating and maintenance expense partially offset by an increase in revenue from affiliates and lower depreciation and interest expense. Operating revenues, net of fuel and purchased power, decreased by $178 million. Lower wholesale market prices for energy reduced margins by $184 million, which was partially offset by increased revenues from affiliates of $26 million and lower fuel costs. The amount of low-cost nuclear generation available for sale was reduced due to an increased number of nuclear generating station refueling outages in the six months ended June 30, 2002, as compared to the same period in 2001. Operating and maintenance expense increased by $35 million, primarily due to $55 million of costs incurred for the additional refueling outages and the acquisition of two generating plants in April 2002. These additional expenses were partially offset by other operating cost reductions, including $10 million related to headcount reductions, a $10 million reduction in Generation's severance accrual and $4 million in savings related to Exelon's Cost Management Initiative. The decline in depreciation expense reflects extension of the estimated service lives of generating stations in the third quarter of 2001, partially offset by additional depreciation expense on plant placed in service after June 30, 2001, including the acquisition of two generating plants in April 2002. Lower interest expense is due to capitalized interest and a lower interest rate on the spent nuclear fuel obligation. Additionally, trading activities were initiated in April 2001. Revenue for the six months ended June 30, 2002 includes a net trading portfolio loss of $16 million compared to a net $6 million loss in the six months ended June 30, 2001.

Generation Operating Statistics:

         For the six months ended June 30, 2002 and 2001, Generation's sales and the supply of these sales, excluding the trading portfolio, were as follows:

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
Sales (in GWhs)                                                                              2002              2001
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                            56,044            57,309
Exelon Energy                                                                               2,605             3,006
Market Sales (1)                                                                           39,913            36,007
---------------------------------------------------------------------------------------------------------------------
Total Sales                                                                                98,562            96,322
---------------------------------------------------------------------------------------------------------------------

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
Supply of Sales (in GWhs)                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------
Nuclear Generation                                                                         55,886            58,410
Purchases - non-trading portfolio                                                          36,314            31,954
Fossil and Hydro Generation                                                                 6,362             5,958
---------------------------------------------------------------------------------------------------------------------
Total Supply                                                                               98,562            96,322
---------------------------------------------------------------------------------------------------------------------

         Trading volume was 22,805 GWhs and 454 GWhs for the six months ended June 30, 2002 and 2001, respectively.
         Generation's average margin data for the six months ended June 30, 2002 and 2001 were as follows:

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
($/MWh)                                                                                      2002              2001
---------------------------------------------------------------------------------------------------------------------
Average Realized Revenue
     Energy Delivery                                                                 $     30.73     $       29.58
     Exelon Energy                                                                         45.08             39.30
     Market Sales                                                                          29.44             38.66
     Total Sales - excluding the trading portfolio                                         30.58             33.27

Average Supply Cost - excluding the trading portfolio                                $     17.78     $       18.75

Average Margin - excluding the trading portfolio                                     $     12.80     $       14.52
---------------------------------------------------------------------------------------------------------------------

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 91.2% for the six months ended June 30, 2002 compared to 96.2% the same period in 2001. Generation's nuclear units' production costs, including AmerGen, for the six months ended June 30, 2002 were $13.38 per MWh compared to $12.34 per MWh for the same period in 2001. The lower capacity factor and increased unit production costs are primarily due to 153 days of planned outage time in the six months ended June 30, 2002 versus 31 days in the same period in 2001. Generation's average purchased power costs for wholesale operations were $36.76 per MWh for the six months ended June 30, 2002, compared to $41.81 per MWh for the same period in 2001. The decrease in purchased power costs was primarily due to depressed wholesale power market prices.

Results of Operations - Enterprises Business Segment

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                   $  966       $1,213       $ (247)     (20.4%)

OPERATING EXPENSES
     Purchased Power                                                    108          157          (49)     (31.2%)
     Fuel                                                               234          365         (131)     (35.9%)
     Operating and Maintenance                                          634          705          (71)     (10.1%)
     Depreciation and Amortization                                       35           31            4       12.9%
     Taxes Other Than Income                                              5            7           (2)     (28.6%)
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,016        1,265         (249)     (19.7%)
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        (50)         (52)           2       (3.9%)
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                    (8)         (22)          14      (63.6%)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net       (5)         (14)           9      (64.3%)
     Other, net                                                         158           38          120        n.m.
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              145            2          143        n.m.
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              95          (50)         145        n.m

INCOME TAXES                                                             40          (20)          60        n.m
-------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                  55          (30)          85        n.m

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                           (243)          --         (243)       n.m.
-------------------------------------------------------------------------------------------------------

NET INCOME                                                           $ (188)      $  (30)      $ (158)       n.m.
-------------------------------------------------------------------------------------------------------

         Enterprises' net income increased $85 million for the six months ended June 30, 2002 compared to the same period in 2001, excluding the cumulative effect of a change in accounting principle. The increase in net income is primarily attributable to the AT&T Wireless sale that resulted in an after-tax gain of $116 million and higher equity in earnings of unconsolidated affiliates of $9 million primarily as a result of the discontinuation of losses on AT&T Wireless as a result of the AT&T Wireless sale. These increases were partially offset by $40 million of investment write-downs and $4 million of net asset write-downs. Enterprises' net loss increased $158 million after reflecting the cumulative effect of a change in accounting principle resulting from the adoption of SFAS No. 142, which no longer allows amortization of goodwill but requires testing goodwill for impairment on an annual basis. The impairment booked during the first quarter, as a result of transitional impairment testing, was $243 million net of income taxes and minority interest.

         Operating revenues decreased $247 million for the six months ended June 30, 2002, compared to the same period in 2001. The decrease in operating revenues is attributable to lower gas sales of $116 million primarily resulting from lower gas prices, reduced retail energy sales of

$91 million from Exelon Energy exiting the PJM market, lower revenues of $56 million from Exelon Services from reduced volume of construction projects and lower revenues of $29 million from InfraSource from the continued decline in the telecommunications industry and reduced volume of construction services in that industry. These decreases were partially offset by higher electric revenues of $45 million primarily resulting from higher electric prices in Illinois for Exelon Energy.

         Enterprises' operating and other expenses, net decreased $392 million for the six months ended June 30, 2002 compared to the same period in 2001. The decrease is primarily attributable to a pre-tax gain of $198 million recorded on the AT&T Wireless sale, lower gas costs of $107 million primarily resulting from lower gas prices, lower purchased power costs of $114 million resulting from reduced operations of retail energy sales from Exelon Energy exiting the PJM market, reduced costs relating to lower construction project volume at Exelon Services of $45 million, reduced costs relating to lower volume of construction services in the telecommunications industry at InfraSource of $23 million, lower interest expense of $14 million, and higher equity in earnings of unconsolidated affiliates of $9 million primarily as a result of the discontinuance of losses on AT&T Wireless as a result of the AT&T Wireless sale. These decreases were partially offset by higher electric purchased power costs in Illinois of $42 million for Exelon Energy, write-downs of communications investments of $29 million, write-downs of energy related investments of $11 million, a net write-down of other assets of $4 million in 2002 and a $28 million gain in 2001 from the sales of communications investments.

         The effective income tax rate was 42.1% for the six months ended June 30, 2002, compared to 40.0% for the six months ended June 30, 2001. The increase in the effective tax rate was primarily attributable to the AT&T Wireless sale offset by the discontinuation of goodwill amortization as of January 1, 2002, that was not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

         Exelon's businesses are capital intensive and require considerable capital resources. Exelon's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financings including the issuance of commercial paper. Exelon's access to external financing at reasonable terms is dependent on the credit ratings of Exelon and its subsidiaries and the general business condition of Exelon and the utility industry. Capital resources are used primarily to fund Exelon's capital requirements, including construction, investments in new and existing ventures, repayments of maturing debt and preferred securities of subsidiaries and payment of common stock dividends. Any potential future acquisitions could require external financing, including the issuance by Exelon of common stock.

Cash Flows from Operating Activities
         Cash flows provided by operations for the six months ended June 30, 2002 were $1.6 billion compared to $2.0 billion in the six months ended June 30, 2001. Approximately 70% of 2002 cash flows provided by operations for the six months ended June 30, 2002 were provided by Energy Delivery and approximately 30% was provided by Generation. Enterprises' cash flows from operations were immaterial to Exelon for the six months ended June 30, 2002. Energy Delivery's cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter. Energy Delivery's future cash flows will depend upon the ability to achieve cost savings in operations, and the impact of the economy, weather and customer choice on its revenues. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Energy Delivery and Enterprises. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs. Although the amounts may vary from period to period as a result of the uncertainties inherent in business, Exelon expects that Energy Delivery and Generation will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities
         Cash flows used in investing activities for the six months ended June 30, 2002 were $1.3 billion, compared to $998 million for the six months ended June 30, 2001. The increase was primarily attributable to the $443 million acquisition of two generating plants from TXU Corp. (TXU) and increased capital expenditures partially offset by $285 million of proceeds from the AT&T Wireless sale. Capital expenditures other than the TXU acquisition, by business segment for the six months ended June 30, 2002 and 2001 are as follows:

                                                                                         Six Months Ended June 30,
                                                                                         --------------------------
                                                                                             2002              2001
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                         $     495         $     581
Generation                                                                                    475               301
Enterprises                                                                                    28                37
Corporate and Other                                                                            30                18
---------------------------------------------------------------------------------------------------------------------
Total Capital Expenditures                                                              $   1,028         $     937
---------------------------------------------------------------------------------------------------------------------

         Energy Delivery's capital expenditures for 2002 reflect the continuation of efforts to further improve the reliability of its distribution system in the Chicago region. Energy Delivery's investing activities were funded primarily through operating activities.

         Generation's capital expenditures for 2002 are for additions to and upgrades of existing facilities (including nuclear refueling outages), nuclear fuel, and increases in capacity at existing plants. Generation's investing activities were funded from operating activities, borrowings from Exelon and the use of available cash.

         Generation closed the purchase of the two natural-gas and oil-fired generating plants from TXU on April 25, 2002. The $443 million purchase was funded with available cash and Exelon commercial paper. Exelon expects to repay the commercial paper utilizing Generation's internal cash flows.

         Capital expenditures have increased for the six months ended June 30, 2002 as compared to 2001 due to higher nuclear fuel expenditures, growth and an increase in the number of planned refueling outages, during which significant work is performed for additions to or upgrades of existing facilities.

         In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate of one-month LIBOR plus 2.25%. As of June 30, 2002, AmerGen had borrowed $75 million under this agreement. In July 2002, the loan agreement and the loan were increased to $100 million and the maturity date was extended to July 1, 2003.

         Enterprises' capital expenditures for 2002 are primarily for additions to or upgrades of existing facilities. On April 1, 2002, Exelon Enterprises closed on the sale of its 49% interest in AT&T Wireless for $285 million in cash. Proceeds from the transaction will be used for Exelon's general corporate purposes.

Cash Flows from Financing Activities
         Cash flows used in financing activities were $142 million in the second quarter 2002, primarily attributable to debt service and payments of dividends on common stock of $280 million. Debt financing activities during the six months ended June 30, 2002 were as follows:

o ComEd issued $600 million in First Mortgage Bonds, issued $100 million of Illinois Development Finance Authority floating-rate Pollution Control Revenue Refunding Bonds, redeemed $100 million of 7.25% Illinois Development Finance Authority Pollution Control Revenue Refunding Bonds, redeemed $200 million in First Mortgage Bonds with available cash and retired $170 million of transitional trust notes,
o PECO borrowed an additional $74 million of commercial paper and made principal payments of $207 million on long-term debt with available cash.

Credit Issues
         Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by Exelon, ComEd and PECO. Exelon, along with ComEd, PECO and Generation, entered into a $1.5 billion unsecured revolving credit facility with a group of banks. This credit facility is used principally to support the commercial paper programs of Exelon, ComEd and PECO.

         At June 30, 2002, Exelon's capital structure consisted of 60% of long-term debt, 35% common stock, 2% notes payable and 3% preferred securities of subsidiaries. Total debt included $6.6 billion of securitization debt constituting obligations of certain consolidated special purpose entities, representing 28% of capitalization.

         At June 30, 2002, Exelon had outstanding $470 million of notes payable consisting principally of commercial paper. For the six months ended June 30, 2002, the average interest rate on notes payable was approximately 1.96%. Certain of the credit agreements to which Exelon, ComEd, PECO and Generation are a party require each of them to maintain a debt to total capitalization ratio of 65% or less (excluding securitization debt and for PECO, excluding the receivable from parent recorded in PECO's shareholders' equity). At June 30, 2002, the debt to total capitalization ratios on that basis for Exelon, ComEd, PECO and Generation were 48%, 46%, 38% and 32%, respectively.

         Exelon and its subsidiaries' access to the capital markets, including the commercial paper market, and their financing costs in those markets are dependent on their respective securities ratings. None of Exelon's or its subsidiaries' borrowings is subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under Exelon's bank credit facility. Exelon and its subsidiaries from time to time enter into interest rate swap and other derivatives that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         Under the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. However, an SEC order granted permission to Exelon and ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided that Exelon agreed not to pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization. At June 30, 2002, Exelon had retained earnings of $1.4 billion, which includes ComEd retained earnings of $382 million, PECO retained earnings of $277 million and Generation retained earnings of $686 million.

Contractual Obligations and Commercial Commitments
         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon's contractual obligations and commercial commitments as of June 30, 2002 were materially unchanged, other than in the normal course of business, from the amounts set forth in the December 31, 2001 Form 10-K except for the following:
o ComEd issued $600 million of First Mortgage Bonds due March 15, 2012, issued $100 million of Illinois Development Finance Authority floating-rate Pollution Control Revenue Refunding Bonds, series 2002, redeemed $100 million of 7.25% Illinois Development Finance Authority Pollution Control Revenue Refunding Bonds, series 1991, redeemed $200 million of First Mortgage Bonds due February 1, 2022, and retired $170 million of transitional trust notes.
o Guarantees increased $300 million primarily related to an increase in the amount of surety bonds required by Enterprises' insurance policies.
o Insured long-term debt increased $100 million related to ComEd's issuance of $100 million in variable rate debt that has been credit enhanced through the purchase of insurance coverage.
o On April 25, 2002 Generation closed the purchase of two generating plants from TXU. The $443 million purchase was funded primarily with commercial paper issued by Exelon.
o On June 26, 2002 Generation agreed to purchase Sithe New England Holdings, LLC (Sithe New England) for $543 million, plus the assumption of non-recourse debt estimated to be approximately $1.2 billion at the date of purchase. The purchase is estimated to close in November 2002, subject to regulatory approval. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information about the Sithe New England acquisition.
o Purchase obligations increased by $1.2 billion, primarily due to an increase of $2.0 billion in power only purchases partially offset by a $0.8 billion decrease in net capacity purchase commitments. The increase in power only purchases is primarily due to Generation's agreement to purchase all the energy from Unit No. 1 at Three Mile Island after December 31, 2001 through December 31, 2014. This decrease in net capacity purchase commitments is due primarily to the decision not to exercise the option to purchase 2,684 MWs of capacity from Midwest Generation in 2002 and 2003 as well as the increase in capacity sales under the TXU tolling agreement.

Off Balance Sheet Obligations
         Generation owns 49.9% of the outstanding common stock of Sithe and has an option, beginning on December 18, 2002, to purchase the remaining common stock outstanding (Remaining Interest) in Sithe. The purchase option expires on December 18, 2005. In addition, the Sithe stockholders who own in the aggregate the Remaining Interest have the right to require Generation to purchase the Remaining Interest (Put Rights) during the same period in which Generation can exercise its purchase option. At the end of this exercise period, if Generation has not exercised its purchase option and the other Sithe stockholders have not exercised their Put Rights, Generation will have an additional one-time option to purchase shares from the other stockholders in Sithe to bring Generation's ownership in Sithe from the current 49.9% to 50.1% of Sithe's total outstanding common stock.

         If Generation exercises its option to acquire the Remaining Interest, or if all the other Sithe stockholders exercise their Put Rights, the purchase price for 70% of the Remaining Interest will be set at fair market value subject to a floor of $430 million and a ceiling of $650 million. The balance of the Remaining Interest will be valued at fair market value subject to a floor of $141 million and a ceiling of $330 million. In either instance, the floor and ceiling will accrue interest from the beginning of the exercise period.

         If Generation increases its ownership in Sithe to 50.1% or more, Sithe will become a consolidated subsidiary and Exelon's financial results will include Sithe's financial results from the date of purchase. At June 30, 2002, Sithe had total assets of $4.1 billion and total debt of $2.1 billion, including $1.6 billion of non-recourse project debt of which $1.0 billion is associated with Sithe New England, $0.4 billion of subordinated debt, $49 million of short-term debt, $33 million of capital leases, and excluding $411 million of non-recourse project debt associated with Sithe's equity investments. For the six months ended June 30, 2002, Sithe had revenues of $0.6 billion. As of June 30, 2002, Generation had a $725 million equity investment in Sithe. On June 26, 2002, Generation agreed to purchase Sithe New England for $543 million plus the assumption of approximately $1.2 billion of non-recourse project debt, which is expected to be outstanding at the time of the closing of the purchase. Generation expects to close the purchase of Sithe New England in November 2002, subject to regulatory approval.

         Additionally, the debt on the books of Exelon's unconsolidated equity investments and joint ventures is not reflected on Exelon's Consolidated Balance Sheets. Total investee debt, at June 30, 2002, including the debt of Sithe described in the preceding paragraph, is currently estimated to be $2.3 billion ($1.2 billion based on Exelon's ownership interest of the investments).

         Generation and British Energy plc (British Energy), Generation's joint venture partner in AmerGen, have each agreed to provide up to $100 million to AmerGen at any time for operating expenses.

Other Factors
         Exelon's costs of providing pension and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and the rate of increase in health care costs. The market value of plan assets has been affected by sharp declines in the equity market since the third quarter of 2000. As a result, at December 31, 2002, Exelon could be required to recognize an additional minimum liability as prescribed by FASB SFAS No. 87 "Employers' Accounting for Pensions" and FASB SFAS No. 132 "Employers' Disclosures about Pensions and Postretirement Benefits." The liability would be recorded as a reduction to common equity, and the equity would be restored to the balance sheet in future periods when the fair value of plan assets exceeds the accumulated benefit obligations. The amount of reduction to common equity recorded, if any, will depend upon the asset returns experienced in 2002, but could be material. The recording of this reduction would not affect net income or cash flow in 2002; however, pension cost and cash funding requirements could increase in future years without a substantial recovery in the equity markets.

         Generation is a counterparty to Dynegy Inc. (Dynegy) in various energy transactions. In early July 2002, the credit ratings of Dynegy were downgraded by two credit rating agencies to below investment grade. As of July 29, 2002, Generation had a net receivable from Dynegy of less than $5 million, and consistent with the terms of the existing credit arrangement, has requested collateral in support of this receivable. Generation also has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station, a 1,040 MW gas-fired qualified facility that has an energy only long-term tolling arrangement with Dynegy, with a related financial swap arrangement. As of June 30, 2002, Sithe had recognized an asset on its balance sheet related to the fair value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to write-off the fair value asset, which Generation estimates would result in an approximate $15 million reduction in its equity earnings from Sithe, based on Generation's current 49.9% investment ownership in Sithe. Additionally, the future economic value of Sithe's investment in the Independence Station and AmerGen's purchased power arrangement with Illinois Power, a subsidiary of Dynegy, could be impacted by events related to Dynergy's financial condition.

COMMONWEALTH EDISON COMPANY

GENERAL

         ComEd operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in northern Illinois.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Significant Operating Trends - ComEd

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,481       $1,530       $  (49)      (3.2%)

OPERATING EXPENSES
     Purchased Power                                                    553          586          (33)      (5.6%)
     Operating and Maintenance                                          220          248          (28)     (11.3%)
     Depreciation and Amortization                                      133          168          (35)     (20.8%)
     Taxes Other Than Income                                             73           69            4        5.8%
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        979        1,071          (92)      (8.6%)
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        502          459           43        9.4%
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (127)        (143)          16      (11.2%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of Subsidiary Trusts
       Holding Solely the Company's Subordinated Debt Securities         (7)          (7)          --         --
     Other, net                                                          14           22           (8)     (36.4%)
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (120)        (128)           8       (6.3%)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              382          331           51       15.4%

INCOME TAXES                                                            151          149            2        1.3%
-------------------------------------------------------------------------------------------------------

NET INCOME                                                        $     231       $  182       $   49       26.9%
-------------------------------------------------------------------------------------------------------

Net Income
         Net income increased $49 million, or 27% for the three months ended June 30, 2002. Net income was impacted by $43 million increase in operating income and by a lower effective income tax rate.

Operating Revenues
         ComEd's electric sales statistics are as follows:

                                                              For the three months ended June 30,
                                                              -----------------------------------
Retail Deliveries - (in GWh)                                                2002             2001          % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                5,862            5,232          12.0%
Small Commercial & Industrial                                              5,600            5,803          (3.5%)
Large Commercial & Industrial                                              2,122            2,748         (22.8%)
Public Authorities & Electric Railroads                                    1,685            1,891         (10.9%)
-------------------------------------------------------------------------------------------------------
                                                                          15,269           15,674          (2.6%)
-------------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
ARES
----
Small Commercial & Industrial                                              1,177              645          82.5%
Large Commercial & Industrial                                              1,622            1,251          29.7%
Public Authorities & Electric Railroads                                      181               93          94.6%
-------------------------------------------------------------------------------------------------------
                                                                           2,980            1,989          49.8%
-------------------------------------------------------------------------------------------------------
PPO
---
Small Commercial & Industrial                                                839              798           5.1%
Large Commercial & Industrial                                              1,392            1,518          (8.3%)
Public Authorities & Electric Railroads                                      274              326         (16.0%)
-------------------------------------------------------------------------------------------------------
                                                                           2,505            2,642          (5.2%)
-------------------------------------------------------------------------------------------------------
     Total Unbundled Deliveries                                            5,485            4,631          18.4%
-------------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   20,754           20,305           2.2%
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

                                                     For the three months ended June 30,
                                                     -----------------------------------
Electric Revenue                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $     523     $    502     $     21       4.2%
Small Commercial & Industrial                                           445          467          (22)     (4.7%)
Large Commercial & Industrial                                           116          144          (28)    (19.4%)
Public Authorities & Electric Railroads                                 102          109           (7)     (6.4%)
-------------------------------------------------------------------------------------------------------
                                                                      1,186        1,222          (36)     (3.0%)
-------------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
ARES
----
Small Commercial & Industrial                                            30           13           17     130.8%
Large Commercial & Industrial                                            32           21           11      52.4%
Public Authorities & Electric Railroads                                   5            1            4       n.m.
-------------------------------------------------------------------------------------------------------
                                                                         67           35           32      91.4%
-------------------------------------------------------------------------------------------------------
PPO
---
Small Commercial & Industrial                                            55           53            2       3.8%
Large Commercial & Industrial                                            76           86          (10)    (11.6%)
Public Authorities & Electric Railroads                                  17           19           (2)    (10.5%)
-------------------------------------------------------------------------------------------------------
                                                                        148          158          (10)     (6.3%)
-------------------------------------------------------------------------------------------------------
Total Unbundled Revenues                                                215          193           22      11.4%
-------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        1,401        1,415          (14)     (1.0%)
Wholesale and Miscellaneous Revenue (3)                                  80          115          (35)    (30.4%)
-------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   1,481     $1,530       $    (49)     (3.2%)
-------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(2) Revenue from customers choosing an ARES includes a distribution charge and a CTC charge. Transmission charges received from ARES are included in wholesale and miscellaneous revenue. Revenues from customers choosing the PPO includes an energy charge at market rates, transmission, and distribution charges and a CTC charge.
(3) Wholesale and miscellaneous revenues include sales to ARES, transmission revenue, sales to municipalities and other wholesale energy sales.
n.m. - not meaningful

         The changes in electric retail revenues for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, are attributable to the following:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Weather                                                                                                  $       40
Rate Changes                                                                                                    (27)
Customer Choice                                                                                                 (39)
Other Effects                                                                                                    12
---------------------------------------------------------------------------------------------------------------------
Electric Retail Revenue                                                                                  $      (14)
---------------------------------------------------------------------------------------------------------------------

o Weather. The demand for electricity is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions", because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand.
              The weather impact for the three months ended June 30, 2002 was favorable compared to the three months ended June 30, 2001 as a result of warmer summer weather in the second quarter of 2002 as compared to the second quarter of 2001. Cooling degree-days increased 29% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.
o Rate Changes. The decrease attributable to rate changes reflects a 5% residential rate reduction, effective October 1, 2001, required by the Illinois restructuring legislation.
o Customer Choice. All ComEd customers have the choice to purchase energy from other suppliers. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd. On May 1, 2002, all ComEd residential customers were eligible to choose their supplier of electricity, however, as of June 30, 2002, no alternative electric supplier has sought approval from the ICC and no electric utilities have chosen to enter the ComEd residential market for the supply of electricity.
              The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO. As of June 30, 2002, approximately 22,600 retail customers had elected to purchase energy from an ARES or the ComEd PPO, an increase from 14,000 customers at June 30, 2001. The MWhs delivered to such customers increased from approximately 4.6 million for the three months ended June 30, 2001 to 5.5 million for the three months ended June 30, 2002, or approximately a 20% increase from the previous year.
o Other Effects. A strong housing construction market in Chicago contributed to residential and small commercial and industrial customer volume growth, partially offset by the unfavorable impact of a slower economy on large commercial and industrial customers.

         On July 19, 2002, ComEd filed a request with the ICC to revise the Provider of Last Resort (POLR) obligation in Illinois. ComEd is seeking permission from the ICC to limit the availability by June 2006 of Rate 6L for 370 of ComEd's largest energy customers with demands of at least three MWs, totaling approximately 2,500 MWs. Rate 6L is a bundled fixed rate offered to large customers including heavy industrial plants, large office buildings, government facilities and a variety of other businesses. The ICC has 120 days to act on the filing or it will be deemed approved.

         The reduction in wholesale revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was due primarily to a $10 million decrease in off-system sales due to the expiration of wholesale contracts that were offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois and a $15 million reversal of reserve in 2001 for revenue refunds related to certain of ComEd's municipal customers as a result of a favorable FERC ruling.

Purchased Power Expense
         Purchased power expense decreased $33 million, or 6% for the three months ended June 30, 2002. The decrease in purchased power expense was primarily attributable to a $29 million decrease as a result of customers choosing to purchase energy from an ARES, an $8 million decrease due to the expiration of the wholesale contracts offered by ComEd to support the open access program in Illinois, a $5 million decrease related to a reduction in the average purchase price of energy and a $5 million decrease due to the effects of the slower economy on the large commercial and industrial customers partially offset by a $15 million increase due to favorable weather conditions.

Operating and Maintenance Expense
         Operating and maintenance (O&M) expense decreased $28 million, or 11%, for the three months ended June 30, 2002. The decrease in O&M expense was primarily attributable to an $11 million decrease in bad debt expense due to a revised estimate of the reserve for uncollectible accounts, a $4 million decrease in corporate allocations, and a $9 million decrease in repairs of distribution systems damaged by others and storm restoration.

Depreciation and Amortization Expense
         Depreciation and amortization expense decreased $35 million, or 21%, for the three months ended June 30, 2002. This decrease is primarily due to the discontinuation of goodwill amortization effective January 1, 2002 upon the adoption of SFAS No. 142 partially offset by increased depreciation based on higher property, plant and equipment balances.

         As required by the Illinois Restructuring Act, a notification filing was made with the ICC to reflect lower depreciation rates effective July 1, 2002. No ICC approval is required for the new rates to take effect. The anticipated annual reduction in depreciation expense is estimated to be approximately $100 million.

Taxes Other Than Income
         Taxes other than income remained consistent from period to period.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges decreased $16 million, or 11%, for the three months ended June 30, 2002. The decrease in interest charges was primarily attributable to the impact of lower interest rates for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, the early retirement of the $196 million of First Mortgage Bonds in November of 2001 and the retirement of $340 million in transitional trust notes since June 2001.

Other Income and Deductions
         Other income and deductions, excluding interest charges, decreased $8 million or 36%, for the three months ended June 30, 2002. The decrease was primarily attributable to $2 million in intercompany interest income relating to the $400 million receivable from PECO which was repaid during second quarter 2001 and a $7 million reduction in intercompany interest income from Unicom Investment Inc., reflecting lower interest rates.

Income Taxes
The effective income tax rate was 39.5% for the three months ended June 30, 2002, compared to 45.0% for the three months ended June 30, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, which was not deductible for income tax purposes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Significant Operating Trends - ComEd

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   2,796       $2,976       $ (180)      (6.1%)

OPERATING EXPENSES
     Purchased Power                                                  1,091        1,195         (104)      (8.7%)
     Operating and Maintenance                                          457          466           (9)      (1.9%)
     Depreciation and Amortization                                      268          334          (66)     (19.8%)
     Taxes Other Than Income                                            146          141            5        3.6%
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,962        2,136         (174)      (8.2%)
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        834          840           (6)      (0.7%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (252)        (284)          32      (11.3%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of Subsidiary Trusts
       Holding Solely the Company's Subordinated Debt Securities        (15)         (15)          --          --
     Other, net                                                          29           59          (30)     (50.9%)
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (238)        (240)           2       (0.8%)
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              596          600           (4)      (0.7%)

INCOME TAXES                                                            236          271          (35)     (12.9%)
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        $     360       $  329       $   31        9.4%
--------------------------------------------------------------------------------------------------------

Net Income
         Net income increased $31 million, or 9% for the six months ended June 30, 2002. Net income was impacted by a $35 million decrease in income taxes due to a lower effective income tax rate offset in part by a decrease in operating income.

Operating Revenues
         ComEd's electric sales statistics are as follows:

                                                                For the six months ended June 30,
                                                                ---------------------------------
Retail Deliveries - (in GWh)                                                2002             2001          % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                               12,271           11,538           6.4%
Small Commercial & Industrial                                             11,049           11,678          (5.4%)
Large Commercial & Industrial                                              4,078            5,638         (27.7%)
Public Authorities & Electric Railroads                                    3,486            3,901         (10.6%)
-----------------------------------------------------------------------------------------------------
                                                                          30,884           32,755          (5.7%)
-----------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
ARES
----
Small Commercial & Industrial                                              2,181            1,107          97.0%
Large Commercial & Industrial                                              3,008            2,414          24.6%
Public Authorities & Electric Railroads                                      319              136         134.6%
-----------------------------------------------------------------------------------------------------
                                                                           5,508            3,657          50.6%
-----------------------------------------------------------------------------------------------------
PPO
---
Small Commercial & Industrial                                              1,602            1,622          (1.2%)
Large Commercial & Industrial                                              2,703            2,876          (6.0%)
Public Authorities & Electric Railroads                                      517              584         (11.5%)
-----------------------------------------------------------------------------------------------------
                                                                           4,822            5,082          (5.1%)
-----------------------------------------------------------------------------------------------------
     Total Unbundled Deliveries                                           10,330            8,739          18.2%
-----------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   41,214           41,494          (0.7%)
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

                                                       For the six months ended June 30,
                                                       ---------------------------------
Electric Revenue                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $   1,041     $  1,035     $      6       0.6%
Small Commercial & Industrial                                           836          880          (44)     (5.0%)
Large Commercial & Industrial                                           218          280          (62)    (22.1%)
Public Authorities & Electric Railroads                                 194          216          (22)    (10.2%)
--------------------------------------------------------------------------------------------------------
                                                                      2,289        2,411         (122)     (5.1%)
--------------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
ARES
----
Small Commercial & Industrial                                            43           26           17      65.4%
Large Commercial & Industrial                                            41           48           (7)    (14.6%)
Public Authorities & Electric Railroads                                   7            2            5       n.m.
--------------------------------------------------------------------------------------------------------
                                                                         91           76           15      19.7%
--------------------------------------------------------------------------------------------------------
PPO
---
Small Commercial & Industrial                                            98           90            8       8.9%
Large Commercial & Industrial                                           140          146           (6)     (4.1%)
Public Authorities & Electric Railroads                                  29           31           (2)     (6.5%)
--------------------------------------------------------------------------------------------------------
                                                                        267          267           --        --
--------------------------------------------------------------------------------------------------------
Total Unbundled Revenues                                                358          343           15       4.4%
--------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        2,647        2,754         (107)     (3.9%)
Wholesale and Miscellaneous Revenue (3)                                 149          222          (73)    (32.9%)
--------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   2,796     $  2,976     $   (180)     (6.1%)
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

         The changes in electric retail revenues for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, are attributable to the following:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Weather                                                                                                  $      (13)
Rate Changes                                                                                                    (54)
Customer Choice                                                                                                 (78)
Other Effects                                                                                                    38
---------------------------------------------------------------------------------------------------------------------
Retail Revenue                                                                                           $     (107)
---------------------------------------------------------------------------------------------------------------------

o Weather. The weather impact for the six months ended June 30, 2002 was unfavorable compared to the six months ended June 30, 2001 as a result of warmer winter weather partially offset by warmer summer weather in 2002 compared to 2001. Heating degree-days decreased 6% and were partially offset by a 29% increase in cooling degree-days in the six months ended June 30, 2002 compared to the six months ended June 30, 2001
o Rate Changes. The decrease attributable to rate changes reflects a 5% residential rate reduction, effective October 1, 2001, required by the Illinois restructuring legislation.

o Customer Choice. The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO. As of June 30, 2002, approximately 22,600 retail customers had elected to purchase energy from an ARES or the ComEd PPO, an increase from 14,000 customers at June 30, 2001. The MWhs delivered to such customers increased from approximately 8.7 million for the six months ended June 30, 2001 to 10.3 million for the six months ended June 30, 2002, approximately a 20% increase from the previous year.
o Other Effects. A strong housing construction market in Chicago contributed to residential and small commercial and industrial customer volume growth, partially offset by the unfavorable impact of a slower economy on large commercial and industrial customers.

         The reduction in wholesale revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was due primarily to a $38 million decrease in off-system sales due to the expiration of wholesale contracts that were offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois, a $15 million reversal of reserve for revenue refunds in 2001 related to certain of ComEd's municipal customers as a result of a favorable FERC ruling, and $20 million of other miscellaneous revenue.

Purchased Power Expense
         Purchased power expense decreased $104 million, or 9% for the six months ended June 30, 2002. The decrease in purchased power expense was primarily attributable to a $5 million decrease due to unfavorable weather conditions, a $62 million decrease as a result of customers choosing to purchase energy from an ARES, and a $34 million decrease due to the expiration of the wholesale contracts offered by ComEd to support the open access program in Illinois.

Operating and Maintenance Expense
         O&M expense remained relatively consistent from period to period.

Depreciation and Amortization Expense
         Depreciation and amortization expense decreased $66 million, or 20%, for the six months ended June 30, 2002. This decrease is primarily due to the discontinuation of goodwill amortization effective January 1, 2002 upon the adoption of SFAS No. 142 partially offset by increased depreciation based on higher property plant and equipment balances.

Taxes Other Than Income
         Taxes other than income remained consistent from period to period.

Interest Charges
         Interest charges decreased $32 million, or 11%, for the six months ended June 30, 2002. The decrease in interest charges was primarily attributable to the impact of lower interest rates for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, the early retirement of the $196 million of First Mortgage Bonds in November of 2001 and the retirement of $340 million in transitional trust notes since June 2001.

Other Income and Deductions
         Other income and deductions, excluding interest charges, decreased $30 million, or 51%, for the six months ended June 30, 2002. The decrease was primarily attributable to $8 million in intercompany interest income relating to the $400 million receivable from PECO which was repaid during the second quarter of 2001, and a $22 million reduction in intercompany interest income from Unicom Investment Inc., reflecting lower interest rates.

Income Taxes
         The effective income tax rate was 39.6% for the six months ended June 30, 2002, compared to 45.2% for the six months ended June 30, 2001. The decrease in the effective tax rate was primarily attributable to the discontinuation of goodwill amortization as of January 1, 2002, which was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         ComEd's business is capital intensive and requires considerable capital resources. ComEd's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper. ComEd's access to external financing at reasonable terms is dependent on its credit ratings and the general business condition of ComEd and the utility industry. Capital resources are used primarily to fund ComEd's capital requirements, including construction, repayments of maturing debt, and the payment of common stock dividends.

Cash Flows from Operating Activities
         Cash flows provided by operations were $740 million for the six months ended June 30, 2002 compared to $705 million for the six months ended June 30, 2001. The increase in cash flows in 2002 was primarily attributable to a $107 million increase in other operating activities partially offset by a $67 million decrease in working capital. ComEd's future cash flows will depend upon the ability to achieve cost savings in operations, the impact of the economy, weather, and customer choice on its revenues. Although the amounts may vary from period to period as a result of uncertainties inherent in the business, ComEd expects to continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities
         Cash flows used in investing activities were $352 million for the six months ended June 30, 2002 compared to $58 million for the six months ended June 30, 2001. The increase in cash flows used in investing activities in 2002 was primarily attributable to the paydown of the $400 million outstanding receivable with PECO in the second quarter of 2001 partially offset by an $87 million decrease in capital expenditures. ComEd's investing activities for the six months ended June 30, 2002 were funded primarily through operating activities.

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

Cash Flows from Financing Activities
         Cash flows used in financing activities were $57 million for the six months ended June 30, 2002 as compared to $322 million for the six months ended June 30, 2001. Cash flows used in financing activities were primarily attributable to debt service and payments of dividends to Exelon. ComEd's debt financing activities for the six months ended June 30, 2002 reflected the issuance of $600 million in First Mortgage Bonds, the issuance of $100 million of 7.25% Illinois Development Finance Authority floating-rate Pollution Control Revenue Refunding Bonds, the retirement of $170 million of transitional trust notes, the early retirement of $200 million in First Mortgage Bonds with available cash, and the redemption of $100 million of Illinois Development Finance Authority Pollution Control Revenue Refunding Bonds. For the six months ended June 30, 2001, ComEd's debt financing activities reflected the retirement of $170 million of transitional trust notes. ComEd paid a $235 million dividend to Exelon during the six months ended June 30, 2002 compared to a $148 million dividend for the six months ended June 30, 2001.

Credit Issues
         ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper, borrowings under bank credit facilities and borrowings from the Exelon intercompany money pool. ComEd, along with Exelon, PECO and Generation entered into a $1.5 billion unsecured 364-day revolving credit facility on December 12, 2001 with a group of banks. ComEd has a $300 million sublimit under the credit facility and expects to use the credit facility principally to support its $300 million commercial paper program. This credit facility requires ComEd to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). At June 30, 2002, ComEd's debt to total capitalization ratio on that basis was 46%. At June 30, 2002, ComEd had no short-term borrowings.

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

         At June 30, 2002, ComEd's capital structure, excluding the deduction from shareholders' equity of the $875 million receivable from Exelon, consisted of 52% long-term debt, 46% of common stock, and 2% of preferred securities of subsidiaries. Long-term debt included $2.1 billion of transitional trust notes constituting obligations of certain consolidated special purpose entities representing 16% of capitalization.

         Under PUHCA and the Federal Power Act, ComEd can only pay dividends from retained or current earnings. However, the SEC has authorized ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided ComEd may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization (including transitional trust notes). At June 30, 2002, ComEd had retained earnings of $382 million.

Contractual Obligations and Commercial Commitments
         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. ComEd's contractual obligations and commercial commitments as of June 30, 2002 were materially unchanged, other than in the normal course of business, from the amounts as set forth in the December 31, 2001 Form 10-K except for the issuance of $600 million of First Mortgage Bonds due March 15, 2012, the issuance of $100 million of Illinois Development Finance Authority floating-rate Pollution Control Revenue Refunding Bonds, Series 2002, the redemption of $100 million of 7.25% Illinois Development Finance Authority Pollution Control Revenue Refunding Bonds, Series 1991, the redemption of $200 million of First Mortgage Bonds due February 1, 2022, and the retirement of $170 million in transitional trust notes.

PECO ENERGY COMPANY

GENERAL

         PECO operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $     995       $  906       $   89        9.8%

OPERATING EXPENSES
     Purchased Power                                                    405          315           90       28.6%
     Fuel                                                                53           79          (26)     (32.9%)
     Operating and Maintenance                                          131          126            5        4.0%
     Depreciation and Amortization                                      109           99           10       10.1%
     Taxes Other Than Income                                             63           41           22       53.7%
-------------------------------------------------------------------------------------------------------
         Total Operating Expense                                        761          660          101       15.3%
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        234          246          (12)      (4.9%)
-------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (92)        (119)          27      (21.4%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of a Partnership
       which holds Solely Subordinated Debentures of
       the Company                                                       (2)          (2)          --         --
     Other, net                                                           2            4           (2)     (50.0%)
-------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (92)        (117)          25      (21.4%)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              142          129           13       10.1%

INCOME TAXES                                                             49           44            5       11.4%
-------------------------------------------------------------------------------------------------------

NET INCOME                                                               93           85            8        9.4%
Preferred Stock Dividends                                                (2)          (3)           1      (33.3%)
-------------------------------------------------------------------------------------------------------

NET INCOME ON COMMON STOCK                                        $      91       $   82       $    9       11.0%
-------------------------------------------------------------------------------------------------------

         Net income on common stock increased $9 million, or 11% for the quarter ended June 30, 2002 as compared to the same 2001 period. The increase was a result of higher additional volume, favorable rate adjustments and lower interest expense on debt partially offset by increased depreciation and amortization expense.

         PECO's electric sales statistics are as follows:

                                                              For the three months ended June 30,
                                                              -----------------------------------
Deliveries - (in GWh)                                                       2002             2001          % Change
---------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                2,115            1,673          26.4%
Small Commercial & Industrial                                              1,881            1,312          43.4%
Large Commercial & Industrial                                              3,927            3,172          23.8%
Public Authorities & Electric Railroads                                      200              181          10.5%
-------------------------------------------------------------------------------------------------------
                                                                           8,123            6,338          28.2%
-------------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
Residential                                                                  557              848         (34.3%)
Small Commercial & Industrial                                                  2              524         (99.6%)
Large Commercial & Industrial                                                 13              732         (98.2%)
Public Authorities & Electric Railroads                                       --                2        (100.0%)
-------------------------------------------------------------------------------------------------------
                                                                             572            2,106         (72.8%)
-------------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                    8,695            8,444           3.0%
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

                                                       For the three months ended June 30,
                                                       -----------------------------------
Electric Revenue                                                       2002         2001     Variance     %Change
-------------------------------------------------------------------------------------------------------------------
Bundled Revenue (1)
Residential                                                       $     278     $    222     $     56      25.2%
Small Commercial & Industrial                                           224          157           67      42.7%
Large Commercial & Industrial                                           288          224           64      28.6%
Public Authorities & Electric Railroads                                  19           17            2      11.8%
-------------------------------------------------------------------------------------------------------
                                                                        809          620          189      30.5%
-------------------------------------------------------------------------------------------------------
Unbundled Revenue (2)
Residential                                                              42           67          (25)    (37.3%)
Small Commercial & Industrial                                            --           28          (28)   (100.0%)
Large Commercial & Industrial                                             1           19          (18)    (94.7%)
Public Authorities & Electric Railroads                                  --           --           --        --
-------------------------------------------------------------------------------------------------------
                                                                         43          114          (71)    (62.3%)
-------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                          852          734          118      16.1%
Wholesale and Miscellaneous Revenue (3)                                  59           60           (1)     (1.7%)
-------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $     911     $    794     $    117      14.7%
-------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy, the delivery cost of the transmission and distribution of the energy and a CTC charge.
(2) Revenue from customers receiving generation from an alternate supplier includes a distribution charge and a CTC charge.
(3) Wholesale and miscellaneous revenues include sales, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the quarter ended June 30, 2002, as compared to the same 2001 period, are as follows:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Customer Choice                                                                                             $    85
Rate Changes                                                                                                     13
Weather                                                                                                           1
Other Effects                                                                                                    19
---------------------------------------------------------------------------------------------------------------------
Electric Retail Revenue                                                                                     $   118
---------------------------------------------------------------------------------------------------------------------

o Customer Choice. All PECO customers have choice to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.
              As of June 30, 2002, the customer load served by alternate suppliers was 991 MW or 12.8% as compared to 1,102 MW or 14.5% as of June 30, 2001. For the quarter ended June 30, 2002, the percent of PECO's total retail deliveries for which PECO was the electric supplier was 93.4% in 2002, an 18.3% increase as compared to 75.1% in 2001. As of June 30, 2002, the number of customers served by alternate suppliers was 308,866 or 20.2% as compared to June 30, 2001 of 400,972 or 26.4%. The increases in the customer load and the percentage of MWh served by PECO, and the decrease in the number of customers served by alternative suppliers primarily resulted from customers selecting or returning to PECO as their electric generation supplier.
              In February 2002, New Power Company (New Power) notified PECO of its intent to withdraw from providing Competitive Default Service (CDS) to approximately 180,000 residential customers. As a result of that withdrawal, those CDS customers were returned to PECO in the second quarter of 2002. Pursuant to a tariff filing approved by the Pennsylvania Public Utility Commission (PUC), PECO will serve those returned customers at the discount energy rates on generation provided for under the original New Power CDS Agreement for the remaining term of that contract. Subsequently, in the second quarter of 2002, New Power also advised PECO it planned to withdraw from serving all of its customers in Pennsylvania, including approximately 15,000 non-CDS PECO customers, and to return those customers to PECO in September.
o Rate Changes. The increase in revenues attributable to rate changes primarily reflects a $13 million increase due to an increase in the gross receipts tax rate effective January 1, 2002.
              As permitted by the Pennsylvania Electric Competition Act, the Pennsylvania Department of Revenue has calculated a 2002 Revenue Neutral Reconciliation (RNR) adjustment to the gross receipts tax rate in order to neutralize the impact of electric restructuring on its tax revenues. The RNR adjustment increases the gross receipts tax rate, which will increase PECO's annual revenues and tax obligations by approximately $50 million in 2002. In January 2002, the PUC approved the adjustment to the gross receipts tax rate, which was implemented effective January 1, 2002. The RNR adjustment is under appeal.
o Weather. The demand for electricity and gas services is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions", because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand.

         The weather impact was favorable compared to the prior year as a result of warmer summer weather.
o Other Effects. Other items affecting revenue during the quarter ended June 30, 2002 include:
     o Volume. Exclusive of weather impacts, higher delivery volume affected PECO's revenue by $24 million compared to the same 2001 period.
     o Other. The payment of $7 million to Generation related to nuclear decommissioning cost recovery under an agreement effective September 2001, which reduced PECO's revenue compared to the prior year.

         PECO's gas sales statistics for the quarter ended June 30, 2002 as compared to the same 2001 period are as follows:

                                                                For the three months ended June 30,
                                                                -----------------------------------
                                                                                   2002         2001       Variance
--------------------------------------------------------------------------------------------------------------------
Deliveries in mmcf                                                               14,286       13,781            505
Revenue                                                                             $84        $ 112         $ (28)
--------------------------------------------------------------------------------------------------------------------

         The changes in gas revenue for the quarter ended June 30, 2002, as compared to the same 2001 period, are as follows:

(in millions)                                                                                              Variance
---------------------------------------------------------------------------------------------------------------------
Rate Changes                                                                                              $     (28)
Weather                                                                                                          --
Volume                                                                                                           (1)
Other                                                                                                             1
---------------------------------------------------------------------------------------------------------------------
Gas Revenue                                                                                               $     (28)
---------------------------------------------------------------------------------------------------------------------

o Rate Changes. The unfavorable variance in rates is attributable to an adjustment of the purchased gas cost recovery by the PUC effective in December 2001. The average rate per million cubic feet for all customers for the quarter ended June 30, 2002 was 28% lower than the same 2001 period. PECO's gas rates are subject to periodic adjustments by the PUC designed to recover or refund the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.
o Weather. The weather impact was neutral during the quarter ended June 30, 2002 compared to the same 2001 period.
o Volume. Exclusive of weather impact, delivery volume was consistent for the quarter ended June 30, 2002 compared to the same 2001 period.

Purchased Power and Fuel Expense
         Purchased power and fuel expense for the quarter ended June 30, 2002 increased $64 million as compared to the same 2001 period. The increase in fuel and purchased power expense was primarily attributable to $73 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier, $9 million primarily attributable to higher delivery volume and higher PJM ancillary charges of $8 million. These increases were partially offset by $28 million from lower gas prices.

Operating and Maintenance Expense
         O&M expense for the quarter ended June 30, 2002 increased $5 million, or 4%, as compared to the same 2001 period. The increase in O&M expense was primarily attributable to $5 million related to the deployment of automated meter reading technology and $3 million related to an increased allocation of corporate expense.

Depreciation and Amortization Expense
         Depreciation and amortization expense for the quarter ended June 30, 2002 increased $10 million, or 10%, as compared to the same 2001 period. The increase was primarily attributable to $9 million of additional amortization of PECO's CTC and an increase of $1 million related to depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income
         Taxes other than income for the quarter ended June 30, 2002 increased $22 million, or 54%, as compared to the same 2001 period. The increase was primarily attributable to additional gross receipts tax related to additional revenues and an increase in the gross receipts tax rate on electric revenue effective January 1, 2002.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS). Interest charges decreased $27 million, or 21% in the quarter ended June 30, 2002 as compared to the same 2001 period. The decrease was primarily attributable to lower interest expense on long-term debt of $22 million as a result of principal payments and lower interest rates and interest expense related to a loan from an affiliate in 2001 of $2 million.

Other Income and Deductions
         Other  income  and  deductions   excluding  interest  charges  remained
consistent in the quarter ended June 30, 2002 as compared to the same 2001 period.

Income Taxes
         The effective tax rate was substantially unchanged at 34.5% for the quarter ended June 30, 2002 as compared to 34.1% for the same 2001 period.

Preferred Stock Dividends
         Preferred stock dividends for the quarter ended June 30, 2002 were consistent as compared to the same 2001 period.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   2,015       $1,957       $   58        3.0%

OPERATING EXPENSES
     Purchased Power                                                    756          598          158       26.4%
     Fuel                                                               188          284          (96)     (33.8%)
     Operating and Maintenance                                          267          258            9        3.5%
     Depreciation and Amortization                                      221          200           21       10.5%
     Taxes Other Than Income                                            122           84           38       45.2%
--------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,554        1,424          130        9.1%
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        461          533          (72)     (13.5%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (187)        (227)          40      (17.6%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of a Partnership
       which holds Solely Subordinated Debentures of
       the Company                                                       (5)          (5)          --         --
     Other, net                                                           2           18          (16)     (88.9%)
--------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (190)        (214)          24      (11.2%)
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              271          319          (48)     (15.0%)

INCOME TAXES                                                             90          112          (22)     (19.6%)
--------------------------------------------------------------------------------------------------------

NET INCOME                                                              181          207          (26)     (12.6%)
Preferred Stock Dividends                                                (4)          (5)           1      (20.0%)
--------------------------------------------------------------------------------------------------------

NET INCOME ON COMMON STOCK                                        $     177       $  202       $  (25)     (12.4%)
--------------------------------------------------------------------------------------------------------

         Net income on common stock decreased $25 million, or 12% for the six months ended June 30, 2002 as compared to the same 2001 period. The decrease was a result of lower margins due to the unplanned return of certain residential, commercial and industrial customers, milder weather, increased depreciation and amortization expense, partially offset by favorable rate adjustments.

         PECO's electric sales statistics are as follows:

                                                                For the six months ended June 30,
                                                                ---------------------------------
Deliveries - (in GWh)                                                       2002             2001          % Change
-------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                                                4,171            4,132           0.9%
Small Commercial & Industrial                                              3,638            2,313          57.3%
Large Commercial & Industrial                                              7,278            5,703          27.6%
Public Authorities & Electric Railroads                                      393              374           5.1%
--------------------------------------------------------------------------------------------------------
                                                                          15,480           12,522          23.6%
--------------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
Residential                                                                1,348            1,375          (2.0%)
Small Commercial & Industrial                                                 99            1,416         (93.0%)
Large Commercial & Industrial                                                116            1,921         (94.0%)
Public Authorities & Electric Railroads                                       --                7        (100.0%)
--------------------------------------------------------------------------------------------------------
                                                                           1,563            4,719         (66.9%)
--------------------------------------------------------------------------------------------------------
Total Retail Deliveries                                                   17,043           17,241          (1.1%)
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



                                                           For the six months ended June 30,
                                                           ---------------------------------
Electric Revenue                                                       2002         2001        Variance  % Change
-------------------------------------------------------------------------------------------------------------------
Bundled Revenue (1)
Residential                                                       $     522     $    503     $     19       3.8%
Small Commercial & Industrial                                           413          264          149      56.4%
Large Commercial & Industrial                                           532          407          125      30.7%
Public Authorities & Electric Railroads                                  37           34            3       8.8%
--------------------------------------------------------------------------------------------------------
                                                                      1,504        1,208          296      24.5%
--------------------------------------------------------------------------------------------------------
Unbundled Revenue (2)
Residential                                                              96          103           (7)     (6.8%)
Small Commercial & Industrial                                             5           68          (63)    (92.6%)
Large Commercial & Industrial                                             3           54          (51)    (94.4%)
Public Authorities & Electric Railroads                                  --            1           (1)   (100.0%)
--------------------------------------------------------------------------------------------------------
                                                                        104          226         (122)    (54.0%)
--------------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        1,608        1,434          174      12.1%
Wholesale and Miscellaneous Revenue (3)                                 114          116           (2)     (1.7%)
--------------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   1,722     $  1,550     $    172      11.1%
--------------------------------------------------------------------------------------------------------

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy, the delivery cost of the transmission and distribution of the energy and a CTC charge.
(2) Revenue from customers receiving generation from an alternate supplier includes a distribution charge and a CTC charge.
(3) Wholesale and miscellaneous revenues include sales, transmission revenue, sales to municipalities and other wholesale energy sales.

         The changes in electric retail revenues for the six months ended June 30, 2002, as compared to the same 2001 period, are as follows:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Customer Choice                                                                                            $    165
Rate Changes                                                                                                     39
Weather                                                                                                         (18)
Other Effects                                                                                                   (12)
---------------------------------------------------------------------------------------------------------------------
Electric Retail Revenue                                                                                    $    174
---------------------------------------------------------------------------------------------------------------------


o Customer Choice. As of June 30, 2002, the customer load served by alternate suppliers was 991 MW or 12.8% as compared to 1,102 MW or 14.5% as of June 30, 2001. For the six months ended June 30, 2002, the percent of PECO's total retail deliveries for which PECO was the electric supplier was 90.9% in 2002, an 18.2% increase as compared to 72.7% in 2001. As of June 30, 2002, the number of customers served by alternate suppliers was 308,866 or 26.4% as compared to June 30, 2001 of 400,972 or 26.4%. This increase in the customer load and the percentage of MWh served by PECO, and the decrease in the number of customers served by alternative suppliers primarily resulted from customers selecting or returning to PECO as their electric generation supplier.
o Rate Changes. The increase in revenues attributable to rate changes primarily reflects the expiration of a 6% reduction in PECO's electric rates during the first quarter of 2001 and a $26 million increase as a result of the increase in the gross receipts tax rate effective January 1, 2002. These increases are partially offset by the timing of a $60 million rate reduction in effect for 2001 and 2002.
o Weather. The weather impact was unfavorable compared to the prior year primarily as a result of warmer winter weather. Heating degree-days decreased 15% for the six months ended June 30, 2002 compared to the same 2001 period.
o Other Effects. Other items affecting revenue during the six months ended June 30, 2002 include:
     o Volume. Exclusive of weather impacts, higher delivery volume increased PECO's revenue by $7 million compared to the same 2001 period.
     o Other. The payment of $14 million to Generation related to nuclear decommissioning cost recovery under an agreement effective September 2001 which reduced PECO's revenue compared to the prior year and an $11 million settlement of CTCs by a large customer in the first quarter of 2001.

         PECO's gas sales statistics for the six months ended June 30, 2002 as compared to the same 2001 period are as follows:

                                                                                   2002         2001       Variance
--------------------------------------------------------------------------------------------------------------------
Deliveries in mmcf                                                               45,643       48,011        (2,368)
Revenue                                                                            $293         $407        $ (114)
--------------------------------------------------------------------------------------------------------------------

         The changes in gas revenue for the six months ended June 30, 2002, as compared to the same 2001 period, are as follows:

                                                                                                           Variance
---------------------------------------------------------------------------------------------------------------------
Rate Changes                                                                                              $     (63)
Weather                                                                                                         (30)
Volume                                                                                                          (22)
Other                                                                                                             1
---------------------------------------------------------------------------------------------------------------------
Gas Revenue                                                                                               $    (114)
---------------------------------------------------------------------------------------------------------------------

o Rate Changes. The unfavorable variance in rates is attributable to an adjustment of the purchased gas cost recovery by the PUC effective in December 2001. The average rate per million cubic feet for all customers for the six months ended June 30, 2002 was 24% lower than the same 2001 period.
o Weather. The unfavorable weather impact is attributable to warmer winter weather during the six months ended June 30, 2002 as compared to the same 2001 period. Heating degree-days decreased 15% in the six months ended June 30, 2002 compared to the same 2001 period.
o Volume. Exclusive of weather impacts, lower delivery volume affected revenue by $22 million in the six months ended June 30, 2002 compared to the same 2001 period. Total deliveries to retail customers decreased 5% in the six months ended June 30, 2002 compared to the same 2001 period, primarily as a result of slower economic conditions in 2002 offset by increased customer growth.

Purchased Power and Fuel Expense
         Purchased power and fuel expense for the six months ended June 30, 2002 increased $62 million as compared to the same 2001 period. The increase in fuel and purchased power expense was primarily attributable to $150 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and higher PJM ancillary charges of $17 million. These increases were partially offset by $63 million from lower gas prices, $30 million as a result of unfavorable weather conditions and $22 million primarily attributable to lower delivery volume primarily related to gas.

Operating and Maintenance Expense
         O&M expense for the six months ended June 30, 2002 increased $9 million, or 4%, as compared to the same 2001 period. The increase in O&M expense was primarily attributable to $12 million related to the deployment of automated meter reading technology and $9 million related to an increased allocation of corporate expense. These increases were partially offset by $6 million of incremental storm costs in 2001 and $4 million associated with a write-off of excess and obsolete inventory in 2001.

Depreciation and Amortization Expense
         Depreciation and amortization expense for the six months ended June 30, 2002 increased $21 million, or 11%, as compared to the same 2001 period. The increase was primarily attributable to $17 million of additional amortization of PECO's CTC and an increase of $4 million related to depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income
         Taxes other than income for the six months ended June 30, 2002 increased $38 million, or 45%, as compared to the same 2001 period. The increase was primarily attributable to additional gross receipts tax related to additional revenues and an increase in the gross receipts tax rate on electric revenue effective January 1, 2002.

Interest Charges
         Interest charges decreased $40 million, or 18% in the six months ended June 30, 2002 as compared to the same 2001 period. The decrease was primarily attributable to lower interest expense on long-term debt of $32 million as a result of principal payments, lower interest rates and an $8 million reduction in interest expense due to lower interest rates on a loan from ComEd in 2001.

Other Income and Deductions
         Other income and deductions excluding interest charges decreased $16 million, or 89% in the six months ended June 30, 2002 as compared to the same 2001 period. The decrease in other income and deductions was primarily attributable to lower interest income of $6 million in 2002. The decrease was also attributable to a gain on the settlement of an interest rate swap of $6 million and the favorable settlement of a customer contract of $3 million, both of which occurred in 2001.

Income Taxes
         The effective tax rate was 33.2% for the six months ended June 30, 2002 as compared to 35.1% for the same 2001 period. The decrease in the effective tax rate was primarily attributable to a reduction in state income taxes.

Preferred Stock Dividends
         Preferred stock dividends for the quarter ended June 30, 2002 were consistent as compared to the same 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

         PECO's business is capital intensive and requires considerable capital resources. PECO's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper. PECO's access to external financing at reasonable terms is dependent on its credit ratings and the general business condition of PECO and the utility industry. Capital resources are used primarily to fund construction, repayments of maturing debt and preferred securities and payment of common stock dividends to Exelon.

Cash Flows from Operating Activities
         Cash flows provided by operations for the six months ended June 30, 2002 were $468 million compared to $427 million for the six months ended June 30, 2001. The increase in cash flows was primarily attributable to lower payments related to accounts payable of $46 million, higher collection of deferred energy costs as a result of a change in gas rates of $42 million and lower prepaid taxes of $29 million. These increases were partially offset by changes in intercompany receivables and payables of $41 million and deferred income taxes of $32 million. PECO's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. PECO's future cash flows will depend upon the ability to achieve cost savings in operations, and the impact of the economy, weather and customer choice on its revenues. Although the amounts may vary from period to period as a result of the uncertainties inherent in its business, PECO expects that it will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities
         Cash flows used in investing activities for the six months ended June 30, 2002 were $122 million compared to $87 million for the six months ended June 30, 2001. The increase in cash flows used in investing activities was primarily attributable to an increase in other investing activities. PECO's investing activities during the six months ended June 30, 2002 were funded primarily by operating activities.

         PECO's projected capital expenditures for 2002 are $284 million. Approximately one half of the budgeted 2002 expenditures are for capital additions to support customer and load growth and the remainder for additions and upgrades to existing facilities. PECO anticipates that it will obtain financing, when necessary, through borrowings, the issuance of preferred securities, or capital contributions from Exelon. PECO's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities
         Cash flows used in financing activities for the six months ended June 30, 2002 were $306 million compared to $332 million for the six months ended June 30, 2001. Cash flows used in financing activities are primarily attributable to debt service and payment of dividends to Exelon. The change in cash flows used in financing activities is primarily attributable to an increase in commercial paper borrowings of $196 million partially offset by additional dividends paid to Exelon of $69 million, the contribution from Exelon in 2001 of $53 million, additional debt service of $34 million, and proceeds from the settlement of interest rate swap agreements in 2001 of $31 million.

Credit Issues
         At June 30, 2002, PECO had outstanding $175 million of notes payable consisting principally of commercial paper. Certain of the credit agreements to which PECO is a party require PECO to maintain a debt to total capitalization ratio of 65% or less, excluding securitization debt and excluding the receivable from parent recorded in PECO's shareholders' equity. At June 30, 2002, the debt to total capitalization ratios on that basis for PECO was 38%.

         PECO's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of PECO's borrowings are subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under PECO's bank credit facility. PECO from time to time enters into interest rate swaps that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         At June 30, 2002, PECO's capital structure, excluding the deduction from shareholders' equity of the $1.8 billion receivable from Exelon, consisted of 26% common equity, 2% notes payable, 3% preferred stock and COMRPS (which comprised 2% of PECO's total capitalization structure), and 69% long-term debt including transition bonds issued by PECO Energy Transition Trust (PETT). Long-term debt included $4.4 billion of transition bonds representing 52% of capitalization.

         Under PUHCA and the Federal Power Act, PECO can pay dividends only from retained or current earnings. At June 30, 2002, PECO had retained earnings of $277 million.

Contractual Obligations and Commercial Commitments
         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. PECO's contractual obligations and commercial commitments as of June 30, 2002 were materially unchanged, other than in the normal course of business, from the amounts as set forth in the December 31, 2001 Form 10-K except for an $85 million increase in the amount of surety bonds required by PECO's insurance policies. Approximately one-fourth of the surety bonds expire in the remainder of 2002 and the other three-fourths expire in the two-year period ending December 2004.

EXELON GENERATION COMPANY, LLC

GENERAL

         The operations of Generation consist of electric generating facilities, energy marketing operations and equity interests in Sithe and AmerGen.

         Generation early adopted the provision of EITF 02-3 that requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. For comparative purposes, energy costs related to energy trading have been reclassified in prior periods to revenue to conform with the net basis of presentation required by EITF 02-3.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Significant Operating Trends - Generation

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,559       $1,583       $  (24)      (1.5%)

OPERATING EXPENSES
   Purchased Power                                                      705          721          (16)      (2.2%)
   Fuel                                                                 224          230           (6)      (2.6%)
   Operating and Maintenance                                            411          405            6        1.5%
   Depreciation                                                          65           75          (10)     (13.3%)
   Taxes Other Than Income                                               41           39            2        5.1%
--------------------------------------------------------------------------------------------------------
     Total Operating Expense                                          1,446        1,470          (24)      (1.6%)
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        113          113           --
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
   Interest Expense                                                     (11)         (26)          15      (57.7%)
   Equity in Earnings (Losses) of Unconsolidated Affiliates, net          9           13           (4)     (30.8%)
   Other, net                                                            24           14           10       71.4%
--------------------------------------------------------------------------------------------------------
     Total Other Income and Deductions                                   22            1           21        n.m.
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              135          114           21       18.4%

INCOME TAXES                                                             51           43            8       18.6%
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        $      84       $   71           13       18.3%
--------------------------------------------------------------------------------------------------------
n.m. - not meaningful

Net Income
         Generation's net income increased by $13 million, or 18%, for the three months ended June 30, 2002 compared to the same period in the prior year. Net income was positively impacted by increased revenue from affiliates, increased revenue from the acquisition of two generating plants in April 2002 and reduced depreciation and interest expense, partially offset by depressed wholesale market prices for energy.

Operating Revenues, Net of Purchased Power and Fuel
         Operating revenues, net of purchased power and fuel were $630 million for the three months ended June 30, 2002 compared to $632 million for the same period in 2001. The $2 million, or 0.3%, decrease was due to lower market prices for energy, which reduced margins by $46 million during the three months ended June 30, 2002 compared to the same period in 2001.

This decrease was partially offset by a $43 million increase in revenue from affiliates, revenue from two generating plants acquired in April 2002, and lower fuel costs. The average wholesale market prices were $7.00, or 18.6%, lower in 2002 compared to 2001. Generation's average purchased power costs for wholesale operations were $39.96 per MWh for the three months ended June 30, 2002, compared to $45.27 per MWh for the same period in 2001. The decrease in purchase power costs resulted from the decrease in wholesale power market prices. Additionally, revenue for the three months ended June 30, 2002 includes a net trading portfolio loss of $16 million compared to a net $6 million loss for the three months ended June 30, 2001.

         For the three months ended June 30, 2002 and 2001, Generation's sales and the supply of these sales excluding the trading portfolio, were as follows:

                                                                                        Three Months Ended June 30,
                                                                                        ---------------------------
Sales (in GWhs)                                                                              2002              2001
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                            28,294            28,105
Exelon Energy                                                                               1,355             1,415
Market Sales                                                                               20,589            18,548
---------------------------------------------------------------------------------------------------------------------
Total Sales                                                                                50,238            48,068
---------------------------------------------------------------------------------------------------------------------


                                                                                        Three Months Ended June 30,
                                                                                        ---------------------------
Supply of Sales (in GWhs)                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------
Nuclear Generation                                                                         28,353            28,443
Purchases - non-trading portfolio                                                          18,220            16,392
Fossil and Hydro Generation                                                                 3,665             3,233
---------------------------------------------------------------------------------------------------------------------
Total Supply                                                                               50,238            48,068
---------------------------------------------------------------------------------------------------------------------

         Trading volume was 8,566 GWhs and 454 GWhs for the three months ended June 30, 2002 and 2001, respectively.


         Generation's average margins on energy sales for the three months ended June 30, 2002 and 2001 are as follows:

                                                                                        Three Months Ended June 30,
                                                                                        ---------------------------
($/MWh)                                                                                      2002              2001
---------------------------------------------------------------------------------------------------------------------
Average Realized Revenue
     Energy Delivery                                                                 $     31.45     $       30.09
     Exelon Energy                                                                         44.73             40.11
     Market Sales                                                                          30.69             37.69
     Total Sales - excluding the trading portfolio                                         31.50             33.32

Average Supply Cost - excluding the trading portfolio                                $     18.79     $       20.05

Average Margin - excluding the trading portfolio                                     $     12.71     $       13.27
---------------------------------------------------------------------------------------------------------------------

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 92.1% for the three months ended June 30, 2002 compared to 93.6% for the same period in 2001.

Generation's nuclear fleet's production costs, including AmerGen, for the three months ended June 30, 2002 were $12.54 per MWh compared to $13.02 per MWh for the same period in 2001. The lower capacity factor is primarily due to 72 planned outage days in the three months ended June 30, 2002, versus 31 days in the same period in 2001, including AmerGen. Reduced unit production costs reflect additional generation due to power uprates and lower production costs due to headcount reductions and Exelon's Cost Management Initiative in the three months ended June 30, 2002 as compared to the same period in 2001.

Operating and Maintenance
         Operating and maintenance expenses increased $6 million, or 2%, for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to additional employee benefit costs of $9 million, additional operating costs related to fossil plant outage work and the costs related to the two generating plants acquired in April 2002 of $3 million. These increases were partially offset by $7 million less in nuclear outage costs and other operating cost reductions including savings from Exelon's Cost Management Initiative.

Depreciation
         Depreciation expenses decreased $10 million, or 13%, for the three months ended June 30, 2002 compared to the same period in the prior year due to a $16 million reduction in depreciation expense arising from the extension of the useful lives on certain generation facilities in the third quarter of 2001, partially offset by additional depreciation expense on capital additions placed in service after June 30, 2001 including the acquisition of two generating plants in April 2002.

Taxes Other Than Income
         Taxes other than income increased $2 million, or 5%, for the three months ended June 30, 2002 compared to the same period in the prior year primarily due to an increase in property taxes.

Interest Expense
         Interest expense decreased $15 million, or 58%, for the three months ended June 30, 2002, compared to the same period in the prior year. The decrease is primarily due to capitalized interest and a lower interest rate on the spent nuclear fuel obligation.

Equity in Earnings of Unconsolidated Affiliates
         Equity in earnings of unconsolidated affiliates decreased $4 million, or 31%, for the three months ended June 30, 2002 compared to the same period in the prior year. This decrease was due to a $7 million reduction in Generation's equity earnings in AmerGen, primarily due to a planned plant outage, which began in the first quarter of 2002. This decrease is partially offset by a $3 million increase in Generation's equity earnings in Sithe.

Other, net
         Other, net increased $10 million for the three months ended June 30, 2002 compared to the same period in the prior year primarily due to a $10 million increase in investment income from the nuclear decommissioning trust funds.

Income Taxes
         The effective income tax rate was unchanged at 37.7% for the three months ended June 30, 2002 and 2001.


Significant Operating Trends - Generation

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                       2002         2001     Variance      % Change
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   3,020       $3,211       $ (191)      (5.9%)

OPERATING EXPENSES
   Purchased Power                                                    1,323        1,320            3        0.2%
   Fuel                                                                 433          449          (16)      (3.6%)
   Operating and Maintenance                                            844          809           35        4.3%
   Depreciation                                                         128          167          (39)     (23.4%)
   Taxes Other Than Income                                               90           85            5        5.9%
--------------------------------------------------------------------------------------------------------
     Total Operating Expense                                          2,818        2,830          (12)      (0.4%)
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        202          381         (179)     (47.0%)
--------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
   Interest Expense                                                     (28)         (59)          31      (52.5%)
   Equity in Earnings (Losses) of Unconsolidated Affiliates, net         32           39           (7)     (17.9%)
   Other, net                                                            40           18           22      122.2%
--------------------------------------------------------------------------------------------------------
     Total Other Income and Deductions                                   44           (2)          46        n.m.
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                          246          379         (133)     (35.1%)

INCOME TAXES                                                             96          150          (54)     (36.0%)
--------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES                                                150          229          (79)     (34.4%)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
    PRINCIPLES, NET OF INCOME TAXES                                      13           12            1        8.3%
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        $     163       $  241          (78)     (32.4%)
--------------------------------------------------------------------------------------------------------

Net Income
         Generation's net income decreased by $78 million, or 32%, for the six months ended June 30, 2002 compared to the same period in 2001. Net income was adversely impacted by a lower margin on wholesale energy sales due to depressed market prices for energy, a reduced supply of low-cost nuclear generation, and increased operating and maintenance expense partially offset by an increase in revenue from affiliates and lower depreciation and interest expense.

Operating Revenues, Net of Purchased Power and Fuel
         Operating revenues, net of purchased power and fuel were $1,264 million for the six months ended June 30, 2002 compared to $1,442 million for the same period in the prior year. The $178 million, or 12%, decrease was due to lower wholesale market prices for energy, which reduced margins by $184 million, which was partially offset by increased revenues from affiliates of $26 million and lower fuel costs. The amount of low-cost nuclear generation available for sale was reduced due to an increased number of nuclear generating station refueling outages in the six months ended June 30, 2002, compared to the same period in 2001. Additionally, trading activities were initiated in April 2001. Revenue for the six months ended June 30, 2002 includes a net trading portfolio loss of $16 million compared to a net $6 million loss in the six months ended June 30, 2001.

         For the six months ended June 30, 2002 and 2001, Generation's sales and the supply of these sales excluding the trading portfolio were as follows:

                                                                                          Six Months Ended June 30,
                                                                                         ---------------------------
Sales (in GWhs)                                                                              2002              2001
---------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                                            56,044            57,309
Exelon Energy                                                                               2,605             3,006
Market Sales                                                                               39,913            36,007
---------------------------------------------------------------------------------------------------------------------
Total Sales                                                                                98,562            96,322
---------------------------------------------------------------------------------------------------------------------


                                                                                          Six Months Ended June 30,
                                                                                        ---------------------------
Supply of Sales (in GWhs)                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------
Nuclear Generation                                                                         55,886            58,410
Purchases - non-trading portfolio                                                          36,314            31,954
Fossil and Hydro Generation                                                                 6,362             5,958
---------------------------------------------------------------------------------------------------------------------
Total Supply                                                                               98,562            96,322
---------------------------------------------------------------------------------------------------------------------

         Trading volume was 22,805 GWhs and 454 GWhs for the six months ended June 30, 2002 and 2001, respectively.

         Generation's average margins on energy sales for the six months ended June 30, 2002 and 2001 are as follows:

                                                                                          Six Months Ended June 30,
                                                                                        ---------------------------
($/MWh)                                                                                      2002              2001
---------------------------------------------------------------------------------------------------------------------
Average Realized Revenue
     Energy Delivery                                                                 $     30.73     $       29.58
     Exelon Energy                                                                         45.08             39.30
     Market Sales                                                                          29.44             38.66
     Total Sales - excluding the trading portfolio                                         30.58             33.27

Average Supply Cost - excluding the trading portfolio                                      17.78             18.75

Average Margin - excluding the trading portfolio                                           12.80             14.52
---------------------------------------------------------------------------------------------------------------------

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor 91.2% for the six months ended June 30, 2002 compared to 96.2% for the same period in 2001. Generation's nuclear fleet's production costs, including AmerGen, for the six months ended June 30, 2002 were $13.38 per MWh compared to $12.34 per MWh for the same period in 2001. The lower capacity factor and increased unit production costs are primarily due to 153 planned outage days in the six months ended June 30, 2002, versus 31 days in the same period in 2001, including AmerGen. Increased unit production costs are partially offset by lower production costs due to headcount reductions and cost savings initiatives. Generation's average purchased power costs for wholesale operations were $36.76 per MWh for the six months ended June 30, 2002, compared to $41.81 per MWh for the same period in 2001. The decrease in purchase power costs was primarily due to depressed wholesale power market prices.

Operating and Maintenance
         Operating and maintenance expense increased $35 million, or 4%, for the six months ended June 30, 2002 compared to the same period in 2001. This was due to the additional operating and maintenance expense of $55 million arising from an increased number of nuclear plant refueling outages during the six months ended June 30, 2002 compared to the same period in 2001, as well as additional allocated corporate costs including executive severance. These additional expenses were offset by other operating cost reductions, including $10 million related to headcount reductions, a $10 million reduction in Generation's severance accrual and $4 million in savings from Exelon's Cost Management Initiative. The severance reduction represents a reversal of costs previously charged to operating expense.

Depreciation
         Depreciation expenses decreased $39 million, or 23%, for the six months ended June 30, 2002 compared to the same period in 2001 due to a $48 million reduction in depreciation expense arising from the extension of the useful lives on certain generation facilities commencing in the second quarter of 2001, partially offset by additional depreciation expense on capital additions placed in service after June 30, 2001, including the acquisition of two generating plants in April 2002.

Taxes Other Than Income
         Taxes other than income increased $5 million, or 6%, for the six months ended June 30, 2002 compared to the same period in 2001 due primarily to the Texas franchisee taxes related to the acquisition of two generating plants from TXU in April 2002 and an increase in property taxes.

Interest Expense
         Interest expense decreased $31 million, or 53%, for the six months ended June 30, 2002, compared to the same period in 2001. The decrease is due to capitalized interest and a lower interest rate on the spent nuclear fuel obligation.

Equity in Earnings of Unconsolidated Affiliates
         Equity in earnings of unconsolidated affiliates decreased $7 million, or 18%, for the six months ended June 30, 2002 compared to the same period in 2001. This decrease was due to a $12 million reduction in Generation's equity earnings in AmerGen, primarily due to a planned plant outage in 2002. This decrease is partially offset by an increase of $5 million in Generation's equity earnings of Sithe.

Other, net
         Other, net increased $22 million, or 122%, for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to a $22 million increase in investment income from the nuclear decommissioning trust funds.

Income Taxes
         The effective income tax rate was substantially unchanged at 39.0% for the six months ended June 30, 2002 compared to 39.6% for the same period in 2001.

Cumulative Effect of Changes in Accounting Principles
         On January 1, 2002, Generation adopted SFAS No. 141 resulting in a benefit of $13 million (net of income taxes of $9 million).

         On January 1, 2001, Generation adopted SFAS No. 133, as amended, resulting in a benefit of $12 million (net of income taxes of $7 million).


LIQUIDITY AND CAPITAL RESOURCES

         Generation's business is capital intensive and requires considerable capital resources. Generation's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financings and borrowings or capital contributions from Exelon. Generation's access to external financing at reasonable terms is dependent on Generation's credit ratings and general business condition, as well as the general business conditions of the industry. Capital resources are used primarily to fund capital requirements, including construction, investments in new and existing ventures, and repayments of maturing debt. Any potential future acquisitions could require external financing or borrowings or capital contributions for Exelon.

Cash Flows from Operating Activities
         Cash flows provided by operations were $519 million for the six months ended June 30, 2002, compared to $485 million for the same period in 2001. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Generation's affiliated companies, as well as settlements arising from Generation's trading activities. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs.

Cash Flows from Investing Activities
         Cash flows used in investing activities were $1,048 million for the six months ended June 30, 2002, compared to $99 million for the same period in 2001. Capital expenditures were $258 million and the investment in nuclear fuel was $217 million in the six months ended June 30, 2002 compared to capital expenditures of $173 million and investment in nuclear fuel of $128 million in the same period in 2001. In addition to the 2002 capital expenditures, Generation closed the purchase of two natural-gas and oil-fired plants from TXU on April 25, 2002. The $443 million purchase was funded with available cash and borrowings from Exelon. An increased number of nuclear generating station refueling outages occurred during the six months ended June 30, 2002 compared to the same period in 2001. Generation's investing activities were funded from operating activities, borrowings from Exelon and the use of available cash.

         In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate of one-month LIBOR plus 2.25%. As of June 30, 2002, AmerGen had borrowed $75 million under this agreement. In July 2002, the loan agreement and the loan were increased to $100 million and the maturity date was extended to July 1, 2003.

Cash Flows from Financing Activities
         Cash flows provided by financing activities were $329 million for the six months ended June 30, 2002, compared to cash used of $67 million for the same period in the prior year. In 2002 Generation obtained a $331 million loan from Exelon for the acquisition of two generating plants. The prior year amount represented net distributions of $121 million to Exelon and the issuance of long-term debt of $752 million. Also, in 2001 Generation repaid $696 million it had borrowed from Exelon related to the acquisition of a 49.9% interest in Sithe.

Credit Issues
         Generation meets its short-term liquidity requirements primarily through borrowings under bank credit facilities and borrowings from the Exelon intercompany utility money pool. Generation, along with Exelon, ComEd and PECO entered into a $1.5 billion unsecured 364-day revolving credit facility on December 12, 2001 with a group of banks. As of June 30, 2002, no borrowing sublimit had been established for Generation under this credit facility. This credit facility requires Generation to maintain a debt to total capitalization ratio of 65% or less. At June 30, 2002, Generation's debt to total capitalization ratio was 32%.

         Generation's access to the capital markets and its financing costs in those markets are dependent on its securities ratings. None of Generation's borrowings are subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities.

         From time to time Generation enters into interest rate swap and other derivatives that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow the counterparty to terminate the derivative and settle the transaction on a net present value basis.

         Under PUHCA and the Federal Power Act, Generation can only pay dividends from undistributed or current earnings. At June 30, 2002, Generation had undistributed earnings of $686 million.

Contractual Obligations and Commercial Commitments
         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Generation's contractual obligations and commercial commitments as of June 30, 2002 were materially unchanged, other than in the normal course of business, from the amounts set forth in the December 31, 2001 Form10-K except for the following:

o On April 25, 2002 Generation closed the purchase of two generating plants from TXU. The $443 million purchase was funded primarily with borrowings from Exelon.
o On June 26, 2002 Generation agreed to purchase Sithe New England for $543 million plus the assumption of non-recourse debt estimated to be approximately $1.2 billion at the date of purchase. The purchase is estimated to close in November 2002, subject to regulatory approval. See
     Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information about the Sithe New England acquisition.
o Purchase obligations increased by $1.2 billion, primarily due to an increase of $2.0 billion in power only purchases partially offset by a $0.8 billion decrease in net capacity purchase commitments. The increase in power only purchases is primarily due to Generation's agreement to purchase all the energy from Unit No. 1 at Three Mile Island after December 31, 2001 through December 31, 2014. This decrease in net capacity purchase commitments is due primarily to the decision not to exercise the option to purchase 2,684 MWs of capacity from Midwest Generation in 2002 and 2003 as well as the increase in capacity sales under the TXU tolling agreement.

Off Balance Sheet Obligations
         Generation owns 49.9% of the outstanding common stock of Sithe and has an option, beginning on December 18, 2002, to purchase the remaining common stock outstanding (Remaining Interest) in Sithe. The purchase option expires on December 18, 2005. In addition, the Sithe stockholders who own in the aggregate the Remaining Interest have the right to require Generation to purchase the Remaining Interest (Put Rights) during the same period in which Generation can exercise its purchase option. At the end of this exercise period, if Generation has not exercised its purchase option and the other Sithe stockholders have not exercised their Put Rights, Generation will have an additional one-time option to purchase shares from the other stockholders in Sithe to bring Generation's ownership in Sithe from the current 49.9% to 50.1% of Sithe's total outstanding common stock.

         If Generation exercises its option to acquire the Remaining Interest, or if all the other Sithe stockholders exercise their Put Rights, the purchase price for 70% of the Remaining Interest will be set at fair market value subject to a floor of $430 million and a ceiling of $650 million. The balance of the Remaining Interest will be valued at fair market value subject to a floor of $141 million and a ceiling of $330 million. In either instance, the floor and ceiling will accrue interest from the beginning of the exercise period.

         If Generation increases its ownership in Sithe to 50.1% or more, Sithe will become a consolidated subsidiary and Exelon's financial results will include Sithe's financial results from the date of purchase. At June 30, 2002, Sithe had total assets of $4.1 billion and total debt of $2.1 billion, including $1.6 billion of non-recourse project debt of which $1.0 billion is associated with Sithe New England, $0.4 billion of subordinated debt, $49 million of short-term debt, $33 million of capital leases, and excluding $411 million of non-recourse project debt associated with Sithe's equity investments. For the six months ended June 30, 2002, Sithe had revenues of $0.6 billion. As of June 30, 2002, Generation had a $725 million equity investment in Sithe. On June 26, 2002, Generation agreed to purchase Sithe New England for $543 million plus the assumption of approximately $1.2 billion of non-recourse project debt, which is expected to be outstanding at the time of the closing of the purchase. Generation expects to close the purchase of Sithe New England in November 2002, subject to regulatory approval.

         Additionally, the debt on the books of Exelon's unconsolidated equity investments and joint ventures is not reflected on Exelon's Consolidated Balance Sheets. Total investee debt, at June 30, 2002 including the debt of Sithe described in the preceding paragraph, is currently estimated to be $2.3 billion ($1.2 billion based on Exelon's ownership interest of the investments).

         Generation and British Energy, Generation's joint venture partner in AmerGen, have each agreed to provide up to $100 million to AmerGen at any time for operating expenses.

Other Factors
         Generation is a counterparty to Dynegy in various energy transactions. In early July 2002, the credit ratings of Dynegy were downgraded by two credit rating agencies to below investment grade. As of July 29, 2002, Generation had a net receivable from Dynegy of less than $5 million, and consistent with the terms of the existing credit arrangement, has requested collateral in support of this receivable. Generation also has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station, a 1,040 MW gas-fired qualified facility that has an energy only long-term tolling arrangement with Dynegy, with a related financial swap arrangement. As of June 30, 2002, Sithe had recognized an asset on its balance sheet related to the fair value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to write-off the fair value asset, which Generation estimates would result in an approximate $15 million reduction in its equity earnings from Sithe, based on Generation's current 49.9% investment ownership in Sithe. Additionally, the future economic value of Sithe's investment in the Independence Station and AmerGen's purchased power arrangement with Illinois Power, a subsidiary of Dynegy, could be impacted by events related to Dynergy's financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risk
Generation
         Generation's energy contracts are accounted for under SFAS No. 133. Most non-trading contracts qualify for a normal purchases and normal sales exception. Those that do not are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying cash-flow hedge contracts are recorded in accumulated other comprehensive income, and gains and losses are recognized in earnings when the underlying transaction matures. Mark-to-market gains and losses on other derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts are recognized in earnings on a current basis. Amounts recognized in earnings related to energy contracts for the three months ended June 30, 2002 and 2001 include $17 million of realized gains from cash-flow hedge contract settlements and $5 million in non-cash mark-to-market losses on other derivative contracts, and for the six months ended June 30, 2002 include $54 million of realized gains from cash-flow hedge contract settlements and $2 million in non-cash mark-to market losses on other derivative contracts.

         Outlined below is a summary of the changes in fair value for those contracts included as assets and liabilities in Exelon and Generation's Consolidated Balance Sheet for the three months and six months ended June 30, 2002:

                                                                                    Three Months Ended June 30, 2002
                                                                                    --------------------------------
(in millions)                                                                        Non-trading            Trading
---------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of April 1, 2002                                $      (38)       $       10
    Change in fair value during the three months ended June 30, 2002:
        Contracts settled during period                                                       (20)                7
        Mark-to-market gain/(loss) on contracts settled during the period                      10                (7)
        Mark to market gain/(loss) on other contracts                                          29                (9)
        Changes in fair value attributable to changes in valuation techniques and
          assumptions                                                                          --                --
---------------------------------------------------------------------------------------------------------------------
    Total change in fair value                                                                 19                (9)
---------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30, 2002                                   $      (19)       $        1
---------------------------------------------------------------------------------------------------------------------

         The total  change in fair value  during the three months ended June 30,
2002 is reflected in the 2002 financial statements as follows:
                                                                                     Non-trading            Trading
---------------------------------------------------------------------------------------------------------------------
Mark-to-market gain/(loss) on trading activities and non-qualifying
    hedge contracts or hedge ineffectiveness reflected in earnings                     $        4        $       (9)
Mark-to-market gain/(loss) on cash-flow hedge contracts reflected in
    Other Comprehensive Income                                                                 15                --
---------------------------------------------------------------------------------------------------------------------
Total change in fair value                                                             $       19        $       (9)
---------------------------------------------------------------------------------------------------------------------

                                                                                     Six Months Ended June 30, 2002
                                                                                    --------------------------------
(in millions)                                                                        Non-trading            Trading
------------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of January 1, 2002                              $       78        $       14
    Change in fair value during the six months ended June 30, 2002:
        Contracts settled during period                                                       (64)                3
        Mark-to-market gain/(loss) on contracts settled during the period                      21                (8)
        Mark to market gain/(loss) on other contracts                                         (54)               (8)
        Changes in fair value attributable to changes in valuation techniques and
          assumptions                                                                          --                --
------------------------------------------------------------------------------------------------------------------------
    Total change in fair value                                                                (97)              (13)
------------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30, 2002                                   $      (19)       $        1
------------------------------------------------------------------------------------------------------------------------

         The total  change in fair value  during  the six months  ended June 30,
2002 is reflected in the 2002 financial statements as follows:
                                                                                     Non-trading            Trading
------------------------------------------------------------------------------------------------------------------------
Mark-to-market gain/(loss) on trading activities and non-qualifying
    hedge contracts or hedge ineffectiveness reflected in earnings                     $       10        $      (13)
Mark-to-market gain/(loss) on cash-flow hedge contracts reflected in
    Other Comprehensive Income                                                               (107)               --
------------------------------------------------------------------------------------------------------------------------
Total change in fair value                                                             $      (97)       $      (13)
------------------------------------------------------------------------------------------------------------------------

         The majority of Generation's contracts are non-exchange traded contracts valued using prices provided by external sources, which primarily represent price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask midpoint prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, by region and by product. The remainder of the assets represent contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model, and other valuation techniques and are discounted using a risk-free interest rate. The fair values in each category reflect the level of forward prices and volatility factors as of June 30, 2002 and may change as a result of future changes in these factors.

         Mark-to market gains and losses on qualifying cash-flow hedge contracts are recorded in accumulated other comprehensive income, and will be reclassified into earnings when the contract settles. Mark-to-market gains and losses on derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts have been recognized in earnings on a current basis. The maturities, or expected settlement dates, of the qualifying cash flow hedge contracts recorded in accumulated other comprehensive income, and the other non-trading and trading derivative contracts and sources of fair value as of June 30, 2002 are as follows:

                                                                                    Maturities within
                                                              ---------------------------------------    Total Fair
(in millions)                                                  1 Year        2-3 Years      4-5 Years         Value
---------------------------------------------------------------------------------------------------------------------
Non-trading, qualifying cash flow hedge contracts (1):
   Prices provided by other external sources                $      --        $     (24)      $     (6)    $     (30)
---------------------------------------------------------------------------------------------------------------------
  Total                                                     $      --        $     (24)      $     (6)    $     (30)
---------------------------------------------------------------------------------------------------------------------

Non-trading, other derivative contracts (2):
   Actively quoted prices                                   $       4        $      --       $     --     $       4
   Prices provided by other external sources                       22               11              5            38
   Prices based on model or other valuation methods                (8)              (6)           (17)          (31)
---------------------------------------------------------------------------------------------------------------------
  Total                                                     $      18        $       5       $    (12)    $      11
---------------------------------------------------------------------------------------------------------------------

Trading, other derivative contracts (3):
   Actively quoted prices                                   $       1        $      --       $     --     $       1
   Prices provided by other external sources                       (3)              (3)            --            (6)
   Prices based on model or other valuation methods                 4                2             --             6
---------------------------------------------------------------------------------------------------------------------
  Total                                                     $       2        $      (1)      $     --     $       1
---------------------------------------------------------------------------------------------------------------------

(1)  Mark-to-market  gains and losses on  contracts  that  qualify as  cash-flow hedges are recorded in other comprehensive income.
(2)  Mark-to-market  gains and losses on other non-trading  derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.
(3)  Mark-to-market gains and losses on trading contracts are recorded in earnings.

Credit Risk
Exelon and Generation

         Generation is a counterparty to Dynegy in various energy transactions. In early July 2002, the credit ratings of Dynegy were downgraded by two credit rating agencies to below investment grade. As of July 29, 2002, Generation had a net receivable from Dynegy of less than $5 million, and consistent with the terms of the existing credit arrangement, has requested collateral in support of this receivable. Generation also has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station, a 1,040 MW gas-fired qualified facility that has an energy only long-term tolling arrangement with Dynegy, with a related financial swap arrangement. As of June 30, 2002, Sithe had recognized an asset on its balance sheet related to the fair value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to write-off the fair value asset, which Generation estimates would result in an approximate $15 million reduction in its equity earnings from Sithe, based on Generation's current 49.9% investment ownership in Sithe. Additionally, the future economic value of Sithe's investment in the Independence Station and AmerGen's purchased power arrangement with Illinois Power, a subsidiary of Dynegy, could be impacted by events related to Dynergy's financial condition.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously reported in Exelon's March 2002 Form 10-Q, on May 8, 2002, a class action lawsuit was filed against Exelon on behalf of purchasers of Exelon securities between April 24, 2001 and September 27, 2001 (Class Period). The lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that Exelon violated Federal securities laws by issuing a series of materially false and misleading statements relating to its 2001 earnings expectations during the Class Period. Corbin A. McNeill, Jr., John Rowe and Ruth Ann Gillis were also named as defendants. Between May 8 and June 14, 2002, an additional five nearly identical class actions lawsuits were filed. On May 30 and July 2, 2002, the Court consolidated the cases into one lawsuit. Exelon believes that the lawsuit is without merit and will vigorously contest this matter.

         As previously reported in the 2001 Form 10-K and the March 2002 Form 10-Q, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement of an Illinois law amendment, which removed the entitlement of those facilities to receive state-subsidized payments for electricity sold to ComEd after March 15, 1996, violated their rights under the Federal and state constitutions. Subsequently, the developers filed complaints alleging that ComEd breached the contracts in question and requested damages reflecting the state-subsidized rate to which the developers claim they were entitled under their contracts. In July 2002, certain of the plaintiffs produced an expert report claiming approximately $175 million in damages, a quantification ComEd vigorously disputes. Virtually all parties have filed motions for summary judgment. ComEd is contesting each case and has filed its motion for summary judgment arguing that, as a matter of law, it did not breach any of the contracts.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information regarding the submission of matters to a vote of security holders is presented in the Form 10-Q for the Quarterly period ended March 31, 2002.

ITEM 5.  OTHER INFORMATION


ComEd
         On May 28, 2002, ComEd filed a declaration with the FERC to join PJM. ComEd committed to place its transmission system under the control of an independent transmission company that would operate within PJM West, which would be managed by National Grid USA and would also include the transmission systems of American Electric Power East and Illinois Power.

         On July 19, 2002, ComEd filed a request with the ICC to revise the POLR obligation in Illinois. ComEd is seeking permission from the ICC to limit the availability by June 2006 of Rate 6L for 370 of ComEd's largest energy customers with demands of at least three MWs, totaling approximately 2,500 MWs. Rate 6L is a bundled fixed rate offered to large customers including heavy industrial plants, large office buildings, government facilities and a variety of other businesses. The ICC has 120 days to act on the filing or it will be deemed approved.

         On August 1, 2002, ComEd set a new record for highest peak load experienced to date of 21,852 MWs.

PECO
         As previously disclosed in the 2001 Form 10-K, in February 2002, New Power notified PECO of its intent to withdraw from providing Competitive Default Service ("CDS") to approximately 180,000 residential customers. As a result of that withdrawal, those CDS customers were returned to PECO in the second quarter of 2002. Pursuant to a tariff filing approved by the Pennsylvania Public Utility Commission, PECO will serve those returned customers at the discount energy rates on generation provided for under the original New Power CDS Agreement for the remaining term of that contract. Subsequently, in the second quarter of 2002, New Power also advised PECO it planned to withdraw from serving all of its customers in Pennsylvania, including approximately 15,000 non-CDS PECO customers, and to return those customers to PECO in September 2002.

         On July 29, 2002, PECO set a new record for highest peak load experienced to date of 8,193 MWs.

Generation

         On April 25, 2002, Generation completed the purchase of two TXU Energy power plants located in Dallas and Fort Worth areas for 443 million. The agreement was first announced in December 2001. The purchase includes the 893 MW Mountain Creek Steam Electric Station in Dallas and the 1,441 MW Handley Steam Electric Station in Fort Worth. The purchase was funded with available cash and commercial paper.

         On June 21, 2002, Generation signed an agreement with Peoples Calumet, LLC to form Southeast Chicago Energy Project, LLC. Southeast Chicago Energy Project LLC will operate a 350MW simple cycle peaking power generating facility consisting of 8 turbines located in Chicago. As of June 30, 2002 Generation's investment in the Southeast Chicago Project, LLC was $166 million.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:


         99.1 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by John W. Rowe and Ruth Ann M. Gillis for Exelon Corporation.

         99.2 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Frank M. Clark for Commonwealth Edison Company.

         99.3 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Robert E. Berdelle for Commonwealth Edison Company.

         99.4 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Kenneth G. Lawrence for PECO Energy Company.

         99.5 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Frank F. Frankowski for PECO Energy Company.

         99.6 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Oliver D. Kingsley for Exelon Generation Company, LLC.

         99.7 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Ruth Ann M. Gillis for Exelon Generation Company, LLC.

         99.8 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Index to Financial Statements of Exelon Generation Company, LLC, filed by Exelon Generation Company, LLC with the Securities Exchange Commission on April 24, 2002 on Registration Statement Form S-4 (File No. 333-85496).

(b)      Reports on Form 8-K:

                  Exelon filed Current Reports on Form 8-K during the three months ended June 30, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
--------------------------------------------------------------------------------
         April 2, 2002              "ITEM 5. OTHER EVENTS"  regarding an interim
                                    order  in  Commonwealth   Edison's  Delivery
                                    Services Rate Case.

         April 4, 2002              "ITEM  5.  OTHER   EVENTS"   regarding   the
                                    announcement that an indirect subsidiary of Exelon filed for protection under Chapter 11 of the Bankruptcy Code.

         April 10, 2002             "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    a presentation by  representatives  of Power
                                    Team,     Generation's    Power    Marketing
                                    Organization,  to Capital  Group  Companies.
                                    The exhibit includes the slides used during the presentation.

         April 19, 2002             "ITEM 5.  OTHER  EVENTS  and  REGULATION  FD
                                    DISCLOSURE"  regarding the announcement that
                                    Ruth Ann M. Gillis, Senior Vice President and Chief Financial Officer, will become
                                    Senior Vice President and President,  Exelon
                                    Business Services Company.

         April 22, 2002             "ITEM 5. OTHER  EVENTS"  reporting  Exelon's
                                    first quarter 2002 earnings results.  Exelon
                                    also  announced  that Nicholas  DeBenedictis
                                    was  elected  to the board of  directors  of
                                    Exelon  Corporation.  "ITEM 9. REGULATION FD
                                    DISCLOSURE"   regarding  highlights  of  the
                                    Exelon  First  Quarter  Earnings  Conference
                                    Call.


         May 2, 2002                "ITEM  5.  OTHER   EVENTS"   regarding   the
                                    announcement   of  the   completion  of  the
                                    purchase of two TXU Corp. power plants.

         May 14, 2002               "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    a presentation by Ruth Ann M. Gillis, Senior
                                    Vice    President    and   CFO   of   Exelon
                                    Corporation,  to  investors  at the  Salomon
                                    Smith  Barney  Power & Merchant  Energy 2002
                                    Conference.  The exhibits include the slides
                                    used  and  copies  of  the  materials   made
                                    available   to   investors   attending   the
                                    conference.

         May 17, 2002               "ITEM    5.    OTHER    EVENTS"    regarding
                                    Commonwealth Edison's resolution of a FERC reporting issue with Illinois Regulators.

         May 22, 2002               "ITEM 5. OTHER  EVENTS"  regarding  Exelon's
                                    affirmation of Power Team's delivery-based trading strategy.

         May 22, 2002               "ITEM   9.    REGULATION   FD    DISCLOSURE"
                                    representatives    of   Exelon   Corporation
                                    attended  the  Edison  Electric  Institute's
                                    International Finance Conference held in New
                                    York. The exhibits include the materials made available at the conference.

         May 23, 2002               "ITEM 5. OTHER  EVENTS"  regarding  Exelon's
                                    response  to FERC  that  Power  Team did not
                                    engage in any of the strategies put forth in
                                    the Enron Corp. (Enron) memos referred to in
                                    FERC's  data  request.  A copy  of  Exelon's
                                    response  to  the  FERC  data   request  was
                                    included as an exhibit.

         June 10, 2002              "ITEM 5. OTHER  EVENTS"  regarding  Exelon's
                                    reaffirmation  of  the  company's   earnings
                                    outlook for 2002 and the announcement that it will host an investor conference.

         June 12, 2002              "ITEM 9.  REGULATION FD DISCLOSURE"  John W.
                                    Rowe,  President  and CEO of Exelon,  made a
                                    presentation  to  investors  at the Deutsche
                                    Bank  Electric  and  Power  Conference.  The
                                    exhibits include the presentation slides and
                                    other   materials   made  available  at  the
                                    conference.

         June 20, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  senior
                                    officers of Exelon made presentations at the Exelon Investor Conference in New York City.
                                    The exhibits include the presentation slides and other materials made available at the conference.

         June 20, 2002              "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    additional information management provided during Exelon's Investor Conference in New
                                    York on June 20, 2002.

         June 27, 2002              "ITEM 5.  OTHER  EVENTS" a note to  Exelon's
                                    financial    community    regarding   Exelon
                                    Generation's agreement to purchase Sithe New
                                    England Holdings, LLC.

--------------------------------------------------------------------------------

                  ComEd filed Current Reports on Form 8-K during the three months ended June 30, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
--------------------------------------------------------------------------------

         April 2, 2002              "ITEM 5. OTHER EVENTS"  regarding an interim
                                    order  in  Commonwealth   Edison's  Delivery
                                    Services Rate Case.

         April 22, 2002             "ITEM 5. OTHER  EVENTS"  reporting  Exelon's
                                    first quarter 2002 earnings results.  Exelon
                                    also  announced  that Nicholas  DeBenedictis
                                    was  elected  to the board of  directors  of
                                    Exelon  Corporation.  "ITEM 9. REGULATION FD
                                    DISCLOSURE"   regarding  highlights  of  the
                                    Exelon  First  Quarter  Earnings  Conference
                                    Call.

         May 14, 2002               "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    a presentation by Ruth Ann M. Gillis, Senior
                                    Vice    President    and   CFO   of   Exelon
                                    Corporation,  to  investors  at the  Salomon
                                    Smith  Barney  Power & Merchant  Energy 2002
                                    Conference.  The exhibits include the slides
                                    used  and  copies  of  the  materials   made
                                    available   to   investors   attending   the
                                    conference.

         May 17, 2002               "ITEM    5.    OTHER    EVENTS"    regarding
                                    Commonwealth Edison's resolution of a FERC reporting issue with Illinois Regulators.

         May 22, 2002               "ITEM   9.    REGULATION   FD    DISCLOSURE"
                                    representatives    of   Exelon   Corporation
                                    attended  the  Edison  Electric  Institute's
                                    International Finance Conference held in New
                                    York. The exhibits include the materials made available at the conference.

         June 12, 2002              "ITEM 9.  REGULATION FD DISCLOSURE"  John W.
                                    Rowe,  President  and CEO of Exelon,  made a
                                    presentation  to  investors  at the Deutsche
                                    Bank  Electric  and  Power  Conference.  The
                                    exhibits include the presentation slides and
                                    other   materials   made  available  at  the
                                    conference.

         June 20, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  senior
                                    officers of Exelon made presentations at the Exelon Investor Conference in New York City.
                                    The exhibits include the presentation slides and other materials made available at the conference.

         June 20, 2002              "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    additional  information  management provided
                                    during Exelon's  Investor  Conference in New
                                    York on June 20, 2002.
--------------------------------------------------------------------------------

                  PECO filed Current Reports on Form 8-K during the three months ended June 30, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
--------------------------------------------------------------------------------

         April 22, 2002             "ITEM 5. OTHER  EVENTS"  reporting  Exelon's
                                    first quarter 2002 earnings results.  Exelon
                                    also  announced  that Nicholas  DeBenedictis
                                    was  elected  to the board of  directors  of
                                    Exelon  Corporation.  "ITEM 9. REGULATION FD
                                    DISCLOSURE"   regarding  highlights  of  the
                                    Exelon  First  Quarter  Earnings  Conference
                                    Call.

         May 14, 2002               "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    a presentation by Ruth Ann M. Gillis, Senior
                                    Vice    President    and   CFO   of   Exelon
                                    Corporation,  to  investors  at the  Salomon
                                    Smith  Barney  Power & Merchant  Energy 2002
                                    Conference.  The exhibits include the slides
                                    used  and  copies  of  the  materials   made
                                    available   to   investors   attending   the
                                    conference.

         May 22, 2002               "ITEM   9.    REGULATION   FD    DISCLOSURE"
                                    representatives    of   Exelon   Corporation
                                    attended  the  Edison  Electric  Institute's
                                    International Finance Conference held in New
                                    York. The exhibits include the materials made available at the conference.

         June 12, 2002              "ITEM 9.  REGULATION FD DISCLOSURE"  John W.
                                    Rowe,  President  and CEO of Exelon,  made a
                                    presentation  to  investors  at the Deutsche
                                    Bank  Electric  and  Power  Conference.  The
                                    exhibits include the presentation slides and
                                    other   materials   made  available  at  the
                                    conference.

         June 20, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  senior
                                    officers of Exelon made presentations at the Exelon Investor Conference in New York City.
                                    The exhibits include the presentation slides and other materials made available at the conference.

         June 20, 2002              "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    additional information management provided during Exelon's Investor Conference in New
                                    York on June 20, 2002.

--------------------------------------------------------------------------------


                  Generation filed Current Reports on Form 8-K during the three months ended June 30, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
--------------------------------------------------------------------------------
         May 2, 2002                "ITEM  5.  OTHER   EVENTS"   regarding   the
                                    announcement   of  the   completion  of  the
                                    purchase of two TXU Corp. power plants.

         May 14, 2002               "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    a presentation by Ruth Ann M. Gillis, Senior
                                    Vice    President    and   CFO   of   Exelon
                                    Corporation,  to  investors  at the  Salomon
                                    Smith  Barney  Power & Merchant  Energy 2002

                                    Conference.  The exhibits include the slides
                                    used  and  copies  of  the  materials   made
                                    available   to   investors   attending   the
                                    conference.

         May 22, 2002               "ITEM 5. OTHER  EVENTS"  regarding  Exelon's
                                    affirmation of Power Team's delivery-based trading strategy.

         May 22, 2002               "ITEM   9.    REGULATION   FD    DISCLOSURE"
                                    representatives    of   Exelon   Corporation
                                    attended  the  Edison  Electric  Institute's
                                    International Finance Conference held in New
                                    York. The exhibits include the materials made available at the conference.

         May 23, 2002               "ITEM 5. OTHER  EVENTS"  regarding  Exelon's
                                    response  to FERC  that  Power  Team did not
                                    engage in any of the strategies put forth in
                                    the Enron  memos  referred to in FERC's data
                                    request.  A copy of Exelon's response to the
                                    FERC  data   request  was   included  as  an
                                    exhibit.

         June 12, 2002              "ITEM 9.  REGULATION FD DISCLOSURE"  John W.
                                    Rowe,  President  and CEO of Exelon,  made a
                                    presentation  to  investors  at the Deutsche
                                    Bank  Electric  and  Power  Conference.  The
                                    exhibits include the presentation slides and
                                    other   materials   made  available  at  the
                                    conference.

         June 20, 2002              "ITEM 9.  REGULATION FD  DISCLOSURE"  senior
                                    officers of Exelon made presentations at the Exelon Investor Conference in New York City.
                                    The exhibits include the presentation slides and other materials made available at the conference.

         June 20, 2002              "ITEM 9. REGULATION FD DISCLOSURE" regarding
                                    additional information management provided during Exelon's Investor Conference in New
                                    York on June 20, 2002.

         June 27, 2002              "ITEM 5.  OTHER  EVENTS" a note to  Exelon's
                                    financial    community    regarding   Exelon
                                    Generation's agreement to purchase Sithe New
                                    England Holdings, LLC.

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EXELON CORPORATION


                       /s/ John W. Rowe
                       --------------------------------
                            JOHN W. ROWE
                            President and CEO


                       /s/ Ruth Ann M. Gillis
                       --------------------------------
                            RUTH ANN M. GILLIS
                            Senior Vice President and Chief Financial Officer


                       /s/ Matthew F. Hilzinger
                       --------------------------------
                            MATTHEW F. HILZINGER
                            Vice President and Corporate Controller
                            (Principal Accounting Officer)



August 6, 2002

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      COMMONWEALTH EDISON COMPANY


                       /s/ Pamela B. Strobel
                       --------------------------------
                            PAMELA B. STROBEL
                            Chairman and CEO
                            Exelon Energy Delivery


                       /s/ Frank M. Clark
                       --------------------------------
                            FRANK M. CLARK
                            President


                       /s/ Robert E. Berdelle
                       --------------------------------
                            ROBERT E. BERDELLE
                            Vice President and Chief Financial Officer
                            (Principal Accounting Officer)



August 6, 2002

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PECO ENERGY COMPANY


                       /s/ Pamela B. Strobel
                       --------------------------------
                            PAMELA B. STROBEL
                            Chairman and CEO
                            Exelon Energy Delivery


                       /s/ Ken G. Lawrence
                       --------------------------------
                            KEN G. LAWRENCE
                            President


                      /s/ Frank F. Frankowski
                      ---------------------------------
                            FRANK F. FRANKOWSKI
                            Vice President and Chief Financial Officer
                           (Principal Accounting Officer)



August 6, 2002

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EXELON GENERATION COMPANY, LLC


                       /s/ Oliver D. Kingsley Jr.
                       --------------------------------
                            OLIVER D. KINGSLEY JR.
                            CEO and President


                       /s/ Ruth Ann M. Gillis
                       --------------------------------
                            RUTH ANN M. GILLIS
                            Senior Vice President and Chief Financial Officer Exelon Corporation
                            (Principal Financial Officer)


August 6, 2002