Form 10-Q/A
period 2002-03-31
EXELON GENERATION CO LLC; EXELON CORP
filed 2002-10-31
CIK 1168165, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                          P.O. Box 805379
                          Chicago, Illinois 60680-5379
                          (312) 394-7398
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

     The number of shares outstanding of each registrant's common stock as of May 3, 2002 was as follows:

     Exelon Corporation Common Stock, without par value             322,006,807
     Exelon Generation Company, LLC                              not applicable

                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
  Explanatory Note                                                                                                3
  Filing Format                                                                                                   3
  Forward-Looking Statements                                                                                      3

  PART I.   FINANCIAL INFORMATION                                                                                 4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                  4
                  Exelon Corporation
                           Condensed Consolidated Statements of Income and Comprehensive Income                   5
                           Condensed Consolidated Balance Sheets                                                  6
                           Condensed Consolidated Statements of Cash Flows                                        8
                  Exelon Generation Company, LLC
                           Condensed Consolidated Statements of Income and Comprehensive Income                   9
                           Condensed Consolidated Balance Sheets                                                 10
                           Condensed Consolidated Statements of Cash Flows                                       12
                  Notes to Condensed Consolidated Financial Statements                                           13

  PART II. OTHER INFORMATION                                                                                     31
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                     31

SIGNATURES                                                                                                       33

CERTIFICATIONS                                                                                                   34

Explanatory Note
     This amendment to Exelon Corporation's (Exelon) and Exelon Generation Company, LLC's (Generation) quarterly report on Form 10-Q for the quarter ended March 31, 2002 reflects a restatement as a result of a $101 million double posting of deferred income taxes recorded associated with unrealized losses on Generation's nuclear decommissioning trust fund securities. Additionally, Exelon and Generation determined that Other Comprehensive Income should be restated for the amount of $27 million to reflect Generation's ownership interest in the Other Comprehensive Income of its equity investments in AmerGen Energy Company, LLC and Sithe Energies Inc. Earnings per share, net income and cash flow for the periods are not affected by the restatements. However, Other Comprehensive Income, which is a component of Shareholders' Equity, will be reduced by a total of $128 million as of December 31, 2001, and by $122 million in the first quarter of 2002 as a result of the revision. See Note 2. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatements.

Filing Format
     This combined Form 10-Q is being filed separately by Exelon Corporation, and Exelon Generation Company, LLC (Registrants). Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION
------------------

                                       EXELON CORPORATION AND SUBSIDIARY COMPANIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       (Unaudited)
                                                                                       Three Months Ended March 31,
                                                                                      ---------------------------------
(in millions, except per share data)                                                             2002          2001
                                                                                           (Restated)
                                                                                        (See Note 2.)
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                            $ 3,870      $  3,823

OPERATING EXPENSES
     Fuel and Purchased Power                                                                   1,621         1,320
     Purchases Power from Affiliate                                                                56            10
     Operating and Maintenance                                                                  1,067         1,058
     Depreciation and Amortization                                                                335           378
     Taxes Other Than Income                                                                      186           168
-----------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                                                3,265         2,934
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                  605           889
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                            (249)         (292)
     Distributions on Preferred Securities of Subsidiaries                                        (11)          (11)
     Equity in Earnings of Unconsolidated Affiliates, net                                          13            18
     Other, net                                                                                    28            55
-----------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                       (219)         (230)
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGES IN ACCOUNTING PRINCIPLES                                                            386           659
INCOME TAXES                                                                                      148           272
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                                          238           387
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES (net of income taxes of $90 and $8 for the three
   months ended March 31, 2002 and 2001, respectively)                                           (230)           12
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                          8           399

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
       SFAS 133 Transition Adjustment                                                              --            44
       Cash Flow Hedge Fair Value Adjustment                                                      (58)          (21)
       Unrealized Gain (Loss) on Marketable Securities, net                                       (15)         (124)
       Equity in Other Comprehensive Income of Unconsolidated Affiliates                            6            --
-----------------------------------------------------------------------------------------------------------------------
       Total Other Comprehensive Income (Loss)                                                    (67)         (101)
-----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                             $   (59)     $    298
=======================================================================================================================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                                                321           320
=======================================================================================================================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                                              323           324
=======================================================================================================================

EARNINGS PER AVERAGE COMMON SHARE:
     BASIC:
     Income Before Cumulative Effect of Changes in Accounting Principles                      $   0.74     $   1.21
     Cumulative Effect of Changes in Accounting Principles                                       (0.72)        0.04
-----------------------------------------------------------------------------------------------------------------------
     Net Income                                                                               $   0.02     $   1.25
=======================================================================================================================

     DILUTED:
     Income Before Cumulative Effect of Changes in Accounting Principles                          $ 0.73   $   1.19
     Cumulative Effect of Changes in Accounting Principles                                       (0.71)        0.04
-----------------------------------------------------------------------------------------------------------------------
     Net Income                                                                               $   0.02     $   1.23
=======================================================================================================================

DIVIDENDS PER COMMON SHARE                                                                    $   0.44     $   0.55
=======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                                                           5

                                       EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                        March 31,      December 31,
(in millions)                                                                                2002              2001
                                                                                       (Restated)        (Restated)
                                                                                    (See Note 2.)     (See Note 2.)
-----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $     696         $     485
     Restricted Cash                                                                          237               372
     Accounts Receivable, net                                                               1,962             2,115
     Receivable from Unconsolidated Affiliate                                                  73                44
     Inventories, at average cost                                                             457               471
     Other                                                                                    482               295
-----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               3,907             3,782
-----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         14,059            13,781

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                      6,338             6,423
     Nuclear Decommissioning Trust Funds                                                    3,161             3,165
     Investments                                                                            1,748             1,623
     Goodwill, net                                                                          4,971             5,335
     Other                                                                                    685               708
-----------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                            16,903            17,254
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  34,869         $  34,817
=======================================================================================================================

                                See Notes to Condensed Consolidated Financial Statements

                                                           6

                                       EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)


                                                                                        March 31,        December 31,
(in millions)                                                                                2002                2001
                                                                                       (Restated)          (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     438         $     360
     Long-Term Debt Due within One Year                                                     1,613             1,406
     Accounts Payable                                                                       1,078               964
     Accrued Expenses                                                                       1,133             1,182
     Other                                                                                    499               505
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          4,761             4,417
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                             12,609            12,876

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  4,423             4,388
     Unamortized Investment Tax Credits                                                       312               316
     Nuclear Decommissioning Liability for Retired Plants                                   1,367             1,353
     Pension Obligation                                                                       318               334
     Non-Pension Postretirement Benefits Obligation                                           860               847
     Spent Nuclear Fuel Obligation                                                            847               843
     Other                                                                                    830               728
------------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       8,957             8,809
------------------------------------------------------------------------------------------------------------------------

PREFERRED SECURITIES OF SUBSIDIARIES                                                          613               613

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           6,950             6,930
     Deferred Compensation                                                                     (1)               (2)
     Retained Earnings                                                                      1,073             1,200
     Accumulated Other Comprehensive Income                                                   (93)              (26)
------------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         7,929             8,102
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  34,869         $  34,817
========================================================================================================================


            See Notes to Condensed Consolidated Financial Statements

                                       EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     -----------------------------------
(in millions)                                                                                2002              2001
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $       8           $   399
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          427               490
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            230               (12)
       Provision for Uncollectible Accounts                                                    29                30
       Deferred Income Taxes                                                                   67                65
       Deferred Energy Costs                                                                   34               (29)
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                          (13)              (18)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              10                15
       Other Operating Activities                                                             111               (33)
     Changes in Working Capital:
       Accounts Receivable                                                                     58                57
       Inventories                                                                             13                60
       Accounts Payable, Accrued Expenses and Other Current Liabilities                        (7)             (164)
       Other Current Assets                                                                  (134)              (63)
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               833               797
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (560)             (447)
     Acquisitions - Enterprises, net of cash acquired                                          --               (38)
     Proceeds from Nuclear Decommissioning Trust Funds                                        580               333
     Investment in Nuclear Decommissioning Trust Funds                                       (605)             (354)
     Note Receivable from Unconsolidated Affiliate                                            (46)               --
     Other Investing Activities                                                                (6)              (11)
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (637)             (517)
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               408               827
     Retirement of Long-Term Debt                                                            (471)           (1,029)
     Change in Short-Term Debt                                                                 78               257
     Dividends on Common Stock                                                               (141)             (176)
     Change in Restricted Cash                                                                135               104
     Proceeds from Stock Option Exercises                                                      18                36
     Other Financing Activities                                                               (12)               --
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Financing Activities                                                15                19
------------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                         211               299


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              485               526
------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     696           $   825
========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash Investing and Financing Activities:
     Regulatory Asset Fair Value Adjustment                                                    --           $   347


                                See Notes to Condensed Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC
------------------------------

                                 EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     ------------------------------
(in millions)                                                                                    2002          2001
                                                                                           (Restated)
                                                                                        (See Note 2.)
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                                                        $1,083       $   914
     Operating Revenues from Affiliates                                                           892           714
-----------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                                               1,975         1,628
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                                                   1,270           800
     Purchased Power from Affliates                                                                72            18
     Operating and Maintenance                                                                    428           397
     Operating and Maintenance Expense from Affiliates                                              4             7
     Depreciation and Amortization                                                                 63            92
     Taxes Other Than Income                                                                       49            46
-----------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                                                1,886         1,360
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                   89           268
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                             (17)          (18)
     Interest Expense from Affiliates                                                              --           (15)
     Equity in Earnings of Unconsolidated Affiliates                                               23            26
     Other, net                                                                                    16             4
-----------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                         22            (3)
-----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING PRINCIPLES                                                               111           265

INCOME TAXES                                                                                       45           107
-----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                                           66           158

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                              13            12
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                     $   79       $   170
-----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
     Other Comprehensive Income (Loss):
       SFAS 133 Transition Adjustment                                                              --             4
       Unrealized Loss on Marketable Securities                                                    (9)         (120)
       Cash Flow Hedge Fair Value Adjustment                                                      (74)           (1)
       Equity in Other Comprehensive Income of Unconsolidated Affiliates                            6            --
-----------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                                                  (77)         (117)
-----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                              $    2       $    53
=======================================================================================================================


                                See Notes to Condensed Consolidated Financial Statements

                                 EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)


                                                                                        March 31,        December 31,
(in millions)                                                                                2002                2001
                                                                                       (Restated)          (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
-----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $     355         $     224
     Accounts Receivable, net                                                                 422               466
     Receivables from Affiliates                                                              241               339
     Inventories, at average cost                                                             343               307
     Other                                                                                     89                65
-----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               1,450             1,401
-----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          2,173             2,003

DEFERRED DEBITS AND OTHER ASSETS
     Nuclear Decommissioning Trust Funds                                                    3,161             3,165
     Investments                                                                              870               816
     Notes Receivable from Affiliates                                                         277               291
     Deferred Income Taxes                                                                    264               212
     Other                                                                                    188               223
-----------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                             4,760             4,707
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $   8,383         $   8,111
=======================================================================================================================


                                See Notes to Condensed Consolidated Financial Statements


                                                           10

                                 EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)



                                                                                        March 31,        December 31,
(in millions)                                                                                2002                2001
                                                                                       (Restated)          (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                                 $       5         $       4
     Accounts Payable                                                                         675               585
     Accrued Expenses                                                                         399               303
     Deferred Income Taxes                                                                      7                 7
     Other                                                                                    183               171
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,269             1,070
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              1,020             1,021

DEFERRED CREDITS AND OTHER LIABILITIES
     Unamortized Investment Tax Credits                                                       232               234
     Nuclear Decommissioning Liability                                                      1,367             1,353
     Pension Obligation                                                                       104               118
     Non-Pension Postretirement Benefits Obligation                                           385               384
     Spent Nuclear Fuel Obligation                                                            847               843
     Other                                                                                    349               280
------------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,284             3,212
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY
     Membership Interest                                                                    2,368             2,368
     Undistributed Earnings                                                                   550               471
     Accumulated Other Comprehensive Income                                                  (108)              (31)
------------------------------------------------------------------------------------------------------------------------
         Total Member's Equity                                                              2,810             2,808
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                                   $   8,383         $   8,111
========================================================================================================================


                                See Notes to Condensed Consolidated Financial Statements


                                                           11

                                 EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     -----------------------------------
(in millions)                                                                                2002              2001
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $     79          $    170
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          155               192
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            (13)              (12)
       Provision for Uncollectible Accounts                                                     2                 3
       Deferred Income Taxes                                                                   (2)              (13)
       Deferred Energy Costs                                                                   --                --
       Equity in (Earnings) Losses of Unconsolidated Affiliates                               (23)              (26)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              10                15
       Other Operating Activities                                                              40               (38)
     Changes in Working Capital:
       Accounts Receivable                                                                     53                37
       Changes in Receivables and Payables to Affiliates, net                                 144                12
       Inventories                                                                            (37)                4
       Accounts Payable, Accrued Expenses and Other Current Liabilities                       127                35
       Other Current Assets                                                                   (26)              (17)
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Operating Activities                                     509               362
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (288)             (118)
     Proceeds from Nuclear Decommissioning Trust Funds                                        580               333
     Investment in Nuclear Decommissioning Trust Funds                                       (605)             (354)
     Note Receivable from Affiliate                                                           (46)               --
     Other Investing Activities                                                               (20)               --
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (379)             (139)
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Retirement of Long-Term Debt                                                               1                --
     Distribution to Member                                                                    --               (36)
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                       1               (36)
------------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              131               187
------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              224                --
------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    355          $    187
========================================================================================================================


                                See Notes to Condensed Consolidated Financial Statements

                                                           12

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
          COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1. BASIS OF PRESENTATION (Exelon and Generation)
     The accompanying condensed consolidated financial statements as of March 31, 2002 and for the three months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon) and Exelon Generation Company, LLC (Generation) consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' or member's equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon included in or incorporated by reference in Item 8 of its Annual Report on Form 10-K/A for the year ended December 31, 2001 and the Notes to Consolidated Financial Statements in Generation's Form S-4 registration statement declared effective on April 24, 2002 by the Securities and Exchange Commission (SEC), (Generation's Form S-4). See ITEM 8. Exhibits and Reports on Form 8-K.


2. RESTATEMENT (Exelon and Generation)
In October 2002, Exelon and Generation determined that its March 31, 2002 financial statements required a restatement as a result of a double posting of deferred income taxes recorded associated with unrealized losses on Generation's nuclear decommissioning trust fund securities. Additionally, Exelon and Generation determined that Other Comprehensive Income should be revised to reflect Generation's ownership interest in the Other Comprehensive Income of its equity investments in AmerGen Energy Company, LLC and Sithe Energies Inc. Such adjustments had no effect on either Exelon's or Generation's net income, earnings per share or cash flows.

The following tables show the items that have been restated on Exelon's and Generation's Condensed Consolidated Statements of Income and Comprehensive Income, for the three months ended March 31, 2002 and the Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 and Note 6, Segment
Information:

Exelon

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended March 31, 2002

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $       -           $     6         $       6
Total Other Comprehensive Income                              $     (73)          $     6         $     (67)
Total Comprehensive Income                                    $     (65)          $     6         $     (59)

Condensed Consolidated Balance Sheets at March 31, 2002

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Investments                                                   $   1,782           $   (34)        $   1,748
Total Deferred Debits and Other Assets                        $  16,937           $   (34)        $  16,903
Total Assets                                                  $  34,903           $   (34)        $  34,869
Deferred Income Taxes                                         $   4,335           $    88         $   4,423
Total Deferred Credits and Other Liabilities                  $   8,869           $    88         $   8,957
Accumulated Other Comprehensive Income                        $      29           $  (122)        $    (93)
Total Shareholders' Equity                                    $   8,051           $  (122)        $   7,929
Total Liabilities and Shareholders' Equity                    $  34,903           $   (34)        $  34,869



Condensed Consolidated Balance Sheets at December 31, 2001

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Investments                                                   $   1,666           $   (43)        $   1,623
Total Deferred Debits and Other Assets                        $  17,297           $   (43)        $  17,254
Total Assets                                                  $  34,860           $   (43)        $  34,817
Deferred Income Taxes                                         $   4,303           $    85         $   4,388
Total Deferred Credits and Other Liabilities                  $   8,724           $    85         $   8,809
Accumulated Other Comprehensive Income                        $     102           $  (128)        $     (26)
Total Shareholders' Equity                                    $   8,230           $  (128)        $   8,102
Total Liabilities and Shareholders' Equity                    $  34,860           $   (43)        $  34,817


Note 6 Segment Information

at March 31, 2002

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Total Assets - Generation                                     $   8,505           $  (122)        $   8,383
Total Assets - Corporate and Intersegment                     $  (1,442)          $    88         $  (1,354)
Eliminations
Total Assets - Consolidated                                   $  34,903           $   (34)        $  34,869


 at December 31, 2001

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Total Assets - Generation                                     $   8,239           $  (128)        $   8,111
Total Assets - Corporate and Intersegment                     $  (1,526)          $    85         $ (1,441)
Eliminations
Total Assets - Consolidated                                   $  34,860           $   (43)        $  34,817

Generation

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended March 31, 2002

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $     6         $      6
Total Other Comprehensive Income                              $   (83)            $     6         $    (77)
Total Comprehensive Income                                    $    (4)            $     6         $      2


Condensed Consolidated Balance Sheets at March 31, 2002

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Investments                                                   $     904           $   (34)        $     870
Deferred Income Taxes                                         $     352           $   (88)        $     264
Total Deferred Debits and Other Assets                        $   4,882           $  (122)        $   4,760
Total Assets                                                  $   8,505           $  (122)        $   8,383
Accumulated Other Comprehensive Income                        $      14           $  (122)        $    (108)
Total Member's Equity                                         $   2,932           $  (122)        $   2,810
Total Liabilities and Member's Equity                         $   8,505           $  (122)        $   8,383



Condensed Consolidated Balance Sheets at December 31, 2001

                                                          As Previously                                  As
                                                               Reported        Restatement         Restated
                                                          -------------------------------------------------
Investments                                                   $     859           $   (43)        $     816
Deferred Income Taxes                                         $     297           $   (85)        $     212
Total Deferred Debits and Other Assets                        $   4,835           $  (128)        $   4,707
Total Assets                                                  $   8,239           $  (128)        $   8,111
Accumulated Other Comprehensive Income                        $      97           $  (128)        $     (31)
Total Member's Equity                                         $   2,936           $  (128)        $   2,808
Total Liabilities and Member's Equity                         $   8,239           $  (128)        $   8,111


3. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (Exelon and Generation) In 2001, the Financial Accounting Standard Board (FASB) issued Statement of
Accounting Standard (SFAS) No. 141, "Business Combinations" (SFAS No. 141), which requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 requires that unamortized negative goodwill related to pre-July 1, 2001 purchases be recognized as a change in accounting principle concurrent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). At

December 31, 2001, AmerGen Energy Company, LLC (AmerGen), an equity-method investee of Generation, had $43 million of negative goodwill, net of accumulated amortization, recorded on its balance sheet. Upon AmerGen's adoption of SFAS No. 141 in January 2002, Generation recognized its proportionate share of income of $22 million ($13 million, net of income taxes) as a cumulative effect of a change in accounting principle.

     Exelon, Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Generation adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Exelon does not have significant other intangible assets recorded on its balance sheet. Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

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

     The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2002 are as follows:

                                                                          Energy
                                                                        Delivery      Enterprises             Total
----------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                                          $   4,902        $     433         $   5,335
Impairment losses                                                             --             (357)             (357)
Settlement of pre-merger income tax contingency                               (7)              --                (7)
----------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2002                                           $   4,895        $      76         $   4,971
======================================================================================================================

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

Exelon
----------------------------------------------------------------------------------------------------------------------
  Enterprises goodwill impairment (net of income taxes of $103 million)                                 $      (254)
Minority interest (net of income taxes of $4 million)                                                            11
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)                                     13
----------------------------------------------------------------------------------------------------------------------
Total cumulative effect of a change in accounting principle                                             $      (230)
======================================================================================================================

Generation
----------------------------------------------------------------------------------------------------------------------
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)
    recorded as cumulative effect of a change in accounting principle                                   $        13
----------------------------------------------------------------------------------------------------------------------

     The following tables sets forth Exelon's and ComEd's net income and earnings per common share for the three months ended March 31, 2002 and 2001, respectively, adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized.

Exelon
                                                                                       Three Months Ended March 31,
                                                                                     ---------------------------------
                                                                                             2002              2001
----------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of changes in accounting principles                                                 $    238          $    387
Cumulative effect of changes in accounting principles                                        (230)               12
----------------------------------------------------------------------------------------------------------------------
Reported net income                                                                             8               399
Goodwill amortization                                                                          --                39
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                      $      8          $    438
======================================================================================================================

Basic earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles                                               $   0.74          $  1.21
    Cumulative effect of changes in accounting principles                                   (0.72)            0.04
----------------------------------------------------------------------------------------------------------------------
    Reported net income                                                                      0.02             1.25
    Goodwill amortization                                                                      --             0.12
----------------------------------------------------------------------------------------------------------------------
    Adjusted net income                                                                  $   0.02          $  1.37
======================================================================================================================

Diluted earnings per common share:
    Reported income before cumulative effect of
       changes in accounting principles                                                  $    0.73         $   1.19
    Cumulative effect of changes in accounting principles                                    (0.71)            0.04
----------------------------------------------------------------------------------------------------------------------
    Reported net income                                                                       0.02             1.23
    Goodwill amortization                                                                       --             0.12
----------------------------------------------------------------------------------------------------------------------
    Adjusted net income                                                                  $    0.02         $   1.35
======================================================================================================================

ComEd
                                                                                       Three Months Ended March 31,
                                                                                     ---------------------------------
                                                                                             2002              2001
----------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of a change in accounting principle                                                    $ 129             $ 146
Cumulative effect of change in a accounting principle                                          --                --
----------------------------------------------------------------------------------------------------------------------
Reported net income                                                                           129               146
Goodwill amortization                                                                          --                32
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                         $ 129             $ 178
======================================================================================================================

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


4.  REGULATORY ISSUES (Exelon)
     On April 1, 2002, the Illinois Commerce Commission issued an interim order in ComEd's Delivery Services Rate Case. The order sets new delivery rates for residential customers choosing a new retail electric supplier or the Purchase Power Option (PPO) which allows the purchase of electric energy from ComEd at market-based rates. The new rates are effective May 1, 2002 when retail choice for residential customers begins. Traditional bundled rates - rates paid by residential customers that retain ComEd as their electricity supplier - are not affected by this Order and will remain frozen through 2004. The rates for business customers taking delivery services are not impacted by the order. The potential revenue impact of the interim order is not expected to be material in 2002.

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

                                                                                         Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                                                  321            320
Assumed exercise of stock options                                                                    2              4
---------------------------------------------------------------------------------------------------------------------
Average diluted common shares outstanding                                                          323            324
=====================================================================================================================

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

                                                                                    Corporate and
                                       Energy                                        Intersegment
                                     Delivery       Generation     Enterprises       Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------
Revenues:
    2002                              $ 2,335          $ 1,975         $   490          $   (930)          $  3,870
    2001                                2,497            1,628             667              (969)             3,823
Net Income:
    2002                              $   215          $    79         $ (271)          $    (15)          $      8
    2001                                  266              170            (25)               (12)               399
Total Assets (Restated, See
Note 2.):
    March 31, 2002                    $26,467          $ 8,383         $ 1,373          $ (1,354)          $ 34,869
    December 31, 2001                  26,448            8,111           1,699            (1,441)            34,817
--------------------------------------------------------------------------------------------------------------------


7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Exelon and Generation)
     During the three months ended March 31, 2002 and 2001, Exelon recognized net losses in other comprehensive income relating to mark-to-market (MTM) adjustments of contracts designated as cash flow hedges as follows:

                                             ComEd            PECO        Generation      Enterprises       Exelon
----------------------------------------------------------------------------------------------------------------------
2002                                        $    7           $   6         $    (122)          $   17     $     (92)
2001                                            --              --                (1)              --            (1)
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

     As of March 31, 2002, deferred net gains and (losses) on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months are as follows:

                                                         ComEd         PECO   Generation  Enterprises       Exelon
----------------------------------------------------------------------------------------------------------------------
2002                                                   $     1       $   15       $   (7)      $    3       $    12
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

                                                                                                     March 31, 2002
                                                    ------------------------------------------------------------------
                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value
----------------------------------------------------------------------------------------------------------------------
Equity securities                                    $   1,651         $     150        $    (257)        $   1,544
Debt securities
    Government obligations                                 975                20               (5)              990
    Other debt securities                                  641                10              (24)              627
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                    1,616                30              (29)            1,617
----------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                  $   3,267         $     180        $    (286)        $   3,161
======================================================================================================================

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


8. COMMITMENTS AND CONTINGENCIES (Exelon and Generation)
     For information regarding capital commitments and nuclear decommissioning and spent fuel storage, see the Commitments and Contingencies Note in the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2001 and Generation's S-4.

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

Energy Commitments
     As of March 31, 2002, Exelon and Generation had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others, including Midwest Generation, LLC and AmerGen, an unconsolidated affiliate of Generation, as expressed in the following table:

                                                                        Power Only Purchases from
                                    Capacity        Power Only          -------------------------      Transmission
                                   Purchases             Sales           AmerGen   Non-Affiliates  Rights Purchases
----------------------------------------------------------------------------------------------------------------------
2002                             $       840       $     2,210       $       201      $     1,330       $        91
2003                                   1,214             1,391               261              506                31
2004                                   1,222               809               315              144                15
2005                                     406               231               241               78                15
2006                                     406               122               241               63                 5
Thereafter                             3,657                22             2,171              252                --
----------------------------------------------------------------------------------------------------------------------
Total                            $     7,745       $     4,785       $     3,430      $     2,373       $       157
----------------------------------------------------------------------------------------------------------------------

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


9. MERGER-RELATED COSTS (Exelon and Generation)
     In association with the October 20, 2000 merger of Unicom Corporation (the former parent company of ComEd) and PECO (Merger), Exelon recorded certain reserves for restructuring costs. The reserves associated with PECO were charged to expense, while the reserves associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations.

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

     During 2001, Exelon finalized its plans for consolidation of functions, including negotiation of an agreement with the union regarding severance benefits to union employees and recorded adjustments to the purchase price allocation as follows:

                                                                        Original             2001          Adjusted
                                                                        Estimate      Adjustments       Liabilities
--------------------------------------------------------------------------------------------------------------------------
Employee severance payments                                            $     128        $      33         $     161 (a)
Actuarially determined pension and postretirement costs                      158              (11)              147 (b)
Relocation and other severance                                                21                9                30 (a)
--------------------------------------------------------------------------------------------------------------------------
Total Unicom - Employee Cost                                           $     307        $      31         $     338
--------------------------------------------------------------------------------------------------------------------------

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

     The following table provides a reconciliation of the reserve for employee severance and relocation costs associated with the merger:

---------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of October 20, 2000                       $     149
Additional reserve                                                                            42
---------------------------------------------------------------------------------------------------
Adjusted employee severance and relocation reserve                                           191
Payments to employees (October 2000-December 2001)                                           (77)
Payments to employees (January 2002-March 2002)                                              (15)
---------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of March 31, 2002                         $      99
===================================================================================================

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


10.  LONG-TERM DEBT (Exelon)
     On March 13, 2002, ComEd issued $400 million of 6.15% First Mortgage Bonds, due March 15, 2012. On March 21, 2002, ComEd redeemed $200 million of 8.625% First Mortgage Bonds at the redemption price of 103.84% of the principal amount plus accrued interest. These bonds had a maturity date of February 1, 2022. The $400 million bond issuance was a replacement of the $200 million bonds called on March 21, 2002 and the $196 million 9.875% First Mortgage Bonds which were called in November 2001.

     In connection with the issuance of $400 million of First Mortgage Bonds, ComEd settled forward starting interest rate swaps in the aggregate amount of $375 million resulting in a $9 million loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.


11.  SALE OF ACCOUNTS RECEIVABLE  (Exelon)
     PECO is party to an agreement, which expires in November 2005, with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. As of March 31, 2002, PECO had sold a $225 million interest in accounts receivable, consisting of a $163 million interest in accounts receivable that PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $62 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At March 31, 2002, PECO met this requirement and was not required to make any cash deposits.


12. RELATED-PARTY TRANSACTIONS (Exelon and Generation)
Exelon and Generation
     In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the 1-month London Interbank Offering Rate plus 2.25%. As of March 31, 2002, $46 million had been loaned to AmerGen. The loan is due November 30, 2002.

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


13. NEW ACCOUNTING PRONOUNCEMENTS (Exelon and Generation)
     In June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" (SFAS No. 143). In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145).

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

14. CHANGE IN ACCOUNTING ESTIMATE (Exelon and Generation)
     Effective April 1, 2001, Generation changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods of up to 20 years for certain fossil stations and by 50 years for a pumped storage station. Effective July 1, 2001, the estimated service lives were extended by 20 years for the remainder of Exelon's operating nuclear stations. These changes were based on engineering and economic feasibility studies performed by Generation considering, among other things, future capital and maintenance expenditures at these plants. As a result of the change, net income for the three months ended March 31, 2002 increased $35 million ($20 million, net of income taxes).


15.  SUBSEQUENT EVENTS (Exelon and Generation)
     On April 25, 2002, Generation completedthe purchase of two TXU Energy power plants located in the Dallas and Fort Worth areas for $443 million. The agreement was first announced in December 2001. The purchase includes the 893 MW Mountain Creek Steam Electric Station in Dallas and the 1,441 MW Handley Steam Electric Station in Fort Worth. The purchase was funded with available cash and Exelon commercial paper.

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


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:


         99.1   - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations and Index to Financial Statements of
                  Exelon Generation Company, LLC, filed by Exelon Generation
                  Company, LLC with the Securities Exchange Commission on April
                  24, 2002 on Registration Statement Form S-4 (File No.
                  333-85496).
       Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed by the following officers for the following companies:
       -------------------------------------------------------------------------
       99.2 -     Filed by John W. Rowe for Exelon Corporation
       99.3 -     Filed by Ruth Ann M. Gillis for Exelon Corporation
       99.4 -     Filed by Oliver D. Kingsley for Exelon Generation Company, LLC
       99.5 -     Filed by Ruth Ann M. Gillis for Exelon Generation Company, LLC

(b) Reports on Form 8-K:

     Exelon filed Current Reports on Form 8-K during the three months ended March 31, 2002 regarding the following items:

 Date of Earliest
 Event Reported       Description of Item Reported
--------------------------------------------------------------------------------
 January 25, 2002     "ITEM 5. OTHER EVENTS" regarding  Exelon's  restatement of third quarter earnings and reaffirming 2001 earnings guidance.

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

--------------------------------------------------------------------------------

     Generation did not file any Current Reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EXELON CORPORATION

/s/ John W. Rowe                                   /s/ Ruth Ann M. Gillis
---------------------------                        -----------------------------
JOHN W. ROWE                                       RUTH ANN M. GILLIS
Chairman of the Board and                          Senior Vice President and
Chief Executive Officer                            Chief Financial Officer


Date:  October 30, 2002

--------------------------------------------------------------------------------

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXELON GENERATION COMPANY, LLC

/s/ Oliver D. Kingsley Jr.                         /s/ Ruth Ann M. Gillis
---------------------------                        -----------------------------
OLIVER D. KINGSLEY JR.                             RUTH ANN M. GILLIS
Chief Executive Officer and                        Senior Vice President and
President                                          Chief Financial Officer
                                                   Exelon Corporation
                                                   (Principal Financial Officer)



Date:  October 30, 2002

                                 CERTIFICATIONS
--------------------------------------------------------------------------------

     CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

I, John W. Rowe certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Exelon Corporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: October 30, 2002
                                /s/ John w. Rowe
                            ------------------------
                                  John W. Rowe
                Chairman of the Board and Chief Executive Officer

     CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

I, Ruth Ann M. Gillis certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Exelon Corporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: October 30, 2002
                             /s/ Ruth Ann M. Gillis
                            ------------------------
                               Ruth Ann M. Gillis
                Senior Vice President and Chief Financial Officer

     CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

I, Oliver D. Kingsley Jr. certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Exelon Generation Company, LLC;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: October 30, 2002
                           /s/ Oliver D. Kingsley Jr
                          ----------------------------
                             Oliver D. Kingsley Jr.
                      Chief Executive Officer and President

     CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

I, Ruth Ann M. Gillis certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Exelon Generation Company, LLC;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: October 30, 2002

                             /s/ Ruth Ann M. Gillis
                            ------------------------
                               Ruth Ann M. Gillis
                Senior Vice President and Chief Financial Officer
                               Exelon Corporation