Form 10-Q/A
period 2002-06-30
EXELON GENERATION CO LLC; EXELON CORP
filed 2002-10-31
CIK 1168165, 1109357

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

         The number of shares outstanding of each registrant's common stock as of August 1, 2002 was as follows:

        Exelon Corporation Common Stock, without par value       322,874,719
        Exelon Generation Company, LLC                        not applicable

                                                           TABLE OF CONTENTS


                                                                                                           Page No.
  Explanatory Note                                                                                                3
  Filing Format                                                                                                   3
  Forward-Looking Statements                                                                                      3

  PART I.   FINANCIAL INFORMATION                                                                                 4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                  4
                  Exelon Corporation
                           Consolidated Statements of Income and Comprehensive Income                             5
                           Consolidated Statements of Cash Flows                                                  6
                           Consolidated Balance Sheets                                                            7
                  Exelon Generation Company, LLC
                           Consolidated Statements of Income and Comprehensive Income                             9
                           Consolidated Statements of Cash Flows                                                 10
                           Consolidated Balance Sheets                                                           11
                  Combined Notes to Consolidated Financial Statements                                            13

  PART II.  OTHER INFORMATION                                                                                    38

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                     38

SIGNATURES                                                                                                       43

CERTIFICATIONS                                                                                                   45


Explanatory Note

         This amendment to Exelon Corporation's (Exelon) and Exelon Generation Company, LLC's (Generation) quarterly report on Form 10-Q for the quarter ended June 30, 2002 reflects a restatement as a result of a $101 million double posting of deferred income taxes recorded associated with unrealized losses on Generation's nuclear decommissioning trust fund securities. Additionally, Exelon and Generation determined that Other Comprehensive Income should be restated for the amount of $27 million to reflect Generation's ownership interest in the Other Comprehensive Income of its equity investments in AmerGen Energy Company, LLC and Sithe Energies Inc. Earnings per share, net income and cash flow for the periods are not affected by the restatements. However, Other Comprehensive Income, which is a component of Shareholders' Equity, is reduced by a total of $128 million as of December 31, 2001, and by $129 million in the second quarter of 2002 as a result of the revision. See Note 2. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the
original   Form  10-Q   except  as  required  to  reflect  the  effects  of  the
restatements.

Filing Format

         This combined Form 10-Q is being filed separately by Exelon Corporation, and Exelon Generation Company, LLC (Registrants). Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

Forward-Looking Statements

         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 9 of Notes to Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2001 Annual Report, those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exelon Generation Company, LLC's Registration Statement on Form S-4, Reg. No. 333-85496 and other factors discussed in filings with the Securities and Exchange Commission by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Registrants undertake no obligation to publicly release any revision to forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION

                                            EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                            (Unaudited)

                                                                      Three Months Ended June 30,       Six Months Ended June 30,
(in millions, except per share data)                                     2002             2001              2002          2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                 Restated, see Note 2                Restated, see Note 2
OPERATING REVENUES                                                     $ 3,519           $ 3,616           $ 6,876         $ 7,439

OPERATING EXPENSES
     Purchased Power                                                       699               754             1,311           1,385
     Purchased Power from Unconsolidated Affiliate                          60                12               116              22
     Fuel                                                                  364               409               860           1,098
     Operating and Maintenance                                           1,070             1,134             2,137           2,192
     Depreciation and Amortization                                         332               362               667             740
     Taxes Other Than Income                                               181               153               367             321
----------------------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                         2,706             2,824             5,458           5,758
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           813               792             1,418           1,681
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                     (241)             (289)             (490)           (581)
     Distributions on Preferred Securities of Subsidiaries                 (11)              (12)              (23)            (23)
     Equity in Earnings of Unconsolidated Affiliates, net                    9                 7                22              25
     Other, net                                                            194                44               222              99
----------------------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                 (49)             (250)             (269)           (480)
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                              764               542             1,149           1,201
INCOME TAXES                                                               279               227               427             499
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                   485               315               722             702
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES (net of income taxes of $90 and $8 for the six
   months ended June 30, 2002 and 2001, respectively)                     --                --                (230)             12
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 485               315               492             714
----------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
   (Restated, See Note 2.)
       SFAS 133 Transition Adjustment                                     --                --                --                44
       Cash Flow Hedge Fair Value Adjustment                               (21)              (28)              (78)            (43)
       Unrealized Gain (Loss) on Marketable Securities, net                (72)               31               (87)            (72)
       Equity in Other Comprehensive Income of
                Unconsolidated Affiliates                                   (7)                1                (1)              2
----------------------------------------------------------------------------------------------------------------------------------
   Total Other Comprehensive Income (Loss)                                (100)                4              (166)            (69)
----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                             $   385           $   319           $   326         $   645
==================================================================================================================================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                         322               321               322             320
==================================================================================================================================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                       324               324               324             323

EARNINGS PER AVERAGE COMMON SHARE:
     BASIC:
     Income Before Cumulative Effect of Changes in Accounting
        Principles                                                     $  1.50           $  0.98           $  2.24         $  2.19
     Cumulative Effect of Changes in Accounting Principles                --                --               (0.71)           0.04
----------------------------------------------------------------------------------------------------------------------------------
     Net Income                                                        $  1.50           $  0.98           $  1.53         $  2.23
==================================================================================================================================

     DILUTED:
     Income Before Cumulative Effect of Changes in
        Accounting Principles                                          $  1.50           $  0.97           $  2.23         $  2.17
     Cumulative Effect of Changes in Accounting Principles                --                --               (0.71)           0.04
----------------------------------------------------------------------------------------------------------------------------------
     Net Income                                                        $  1.50           $  0.97           $  1.52         $  2.21
==================================================================================================================================

DIVIDENDS PER COMMON SHARE                                             $  0.44           $  0.42           $  0.88         $  0.98
==================================================================================================================================




                                           See Notes to Consolidated Financial Statements


                                                                 5

                                          EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)


                                                                                          Six Months Ended June 30,
(in millions)                                                                                2002              2001
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $     492           $   714
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization, including nuclear fuel                                  848               939
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            230               (12)
       Net Gain on Sale of Investments (net of income taxes)                                 (199)               --
       Provision for Uncollectible Accounts                                                    67                60
       Deferred Income Taxes                                                                  (10)                7
       Deferred Energy Costs                                                                   49                 7
       Equity in Earnings of Unconsolidated Affiliates, net                                   (22)              (25)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              21                24
       Other Operating Activities                                                             115               (78)
         Changes in Working Capital:
          Accounts Receivable                                                                (259)               68
          Inventories                                                                         (42)              (12)
          Accounts Payable, Accrued Expenses and Other Current Liabilities                    342               280
          Changes in Receivables and Payables to Unconsolidated Affiliates, net                12                --
          Other Current Assets                                                                 (6)              (19)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                             1,638             1,953
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                  (1,028)             (937)
     Acquisition of Generating Plants                                                        (443)               --
     Enterprises Acquisitions, net of cash acquired                                            --               (39)
     Proceeds from the Sale of Investment                                                     285                --
     Proceeds from Nuclear Decommissioning Trust Funds                                        889               621
     Investment in Nuclear Decommissioning Trust Funds                                       (943)             (655)
     Note Receivable from Unconsolidated Affiliate                                            (75)               --
     Other Investing Activities                                                                47                12
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                (1,268)             (998)


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               701             2,058
     Retirement of Long-Term Debt                                                            (697)           (1,153)
     Change in Short-Term Debt                                                                110              (949)
     Dividends on Common Stock                                                               (280)             (312)
     Change in Restricted Cash                                                                (26)              (16)
     Proceeds from Employee Stock Plans                                                        60                51
     Other Financing Activities                                                               (10)               --
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                  (142)             (321)


INCREASE IN CASH AND CASH EQUIVALENTS                                                         228               634


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              485               526
-----------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     713           $ 1,160
=============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash Investing and Financing Activities:
Regulatory Asset Fair Value Adjustment                                                         --           $   347


                                        See Notes to Consolidated Financial Statements

                                          EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)


                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Restated)        (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $     713         $     485
     Restricted Cash                                                                          398               372
     Accounts Receivable, net
         Customer                                                                           1,978             1,687
         Other                                                                                196               428
     Receivable from Unconsolidated Affiliate                                                 107                44
     Inventories, at average cost
         Fossil Fuel                                                                          206               222
         Materials and Supplies                                                               308               249
     Deferred Income Taxes                                                                     76                23
     Other                                                                                    354               272
----------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               4,336             3,782
----------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         14,654            13,781

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                      6,237             6,423
     Nuclear Decommissioning Trust Funds                                                    3,060             3,165
     Investments                                                                            1,613             1,623
     Goodwill, net                                                                          4,971             5,335
     Other                                                                                    705               708
----------------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                            16,586            17,254
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  35,576         $  34,817
============================================================================================================================


                                        See Notes to Consolidated Financial Statements

                                          EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)


                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                       (Restated)        (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     470         $     360
     Long-Term Debt Due within One Year                                                     1,772             1,406
     Accounts Payable                                                                       1,164               964
     Accrued Expenses                                                                       1,339             1,182
     Other                                                                                    527               505
-------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          5,272             4,417
-------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                             12,591            12,879

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  4,288             4,388
     Unamortized Investment Tax Credits                                                       308               316
     Nuclear Decommissioning Liability for Retired Plants                                   1,379             1,353
     Pension Obligation                                                                       313               334
     Non-Pension Postretirement Benefits Obligation                                           878               847
     Spent Nuclear Fuel Obligation                                                            851               843
     Other                                                                                    866               725
-------------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       8,883             8,806
-------------------------------------------------------------------------------------------------------------------------

PREFERRED SECURITIES OF SUBSIDIARIES                                                          613               613

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           6,990             6,930
     Deferred Compensation                                                                     (1)               (2)
     Retained Earnings                                                                      1,421             1,200
     Accumulated Other Comprehensive Income (Loss)                                           (193)              (26)
-------------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         8,217             8,102
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  35,576         $  34,817
=========================================================================================================================


                                        See Notes to Consolidated Financial Statements


EXELON GENERATION COMPANY, LLC

                                 EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       (Unaudited)

                                                           Three Months Ended June 30,    Six Months Ended June 30,
(in millions)                                                          2002       2001           2002          2001
------------------------------------------------------------------------------------------------------------------------
                                                                    Restated,                  Restated,
                                                                   see Note 2                 see Note 2

OPERATING REVENUES
     Operating Revenues                                              $  606     $  677         $1,175       $ 1,392
     Operating Revenues from Affiliates                                 953        906          1,845         1,819
------------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                     1,559      1,583          3,020         3,211
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                                    634        690          1,186         1,272
     Purchased Power from Affiliates                                     71         31            137            48
     Fuel                                                               224        230            433           449
     Operating and Maintenance                                          405        400            833           798
     Operating and Maintenance Expense from Affiliates                    6          5             11            11
     Depreciation and Amortization                                       65         75            128           167
     Taxes Other Than Income                                             41         39             90            85
------------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      1,446      1,470          2,818         2,830
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        113        113            202           381
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (10)       (17)           (27)          (35)
     Interest Expense from Affiliates                                    (1)        (9)            (1)          (24)
     Equity in Earnings of Unconsolidated Affiliates                      9         13             32            39
     Other, net                                                          24         14             40            18
------------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                               22          1             44            (2)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGES IN ACCOUNTING PRINCIPLES                                  135        114            246           379

------------------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                             51         43             96           150

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                 84         71            150           229

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
------------------------------------------------------------------------------------------------------------------------
   PRINCIPLES                                                            --         --             13            12

NET INCOME                                                               84         71            163           241
------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
   (Restated, See Note 2.)
       Unrealized Gain (Loss) on Marketable Securities                  (74)        31            (83)          (80)
       SFAS 133 Transition Adjustment                                    --         --             --             4
       Cash Flow Hedge Fair Value Adjustment                              6        (35)           (67)          (36)
------------------------------------------------------------------------------------------------------------------------
       Equity in Other Comprehensive Income of Unconsolidated
                 Affiliates                                              (7)         1             (1)            2
         Total Other Comprehensive Income (Loss)                        (75)        (3)          (151)         (110)
------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                           $    9     $   68         $   12       $   131
========================================================================================================================




                                      See Notes to Consolidated Financial Statements


                                        EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                          Six Months Ended June 30,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $    163          $    241
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization, including nuclear fuel                                  312               366
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            (13)              (12)
       Provision for Uncollectible Accounts                                                    17                 3
       Deferred Income Taxes                                                                   (4)               (6)
       Equity in (Earnings) Losses of Unconsolidated Affiliates                               (32)              (39)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              21                24
       Other Operating Activities                                                              70              (116)
        Changes in Working Capital:
           Accounts Receivable                                                               (136)              115
           Changes in Receivables and Payables to Affiliates, net                             (93)             (161)
           Inventories                                                                        (54)             (110)
           Accounts Payable, Accrued Expenses and Other Current Liabilities                   316               156
           Other Current Assets                                                               (48)               24
---------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               519               485
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                    (475)             (301)
     Acquisition of Generating Plants                                                        (443)               --
     Proceeds from Nuclear Decommissioning Trust Funds                                        889               621
     Investment in Nuclear Decommissioning Trust Funds                                       (943)             (655)
     Note Receivable from Affiliate                                                           (75)              236
     Other Investing Activities                                                                (1)               --
---------------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                (1,048)              (99)


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Intercompany Payable, Affiliate                                                331              (696)
     Issuance of Long-Term Debt                                                                --               752
     Retirement of Long-Term Debt                                                              (2)               (2)
     Distribution to Member                                                                    --              (121)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                     329               (67)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (200)              319
---------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              224                 4
---------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     24          $    323
===========================================================================================================================


                                            See Notes to Consolidated Financial Statements

                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
                                                                                       (Restated)        (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $      24         $     224
     Accounts Receivable, net
         Customer                                                                             503               316
         Other                                                                                 38               150
     Receivable from Affiliate                                                                523               444
     Inventories, at average cost
         Fossil Fuel                                                                          135               105
         Materials and Supplies                                                               227               202
     Deferred Income Taxes                                                                      7                --
     Other                                                                                    103                65
----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               1,560             1,506
----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          2,650             2,003

DEFERRED DEBITS AND OTHER ASSETS
     Nuclear Decommissioning Trust Funds                                                    3,060             3,165
     Investments                                                                              868               816
     Notes Receivable from Affiliates                                                         261               291
     Deferred Income Taxes                                                                    353               212
     Other                                                                                    223               223
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                             4,765             4,707
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $   8,975         $   8,216
======================================================================================================================


                                     See Notes to Consolidated Financial Statements


                                EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)



                                                                                         June 30,      December 31,
(in millions)                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------
                                                                                       (Restated)        (Restated)
                                                                                    (See Note 2.)       (See Note 2.)
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                                 $       6         $       4
     Accounts Payable                                                                         788               585
     Accounts Payable to Affiliate                                                             16               105
     Notes Payable to Affiliate                                                               331                --
     Accrued Expenses                                                                         416               303
     Deferred Income Taxes                                                                     --                 7
     Other                                                                                    215               171
----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,772             1,175
----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              1,065             1,021

DEFERRED CREDITS AND OTHER LIABILITIES
     Unamortized Investment Tax Credits                                                       230               234
     Nuclear Decommissioning Liability for Retired Plants                                   1,379             1,353
     Pension Obligation                                                                       102               118
     Non-Pension Postretirement Benefits Obligation                                           396               384
     Spent Nuclear Fuel Obligation                                                            851               843
     Other                                                                                    361               280
----------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,319             3,212
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY
     Membership Interest                                                                    2,316             2,316
     Undistributed Earnings                                                                   686               523
     Accumulated Other Comprehensive Income (Loss)                                           (183)              (31)
----------------------------------------------------------------------------------------------------------------------
         Total Member's Equity                                                              2,819             2,808
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                                   $   8,975         $   8,216
======================================================================================================================


                                     See Notes to Consolidated Financial Statements

                                                          12

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1.   BASIS OF PRESENTATION (Exelon and Generation)

         The accompanying consolidated financial statements as of June 30, 2002 and for the three and six months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon and Exelon Generation Company, LLC (Generation) consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2001 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' or member's equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon included in or incorporated by reference in Item 8 of its Annual Report on Form 10-K/A for the year ended December 31, 2001 and the Notes to Consolidated Financial Statements in Generation's Form S-4 registration statement declared effective on April 24, 2002 by the Securities and Exchange Commission (SEC), (Generation's Form S-4). See ITEM 6. Exhibits and Reports on Form 8-K.

2.       RESTATEMENT (Exelon and Generation)

In October 2002, Exelon determined that its June 30, 2002 financial statements required a restatement as a result of a double posting of deferred income taxes recorded associated with unrealized losses on Generation's nuclear decommissioning trust fund securities. Additionally, Exelon and Generation determined that Other Comprehensive Income should be revised to reflect Generation's ownership interest in the Other Comprehensive Income of its equity investments in AmerGen Energy Company, LLC and Sithe Energies Inc. Such asjustments had no effect on either Exelon's or Generation's net income, earnings per share or cash flows.

The following tables show the items that have been restated on Exelon's and Generation's Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2002 and June 30, 2001, and the Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, and Note 7, Segment Information:


Exelon

Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2002
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $    (7)        $      (7)
Total Other Comprehensive Income                              $   (93)            $    (7)        $    (100)
Total Comprehensive Income                                    $   392             $    (7)        $     385





Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2001
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $     1         $       1
Total Other Comprehensive Income                              $     3             $     1         $       4
Total Comprehensive Income                                    $   318             $     1         $     319


Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2002
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $    (1)        $      (1)
Total Other Comprehensive Income                              $  (165)            $    (1)        $    (166)
Total Comprehensive Income                                    $   327             $    (1)        $     326


Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2001
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $     2         $       2
Total Other Comprehensive Income                              $   (71)            $     2         $     (69)
Total Comprehensive Income                                    $   643             $     2         $     645

Condensed Consolidated Balance Sheets at December 31, 2001

                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Investments                                                   $   1,666           $   (43)        $   1,623
Total Deferred Debits and Other Assets                        $  17,297           $   (43)        $  17,254
Total Assets                                                  $  34,860           $   (43)        $  34,817
Deferred Income Taxes                                         $   4,303           $    85         $   4,388
Total Deferred Credits and Other Liabilities                  $   8,721           $    85         $   8,806
Accumulated Other Comprehensive Income                        $     102           $  (128)        $     (26)
Total Shareholders' Equity                                    $   8,230           $  (128)        $   8,102
Total Liabilities and Shareholders' Equity                    $  34,860           $   (43)        $  34,817





Condensed Consolidated Balance Sheets at June 30, 2002

                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Investments                                                   $   1,658           $   (45)        $   1,613
Total Deferred Debits and Other Assets                        $  16,631           $   (45)        $  16,586
Total Assets                                                  $  35,621           $   (45)        $  35,576
Deferred Income Taxes                                         $   4,204           $    84         $   4,288
Total Deferred Credits and Other Liabilities                  $   8,799           $    84         $   8,883
Accumulated Other Comprehensive Income                        $     (64)          $  (129)        $    (193)
Total Shareholders' Equity                                    $   8,346           $  (129)        $   8,217
Total Liabilities and Shareholders' Equity                    $  35,621           $   (45)        $  35,576


Note 7 Segment Note

                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
at December 31, 2001                                        --------------------------------------------------
Total Assets - Generation                                     $   8,344           $  (128)        $   8,216
Total Assets - Corporate and
    Intersegment Eliminations                                 $  (1,735)          $    85         $  (1,650)
Total Assets - Consolidated                                     $34,860           $   (43)        $  34,817

                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
at June 30, 2002                                            --------------------------------------------------
Total Assets - Generation                                     $   9,104           $  (129)        $   8,975
Total Assets - Corporate and
    Intersegment Eliminations                                 $  (1,688)          $    84         $  (1,604)
Total Assets - Consolidated                                   $  35,621           $   (45)        $  35,576


Generation

Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2002
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $    (7)        $      (7)
Total Other Comprehensive Income                              $   (68)            $    (7)        $     (75)
Total Comprehensive Income                                    $    16             $    (7)        $       9




Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2001
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $     1         $       1
Total Other Comprehensive Income                              $    (4)            $     1         $      (3)
Total Comprehensive Income                                    $    67             $     1         $      68


Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2002
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $    (1)        $      (1)
Total Other Comprehensive Income                              $  (150)            $    (1)        $    (151)
Total Comprehensive Income                                    $    13             $    (1)        $      12


Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2001
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Equity in Other Comprehensive Income of
    Unconsolidated Affiliates                                 $     -             $     2         $       2
Total Other Comprehensive Income                              $  (112)            $     2         $    (110)
Total Comprehensive Income                                    $   129             $     2         $     131


Condensed Consolidated Balance Sheets at December 31, 2001
                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Investments                                                   $     859           $   (43)        $     816
Deferred Income Taxes                                         $     297           $   (85)        $     212
Total Deferred Debits and Other Assets                        $   4,835           $  (128)        $   4,707
Total Assets                                                  $   8,344           $  (128)        $   8,216
Accumulated Other Comprehensive Income                        $      97           $  (128)        $     (31)
Total Member's Equity                                         $   2,936           $  (128)        $   2,808
Total Liabilities and Member's Equity                         $   8,344           $  (128)        $   8,216


Condensed Consolidated Balance Sheets at June 30, 2002

                                                            As Previously                                  As
                                                              Reported          Restatement          Restated
                                                            --------------------------------------------------
Investments                                                   $     913           $   (45)        $     868
Deferred Income Taxes                                         $     437           $   (84)        $     353
Total Deferred Debits and Other Assets                        $   4,894           $  (129)        $   4,765
Total Assets                                                  $   9,104           $  (129)        $   8,975
Accumulated Other Comprehensive Income                        $     (54)          $  (129)        $    (183)
Total Member's Equity                                         $   2,948           $  (129)        $   2,819
Total Liabilities and Member's Equity                         $   9,104           $  (129)        $   8,975

3.  ADOPTION OF NEW ACCOUNTING PRINCIPLES (Exelon and
     Generation)
SFAS No. 141 and SFAS No. 142

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

         As of December 31, 2001, Exelon's Consolidated Balance Sheets reflected approximately $5.3 billion in goodwill net of accumulated amortization, including $4.9 billion of net goodwill related to the October 20, 2000 merger of Unicom Corporation (Unicom), the former parent company of ComEd, and PECO Energy Company (PECO) recorded on the Consolidated Balance Sheet of Commonwealth Edison Company (ComEd), with the remainder related to acquisitions by Exelon Enterprises Company, LLC (Enterprises). The first step of the transitional impairment analysis indicated that ComEd's goodwill was not impaired but that an impairment did exist with respect to goodwill recorded in Enterprises' reporting units. Exelon's infrastructure services business (InfraSource), the energy services business (Exelon Services) and the competitive retail energy sales business (Exelon Energy) were determined to be those reporting units of Enterprises that had goodwill allocated to them. The second step of the analysis, which compared the fair value of each of Enterprises' reporting units' goodwill to the carrying value at December 31, 2001, indicated a total goodwill impairment of $357 million ($243 million, net of income taxes and minority interest). The fair value of the Enterprises' reporting units was determined using discounted cash flow models reflecting the expected range of future cash flow outcomes related to each of the Enterprises reporting units over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

         The changes in the carrying amount of goodwill by reportable segment (see Note 7 for further discussion of reportable segments) for the six months ended June 30, 2002 are as follows:

                                                                          Energy
                                                                        Delivery      Enterprises             Total
----------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                                          $   4,902        $     433         $   5,335
Impairment losses                                                             --             (357)             (357)
Settlement of pre-merger income tax contingency                               (7)              --                (7)
----------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002                                            $   4,895        $      76         $   4,971
----------------------------------------------------------------------------------------------------------------------

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

         The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle are as follows:

Exelon
----------------------------------------------------------------------------------------------------------------------
Enterprises goodwill impairment (net of income taxes of $103 million)                                   $      (254)
Minority interest (net of income taxes of $4 million)                                                            11
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)                                     13
----------------------------------------------------------------------------------------------------------------------
Total cumulative effect of a change in accounting principle                                             $      (230)
----------------------------------------------------------------------------------------------------------------------

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

Exelon
                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                          2002              2001             2002              2001
----------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of changes in accounting principles              $    485         $     315         $    722          $    702
Cumulative effect of changes in
----------------------------------------------------------------------------------------------------------------------
     accounting principles                                  --                --             (230)               12
----------------------------------------------------------------------------------------------------------------------
Reported net income                                        485               315              492               714
Goodwill amortization                                       --                38               --                77
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                  $     485         $     353         $    492          $    791
----------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles            $   1.50          $   0.98         $   2.24          $   2.19
    Cumulative effect of changes in
----------------------------------------------------------------------------------------------------------------------
       accounting principles                                --                --            (0.71)             0.04
----------------------------------------------------------------------------------------------------------------------
    Reported net income                                   1.50              0.98             1.53              2.23
    Goodwill amortization                                   --              0.12               --              0.24
----------------------------------------------------------------------------------------------------------------------
    Adjusted net income                               $   1.50          $   1.10         $   1.53          $   2.47
----------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles            $   1.50          $   0.97         $   2.23          $   2.17
    Cumulative effect of changes in
----------------------------------------------------------------------------------------------------------------------
       accounting principles                                --                --            (0.71)             0.04
----------------------------------------------------------------------------------------------------------------------
    Reported net income                                   1.50              0.97             1.52              2.21
    Goodwill amortization                                   --              0.12               --              0.24
----------------------------------------------------------------------------------------------------------------------
    Adjusted net income                               $   1.50          $   1.09         $   1.52          $   2.45
----------------------------------------------------------------------------------------------------------------------

ComEd
                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                          2002              2001             2002              2001
----------------------------------------------------------------------------------------------------------------------
Reported net income                                   $   231           $    182         $    360          $    329
Goodwill amortization                                      --                 32               --                64
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                   $   231           $    214         $    360          $    393
----------------------------------------------------------------------------------------------------------------------

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


4. ACQUISITIONS AND DISPOSITIONS (Exelon and Generation)
Acquisition of Generating Plants from TXU

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


5.  REGULATORY ISSUES (Exelon)

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


6.  EARNINGS PER SHARE (Exelon)

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

                                                            Three Months Ended June 30,     Six Months Ended June 30,
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

7.  SEGMENT INFORMATION (Exelon)

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
-------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2002 as compared to Six Months Ended June 30, 2001

                                                                                    Corporate and
                                       Energy                                        Intersegment
                                     Delivery       Generation     Enterprises       Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------
Revenues:
    2002                              $ 4,811          $ 3,020           $ 966           $(1,921)           $ 6,876
    2001                                4,933            3,211           1,213            (1,918)             7,439
Intersegment Revenues:
    2002                                $  29          $ 1,845           $  47           $(1,921)            $   --
    2001                                   59            1,819              40            (1,918)                --
Net Income:
    2002                               $  538           $  163          $(188)            $  (21)            $  492
    2001                                  530              241            (30)               (27)               714
--------------------------------------------------------------------------------------------------------------------

Total Assets:
    June 30, 2002                    $ 26,915          $ 8,975          $1,290           $(1,604)          $ 35,576
    December 31, 2001                  26,461            8,216           1,790            (1,650)            34,817
--------------------------------------------------------------------------------------------------------------------

8. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Exelon and Generation)

         During the three and six months ended June 30, 2002 and 2001, Exelon recorded net gains/(losses) in other comprehensive income relating to mark-to-market (MTM) adjustments of contracts designated as cash flow hedges as follows:

                                             ComEd            PECO            Generation      Enterprises       Exelon
-----------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002              $(13)            $(7)             $ 15           $   (3)         $ (8)
Three months ended June 30, 2001                --              15               (61)              (2)          (48)
Six months ended June 30, 2002                  (6)             (1)             (107)              14          (100)
Six months ended June 30, 2001                  --               8               (62)               2           (52)
-----------------------------------------------------------------------------------------------------------------------------

         During the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, Generation recognized net MTM gains on non-trading energy derivative contracts not designated as cash flow hedges, in operating revenues as follows:

                                                                                                 2002          2001
-----------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                    $    4     $       5
Six months ended June 30,                                                                          10            22
-----------------------------------------------------------------------------------------------------------------------------

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

         During the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, Generation recognized net MTM losses on energy trading contracts, in operating revenues as follows:

                                                                                                 2002          2001
-----------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                    $   (9)    $      (6)
Six months ended June 30,                                                                         (13)           (6)
-----------------------------------------------------------------------------------------------------------------------------

         During the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, PECO reclassified other income in the Consolidated
Statements of Income and Comprehensive Income, as a result of the discontinuance of cash flow hedges related to certain forecasted financing transactions that were no longer probable of occurring as follows:

                                                                                                 2002          2001
-----------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                    $   --     $      --
Six months ended June 30,                                                                          --             6
-----------------------------------------------------------------------------------------------------------------------------

         As of June 30, 2002, deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months are as follows:

                                                         ComEd         PECO   Generation  Enterprises       Exelon
-----------------------------------------------------------------------------------------------------------------------------
Gains Expected to be Reclassified                      $     1       $   15       $   --       $    2       $    18
-----------------------------------------------------------------------------------------------------------------------------



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

                                                                                                      June 30, 2002
                                                     ------------------------------------------------------------------------
                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Equity securities                                    $   1,677         $     115        $    (406)        $   1,386
Debt securities
    Government obligations                                 994                39               (1)            1,032
    Other debt securities                                  641                18              (17)              642
-----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                    1,635                57              (18)            1,674
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                  $   3,312         $     172        $    (424)        $   3,060
=============================================================================================================================

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

9.  COMMITMENTS AND CONTINGENCIES (Exelon and Generation)

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

Energy Commitments

         Exelon and Generation had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities, including Midwest Generation LLC (Midwest Generation), and others, including AmerGen, as expressed in the following table:

                                                                        Power Only Purchases from
                                Net Capacity        Power Only          -------------------------      Transmission
                               Purchases (1)             Sales           AmerGen   Non-Affiliates  Rights Purchases
----------------------------------------------------------------------------------------------------------------------
2002                             $       634       $     2,111       $       127      $     1,659       $        72
2003                                     692             1,491               247              588               108
2004                                     859               822               301              200                89
2005                                     389               244               227               78                83
2006                                     352               120               227               66                 2
Thereafter                             4,120                23             2,045              272                --
----------------------------------------------------------------------------------------------------------------------
Total                            $     7,046       $     4,811       $     3,174      $     2,863       $       354
======================================================================================================================

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


10.  MERGER-RELATED COSTS (Exelon and Generation)

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

         During 2001, Exelon finalized its plans for consolidation of functions, including negotiation of an agreement with the International Brotherhood of Electrical Workers Local 15 regarding severance benefits to union employees and recorded adjustments to the purchase price allocation as follows:

                                                                        Original             2001          Adjusted
                                                                        Estimate      Adjustments       Liabilities
--------------------------------------------------------------------------------------------------------------------------
Employee severance payments                                            $     128        $      33         $     161 (a)
Relocation and other benefits                                                 21                9                30 (a)
--------------------------------------------------------------------------------------------------------------------------
Employee severance payments and relocation and other benefits                149               42               191
Actuarially determined pension and postretirement costs                      158              (11)              147 (b)
--------------------------------------------------------------------------------------------------------------------------
Total Unicom - Employee Cost                                           $     307        $      31         $     338
==========================================================================================================================

(a) The increase is a result of the identification in 2001 of additional positions to be eliminated.
(b) The reduction results from lower estimated pension and post retirement welfare benefits reflecting revised actuarial estimates.

         The following table provides a reconciliation of the reserve for employee severance and relocation costs associated with the merger:

--------------------------------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of October 20, 2000                                          $     149
Additional reserve                                                                                               42
--------------------------------------------------------------------------------------------------------------------------
Adjusted employee severance and relocation reserve                                                              191
Payments to employees (October 2000-March 2002)                                                                 (92)
Payments to employees (April 2002-June 2002)                                                                    (33)
--------------------------------------------------------------------------------------------------------------------------
Employee severance and relocation reserve as of June 30, 2002                                             $      66
==========================================================================================================================

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


11.  LONG-TERM DEBT (Exelon)

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


12.  SALE OF ACCOUNTS RECEIVABLE  (Exelon)

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

13.  RELATED-PARTY TRANSACTIONS (Exelon and Generation)

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


14.  NEW ACCOUNTING PRONOUNCEMENTS (Exelon and  Generation)

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


15.  CHANGE IN ACCOUNTING ESTIMATE (Exelon and Generation)

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


16.  SUBSEQUENT EVENTS

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by John W. Rowe for Exelon Corporation.

         99.2 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Ruth Ann M. Gillis for Exelon Corporation.

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

         99.5 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Index to Financial Statements of Exelon Generation Company, LLC, filed by Exelon Generation Company, LLC with the Securities Exchange Commission on April 24, 2002 on Registration Statement Form S-4 (File No. 333-85496).

(b)      Reports on Form 8-K:

         Exelon filed Current Reports on Form 8-K during the three months ended June 30, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
-----------------------------------------------------------------------------------------------------------------------------------
         April 2, 2002              "ITEM 5. OTHER EVENTS"  regarding an interim order in Commonwealth  Edison's  Delivery  Services
                                    Rate Case.

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

------------------------------------------------------------------------------------------------------------------------------------


         Generation filed Current Reports on Form 8-K during the three months ended June 30, 2002 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
------------------------------------------------------------------------------------------------------------------------------------
         May 2, 2002                "ITEM 5. OTHER EVENTS"  regarding the  announcement of the completion of the purchase of two TXU
                                    Corp. power plants.




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

------------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXELON CORPORATION


                               /s/ John W. Rowe
                               ---------------------------------
                               JOHN W. ROWE
                               Chairman of the Board and Chief Executive Officer

                               /s/ Ruth Ann M. Gillis
                               ---------------------------------
                               RUTH ANN M. GILLIS
                               Senior Vice President and Chief Financial Officer


                               /s/ Matthew F. Hilzinger
                               ---------------------------------
                               MATTHEW F. HILZINGER
                               Vice President and Corporate Controller
                              (Principal Accounting Officer)



October 30, 2002

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXELON GENERATION COMPANY, LLC


                              /s/ Oliver D. Kingsley Jr.
                              ---------------------------------
                              OLIVER D. KINGSLEY JR.
                              CEO and President


                              /s/ Ruth Ann M. Gillis
                              ---------------------------------
                              RUTH ANN M. GILLIS
                              Senior Vice President and Chief Financial Officer Exelon Corporation
                              (Principal Financial Officer)


October 30, 2002

                                 CERTIFICATIONS
-------------------------------------------------------------------------------

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


Date: October 30, 2002


                                /s/ John W. Rowe
                      -----------------------------------
                                  John W. Rowe
                Chairman of the Board and Chief Executive Officer

     Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities and
                              Exchange Act of 1934
-------------------------------------------------------------------------------



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


Date: October 30, 2002


                             /s/ Ruth Ann M. Gillis
                      -----------------------------------
                               Ruth Ann M. Gillis
                Senior Vice President and Chief Financial Officer

     Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities and
                              Exchange Act of 1934
-------------------------------------------------------------------------------




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


Date: October 30, 2002

                           /s/ Oliver D. Kingsley Jr.
                       -----------------------------------
                             Oliver D. Kingsley Jr.
                      Chief Executive Officer and President

     Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities and
                              Exchange Act of 1934
-------------------------------------------------------------------------------


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


Date: October 30, 2002

                             /s/ Ruth Ann M. Gillis
                       -----------------------------------
                               Ruth Ann M. Gillis
                Senior Vice President and Chief Financial Officer
                               Exelon Corporation