Form 10-Q
period 2003-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2003-05-02
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   Commission File      Name of Registrant; State of Incorporation; Address of        IRS Employer
   Number               Principal Executive Offices; and Telephone Number             Identification Number
   -----------------    ----------------------------------------------------------    ------------------------
   1-16169              EXELON CORPORATION                                            23-2990190
                        (a Pennsylvania corporation)
                        10 South Dearborn Street - 37th Floor
                        P.O. Box 805379
                        Chicago, Illinois 60680-5379
                        (312) 394-7398
   1-1839               COMMONWEALTH EDISON COMPANY                                   36-0938600
                        (an Illinois corporation)
                        10 South Dearborn Street - 37th Floor
                        P.O. Box 805379
                        Chicago, Illinois 60680-5379
                        (312) 394-4321
   1-1401               PECO ENERGY COMPANY                                           23-0970240
                        (a Pennsylvania corporation)
                        P.O. Box 8699 2301 Market Street
                        Philadelphia, Pennsylvania 19101-8699
                        (215) 841-4000
   333-85496            EXELON GENERATION COMPANY, LLC                                23-3064219
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

     The number of shares outstanding of each registrant's common stock as of March 31, 2003 was:

Exelon  Corporation  Common  Stock,  without par value           324,234,521
Commonwealth  Edison Company Common Stock, $12.50 par value      127,016,427
PECO Energy Company Common Stock, without par value              170,478,507
Exelon Generation Company, LLC                               not applicable

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation Yes [X] No [ ] Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC Yes [ ] No [X].



                                                  TABLE OF CONTENTS


                                                                                                               Page No.
                                                                                                               --------
  FILING FORMAT                                                                                                   3
  FORWARD-LOOKING STATEMENTS                                                                                      3
  WHERE TO FIND MORE INFORMATION                                                                                  3

  PART I.   FINANCIAL INFORMATION                                                                                 4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                  4
                  Exelon Corporation
                           Consolidated Statements of Income and Comprehensive Income                             5
                           Consolidated Statements of Cash Flows                                                  6
                           Consolidated Balance Sheets                                                            7
                  Commonwealth Edison Company
                           Consolidated Statements of Income and Comprehensive Income                             9
                           Consolidated Statements of Cash Flows                                                 10
                           Consolidated Balance Sheets                                                           11
                  PECO Energy Company
                           Consolidated Statements of Income and Comprehensive Income                            13
                           Consolidated Statements of Cash Flows                                                 14
                           Consolidated Balance Sheets                                                           15
                  Exelon Generation Company, LLC
                           Consolidated Statements of Income and Comprehensive Income                            17
                           Consolidated Statements of Cash Flows                                                 18
                           Consolidated Balance Sheets                                                           19
                  Condensed Combined Notes to Consolidated Financial Statements                                  21

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                                            55
                  Exelon Corporation                                                                             55
                  Commonwealth Edison Company                                                                    73
                  PECO Energy Company                                                                            83
                  Exelon Generation Company, LLC                                                                 93

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                           100
  ITEM 4.   CONTROLS AND PROCEDURES                                                                             110

  PART II.  OTHER INFORMATION                                                                                   112
  ITEM 1.   LEGAL PROCEEDINGS                                                                                   112
  ITEM 5.   OTHER INFORMATION                                                                                   113
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                    114

SIGNATURES                                                                                                      116
CERTIFICATIONS                                                                                                  118


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

FORWARD-LOOKING STATEMENTS
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those discussed herein, as well as those discussed in (a) the Registrants' 2002 Annual Report on Form 10-K - ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and the Challenges in Managing Our Business for Exelon, ComEd, PECO and Generation, (b) the Registrants' 2002 Annual Report on Form 10-K - ITEM 8. Financial Statements and Supplementary Data: Exelon - Note 19, ComEd - Note 16, PECO - Note 18 and Generation - Note 13 and (c) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION
------------------


                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                            Three Months Ended March 31,
                                                                            ----------------------------
(in millions, except per share data)                                                  2003      2002

----------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                 $ 4,074   $ 3,357

OPERATING EXPENSES
     Purchased Power                                                                   840       612
     Purchased Power from Unconsolidated Affiliate                                      67        56
     Fuel                                                                              830       496
     Operating and Maintenance                                                       1,109     1,067
     Depreciation and Amortization                                                     274       335
     Taxes Other Than Income                                                           197       186
----------------------------------------------------------------------------------------------------
         Total Operating Expenses                                                    3,317     2,752
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                       757       605
----------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                 (225)     (249)
     Distributions on Preferred Securities of Subsidiaries                             (12)      (11)
     Equity in Earnings of Unconsolidated Affiliates, net                               18        13
     Other, Net                                                                       (141)       28
----------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                            (360)     (219)
----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGES IN ACCOUNTING PRINCIPLES                                                 397       386
INCOME TAXES                                                                           148       148
----------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                               249       238
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES (net of income taxes of $69 and $(90) for the three
   months ended March 31, 2003 and 2002, respectively)                                 112      (230)
----------------------------------------------------------------------------------------------------
NET INCOME                                                                         $   361   $     8
----------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
       Cash Flow Hedge Adjustment                                                     (146)      (53)
       Foreign Currency Translation Adjustment                                           1        --
       Unrealized Gain (Loss) on Marketable Securities, net                            163       (15)
       Interest in Other Comprehensive Income (Loss) of Unconsolidated Affiliates       (9)       --
----------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss), net                                    9       (68)
----------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                  $   370   $   (60)
=====================================================================================================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                                     324       321
=====================================================================================================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                                   326       323
=====================================================================================================
EARNINGS PER AVERAGE COMMON SHARE:
     BASIC:
     Income Before Cumulative Effect of Changes in Accounting Principles           $  0.77   $  0.74
     Cumulative Effect of Changes in Accounting Principles                            0.34     (0.72)
----------------------------------------------------------------------------------------------------
     Net Income                                                                    $  1.11   $  0.02
=====================================================================================================

     DILUTED:
     Income Before Cumulative Effect of Changes in Accounting Principles           $  0.77   $  0.73
     Cumulative Effect of Changes in Accounting Principles                            0.34     (0.71)
----------------------------------------------------------------------------------------------------
     Net Income                                                                    $  1.11   $  0.02
=====================================================================================================

DIVIDENDS PER COMMON SHARE                                                         $  0.46   $  0.44
=====================================================================================================
        See Condensed Combined Notes to Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Three Months Ended March 31,
                                                                               ----------------------------
(in millions)                                                                          2003    2002
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                       $ 361   $   8
     Adjustments to Reconcile Net Income to Net Cash Flows
       Provided by Operating Activities:
         Depreciation and Amortization, including nuclear fuel                          423     427
         Cumulative Effect of Changes in Accounting Principles (net of income taxes)   (112)    230
         Provision for Uncollectible Accounts                                            31      29
         Deferred Income Taxes                                                          (64)     67
         Equity in (Earnings) Losses of Unconsolidated Affiliates, net                  (18)    (13)
         Writedown of Investments                                                       205       2
         Net Realized (Gains) Losses on Nuclear Decommissioning Trust Funds              (6)     10
         Other Operating Activities                                                     (16)      8
         Changes in Assets and Liabilities:
           Accounts Receivable                                                          (57)     58
           Inventories                                                                   43      13
           Accounts Payable, Accrued Expenses and Other Current Liabilities             (99)     (7)
           Other Current Assets                                                        (262)   (134)
           Deferred Energy Costs                                                        (28)     34
           Pension and Non-Pension Postretirement Benefits Obligations                  (77)     (3)
           Other Noncurrent Assets and Liabilities                                       59      97
----------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                         383     826
----------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                              (427)   (586)
     Proceeds from Nuclear Decommissioning Trust Funds                                  572     580
     Investment in Nuclear Decommissioning Trust Funds                                 (622)   (605)
     Note Receivable from Unconsolidated Affiliate                                       --     (46)
     Other Investing Activities                                                          20      27
----------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                            (457)   (630)
----------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                         951     408
     Retirement of Long-Term Debt                                                      (963)   (471)
     Issuance of Preferred Securities of Subsidiaries                                   200      --
     Retirement of Preferred Securities of Subsidiaries                                (200)     --
     Change in Short-Term Debt                                                          219      78
     Dividends Paid on Common Stock                                                    (145)   (141)
     Change in Restricted Cash                                                           74     135
     Proceeds from Employee Stock Plans                                                  31      18
     Other Financing Activities                                                         (59)    (12)
----------------------------------------------------------------------------------------------------
Net Cash Flows provided by Financing Activities                                         108      15
----------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                    34     211


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        469     485
----------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 503   $ 696
====================================================================================================
       See Condensed Combined Notes to Consolidated Financial Statements


                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    March 31,   December 31,
(in millions)                                         2003          2002
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                      $   503     $   469
     Restricted Cash                                    322         396
     Accounts Receivable, net
         Customer                                     2,121       2,095
         Other                                          243         265
     Receivable from Unconsolidated Affiliate            20          32
     Inventories, at average cost
         Fossil Fuel                                    163         218
         Materials and Supplies                         317         306
     Deferred Income Taxes                               10           6
     Other                                              625         331
--------------------------------------------------------------------------------
         Total Current Assets                         4,324       4,118
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                   20,237      17,134

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                5,459       5,938
     Nuclear Decommissioning Trust Funds              3,032       3,053
     Investments                                      1,171       1,393
     Goodwill, net                                    4,788       4,992
     Other                                              890         850
--------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets      15,340      16,226
--------------------------------------------------------------------------------

TOTAL ASSETS                                        $39,901     $37,478
================================================================================

        See Condensed Combined Notes to Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,    December 31,
(in millions)                                                     2003          2002
-----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                            $    900      $    681
     Note Payable to Unconsolidated Affiliate                      534           534
     Long-Term Debt Due Within One Year                          1,147         1,402
     Accounts Payable                                            1,815         1,563
     Accrued Expenses                                            1,182         1,311
     Other                                                         481           483
-----------------------------------------------------------------------------------------------
         Total Current Liabilities                               6,059         5,974
-----------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                  13,368        13,127

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                       3,849         3,702
     Unamortized Investment Tax Credits                            298           301
     Nuclear Decommissioning Liability for Retired Plants         --           1,395
     Asset Retirement Obligation                                 2,406          --
     Pension Obligation                                          1,848         1,959
     Non-Pension Postretirement Benefits Obligation                911           877
     Spent Nuclear Fuel Obligation                                 861           858
     Regulatory Liabilities                                        633          --
     Other                                                         976           871
-----------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities           11,782         9,963
-----------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF CONSOLIDATED SUBSIDIARIES                      78            77

PREFERRED SECURITIES OF SUBSIDIARIES                               610           595

SHAREHOLDERS' EQUITY
     Common Stock                                                7,099         7,059
     Deferred Compensation                                        --              (1)
     Retained Earnings                                           2,254         2,042
     Accumulated Other Comprehensive Income (Loss)              (1,349)       (1,358)
-----------------------------------------------------------------------------------------------
         Total Shareholders' Equity                              8,004         7,742
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 39,901      $ 37,478
===============================================================================================

        See Condensed Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY
---------------------------

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                         Three Months Ended March 31,
                                                         ----------------------------
(in millions)                                                2003         2002
-------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                   $ 1,411      $ 1,304
     Operating Revenues from Affiliates                        13           11
-------------------------------------------------------------------------------------
         Total Operating Revenues                           1,424        1,315
-------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                            6            6
     Purchased Power from Affiliate                           572          532
     Operating and Maintenance                                231          195
     Operating and Maintenance from Affiliates                 30           42
     Depreciation and Amortization                             94          135
     Taxes Other Than Income                                   80           73
-------------------------------------------------------------------------------------
         Total Operating Expenses                           1,013          983
-------------------------------------------------------------------------------------

OPERATING INCOME                                              411          332
-------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                        (110)        (126)
     Distributions on Company-Obligated
       Mandatorily Redeemable Preferred Securities of
       Subsidiary Trusts Holding Solely the Company's
       Subordinated Debt Securities                            (7)          (7)
     Interest Income from Affiliates                            7            8
     Other, Net                                                15            6
-------------------------------------------------------------------------------------
         Total Other Income and Deductions                    (95)        (119)
-------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE                           316          213

INCOME TAXES                                                  126           84
-------------------------------------------------------------------------------------

NET INCOME BEFORE CUMULTIVE EFFECT OF A CHANGE IN
   ACCOUNTING  PRINCIPLE                                      190          129

CUMULTIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE (net of income taxes of $0)                        5           --
-------------------------------------------------------------------------------------
NET INCOME                                                $   195      $   129
-------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (net of income taxes)
       Cash Flow Hedge Adjustment                              31            3
       Foreign Currency Translation Adjustment                  1           --
-------------------------------------------------------------------------------------
         Total Other Comprehensive Income                      32            3
-------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                $   227      $   132
=====================================================================================
        See Condensed Combined Notes to Consolidated Financial Statements




              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
(in millions)                                                                                2003              2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $     195          $    129
     Adjustments to Reconcile Net Income to Net Cash Flows
       Provided by Operating Activities:
         Depreciation and Amortization                                                         94               135
         Cumulative Effect of a Change in Accounting Principle (net of income taxes)           (5)               --
         Provision for Uncollectible Accounts                                                  12                11
         Deferred Income Taxes                                                                 63                53
         Other Operating Activities                                                            (3)               13
         Changes in Assets and Liabilities:
           Accounts Receivable                                                                 (5)               --
           Inventories                                                                         (1)               10
           Accounts Payable, Accrued Expenses and Other Current Liabilities                  (143)                1
           Changes in Receivables and Payables to Affiliates, net                            (146)              (90)
           Pension and Non-Pension Postretirement Benefits Obligations                        (36)                7
           Other Noncurrent Assets and Liabilities                                             42                 9
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                                67               278
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                    (174)             (182)
     Other Investing Activities                                                                10                 7
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                  (164)             (175)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               700               400
     Retirement of Long-Term Debt                                                            (377)             (297)
     Issuance of Company Obligated Mandatorily Redeemable Preferred Securities                200                --
     Retirement of Company Obligated Mandatorily Redeemable Preferred Securities             (200)               --
     Change in Short-Term Debt                                                                (26)               --
     Dividends on Common Stock                                                               (120)             (118)
     Change in Restricted Cash                                                                 (5)              (20)
     Other Financing Activities                                                               (59)               (9)
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                     113               (44)
-------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                                                          16                59
-------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               16                23
-------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      32         $      82
===================================================================================================================
       See Condensed Combined Notes to Consolidated Financial Statements

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                        March 31,      December 31,
(in millions)                                                                                2003              2002
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $      32         $      16
     Restricted Cash                                                                           70                65
     Accounts Receivable, net
         Customer                                                                             759               782
         Other                                                                                 88                72
     Inventories, at average cost                                                              66                65
     Deferred Income Taxes                                                                     20                20
     Receivables from Affiliates                                                                6                15
     Other                                                                                     14                14
-------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               1,055             1,049
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          7,840             7,744

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                         --               447
     Investments                                                                               48                54
     Goodwill, net                                                                          4,711             4,916
     Receivables from Affiliates                                                            2,221             1,300
     Other                                                                                    355               320
-------------------------------------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                                                 7,335             7,037
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  16,230         $  15,830
===================================================================================================================

        See Condensed Combined Notes to Consolidated Financial Statements



              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                        March 31,      December 31,
(in millions)                                                                              2003              2002
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $      45         $      71
     Long-Term Debt Due Within One Year                                                       871               698
     Accounts Payable                                                                         192               201
     Accrued Expenses                                                                         352               477
     Payables to Affiliates                                                                   200               416
     Customer Deposits                                                                         82                81
     Other                                                                                     70                79
-------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,812             2,023
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              5,421             5,268

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred Income Taxes                                                                 1,739             1,650
      Unamortized Investment Tax Credits                                                       50                51
      Pension Obligation                                                                       46                91
      Non-Pension Postretirement Benefits Obligation                                          147               138
      Payables to Affiliates                                                                    7               224
      Regulatory Liabilities                                                                  633                --
      Other                                                                                   345               297
-------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       2,967             2,451
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE COMPANY'S
SUBORDINATED DEBT SECURITIES                                                                  344               330

SHAREHOLDERS' EQUITY
     Common Stock                                                                           1,588             1,588
     Preference Stock                                                                           7                 7
     Other Paid in Capital                                                                  4,029             4,239
     Receivable from Parent                                                                  (584)             (615)
     Retained Earnings                                                                        652               577
     Accumulated Other Comprehensive Income (Loss)                                             (6)              (38)
-------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         5,686             5,758
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  16,230         $  15,830
===================================================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY
-------------------


                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                          --------------------------------
(in millions)                                                 2003          2002
------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                     $ 1,214      $ 1,017
     Operating Revenues from Affiliates                           3            3
------------------------------------------------------------------------------------------
         Total Operating Revenues                             1,217        1,020
------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                             65           48
     Purchased Power from Affiliate                             357          303
     Fuel                                                       191          135
     Operating and Maintenance                                  127          111
     Operating and Maintenance from Affiliates                   12           25
     Depreciation and Amortization                              120          112
     Taxes Other Than Income                                     63           59
------------------------------------------------------------------------------------------
         Total Operating Expenses                               935          793
------------------------------------------------------------------------------------------

OPERATING INCOME                                                282          227
------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                           (86)         (95)
     Company-Obligated Mandatorily Redeemable Preferred
       Securities of a Partnership, which Holds Solely
       Subordinated Debentures of the Company                    (2)          (2)
     Other, Net                                                   9            1
------------------------------------------------------------------------------------------
         Total Other Income and Deductions                      (79)         (96)
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      203          131

INCOME TAXES                                                     66           42
------------------------------------------------------------------------------------------

NET INCOME                                                      137           89
     Preferred Stock Dividends                                   (2)          (2)
------------------------------------------------------------------------------------------
NET INCOME ON COMMON STOCK                                  $   135      $    87
==========================================================================================


OTHER COMPREHENSIVE INCOME  (net of income taxes)
     Net Income                                             $   137      $    89
     Other Comprehensive Income (net of income taxes):
       Cash Flow Hedge Adjustment                              --              2
------------------------------------------------------------------------------------------
         Total Other Comprehensive Income                      --              2
------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                  $   137      $    91
==========================================================================================

        See Condensed Combined Notes to Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
(in millions)                                                                                2003              2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $     137           $    89
     Adjustments to Reconcile Net Income to Net Cash Flows
       Provided by Operating Activities:
         Depreciation and Amortization                                                        120               112
         Provision for Uncollectible Accounts                                                  17                19
         Deferred Income Taxes                                                                (20)               46
         Other Operating Activities                                                             3                (2)
         Changes in Assets and Liabilities:
           Accounts Receivable                                                                (37)               (3)
           Changes in Receivables and Payables to Affiliates, net                               6               (17)
           Inventories                                                                         45                35
           Accounts Payable, Accrued Expenses and Other Current Liabilities                    14               (83)
           Prepaid Taxes                                                                     (131)             (133)
           Deferred Energy Costs                                                              (28)               34
           Other Current Assets                                                                --                (1)
           Pension and Non-Pension Postretirement Benefits Obligations                          8                 2
           Other Noncurrent Assets and Liabilities                                             (8)                2
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                               126               100
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                     (65)              (68)
     Other Investing Activities                                                                 6                 3
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                   (59)              (65)
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               250                --
     Retirement of Long-Term Debt                                                            (364)             (160)
     Change in Short-Term Debt                                                                 43                58
     Dividends on Preferred and Common Stock                                                  (91)              (87)
     Change in Restricted Cash                                                                136               153
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                   (26)              (36)
-------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               41                (1)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               63                32
-------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    104          $     31
===================================================================================================================

       See Condensed Combined Notes to Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     March 31,      December 31,
(in millions)                                                          2003              2002
---------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                    $     104         $      63
     Restricted Cash                                                    195               331
     Accounts Receivable, net
         Customer                                                       389               379
         Other                                                           49                39
     Inventories, at average cost
         Fossil Fuel                                                     21                67
         Materials and Supplies                                           9                 8
     Deferred Energy Costs                                               59                31
     Prepaid Taxes                                                      132                 1
     Other                                                                8                 8
---------------------------------------------------------------------------------------------
         Total Current Assets                                           966               927
---------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                    4,199             4,179

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                5,459             5,491
     Investments                                                         19                19
     Prepaid Pension Asset                                               50                41
     Other                                                               61                63
---------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                       5,589             5,614
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $  10,754         $  10,720
=============================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements



                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                        March 31,      December 31,
(in millions)                                                                                2003              2002
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     243         $     200
     Payables to Affiliates                                                                   146               170
     Long-Term Debt Due Within One Year                                                       264               689
     Accounts Payable                                                                         117                87
     Accrued Expenses                                                                         354               370
     Deferred Income Taxes                                                                     27                27
     Other                                                                                     35                33
-------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          1,186             1,576
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                              5,262             4,951

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  2,890             2,903
     Unamortized Investment Tax Credits                                                        24                24
     Non-Pension Postretirement Benefits Obligation                                           268               251
     Payable to Affiliate                                                                      39                --
     Other                                                                                    120               126
-------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       3,341             3,304
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP,
     WHICH HOLDS SOLELY SUBORDINATED
     DEBENTURES OF THE COMPANY                                                                128               128

SHAREHOLDERS' EQUITY
     Common Stock                                                                           1,976             1,976
     Receivable from Parent                                                                (1,728)           (1,758)
     Preferred Stock                                                                          137               137
     Retained Earnings                                                                        447               401
     Accumulated Other Comprehensive Income                                                     5                 5
-------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                           837               761
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  10,754         $  10,720
===================================================================================================================


                          See Condensed Combined Notes to Consolidated Financial Statements


EXELON GENERATION COMPANY, LLC


                               EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                     (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
(in millions)                                                                                    2003          2002
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Operating Revenues                                                                        $  886        $  569
     Operating Revenues from Affiliates                                                           993           892
-------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                                               1,879         1,461
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Purchased Power                                                                              761           553
     Purchased Power from Affiliates                                                               80            66
     Fuel                                                                                         364           209
     Operating and Maintenance                                                                    445           375
     Operating and Maintenance from Affiliates                                                     42            57
     Depreciation and Amortization                                                                 45            63
     Taxes Other Than Income                                                                       48            49
-------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                                               1,785         1,372
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                   94            89
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                             (15)          (17)
     Interest Expense - Affiliates                                                                 (4)           --
     Equity in Earnings of Unconsolidated Affiliates                                               19            23
     Other, Net                                                                                  (167)           16
-------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                                                       (167)           22
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING PRINCIPLES                                                               (73)          111

INCOME TAXES                                                                                      (21)           45
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                                          (52)           66

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (net of income taxes
     of $70 and $9 for the three months ended March 31, 2003 and 2002, respectively)              108            13
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                     $   56         $  79
-------------------------------------------------------------------------------------------------------------------

   OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
       Unrealized Gain (Loss) on Marketable Securities                                            163            (9)
       Cash Flow Hedge Adjustment                                                                (180)          (74)
       Interest in Other Comprehensive Income (Loss) of Unconsolidated Affiliates                  (9)            6
-------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                                                  (26)          (77)
-------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                     $   30          $  2
===================================================================================================================


                          See Condensed Combined Notes to Consolidated Financial Statements

             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
(in millions)                                                                            2003              2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                          $  56      $  79
     Adjustments to Reconcile Net Income (Loss) to Net Cash Flows
       Provided by Operating Activities:
         Depreciation and Amortization                                                     195        155
         Cumulative Effect of Changes in Accounting Principles (net of income taxes)      (108)       (13)
         Provision for Uncollectible Accounts                                                1          2
         Deferred Income Taxes                                                            (106)        (2)
         Equity in Earnings of Unconsolidated Affiliates                                   (19)       (23)
         Writedown of Investment                                                           200         --
         Net Realized (Gains) Losses on Nuclear Decommissioning Trust Funds                 (6)        10
         Other Operating Activities                                                          4          9
         Changes in Assets and Liabilities:
           Accounts Receivable                                                             (57)        53
           Changes in Receivables and Payables to Affiliates, net                          244        144
           Inventories                                                                     (10)       (37)
           Accounts Payable, Accrued Expenses and Other Current Liabilities                 19        127
           Other Current Assets                                                           (119)       (26)
           Pension and Non-Pension Postretirement Benefits Obligations                     (32)       (13)
           Other Noncurrent Assets and Liabilities                                          16         44
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                            278        509
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                 (175)      (308)
     Proceeds from Nuclear Decommissioning Trust Funds                                     572        580
     Investment in Nuclear Decommissioning Trust Funds                                    (622)      (605)
     Note Receivable from Affiliate                                                         --        (46)
     Other Investing Activities                                                              9       --
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                               (216)      (379)
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                              1       --
     Retirement of Long-Term Debt                                                           (2)         1
     Change in Intercompany Payable, Affiliate                                              (6)      --
     Change in Restricted Cash                                                             (56)      --
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities                                  (63)         1
-------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (1)       131
-------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            58        224
-------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  57      $ 355
===================================================================================================================
        See Condensed Combined Notes to Consolidated Financial Statements


             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                             March 31,      December 31,
(in millions)                                                     2003              2002
----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                               $      57         $      58
     Restricted Cash                                                56                --
     Accounts Receivable, net
         Customer                                                  588               587
         Other                                                      80                57
     Receivables from Affiliates                                   343               594
     Inventories, at average cost
         Fossil Fuel                                               140               140
         Materials and Supplies                                    226               217
     Deferred Income Taxes                                           7                 7
     Other                                                         263               145
----------------------------------------------------------------------------------------
         Total Current Assets                                    1,760             1,805
----------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                               7,788             4,800

DEFERRED DEBITS AND OTHER ASSETS
     Nuclear Decommissioning Trust Funds                         3,032             3,053
     Investments                                                   438               657
     Receivable from Affiliate                                      41               220
     Deferred Income Taxes                                         196               271
     Prepaid Pension Asset                                          13                --
     Other                                                         210               201
----------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                  3,930             4,402
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                 $  13,478         $  11,007
========================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements

             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                              March 31,       December 31,
(in millions)                                                   2003              2002
----------------------------------------------------------------------------------------------
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                       $      5      $      5
     Accounts Payable                                            1,304         1,089
     Payables to Affiliates                                         33            10
     Notes Payable to Affiliates                                   857           863
     Accrued Expenses                                              516           480
     Other                                                         207           216
----------------------------------------------------------------------------------------------
         Total Current Liabilities                               2,922         2,663
----------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                   2,131         2,132

DEFERRED CREDITS AND OTHER LIABILITIES
     Unamortized Investment Tax Credits                            224           226
     Nuclear Decommissioning Liability for Retired Plants         --           1,395
     Asset Retirement Obligation                                 2,402          --
     Pension Obligation                                           --              37
     Non-Pension Postretirement Benefits Obligation                428           410
     Spent Nuclear Fuel Obligation                                 861           858
     Payables to Affiliate, net                                    920          --
     Other                                                         396           333
----------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities            5,231         3,259
----------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF CONSOLIDATED SUBSIDIARY                        54            54

MEMBER'S EQUITY
     Membership Interest                                         2,507         2,296
     Undistributed Earnings                                        980           924
     Accumulated Other Comprehensive Income (Loss)                (347)         (321)
----------------------------------------------------------------------------------------------
         Total Member's Equity                                   3,140         2,899
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                         $ 13,478      $ 11,007
==============================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
          CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1. BASIS OF PRESENTATION (Exelon, ComEd, PECO and Generation)
         The accompanying consolidated financial statements as of March 31, 2003 and for the three months then ended are unaudited, but in the opinion of management of Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) include all adjustments that are considered necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2002 consolidated balance sheets were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' or member's equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in or incorporated by reference in
ITEM 8 of their Annual Report on Form 10-K for the year ended December 31, 2002.


2. NEW ACCOUNTING PRINCIPLES AND ACCOUNTING CHANGES (Exelon, ComEd, PECO and Generation)

Accounting Principles with a Cumulative Effect upon Adoption
SFAS No. 143

         Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. Exelon, ComEd, PECO and Generation were required to adopt SFAS No. 143 as of January 1, 2003. In Exelon's case, a significant retirement obligation is Generation's obligation to decommission its nuclear plants at the end of their license lives projected to be from 2029 through 2056. These nuclear plants and the related nuclear decommissioning trust fund investments were transferred to Generation by ComEd and PECO in connection with the Exelon corporate restructuring on January 1, 2001.

         Generation had decommissioning assets of $3,053 million and $3,032 million as of December 31, 2002 and March 31, 2003, respectively, in trust accounts. Exelon and Generation anticipate that all trust fund assets will ultimately be used to decommission its nuclear plants.

         After considering recent interpretation of the transitional guidance included in SFAS No. 143, Exelon recorded income of $112 million (after income taxes) as a cumulative effect of a change in accounting principle in connection with its adoption of this standard. The components of the cumulative effect of a change in accounting principle, after income taxes, recorded in the first quarter of 2003 are as follows:

---------------------------------------------------------------------------------------------
Generation (net of income taxes of $52 million)                                  $      80
Generation's investments in AmerGen Energy Company, LLC and
  Sithe Energies, Inc. (net of income taxes of $18 million)                             28
ComEd (net of income taxes of $0)                                                        5
Exelon Enterprises Company, LLC (net of income taxes of $(1) million)                   (1)
---------------------------------------------------------------------------------------------
Total                                                                            $     112
=============================================================================================


         The cumulative effect of the change in accounting principle in adopting SFAS No. 143 had no impact on PECO's income statement.

         The asset retirement obligations (ARO) were determined under SFAS No. 143 to be $2,366 million and $2,363 million for Exelon and Generation, respectively. As further explained below, the adoption also resulted in recording regulatory assets and liabilities. The following table provides a reconciliation of the AROs reflected on the balance sheet at December 31, 2002 and March 31, 2003:

                                                      Generation   Exelon
--------------------------------------------------------------------------------
Accumulated Depreciation                                $2,845     $2,845
Nuclear decommissioning liability for retired units      1,395      1,395
--------------------------------------------------------------------------------
   Decommissioning Obligation at December 31, 2002       4,240      4,240
Net reduction due to adoption of SFAS No. 143            1,877      1,874
--------------------------------------------------------------------------------
   Decommissioning Obligation at January 1, 2003         2,363      2,366
Accretion expense for first quarter 2003                    39         40
--------------------------------------------------------------------------------
Balance at March 31, 2003                               $2,402     $2,406
================================================================================

         Determination of Asset Retirement Obligation

         In accordance with SFAS No. 143, a probability-weighted, discounted cash flow model with multiple scenarios was used to determine the "fair value" of the decommissioning obligation. SFAS No. 143 also stipulates that fair value represent the amount a third party would receive for assuming all of an entity's obligation.

         The present value of future estimated cash flows was calculated using credit-adjusted risk-free rates applicable to the various businesses in order to determine the fair value of Exelon's decommissioning obligation at the time of adoption of SFAS No. 143.

         Significant changes in the assumptions underlying the items discussed above could materially affect the balance sheet amounts and future costs related to decommissioning recorded in the Consolidated Financial Statements.

Exelon
         The following tables set forth Exelon's net income and earnings per common share for the three months ended March 31, 2002 adjusted as if SFAS No. 143 had been applied effective January 1, 2002.

                                                                                         Three Months Ended
                                                                                            March 31, 2002
------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect of changes in accounting principles                $     238
Adjustment as if SFAS No. 143 had been applied effective January 1, 2002                           10
------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of changes in accounting principles                $     248
============================================================================================================


                                                                                         Three Months Ended
                                                                                            March 31, 2002
------------------------------------------------------------------------------------------------------------
Reported net income                                                                         $       8
Adjustment as if SFAS No. 143 had been applied effective January 1, 2002:
     Adjustment to income before cumulative effect of changes in accounting principles             10
     Cumulative effect of changes in accounting principles                                        132
------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                         $     150
============================================================================================================


                                                                                  Three Months Ended March 31, 2002
                                                                                  ---------------------------------
Basic earnings per common share:                                         Reported       Adjustment (1)     Adjusted
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
     of changes in accounting principles                               $    0.74        $     0.03        $   0.77
Net Income                                                             $    0.02        $     0.44        $   0.46
-------------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended March 31, 2002
                                                                                  ---------------------------------
Diluted earnings per common share:                                       Reported      Adjustment  (1)     Adjusted
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
     of changes in accounting principles                               $    0.73        $     0.03        $   0.76
Net Income                                                             $    0.02        $     0.44        $   0.46
-------------------------------------------------------------------------------------------------------------------
(1) The adjustment represents the earnings impact as if SFAS No. 143 had been applied effective January 1, 2002.


         Effect of adopting SFAS No. 143

          Exelon was required to re-measure the decommissioning liabilities at fair value using the methodology prescribed by SFAS No. 143. The transition provisions of SFAS No. 143 required Exelon to apply this re-measurement back to the historical periods in which asset retirement obligations were incurred, resulting in a re-measurement of these obligations at the date the related assets were acquired. Since the nuclear plants previously owned by ComEd were acquired by Exelon on the October 20, 2000 Merger date, Exelon's historical accounting for its ARO has been revised as if SFAS No. 143 had been in effect at the Merger date.

         In the case of the former ComEd plants, the calculation of the SFAS No. 143 ARO yielded decommissioning obligations lower than the value of the corresponding trust assets. ComEd has previously collected amounts from customers (which were subsequently transferred to Generation) in advance of Generation's recognition of decommissioning expense, under SFAS No. 143. While it is expected that the trust assets will ultimately be used entirely for the decommissioning of the plants, the current measurement required by SFAS No. 143 shows an excess of assets over related ARO liabilities. As such, in accordance with regulatory accounting practices and a December 2000 ICC Order, a regulatory liability of $948 million and a corresponding receivable from Generation were recorded at ComEd upon the adoption of SFAS No. 143. Exelon believes that all of the decommissioning assets, including the $73 million of annual collections through 2006, will be used to decommission the former ComEd plants.

Accordingly, Exelon expects the regulatory liability and corresponding receivable from Generation will be reduced to zero at the conclusion of the decommissioning of the former ComEd plants.

         In the case of the former PECO plants, the SFAS No. 143 ARO calculation yielded decommissioning obligations greater than the corresponding trust assets. As such, a regulatory asset of $20 million and a corresponding payable to Generation were recorded upon adoption at PECO. Exelon also expects the regulatory asset and corresponding payable to Generation will be reduced to zero at the conclusion of the decommissioning of the former PECO plants.

         Prior to the adoption of SFAS No. 143, Generation's Accumulated Depreciation included $2,845 million for decommissioning liabilities related to the active plants. This amount was reclassified to an ARO upon the adoption of SFAS No. 143. Additionally, Generation adjusted the total decommissioning liability for the ComEd plants to $1,575 million and for the PECO plants to $787 million. As described above, Generation recorded a payable to ComEd of $948 million and a receivable from PECO of $20 million. Generation also recorded an Asset Retirement Cost asset (ARC) of $172 million related to the establishment of the PECO ARO in accordance with SFAS No. 143. The ARC will be amortized over the remaining lives of the plants.

         As discussed above, Exelon re-measured its 2001 decommissioning related balances associated with the October 2000 Merger purchase price allocation at ComEd and the January 2001 corporate restructuring as if SFAS No. 143 had been in effect at the Merger date. Exelon and ComEd concluded that had SFAS No. 143 been in effect, ComEd would not have recorded an impairment on its regulatory asset for decommissioning of its retired nuclear plants as a purchase price allocation adjustment in 2001 as a result of the December 2000 ICC order. Increased net assets would have been transferred to Generation by ComEd in the corporate restructuring. Accordingly, Exelon recorded a reduction of goodwill of approximately $210 million, with a corresponding reduction in its overall decommissioning obligation in connection with the implementation of SFAS No. 143 on January 1, 2003. Similarly, ComEd recorded a reduction of $210 million of goodwill and of shareholders' equity, and Generation recorded a $210 million increase in member's equity and a corresponding reduction of its decommissioning obligation. In addition, Exelon and ComEd recorded a cumulative effect of a change in accounting principle of $5 million to reverse goodwill amortization that had been recorded in 2001. Exelon and ComEd also reclassified a regulatory asset related to nuclear decommissioning costs for retired units of $248 million to regulatory liabilities.

         The following tables set forth ComEd and Generation's net income and Generation's income before cumulative effect of changes in accounting principles for the three months ended March 31, 2002 adjusted as if SFAS No. 143 had been applied effective January 1, 2002. ComEd's income before cumulative effect of a change in accounting principle was not affected by the adoption of SFAS No. 143.

                                                                                        Three Months Ended
ComEd                                                                                       March 31, 2002
------------------------------------------------------------------------------------------------------------
Reported net income                                                                            $     129
Adjustment as if SFAS No. 143 had been applied effective January 1, 2002:
     Cumulative effect of a change in accounting principle                                             5
------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                            $     134
============================================================================================================

                                                                                          Three Months Ended
Generation                                                                                    March 31, 2002
------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect of changes in accounting principles                   $      66
Adjustment as if SFAS No. 143 had been applied effective January 1, 2002                              10
------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of changes in accounting principles                   $      76
============================================================================================================

                                                                                          Three Months Ended
Generation                                                                                    March 31, 2002
------------------------------------------------------------------------------------------------------------
Reported net income                                                                            $      79
Adjustment as if SFAS No. 143 had been applied effective January 1, 2002:
     Adjustment to income before cumulative effect of a change in accounting principle                10
     Cumulative effect of a change in accounting principle                                           128
------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                            $     217
============================================================================================================

         Accounting methodology under SFAS No. 143

         For the former ComEd plants, realized gains and losses on decommissioning trust funds are reflected in other income and deductions in Generation's Consolidated Statements of Income, while the unrealized gains and losses on marketable securities held in the trust funds adjust the payable
Generation currently has to ComEd. The increases in the ARO are recorded in accretion expense, while the funds received from ComEd for decommissioning are recorded in revenue. Generation's payable to ComEd will be adjusted to reflect the difference between the decommissioning assets and the ARO levels. As such, if the ARO increases at a rate faster than the increase in the trust fund assets, ComEd's regulatory liability and receivable from Generation will decrease. If and when the trust assets are exceeded by the decommissioning liability, Generation is responsible for any shortfall in funding. The result of the above accounting will be adjusted to reflect no earnings impact to
Generation for as long as the trust assets exceed the decommissioning liabilities for the former ComEd plants.

         The above accounting practices are also applicable for former PECO plants owned by Generation, with the addition of the depreciation expense Generation will recognize on the ARC established upon adoption of SFAS No. 143. However, as PECO has the expectation of full recovery of decommissioning costs, the result of the above accounting will be adjusted to reflect no earnings impact to Generation. Therefore, to the extent that the net of decommissioning revenues collected and realized investment income differ from the accretion expense to the decommissioning liability and the related depreciation of the ARC, an adjustment to net the amounts to zero would be recorded by Generation for that period.

         The  ongoing   effects  to  Generation   for  the  accounting  for  the
decommissioning of the AmerGen Energy Company, LLC (AmerGen) plants are recorded within Generation's equity in earnings of AmerGen.

SFAS No. 141 and SFAS No. 142

         In 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), which requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 became effective for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 required that unamortized negative goodwill related to pre-July 1, 2001 purchases be recognized as a change in accounting principle concurrent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). At December 31, 2001, AmerGen, an equity-method investee of Generation, had $43 million of negative goodwill, net of accumulated amortization, recorded on its balance sheet. Upon AmerGen's adoption of SFAS No. 141 in January 2002, Generation recognized its proportionate share of income of $22 million ($13 million, net of income taxes) as a cumulative effect of a change in accounting principle.

         Exelon, ComEd, PECO and Generation adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Other than goodwill, Exelon does not have significant other intangible assets recorded on its consolidated balance sheets. As of December 31, 2001, Exelon's Consolidated Balance Sheets reflected approximately $5.3 billion in goodwill net of accumulated amortization, including $4.9 billion of net goodwill related to the October 20, 2000 merger of Unicom Corporation (Unicom), the former parent company of ComEd, and PECO (Merger) recorded on ComEd's Consolidated Balance Sheets, with the remainder related to Exelon Enterprises Company, LLC (Enterprises). The first step of the transitional impairment analysis indicated that ComEd's goodwill was not impaired but that an impairment did exist with respect to goodwill recorded in
Enterprises' reporting units. InfraSource Inc. (InfraSource), the energy services business (Exelon Services) and the competitive retail energy sales business (Exelon Energy) were determined to be those reporting units of Enterprises that had goodwill allocated to them. The second step of the analysis, which compared the fair value of each of Enterprises' reporting units' goodwill to the carrying value at December 31, 2001, indicated a total goodwill impairment of $357 million ($243 million, net of income taxes and minority interest). The impairment was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

         The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle are as follows:

------------------------------------------------------------------------------------------------
Enterprises goodwill impairment (net of income taxes of $(103))                 $   (254)
Minority interest (net of income taxes of $4)                                         11
Elimination of AmerGen negative goodwill (net of income taxes of $9)                  13
------------------------------------------------------------------------------------------------
Total cumulative effect of a change in accounting principle                     $   (230)
=================================================================================================

         At March 31, 2003, Exelon had goodwill of $4.8 billion of which $4.7 billion relates to ComEd and the remaining goodwill relates to Enterprises' reporting units. Consistent with SFAS No. 142, the remaining goodwill is reviewed for impairment on an annual basis, or more frequently if significant events occur that could indicate an impairment exists. ComEd and Enterprises perform their annual reviews in the fourth quarter of their fiscal years. The annual update impairment review during the fourth quarter of 2002 did not identify any goodwill impairment.

Other Accounting Principles and Accounting Changes
EITF Issue 02-3

         In the third quarter of 2002, Exelon and Generation adopted the provisions of FASB Emerging Issue Task Force (EITF) Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3) issued by the EITF in June 2002 that requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. Prior to adoption, revenues from trading activity were presented in Revenue and the energy costs related to energy trading were presented as either Purchased Power or Fuel expense on Exelon and Generation's Consolidated Statements of Income. For comparative purposes, energy costs related to energy trading have been reclassified to revenue in the results of operations for the three months ended March 31, 2002 to conform to the net basis of presentation required by EITF 02-3.

SFAS No. 146

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Exelon, ComEd, PECO and Generation's results of operations were unaffected by the adoption SFAS No. 146.

FIN No. 45

         In November 2002, the FASB released FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), providing for expanded disclosures and recognition of a liability for the fair value of the obligation undertaken by the guarantor. Under FIN No. 45, guarantors are required to disclose the nature of the guarantee, the maximum amount of potential future payments, the carrying amount of the liability and the nature and amount of recourse provisions or available collateral that would be recoverable by the guarantor. Exelon, ComEd, PECO and Generation adopted the disclosure requirements under FIN No. 45, which were effective for financial statements for periods ended after December 15, 2002. The recognition and measurement provisions of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no material effect on Exelon, ComEd, PECO or Generation's results of operations. Liabilities associated with guarantees entered into during the first quarter of 2003 are reflected in Note 8 - Commitments and Contingencies.

SFAS No. 148

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method on financial results. SFAS No. 148 was effective for financial statements for fiscal years ended after December 15, 2002. Exelon adopted the additional disclosure requirements of SFAS No. 148 and continues to account for its stock-compensation plans under the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The tables below show the effect on net income and earnings per share for Exelon and the effect on net income for ComEd, PECO and Generation had Exelon elected to account for stock-based compensation plans using the fair value method under SFAS No. 123 for the three months ended March 31, 2003 and 2002:


Exelon
                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                        2003                  2002
----------------------------------------------------------------------------------------
Net income - as reported                                 $      361    $       8
Deduct: Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of income taxes                                  (5)          (8)
----------------------------------------------------------------------------------------
Pro forma net income                                     $      356     $    --
========================================================================================
Earnings per share:
    Basic - as reported                                  $     1.11     $   0.02
    Basic - pro forma                                    $     1.10     $     --

    Diluted - as reported                                $     1.11     $   0.02
    Diluted - pro forma                                  $     1.09     $     --
----------------------------------------------------------------------------------------
ComEd
                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                        2003                  2002
----------------------------------------------------------------------------------------
Net income - as reported                                  $     195      $     129
Deduct: Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of income taxes                                  (1)            (3)
----------------------------------------------------------------------------------------
Pro forma net income                                      $     194      $     126
========================================================================================





PECO
                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2003        2002
-----------------------------------------------------------------------------------
Net income on common stock- as reported                    $ 135      $  87
Deduct: Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of income taxes                               (1)        (3)
-----------------------------------------------------------------------------------
Pro forma net income                                       $ 134      $  84
===================================================================================

Generation
                                                       Three Months Ended March 31,
                                                       ---------------------------
                                                           2003       2002
-----------------------------------------------------------------------------------
Net income - as reported                                   $  56      $  79
Deduct: Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of income taxes                               (1)        (4)
-----------------------------------------------------------------------------------
Pro forma net income                                       $  55      $  75
===================================================================================


FIN No. 46

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 addresses consolidating certain variable interest entities and applies immediately to variable interest entities created after January 31, 2003. The impact, if any, of adopting FIN No. 46 on Exelon, ComEd, PECO and Generation's consolidated financial position, results of operations and cash flows has not been determined.

  SFAS No. 149

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 149 also amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.

         SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 will be applied prospectively.

         The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30,

2003. Exelon, ComEd, PECO and Generation are currently determining the impact of the adoption of SFAS No. 149 on their financial position and results of operations.

Change in Accounting Estimate
ComEd
         Effective July 1, 2002, ComEd lowered its depreciation rates based on a depreciation study reflecting its significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annualized reduction in depreciation expense, based on December 31, 2001 plant balances, was estimated to be approximately $100 million ($60 million, after income taxes). As a result of the change, net income for the three months ended March 31, 2003 increased approximately $24 million ($14 million, after income taxes).


3. ACQUISITIONS AND DISPOSITIONS (Exelon and Generation)
Sithe New England Holdings Acquisition

         On November 1, 2002, Generation purchased the assets of Sithe New England Holdings, LLC (currently known as Exelon New England), a subsidiary of Sithe Energies, Inc. (Sithe), and related power marketing operations. Exelon New England's primary assets are gas-fired facilities currently under construction. The purchase price for the Exelon New England assets consisted of a $534 million note to Sithe, $14 million of direct acquisition costs and a $208 million adjustment to Generation's investment in Sithe related to Exelon New England. Additionally, Generation assumed various Sithe guarantees. Generation's assumed guarantees are related to an equity contribution agreement between Exelon New England and Sithe Boston Generating, LLC (currently known as Exelon Boston Generating, LLC (EBG)), a project subsidiary of Exelon New England. The equity contribution agreement requires, among other things, that Exelon New England, upon the occurrence of certain events, contribute up to $38 million of equity for the purpose of completing the construction of two generating facilities. EBG has a $1.25 billion credit facility (EBG Facility), which was entered into primarily to finance the construction of these two generating facilities. The $1.0 billion of debt outstanding under the credit facility at March 31, 2003 is reflected on Exelon and Generation's Consolidated Balance Sheets. Exelon New England owns 4,066 megawatts (MWs) of generation capacity, consisting of 1,645 MWs in operation and 2,421 MWs under construction. Exelon New England's generation facilities are located primarily in Massachusetts.

         The allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed in the acquisition is as follows:

--------------------------------------------------------------------------------
Current Assets (including $12 million of cash acquired)            $       82
Property, Plant and Equipment                                           1,956
Deferred Debits and Other Assets                                           62
Current Liabilities                                                      (159)
Deferred Credits and Other Liabilities                                   (149)
Long-Term Debt                                                         (1,036)
--------------------------------------------------------------------------------
Total Purchase Price                                               $      756
================================================================================

         The purchase price has been adjusted in the first quarter of 2003 for a $64 million reclassification from Generation's investment in Sithe to property, plant and equipment.

         The EBG Facility provides that if these construction projects are not completed by June 12, 2003, the EBG Facility lenders will have the right, but will not be required to, among other things, declare all amounts then outstanding under the EBG Facility to be due, to terminate the interest rate swap agreements, foreclose on all the pledged assets or ownership of the project subsidiaries, or require that all cash held by the project subsidiaries be used to reduce the debt. An event of default under the EBG Facility does not constitute an event of default under any other debt instruments of Exelon or its subsidiaries. Generation believes that the construction projects will be substantially complete by June 12, 2003, but that all of the requirements may not be met by that date. However, Generation continues to monitor and evaluate its construction progress as to whether the requirements of the EBG Facility relating to the construction projects can be satisfied by June 12, 2003. Generation currently expects that arrangements for amendments or waivers, if necessary, can be negotiated with the EBG Facility lenders in the event that the requirements are not satisfied by June 12, 2003.

Acquisition of Generating Plants from TXU

         On April 25, 2002, Generation acquired two natural-gas and oil-fired plants from TXU Corp. (TXU) for an aggregate purchase price of $443 million. The purchase included the 893-MW Mountain Creek Steam Electric Station in Dallas and the 1,441-MW Handley Steam Electric Station in Fort Worth. The transaction included a purchased power agreement for TXU to purchase power during the months of May through September from 2002 through 2006. During the periods covered by the purchased power agreement, TXU has agreed to fixed capacity and variable expense payments, and to provide fuel to Exelon in return for exclusive rights to the energy and capacity of the generation plants. Substantially all of the purchase price has been allocated to property, plant and equipment.

Sale of AT&T Wireless

         On April 1, 2002, Enterprises sold its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. Enterprises recorded a gain of $201 million ($116 million after income taxes) in Other Income and Deductions on Exelon's Consolidated Statements of Income.

4.  REGULATORY ISSUES (Exelon and ComEd)
         On March 3, 2003, ComEd entered into an agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service (Agreement). The Agreement addressed, among other things, issues related to ComEd's residential delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an extension of the purchased power agreement (PPA) with Generation. The parties to the Agreement agreed to make and support a series of coordinated filings intended to lead to the issuance by the ICC of orders consistent with the Agreement. Those orders, which were issued on March 28, 2003, are subject to rehearing. Rehearing requests have been filed with the ICC. Rehearing requests may be considered through the middle of May 2003. The Agreement will not become effective as long as any of the ICC orders are subject to any pending rehearing request or if a stay is issued with respect to any of those orders.

         During the first quarter of 2003, ComEd recorded a charge to earnings, associated with the funding of specified programs and initiatives associated with the Agreement, of $51 million on a present value basis before income taxes. This amount is partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd's delivery services rate proceeding, and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The net one-time charge for these items was $29 million (before income taxes).


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

                                           Three Months Ended March 31,
                                           ----------------------------
                                               2003              2002
--------------------------------------------------------------------------------
Average Common Shares Outstanding               324              321
Assumed Exercise of Stock Options                 2                2
--------------------------------------------------------------------------------
Average Dilutive Common Shares Outstanding      326              323
================================================================================

         There were five million stock options not included in average common shares used in calculating diluted earnings per share due to their antidilutive effect for the three months ended March 31, 2003 and 2002.

6. SEGMENT INFORMATION (Exelon, ComEd, PECO and Generation)
         Exelon operates in three business segments: energy delivery (including ComEd and PECO), generation (includes Generation) and enterprises. Exelon evaluates the performance of its business segments on the basis of net income. ComEd, PECO and Generation each operate in a single business segment. Exelon's segment information for the three months ended March 31, 2003 and 2002 and at March 31, 2003 and December 31, 2002 is as follows:


                                                                                   Corporate and
                                     Energy                                         Intersegment
                                   Delivery      Generation     Enterprises         Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
Total Revenues (1):
2003                             $    2,642      $    1,879     $        580      $       (1,027)      $      4,074
2002                                  2,335           1,461              490                (929)             3,357
Intersegment Revenues:
2003                             $       16      $      993     $         19      $       (1,028)      $         --
2002                                     14             892               25                (931)                --
Income (Loss) Before Income Taxes and the Cumulative Effect of Changes in Accounting Principles:
2003                             $      517      $      (73)    $        (30)     $          (17)      $        397
2002                                    341             111              (47)                (19)               386
Income Taxes:
2003                             $      192      $      (21)    $        (13)     $          (10)      $        148
2002                                    126              45              (19)                 (4)               148
Cumulative Effect of Changes in Accounting Principles:
2003                             $        5      $      108     $         (1)     $           --       $        112
2002                                     --              13             (243)                 --               (230)
Net Income (Loss):
2003                             $      330      $       56     $        (18)     $           (7)      $        361
2002                                    215              79             (271)                (15)                 8
Total Assets:
March 31, 2003                   $   26,984      $   13,478     $      1,283      $       (1,844)      $     39,901
December 31, 2002                    26,550          11,007            1,297              (1,376)            37,478
--------------------------------------------------------------------------------------------------------------------


 (1) $62 million and $57 million in utility taxes are included in the Revenues and Expenses for the three months ended March 31, 2003 and 2002, respectively, for ComEd. $51 million and $44 million in utility taxes are included in the Revenues and Expenses for the three months ended March 31, 2003 and 2002, respectively, for PECO.


7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Exelon, ComEd, PECO and Generation)
         During the three months ended March 31, 2003 and 2002, Exelon recorded pre-tax gains and (losses) in other comprehensive income relating to mark-to-market (MTM) adjustments of contracts designated as cash flow hedges as follows:


                                            ComEd         PECO     Generation    Enterprises      Exelon
---------------------------------------------------------------------------------------------------------
Three months ended March 31, 2003     $       1     $      3        $  (294)      $    4     $    (286)
Three months ended March 31, 2002     $      (2)    $      6        $  (122)      $   17     $    (101)
---------------------------------------------------------------------------------------------------------


         Generation recognized net MTM losses on non-trading energy derivative contracts not designated as cash flow hedges, in Purchased Power on Generation's Consolidated Statements of

Income of $31 million during the three months ended March 31, 2003 and gains of $6 million during the three months ended March 31, 2002.

         Generation recognized net MTM losses on proprietary trading contracts in earnings of $2 million during the three months ended March 31, 2003 and net MTM gains of $1 million during the three months ended March 31, 2002.

         During the three months ended March 31, 2003 and 2002, no amounts were reclassified to other income in the Consolidated Statements of Income and Comprehensive Income as a result of the discontinuance of cash flow hedges related to certain forecasted financing transactions that were no longer probable of occurring.

         During the three months ended March 31, 2003 and 2002, Generation did not reclassify any amounts from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable.

         As of March 31, 2003, deferred net gains/(losses) on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next twelve months are as follows:


                                                             ComEd      PECO      Generation     Enterprises    Exelon
-----------------------------------------------------------------------------------------------------------------------
Net Gains (Losses) Expected to be Reclassified              $   --     $  14      $  (364)       $     5     $   (345)
-----------------------------------------------------------------------------------------------------------------------


         Amounts in accumulated other comprehensive income related to interest rate cash flow hedges are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.

           As of March 31, 2003, ComEd expects to amortize during the next twelve months $7 million of regulatory assets for settled cash flow swaps. During the first quarter 2003, ComEd reclassified $51 million ($30 million, after income taxes) from other comprehensive income to regulatory assets for cash flow swaps settled during the quarter.

         ComEd has also entered into interest rate swaps to effectively convert $485 million in fixed-rate debt to floating rate debt. These swaps have been designated as fair-value hedges as defined in SFAS No. 133, and as such, changes in the fair value of the swaps will be recorded in earnings. However, as long as the hedge remains effective, changes in the fair value of the swaps will be offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness would be recorded immediately in earnings. As of March 31, 2003, these swaps had an aggregate fair market value of $42 million which was classified as Other Deferred Debits and Other Assets within the Consolidated Balance Sheets.

         Generation classifies investments in the trust accounts for decommissioning nuclear plants as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost bases for the securities held in these trust accounts.


                                                                                 March 31, 2003
                                      ----------------------------------------------------------
                                                    Gross         Gross
                                      Amortized    Unrealized    Unrealized     Estimated
                                         Cost        Gains        Losses        Fair Value
------------------------------------------------------------------------------------------------
Equity securities                       $ 1,852     $    53     $  (532)     $ 1,373
Debt securities
    Government obligations                  916          55          (2)         969
    Other debt securities                   693          33         (36)         690
------------------------------------------------------------------------------------------------
Total debt securities                     1,609          88         (38)       1,659
------------------------------------------------------------------------------------------------
Total available-for-sale securities     $ 3,461     $   141     $  (570)     $ 3,032
================================================================================================

                                                                              December 31, 2002
                                      ----------------------------------------------------------
                                                    Gross         Gross
                                      Amortized    Unrealized    Unrealized     Estimated
                                         Cost        Gains        Losses        Fair Value
------------------------------------------------------------------------------------------------
Equity securities                       $ 1,763     $    72     $  (482)     $ 1,353
Debt securities
    Government obligations                  938          62          --        1,000
    Other debt securities                   698          32         (30)         700
------------------------------------------------------------------------------------------------
Total debt securities                     1,636          94         (30)       1,700
------------------------------------------------------------------------------------------------
Total available-for-sale securities     $ 3,399     $   166     $  (512)     $ 3,053
================================================================================================



         Net unrealized losses of $429 million were recognized in Regulatory Assets, Regulatory Liabilities and Accumulated Other Comprehensive Income in Exelon's Consolidated Balance Sheet at March 31, 2003. Net unrealized losses of $429 million were recognized in noncurrent affiliate payables and receivables and Accumulated Other Comprehensive Income in Generation's Consolidated Balance Sheet as of March 31, 2003. Net unrealized losses of $346 million were recognized in Accumulated Depreciation and Accumulated Other Comprehensive Income in the Consolidated Balance Sheets of Exelon and Generation at December 31, 2002.


                                            Three months ended March 31,
                                            -----------------------------
                                                   2003             2002
----------------------------------------------------------------------------
Proceeds from sales                           $     572        $     580
Gross realized gains                                 15               18
Gross realized losses                                (8)             (32)
----------------------------------------------------------------------------

         Net realized gains of $7 million and net realized losses of $10 million for the three months ended March 31, 2003 and 2002 respectively, were recorded in other income and deductions. Net realized losses of $4 million for the three months ended March 31, 2002 were recognized in Accumulated Depreciation. The available-for-sale securities held at March 31, 2003 have an average maturity of eight to ten years. The cost of these securities was determined on the basis of specific identification.

8. COMMITMENTS AND CONTINGENCIES (Exelon, ComEd, PECO and Generation)
         For information regarding capital commitments, nuclear decommissioning and spent fuel storage, see the Commitments and Contingencies and Nuclear
Decommissioning and Spent Fuel Storage Notes in the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation for the year ended December 31, 2002. See Note 4 - New Accounting Principles and Accounting Changes for further discussion of nuclear decommissioning commitments and contingencies.

Environmental Liabilities

           As of March 31, 2003, Exelon had accrued $143 million for environmental investigation and remediation costs that currently can be reasonably estimated, including $114 million for manufactured gas plant (MGP) investigation and remediation. Exelon has identified 71 sites where former MGP activities have or may have resulted in actual site contamination.

         As of March 31, 2003, ComEd had accrued $92 million for environmental investigation and remediation costs that currently can be reasonably estimated. This reserve included $87 million (discounted) for MGP investigation and remediation.

         As of March 31, 2003, PECO had accrued $37 million (undiscounted) for environmental investigation and remediation costs that currently can be
reasonably   estimated,   including  $27  million  for  MGP   investigation  and
remediation.

         As of March 31, 2003, Generation had accrued $14 million (undiscounted) for environmental investigation and remediation cost, none of which relates to MGP investigation and remediation.

         Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Energy Commitments

         Exelon and Generation had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities, including Midwest Generation, LLC (Midwest Generation), and others, including AmerGen, as expressed in the following table:


                     Net Capacity    Power Only       Power Only Purchases from  Transmission Rights
                                                      -------------------------
                    Purchases (1)         Sales        AmerGen  Non-Affiliates         Purchases (2)
----------------------------------------------------------------------------------------------------
        2003          $  543          $2,367          $  187          $1,625          $   64
        2004             765           1,356             315           1,036              93
        2005             426             431             488             319              84
        2006             397             124             493             243               3
        2007             475              31             227             212            --
  Thereafter           3,821               1           1,590             843            --
----------------------------------------------------------------------------------------------------
  Total               $6,427          $4,310          $3,300          $4,278          $  244
====================================================================================================

 (1) Net Capacity Purchases includes Midwest Generation commitments as of March 31, 2003. On October 2, 2002, Generation notified Midwest Generation of its exercise of termination options under the existing Collins Generating Station (Collins) PPA and Peaking Unit (Peaking) PPA. Generation exercised its termination options on 1,727 MWs in 2003 and 2004. In 2003, Generation will take 1,778 MWs of option capacity under the Collins and Peaking Unit Agreements as well as 1,265 MWs of option capacity under the Coal Generation PPA. Net Capacity Purchases in 2004 include 3,474 MWs of optional capacity from Midwest Generation. Net Capacity Purchases also include capacity sales to TXU under the PPA entered into in connection with the purchase of two generating plants in April 2002, which states that TXU will purchase the plant output from May through September from 2002 through 2006. The combined capacity of the two plants is 2,334 MWs.
(2) Transmission Rights Purchases include estimated commitments in 2004 and 2005 for additional transmission rights that will be required to fulfill firm sales contracts.

         Additionally, Generation has the following energy commitments:

         In connection with the 2001 corporate restructuring, Generation entered into a PPA with ComEd under which Generation has agreed to supply all of ComEd's load requirements through 2004. Prices for this energy vary depending upon the time of day and month of delivery. During 2005 and 2006, ComEd's PPA is a partial requirements agreement under which ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of the PPA, Generation is responsible for obtaining any required transmission service, subject to ComEd's obligation to obtain network service over the ComEd system. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and 2006. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will obtain all of its supply from market sources, which could include Generation. The PPA for 2005 and 2006 may be extended to a full requirements contract as a result of the Agreement (See Note 4 - Regulatory Issues).

         In connection with the 2001 corporate restructuring, Generation entered into a PPA with PECO under which Generation has agreed to supply PECO with substantially all of PECO's electric supply needs through 2010. Also, under the restructuring, PECO assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation supplies power to PECO from the transferred generation assets, assigned PPAs and other market sources.

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

ComEd
         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC, alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. In August 2001, each of the three wholesale municipal customers appealed the April 30, 2001 FERC order to the Federal circuit court, which consolidated the appeals for the purposes of briefing and decision. The Federal circuit court has stayed the proceedings pending settlement negotiations among the parties. ComEd currently believes that the outcome of this matter will not have a material impact on its results of operations or financial condition.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment. On November 25, 2002, the court granted the developers' motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment, and Illinois from denying ComEd a tax credit on account of such purchases. ComEd and Illinois have each appealed the ruling. ComEd believes that it did not breach the contracts in question and that the damages claimed far exceed any loss that any project incurred by reason of its ineligibility for the subsidized rate. ComEd intends to prosecute its appeal and defend each case vigorously.

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

Generation
         Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a Federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16 million in various damages. On November 20, 2001, the District Court entered an amended final judgment that included an award of both pre-judgment and post-judgment interests, costs, and medical monitoring expenses that total $43 million. In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in Federal District Court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. Cotter appealed these judgments to the Tenth Circuit Court of Appeals. On April 22, 2003, the Tenth Circuit Court of Appeals reversed both judgments and remanded the cases for retrial. Cotter intends to vigorously defend each case.

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

         The U.S. Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), has submitted a draft feasibility study addressing options for remediation of the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site range from $0 to $87 million. Once a remedy is selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Generation cannot predict its share of the costs.

         Raytheon Arbitration. In March 2001, two subsidiaries of Sithe New England acquired in November 2002, brought an action in the New York Supreme Court against Raytheon Corporation (Raytheon) relating to its failure to honor its guaranty with respect to the performance of the Mystic and Fore River projects, as a result of the abandonment of the projects by the turnkey contractor. In a related proceeding, in May 2002, Raytheon submitted claims to the International Chamber of Commerce Court of Arbitration seeking equitable relief and damages for alleged owner-caused performance delays in connection with the Fore River Power Plant Engineering, Procurement & Construction Agreement (EPC Agreement). The EPC Agreement, executed by a Raytheon subsidiary and guaranteed by Raytheon, governs the design, engineering, construction, start-up, testing and delivery of an 800-MW combined-cycle power plant in Weymouth, Massachusetts. Raytheon recently amended its claim and now seeks 141 days of schedule relief (which would reduce Raytheon's liquidated damage payment for late delivery by approximately $25 million) and additional damages of $16 million. Raytheon also has asserted a claim in the amount of approximately $12 million for loss of efficiency and productivity as a result of an alleged constructive acceleration. Generation believes the Raytheon assertions are without merit and is vigorously contesting these claims. Hearings by the International Chamber of Commerce Court of Arbitration with respect to liability were held in January and February 2003. A decision on liability is expected to be issued in May 2003 and, if necessary, additional hearings will be held on damages in May and June of 2003.

         Clean Air Act. On June 1, 2001, the EPA issued to EBG a Notice of Violation (NOV) and Reporting Requirement pursuant to Sections 113 and 114 of the Clean Air Act, alleging numerous exceedances of opacity limits and violations of opacity-related monitoring, recording and reporting requirements at Mystic Station in Everett, Massachusetts. On January 8, 2002, the EPA
indicated that it had decided to resolve the NOV through an administrative compliance order and a judicial civil penalty action. In March 2002, the EPA issued and Sithe Mystic LLC, a wholly owned subsidiary of EBG, voluntarily entered a Compliance Order and Reporting Requirement (Compliance Order) regarding Mystic Station, under which Mystic Station installed new ignition equipment on three of the four units at the plant. Mystic Station also undertook an extensive opacity monitoring and testing program for all four units at the plant to help determine if additional compliance measures were needed. Pursuant to the requirements of the Compliance Order, the EBG switched three of the four units to a lower sulfur fuel oil by June 1, 2002. The Compliance Order does not address civil penalties. By a letter dated April 21, 2003, the United States Department of Justice notified EBG that, at the request of the EPA, it intended to bring a civil penalty action, but also offered to the opportunity to resolve the matter through settlement discussions. EBG is pursuing settlement discussions with the EPA and the Department of Justice.

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

Exelon, ComEd, PECO and Generation
         Exelon, ComEd, PECO and Generation are involved in various other litigation matters. The ultimate outcome of such matters, as well as the matters discussed above, while uncertain, are not expected to have a material adverse effect on their respective financial condition or results of operations.

Commercial Commitments

         Exelon, ComEd, PECO and Generation's commercial commitments as of March 31, 2003, representing commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations, are as follows:

                                                                                                  Expiration within
                                                    ----------------------------------------------------------------
                                                                                                               2008
Exelon                                      Total         2003       2004-2005          2006-2007        and beyond
--------------------------------------------------------------------------------------------------------------------
Related to Obligations Recorded on the Balance Sheet
----------------------------------------------------
Credit Facility (a)                    $    1,500    $   1,500        $     --          $      --         $      --
Letters of Credit (non-debt) (b)              112           99              13                 --                --
Letters of Credit (long-term debt) (c)        456          175             281                 --                --
Insured Long-Term Debt (d)                    254           --              --                 --               254
Preferred Securities Guarantee (e)            128           --              --                 --               128
Preferred Securities Guarantees (f)           350           --              --                 --               350
Guarantees of Long-Term Debt (g)               40           --              --                 --                40
Midwest Generation Capacity
   Reservation Agreement Guarantee (h)         35            3               7                  7                18
Other
-----
Guarantees of Letters of Credit (i)            93           87               6                 --                --
Performance Guarantees (j)                    108            5               2                 --               101
Surety Bonds (k)                              539          256              78                 12               193
Energy Marketing Contract
    Guarantees (l)                            145          110              35                 --                --
Nuclear Insurance Guarantees (m)            1,380           --              --                 --             1,380
Lease Guarantees (n)                           13           --              --                  2                11
Exelon New England
   Equity Guarantee (o)                        38           38              --                 --                --
--------------------------------------------------------------------------------------------------------------------
Total                                  $    5,191    $   2,273        $    422          $      21         $   2,475
====================================================================================================================

                                                                                                  Expiration within
                                                    ----------------------------------------------------------------
                                                                                                               2008
ComEd                                       Total         2003       2004-2005          2006-2007        and beyond
--------------------------------------------------------------------------------------------------------------------
Related to Obligations Recorded on the Balance Sheet
----------------------------------------------------
Credit Facility (a)                    $      100    $     100        $     --          $      --         $      --
Letters of Credit (non-debt) (b)               23           23              --                 --                --
Letters of Credit (long-term debt) (c)         92           92              --                 --                --
Insured Long-Term Debt (d)                    100           --              --                 --               100
Preferred Securities Guarantees (f)           350           --              --                 --               350
Midwest Generation Capacity
   Reservation Agreement Guarantee (h)         35            3               7                  7                18
Other
-----
Performance Guarantees (j)                      7            5               2                 --                --
Surety Bonds (k)                               18           18              --                 --                --
--------------------------------------------------------------------------------------------------------------------
Total                                  $      725    $     241        $      9          $       7         $     468
====================================================================================================================



                                                                                                  Expiration within
                                                    ----------------------------------------------------------------
                                                                                                               2008
PECO                                        Total         2003       2004-2005          2006-2007        and beyond
--------------------------------------------------------------------------------------------------------------------
Related to Obligations Recorded on the Balance Sheet
----------------------------------------------------
Credit Facility (a)                    $      600    $     600        $     --          $      --         $      --
Letters of Credit (non-debt) (b)               30           30              --                 --                --
Letters of Credit (long-term debt) (c)         17           17              --                 --                --
Insured Long-Term Debt (d)                    154           --              --                 --               154
Preferred Securities Guarantee (e)            128           --              --                 --               128
Other
-----
Surety Bonds (k)                               46           46              --                 --                --
--------------------------------------------------------------------------------------------------------------------
Total                                  $      975    $     693        $     --          $      --         $     282
====================================================================================================================

                                                                                                  Expiration within
                                                    ----------------------------------------------------------------
                                                                                                               2008
Generation                                  Total         2003       2004-2005          2006-2007        and beyond
--------------------------------------------------------------------------------------------------------------------
Related to Obligations Recorded on the Balance Sheet
----------------------------------------------------
Credit Facility (a)                    $       --    $      --        $     --          $      --         $      --
Letters of Credit (non-debt) (b)               14            9               5                 --                --
Letters of Credit (long-term debt) (c)        347           66             281                 --                --
Other
-----
Guarantees of Letters of Credit (i)            66           66              --                 --                --
Performance Guarantees (j)                    101           --              --                 --               101
Surety Bonds (k)                               43           --              --                 --                43
Energy Marketing Contract
   Guarantees (l)                              25           25              --                 --                --
Nuclear Insurance Guarantees (p)              134           --              --                 --               134
Exelon New England
   Equity Guarantee (o)                        38           38              --                 --                --
--------------------------------------------------------------------------------------------------------------------
Total                                  $      768    $     204        $    286          $      --         $     278
====================================================================================================================

(a) Credit Facility - Exelon, along with ComEd, PECO and Generation, maintain a $1.5 billion 364-day credit facility to support commercial paper issuances. At March 31, 2003, there were no borrowings against the credit facility. Additionally, at March 31, 2003, commercial paper outstanding was as follows:

          Exelon Consolidated       $  1,150
          ComEd                           45
          PECO                           493
          Generation                      --

        At March 31, 2003, $250 million of Exelon and PECO's commercial paper was classified as long-term debt.
(b) Letters of Credit (non-debt) - Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(c) Letters of Credit (Long-Term Debt) - Direct-pay letters of credit issued in connection with variable-rate debt in order to provide liquidity in the event that it is not possible to remarket all of the debt as required following specific events, including changes in the basis of determining the interest rate on the debt.
(d)     Insured  Long-Term  Debt -  Borrowings  that have  been  credit-enhanced through the purchase of insurance coverage equal to the amount of principal outstanding plus interest.
(e) Preferred Securities Guarantees - Guarantees issued to guarantee the preferred securities of the subsidiary trusts of PECO.
(f) Preferred Securities Guarantees - Guarantees issued to guarantee the preferred securities of the subsidiary trusts of ComEd.
(g) Guarantees of Long-Term Debt - Issued to guarantee payment of Enterprises' debt.
(h) Midwest Generation Capacity Reservation Agreement Guarantee - In connection with ComEd's agreement with the City of Chicago (Chicago) entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement which Chicago had entered into with Calumet Energy Team, LLC. ComEd will reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. The fair value of this guarantee under FIN 45 of $4 million is included as a liability on Exelon and ComEd's Consolidated Balance Sheets. Additional information regarding this reserve is included within this section under the heading "General" below.
(i) Guarantees of letters of credit - Guarantees issued to provide support for letters of credit as required by third parties. These guarantees could be called upon only in the event of non-payment by a subsidiary.
(j) Performance Guarantees - Guarantees issued to ensure performance under specific contracts.
(k) Surety Bonds - Guarantees issued related to contract and commercial surety bonds, excluding bid bonds.
(l) Energy Marketing Contract Guarantees - Guarantees issued to ensure performance under energy commodity contracts.
(m) Nuclear Insurance Guarantees - Guarantees of nuclear insurance required under the Price-Anderson Act. $1.1 billion of this total exposure is exempt from the $4.5 billion PUHCA guarantee limit by SEC rule.
(n) Lease Guarantees - Guarantees issued to ensure payments on building leases.
(o) Exelon New England Equity Guarantee- See Note 3 - Acquisitions and Dispositions for further information on the $38 million guarantee. After construction of the EBG facilities is complete, Exelon could be required to guarantee up to an additional $42 million in order to ensure that the EBG facilities have adequate funds available for potential outage and other operating costs and requirements.
(p) Nuclear Insurance Guarantee - Guarantees of nuclear insurance required under the Price-Anderson Act. This amount relates to Generation's guarantee of AmerGen's plants. Exelon has a $1.2 billion guarantee relating to Generation's directly owned plants that is not included in this amount.

Unconsolidated Equity Investments

         Generation is a 49.9% owner of Sithe and accounts for the investment as an unconsolidated equity investment. In the first quarter of 2003, Exelon and Generation recorded an impairment charge of $200 million before income taxes in other income and deductions, associated with a decline in the Sithe investment value, which is considered to be other than temporary. Exelon and Generation's management considered various factors in the decision to record an impairment of this investment, including management's recent experience of exploring the sale of its interest in Sithe. The discussions surrounding the sale indicated that the fair value of the Sithe investment is below its book value, and as such, an impairment charge was required. This impairment reduced the book value of the investment to $212 million at March 31, 2003.

         Generation continues to be subject to a Put and Call Agreement (PCA) that gives Generation the right to purchase (Call) the remaining 50.1% of Sithe, and gives the other Sithe shareholders the right to sell (Put) their interest to Generation. If the Put option is exercised, Generation has the obligation to complete the purchase.

         The PCA originally provided that the Put and Call options became exercisable as of December 18, 2002 and expires in December 2005. However, upon Apollo Energy, LLC's (Apollo) purchase of Vivendi's 34.2% ownership and Sithe management's 1% share, Apollo agreed to delay the effective date of its Put right until June 1, 2003 and, if certain conditions are met, until September 1, 2003. There are also certain events that could trigger Apollo's Put right becoming effective prior to June 1, 2003, including Exelon being downgraded below investment grade by Standard and Poor's Rating Group or Moody's Investors Service, Inc., a stock purchase agreement between Exelon and Apollo being executed and subsequently terminated, or the occurrence of any event of default, other than a change of control, under certain Exelon or Apollo credit agreements. Depending on the triggering event, Apollo's Put needs to be funded within 18 or 30 days of the Put being exercised. There have been no changes to the Put and Call terms with respect to Marubeni's remaining 14.9% interest.

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

         If Generation increases its ownership in Sithe to 50.1% or more, Sithe may become a consolidated subsidiary and Exelon and Generation's financial results may include Sithe's financial results from the date of purchase. At March 31, 2003, Sithe had total assets of $2.5 billion (including the $534 million note from Generation) and total debt of $1.3 billion. The $1.3 billion of debt includes $625 million of subsidiary debt incurred primarily to finance the construction of six new generating facilities, $457 million of subordinated debt, $119 million of line of credit borrowings, $41 million of the current portion of long-term debt and capital leases, $30 million of capital leases, and excludes $464 million of non-recourse project debt associated with Sithe's equity investments. For the three months ended March 31, 2003, Sithe had revenues of $199 million.

Credit Contingencies

         Generation is a counterparty to Dynegy in various energy transactions. In early July 2002, the credit ratings of Dynegy were downgraded to below investment grade by two credit rating agencies. As of March 31, 2003, Generation had a net receivable from Dynegy of approximately $4 million and, consistent with the terms of the existing credit arrangement, has received collateral in support of this receivable. Generation also has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station (Independence), a 1,040-MW gas-fired qualified facility that has an energy-only long-term tolling agreement with Dynegy, with a related financial swap arrangement. As of March 31, 2003, Sithe had recognized an asset on its balance sheet related to the fair market value of the financial swap agreement with Dynegy that is marked to market under the terms of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to impair this financial swap asset. Generation estimates, as a 49.9% owner of Sithe, that the impairment would result in an after-tax reduction of its earnings of approximately $13 million.

         In addition to the impairment of the financial swap asset, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation may incur a further impairment associated with Independence.

         Additionally, the future economic value of AmerGen's PPA with Illinois Power Company, a subsidiary of Dynegy, could be impacted by events related to Dynegy's financial condition.

General

         On February 20, 2003, ComEd entered into separate agreements with the City of Chicago (Chicago) and with Midwest Generation (Midwest Agreement). Under the terms of the agreement with Chicago, ComEd will pay Chicago $60 million over ten years ($6 million was paid during the first quarter of 2003) and be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd's fossil stations in 1999, to build a 500-MW generation facility. Under the terms of the Midwest Agreement, ComEd will receive from Midwest Generation $32 million, $22 million of which was received during the first quarter 2003, and the remainder was received during April 2003, to relieve Midwest Generation's obligation under the fossil sale agreement. Midwest Generation will also assume from Chicago a Capacity Reservation Agreement which Chicago had entered into with Calumet Energy Team, LLC (CET), which is effective through June 2012. ComEd will reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement and paid approximately $2 million for amounts owed to CET by Chicago at the time the agreement was executed. In the first quarter of 2003, ComEd recorded a guarantee liability of $4 million under the provisions of FIN 45 related to ComEd's obligation to reimburse Chicago for any nonperformance by Midwest Generation. The net effect of the settlement and the FIN 45 liability to ComEd will be amortized over the remaining life of the franchise agreement with Chicago.

         ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the Internal Revenue Service (IRS). The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ComEd and PECO would have positive net cash flows related to these agreements if any fees are paid to the tax consultant. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.


9. MERGER-RELATED COSTS (Exelon, ComEd, PECO and Generation)
         In association with the Merger, Exelon recorded certain reserves for restructuring costs. The reserves associated with PECO were charged to expense pursuant to EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"; while the reserves associated with Unicom Corporation were recorded as part of the application of purchase accounting and did not affect results of operations, consistent with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

         At  December  31,  2002,   Exelon,   ComEd,  PECO  and  Generation  had
liabilities of $28 million, $13 million, $1 million and $7 million, respectively, for certain benefits such as outplacement services, continuation of health care coverage and educational benefits associated with the merger separation plans. At March 31, 2003, Exelon, ComEd, PECO and Generation's applicable liabilities were $15 million, $5 million, $1 million and $5 million, respectively.

10. LONG-TERM DEBT AND PREFERRED SECURITIES (Exelon, ComEd and PECO)
         On January 22, 2003, ComEd issued $350 million of 3.70% First Mortgage Bonds, due in 2008 and $350 million of 5.875% First Mortgage Bonds, due in 2033. These bond issuances were used to refinance long-term debt which had been previously retired during the third and fourth quarters of 2002.

         On March 17, 2003, ComEd issued $200 million of trust preferred securities, with an annual distribution rate of 6.35% that are mandatorily redeemable in 2033.

         On March 18, 2003, ComEd redeemed $236 million of its First Mortgage Bonds, at a redemption price of 103.863% of the principal amount, plus accrued interest. The bonds, which carried an interest rate of 8.375%, were refinanced with long-term debt issued on April 7, 2003.

         On March 20, 2003, ComEd redeemed $200 million of its trust preferred securities at a redemption price of 100% of the principal amount, plus accrued distributions. The preferred securities, which carried an interest rate of 8.48%, were refinanced with trust preferred securities as discussed below.

         During the three months ended March 31, 2003, Exelon Corporate and ComEd retired $215 million and $52 million of commercial paper classified as long-term debt, respectively.

         In 2003, ComEd entered into forward-starting interest rate swaps with an aggregate notional amount of $240 million to manage interest rate exposure associated with anticipated debt issuance. In connection with the 2003 issuance of First Mortgage Bonds, forward-starting interest rate swaps with an aggregate notional amount of $870 million were settled with net proceeds to counterparties of $51 million ($30 million, after income taxes) that has been deferred in regulatory assets and is being amortized over the life of the First Mortgage Bonds as an increase to interest expense.

         During the three months ended March 31, 2003, ComEd recorded prepayment premiums of $9 million and net unamortized premiums, discounts and debt issuance expenses of $23 million, associated with the early retirement of debt in 2003 that have been deferred by ComEd in regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.

         During the three months ended March 31, 2003, PECO issued $250 million of commercial paper which has been classified as long-term debt (see Note 14 - Subsequent Events).


11. SALE OF ACCOUNTS RECEIVABLE (Exelon and PECO)
         PECO is party to an agreement, which expires in November 2005, with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. As of March 31, 2003, PECO had sold a $225 million interest in accounts receivable, consisting of a $158 million interest in accounts receivable that PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $67 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires cash, which would otherwise be received by PECO under this program, to be held in escrow until the requirement is met. At March 31, 2003, PECO met this requirement.


12. RELATED-PARTY TRANSACTIONS (Exelon, ComEd, PECO and Generation) Exelon and Generation
         Exelon and Generation's financial statements reflect related-party transactions with unconsolidated affiliates as reflected in the tables below.


                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                          2003           2002
--------------------------------------------------------------------------------
Purchased Power from AmerGen (1)                          $ 67          $ 56
Interest Income from AmerGen (2)                           --            --
Interest Expense to Sithe (3)                                3           --
Services Provided to AmerGen (4)                            17            14
Services Provided to Sithe (5)                             --            --
Services Provided by Sithe (6, 7)                            4             1
--------------------------------------------------------------------------------

                                             March 31, 2003    December 31, 2002
--------------------------------------------------------------------------------
Net Receivable from AmerGen (1,2,4)                       $ 26          $ 39
Net Payable to Sithe (5,6,7)                                 6             7
Note Payable to Sithe (3)                                  534           534
--------------------------------------------------------------------------------


(1) Generation has entered into PPAs dated December 18, 2001 and November 22, 1999 with AmerGen. Under the 2001 PPA, Generation has agreed to purchase from AmerGen all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation agreed to purchase from AmerGen all of the residual energy from Clinton Nuclear Power Station (Clinton) through December 31, 2002. The 1999 PPA will be extended through 2026. In accordance with the terms of the AmerGen partnership agreement, Generation has agreed to purchase from AmerGen all of the residual energy from Clinton. Currently, the residual output is approximately 31% of the total output of Clinton.


(2) In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the one-month London Interbank Offering Rate plus 2.25%. In July 2002, the limit of the loan agreement was increased to $100 million and the maturity date was extended to July 1, 2003. As of March 31, 2003, the outstanding principal balance of the loan was $35 million. Total interest earned on the loan was less than $1 million during the three months ended March 31, 2003 and 2002.

(3) Under the terms of the agreement to acquire Exelon New England dated November 1, 2002, Generation issued a $534 million note to be paid in full on June 18, 2003 to Sithe. The note bears interest at the rate equal to LIBOR plus 0.875%. Interest accrued on the note as of March 31, 2003 was $5 million.

(4) Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen with 90 days notice. Generation is compensated for these services at cost.

(5) Under a service agreement dated December 18, 2000, Generation provides certain engineering and environmental services for fossil facilities owned by Sithe and for certain developmental projects. Generation is compensated for these services at cost. Total revenue earned under this service agreement was less than $1 million for the three months ended March 31, 2003 and 2002.


(6)  Under  a  service   agreement  dated  December  18,  2000,  Sithe  provides
     Generation  certain  fuel  and  project  development  services.   Sithe  is
     compensated for these services at cost.

(7) Under a service agreement dated November 1, 2002, Sithe provides Generation certain transition services related to the transition of the New England acquisition which occurred on November 1, 2002.


         Generation's additional related-party transactions are discussed in the "Generation" section of this note.

ComEd
         ComEd's financial statements reflect related-party transactions as reflected in the tables below.

                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                  2003           2002
--------------------------------------------------------------------------------
Operating Revenues from Affiliates

   Generation (1)                                 $ 11          $  9
   Enterprises (1)                                   2             2
Purchased Power from Affiliate
   Generation (2)                                  572           532
Operations & Maintenance from Affiliates
   BSC (3)                                          27            39
   Enterprises (4, 5)                                3             3
Interest Income from Affiliates
   UII (6)                                           6             8
   Other                                             1           --
Capitalized costs
   BSC (3)                                           1             1
   Enterprises (5)                                   6             7
Cash Dividends Paid to Parent                      120           118
--------------------------------------------------------------------------------


                                           March 31, 2003     December 31, 2002
--------------------------------------------------------------------------------
Receivables from Affiliates (current)
    UII (6)                                          $    6          $   15
 Receivables from Affiliates (noncurrent)
    UII (6)                                           1,284           1,284
    Generation (9)                                      920            --
    Other                                                17              16
 Payables to Affiliates, net (current)
    Generation Decommissioning (8)                       29              59
    Generation (1, 2, 7)                                154             339
    BSC (3, 7)                                           13              18
    Other                                                 4            --
 Payables to Affiliates (noncurrent)
    Generation Decommissioning obligation (8)          --               218
    Other                                                 7               6
 Shareholders' Equity - Receivable from Parent (10)     584             615
--------------------------------------------------------------------------------


(1) ComEd provides electric, transmission, and other ancillary services to Generation and Enterprises.

(2)  Effective  January 1, 2001, ComEd entered into a PPA with  Generation.  See
     Note 8 - Commitments and Contingencies for further information regarding the PPA. The Generation payable primarily consists of services related to the PPA.

(3) ComEd receives a variety of corporate support services from Exelon Business Services Company (BSC), including legal, human resource, financial, information technology, supply management and corporate governance services. A portion of such services, provided at cost including applicable overhead, is capitalized.

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

(7) In order to benefit from economics of scale, ComEd processes certain invoice payments on behalf of Generation and BSC.

(8) ComEd has a short-term and had a long-term payable to Generation, primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation.

(9) ComEd has a receivable from Generation, offset by a regulatory liability, as a result of the adoption of SFAS No. 143. For further information see
     Note 2 - New Accounting Principles and Accounting Changes.

(10) ComEd has a non-interest bearing receivable from Exelon related to Exelon's agreement to fund future income tax payments resulting from the collection by ComEd of instrument funding changes. The receivable is expected to be settled over the years 2003 through 2008.

PECO
         PECO's   financial   statements   reflect  a  number  of  related-party
transactions as reflected in the table below.


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                   2003                  2002
---------------------------------------------------------------------------------------------
Operating Revenues from Affiliate
   Generation (1)                                             $       3             $       3
Purchased Power from Affiliate
   Generation (2)                                                   357                   303
Operations & Maintenance from Affiliates
   BSC (3)                                                           10                    17
   Enterprises (4)                                                    2                     8
Capitalized Costs
   BSC (3)                                                            3                     2
   Enterprises (4)                                                    6                     4
Cash Dividends Paid to Parent                                        89                    85
---------------------------------------------------------------------------------------------

                                                          March 31, 2003    December 31, 2002
---------------------------------------------------------------------------------------------
Payables to Affiliates (current)
   Generation (2)                                             $      116            $     124
   BSC (3)                                                            27                   26
   Enterprises (4)                                                     2                   19
   Other                                                               1                    1
Payable to Affiliate (noncurrent)
   Generation (5)                                                     39                   --
Shareholders' Equity - Receivable from Parent (6)                  1,728                1,758
---------------------------------------------------------------------------------------------



(1)  PECO provides energy to Generation for Generation's own use.

(2)  Effective  January 1, 2001,  PECO entered into a PPA with  Generation.  See
     Note 8 - Commitments and Contingencies for further information regarding the PPA.

(3) PECO provides services to BSC related to invoice processing. PECO receives a variety of corporate support services from BSC, including legal, human resource, financial, information technology, supply management and corporate governance services. Such services are provided at cost, including applicable overhead. Some of these costs are capitalized.

(4) PECO receives services from Enterprises for construction, which are capitalized, and the deployment of automated meter reading technology, which is expensed.

(5) PECO has a payable to Generation offset by a regulatory asset as a result of the adoption of SFAS No. 143. See Note 2 - New Accounting Principles and Accounting Changes for further discussion of the adoption of SFAS No. 143.

(6) PECO has a non-interest bearing receivable from Exelon related to Exelon's agreement to fund future income tax payments resulting from the collection of PECO's stranded costs recovery. The receivable is expected to be settled over the years 2001 through 2010.

Generation
         In  addition  to  the   transactions   described  in  the  "Exelon  and
Generation" section of this note, Generation's financial statements reflect a number of related-party transactions as reflected in the tables below.


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                 2003                  2002
-------------------------------------------------------------------------------------------
Operating Revenues from Affiliates
   ComEd (1)                                              $       572             $     532
   PECO (1)                                                       357                   303
   Exelon Energy (2)                                               64                    57
Purchased Power from Affiliates
   ComEd (4)                                                        7                     6
   PECO (4)                                                        --                     2
   Exelon Energy (4)                                                6                     2
Operations & Maintenance from Affiliates
   ComEd (4)                                                        4                     3
   PECO (4)                                                         3                     1
   BSC (6)                                                         35                    53
Interest Expense - Affiliate
   Exelon (3)                                                       1                    --

-------------------------------------------------------------------------------------------

                                                       March 31, 2003     December 31, 2002
-------------------------------------------------------------------------------------------
Receivables from Affiliates (current)
   ComEd  (1)                                           $         154             $     339
   ComEd Decommissioning Receivable (7)                            29                    59
   PECO (1)                                                       116                   124
   BSC (6)                                                         --                    14
   Exelon Energy (2)                                               18                    19
Receivables from Affiliates (noncurrent)
   ComEd Decommissioning Receivable (7)                            --                   218
   PECO (5)                                                        39                    --
   Other                                                            2                     2
Payables to Affiliates (current)
   Exelon (3)                                                       1                     3
   BSC (6)                                                         26                    --
Payable to Affiliate (noncurrent)
   ComEd Decommissioning (5)                                      920                    --
Notes Payable to Affiliate
   Exelon (3)                                                     323                   329
-------------------------------------------------------------------------------------------

(1) Effective January 1, 2001, Generation entered into PPAs with ComEd and PECO. See Note 8 - Commitments and Contingencies for further information on the PPAs.
(2)  Generation sells power to Exelon Energy.
(3) Generation had a payable to Exelon related to Generation's short-term liquidity requirements. As of March 31, 2003, the outstanding principal balance was $323 million.
(4) Generation purchases power from PECO for Generation's own use, buys back excess power from Exelon Energy and purchases transmission and ancillary services from ComEd and PECO.

(5) Generation has a long-term payable to ComEd and a long-term receivable from PECO as a result of the adoption of SFAS No. 143. See Note 2 - New Accounting Principles and Accounting Changes for further discussion of the adoption of SFAS No. 143.
(6) Generation receives a variety of corporate support services from BSC, including legal, human resource, financial, information technology, supply management and corporate governance services. Such services are provided at cost, including applicable overhead. Some third party reimbursements due Generation are recovered through BSC.
(7) Generation has a short-term and had a long-term receivable from ComEd, primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation resulting from the 2001 corporate restructuring.




13.  SUPPLEMENTAL FINANCIAL INFORMATION (Exelon, ComEd and PECO)


Exelon and ComEd
                                                                                        March 31,        December 31,
                                                                                        ---------        -----------
                                                                                             2003              2002
----------------------------------------------------------------------------------------------------------------------
Regulatory Assets (Liabilities)
Nuclear decommissioning
   (see Note 2 - New Accounting Principles and Accounting Changes)                     $     (920)        $      --
Nuclear decommissioning costs for retired plants                                               --               248
Recoverable transition costs                                                                  164               175
Reacquired debt costs and interest rate swap settlements                                      166                84
Recoverable deferred income taxes                                                             (64)              (68)
Other                                                                                          21                 8
----------------------------------------------------------------------------------------------------------------------
Total                                                                                  $     (633)        $     447
======================================================================================================================


Exelon and PECO
                                                                                        March 31,       December 31,
                                                                                        ---------       -----------
                                                                                             2003              2002
----------------------------------------------------------------------------------------------------------------------
Regulatory Assets
Competitive transition charge                                                          $    4,558         $   4,639
Recoverable deferred income taxes                                                             735               729
Non-pension postretirement benefits                                                            63                64
Nuclear decommissioning
   (see Note 2 - New Accounting Principles and Accounting Changes)                             39                --
Reacquired debt costs                                                                          51                53
Compensated absences                                                                           13                 6
----------------------------------------------------------------------------------------------------------------------
Long-Term Regulatory Assets                                                                 5,459             5,491
Deferred energy costs (current asset)                                                          56                31
----------------------------------------------------------------------------------------------------------------------
Total                                                                                  $    5,515         $   5,522
======================================================================================================================


         Exelon's long-term regulatory assets as of December 31, 2002 were $5,938 million.

14. SUBSEQUENT EVENTS (Exelon, ComEd and PECO)
         On April 7, 2003, ComEd issued $395 million of 4.70% First Mortgage Bonds, due on April 15, 2015. The proceeds of these bonds were used to refund other First Mortgage Bonds.

         On April 15, 2003, ComEd redeemed $160 million of its First Mortgage Bonds, at a redemption price of 103.664% of the principal amount, plus accrued interest. The bonds, which carried an interest rate of 8%, were refinanced with long-term debt issued on April 7, 2003.

         On April 28, 2003, PECO issued $450 million of 3.50% First and Refunding Mortgage Bonds due on May 1, 2008. The proceeds from the sale of the bonds were used to repay commercial paper that was used to refinance long-term debt As part of these bond issuances, PECO settled various interest rate swaps for $1 million, before income taxes, which will be recorded in other comprehensive income and will be amortized over the life of the associated debt issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, unless otherwise noted)

EXELON CORPORATION
------------------

GENERAL

         Exelon Corporation (Exelon), a registered public utility holding company, through its subsidiaries, operates in three business segments:

o Energy Delivery, whose businesses include the regulated sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

o Generation, consisting of Exelon Generation Company, LLC's (Generation) owned and contracted for electric generating facilities, energy marketing operations, and equity interests in Sithe Energies, Inc. (Sithe) and AmerGen Energy Company, LLC (AmerGen).

o Enterprises, consisting of Exelon Enterprises Company, LLC's (Enterprises) competitive retail energy sales, energy and infrastructure services, communications and other investments (primarily weighted towards the energy services and retail services industries).

         See Note 6 of the Condensed Combined Notes to Consolidated Financial Statements for further segment information.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Net Income and Earnings Per Share

         Exelon's net income for the three months ended March 31, 2003 increased $353 million, compared to the same period in 2002. Diluted earnings per common share on the same basis increased $1.09 per share. Net income for the three months ended March 31, 2003 reflects $112 million of income for the cumulative effect of a change in accounting principle as a result of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) SFAS No. 143, "Asset Retirement Obligations" (SFAS No. 143), while net income for the three months ended March 31, 2002 reflects a $230 million charge for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding the adoption of SFAS No. 143 and SFAS No. 142.

         Income Before Cumulative Effect of Changes in Accounting Principles for the three months ended March 31, 2003 increased $11 million, or 5%, compared to the same period in 2002. Diluted earnings per common share on the same basis increased $0.04 per share, or 5%. The increase in income before cumulative effect of changes in accounting principles reflects an overall increase in revenue net fuel due to colder weather conditions and increased recoveries of competitive transition charges (CTCs), reduced nuclear refueling outage costs, reduced depreciation expense resulting from lower depreciation rates at Energy Delivery, and decreased interest expense. This increase was partially offset by the impairment of an investment in Sithe Energies, Inc. held by Generation, a one-time charge at Energy Delivery (see Note 4 of the Condensed Combined Notes to Consolidated Financial Statements) and increased operating and maintenance expenses at Generation due to plant acquisitions after the first quarter of 2002.

Results of Operations by Business Segment

         Exelon evaluates its performance on a business segment basis. The comparisons presented under this heading are comparisons of operating results and other statistical information for the three months ended March 31, 2003 to operating results and other statistical information for the same period in 2002. These results reflect intercompany transactions, which are eliminated in our consolidated financial statements.

         Corporate provides the business segments a variety of support services including legal, human resources, financial, information technology, supply management and corporate governance services. These costs are allocated to the business segments. Additionally, Corporate costs reflect costs for strategic long-term planning, certain governmental affairs, and interest costs and income from various investment and financing activities.

Income (Loss) Before Cumulative Effect of Changes in Accounting Principles by Business Segment

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                          2003              2002         Variance          % Change
-------------------------------------------------------------------------------------------------------------------
Energy Delivery                                      $     325         $     215         $    110           51.2%
Generation                                                 (52)               66             (118)        (178.8%)
Enterprises                                                (17)              (28)              11          (39.3%)
Corporate                                                   (7)              (15)               8          (53.3%)
-------------------------------------------------------------------------------------------------
Total                                                $     249         $     238         $     11            4.6%
=================================================================================================

Net Income (Loss) by Business Segment

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                          2003              2002         Variance          % Change
-------------------------------------------------------------------------------------------------------------------
Energy Delivery                                      $     330         $     215         $    115           53.5%
Generation                                                  56                79              (23)         (29.1%)
Enterprises                                                (18)             (271)             253          (93.4%)
Corporate                                                   (7)              (15)               8          (53.3%)
-------------------------------------------------------------------------------------------------
Total                                                $     361         $       8         $    353              n.m.
=================================================================================================

n.m. - not meaningful


Results of Operations - Energy Delivery
                                                            Three Months Ended March 31,
                                                            ----------------------------
 Energy Delivery                                                       2003         2002     Variance      % Change
-------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                $   2,642     $  2,335       $  307        13.1%
Revenue, net of Purchased Power & Fuel Expense                        1,451        1,311          140        10.7%
Operating Income                                                        694          559          135        24.2%
Income Before Income Taxes and Cumulative Effect of a
   Change in Accounting Principle                                       517          341          176        51.6%
Net Income Before Cumulative Effect of a Change in
   Accounting Principle                                                 325          215          110        51.2%
Net Income                                                              330          215          115        53.5%
-------------------------------------------------------------------------------------------------------------------


         The changes in Energy Delivery's revenue, net of purchased power and fuel expense, for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o    changes in customer rates resulting in an $82 million increase,

o increases in weather normalized volumes of $31 million as a result of increases in the number of customers and additional average usage per customer, primarily residential customers,

o favorable weather impacts of $78 million, primarily the results of colder winter weather,

o net unfavorable changes due to customer choice of $8 million, including ComEd's customers electing to purchase energy from alternative energy suppliers or electing ComEd's Power Purchase Option (PPO), under which non-residential customers can purchase power from ComEd at a market-based rate, partially offset by customers returning to PECO as their energy supplier,

o pricing changes related to ComEd's PPA with Generation resulting in a $17 million decrease,

o increase of $16 million in purchases under the ComEd PPA with Generation related to decommissioning collections associated with the adoption of SFAS No. 143 in 2003, which were not recorded in purchased power in 2002, (see
     Note 2 of the Condensed Combined Notes to Consolidated Financial Statements), and

o higher PJM ancillary purchased power charges resulted in a decrease of $17 million.

         The changes in operating income, other than changes in revenue net of purchased power and fuel expense, for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o a net one-time charge of $41 million in 2003 at ComEd as the result of an agreement described in Note 4 - Regulatory Issues,

o reduction in depreciation expense of $24 million due to the impact of lower depreciation rates at ComEd effective July 1, 2002,

o reduction of amortization expense of $16 million for nuclear decommissioning of retired plants at ComEd due to the adoption of SFAS No. 143 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements),

o increased depreciation expense in 2003 of $10 million due to higher plant in service balances,

o lower corporate allocations and executive severance costs partially offset by higher pension and postretirement benefit costs totaling $10 million in 2003, and

o additional gross receipts tax expense of $7 million related to additional revenues (gross receipts taxes are recorded in Revenues and Taxes Other Than Income and have no net impact on operating income).

         The changes in income before income taxes and cumulative effect of a change in accounting principle for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o a decrease in interest expense of $25 million primarily attributable to less outstanding debt and refinancing of existing debt at lower interest rates, and
o the reversal in 2003 of a $12 million reserve for a potential plant disallowance as the result of an agreement described in Note 4 - Regulatory Issues.

         Energy Delivery's effective income tax rate was 37.1% for the three months ended March 31, 2003, compared to 37.0% for the same period in 2002.

         Due to the adoption of SFAS No. 143, ComEd recorded cumulative effect of a change in accounting principle of $5 million, net of income taxes, in the three months ended March 31, 2003. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of these effects.

Energy Delivery Operating Statistics and Revenue Detail
         Energy Delivery's electric sales statistics and revenue detail are as follows:


                                                           Three Months Ended March 31,
                                                           ---------------------------
Retail Deliveries - (in gigawatthours (GWhs))(1)           2003         2002     Variance      % Change
--------------------------------------------------------------------------------------------------------
Bundled Deliveries (2)
Residential                                              10,001        8,465        1,536       18.1%
Small Commercial & Industrial                             7,407        7,207          200        2.8%
Large Commercial & Industrial                             4,966        5,307         (341)      (6.4%)
Public Authorities & Electric Railroads                   1,669        1,994         (325)     (16.3%)
-----------------------------------------------------------------------------------------
    Total Bundled Deliveries                             24,043       22,973        1,070        4.7%
-----------------------------------------------------------------------------------------
Unbundled Deliveries (3)
Alternative Energy Suppliers
Residential                                                 264          792         (528)     (66.7%)
Small Commercial & Industrial                             1,550        1,100          450       40.9%
Large Commercial & Industrial                             2,042        1,489          553       37.1%
Public Authorities & Electric Railroads                     282          138          144      104.3%
-----------------------------------------------------------------------------------------
                                                          4,138        3,519          619       17.6%
-----------------------------------------------------------------------------------------
PPO (ComEd Only)
Small Commercial & Industrial                               794          763           31        4.1%
Large Commercial & Industrial                             1,433        1,311          122        9.3%
Public Authorities & Electric Railroads                     537          242          295      121.9%
-----------------------------------------------------------------------------------------
                                                          2,764        2,316          448       19.3%
-----------------------------------------------------------------------------------------
    Total Unbundled Deliveries                            6,902        5,835        1,067       18.3%
-----------------------------------------------------------------------------------------
Total Retail Deliveries                                  30,945       28,808        2,137        7.4%
=========================================================================================

(1)  One GWh is the equivalent of one million kilowatthours (kWh).
(2) Bundled service reflects deliveries to customers taking electric generation service under tariffed rates.
(3)  Unbundled   service  reflects   customers   electing  to  receive  electric
     generation service from an alternative energy supplier or ComEd's PPO.



                                                           Three Months Ended March 31,
                                                           ----------------------------
Electric Revenue                                                       2003         2002     Variance      % Change
-------------------------------------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                                                       $     905     $    761     $    144       18.9%
Small Commercial & Industrial                                           591          580           11        1.9%
Large Commercial & Industrial                                           340          346           (6)      (1.7%)
Public Authorities & Electric Railroads                                 106          110           (4)      (3.6%)
-----------------------------------------------------------------------------------------------------
    Total Bundled Revenues                                            1,942        1,797          145        8.1%
-----------------------------------------------------------------------------------------------------
Unbundled Revenues (2)
Alternative Energy Suppliers
----------------------------
Residential                                                              17           54          (37)      (68.5%)
Small Commercial & Industrial                                            51           17           34          n.m.
Large Commercial & Industrial                                            54           13           41          n.m.
Public Authorities & Electric Railroads                                   9            2            7          n.m.
-----------------------------------------------------------------------------------------------------
                                                                        131           86           45       52.3%
-----------------------------------------------------------------------------------------------------
PPO (ComEd Only)
----------------
Small Commercial & Industrial                                            49           43            6       14.0%
Large Commercial & Industrial                                            72           64            8       12.5%
Public Authorities & Electric Railroads                                  28           13           15      115.4%
-----------------------------------------------------------------------------------------------------
                                                                        149          120           29       24.2%
-----------------------------------------------------------------------------------------------------
    Total Unbundled Revenues                                            280          206           74       35.9%
-----------------------------------------------------------------------------------------------------
Total Electric Retail Revenues                                        2,222        2,003          219       10.9%
-----------------------------------------------------------------------------------------------------
    Wholesale and Miscellaneous Revenue (3)                             132          123            9        7.3%
-----------------------------------------------------------------------------------------------------
Total Electric Revenue                                            $   2,354     $  2,126     $    228       10.7%
=====================================================================================================


(1) Bundled revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO's tariffed rates also include a CTC charge.
(2) Unbundled revenue reflects revenue from customers electing to receive electric generation service from an alternative energy supplier or ComEd's PPO. Revenue from customers choosing an alternative energy supplier includes a distribution charge and a CTC. Revenues from customers choosing ComEd's PPO includes an energy charge at market rates, transmission and distribution charges and a CTC. Transmission charges received from alternative energy suppliers are included in wholesale and miscellaneous revenue.
(3) Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.
n.m. - not meaningful

         The  differences  in three months ended March 31, 2003 electric  retail revenues as compared to the same period in 2002 were attributable to the following:
                                                       Variance
--------------------------------------------------------------------
Weather                                               $     101
Rate Changes                                                 82
Volume                                                       50
Customer Choice                                             (20)
Other Effects                                                 6
--------------------------------------------------------------------
Electric Retail Revenue                               $     219
====================================================================

o Weather. The demand for electricity is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions," because these weather conditions result in increased sales of electricity.

     Conversely, mild weather reduces demand. The weather impact for the three months ended March 31, 2003 was favorable compared to the same period in 2002 as a result of colder winter weather in 2003. Heating degree-days in the ComEd and PECO service territories were 17% higher and 33% higher, respectively, in 2003 as compared to 2002.

o Rate Changes. The increase in revenues attributable to rate changes reflects the collection of additional CTC's in 2003 by ComEd of $105 million due to an increase in the number of customers choosing an alternative energy supplier and changes in the wholesale market price of electricity, net of increased mitigation factors. Increased wholesale market prices decreased revenue received under ComEd's PPO by $23 million.

o Volume. Revenues from higher delivery volume, exclusive of the effect of weather, increased due to an increased number of customers and increased usage per customer, primarily residential and large commercial and industrial customers.

o Customer Choice. All ComEd and PECO customers have the choice to purchase energy from alternative suppliers. This affects revenues from the sale of energy but not revenue from the delivery of electricity since ComEd and PECO continue to deliver electricity that is purchased from alternative suppliers. As of March 31, 2003, 13% of energy delivered to Energy Delivery's customers was provided by alternative electric suppliers. The decrease in electric retail revenues includes a decrease in revenues of $39 million from customers in Illinois electing to purchase energy from an alternative retail electric supplier (ARES) or ComEd's PPO, partially offset by an increase in revenues of $19 million from customers in Pennsylvania who selected or returned to PECO as their electric supplier.

              The Pennsylvania Utility Commission's (PUC) Final Electric Restructuring Order established market share thresholds (MST) for PECO to promote competition. The MST requirements provide that, if as of January 1, 2003, less than 50% of residential and commercial customers have chosen an alternative electric generation supplier, the number of customers sufficient to meet the MST shall be randomly selected and assigned to an alternative electric generation supplier through a PUC determined process. On January 1, 2003, the number of customers choosing an alternative electric generation supplier did not meet the MST. In January 2003, PECO submitted to the PUC a MST plan to meet the 50% threshold requirement for its commercial customers, which was approved by the PUC in February 2003. As of March 31, 2003, an auction had been completed for the commercial customers and the customer enrollment phase is currently in process. The randomly selected customers will be transferred to the alternative electric generation suppliers in May 2003, if they do not choose the option to not participate in the program. In February 2003, PECO filed a residential customer MST plan, and on May 1, 2003, the PUC approved the plan. The approved plan provides for a two-step process with a total of up to 400,000 residential customers being assigned to winning alternative electric generation supplier bidders: up to 100,000 in July 2003, and another 300,000 in December 2003. Any customer transferred would have the right to return to PECO at any time. PECO does not expect the transfer of customers pursuant to the MST plan to have a material impact on its results of operations, financial position or cash flows.

         Energy Delivery's gas sales statistics and revenue detail were as follows:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                              2003         2002     Variance      % Change
-------------------------------------------------------------------------------------------------------------
Deliveries in million cubic feet (mmcf)                     39,626       31,357        8,269       26.4%
Revenue                                                  $     288     $    209     $     79       37.8%
--------------------------------------------------------------------------------------------


         The changes in gas revenue for the three months ended March 31, 2003 as compared to the same period in 2002, were as follows:

                                                                 Variance
--------------------------------------------------------------------------
Weather                                                     $      59
Volume                                                             17
Rate Changes                                                        3
--------------------------------------------------------------------------
Gas Revenue                                                 $      79
--------------------------------------------------------------------------

o Weather. The demand for gas is impacted by weather conditions. Very cold weather in non-summer months is referred to as "favorable weather conditions," because these weather conditions result in increased sales of gas. Conversely, mild weather reduces demand. The weather impact was favorable compared to the prior year as a result of colder winter weather. Heating degree-days increased 33% in the three months ended March 31, 2003 compared to the same period in 2002.
o Volume. Exclusive of weather impacts, higher delivery volume increased revenue in the three months ended March 31, 2003 compared to the same period in 2002 resulting from customer growth. Deliveries to customers, excluding the effects of weather, increased 5% in the three months ended March 31, 2003 compared to the same period in 2002.
o Rate Changes. The favorable variance in rates is attributable to a 15% increase in the purchased gas adjustment by the PUC effective March 1, 2003. The average rate per million cubic feet for the three months ended March 31, 2003 was 9% higher than the rate in the same 2002 period. PECO's gas rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.

Results of Operations - Generation

         In the second quarter of 2002, Generation early adopted FASB Emerging Issues Task Force (EITF) Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). EITF 02-3 was issued by the EITF in June 2002 and required revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. For comparative purposes, energy costs related to energy trading have been reclassified as revenue for prior periods to conform to the net basis of presentation required by EITF 02-3.



                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                       2003         2002     Variance      % Change
------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                $   1,879     $  1,461       $  418        28.6%
Revenue, net of Purchased Power & Fuel Expense                          674          633           41         6.5%
Operating Income                                                         94           89            5         5.6%
Income (Loss) Before Income Taxes and Cumulative Effect
   of Changes in Accounting Principles                                  (73)         111         (184)     (165.8%)
Income (Loss) Before Cumulative Effect of Changes in
   Accounting Principles                                                (52)          66         (118)     (178.8%)
Net Income                                                               56           79          (23)      (29.1%)
------------------------------------------------------------------------------------------------------------------


         The changes in Generation's revenue, net of purchased power and fuel expense, for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o increased demand due to customers returning to PECO from alternative energy suppliers and favorable weather conditions in the ComEd and PECO service territories in 2003 resulting in net volume and price increases of $34 million,

o increases of $32 million for generation from plants acquired after the first quarter of 2002 resulting in higher market sales,

o increased revenue to ComEd of $16 million associated with the adoption of SFAS No. 143, which was not included in revenue in 2002,

o mark-to-market losses on hedging activities of $31 million in 2003 compared to mark-to-market gains of $6 million on hedging activities in 2002, and

o    write-down  of  nuclear  fuel  of  $6  million  in  2003   resulting   from
     underperforming fuel at the Quad Cities Unit 1.

         The changes in operating income, other than changes in revenue net of purchased power and fuel expense, for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o higher costs of $27 million for employee medical, pension and other benefits in 2003, partially offset by a one-time executive severance charge of $19 million in 2002,

o increased O&M costs of $19 million due to asset acquisitions made after the first quarter of 2002,

o reduced refueling outage costs of $32 million resulting from fewer refueling outage days in 2003,

o additional depreciation of $15 million due to capital additions placed in service and plant acquisitions made after the first quarter of 2002, and

o    increased   accretion  expense  of  $57  million  primarily  due  to  asset retirement obligation accretion due to the adoption of SFAS No. 143, partially offset by reduced decommissioning expense of $33 million.

         The changes in income before income taxes and cumulative effect of changes in accounting principles for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o a pre-tax impairment charge of $200 million related to Generation's equity investment in Sithe,

o    increased decommissioning trust investment income of $20 million,

o    reduced equity in earnings of unconsolidated affiliates of $4 million, and

o increased interest expense of $2 million primarily due to the note payable to Sithe.

         Generation's effective income tax rate was 28.8% for the three months ended March 31, 2003 compared to 40.5% for the same period in 2002. This decrease was primarily attributable to the impact of the impairment of Generation's investment in Sithe and other tax benefits recorded in 2003.

         Cumulative effect of changes in accounting principles recorded in the three months ended March 31, 2003 and 2002 included income of $108 million, net of income taxes, recorded in 2003 related to the adoption of SFAS No. 143 and income of $13 million, net of income taxes, recorded in 2002 related to the adoption of SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No.
142. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of these effects.

Generation Operating Statistics
         Generation's sales and the supply of these sales, excluding the trading portfolio, were as follows:

                                            Three Months Ended March 31,
                                            ----------------------------
Sales (in GWhs)                                        2003         2002     Variance      % Change
----------------------------------------------------------------------------------------------------
Energy Delivery                                      29,346       27,750        1,596        5.8%
Exelon Energy                                         1,248        1,250           (2)      (0.2%)
Market Sales                                         23,815       19,324        4,491       23.2%
-------------------------------------------------------------------------------------
Total Sales                                          54,409       48,324        6,085       12.6%
=====================================================================================

                                            Three Months Ended March 31,
                                            ----------------------------
Supply of Sales (in GWhs)                              2003         2002     Variance      % Change
----------------------------------------------------------------------------------------------------
Nuclear Generation (1)                               29,330       27,533        1,797        6.5%
Purchases - non-trading portfolio (2)                20,029       18,093        1,936       10.7%
Fossil and Hydro Generation                           5,050        2,698        2,352       87.2%
-------------------------------------------------------------------------------------
Total Supply                                         54,409       48,324        6,085       12.6%
=====================================================================================
(1) Excluding AmerGen.
(2) Including purchased power agreements with AmerGen.

         Trading volume of 9,527 GWhs and 14,239 GWhs for the three months ended
March 31, 2003 and 2002, respectively, is not included in the table above.


         Generation's average margin and other operating data for the three months ended March 31, 2003 and 2002 were as follows:

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
 ($/MWh)                                                                    2003              2002         % Change
-------------------------------------------------------------------------------------------------------------------
Average Revenue
     Energy Delivery                                                 $    30.87       $      29.98           3.0%
     Exelon Energy                                                        43.28              45.60          (5.1%)
     Market Sales                                                         37.05              28.15          31.6%
     Total - excluding the trading portfolio                              33.96              29.63          14.6%

Average Supply Cost (1) - excluding the trading portfolio            $    21.29       $      16.74          27.2%

Average Margin - excluding the trading portfolio                     $    12.67       $      12.89          (1.7%)
-------------------------------------------------------------------------------------------------------------------
(1)      Average supply cost includes purchased power and fuel costs.


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                                              2003             2002
-------------------------------------------------------------------------------------------------------------------
Nuclear fleet capacity factor (1)                                                             94.4%            90.3%
Nuclear fleet production cost per MWh (1)                                               $    12.80        $   14.26
Average purchased power cost for wholesale operations per MWh                           $    41.75        $   34.26
-------------------------------------------------------------------------------------------------------------------
(1) Including AmerGen and excluding Salem.


         Generation's MWh deliveries increased 12.6% in the three months ended March 31, 2003 as compared to the same period in 2002. Increased deliveries were a result of favorable weather conditions, which increased the demand for Energy Delivery and higher market sales attributable to the increased supply from acquired generation and power uprates at existing facilities.

         The factors below contributed to the overall reduction in Generation's average margin for the three months ended March 31, 2003 as compared to the same period in 2002.

         Generation's average revenue per MWh was affected by:

     o increased weighted average on and off-peak prices per MWh for supply agreements with ComEd,

     o    higher prices per MWh on sales under supply  agreements with PECO, and

     o    higher market prices.

         Generation's supply mix changed due to:

     o increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 compared to 2002,

     o increased fossil generation due to the effect of the acquisition of two generating plants in Texas in April 2002, a peaking facility placed in service in July 2002 and the Sithe New England (currently known as Exelon New England) plants acquired in November 2002, which in total account for an increase of 2,500 GWhs, and

     o increased quantity of purchased power at higher prices to service greater than anticipated customer loads.

         Higher nuclear capacity factors and decreased nuclear production costs are primarily due to 30 fewer planned refueling outage days, resulting in a $32 million decrease in outage costs, in the three months ended March 31, 2003 as compared to the same period in 2002. Additionally, the three months ended March 31, 2003 included three unplanned outages compared to five unplanned outages during the three months ended March 31, 2002.

Results of Operations - Enterprises


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                       2003         2002     Variance      % Change
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                 $    580      $   490        $  90         18.4%
Operating Income (Loss)                                                 (27)         (34)           7        (20.6%)
Income (Loss) Before Income Taxes and Cumulative Effect
   of Changes in Accounting Principles                                  (30)         (47)          17        (36.2%)
Income (Loss) Before Cumulative Effect of Changes in
   Accounting Principles                                                (17)         (28)          11        (39.3%)
Net Income (Loss)                                                       (18)        (271)         253        (93.4%)
---------------------------------------------------------------------------------------------------------

         The changes in Enterprises' operating income (loss) for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o lower revenues of $14 million from Exelon Services as a result of reduced construction projects offset by lower construction costs of $13 million,

o higher gross margins at InfraSource Inc. of $2 million primarily resulting from bad debt expense recorded in 2002 as a result of the downturn in the telecommunications industry,

o lower gross margins at Exelon Energy of $12 million resulting from the reversal of mark-to-market adjustments of $7 million and additional gas supply costs of $11 million attributable to purchases at spot rates for gas in the Northeast, offset by higher gross margins of $6 million in the Midwest attributable to increased unit margins and higher volumes due to colder weather,

o reductions in general and administrative expenses of $10 million primarily resulting from Exelon's 2002 Cost Management Initiative, and

o accelerated depreciation of assets in 2002 relating to Exelon Energy's discontinuance of retail sales in the PJM region of $7 million.

         The changes in income (loss) before income taxes and cumulative effect of changes in accounting principles for the three months ended March 31, 2003 compared to the same period in 2002, included the following:

o    lower interest expense of $2 million,

o higher equity in earnings of unconsolidated affiliates of $4 million resulting from the discontinuance of losses from the AT&T Wireless investment as a result of its sale in the second quarter of 2002, and $3 million resulting from lower costs at a communications joint venture, and

o impairment of a software-related investment of $5 million due to an other than temporary decline in value. In the first quarter of 2002, Enterprises had a $2 million net realized loss on a communications investment and a $2 million impairment of a communications investment.

         The effective income tax rate was 43.3% for the three months ended March 31, 2003, compared to 40.4% for the same period in 2002. This increase in the effective tax rate was attributable to various income tax related items totaling $1 million.

         The cumulative effect of a change in accounting principles recorded in the three months ended March 31, 2003 due to the adoption of SFAS No. 143 reduced net income by $1 million, net of income taxes. The cumulative effect of a change in accounting principle recorded in the three months ended March 31, 2002 due to the adoption of SFAS No. 142 reduced net income by $243 million, net of income taxes (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements).

         Enterprises continues to pursue the divestiture of certain businesses; however, it may be unable to successfully implement its divestiture strategy of certain businesses for a number of reasons, including an inability to locate appropriate buyers or to negotiate acceptable terms for the transactions. In addition, the amount that Enterprises may realize from a divestiture is subject to fluctuating market conditions that may contribute to pricing and other terms that are materially different than expected and could result in a loss on the sale. Timing of any divestitures may positively or negatively affect the results of operations as Exelon expects certain businesses to be profitable going forward.

General

         Due to revenue needs in the states in which Exelon operates, various state income tax and fee increases have been proposed or are being contemplated. If these changes are enacted, they could increase Exelon's state income tax expense. At this time, however, Exelon cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies, and, if enacted, whether any such legislation or regulation would be effective retroactively or prospectively. As a result, Exelon cannot currently estimate the effect of these potential changes in tax laws or regulation.

LIQUIDITY AND CAPITAL RESOURCES

         Exelon's businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from Energy Delivery and Generation's operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon's access to external financing at reasonable terms depends on Exelon's and its subsidiaries' credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Exelon no longer has access to external financing sources at reasonable terms, Exelon has access to a $1.5 billion revolving credit facility that Exelon currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Exelon primarily uses its capital resources to fund capital requirements, including construction, to invest in new and existing ventures, to repay maturing debt and to pay common stock dividends. Future acquisitions that Exelon may undertake may require external financing, which might include Exelon issuing common stock.

Cash Flows from Operating Activities

         Cash flows provided by operations for the three months ended March 31, 2003 were $383 million compared to $826 million in the three months ended March 31, 2002. The decrease in cash flows was primarily attributable to a $305 million decrease in working capital. In the first quarter of 2003, approximately 40% of cash flows provided by operations were provided by Energy Delivery and 60% were provided by Generation. Enterprises' cash flows from operations were immaterial to Exelon for the three months ended March 31, 2003. Energy Delivery's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. Energy Delivery's future cash flows will depend upon the ability to achieve cost savings in operations and the impact of the economy, weather and customer choice on its revenues. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Energy Delivery and Enterprises. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs. Although the amounts may vary from period to period as a result of the uncertainties inherent in business, Exelon expects that Energy Delivery and Generation will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities

         Cash flows used in investing activities for the three months ended March 31, 2003 were $457 million, compared to $630 million for the three months ended March 31, 2002. The decrease is primarily attributable to a decrease in capital expenditures due to two scheduled refueling outages occurring during the three months ended March 31, 2003 compared to four outages in the same period in the prior year and $70 million related to liquidated damages from Raytheon (see
Note 8 of the Condensed Combined Notes to Consolidated Financial Statements). Capital expenditures by business segment for the three months ended March 31, 2003 and 2002 were as follows:

                                         Three Months Ended March 31,
                                         -----------------------------
                                                2003              2002
----------------------------------------------------------------------
Energy Delivery                            $     239         $     250
Generation                                       175               308
Enterprises                                        6                18
Corporate and Other                                7                10
----------------------------------------------------------------------
Total Capital Expenditures                 $     427         $     586
======================================================================

         Energy   Delivery's   capital   expenditures   for  2003   reflect  the
continuation of efforts to
further improve the reliability of its distribution system. Exelon anticipates that Energy Delivery's capital expenditures will be funded by internally generated funds, borrowings, the issuance of preferred securities, or capital contributions from Exelon.

         Generation's capital expenditures for 2003 reflect the construction of three Exelon New England generating facilities with projected capacity of 2,421 MWs of energy, additions to and upgrades of existing facilities (including nuclear refueling outages), and nuclear fuel. In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate of one-month LIBOR plus 2.25%. In July 2002, the loan agreement and the loan were increased to $100 million and the maturity date was extended to July 1, 2003. As of March 31, 2003, the balance of the loan to AmerGen was $35 million. Exelon anticipates that Generation's capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

         Enterprises' capital expenditures for 2003 are primarily for additions to or upgrades of existing facilities. All of Enterprises' capital expenditures are expected to be funded by capital contributions or borrowings from Exelon.

Cash Flows from Financing Activities

         Cash flows provided by financing activities were $108 million for the three months ended March 31, 2003 compared to $15 million for the three months ended March 31, 2002. The increase is primarily attributable to an increase in net borrowings. See Notes 10 and 14 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of Exelon's debt and preferred securities financing activities in 2003.

Credit Issues

         Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by the Exelon corporate holding company (Exelon Corporate) and by ComEd, PECO and Generation. Exelon Corporate participates, along with ComEd, PECO and Generation, in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility became effective on November 22, 2002 and includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon Corporate may increase or decrease the sublimits of each of the participants upon written notification to the banks. As of March 31, 2003, Exelon Corporate's sublimit was $800 million, ComEd's was $100 million, PECO's was $600 million and there was no sublimit for Generation. The credit facility is used principally to support the commercial paper programs of Exelon Corporate, ComEd, PECO and Generation. At March 31, 2003, Exelon's Consolidated Balance Sheet reflected $1,150 million of commercial paper outstanding of which $250 million was classified as long-term debt. For the three months ended March 31, 2003, the average interest rate on notes payable was approximately 1.41%.

         The credit facility requires Exelon Corporate, ComEd, PECO and Generation to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon Corporate and Generation, revenues from Exelon New England and interest on the debt of Exelon New England's project subsidiaries. Exelon Corporate is measured at the Exelon consolidated level. At March 31, 2003, Exelon Corporate, ComEd, PECO and Generation were in compliance with the credit agreement thresholds. The following table summarizes the threshold reflected in the credit agreement that the ratio cannot be less than for the twelve-month period ended March 31, 2003:


                                 Exelon Corporate             ComEd           PECO        Generation
-------------------------------------------------------------------------------------------------------
Credit Agreement Threshold              2.65 to 1         2.25 to 1        2.25 to 1         3.25 to 1
-------------------------------------------------------------------------------------------------------


         To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by Exelon's corporate treasurer. ComEd and its subsidiary, Commonwealth Edison Company of Indiana, Inc., PECO, Generation and Exelon Business Services Company (BSC) may participate in the money pool as lenders and borrowers, and Exelon Corporate as a lender. Contributions to and permitted borrowings from the money pool are based on whether the contributions and borrowings result in economic benefits to all the participants. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. During the first quarter 2003, ComEd had various loans to Generation under the money pool. The maximum amount of loans outstanding at any time during the quarter was $335 million. As of March 31, 2003, there was no outstanding balance on these loans.

         Exelon's access to the capital markets, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. None of Exelon's borrowings is subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase fees and interest charges under Exelon's $1.5 billion credit facility and certain other credit facilities. From time to time, Exelon enters into energy commodity and other contracts that require the maintenance of investment grade ratings. Failure to maintain investment grade ratings would allow counterparties to certain energy commodity contracts to terminate the contracts and settle the transactions on a net present value basis.

         Exelon obtained an order from the United States Securities and Exchange Commission (SEC) under PUHCA authorizing through March 31, 2004 financing transactions, including the issuance of common stock, preferred securities, long-term debt and short-term debt, in an aggregate amount not to exceed $4 billion. As of March 31, 2003, there was $2.1 billion of financing authority remaining under the SEC order. Exelon's request for an additional $4 billion in financing authorization is pending with the SEC. The current order limits Exelon's short-term debt outstanding to $3 billion of the $4 billion total financing authority. Exelon's request that the short-term debt sub-limit restriction be eliminated is pending with the SEC. The SEC order also authorized Exelon to issue guarantees of up to $4.5 billion outstanding at any one time. At

March 31, 2003, Exelon had provided $1.5 billion of guarantees under the SEC order. See Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations in this section for further discussion of guarantees. The SEC order requires Exelon and ComEd to maintain a ratio of common equity to total capitalization (including securitization debt) on and after June 30, 2002 of not less than 30%. At March 31, 2003, Exelon and ComEd's common equity ratios were 32% and 46%, respectively. Exelon and ComEd expect that they will maintain a common equity ratio of at least 30%.

         Under PUHCA, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. However, the SEC order granted permission to ComEd, and to Exelon, to the extent Exelon receives dividends from ComEd paid from ComEd additional paid-in-capital, to pay up to $500 million in dividends out of additional paid-in capital, although Exelon may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization. At March 31, 2003, Exelon had retained earnings of $2.3 billion, including ComEd's retained earnings of $652 million, PECO's retained earnings of $447 million and Generation's undistributed earnings of $980 million. Exelon is also limited by order of the SEC under PUHCA to an aggregate investment of $4 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At March 31, 2003, Exelon had invested $2.2 billion in EWGs, leaving $1.8 billion of investment authority under the order. Exelon's request for an additional $1.5 billion in EWG investment authorization is pending with the SEC.

Contractual   Obligations,   Commercial   Commitments  and   Off-Balance   Sheet
Obligations

         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon's contractual obligations and commercial commitments as of March 31, 2003 were materially unchanged, other than the normal course of business, from the amounts set forth in the 2002 Form 10-K except for the following:

     o On March 3, 2003, ComEd entered into an agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service (Agreement). The Agreement addressed, among other things, issues related to ComEd's residential delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an extension of the purchased power agreement (PPA) with Generation. The parties to the Agreement agreed to make and support a series of coordinated filings intended to lead to the issuance by the Illinois Commerce Commission
          (ICC) of orders consistent with the Agreement. Those orders, which were issued on March 28, 2003, are subject to rehearing. Rehearing requests have been filed with the ICC. Rehearing requests may be considered through the middle of May 2003. The Agreement will not become effective as long as the ICC orders are subject to any rehearing request or if a stay is issued with respect to any of those orders.

              The Agreement provides for a modification of the methodology used to determine ComEd's market value energy credit. That credit is used to determine the price for specified market-based rate offerings and the amount of the CTC that ComEd is allowed to collect from customers who select an ARES or the PPO. The credit will be adjusted upward through agreed upon "adders," which will take effect in June 2003 and will have the effect of reducing ComEd's CTC charges to customers. The estimated annual revenue impact of the reduction in CTC revenues under the Agreement is approximately $65 million to $70 million. In addition, customers will be offered an option to lock in CTC charges for longer periods. Currently, those charges are subject to change annually.

              During first quarter of 2003, ComEd recorded a charge to earnings associated with the funding of specified programs and initiatives associated with the Agreement of $51 million on a present value basis before income taxes. This amount is partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd's delivery services rate proceeding and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The net one-time charge for these items is $29 million (before income taxes).

     o ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the Internal Revenue Service (IRS). The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ComEd and PECO would have positive net cash flows related to these agreements if any fees are paid to the tax consultant. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of Energy Delivery. Energy Delivery cannot predict the timing of the final resolution of these refund claims.

     o See Notes 10 and 14 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in Exelon's debt and preferred securities obligations from those set forth in the 2002 Form 10-K.

     o See Note 8 of the Condensed Combined Notes to Consolidated Financial Statements for commercial commitments tables representing Exelon's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

COMMONWEALTH EDISON COMPANY
---------------------------

GENERAL

         ComEd operates in a single business segment and its operations consist of the regulated sale of electricity and distribution and transmission services in northern Illinois.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002



Significant Operating Trends - ComEd
                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                       2003         2002     Variance      % Change
------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,424      $ 1,315       $  109        8.3%

OPERATING EXPENSES
     Purchased Power                                                    578          538           40        7.4%
     Operating and Maintenance                                          261          237           24       10.1%
     Depreciation and Amortization                                       94          135          (41)     (30.4%)
     Taxes Other Than Income                                             80           73            7        9.6%
-----------------------------------------------------------------------------------------------------
         Total Operating Expenses                                     1,013          983           30        3.1%
-----------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        411          332           79       23.8%

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (110)        (126)          16      (12.7%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of Subsidiary Trusts
       Holding Solely the Company's Subordinated Debt Securities         (7)          (7)          --        --
     Other, Net                                                          22           14            8       57.1%
-----------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (95)        (119)          24      (20.2%)
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                           316          213          103       48.4%

INCOME TAXES                                                            126           84           42       50.0%
-----------------------------------------------------------------------------------------------------

NET INCOME BEFORE CUMULTIVE EFFECT OF A CHANGE IN
   ACCOUNTING  PRINCIPLE                                                190          129           61       47.3%

CUMULTIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                                              5           --            5        n.m.
-----------------------------------------------------------------------------------------------------
NET INCOME                                                        $     195      $   129        $  66       51.2%
=====================================================================================================

n.m. -not meaningful

Net Income
         Net income increased $66 million, or 51% for the three months ended March 31, 2003 as compared to the same period in 2002. Net income was positively impacted by higher operating revenues and lower interest expense, partially offset by higher operating expenses.


Operating Revenues
         ComEd's electric sales statistics are as follows:

                                 Three Months Ended March 31,
                                 -----------------------------
Retail Deliveries - (in GWhs)              2003        2002      Variance   % Change
----------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                 6,886     6,409        477         7.4%
Small Commercial & Industrial               5,627     5,450        177         3.2%
Large Commercial & Industrial               1,484     1,956       (472)      (24.1%)
Public Authorities & Electric Railroads     1,416     1,801       (385)      (21.4%)
----------------------------------------------------------------------------------------
                                           15,413    15,616       (203)       (1.3%)
----------------------------------------------------------------------------------------
Unbundled Deliveries (2)
ARES
Small Commercial & Industrial               1,348     1,004        344        34.3%
Large Commercial & Industrial               1,832     1,386        446        32.2%
Public Authorities & Electric Railroads       282       138        144       104.3%
----------------------------------------------------------------------------------------
                                            3,462     2,528        934        36.9%
----------------------------------------------------------------------------------------
PPO
Small Commercial & Industrial                 793       763         30         3.9%
Large Commercial & Industrial               1,433     1,311        122         9.3%
Public Authorities & Electric Railroads       537       242        295       121.9%
----------------------------------------------------------------------------------------
                                            2,763     2,316        447        19.3%
----------------------------------------------------------------------------------------
     Total Unbundled Deliveries             6,225     4,844      1,381        28.5%
----------------------------------------------------------------------------------------
Total Retail Deliveries                    21,638    20,460      1,178         5.8%
========================================================================================

(1) Bundled service reflects deliveries to customers taking electric service under tariffed rates.

(2) Unbundled service reflects customers electing to receive electric generation service from an ARES or the PPO.


                                Three Months Ended March 31,
                                ---------------------------
Electric Revenue                             2003      2002    Variance     % Change
----------------------------------------------------------------------------------------
Bundled Revenues (1)
Residential                               $   546   $   518    $    28         5.4%
Small Commercial & Industrial                 397       391          6         1.5%
Large Commercial & Industrial                  74       102        (28)      (27.5%)
Public Authorities & Electric Railroads        84        92         (8)       (8.7%)
----------------------------------------------------------------------------------------
                                            1,101     1,103         (2)       (0.2%)
----------------------------------------------------------------------------------------
Unbundled Revenues (2)
ARES
Small Commercial & Industrial                  41        12         29          n.m.
Large Commercial & Industrial                  49        10         39          n.m.
Public Authorities & Electric Railroads         9         2          7          n.m.
----------------------------------------------------------------------------------------
                                               99        24         75          n.m.
----------------------------------------------------------------------------------------
PPO
Small Commercial & Industrial                  50        43          7        16.3%
Large Commercial & Industrial                  72        64          8        12.5%
Public Authorities & Electric Railroads        27        13         14       107.7%
----------------------------------------------------------------------------------------
                                              149       120         29        24.2%
----------------------------------------------------------------------------------------
Total Unbundled Revenues                      248       144        104        72.2%
Total Electric Retail Revenues              1,349     1,247        102         8.2%
Wholesale and Miscellaneous Revenue (3)        75        68          7        10.3%
----------------------------------------------------------------------------------------
Total Electric Revenue                    $ 1,424   $ 1,315    $   109         8.3%
========================================================================================

(1) Bundled revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(2) Revenue from customers choosing an ARES includes a distribution charge and a CTC charge. Transmission charges received from ARES are included in wholesale and miscellaneous revenue. Revenue from customers choosing the
     PPO includes an energy charge at market rates, transmission and distribution charges, and a CTC charge.
(3) Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.
n.m. - not meaningful

         The changes in electric retail revenues for the three months ended March 31, 2003, as compared to the same period in 2002, are attributable to the following:

                                               Variance
--------------------------------------------------------
Rate Changes                               $       82
Weather                                            54
Customer Choice                                   (39)
Volume                                              7
Other Effects                                      (2)
--------------------------------------------------------
Electric Retail Revenue                    $      102
--------------------------------------------------------

     o Rate Changes. The increase in revenues attributable to rate changes reflects the collection of additional CTC's in 2003 by ComEd of $105 million due to an increase in the number of customers choosing an alternative energy supplier and changes in the wholesale market price of electricity, net of increased mitigation factors. Increased wholesale market prices decreased revenue received under ComEd's PPO by $23 million.

     o Weather. The demand for electricity is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions," because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact for the three months ended March 31, 2003 was favorable compared to the same period in 2002 as a result of colder winter weather in 2003. Heating degree-days increased 17% in the three months ended March 31, 2003 compared to the same period in 2002.

     o Customer Choice. All ComEd customers have the choice to purchase energy from other suppliers. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd. However, as of March 31, 2003, no alternative electric supplier has sought approval from the ICC, and no electric utilities have chosen to enter the ComEd residential market for the supply of electricity.

              The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO. As of March 31, 2003, approximately 22,700 retail customers had elected to purchase energy from an ARES or the ComEd PPO. This represents an increase in delivered MWhs to such customers from approximately 4.8 million for the three months ended March 31, 2002 to 6.2 million for the three months ended March 31, 2003, or from 24% to 29% of total quarterly retail deliveries.

     o Volume. Revenues from higher delivery volume, exclusive of weather, increased due to an increased number of customers and increased usage per customer, primarily small commercial and industrial.

         The $7 million increase in wholesale and miscellaneous revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was due primarily to a $5 million increase in sales for resale to municipalities and others as a result of a 17% increase in heating degree-days in 2003.

Purchased Power
         Purchased power expense increased $40 million, or 7% for the three months ended March 31, 2003. The increase in purchased power expense was primarily attributable to a $20 million increase due to favorable weather conditions, an increase of $12 million due to higher volume, $17 million due to pricing changes related to ComEd's PPA with Generation and an increase of $16 million under the PPA related to decommissioning collections associated with the adoption of SFAS No. 143 that were not included in purchased power in 2002, offset by a $28 million decrease as a result of customers choosing to purchase energy from an ARES. The $16 million increase in purchased power expense related to SFAS No. 143 is offset by lower regulatory asset amortization.

Operating and Maintenance
         Operating and maintenance (O&M) expense increased $24 million, or 10%, for the three months ended March 31, 2003. The increase in O&M expense was primarily attributable to a net one-time charge of $41 million in 2003 as the result of the Agreement as more fully described in Note 4 - Regulatory Issues, offset by higher corporate allocations in 2002 due to executive severance.

Depreciation and Amortization
         Depreciation and amortization expense decreased $41 million, or 30%, for the three months ended March 31, 2003 as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003              2002         Variance          % Change
-------------------------------------------------------------------------------------------------------------------
Depreciation Expense                                 $      75         $      91        $     (16)          (17.6%)
Recoverable Transition Costs Amortization                   11                23              (12)          (52.2%)
Other Amortization Expense                                   8                21              (13)          (61.9%)
--------------------------------------------------------------------------------------------------
Total Depreciation and Amortization                  $      94         $     135        $     (41)          (30.4%)
==================================================================================================


         The decrease in depreciation expense is primarily due to lower depreciation rates effective July 1, 2002, partially offset by higher property, plant and equipment balances. ComEd completed a depreciation study and implemented lower depreciation rates effective July 1, 2002. The new depreciation rates reflect ComEd's significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annual reduction in depreciation expense is estimated to be approximately $100 million ($60 million, net of income taxes) based on December 31, 2001 plant balances. As a result of the change, depreciation expense decreased $24 million ($14 million, net of income taxes) for the three months ended March 31, 2003.

         Recoverable transition costs amortization decreased in the three months ended March 31, 2003 compared to the same period in 2002. The decrease is a result of the extension of the rate freeze through 2006 which occurred in June 2002. ComEd expects to fully recover its recoverable transition costs regulatory asset balance of $164 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

         The decrease in other amortization primarily relates to the reclassification of a regulatory asset for nuclear decommissioning as a result of the adoption of SFAS No. 143 in 2003 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements). This decrease is offset by increased purchased power expense from Generation.

Taxes Other Than Income
         Taxes other than income increased by $7 million or 10%, as a result of a $4 million increase in real estate and municipal taxes and $1 million in Illinois Public Utility Fund taxes which were not charged in 2002.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges decreased $16 million, or 13%, for the three months ended March 31, 2003. The decrease in interest expense was primarily attributable to the impact of lower interest rates for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 and the annual retirement of $340 million in Transitional Trust Notes.

Other, Net
         Other, Net increased income by $8 million for the three months ended March 31, 2003. The increase was primarily attributable to the reversal of a $12 million reserve in 2003 for a potential plant disallowance as the result of the Agreement as more fully described in Note 4 to the Condensed Combined Notes to Consolidated Financial Statements.

Income Taxes
         The effective income tax rate was 39.9% for the three months ended March 31, 2003, compared to 39.4% for the three months ended March 31, 2002.

         Due to revenue needs in the states in which ComEd operates, various state income tax and fee increases have been proposed or are being contemplated. If these changes are enacted, they could increase ComEd's state income tax expense. At this time, however, ComEd cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies, and, if enacted, whether any such legislation or regulation would be effective retroactively or prospectively. As a result, ComEd cannot currently estimate the effect of these potential changes in tax laws or regulation.

         Cumulative  Effect of a Change in  Accounting  Principle
         On January 1, 2003, ComEd adopted SFAS No. 143, resulting in income of $5 million.

LIQUIDITY AND CAPITAL RESOURCES

         ComEd's business is capital intensive and requires considerable capital resources. ComEd's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper or participation in the intercompany money pool. ComEd's access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to external financing sources at reasonable terms, ComEd has access to a revolving credit facility that ComEd currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund ComEd's capital requirements, including construction, repayments of maturing debt and the payment of dividends.

Cash Flows from Operating Activities

         Cash flows provided by operations were $67 million for the three months ended March 31, 2003 compared to $278 million for the three months ended March 31, 2002. The decrease in cash flows in 2003 was primarily attributable to a $216 million decrease in working capital as a result of the paydown of intercompany payables to affiliates and other outstanding liabilities, a decrease in depreciation and amortization of $41 million offset by an increase in net income of $66 million. ComEd's future cash flows will depend upon the ability to achieve cost savings in operations and the impact of the economy, weather, and customer choice on its revenues. Although the amounts may vary from period to period as a result of uncertainties inherent in the business, ComEd expects to continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities

         Cash flows used in investing activities were $164 million for the three months ended March 31, 2003 compared to $175 million for the three months ended March 31, 2002. The decrease in cash flows used in investing activities in 2003 was primarily attributable to an $8 million decrease in capital expenditures.

         ComEd estimates that it will spend approximately $720 million in total capital expenditures for 2003. Approximately two-thirds of the budgeted 2003 expenditures are for continuing efforts to further improve the reliability of its transmission and distribution systems. The remaining one third is for capital additions to support new business and customer growth. ComEd anticipates that its capital expenditures will be funded by internally generated funds, borrowings, the issuance of preferred securities, or capital contributions from Exelon. ComEd's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

         Cash flows from financing activities were $113 million for the three months ended March 31, 2003 as compared to cash flows used in financing of $44 million for the three months ended March 31, 2002. Cash flows from financing activities were primarily attributable to debt issuance partially offset by retirements and redemptions and payments of dividends to Exelon. The increase in cash flows from financing activities is primarily attributable to increased debt and preferred securities issuances of $500 million partially offset by increased debt and preferred securities redemptions of $306 million and increased interest rate swap settlement payments of $34 million. See Notes 10 and 14 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of ComEd's debt and preferred securities financing activities. ComEd paid a $120 million dividend to Exelon during the three months ended March 31, 2003 compared to a $118 million dividend for the three months ended March 31, 2002.

         Credit Issues

         ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon's intercompany money pool. ComEd, along with Exelon, PECO, and Generation, participates in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility that became effective on November 22, 2002 includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon may increase or decrease the sublimits of each of the participants upon written notification to the banks. As of March 31, 2003, ComEd's sublimit was $100 million. The credit facility is used principally to support ComEd's commercial paper program. At March 31, 2003, ComEd's Consolidated Balance Sheet reflects $45 million in commercial paper outstanding. For the three months ended March 31, 2003, the average interest rate on notes payable was approximately 1.48%.

         The credit facility requires ComEd to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization debt, certain changes in working capital, and distributions on preferred securities of subsidiaries. ComEd's threshold for the ratio reflected in the credit agreement cannot be less than 2.25 to 1 for the twelve-month period ended March 31, 2003. At March 31, 2003, ComEd was in compliance with the credit agreement thresholds.

         To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by the Exelon corporate treasurer. ComEd and its subsidiary Commonwealth Edison of Indiana, Inc., PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon as a lender. Funding of, and borrowings from, the money pool are predicated on whether such funding results in mutual economic benefits to each of the participants, although Exelon is not permitted to be a net borrower from the money pool. Interest on borrowings is based on short-term market rates of interest or specific borrowing rates if the funds are provided by external financing. There were no material money pool transactions in 2002. During the first quarter 2003, ComEd had various loans to Generation under the money pool. The maximum amount of outstanding loans at any time during the quarter was $335 million. As of March 31, 2003, there was no outstanding balance on these loans.

         ComEd's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of ComEd's borrowings is subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities.

         Under PUHCA, ComEd can only pay dividends from retained or current earnings. However, the SEC has authorized ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided ComEd may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization (including transitional trust notes). At March 31, 2003, ComEd had retained earnings of $652 million and its common equity ratio was 46%.

Long-term debt included $1.9 billion of transitional trust notes.

Contractual   Obligations,   Commercial   Commitments  and   Off-Balance   Sheet
Obligations

         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. ComEd's contractual obligations and commercial commitments as of March 31, 2003 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2002 Form 10-K except for the following:

     o On March 3, 2003, ComEd entered into the Agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service. The Agreement addressed, among other things, issues related to ComEd's residential delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an extension of the PPA with Generation. The parties to the Agreement agreed to make and support a series of coordinated filings intended to lead to the issuance by the ICC of orders consistent with the Agreement. Those orders, which were issued on March 28, 2003, are subject to rehearing. Rehearing requests have been filed with the ICC. Rehearing requests may be considered through the middle of May 2003. The Agreement will not become effective as long as the ICC orders are subject to any rehearing request or if a stay is issued with respect to any of those orders.

              The Agreement provides for a modification of the methodology used to determine ComEd's market value energy credit. That credit is used to determine the price for specified market-based rate offerings and the amount of the CTC that ComEd is allowed to collect from customers who select an ARES or the PPO. The credit will be adjusted upward through agreed upon "adders," which will take effect in June 2003, and would have the effect of reducing ComEd's CTC charges to customers. The estimated annual revenue impact of the reduction in CTC revenues under the Agreement would be approximately $65 million to $70 million. In addition, customers will be offered an option to lock in CTC charges for longer periods. Currently, those charges are subject to change annually.

              In the first quarter of 2003, ComEd recorded a charge to earnings associated with the funding of specified programs and initiatives associated with the Agreement of $51 million on a present value basis before income taxes. This amount is partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd's delivery services rate proceeding and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The net one-time charge for these items is $29 million (before income taxes).

     o ComEd has entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ComEd would have positive net cash flows related to these agreements if any fees are paid to the tax consultant. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd. ComEd cannot predict the timing of the final resolution of these refund claims.

     o See Notes 10 and 14 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in ComEd's debt and preferred securities obligations from those set forth in the 2002 Form 10-K.

     o See Note 8 of the Condensed Combined Notes to Consolidated Financial Statements for commercial commitments tables representing ComEd's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

PECO ENERGY COMPANY
-------------------

GENERAL

         PECO operates in a single business segment, and its operations consist of the regulated sale of electricity and distribution and transmission in southeastern Pennsylvania and the sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Significant Operating Trends - PECO


                                                            Three Months Ended March 31,
                                                            ---------------------------
                                                                       2003         2002     Variance      % Change
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,217       $1,020       $  197       19.3%

OPERATING EXPENSES
     Purchased Power                                                    422          351           71       20.2%
     Fuel                                                               191          135           56       41.5%
     Operating and Maintenance                                          139          136            3        2.2%
     Depreciation and Amortization                                      120          112            8        7.1%
     Taxes Other Than Income                                             63           59            4        6.8%
------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                       935          793          142       17.9%
------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                        282          227           55       24.2%
------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (86)         (95)           9       (9.5%)
     Distributions on Company-Obligated Mandatorily
       Redeemable Preferred Securities of a Partnership
       which Holds Solely Subordinated Debentures of
       the Company                                                       (2)          (2)          --         --
     Other, Net                                                           9            1            8        n.m.
------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                              (79)         (96)          17      (17.7%)
------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              203          131           72       55.0%

INCOME TAXES                                                             66           42           24       57.1%
------------------------------------------------------------------------------------------------------

NET INCOME                                                              137           89           48       53.9%
Preferred Stock Dividends                                                (2)          (2)          --         --
------------------------------------------------------------------------------------------------------

NET INCOME ON COMMON STOCK                                        $     135       $   87        $  48       55.2%
======================================================================================================
n.m. - not meaningful


Net Income
         Net income on common stock increased $48 million, or 55% for the three months ended March 31, 2003 as compared to the same period in 2002. The increase was a result of higher sales volume and lower interest expense on debt, partially offset by increased income taxes and depreciation and amortization expense.

Operating Revenue
         PECO's electric sales statistics are as follows:


                                                    Three Months Ended March 31,
                                                    ----------------------------
Retail Deliveries - (in GWhs)                             2003              2002         Variance         % Change
-------------------------------------------------------------------------------------------------------------------
Bundled Deliveries (1)
Residential                                              3,115             2,056            1,059          51.5%
Small Commercial & Industrial                            1,780             1,757               23           1.3%
Large Commercial & Industrial                            3,482             3,351              131           3.9%
Public Authorities & Electric Railroads                    253               193               60          31.1%
-------------------------------------------------------------------------------------------------------------------
                                                         8,630             7,357            1,273          17.3%
-------------------------------------------------------------------------------------------------------------------
Unbundled Deliveries (2)
Residential                                                264               792             (528)        (66.7%)
Small Commercial & Industrial                              202                96              106         110.4%
Large Commercial & Industrial                              210               103              107         103.9%
Public Authorities & Electric Railroads (3)                 --                --               --           0.0%
-------------------------------------------------------------------------------------------------------------------
                                                           676               991             (315)        (31.8%)
-------------------------------------------------------------------------------------------------------------------
Total Retail Deliveries                                  9,306             8,348              958          11.5%
===================================================================================================================

(1)  Bundled service  reflects  deliveries to customers  taking electric service under tariffed rates.
(2)  Unbundled   service  reflects   customers   electing  to  receive  electric
     generation service from an alternative energy supplier.
(3)  PECO's sales to Public  Authorities  and Electric  Railroads were less than one GWh per quarter.



                               Three Months Ended March 31,
                               ----------------------------
Electric Revenue                               2003    2002   Variance    % Change
--------------------------------------------------------------------------------------
Bundled Revenue (1)
Residential                                   $ 359   $ 243    $ 116        47.7%
Small Commercial & Industrial                   194     189        5         2.6%
Large Commercial & Industrial                   266     244       22         9.0%
Public Authorities & Electric Railroads          22      18        4        22.2%
--------------------------------------------------------------------------------------
                                                841     694      147        21.2%
--------------------------------------------------------------------------------------
Unbundled Revenue (2)
Residential                                      17      54      (37)      (68.5%)
Small Commercial & Industrial                    10       5        5       100.0%
Large Commercial & Industrial                     6       3        3       100.0%
Public Authorities & Electric Railroads (3)    --      --       --            --
--------------------------------------------------------------------------------------
                                                 33      62      (29)      (46.8%)
--------------------------------------------------------------------------------------
Total Electric Retail Revenues                  874     756      118        15.6%
Wholesale and Miscellaneous Revenue (4)          55      55     --            --
--------------------------------------------------------------------------------------
Total Electric Revenue                        $ 929   $ 811    $ 118        14.5%
======================================================================================



(1) Bundled revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC charge.
(2) Unbundled revenue reflects revenue from customers electing to receive generation from an alternative supplier, which includes a distribution charge and a CTC charge.
(3) PECO's sales to Public Authorities and Electric Railroads were less than $1 million per quarter.
(4) Wholesale and miscellaneous revenues include transmission revenue and other wholesale energy sales.

         The changes in electric retail revenues for the three months ended March 31, 2003, as compared to the same period in 2002, are as follows:

                                                    Variance
----------------------------------------------------------------
Weather                                               $47
Volume                                                 43
Customer Choice                                        19
Other Effects                                           9
-----------------------------------------------------------------
Retail Revenue                                       $118
-----------------------------------------------------------------

     o Weather. The weather impact was favorable compared to the prior year as a result of colder winter weather. Heating degree-days increased 33% for the three months ended March 31, 2003 compared to the same period in 2002.

     o Volume. Exclusive of weather impacts, higher delivery volume affected PECO's revenue by $43 million compared to the same period in 2002 primarily related to increases in the residential and large commercial and industrial customer classes.

     o Customer Choice. All PECO customers may choose to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.

         As of March 31, 2003, the customer load served by alternative suppliers was 1,062 MWs or 13.1% as compared to 1,010 MWs or 13.1% as of March 31, 2002. For the three months ended March 31, 2003, the percent of PECO's total retail deliveries for which PECO was the electric supplier was 92.8% compared to 88.2% in 2002. As of March 31, 2003, the number of customers served by alternative suppliers was 273,724 or 17.9% as compared to 357,789 or 23.4% as of March 31, 2002. The increases in customers and the percentage of load served by PECO primarily resulted from customers selecting or returning to PECO as their electric generation supplier.

         The PUC's Final Electric Restructuring Order established MST to promote competition. The MST requirements provide that if, as of January 1, 2003, less than 50% of residential and commercial customers have chosen an alternative electric generation supplier, the number of customers sufficient to meet the MST shall be randomly selected and assigned to an alternative electric generation supplier through a PUC determined process. On January 1, 2003, the number of customers choosing an alternative electric generation supplier did not meet the MST. In January 2003, PECO submitted to the PUC an MST plan to meet the 50% threshold requirement for its commercial customers, which was approved by the PUC in February 2003. As of March 31, 2003, an auction had been completed for the commercial customers and the customer enrollment phase is currently in process. The randomly selected customers will be transferred to the alternative electric generation suppliers in May 2003, if they do not choose the option to not participate in the program. In February 2003, PECO filed a residential customer MST plan, and on May 1, 2003, the PUC approved the plan. The approved plan provides for a two-step process with a total of up to 400,000 residential customers being assigned to winning alternative electric generation supplier bidders: up to 100,000 in July 2003, and another 300,000 in December 2003. Any customer transferred would have the right to return to PECO at any time. PECO does not expect the transfer of customers pursuant to the MST plan to have a material impact on its results of operations, financial position or cash flows.


o Other Effects. The increase in revenues attributable to rate changes primarily reflects an increase in the average price mix related to the large commercial and industrial customer class as compared to the same period in 2002.

         PECO's gas sales statistics for the three months ended March 31, 2003 as compared to the same period in 2002 are as follows:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                        2003         2002     Variance      % Change
----------------------------------------------------------------------------------------------------
Deliveries in mmcf                                    39,626       31,357        8,269       26.4%
Revenue                                            $     288     $    209     $     79       37.8%
---------------------------------------------------------------------------------------

         The changes in gas revenue for the three months ended March 31, 2003, as compared to the same period in 2002, are as follows:

                                                                          Variance
----------------------------------------------------------------------------------------
Weather                                                                $      59
Volume                                                                        17
Rate Changes                                                                   3
----------------------------------------------------------------------------------------
Gas Revenue                                                            $      79
========================================================================================



     o Weather. The weather impact was favorable compared to the prior year as a result of colder winter weather. Heating degree-days increased 33% in the three months ended March 31, 2003 compared to the same period in 2002.

     o Volume. Exclusive of weather impacts, higher delivery volume increased revenue in the three months ended March 31, 2003 compared to the same period in 2002 resulting from customer growth. Deliveries to customers, excluding the effects of weather, increased 5% in the three months ended March 31, 2003 compared to the same period in 2002.

     o Rate Changes. The favorable variance in rates is attributable to a 15% increase in the purchased gas adjustment by the PUC effective March 1, 2003. The average rate per million cubic feet for the three months ended March 31, 2003 was 9% higher than the same 2002 period. PECO's gas rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.

Purchased Power
         Purchased power expense for the three months ended March 31, 2003 increased $71 million as compared to the same period in 2002. The increase in purchased power expense was primarily attributable to $22 million as a result of favorable weather conditions, $17 million related to higher PJM ancillary charges, $16 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and $16 million attributable to higher electric delivery volume.

Fuel
         Fuel expense for the three months ended March 31, 2003 increased $56 million as compared to the same period in 2002. This increase was primarily attributable to $40 million as a result of favorable weather conditions, $8 million attributable to higher delivery volumes and $3 million from higher gas prices.

Operating and Maintenance
         O&M expense for the three months ended March 31, 2003 increased $3 million, or 2%, as compared to the same period in 2002. The increase in O&M expense was primarily attributable to $4 million of incremental storm costs in 2003, $4 million of additional employee benefits costs and $8 million of additional miscellaneous other net positive impacts partially offset by $7 million related to lower corporate allocations and $6 million of lower costs associated with the deployment of automated meter reading technology.

Depreciation and Amortization
         Depreciation and amortization expense for the three months ended March 31, 2003 increased $8 million, or 7%, as compared to the same period in 2002 as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003              2002         Variance          % Change
--------------------------------------------------------------------------------------------------------------------
Competitive Transition Charge Amortization             $    81         $      75        $       6              8.0%
Depreciation Expense                                        33                32                1              3.1%
Other Amortization Expense                                   6                 5                1             20.0%
----------------------------------------------------------------------------------------------------
Total Depreciation and Amortization                    $   120         $     112        $       8              7.1%
====================================================================================================

           The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act and the increase in depreciation expense resulted from additional plant in service.

Taxes Other Than Income
         Taxes other than income for the three months ended March 31, 2003 increased $4 million, or 7%, as compared to the same period in 2002. The increase was primarily attributable to $7 million of additional gross receipts tax related to additional revenues, partially offset by a $2 million decrease in real estate taxes.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS). Interest charges decreased $9 million, or 10%, in the three months ended March 31, 2003 as compared to the same period in 2002. The decrease was primarily attributable to lower interest expense on long-term debt of $9 million as a result of scheduled principal payments and refinancing of existing debt at lower interest rates.

Other, Net
         Other, Net increased income by $8 million in the three months ended March 31, 2003 as compared to the same period in 2002. The increase in other income was primarily attributable to higher interest income of $5 million and the favorable settlement of a customer contract of $3 million.

Income Taxes
         The effective tax rate was 32.5% for the three months ended March 31, 2003 as compared to 32.1% for the same period in 2002.

         Due to revenue needs in the states in which PECO operates, various state income tax and fee increases have been proposed or are being contemplated. If these changes are enacted, they could increase PECO's state income tax expense. At this time, however, PECO cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies, and, if enacted, whether any such legislation or regulation would be effective retroactively or prospectively. As a result, PECO cannot currently estimate the effect of these potential changes in tax laws or regulation.

Preferred Stock Dividends
         Preferred stock dividends for the three months ended March 31, 2003 were consistent as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         PECO's business is capital intensive and requires considerable capital resources. PECO's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper or participation in the intercompany money pool. PECO's access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to external financing sources at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund PECO's capital requirements, including construction, repayments of maturing debt and payment of dividends.

Cash Flows from Operating Activities

         Cash flows provided by operations for the three months ended March 31, 2003 and 2002 were $126 million and $100 million, respectively. The increase in cash flows was primarily attributable to a $99 million increase in working capital and a $48 million increase to net income, partially offset by a $66 million decrease in deferred taxes and a $62 million change in deferred energy costs. PECO's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. PECO's future cash flows will depend upon the ability to achieve operating cost reductions and the impact of the economy, weather and customer choice on its revenues. Although the amounts may vary from period to period as a result of the uncertainties inherent in its business, PECO expects that it will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

Cash Flows from Investing Activities

         Cash flows used in investing activities for the three months ended March 31, 2003 were $59 million, compared to $65 million for the three months ended March 31, 2002. The decrease in cash flows used in investing activities was primarily attributable to a decrease in capital expenditures.

         PECO's projected capital expenditures for 2003 are $270 million. Approximately one half of the budgeted 2003 expenditures are for capital additions to support customer and load growth and the remainder for additions and upgrades to existing facilities. PECO anticipates that its capital expenditures will be funded by internally generated funds, borrowings, the issuance of preferred securities, or capital contributions from Exelon. PECO's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

         Cash flows used in financing activities for the three months ended March 31, 2003 and 2002 were $26 million and $36 million, respectively. Cash flows used in financing activities are primarily attributable to debt service and payment of dividends to Exelon. The decrease in cash flows used in financing activities is primarily attributable to additional issuances of long-term debt in the first quarter of 2003 of $250 million, partially offset by additional debt service of $204 million. See Notes 10 and 14 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of PECO's debt financing activities. For the three months ended March 31, 2003, PECO paid Exelon $89 million in common stock dividends compared to $85 million for the three months ended March 31, 2002.

Credit Issues

         PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon's intercompany money pool. PECO, along with Exelon, ComEd and Generation, participates in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility became effective November 22, 2002 and includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon may increase or decrease the sublimits of each of the participants upon written notification to the banks. As of March 31, 2003, PECO's sublimit was $600 million. The credit facility is used by PECO principally to support its commercial paper program. At March 31, 2003, PECO's Consolidated Balance Sheet reflects $493 million in commercial paper outstanding, of which $243 million is classified as notes payable and $250 million is classified as long-term debt. For the three months ended March 31, 2003, the average interest rate on notes payable was approximately 1.33%.

         The credit facility requires PECO to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization debt, certain changes in working capital and distributions on preferred securities of subsidiaries. PECO's threshold for the ratio reflected in the credit agreement cannot be less than 2.25 to 1 for the twelve-month period ended March 31, 2003. At March 31, 2003, PECO was in compliance with the credit agreement thresholds.

         None of PECO's borrowings is subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities.

         To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by Exelon's corporate treasurer. ComEd and its subsidiary Commonwealth Edison of Indiana, Inc., PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon as a lender. Funding of, and borrowings from, the money pool are predicated on whether such funding results in mutual economic benefits to each of the participants, although Exelon is not permitted to be a net borrower from the money pool. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. There were no material money pool transactions by PECO in the first quarter of 2003.

         Under PUHCA, PECO is precluded from lending or extending credit or indemnity to Exelon and can pay dividends only from retained or current earnings. At March 31, 2003, PECO had retained earnings of $447 million.

         Long-term debt included $4.1 billion of transition bonds.

Contractual   Obligations,   Commercial   Commitments  and   Off-Balance   Sheet
Obligations

         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. PECO's contractual obligations and commercial commitments as of March 31, 2003 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2002 Form 10-K except for the following:

     o PECO has entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, PECO would have positive net cash flows related to these agreements if any fees are paid to the tax consultant. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of PECO. PECO cannot predict the timing of the final resolution of these refund claims.

     o See Notes 10 and 14 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of material changes in PECO's debt obligations from those set forth in the 2002 Form 10-K.

     o See Note 8 of the Condensed Combined Notes to Consolidated Financial Statements for commercial commitments tables representing PECO's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

EXELON GENERATION COMPANY, LLC
------------------------------

GENERAL

         Generation operates as a single segment and its operations consist of electric generating facilities, energy marketing operations and equity interests in Sithe and AmerGen.

         In the second quarter of 2002, Generation early adopted EITF 02-3. EITF 02-3 was issued by the FASB EITF in June 2002 and required revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. For comparative purposes, energy costs related to energy trading have been reclassified as revenue for prior periods to conform to the net basis of presentation required by EITF 02-3.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Significant Operating Trends - Generation

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                       2003         2002     Variance      % Change
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                $   1,879       $1,461       $  418       28.6%

OPERATING EXPENSES
     Purchased Power                                                    841          619          222       35.9%
     Fuel                                                               364          209          155       74.2%
     Operating and Maintenance                                          487          432           55       12.7%
     Depreciation and Amortization                                       45           63          (18)     (28.6%)
     Taxes Other Than Income                                             48           49           (1)      (2.0%)
----------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                     1,785        1,372          413       30.1%
----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                         94           89            5        5.6%
----------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (19)         (17)          (2)      11.8%
     Equity in Earnings of Unconsolidated Affiliates, net                19           23           (4)     (17.4%)
     Other, Net                                                        (167)          16         (183)       n.m.
----------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (167)          22         (189)       n.m.
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                          (73)         111         (184)    (165.8%)

INCOME TAXES                                                            (21)          45          (66)    (146.7%)
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                (52)          66         (118)    (178.8%)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
    PRINCIPLES, NET OF INCOME TAXES                                     108           13           95        n.m.
----------------------------------------------------------------------------------------------------------
NET INCOME                                                        $      56       $   79      $   (23)     (29.1%)
==========================================================================================================
n.m. - not meaningful

Net Income
         Generation's net income decreased by $23 million, or 29%, for the three months ended March 31, 2003 compared to the same period in 2002. Income (loss) before cumulative effect of changes in accounting principles decreased by $118 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the after-tax impairment charge for Generation's equity investment in Sithe of $130 million and higher operating expenses, partially offset by higher revenues and investment income.

Operating Revenues
         Revenues increased by $418 million, or 29% for the three months ended March 31, 2003 compared to the same period in 2002. This increase resulted primarily from a $295 million increase in energy market sales, due to regional weather-related demand. Market sales also increased $9 million for increased generation, from the fossil plants acquired after the first quarter of 2002, related to gas purchase obligations. In addition, sales to Energy Delivery increased by $85 million due to increased demand related to favorable weather in ComEd and PECO's service territories during the first quarter of 2003 compared to 2002, and customers returning to PECO from alternative energy suppliers. Revenues from Energy Delivery for the first quarter of 2003 also included $16 million from ComEd related to nuclear decommissioning cost recoveries associated with the adoption of SFAS No. 143 that was not included in 2002. Trading activity reduced revenue by $2 million during the first quarter of 2003 compared to the same period of 2002.

         For the three months ended March 31, 2003 and 2002, Generation's sales and the supply of these sales were as follows:

                                                            Three Months Ended March 31,
                                                            ----------------------------
Sales (in GWhs)                                                        2003         2002     Variance      % Change
-----------------------------------------------------------------------------------------------------------------------
Energy Delivery                                                      29,346       27,750        1,596        5.8%
Exelon Energy                                                         1,248        1,250           (2)      (0.2%)
Market Sales                                                         23,815       19,324        4,491       23.2%
----------------------------------------------------------------------------------------------------------
Total Sales                                                          54,409       48,324        6,085       12.6%
==========================================================================================================

                                                            Three Months Ended March 31,
                                                            ----------------------------
Supply of Sales (in GWhs)                                              2003         2002     Variance      % Change
-----------------------------------------------------------------------------------------------------------------------
Nuclear Generation (1)                                               29,330       27,533        1,797        6.5%
Purchases - non-trading portfolio (2)                                20,029       18,093        1,936       10.7%
Fossil and Hydro Generation                                           5,050        2,698        2,352       87.2%
----------------------------------------------------------------------------------------------------------
Total Supply                                                         54,409       48,324        6,085       12.6%
==========================================================================================================
(1) Excluding AmerGen.
(2) Including purchased power agreements with AmerGen.


         Trading volume of 9,527 GWhs and 14,239 GWhs for the three months ended March 31, 2003 and 2002, respectively, is not included in the table above.

         Generation's average margin and other operating data for the three months ended March 31, 2003 and 2002 were as follows:



                                                                      Three Months Ended March 31,
                                                                      ----------------------------
 ($/MWh)                                                                    2003              2002         % Change
-------------------------------------------------------------------------------------------------------------------
Average Revenue
     Energy Delivery                                                 $    30.87       $      29.98           3.0%
     Exelon Energy                                                        43.28              45.60          (5.1%)
     Market Sales                                                         37.05              28.15          31.6%
     Total - excluding the trading portfolio                              33.96              29.63          14.6%

Average Supply Cost (1) - excluding trading portfolio                $    21.29       $      16.74          27.2%

Average Margin - excluding the trading portfolio                     $    12.67       $      12.89          (1.7%)

(1)  Average supply cost includes purchased power and fuel costs.

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                              2003             2002
-------------------------------------------------------------------------------------------------------------------
Nuclear fleet capacity factor (1)                                                             94.4%           90.3%
Nuclear fleet production cost per MWh (1)                                               $    12.80        $   14.26
Average purchased power cost for wholesale operations per MWh                           $    41.75        $   34.26
-------------------------------------------------------------------------------------------------------------------
(1) Including AmerGen and excluding Salem.


         Generation's MWh deliveries increased 12.6% in the three months ended March 31, 2003 compared to the same period in 2002. Increased deliveries were a result of favorable weather conditions, which increased the demand for Energy Delivery, and higher market sales attributable to the increased supply from acquired generation and power uprates at existing facilities.

         The factors below contributed to the overall reduction in Generation's average margin for the three months ended March 31, 2003 as compared to the same period in 2002.

         Generation's average revenue per MWh was affected by:

     o increased weighted average on and off-peak prices per MWh for supply agreements with ComEd,

     o    higher prices per MWh on sales under supply agreements with PECO, and

     o    higher market prices.

         Generation's supply mix changed due to:

     o increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 compared to 2002,

     o increased fossil generation due to the effect of the acquisition of two generating plants in Texas in April 2002, a peaking facility placed in service in July 2003 and the Exelon New England plants acquired in November 2002, which in total account for an increase of 2,500 GWhs, and

     o increased quantity of purchased power at higher prices to service greater customer loads as compared to 2002.

         The higher nuclear capacity factor and decreased nuclear production costs are primarily due to 30 fewer planned refueling outage days, resulting in a $32 million decrease in outage costs, in the three months ended March 31, 2003 as compared to the same period in 2002. Additionally, the three months ended March 31, 2003 included three unplanned outages compared to five unplanned outages during the three months ended March 31, 2002.

Purchased Power
         Purchased power increased $222 million, or 36%, for the three months ended March 31, 2003 compared to the same period in 2002 due to $185 million related to higher market prices and increased purchases. Increased purchases were due to higher market sales and increased demand from ComEd and PECO. The increase in purchased power also reflects a $31 million loss on mark-to-market hedging activity for the three months ended March 31, 2003 compared to a $6 million gain in the same period in 2002.

Fuel
         Fuel expense increased $155 million, or 74%, for the three months ended March 31, 2003 compared to the same period in 2002. This increase is primarily due to the higher generation to meet increased demand from ComEd and PECO and higher market sales. Fossil and other fuel expense increased $140 million, as a result of operating the generation plants acquired after the first quarter of 2002. Increased fossil fuel expense includes $9 million related to increased market sales, from the generating plants acquired after the first quarter of 2002, related to gas purchase obligations. Nuclear fuel expense increased $19 million, reflecting higher nuclear generation and $6 million due to additional fuel amortization resulting from under performing fuel at the Quad Cities Unit 1, which will be completely replaced in May 2003. The second quarter of 2003 will include approximately $13 million of additional fuel amortization related to Quad Cities Unit 1. These increases in fuel expense were partially offset by a $4 million loss on emissions allowance sales recorded in 2002.

Operating and Maintenance
         O&M expense increased $55 million, or 13%, for the three months ended March 31, 2003 compared to the same period in 2002. The increase in O&M expense was primarily attributable to $39 million of accretion expense which was recorded as depreciation and amortization expense prior to the adoption of SFAS No. 143, $18 million of accretion expense related to SFAS No. 143 to adjust the earnings impact of the net of decommissioning revenues, investment income, the accretion of the asset retirement obligation and depreciation of the Asset Retirement Cost asset (ARC) to zero, $27 million of additional employee benefits costs, and $19 million of additional expenses due to asset acquisitions made after the first quarter of 2002. This increase was partially offset by $32 million of lower nuclear refueling outage costs and a one-time executive severance expense recorded in 2002 of $19 million. For a further discussion of SFAS No. 143 see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements.

Depreciation and Amortization
         Depreciation and amortization expense decreased $18 million, or 29%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily attributable to a $33 million reduction in decommissioning expense as these costs are included in operating and maintenance expense after the adoption of SFAS No. 143, partially offset by $6 million of additional depreciation expense on capital additions placed in service after the first quarter of 2002, $9 million related to plant acquisitions made after the first quarter of 2002, and $1 million of depreciation for the ARC asset related to SFAS No. 143. For a further discussion of SFAS No. 143 see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements.

Taxes Other Than Income
         Taxes other than income decreased $1 million, or 2%, for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to a $4 million decrease in payroll taxes partially offset by a $3 million increase in property taxes related to asset acquisitions made after the first quarter of 2002.

Interest Expense
         Interest expense increased $2 million, or 12%, for the three months ended March 31, 2003 compared to the same period in 2002. The increase was primarily due to $3 million of additional interest expense on the $534 million note payable issued to Sithe in November 2002.

Equity in Earnings of Unconsolidated Affiliates
         Equity in earnings of unconsolidated affiliates decreased $4 million, or 17%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was due to a $6 million decrease in Generation's equity earnings in Sithe, primarily due to Sithe's sale of Exelon New England to Generation in November 2002. This decrease was partially offset by a $2 million increase in Generation's equity earnings of AmerGen.

Other, Net
         Other, Net decreased $183 million for the three months ended March 31, 2003 compared to the same period in 2002. This decrease is primarily a result of the $200 million impairment charge related to Generation's equity investment in Sithe due to an other than temporary decline in value. This charge was partially offset by higher investment income related to the decommissioning trust funds.

Income Taxes
         The effective income tax rate was 28.8% for the three months ended March 31, 2003 compared to 40.5% for the same period in 2002. The decrease was primarily attributed to the impact of the impairment of Generation's investment in Sithe and other tax benefits recorded in 2003.

         Due to revenue needs in the states in which Generation operates, various state income tax and fee increases have been proposed or are being contemplated. If these changes are enacted, they could increase Generation's state income tax expense. At this time, however, Generation cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies, and, if enacted, whether any such legislation or regulation would be effective retroactively or prospectively. As a result, Generation cannot currently estimate the effect of potential changes in tax law or regulation.

Cumulative Effect of Changes in Accounting Principles
         On January 1, 2003, Generation adopted SFAS No. 143 resulting in a benefit of $108 million, net of income taxes of $70 million.

         On January 1, 2002, Generation adopted SFAS No. 141 resulting in a benefit of $13 million, net of income taxes of $9 million.

LIQUIDITY AND CAPITAL RESOURCES

         Generation's business is capital intensive and requires considerable capital resources. Generation's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financings including the issuance of commercial paper and borrowings or capital contributions from Exelon. Generation's access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to external financing sources at reasonable terms, Generation has access to a revolving credit facility. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund Generation's capital requirements, including construction, investments in new and existing ventures, repayments of maturing debt and the payment of dividends. Any future acquisitions could require external financing or borrowings or capital contributions from Exelon.

Cash Flows from Operating Activities

         Cash flows provided by operations were $278 million for the three months ended March 31, 2003, compared to $509 million for the same period in 2002. The decrease in cash flows from operating activities was primarily attributable to a $184 million decrease in working capital. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Generation's affiliated companies, as well as settlements arising from Generation's trading activities. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs.

Cash Flows from Investing Activities

         Cash flows used in investing activities were $216 million for the three months ended March 31, 2003, compared to $379 million for the same period in 2002. The decrease in cash flows used in investing activities was primarily attributable to a decrease in capital expenditures. Capital expenditures decreased $70 million related to liquidated damages from Raytheon (see Note 8 of the Condensed Combined Notes to Consolidated Financial Statements). The liquidated damages were partially offset by a $58 million increase in expenditures related to the plants acquired after the first quarter of 2002. Nuclear fuel expenditures decreased due to two refueling outages that occurred during the three months ended March 31, 2003 compared to four outages in the same period in the prior year. Generation's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

         Generation's capital expenditures for 2003 reflect the construction of three Exelon New England generating facilities with projected capacity of 2,421 MWs of energy and additions to and upgrades of existing facilities (including nuclear refueling outages) and nuclear fuel. In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate of one-month LIBOR plus 2.25%. In July 2002, the loan agreement and the loan were increased to $100 million and the maturity date was extended to July 1, 2003. As of March 31, 2003, the balance of the loan to AmerGen was $35 million. Exelon anticipates that Generation's capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

Cash Flows from Financing Activities

         Cash flows used in financing activities were $63 million for the three months ended March 31, 2003, compared to cash flows provided by financing activities of $1 million for the same period in 2002. The increase in cash used in financing was primarily due to a $56 million increase in restricted cash as a result of liquidating damage proceeds received from Raytheon in 2003 (see Note 8 of the Condensed Combined Notes to Consolidated Financial Statements).

Credit Issues

         Generation meets its short-term liquidity requirements primarily through intercompany borrowings from Exelon, the issuance of commercial paper and participation in the intercompany money pool. Generation, along with Exelon, ComEd and PECO, participates in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility became effective on November 22, 2002 and includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon may increase or decrease the sublimits of each of the participants upon written notification to these banks. As of March 31, 2003, there was no sublimit for Generation. The credit facility is expected to be used by Generation principally to support its commercial paper program.

         The credit facility requires Generation to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes certain changes in working capital, revenues from Exelon New England and interest on the debt of Exelon New England's project subsidiaries. Generation's threshold for the ratio reflected in the credit agreement cannot be less than 3.25 to 1 for the twelve-month period ended March 31, 2003. At March 31, 2003, Generation was in compliance with the credit agreement thresholds.

         To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by the Exelon corporate treasurer. ComEd and its subsidiary Commonwealth Edison of Indiana, Inc., PECO, Generation and Business Services Company may participate in the money pool as lenders and borrowers, and Exelon as a lender. Funding of, and borrowings from, the money pool are predicated on whether such funding results in mutual economic benefits to each of the participants, although Exelon is not permitted to be a net borrower from the money pool. Interest on borrowings is based on short-term market rates of interest, or specific borrowing rates if the funds are provided by external financing. During the first quarter 2003, Generation had various borrowings from ComEd under the money pool. The maximum amount of loans outstanding at any time during the quarter was $335 million. As of March 31, 2003, there were no outstanding loan balances.

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

          Under PUHCA, Generation can only pay dividends from undistributed or current earnings. Generation is precluded from lending or extending credit or indemnity to Exelon. At March 31, 2003, Generation had undistributed earnings of $980 million.

Contractual   Obligations,   Commercial   Commitments  and   Off-Balance   Sheet
Obligations

         Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Generation's contractual obligations and commercial commitments as of March 31, 2003 were materially unchanged from the amounts set forth in the 2002 Form 10-K except for the following:

o See Note 8 of the Condensed Combined Notes to Consolidated Financial Statements for commercial commitments tables representing Generation's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risk
Generation
         Commodity price risk is associated with market price movements resulting from excess or insufficient generation, changes in fuel costs, market liquidity and other factors. Trading activities and non-trading marketing activities include the purchase and sale of electric capacity and energy and fossil fuels, including oil, gas, coal and emission allowances. The availability and prices of energy and energy-related commodities are subject to fluctuations due to factors such as weather, governmental environmental policies, changes in supply and demand, state and Federal regulatory policies and other events.

Normal Operations and Hedging Activities

         Electricity available from Generation's owned or contracted generation supply in excess of its obligations to customers, including Energy Delivery's retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge its anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being hedged is four years. Generation has an estimated 88% hedge ratio in 2003 for its energy marketing portfolio. This hedge ratio represents the percentage of Generation's forecasted aggregate annual generation supply that is committed to firm sales, including sales to ComEd and PECO's retail load. ComEd and PECO's retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, and energy market option volatility and actual loads. During peak periods, the amount hedged declines to meet the commitment to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any opportunistic efforts to mitigate market price exposure, the estimated market price exposure for Generation's non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is an approximately $39 million decrease in net income, or approximately $0.12 per share. This sensitivity assumes an 88% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation's portfolio.

Proprietary Trading Activities

         Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation's energy marketing portfolio and represent a very small portion of its overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than 1% of Generation's owned and contracted supply of electricity. The trading portfolio is subject to stringent risk management limits and policies, including volume, stop-loss and value-at-risk limits.

         Generation's energy contracts are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Most non-trading contracts qualify for the normal purchases and normal sales exemption to SFAS No. 133 discussed in the Critical Accounting Estimates section of Management's Discussion and Analysis of Financial Condition and Result of Operations of the 2002 Form 10-K. Those that do not are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in Other Comprehensive Income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts are recognized in earnings on a current basis.

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

         The following table describes the drivers of Generation's energy trading and marketing business and gross margin included in the income statement for the three months ended March 31, 2003. Normal operations and hedging activities represent the marketing of electricity available from Generation's owned or contracted generation, including ComEd and PECO's retail load, sold into the wholesale market. As the information in this table highlights, mark-to-market activities represent a small portion of the overall gross margin for Generation. Accrual activities, including normal purchases and sales, account for the majority of the gross margin. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices. Further delineation of gross margin by the type of accounting treatment typically afforded each type of activity is also presented (i.e., mark-to-market vs. accrual accounting treatment).

                                                Normal Operations and      Proprietary
                                                  Hedging Activities (a)      Trading      Total
------------------------------------------------------------------------------------------------------------
Mark-to-Market Activities:
--------------------------
Unrealized Mark-to-Market Gain/(Loss)
    Origination Unrealized Gain/(Loss) at Inception                 $  --      $  --      $  --
    Changes in Fair Value Prior to Settlements                           26         (2)        24
    Changes in Valuation Techniques and Assumptions                    --         --         --
    Reclassification to Realized at Settlement of Contracts             (57)      --          (57)
------------------------------------------------------------------------------------------------------------
    Total Change in Unrealized Fair Value                               (31)        (2)       (33)
Realized Net Settlement of Transactions Subject to Mark-to-Market        57       --           57
------------------------------------------------------------------------------------------------------------
Total Mark-to-Market Activities Gross Margin                        $    26    $    (2)   $    24
------------------------------------------------------------------------------------------------------------

Accrual Activities:
-------------------
Accrual Activities Revenue                                          $ 1,352    $  --      $ 1,352
Hedge Gains/(Losses) Reclassified from OCI                              398       --          398
------------------------------------------------------------------------------------------------------------
    Total Revenue - Accrual Activities                                1,750       --        1,750
------------------------------------------------------------------------------------------------------------
Purchased Power and Fuel                                                597       --          597
Hedges of Purchased Power and Fuel Reclassified from OCI                503       --          503
------------------------------------------------------------------------------------------------------------
    Total Purchased Power and Fuel                                    1,100       --        1,100
------------------------------------------------------------------------------------------------------------
    Total Accrual Activities Gross Margin                               650       --          650
------------------------------------------------------------------------------------------------------------
Total Gross Margin                                                  $   676    $    (2)   $   674  (b)
============================================================================================================


(a) Normal Operations and Hedging Activities only include derivative contracts Power Team enters into to hedge anticipated exposures related to its owned and contracted generation supply, but excludes its owned and contracted generating assets.
(b) Total Gross Margin represents revenue, net of purchased power and fuel expense for Generation.

         The following table provides detail on changes in Generation's mark-to-market net asset or liability balance sheet position from January 1, 2003 to March 31, 2003. It indicates the drivers behind changes in the balance sheet amounts. This table will incorporate the mark-to-market activities that are immediately recorded in earnings, as shown in the previous table, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in Accumulated Other Comprehensive Income on the March 31, 2003 Consolidated Balance Sheet.


                                                                       Normal Operations and  Proprietary
                                                                          Hedging Activities      Trading     Total
-------------------------------------------------------------------------------------------------------------------
Total Mark-to-Market Energy Contract Net Assets at January 1, 2003                 $    (168)   $       5   $  (163)
Total Change in Fair Value for the Three Months Ended March 31, 2003
      of Contracts Recorded in Earnings                                                   26           (2)       24
Reclassification to Realized at Settlement of Contracts Recorded in Earnings             (57)          --       (57)
Reclassification to Realized at Settlement from OCI                                      105           --       105
Effective Portion of Changes in Fair Value - Recorded in OCI                            (390)          --      (390)
Purchase/Sale of Existing Contracts or Portfolios Subject to Mark-to-Market               --           --        --
-------------------------------------------------------------------------------------------------------------------
Total Mark-to-Market Energy Contract Net Assets (Liabilities)
     at March 31, 2003                                                             $    (484)   $       3   $  (481)
===================================================================================================================


         The following table details the balance sheet classification of the mark-to-market energy contract net assets recorded as of March 31, 2003:


                                                                   Normal Operations and    Proprietary
                                                                      Hedging Activities        Trading       Total
-------------------------------------------------------------------------------------------------------------------
Current Assets                                                                 $     219      $         4   $   223
Noncurrent Assets                                                                     54             --          54
-------------------------------------------------------------------------------------------------------------------
    Total Mark-to-Market Energy Contract Assets                                      273                4       277
-------------------------------------------------------------------------------------------------------------------

Current Liabilities                                                                (572)             --        (572)
Noncurrent Liabilities                                                             (185)               (1)     (186)
-------------------------------------------------------------------------------------------------------------------
    Total Mark-to-Market Energy Contract Liabilities                               (757)               (1)     (758)
-------------------------------------------------------------------------------------------------------------------
Total Mark-to-Market Energy Contract Net Assets (Liabilities)                  $   (484)      $         3   $  (481)
===================================================================================================================



         The majority of Generation's contracts are non-exchange traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask midpoint prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, by region and by product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2003 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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


                                                                                        Maturities within
                                                           ----------------------------------------------     Total
                                                                                                 2008 and      Fair
                                                             2003    2004    2005   2006    2007   Beyond     Value
-------------------------------------------------------------------------------------------------------------------
Normal Operations, qualifying cash flow hedge contracts (1):
   Prices provided by other external sources               $(315)  $ (134) $  (15) $  (7) $   --  $    --   $  (471)
-------------------------------------------------------------------------------------------------------------------
  Total                                                    $(315)  $ (134) $  (15) $  (7) $   --  $    --   $  (471)
===================================================================================================================

Normal Operations, other derivative contracts (2):
   Actively quoted prices                                  $  19   $   --  $   --  $  --  $   --  $    --   $    19
   Prices provided by other external sources                 (14)      12       2      5      --       --         5
   Prices based on model or other valuation methods            8      (28)     (5)    (9)     (3)      --       (37)
-------------------------------------------------------------------------------------------------------------------
  Total                                                    $  13   $  (16) $   (3) $  (4) $   (3) $    --   $   (13)
===================================================================================================================

Proprietary Trading, other derivative contracts (3):
   Actively quoted prices                                  $   5   $    1  $   --  $  --  $   --  $    --   $     6
   Prices provided by other external sources                  (5)      (4)     --     --      --       --        (9)
   Prices based on model or other valuation methods            5        1      --     --      --       --         6
-------------------------------------------------------------------------------------------------------------------
  Total                                                    $   5   $   (2) $   --  $  --  $   --  $    --   $     3
-------------------------------------------------------------------------------------------------------------------
Average tenor of proprietary trading portfolio (4)                                                        1.5 years
===================================================================================================================


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

         The table below provides details of effective cash flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2003. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place, however, given that under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation's hedges. The table also includes a roll-forward of Accumulated Other Comprehensive Income on the Consolidated Balance Sheets related to cash flow hedges for the three months ended March 31, 2003, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest rate hedging activities.



                                                         Total Cash Flow Hedge Other Comprehensive Income Activity,
                                                                                                  Net of Income Tax
                                                     --------------------------------------------------------------
                                                                   Power Team
                                                       Normal Operations and     Interest Rate and       Total Cash
                                                           Hedging Activities      Other Hedges (1)     Flow Hedges
-------------------------------------------------------------------------------------------------------------------
Accumulated OCI, January 1, 2003                                 $       (114)       $          (8)      $     (122)
Changes in Fair Value                                                    (237)                  (7)            (244)
Reclassifications from OCI to Net Income                                   64                    --              64
-------------------------------------------------------------------------------------------------------------------
Accumulated OCI Derivative Gain/(Loss)
    at March 31, 2003                                            $       (287)       $         (15)       $    (302)
===================================================================================================================
(1) Includes interest rate hedges at Generation.

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

         For financial reporting purposes only, Generation calculates several other VaR estimates. The higher the confidence interval, the less likely the chance that the VaR estimate would be exceeded. A longer holding period considers the effect of liquidity in being able to actually liquidate the portfolio. A two-tailed test considers potential upside in the portfolio in addition to the potential downside in the portfolio considered in the one-tailed test. The following table provides the VaR for all proprietary trading positions of Generation as of March 31, 2003.

                                                                 Proprietary
                                                                 Trading VaR
----------------------------------------------------------------------------
95% Confidence Level, One-Day Holding Period, One-Tailed
    Period End                                                    $    0.1
    Average for the Period                                             0.1
    High                                                               0.3
    Low                                                                0.1

95% Confidence Level, Ten-Day Holding Period, Two-Tailed
    Period End                                                    $    0.5
    Average for the Period                                             0.5
    High                                                               1.2
    Low                                                                0.3

99% Confidence Level, One-Day Holding Period, Two-Tailed
    Period End                                                    $    0.5
    Average for the Period                                             0.6
    High                                                               1.4
    Low                                                                0.4
----------------------------------------------------------------------------

Credit Risk
Generation
         Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment. Generation manages counterparty credit risk through established policies, including counterparty credit limits, and in some cases, requiring deposits and letters of credit to be posted by certain counterparties. Generation's counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Generation has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Generation's exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

         The following table provides information on Generation's credit exposure, net of collateral, as of March 31, 2003. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company's credit risk by credit rating of the counterparties. The table below does not include sales to Generation's affiliates or exposure through Independent System Operators.


                                                          Total                          Number Of       Net Exposure Of
                                                       Exposure                      Counterparties      Counterparties
                                                   Before Credit   Credit      Net Greater than 10%     Greater than 10%
Rating                                                Collateral Collateral Exposure of Net Exposure      of Net Exposure
-------------------------------------------------------------------------------------------------------------------------
Investment Grade                                      $      99   $   --  $     99               3       $       55
Split Rating                                                 --       --        --              --               --
Non-Investment Grade                                         19       16         3              --               --
No External Ratings
    Internally Rated - Investment Grade                       9       --         9              --               --
    Internally Rated - Non-Investment Grade                   4       --         4              --               --
-------------------------------------------------------------------------------------------------------------------------
Total                                                 $     131   $   16  $    115               3       $       55
=========================================================================================================================

                                                                                   Maturity of Credit Risk Exposure
-------------------------------------------------------------------------------------------------------------------------
                                                                                         Exposure    Total Exposure
                                                               Less than              Greater than    Before Credit
Rating                                                           2 Years   2-5 Years       5 Years       Collateral
-------------------------------------------------------------------------------------------------------------------------
Investment Grade                                            $      88        $    11       $    --       $       99
Split Rating                                                       --             --            --               --
Non-Investment Grade                                               18              1            --               19
No External Ratings
    Internally Rated - Investment Grade                             9             --            --                9
    Internally Rated - Non-Investment Grade                         3              1            --                4
-------------------------------------------------------------------------------------------------------------------------
Total                                                       $     118        $    13      $     --       $      131
=========================================================================================================================

         Generation is a counterparty to Dynegy in various energy transactions. In early July 2002, the credit ratings of Dynegy were downgraded to below investment grade by two credit rating agencies. As of March 31, 2003, Generation had a net receivable from Dynegy of approximately $4 million and, consistent with the terms of the existing credit arrangement, has received collateral in support of this receivable. Generation also has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station, a 1,040-MW gas-fired qualified facility that has an energy-only long-term tolling agreement with Dynegy, with a related financial swap arrangement. As of March 31, 2003, Sithe had recognized an asset on its balance sheet related to the fair market value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No.
133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to impair this financial swap asset. Generation estimates, as a 49.9% owner of Sithe, that the impairment would result in an after-tax reduction of Generation's equity earnings of approximately $13 million.

         In addition to the impairment of the financial swap asset, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation may incur a further impairment associated with Independence.

         Additionally, the future economic value of AmerGen's purchased power arrangement with Illinois Power Company, a subsidiary of Dynegy, could be impacted by events related to Dynegy's financial condition.

Interest Rate Risk
ComEd
         ComEd uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions. ComEd also utilizes forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financing. These strategies are employed to maintain the lowest cost of capital. At March 31, 2003, ComEd had settled all of its forward-starting interest rate swaps.

         ComEd has entered into fixed-to-floating interest rate swaps in order to maintain its targeted percentage of variable rate debt, associated with debt issuances in the aggregate amount of $485 million fixed-rate obligation. At March 31, 2003, these interest rate swaps, designated as fair value hedges, had an aggregate fair market value of $42 million based on the present value difference between the contract and market rates at March 31, 2003.

         The aggregate fair value of the interest rate swaps, designated as fair value hedges, that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2003 is estimated to be $49 million. If these derivative instruments had been terminated at March 31, 2003, this estimated fair value represents the amount that would be paid by the counterparties to ComEd.

         The aggregate fair value of the interest rate swaps, designated as fair value hedges, that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2003 is estimated to be $34 million. If these derivative instruments had been terminated at March 31, 2003, this estimated fair value represents the amount to be paid by the counterparties to ComEd.

PECO
         In February 2003, PECO entered into forward-starting interest rate swaps in the aggregate amount of $360 million to lock in interest rate levels in anticipation of future financings. At March 31, 2003, these interest rate swaps, designated as cash flow hedges, had a fair market value exposure of $2 million. The debt issuances that these swaps are hedging are considered probable therefore, PECO has accounted for these interest rate swap transactions as hedges. In connection with PECO's April 28, 2003 issuance of $450 million in First and Refunding Mortgage Bonds, PECO settled the swaps for a payment of $1 million, which will be recorded in other comprehensive income and amortized over the life of the debt issuance.

         PECO has entered into interest rate swaps to manage interest rate exposure associated with the floating rate series of transition bonds issued to securitize PECO's stranded cost recovery. At March 31, 2003, these interest rate swaps had an aggregate fair market value exposure of $16 million based on the present value difference between the contract and market rates at March 31, 2003.

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

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2003 is estimated to be $17 million. If these derivative instruments had been terminated at March 31, 2003, this estimated fair value represents the amount that would be paid by PECO to the counterparties.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2003 is estimated to be $14 million. If these derivative instruments had been terminated at March 31, 2003, this estimated fair value represents the amount to be paid by PECO to the counterparties.

Generation
         Generation uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Generation also uses interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. These strategies are employed to achieve a lower cost of capital. As of March 31, 2003, a hypothetical 10% increase in the interest rates associated with variable rate debt would not have a material impact on pre-tax earnings for the first quarter of 2003.

         Under the terms of the Sithe Boston Generation, LLC (currently known as Exelon Boston Generating, LLC (EBG)) credit facility, EBG is required to effectively fix the interest rate on 50% of borrowings under the facility through its maturity in 2007. As of March 31, 2003, Generation has entered into interest rate swap agreements, which have effectively fixed the interest rate on $861 million of notional principal, or 83% of borrowings outstanding under the EBG credit facility at March 31, 2003. The fair market value exposure of these swaps, designated as cash flow hedges, is $92 million.

         The aggregate fair value exposure of the interest rate swaps designated as cash flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2003 is estimated to be $108 million. If the derivative instruments had been terminated at March 31, 2003, this estimated fair value represents the amount Generation would pay to the counterparties.

         The aggregate fair value exposure of the interest rate swaps designated as cash flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2003 is estimated to be $77 million. If the derivative instruments had been terminated at March 31, 2003, this estimated fair value represents the amount Generation would pay to the counterparties.

Equity Price Risk
Generation
         Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of March 31, 2003, decommissioning trust funds are reflected at fair value on Exelon and Generation's Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation's nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $175 million reduction in the fair value of the trust assets.

ITEM 4.           CONTROLS AND PROCEDURES

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

ComEd
         Within the 90 days prior to the date of this Report, ComEd's management, including the principal executive officer and principal financial officer, evaluated ComEd's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in ComEd's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to ComEd, including its consolidated subsidiaries, is made known to ComEd's management, including these officers, by other employees of ComEd and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. ComEd's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, ComEd does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.
         As of the date of their evaluation, these officers concluded that, subject to limitations noted above, the design of the disclosure controls and procedures provide reasonable assurance that they can accomplish their objectives. ComEd continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.
         There have been no significant changes in ComEd's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PECO
         Within the 90 days prior to the date of this Report, PECO's management, including the principal executive officer and principal financial officer, evaluated PECO's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in PECO's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to PECO, including its consolidated subsidiaries, is made known to PECO's management, including these officers, by other employees of PECO and its subsidiaries, and
(b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. PECO's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, PECO does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.
         As of the date of their evaluation, these officers concluded that, subject to limitations noted above, the design of the disclosure controls and
procedures  provide   reasonable   assurance
that they can accomplish their objectives. PECO continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no significant changes in PECO's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Generation
         Within the 90 days prior to the date of this Report, Generation's management, including the principal executive officer and principal financial officer, evaluated Generation's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Generation's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Generation, including its consolidated subsidiaries, is made known to Generation's management, including these officers, by other employees of Generation and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Generation's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, Generation does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.
         As of the date of their evaluation, these officers concluded that, subject to limitations noted above, the design of the disclosure controls and procedures provide reasonable assurance that they can accomplish their objectives. Generation continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.
         There have been no significant changes in Generation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Generation

         As previously reported in the 2002 Form 10-K, during 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In June 2001, a trial for a sub-group of plaintiffs was completed, and the jury returned a verdict against Cotter and awarded $16 million in various damages. In November 2001, the District Court entered an amended final judgment, which included an award of both pre-judgment and post-judgment interests, costs, and medical monitoring expenses, which total $43 million. In November 2000, another trial involving a separate sub-group of 13 plaintiffs was completed in Federal district court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs and required Cotter to perform periodic medical monitoring at a cost of $241,000. On April 22, 2003, the Tenth Circuit Court of Appeals reversed both judgments and remanded the cases for retrial.

         On June 1, 2001, the U.S. Environmental Protection Agency (EPA) issued to EBG a Notice of Violation (NOV) and Reporting Requirement pursuant to Sections 113 and 114 of the Clean Air Act, alleging numerous exceedances of opacity limits and violations of opacity-related monitoring, recording and reporting requirements at Mystic Station in Everett, Massachusetts. On January 8, 2002, the EPA indicated that it had decided to resolve the NOV through an administrative compliance order and a judicial civil penalty action. In March 2002, the EPA issued and Sithe Mystic LLC, a wholly owned subsidiary of EBG, voluntarily entered a Compliance Order and Reporting Requirement (Compliance Order) regarding Mystic Station, under which Mystic Station installed new ignition equipment on three of the four units at the plant. Mystic Station also undertook an extensive opacity monitoring and testing program for all four units at the plant to help determine if additional compliance measures were needed. Pursuant to the requirements of the Compliance Order, EBG switched three of the four units to a lower sulfur fuel oil by June 1, 2002. The Compliance Order does not address civil penalties. By a letter dated April 21, 2003, the United States Department of Justice notified EBG that, at the request of the EPA, it intended to bring a civil penalty action, but also offered the opportunity to resolve the matter through settlement discussions. EBG is pursuing settlement discussions with the EPA and the United States Department of Justice.


ITEM 5.  OTHER INFORMATION

ComEd
         As previously reported in the 2002 Form 10-K, in July 2002, FERC conditionally approved ComEd's decision to join PJM. On April 1, 2003, ComEd received approval from FERC to transfer control of ComEd's transmission assets to PJM. FERC also accepted for filing the PJM tariff amended to reflect the inclusion of ComEd and other new members, subject to a compliance filing, which was made on May 1, 2003, and to hearing on certain issues. After resolution of these matters and completion of certain implementation work necessary to integrate ComEd into PJM, ComEd expects to transfer control of its Open Access Same Time Information System to PJM on June 1, 2003, and to transfer functional control of its transmission assets to PJM and to integrate fully into PJM's energy market structures on October 1, 2003.

         As previously reported in the 2002 Form 10-K, on March 3, 2003, ComEd entered into an agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service. The Agreement addressed, among other things, issues related to ComEd's residential delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an extension of the PPA with Generation. On March 28, 2003, the ICC issued orders consistent with the Agreement. Rehearing requests were filed with the ICC in April 2003. The Agreement will not become effective as long as any of the ICC orders are subject to any pending rehearing request.

PECO
         As previously reported in the 2002 Form 10-K, on August 15, 2002, the International Brotherhood of Electrical Workers (IBEW) filed a petition with the NLRB to conduct a unionization vote of certain of PECO's employees. National
Labor Relations Board (NLRB) hearings were completed and a Decision and Direction of Election (DD&E) was issued on April 21, 2003. Regulations require that the election be conducted within 30 days of the DD&E issuance.

         As previously reported in the 2002 Form 10-K, the PUC's Final Electric Restructuring Order established MSTs to promote competition. The MST requirements provided that, if as of January 1, 2003, less than 50% of residential customers were taking electric service from alternative electric generation supplier, the number of customers sufficient to meet the MST would be randomly selected and assigned to an alternative electric generation suppliers through a PUC-determined process. On January 1, 2003, the number of customers choosing an alternative electric generation supplier did not meet the MST. In February 2003, PECO filed a residential customer MST plan, and on May 1, 2003, the PUC approved the plan. The approved plan provides for a two-step process with a total of up to 400,000 residential customers being transferred to winning alternative electric generation supplier bidders: up to 100,000 in July 2003, and another 300,000 in December 2003. Any customer transferred would have the right to return to PECO at any time.

Generation
         As previously reported in the December 31, 2002 Form 10-K, approximately 1,700 of Generation's 7,200 employees are covered by Collective Bargaining Agreements (CBA) with the IBEW. On April 9, 2003, the IBEW filed a petition with the NLRB to represent all production and maintenance employees in Generation's fossil and hydroelectric operations in the Mid-Atlantic operating group. These employees are not currently covered by a CBA. The IBEW petition estimates that the number of additional employees represented would be 350 to 400. NLRB hearings were conducted in April 2003. An election is anticipated in the second half of 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:


       4.1 -      One Hundredth  Supplemental  Indenture dated as of April 15, 2003 to PECO Energy Company's
                  First and Refunding Mortgage.

       Certifications  Pursuant to Section 1350 of Chapter 63 of Title 18 United
       States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly  Report on
       Form 10-Q for the  quarterly  period  ended  March  31, 2003 filed by the following officers for the following companies:
--------------------------------------------------------------------------------------------
       99.1 -     Filed by John W. Rowe for Exelon Corporation
       99.2 -     Filed by Robert S. Shapard for Exelon Corporation
       99.3 -     Filed by Pamela B. Strobel for Commonwealth Edison Company
       99.4 -     Filed by Robert S. Shapard for Commonwealth Edison Company
       99.5 -     Filed by Pamela B. Strobel for PECO Energy Company
       99.6 -     Filed by Robert S. Shapard for PECO Energy Company
       99.7 -     Filed by Oliver D. Kingsley for Exelon Generation Company, LLC
       99.8 -     Filed by Robert S. Shapard for Exelon Generation Company, LLC
--------------------------------------------------------------------------------------------


(b) Reports on Form 8-K:

                  Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the three months ended March 31, 2003 regarding the following items:

         Date of Earliest
         Event Reported             Description of Item Reported
------------------------------------------------------------------------------------------------------------
         November 11, 2002          "ITEM 2.  ACQUISITION  OR  DISPOSITION  OF  ASSETS"  filed by Exelon and
                                    Generation  regarding  the  acquisition  of Sithe New England,  "ITEM 5.
                                    OTHER EVENTS" filed by Exelon and Generation  regarding the Sithe Boston credit  facility and "ITEM 7. FINANCIAL  STATEMENTS AND EXHIBITS"  filed by Exelon  and  Generation  for the  financial  statements  of Sithe New
                                    England.

         January 15, 2003           "ITEM 9.  REGULATION FD  DISCLOSURE"  filed by Exelon,  ComEd,  PECO and
                                    Generation  regarding the confirmation of earnings guidance for 2002 and
                                    2003.

         January 22, 2003           "ITEM 5. OTHER  EVENTS"  filed by ComEd  regarding  the issuance of $700 million in First Mortgage Bonds.

         January 29, 2003           "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  regarding the fourth quarter 2002



                                    earnings release and items discussed during the Earnings Conference Call.

         February 11, 2003          "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  regarding a presentation by John Rowe,  Chairman and CEO and
                                    Bob Shapard,  Executive Vice President and CFO at the Exelon Corporation
                                    Investor   Update   conference  held  in  New  York  City.  The  exhibit
                                    includes the slides used during the presentation.

         February 21, 2003          "ITEM 5. OTHER  EVENTS"  filed for Exelon  regarding  certain  financial
                                    information  of  Exelon  Corporation  and  Subsidiary   Companies.   The
                                    exhibits  under "ITEM 7.  FINANCIAL  STATEMENT AND  EXHIBITS"  filed for
                                    Exelon  include  the  Consent  of the  Independent  Public  Accountants,
                                    Selected  Financial  Data,  Market for  Registrant's  Common  Equity and
                                    Related  Stockholder  Matters,  Management's  Discussion and Analysis of
                                    Financial Condition and Results of Operations,  and Financial Statements
                                    and Supplementary Data.

         February 26, 2003          "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  regarding a  presentation  by Bob  Shapard,  Executive  Vice
                                    President and CFO and Linda Byus, Vice President  Investor  Relations to
                                    investors  and  information  regarding  the small  and large  commercial market share threshold  auction in  Pennsylvania.  The exhibits  include the slides used during the  presentation and materials made available to investors attending the conference.

         March 3, 2003              "ITEM 5. OTHER  EVENTS"  filed for Exelon,  ComEd,  PECO and  Generation regarding the reaffirmation of operating  earnings guidance for 2003 and the discussion of ComEd's agreement regarding rate matters.

         March 7, 2003              "ITEM 5.  OTHER  EVENTS" filed for Exelon  and Generation regarding  the announcement of the decision not to sell its interest in AmerGen.

         March 13, 2003             "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  regarding a presentation  by John Rowe,  Chairman and CEO at the Morgan Stanley Global  Electricity & Energy  Conference  held in New
                                    York  City.   The   exhibit   includes   the  slides   used  during  the
                                    presentation.




         March 14, 2003             "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  regarding  comments  and  questions  at the  Morgan  Stanley
                                    Global Electricity & Energy Conference.

         March 14, 2003             "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  to amend the Current  Report filed  earlier in the same day, in order to clarify  remarks made  regarding  British Energy and AmerGen at the Morgan Stanley Global Electricity & Energy Conference.

         March 17, 2003             "ITEM  5.  OTHER  EVENTS"  filed  by  ComEd  regarding  the sale of $200 million in Trust Preferred Securities.

         March 26, 2003             "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and
                                    Generation  regarding a presentation by J. Barry  Mitchell,  Senior Vice
                                    President  and  Treasurer at the Banc One Capital  Markets  Fixed Income
                                    Utilities  Conference held in Chicago.  The exhibit  includes the slides used during the presentation.

         March 28, 2003             "ITEM 5. OTHER EVENTS" filed by Exelon and ComEd  regarding the issuance of orders by the Illinois  Commerce  Commission  resolving pending cases
                                    and   addressing  key  issues in  Illinois'  continued  transition  to a competitive electricity marketplace.
--------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------
         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXELON CORPORATION

/s/ John W. Rowe                              /s/ Robert S. Shapard
-----------------                             ----------------------
JOHN W. ROWE                                  ROBERT S. SHAPARD
Chairman, President and                       Executive Vice President and Chief
Chief Executive Officer                       Financial Officer
(Principal Executive Officer)                 (Principal Financial Officer)

/s/ Matthew F. Hilzinger
------------------------
MATTHEW F. HILZINGER
Vice President and Corporate Controller
(Principal Accounting Officer)

May 2, 2003

--------------------------------------------------------------------------------
         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMONWEALTH EDISON COMPANY

/s/ Pamela B. Strobel                         /s/ Robert S. Shapard
-----------------------                       -----------------------
PAMELA B. STROBEL                             ROBERT S. SHAPARD
Chair                                         Executive Vice President and Chief
(Principal Executive Officer)                 Financial Officer, Exelon
                                              (Principal Financial Officer)

/s/ Duane M. DesParte
-----------------------
DUANE M. DESPARTE
Vice President and Controller, Energy Delivery
(Principal Accounting Officer)

May 2, 2003

--------------------------------------------------------------------------------

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PECO ENERGY COMPANY

/s/ Pamela B. Strobel                        /s/ Robert S. Shapard
-----------------------                      -----------------------
PAMELA B. STROBEL                            ROBERT S. SHAPARD
Chair                                        Executive Vice President and Chief
(Principal Executive Officer)                Financial Officer, Exelon
                                             (Principal Financial Officer)

/s/ Duane M. DesParte
-----------------------
DUANE M. DESPARTE
Vice President and Controller, Energy Delivery
(Principal Accounting Officer)

May 2, 2003

--------------------------------------------------------------------------------

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXELON GENERATION COMPANY, LLC

/s/ Oliver D. Kingsley Jr.                   /s/ Robert S. Shapard
-------------------------                    -----------------------
OLIVER D. KINGSLEY JR.                       ROBERT S. SHAPARD
Chief Executive Officer and                  Executive Vice President and Chief
President                                    Financial Officer, Exelon
(Principal Executive Officer)                (Principal Financial Officer)

/s/ Thomas Weir III
-----------------------
THOMAS WEIR III
Vice President and Controller
(Principal Accounting Officer)

May 2, 2003

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


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

Date:    May 2, 2003          /s/ John W. Rowe
                              -----------------------
                              Chairman, President and Chief Executive Officer
                              (Principal Executive Officer)

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


Date: May 2, 2003          /s/ Robert S. Shapard
                           --------------------------
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)

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

Date:  May 2, 2003                         /s/ Pamela B. Strobel
                                           -----------------------
                                               Chair
                                              (Principal Executive Officer)

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

Date: May 2, 2003

                   /s/ Robert S. Shapard
                   ---------------------
                   Executive Vice President and Chief Financial Officer, Exelon (Principal Financial Officer)

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

Date: May 2, 2003
                                             /s/ Pamela B. Strobel
                                             --------------------------------
                                                 Chair
                                                (Principal Executive Officer)

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

Date: May 2, 2003

                   /s/ Robert S. Shapard
                   ------------------------
                   Executive Vice President and Chief Financial Officer, Exelon (Principal Financial Officer)

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

Date: May 2, 2003                     /s/ Oliver D. Kingsley Jr.
                                      ----------------------------
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)

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

 Date: May 2, 2003

                   /s/ Robert S. Shapard
                   ---------------------------------
                   Executive Vice President and Chief Financial Officer, Exelon (Principal Financial Officer)