Form 10-Q
period 2003-09-30
EXELON GENERATION CO LLC; PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2003-10-29
CIK 1168165, 78100, 1109357, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     Commission                 Name of Registrant; State of Incorporation;                  IRS Employer
     File Number                Address of Principal Executive Offices; and                  Identification
                                Telephone Number                                             Number
---------------------      ---------------------------------------------------------    ------------------------
     1-16169                    EXELON CORPORATION                                           23-2990190
                                (a Pennsylvania corporation)
                                10 South Dearborn Street - 37th Floor
                                P.O. Box 805379
                                Chicago, Illinois 60680-5379
                                (312) 394-7398

     1-1839                     COMMONWEALTH EDISON COMPANY                                  36-0938600
                                (an Illinois corporation)
                                10 South Dearborn Street - 37th Floor
                                P.O. Box 805379
                                Chicago, Illinois 60680-5379
                                (312) 394-4321

     1-1401                     PECO ENERGY COMPANY                                          23-0970240
                                (a Pennsylvania corporation)
                                P.O. Box 8699 2301 Market Street
                                Philadelphia, Pennsylvania 19101-8699
                                (215) 841-4000

     333-85496                  EXELON GENERATION COMPANY, LLC                               23-3064219
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

     The number of shares outstanding of each registrant's common stock as of September 30, 2003 was:


Exelon Corporation Common Stock, without par value               327,021,190
Commonwealth Edison Company Common Stock, $12.50 par value       127,016,483
PECO Energy Company Common Stock, without par value              170,478,507
Exelon Generation Company, LLC                                   not applicable



     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation Yes [X] No [ ] Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC Yes [ ] No [X].



                                TABLE OF CONTENTS


                                                                                                                   Page No.
                                                                                                                   --------
      FILING FORMAT                                                                                                   3
      FORWARD-LOOKING STATEMENTS                                                                                      3
      WHERE TO FIND MORE INFORMATION                                                                                  3

      PART I.   FINANCIAL INFORMATION                                                                                 4
      ITEM 1.   FINANCIAL STATEMENTS                                                                                  4
                      Exelon Corporation
                               Consolidated Statements of Income and Comprehensive Income                             5
                               Consolidated Statements of Cash Flows                                                  6
                               Consolidated Balance Sheets                                                            7
                      Commonwealth Edison Company
                               Consolidated Statements of Income and Comprehensive Income                             9
                               Consolidated Statements of Cash Flows                                                 10
                               Consolidated Balance Sheets                                                           11
                      PECO Energy Company
                               Consolidated Statements of Income and Comprehensive Income                            13
                               Consolidated Statements of Cash Flows                                                 14
                               Consolidated Balance Sheets                                                           15
                      Exelon Generation Company, LLC
                               Consolidated Statements of Income and Comprehensive Income                            17
                               Consolidated Statements of Cash Flows                                                 18
                               Consolidated Balance Sheets                                                           19
                      Condensed Combined Notes to Consolidated Financial Statements                                  21



      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                           71
                      Exelon Corporation                                                                             76
                      Commonwealth Edison Company                                                                   109
                      PECO Energy Company                                                                           124
                      Exelon Generation Company, LLC                                                                140

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                           157
      ITEM 4.   CONTROLS AND PROCEDURES                                                                             169

      PART II.  OTHER INFORMATION                                                                                   172
      ITEM 1.   LEGAL PROCEEDINGS                                                                                   172
      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                                     172
      ITEM 5.   OTHER INFORMATION                                                                                   173
      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                    174

     SIGNATURES                                                                                                     176



                                       2

     FILING FORMAT
              This combined Form 10-Q is being filed separately by Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) (Registrants). Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

     FORWARD-LOOKING STATEMENTS
              Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, as well as the items discussed in (a) the Registrants' 2002 Annual Report on Form 10-K - ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and the Challenges in Managing Our Business for each of Exelon, ComEd, PECO and Generation, (b) the Registrants' 2002 Annual Report on Form 10-K - ITEM 8. Financial Statements and Supplementary
     Data: Exelon - Note 19, ComEd - Note 16, PECO - Note 18 and Generation -
     Note 13 and (c) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

     WHERE TO FIND MORE INFORMATION
              The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at www.sec.gov and Exelon's website at www.exeloncorp.com.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



     EXELON CORPORATION
     ------------------

                                 EXELON CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                              (Unaudited)
                                                                            Three Months Ended             Nine Months Ended
                                                                            ------------------             -----------------
                                                                               September 30,                 September 30,
                                                                               ------------                  -------------
   (in millions, except per share data)                                    2003             2002             2003             2002
----------------------------------------------------------------------------------------------------------------------------------

   OPERATING REVENUES                                                  $  4,441         $  4,370         $ 12,236        $ 11,245

   OPERATING EXPENSES
       Purchased power                                                    1,179            1,233            2,765           2,543
       Purchased power from unconsolidated affiliate                        133              104              310             220
       Fuel                                                                 551              373            1,908           1,233
       Impairment of Exelon Boston Generating, LLC long-lived assets        945             --                945            --
       Operating and maintenance                                          1,226            1,114            3,438           3,252
       Depreciation and amortization                                        293              345              842           1,012
       Taxes other than income                                              131              201              489             568
---------------------------------------------------------------------------------------------------------------------------------
            Total operating expenses                                      4,458            3,370           10,697           8,828
---------------------------------------------------------------------------------------------------------------------------------
   OPERATING INCOME (LOSS)                                                  (17)           1,000            1,539           2,417
---------------------------------------------------------------------------------------------------------------------------------
   OTHER INCOME AND DEDUCTIONS
       Interest expense                                                    (213)            (249)            (652)           (739)
       Interest expense to affiliates                                        (4)            --                 (9)           --
       Distributions on preferred securities of subsidiaries                 (8)             (11)             (30)            (34)
       Equity in earnings of unconsolidated affiliates                       49               92               82             114
       Other, net                                                           (21)              16             (153)            239
---------------------------------------------------------------------------------------------------------------------------------
            Total other income and deductions                              (197)            (152)            (762)           (420)
---------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                            (214)             848              777           1,997
   INCOME TAXES                                                            (112)             297              258             724
---------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
     ACCOUNTING PRINCIPLES                                                 (102)             551              519           1,273
   CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
     PRINCIPLES (net of income taxes of $69 and $(90) for the nine
     months ended September 30, 2003 and 2002, respectively)               --               --                112            (230)
---------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                       (102)             551              631           1,043
---------------------------------------------------------------------------------------------------------------------------------

   OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
         Minimum pension liability                                            9             --                  9            --
         Cash flow hedge adjustment                                         142              (32)              58            (103)
         Foreign currency translation adjustment                           --               --                  2            --
         Unrealized gain (loss) on marketable securities                      5              (73)               3            (158)
         SFAS No. 143 transition adjustment                                --               --                168            --
         Interest in other comprehensive income (loss)
            of unconsolidated affiliates                                      1              (20)               9             (21)
---------------------------------------------------------------------------------------------------------------------------------
            Total other comprehensive income (loss)                         157             (125)             249            (282)
---------------------------------------------------------------------------------------------------------------------------------

   TOTAL COMPREHENSIVE INCOME                                          $     55         $    426         $    880        $    761
==================================================================================================================================

   AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                       326              323              325             322
==================================================================================================================================
   AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                     326              324              328             324
==================================================================================================================================

   EARNINGS (LOSS) PER AVERAGE COMMON SHARE:
       BASIC:
       Income (loss) before cumulative effect of changes in
         accounting principles                                         $  (0.31)        $   1.71         $   1.60        $   3.95
       Cumulative effect of changes in accounting principles               --               --               0.34           (0.71)
---------------------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                               $  (0.31)        $   1.71         $   1.94        $   3.24
==================================================================================================================================

       DILUTED:
       Income (loss) before cumulative effect of changes in
         accounting principles                                         $  (0.31)        $   1.70         $   1.59        $   3.93
       Cumulative effect of changes in accounting principles               --               --               0.34           (0.71)
---------------------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                               $  (0.31)        $   1.70         $   1.93        $   3.22
==================================================================================================================================

   DIVIDENDS PER COMMON SHARE                                          $   0.50         $   0.44         $   1.42        $   1.32
==================================================================================================================================
     See Condensed Combined Notes to Consolidated Financial Statements




                                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                          Nine Months Ended September 30,
                                                                                        -------------------------------
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                              $   631      $   1,043
         Adjustments to reconcile net income to net cash flows provided by operating activities:
              Depreciation, amortization and accretion, including nuclear fuel                     1,290          1,284
              Cumulative effect of changes in accounting principles (net of income taxes)           (112)           230
              Gain on sale of investment                                                              --           (199)
              Provision for uncollectible accounts                                                    72            107
              Deferred income taxes                                                                 (363)           293
              Equity in earnings of unconsolidated affiliates                                        (82)          (114)
              Impairment of investments                                                              295             46
              Impairment of long-lived assets                                                        950             --
              Employee severance-related costs                                                       152             --
              Pension and non-pension postretirement curtailment costs                                26             --
              Net realized (gains) losses on nuclear decommissioning trust funds                      (9)            32
              Other operating activities                                                              91             56
              Changes in assets and liabilities:
                Accounts receivable                                                                  (19)          (358)
                Inventories                                                                          (55)           (25)
                Accounts payable, accrued expenses and other current liabilities                      50              1
                Changes in payables and receivables from unconsolidated affiliates                    18             46
                Other current assets                                                                (100)            68
                Pension and non-pension postretirement benefits obligations                         (241)            22
                Other noncurrent assets and liabilities                                              (41)           131
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by operating activities                                               2,553          2,663
-----------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                     (1,501)        (1,534)
         Proceeds from liquidated damages                                                             92             --
         Proceeds from nuclear decommissioning trust funds                                         1,880          1,184
         Investment in nuclear decommissioning trust funds                                        (2,043)        (1,330)
         Note receivable from unconsolidated affiliate                                                35            (42)
         Proceeds from sale of investments                                                           186            287
         Acquisition of generating plants                                                             --           (443)
         Other investing activities                                                                   50             19
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in investing activities                                                  (1,301)        (1,859)
-----------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of long-term debt                                                                2,105            956
         Retirement of long-term debt                                                             (2,075)        (1,946)
         Change in short-term debt                                                                  (599)           428
         Issuance of long-term debt to affiliate                                                     103             --
         Issuance of mandatorily redeemable preferred securities of subsidiaries                     200             --
         Retirement of mandatorily redeemable preferred securities of subsidiaries                  (250)           (18)
         Retirement of preferred stock of subsidiaries                                               (50)            --
         Dividends paid on common stock                                                             (461)          (420)
         Payment on acquisition note payable to Sithe Energies, Inc.                                (210)            --
         Proceeds from employee stock plans                                                          139             64
         Contribution from minority interest of consolidated subsidiary                               --             43
         Change in restricted cash                                                                    78             81
         Other financing activities                                                                  (85)           (16)
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in financing activities                                                  (1,105)          (828)
-----------------------------------------------------------------------------------------------------------------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                147            (24)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                469            485
-----------------------------------------------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS INCLUDING CASH CLASSIFIED AS HELD FOR SALE                        $   616     $      461
     CASH CLASSIFIED AS HELD FOR SALE ON THE CONSOLIDATED BALANCE SHEET                              (12)            --
-----------------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   604     $      461
=======================================================================================================================
       See Condensed Combined Notes to Consolidated Financial Statements



                                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


                                                                                             September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                                           $    604           $   469
         Restricted cash                                                                          318               396
         Accounts receivable, net
              Customer                                                                          1,952             2,076
              Other                                                                               270               284
         Receivable from unconsolidated affiliate                                                 ---                39
         Inventories, at average cost
              Fossil fuel                                                                         198               175
              Materials and supplies                                                              289               306
         Other                                                                                    429               380
         Assets held for sale                                                                     109                --
-----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                              4,169             4,125
-----------------------------------------------------------------------------------------------------------------------

     PROPERTY, PLANT AND EQUIPMENT, NET                                                        19,476            17,126

     DEFERRED DEBITS AND OTHER ASSETS
         Regulatory assets                                                                      5,304             5,993
         Nuclear decommissioning trust funds                                                    3,404             3,053
         Investments                                                                            1,198             1,403
         Goodwill                                                                               4,734             4,992
         Other                                                                                    859               793
-----------------------------------------------------------------------------------------------------------------------
              Total deferred debits and other assets                                           15,499            16,234
-----------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                            $ 39,144        $   37,485
=======================================================================================================================


                        See Condensed Combined Notes to Consolidated Financial Statements




                                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


                                                                                            September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes payable                                                                       $     82           $   681
         Note payable to unconsolidated affiliate                                                 326               534
         Long-term debt due within one year                                                     2,067             1,402
         Accounts payable                                                                       1,692             1,607
         Accrued expenses                                                                       1,242             1,354
         Other                                                                                    287               296
         Liabilities held for sale                                                                 57                --
-----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                         5,753             5,874
-----------------------------------------------------------------------------------------------------------------------

     LONG-TERM DEBT                                                                            12,468            13,127
     LONG-TERM DEBT TO AFFILIATE                                                                  103                --
     MANDATORILY REDEEMABLE PREFERRED SECURITIES                                                  422                --

     DEFERRED CREDITS AND OTHER LIABILITIES
         Deferred income taxes                                                                  3,798             3,702
         Unamortized investment tax credits                                                       291               301
         Nuclear decommissioning liability for retired plants                                      --             1,395
         Asset retirement obligation                                                            2,481                --
         Pension obligation                                                                     1,609             1,959
         Non-pension postretirement benefits obligation                                         1,033               877
         Spent nuclear fuel obligation                                                            865               858
         Regulatory liabilities                                                                   880                --
         Other                                                                                  1,026               978
-----------------------------------------------------------------------------------------------------------------------
              Total deferred credits and other liabilities                                     11,983            10,070
-----------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                30,729            29,071
-----------------------------------------------------------------------------------------------------------------------

     COMMITMENTS AND CONTINGENCIES

     MINORITY INTEREST OF CONSOLIDATED SUBSIDIARIES                                                 1                77

     PREFERRED SECURITIES OF SUBSIDIARIES                                                          87               595

     SHAREHOLDERS' EQUITY
         Common stock                                                                           7,226             7,059
         Deferred compensation                                                                     --                (1)
         Retained earnings                                                                      2,210             2,042
         Accumulated other comprehensive income (loss)                                         (1,109)           (1,358)
-----------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                                        8,327             7,742
-----------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 39,144        $   37,485
=======================================================================================================================


                        See Condensed Combined Notes to Consolidated Financial Statements





     COMMONWEALTH EDISON COMPANY
     ---------------------------

                              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                   (Unaudited)


                                                                           Three Months Ended         Nine Months Ended
                                                                           ------------------         -----------------
                                                                                September 30,             September 30,
                                                                                -------------             -------------
     (in millions)                                                          2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
         Operating revenues                                            $   1,717      $ 1,912      $ 4,473      $ 4,685
         Operating revenues from affiliates                                   20           26           49           49
-----------------------------------------------------------------------------------------------------------------------
              Total operating revenues                                     1,737        1,938        4,522        4,734
-----------------------------------------------------------------------------------------------------------------------

     OPERATING EXPENSES
         Purchased power                                                       6            8           17           20
         Purchased power from affiliate                                      885          967        1,984        2,046
         Operating and maintenance                                           259          234          683          620
         Operating and maintenance from affiliates                            40           33           98          104
         Depreciation and amortization                                        97          129          287          397
         Taxes other than income                                              87           77          235          223
-----------------------------------------------------------------------------------------------------------------------
              Total operating expenses                                     1,374        1,448        3,304        3,410
-----------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                        363          490        1,218        1,324
-----------------------------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                   (107)        (122)        (322)        (374)
         Distributions on mandatorily redeemable preferred securities         (6)          (7)         (20)         (22)
         Interest income from affiliates                                       6            8           20           23
         Other, net                                                            9           (8)          28            6
-----------------------------------------------------------------------------------------------------------------------
              Total other income and deductions                              (98)        (129)        (294)        (367)
-----------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
       OF A CHANGE IN ACCOUNTING PRINCIPLE                                   265          361          924          957

     INCOME TAXES                                                            102          146          365          381
-----------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING  PRINCIPLE                                                 163          215          559          576

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
       PRINCIPLE (net of income taxes of $0)                                  --           --            5           --
-----------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                              163          215          564          576
-----------------------------------------------------------------------------------------------------------------------

     OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
             Cash flow hedge adjustment                                        3          (19)          31          (25)
           Unrealized gain (loss) on marketable securities                     2           (1)           3           (3)
           Foreign currency translation adjustment                            --           --            2           --
-----------------------------------------------------------------------------------------------------------------------
              Total other comprehensive income (loss)                          5          (20)          36          (28)
-----------------------------------------------------------------------------------------------------------------------

     TOTAL COMPREHENSIVE INCOME                                        $     168      $   195      $   600        $ 548
=======================================================================================================================

                        See Condensed Combined Notes to Consolidated Financial Statements



                              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                        -------------------------------
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                          $    564           $   576
         Adjustments to reconcile net income to net cash flows provided by operating activities:
              Depreciation and amortization                                                       287               397
              Cumulative effect of a change in accounting principle (net of income taxes)          (5)               --
              Gain on sale of investments                                                          (3)               --
              Provision for uncollectible accounts                                                 31                29
              Deferred income taxes                                                                92                92
              Employee severance-related costs                                                     58                --
              Pension and non-pension postretirement curtailment costs                              2                --
              Other operating activities                                                           49                76
              Changes in assets and liabilities:
                Accounts receivable                                                               (55)             (198)
                Inventories                                                                         7                (4)
                Accounts payable, accrued expenses and other current liabilities                 (102)               52
                Changes in receivables and payables to affiliates                                 (45)              449
                Other current assets                                                              (12)               (2)
                Pension and non-pension postretirement benefits obligations                      (112)               15
                Other noncurrent assets and liabilities                                           (14)                9
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by operating activities                                              742             1,491
-----------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                    (537)             (549)
         Investment in affiliate money pool                                                      (147)               --
         Notes receivable from affiliates                                                         213                14
         Proceeds from sale of investments                                                          5                --
         Other investing activities                                                                16                 7
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in investing activities                                                 (450)             (528)
-----------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of long-term debt                                                             1,427               701
         Retirement of long-term debt                                                          (1,139)           (1,365)
         Issuance of mandatorily redeemable preferred securities                                  200                --
         Retirement of mandatorily redeemable preferred securities                               (200)               --
         Change in short-term debt                                                                (71)               94
         Dividends paid on common stock                                                          (305)             (353)
         Change in restricted cash                                                                (17)              (37)
         Settlement of cash flow hedges                                                           (45)              (10)
         Other financing activities                                                               (36)               --
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in financing activities                                                 (186)             (970)
-----------------------------------------------------------------------------------------------------------------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             106                (7)


     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              16                23
-----------------------------------------------------------------------------------------------------------------------


     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    122            $   16
=======================================================================================================================

     SUPPLEMENTAL CASH FLOW INFORMATION
     Noncash investing and financing activities:
         Retirement of treasury shares                                                       $     --         $   1,344
         Adoption of SFAS No. 143 - adjustment to other paid in capital and goodwill              210                --


                        See Condensed Combined Notes to Consolidated Financial Statements



                              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)



                                                                                         September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                                           $    122            $   16
         Restricted cash                                                                           82                65
         Accounts receivable, net
              Customer                                                                            818               782
              Other                                                                                60                72
         Inventories, at average cost                                                              50                65
         Deferred income taxes                                                                     19                20
         Receivables from affiliates                                                              151                15
         Other                                                                                     26                14
-----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                              1,328             1,049
-----------------------------------------------------------------------------------------------------------------------

     PROPERTY, PLANT AND EQUIPMENT, NET                                                         8,039             7,756

     DEFERRED DEBITS AND OTHER ASSETS
         Regulatory assets                                                                         --               447
         Investments                                                                               36                42
         Goodwill                                                                               4,711             4,916
         Receivables from affiliates                                                            2,228             1,300
         Prepaid pension asset                                                                     48                --
         Other                                                                                    389               320
-----------------------------------------------------------------------------------------------------------------------
         Total deferred debits and other assets                                                 7,412             7,025
-----------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                            $ 16,779        $   15,830
=======================================================================================================================


                        See Condensed Combined Notes to Consolidated Financial Statements



                              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


                                                                                         September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes payable                                                                       $     --            $   71
         Long-term debt due within one year                                                       519               698
         Accounts payable                                                                         207               201
         Accrued expenses                                                                         465               538
         Payables to affiliates                                                                   186               416
         Customer deposits                                                                         78                81
         Other                                                                                     13                18
-----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                         1,468             2,023
-----------------------------------------------------------------------------------------------------------------------

     LONG-TERM DEBT                                                                             5,755             5,268

     MANDATORILY REDEEMABLE PREFERRED SECURITIES                                                  344                --

     DEFERRED CREDITS AND OTHER LIABILITIES
          Deferred income taxes                                                                 1,776             1,650
          Unamortized investment tax credits                                                       49                51
          Pension obligation                                                                       --                91
          Non-pension postretirement benefits obligation                                          187               138
          Payables to affiliates                                                                   39               224
          Regulatory liabilities                                                                  880                --
          Other                                                                                   332               297
-----------------------------------------------------------------------------------------------------------------------
              Total deferred credits and other liabilities                                      3,263             2,451
-----------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                10,830             9,742
-----------------------------------------------------------------------------------------------------------------------

     COMMITMENTS AND CONTINGENCIES

     MANDATORILY REDEEMABLE PREFERRED SECURITIES                                                   --               330

     SHAREHOLDERS' EQUITY
         Common stock                                                                           1,588             1,588
         Preference stock                                                                           7                 7
         Other paid in capital                                                                  4,029             4,239
         Receivable from parent                                                                  (509)             (615)
         Retained earnings                                                                        836               577
         Accumulated other comprehensive income (loss)                                             (2)              (38)
-----------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                                        5,949             5,758
-----------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 16,779        $   15,830
=======================================================================================================================


                        See Condensed Combined Notes to Consolidated Financial Statements



     PECO ENERGY COMPANY
     -------------------

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended         Nine Months Ended
                                                                           ------------------         -----------------
                                                                                September 30,             September 30,
                                                                                -------------             -------------
     (in millions)                                                          2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
         Operating revenues                                            $   1,146      $ 1,221      $ 3,319      $ 3,230
         Operating revenues from affiliates                                    3            3            9            9
-----------------------------------------------------------------------------------------------------------------------
              Total operating revenues                                     1,149        1,224        3,328        3,239
-----------------------------------------------------------------------------------------------------------------------

     OPERATING EXPENSES
         Purchased power                                                      61           68          189          175
         Purchased power from affiliate                                      421          441        1,101        1,090
         Fuel                                                                 28           40          285          228
         Operating and maintenance                                           178          125          414          350
         Operating and maintenance from affiliates                            14           15           39           57
         Depreciation and amortization                                       134          127          370          348
         Taxes other than income                                              12           85          123          207
-----------------------------------------------------------------------------------------------------------------------
              Total operating expenses                                       848          901        2,521        2,455
-----------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                        301          323          807          784
-----------------------------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                    (73)         (93)        (241)        (280)
         Interest expense to affiliate                                        (2)          --           (2)          --
         Distributions on mandatorily redeemable preferred securities         (1)          (2)          (6)          (7)
         Other, net                                                          (10)           5           --            7
-----------------------------------------------------------------------------------------------------------------------
              Total other income and deductions                              (86)         (90)        (249)        (280)
-----------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                                              215          233          558          504

     INCOME TAXES                                                             74           76          193          166
-----------------------------------------------------------------------------------------------------------------------

     NET INCOME                                                              141          157          365          338
         Preferred stock dividends                                            (1)          (2)          (4)          (6)
-----------------------------------------------------------------------------------------------------------------------
     NET INCOME ON COMMON STOCK                                        $     140      $   155      $   361        $ 332
=======================================================================================================================


     OTHER COMPREHENSIVE INCOME (LOSS)  (net of income taxes)
         Net income                                                    $     141      $   157      $   365        $ 338
         Other comprehensive income (loss) (net of income taxes):
           Cash flow hedge adjustment                                          2           (5)           2          (10)
           Unrealized gain (loss) on marketable securities                     1           (1)           1           --
-----------------------------------------------------------------------------------------------------------------------
              Total other comprehensive income (loss)                          3           (6)           3          (10)
-----------------------------------------------------------------------------------------------------------------------

     TOTAL COMPREHENSIVE INCOME                                        $     144      $   151      $   368        $ 328
=======================================================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements




                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                            --------------------------------
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                          $    365           $   338
         Adjustments to reconcile net income to net cash flows provided by operating activities:
              Depreciation and amortization                                                       370               348
              Provision for uncollectible accounts                                                 38                48
              Deferred income taxes                                                               (76)              (64)
              Employee severance-related costs                                                     25                --
              Pension and non-pension postretirement curtailment costs                             16                --
              Other operating activities                                                           (2)               (2)
              Changes in assets and liabilities:
                Accounts receivable                                                                25               (69)
                Changes in receivables and payables to affiliates                                  68               (27)
                Inventories                                                                       (44)               (8)
                Accounts payable, accrued expenses and other current liabilities                   39              (107)
                Prepaid taxes                                                                     (46)              (49)
                Deferred energy costs                                                             (33)               50
                Other current assets                                                               (4)               (2)
                Pension and non-pension postretirement benefits obligations                        17                 8
                Other noncurrent assets and liabilities                                            (1)                9
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by operating activities                                              757               473
-----------------------------------------------------------------------------------------------------------------------


     CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                    (191)             (180)
         Other investing activities                                                                (2)                3
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in investing activities                                                 (193)             (177)
-----------------------------------------------------------------------------------------------------------------------


     CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of long-term debt                                                               450               225
         Retirement of long-term debt                                                            (709)             (571)
         Issuance of long-term debt to affiliate                                                  103                --
         Retirement of mandatorily redeemable preferred securities                                (50)              (19)
         Retirement of preferred stock                                                            (50)               --
         Change in short-term debt                                                               (188)              274
         Dividends paid on preferred and common stock                                            (248)             (261)
         Contribution from parent                                                                  17                30
         Change in restricted cash                                                                132               113
         Other financing activities                                                                (2)               (5)
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in financing activities                                                 (545)             (214)
-----------------------------------------------------------------------------------------------------------------------


     INCREASE IN CASH AND CASH EQUIVALENTS                                                         19                82


     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              63                32
-----------------------------------------------------------------------------------------------------------------------


     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    82           $   114
=======================================================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements




                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                        September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                                           $     82            $   63
         Restricted cash                                                                          199               331
         Accounts receivable, net
              Customer                                                                            326               379
              Other                                                                                32                39
         Inventories, at average cost
              Fossil fuel                                                                         111                67
              Materials and supplies                                                                8                 8
         Deferred energy costs                                                                     64                31
         Prepaid taxes                                                                             47                 1
         Other                                                                                     11                 8
-----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                                880               927
-----------------------------------------------------------------------------------------------------------------------

     PROPERTY, PLANT AND EQUIPMENT, NET                                                         4,239             4,159

     DEFERRED DEBITS AND OTHER ASSETS
         Regulatory assets                                                                      5,304             5,546
         Investments                                                                               23                19
         Prepaid pension asset                                                                     62                41
         Other                                                                                     22                28
-----------------------------------------------------------------------------------------------------------------------
              Total deferred debits and other assets                                            5,411             5,634
-----------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                            $ 10,530        $   10,720
=======================================================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements





                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                            September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes payable                                                                       $     12           $   200
         Payables to affiliates                                                                   142               170
         Long-term debt due within one year                                                       292               689
         Accounts payable                                                                          66                87
         Accrued expenses                                                                         402               332
         Deferred income taxes                                                                     27                27
         Other                                                                                     36                33
-----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                           977             1,538
-----------------------------------------------------------------------------------------------------------------------

     LONG-TERM DEBT                                                                             5,087             4,951
     LONG-TERM DEBT TO AFFILIATE                                                                  103                --
     MANDATORILY REDEEMABLE PREFERRED SECURITIES                                                   78                --

     DEFERRED CREDITS AND OTHER LIABILITIES
         Deferred income taxes                                                                  2,855             2,903
         Unamortized investment tax credits                                                        22                24
         Non-pension postretirement benefits obligation                                           317               251
         Payable to affiliate                                                                       7                --
         Other                                                                                    140               164
-----------------------------------------------------------------------------------------------------------------------
              Total deferred credits and other liabilities                                      3,341             3,342
-----------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                 9,586             9,831
-----------------------------------------------------------------------------------------------------------------------

     COMMITMENTS AND CONTINGENCIES

     MANDATORILY REDEEMABLE PREFERRED SECURITIES                                                   --               128

     SHAREHOLDERS' EQUITY
         Common stock                                                                           1,993             1,976
         Receivable from parent                                                                (1,661)           (1,758)
         Preferred stock                                                                           87               137
         Retained earnings                                                                        517               401
         Accumulated other comprehensive income                                                     8                 5
-----------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                                          944               761
-----------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 10,530        $   10,720
=======================================================================================================================


                            See Condensed Combined Notes to Consolidated Financial Statements



     EXELON GENERATION COMPANY, LLC
     ------------------------------

             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                          Three Months Ended,        Nine Months Ended,
                                                                          ------------------         -----------------
                                                                              September 30,             September 30,
                                                                          ------------------         -----------------
     (in millions)                                                          2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
         Operating revenues                                            $   1,180      $   750      $ 3,055      $ 1,924
         Operating revenues from affiliates                                1,357        1,463        3,246        3,309
-----------------------------------------------------------------------------------------------------------------------
              Total operating revenues                                     2,537        2,213        6,301        5,233
-----------------------------------------------------------------------------------------------------------------------

     OPERATING EXPENSES
         Purchased power                                                   1,096        1,147        2,531        2,334
         Purchased power from affiliates                                     144          110          350          247
         Fuel                                                                449          273        1,156          706
         Impairment of Exelon Boston Generating, LLC long-lived assets       945           --          945           --
         Operating and maintenance                                           476          351        1,337        1,098
         Operating and maintenance from affiliates                            54           40          136          136
         Depreciation and amortization                                        51           68          142          197
         Taxes other than income                                              28           37          115          126
-----------------------------------------------------------------------------------------------------------------------
              Total operating expenses                                     3,243        2,026        6,712        4,844
-----------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME (LOSS)                                                (706)         187         (411)         389
-----------------------------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                    (22)         (22)         (52)         (48)
         Interest expense - affiliates                                        (3)          (1)         (11)          (3)
         Equity in earnings of unconsolidated affiliates                      53           87           90          119
         Other, net                                                          (30)          14         (164)          54
-----------------------------------------------------------------------------------------------------------------------
              Total other income and deductions                               (2)          78         (137)         122
-----------------------------------------------------------------------------------------------------------------------

     INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
       EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                           (708)         265         (548)         511
     INCOME TAXES                                                           (280)         102         (209)         198
-----------------------------------------------------------------------------------------------------------------------

     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
       ACCOUNTING PRINCIPLES                                                (428)         163         (339)         313

     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
       PRINCIPLES (net of income taxes of $70 and $9 for the nine
        months ended September 30, 2003 and 2002, respectively)               --           --          108           13
-----------------------------------------------------------------------------------------------------------------------

     NET INCOME (LOSS)                                                      (428)         163         (231)         326
-----------------------------------------------------------------------------------------------------------------------

       OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
           Cash flow hedge adjustment                                        147          (11)          30          (79)
           Unrealized gain (loss) on marketable securities                     1          (69)          (1)        (151)
           SFAS No. 143 transition adjustment                                 --           --          168           --
           Interest in other comprehensive income (loss)
               of unconsolidated affiliates                                    1          (20)           9          (21)
-----------------------------------------------------------------------------------------------------------------------
              Total other comprehensive income (loss)                        149         (100)         206         (251)
-----------------------------------------------------------------------------------------------------------------------

     TOTAL COMPREHENSIVE INCOME (LOSS)                                 $    (279)     $    63      $   (25)        $ 75
=======================================================================================================================


        See Condensed Combined Notes to Consolidated Financial Statements



             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                   $   (231)          $   326
         Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
              Depreciation, amortization and accretion, including nuclear fuel                    594               475
              Cumulative effect of changes in accounting principles (net of income taxes)        (108)              (13)
              Provision for uncollectible accounts                                                  1                20
              Deferred income taxes                                                              (393)              246
              Equity in earnings of unconsolidated affiliates                                     (90)             (119)
              Impairment of investment                                                            255                --
              Impairment of long-lived assets                                                     950                --
              Employee severance-related costs                                                     45                --
              Pension and non-pension postretirement curtailment costs                              6                --
              Net realized (gains) losses on nuclear decommissioning trust funds                   (9)               32
              Other operating activities                                                            6                33
              Changes in assets and liabilities:
                Accounts receivable                                                              (124)              (90)
                Changes in receivables and payables to affiliates, net                            254              (278)
                Inventories                                                                       (10)              (16)
                Accounts payable, accrued expenses and other current liabilities                  100               153
                Other current assets                                                              (16)              (95)
                Pension and non-pension postretirement benefits obligations                       (91)               (3)
                Other noncurrent assets and liabilities                                             2               100
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by operating activities                                            1,141               771
-----------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                    (733)             (715)
         Proceeds from liquidated damages                                                          92                --
         Proceeds from nuclear decommissioning trust funds                                      1,880             1,184
         Investment in nuclear decommissioning trust funds                                     (2,043)           (1,330)
         Notes receivable from affiliates                                                          20               (42)
         Acquisition of generating plants                                                          --              (443)
         Other investing activities                                                                12                 3
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows used in investing activities                                                 (772)           (1,343)
-----------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of long-term debt                                                               211                30
         Retirement of long-term debt                                                              (4)               (4)
         Payment on acquisition note payable to Sithe Energies, Inc.                             (210)               --
         Proceeds (repayment) of affiliate money pool funds                                      (178)              348
         Distribution to member                                                                  (116)              (30)
         Contribution from minority interest of consolidated subsidiary                            --                43
         Change in restricted cash                                                                (25)               --
         Other financing activities                                                                (2)               --
-----------------------------------------------------------------------------------------------------------------------
     Net cash flows (used in) provided by financing activities                                   (324)              387
-----------------------------------------------------------------------------------------------------------------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              45              (185)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              58               224
-----------------------------------------------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   103            $   39
=======================================================================================================================

     SUPPLEMENTAL CASH FLOW INFORMATION
     Noncash financing activities:
         Distribution to member                                                               $    17            $   --

                            See Condensed Combined Notes to Consolidated Financial Statements




             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                            September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                                           $    103            $   58
         Restricted cash                                                                           37                --
         Accounts receivable, net
              Customer                                                                            644               587
              Other                                                                                92                57
         Receivables from affiliates                                                              313               594
         Inventories, at average cost
              Fossil fuel                                                                          72                97
              Materials and supplies                                                              229               217
         Deferred income taxes                                                                      2                 7
         Other                                                                                    192               188
-----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                              1,684             1,805
-----------------------------------------------------------------------------------------------------------------------

     PROPERTY, PLANT AND EQUIPMENT, NET                                                         7,010             4,800

     DEFERRED DEBITS AND OTHER ASSETS
         Nuclear decommissioning trust funds                                                    3,404             3,053
         Investments                                                                              487               657
         Receivable from affiliate                                                                 41               220
         Deferred income taxes                                                                    292               271
         Prepaid pension asset                                                                     98                --
         Other                                                                                    224               201
-----------------------------------------------------------------------------------------------------------------------
              Total deferred debits and other assets                                            4,546             4,402
-----------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                            $ 13,240        $   11,007
=======================================================================================================================

                            See Condensed Combined Notes to Consolidated Financial Statements




             EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                        September 30,      December 31,
     (in millions)                                                                               2003              2002
-----------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND MEMBER'S EQUITY

     CURRENT LIABILITIES
         Long-term debt due within one year                                                  $  1,251             $   5
         Accounts payable                                                                       1,287             1,126
         Payables to affiliates                                                                    67                10
         Notes payable to affiliates                                                              477               863
         Accrued expenses                                                                         397               482
         Other                                                                                     90               108
-----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                         3,569             2,594
-----------------------------------------------------------------------------------------------------------------------

     LONG-TERM DEBT                                                                             1,110             2,132

     DEFERRED CREDITS AND OTHER LIABILITIES
         Unamortized investment tax credits                                                       220               226
         Nuclear decommissioning liability for retired plants                                      --             1,395
         Asset retirement obligation                                                            2,479                --
         Pension obligation                                                                        --                37
         Non-pension postretirement benefits obligation                                           480               410
         Spent nuclear fuel obligation                                                            865               858
         Payable to affiliate                                                                   1,144                --
         Other                                                                                    421               402
-----------------------------------------------------------------------------------------------------------------------
              Total deferred credits and other liabilities                                      5,609             3,328
-----------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                10,288             8,054
-----------------------------------------------------------------------------------------------------------------------

     COMMITMENTS AND CONTINGENCIES

     MINORITY INTEREST OF CONSOLIDATED SUBSIDIARY                                                  --                54

     MEMBER'S EQUITY
         Membership interest                                                                    2,490             2,296
         Undistributed earnings                                                                   577               924
         Accumulated other comprehensive income (loss)                                           (115)             (321)
-----------------------------------------------------------------------------------------------------------------------
              Total member's equity                                                             2,952             2,899
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND MEMBER'S EQUITY                                                    $13,240        $   11,007
=======================================================================================================================

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

     1. BASIS OF PRESENTATION (Exelon, ComEd, PECO and Generation)

              The consolidated financial statements of Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) include the accounts of their majority-owned subsidiaries after the elimination of intercompany transactions. Investments and joint ventures in which a 20% to 50% interest is owned and a significant influence is exerted are accounted for under the equity method of accounting. PECO Energy Capital Trust IV (PECO Trust IV), which was created in May 2003, is a wholly owned financing subsidiary of PECO. As of July 1, 2003, PECO Trust IV is no longer consolidated within the financial statements of Exelon or PECO. See Note 2 - New Accounting Principles and Accounting Changes for further discussion of the deconsolidation of this entity.

              The accompanying consolidated financial statements as of September
     30, 2003 and for the three and nine months then ended are unaudited, but, in the opinions of the managements of Exelon, ComEd, PECO and Generation, include all adjustments that are considered necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2002 Consolidated Balance Sheets were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' or member's equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in or incorporated by reference in ITEM 8 of their Annual Reports on Form 10-K for the year ended December 31, 2002.


     2. NEW ACCOUNTING PRINCIPLES AND ACCOUNTING CHANGES (Exelon, ComEd, PECO and Generation)

     Accounting Principles with a Cumulative Effect upon Adoption
     SFAS No. 143

              Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. Exelon, ComEd, PECO and Generation were required to adopt SFAS No. 143 as of January 1, 2003. A significant retirement obligation is Generation's obligation to decommission its nuclear plants at the end of their license lives projected to be from 2029 through 2056. These nuclear plants, the decommissioning obligation and the related nuclear decommissioning trust fund investments were transferred to Generation by ComEd and PECO in connection with the Exelon corporate restructuring on January 1, 2001.

              Generation had decommissioning assets in trust accounts of $3,404 million and $3,053 million as of September 30, 2003 and December 31, 2002, respectively. Generation anticipates that all trust fund assets will ultimately be used to decommission Generation's nuclear plants.

              After considering interpretations of the transitional guidance included in SFAS No. 143, Exelon recorded income of $112 million (net of income taxes) as a cumulative effect of a change in accounting principle in connection with its adoption of this standard in the first quarter of 2003. The components of the cumulative effect of a change in accounting principle, net of income taxes, were as follows:

     ---------------------------------------------------------------------------
     Generation (net of income taxes of $52)                          $      80
     Generation's investments in AmerGen Energy Company, LLC and
       Sithe Energies, Inc. (net of income taxes of $18)                     28
     ComEd (net of income taxes of $0)                                        5
     Exelon Enterprises Company, LLC (net of income taxes of $(1))           (1)
     ---------------------------------------------------------------------------
     Total                                                            $     112
     ===========================================================================

              The cumulative effect of the change in accounting principle in adopting SFAS No. 143 had no impact on PECO's income statement.

              The asset retirement obligation (ARO) as of January 1, 2003 was determined under SFAS No. 143 to be $2,366 million and $2,363 million for Exelon and Generation, respectively. As further explained below, the adoption also resulted in recording regulatory assets and liabilities. Exelon's accretion expense of the ARO for the three and nine months ended September 30, 2003 was $39 million and $117 million, respectively. Generation's accretion expense for the three and nine months ended September 30, 2003 was $39 million and $116 million, respectively. The following table provides a reconciliation of the AROs reflected on the balance sheet at December 31, 2002 and September 30, 2003:

                                                                          Generation            Exelon
     ----------------------------------------------------------------------------------------------------
     Accumulated depreciation                                               $  2,845         $   2,845
     Nuclear decommissioning liability for retired units                       1,395             1,395
     ----------------------------------------------------------------------------------------------------
       Decommissioning obligation at December 31, 2002                         4,240             4,240
     Net reduction due to adoption of SFAS No. 143                             1,877             1,874
     ----------------------------------------------------------------------------------------------------
       Asset retirement obligation at January 1, 2003                          2,363             2,366
       Reclassification of Enterprises ARO to liabilities held for sale
            during the third quarter of 2003                                      --                (2)
       Accretion expense for nine months ended September 30, 2003                116               117
     ----------------------------------------------------------------------------------------------------
     Asset retirement obligation at September 30, 2003                       $ 2,479           $ 2,481
     ====================================================================================================

              Determination of Asset Retirement Obligation

              In accordance with SFAS No. 143, a probability-weighted, discounted cash flow model with multiple scenarios was used to determine the "fair value" of the decommissioning obligation. SFAS No. 143 also stipulates that fair value represents the amount a third party would receive for assuming an entity's entire obligation.

              The present value of future estimated cash flows was calculated using credit-adjusted, risk-free rates applicable to the various businesses in order to determine the fair value of the decommissioning obligation at the time of adoption of SFAS No. 143.

              Significant changes in the assumptions underlying the items discussed above could materially affect the balance sheet amounts and future costs related to decommissioning recorded in the consolidated financial statements.

              The following tables set forth Exelon's net income and earnings per common share for the three and nine months ended September 30, 2002 adjusted as if SFAS No. 143 had been applied effective January 1, 2002.

                                                                  Three Months Ended                  Nine Months Ended
                                                                  September 30, 2002                 September 30, 2002
     -----------------------------------------------------------------------------------------------------------------------
     Reported income before cumulative effect
         of changes in accounting principles                               $     551                          $   1,273
     Adjustment as if SFAS No. 143 had been applied
          effective January 1, 2002                                                8                                 28
     -----------------------------------------------------------------------------------------------------------------------
     Adjusted income before cumulative effect
         of changes in accounting principles                               $     559                          $   1,301
     =======================================================================================================================

                                                                  Three Months Ended                  Nine Months Ended
                                                                  September 30, 2002                 September 30, 2002
     -----------------------------------------------------------------------------------------------------------------------
     Reported net income                                                   $     551                          $   1,043
     Adjustment as if SFAS No. 143 had been applied
          effective January 1, 2002:
              Adjustment to income before cumulative effect
               of changes in accounting principles                                 8                                 28
              Cumulative effect of changes in accounting principles               --                                132
     -----------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                   $     559                          $   1,203
     =======================================================================================================================


                                                                                  Three Months Ended September 30, 2002
                                                                                  -------------------------------------
     Basic earnings per common share:                                        Reported        Adjustment (1)    Adjusted
     ------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect
         of changes in accounting principles                               $     1.71        $    0.02        $    1.73
     Net income                                                            $     1.71        $    0.02        $    1.73
     ------------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended September 30, 2002
                                                                                  -------------------------------------
     Diluted earnings per common share:                                      Reported       Adjustment  (1)    Adjusted
     ------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect
         of changes in accounting principles                               $     1.70        $    0.02        $    1.72
     Net income                                                            $     1.70        $    0.02        $    1.72
     ------------------------------------------------------------------------------------------------------------------
     (1)   The adjustment represents the earnings impact as if SFAS No. 143 had been applied effective January 1, 2002.


                                                                                   Nine Months Ended September 30, 2002
                                                                                  -------------------------------------
     Basic earnings per common share:                                        Reported        Adjustment (1)    Adjusted
     ------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect
         of changes in accounting principles                               $     3.95        $    0.09        $    4.04
     Net income                                                            $     3.24        $    0.50        $    3.74
     ------------------------------------------------------------------------------------------------------------------

                                                                                   Nine Months Ended September 30, 2002
                                                                                  -------------------------------------
     Diluted earnings per common share:                                      Reported       Adjustment  (1)    Adjusted
     ------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect
         of changes in accounting principles                               $     3.93        $    0.09        $    4.02
     Net income                                                            $     3.22        $    0.49        $    3.71
     ------------------------------------------------------------------------------------------------------------------
     (1)   The adjustment represents the earnings impact as if SFAS No. 143 had been applied effective January 1, 2002.


              Effect of adopting SFAS No. 143

               Exelon was required to re-measure the decommissioning liabilities at fair value using the methodology prescribed by SFAS No. 143. The transition provisions of SFAS No. 143 required Exelon to apply this re-measurement back to the historical periods in which asset retirement obligations were incurred, resulting in a re-measurement of these obligations at the date the related assets were acquired. Since the nuclear plants previously owned by ComEd were acquired by Exelon on October 20, 2000 (Merger Date) as a result of the merger of Exelon, Unicom Corporation and PECO (Merger), Exelon's historical accounting for its ARO has been revised as if SFAS No. 143 had been in effect at the Merger Date.

              In the case of the former ComEd plants, the calculation of the SFAS No. 143 ARO yielded decommissioning obligations lower than the value of the corresponding trust assets. ComEd has previously collected amounts from customers (which were subsequently transferred to Generation) in advance of Generation's recognition of decommissioning expense under SFAS No. 143. While it is expected that the trust assets will ultimately be used entirely for the decommissioning of the plants, the current measurement required by SFAS No. 143 shows an excess of assets over related ARO liabilities. As such, in accordance with regulatory accounting practices and a December 2000 Illinois Commerce Commission (ICC) Order, a regulatory liability of $948 million and a corresponding receivable from Generation were recorded at ComEd upon the adoption of SFAS No. 143. At September 30, 2003, the regulatory liability and corresponding receivable from Generation totaled $1,144 million. Exelon believes that all of the decommissioning assets, including up to $73 million of annual collections from ComEd ratepayers through 2006, will be used to decommission the former ComEd plants. Accordingly, Exelon expects the regulatory liability and corresponding receivable from Generation will be reduced to zero at or before the conclusion of the decommissioning of the former ComEd plants.

              In the case of the former PECO plants, the SFAS No. 143 ARO calculation yielded decommissioning obligations greater than the corresponding trust assets. As such, a regulatory asset of $20 million and a corresponding payable to Generation were recorded upon adoption at PECO. At September 30, 2003, the regulatory asset and corresponding payable to Generation totaled $7 million. Exelon believes that all of the decommissioning assets, including $29 million of annual collections from PECO ratepayers which will increase to approximately $33 million beginning in 2004, will be used to decommission the former PECO plants. Exelon also expects the regulatory asset and corresponding payable to Generation will be reduced to zero at the conclusion of the decommissioning of the former PECO plants. See Note 5 - Regulatory Issues for more information regarding the annual collections from PECO.

              Prior to the adoption of SFAS No. 143, Generation's accumulated depreciation included $2,845 million for decommissioning liabilities related to active nuclear plants. This amount was reclassified to an ARO upon the adoption of SFAS No. 143. Additionally, Generation adjusted the total decommissioning liability for the ComEd plants to $1,575 million and for the PECO plants to $787 million. As described above, Generation recorded a payable to ComEd of $948 million and a receivable from PECO of $20 million. Generation also recorded an asset retirement cost asset (ARC) of $172 million related to the establishment of the ARO related to former PECO plants in accordance with SFAS No. 143. The ARC is being amortized over the remaining lives of the plants.

              As discussed above, Exelon re-measured its 2001 decommissioning-related balances associated with the Merger purchase price allocation at ComEd and the January 2001 corporate restructuring as if SFAS No. 143 had been in effect at the Merger Date. Exelon concluded that had SFAS No. 143 been in effect, ComEd would not have recorded an impairment of its regulatory asset for decommissioning of its retired nuclear plants as a purchase price allocation adjustment in 2001 as a result of the December
     2000 ICC order. Increased net assets would have been transferred to Generation by ComEd in the corporate restructuring. Accordingly, Exelon recorded a reduction of goodwill of approximately $210 million, with a corresponding reduction in its overall decommissioning obligation in connection with the implementation of SFAS No. 143 on January 1, 2003. Similarly, ComEd recorded a reduction of $210 million of goodwill and of shareholders' equity, and Generation recorded a $210 million increase in member's equity and a corresponding reduction of its decommissioning obligation. In addition, ComEd recorded a cumulative effect of a change in accounting principle of $5 million to reverse goodwill amortization that had been recorded in 2001. Exelon and ComEd also reclassified a regulatory asset related to nuclear decommissioning costs for retired units of $248 million to regulatory liabilities.

              In accordance with the provisions of SFAS No. 143 and regulatory accounting guidance, Exelon recorded a SFAS No. 143 transition adjustment to accumulated other comprehensive income to reclassify $168 million of accumulated net unrealized losses on the nuclear decommissioning trust funds to regulatory assets and liabilities.

              The following tables set forth ComEd and Generation's net income and Generation's income before cumulative effect of changes in accounting principles for the three and nine months ended September 30, 2002 adjusted as if SFAS No. 143 had been applied effective January 1, 2002. ComEd's income before cumulative effect of a change in accounting principle was not affected by the adoption of SFAS No. 143.

                                                                  Three Months Ended                  Nine Months Ended
     ComEd                                                        September 30, 2002                 September 30, 2002
     ------------------------------------------------------------------------------------------------------------------
     Reported net income                                                   $     215                          $     576
     Adjustment as if SFAS No. 143 had been applied
          effective January 1, 2002:
              Cumulative effect of changes in accounting principles               --                                  5
     ------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                   $     215                          $     581
     ==================================================================================================================

                                                                  Three Months Ended                  Nine Months Ended
     Generation                                                   September 30, 2002                 September 30, 2002
     ------------------------------------------------------------------------------------------------------------------
     Reported income before cumulative effect
         of changes in accounting principles                               $     163                          $     313
     Adjustment as if SFAS No. 143 had been applied
          effective January 1, 2002                                                8                                 28
     ------------------------------------------------------------------------------------------------------------------
     Adjusted income before cumulative effect
         of changes in accounting principles                               $     171                          $     341
     ==================================================================================================================

                                                                  Three Months Ended                  Nine Months Ended
     Generation                                                   September 30, 2002                 September 30, 2002
     ------------------------------------------------------------------------------------------------------------------
     Reported net income                                                   $     163                          $     326
     Adjustment as if SFAS No. 143 had been applied
          effective January 1, 2002:
              Adjustment to income before cumulative effect
               of changes in accounting principles                                 8                                 28
              Cumulative effect of changes in accounting principles               --                                128
     ------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                   $     171                          $     482
     ==================================================================================================================

              Accounting methodology under SFAS No. 143

              For the former ComEd plants, realized gains and losses on decommissioning trust funds are reflected in other income and deductions in Generation's Consolidated Statements of Income and Comprehensive Income, while the unrealized gains and losses on marketable securities held in the trust funds adjust the payable Generation currently has to ComEd. The increases in the ARO are recorded in operating and maintenance expense as accretion expense, while the funds received from ComEd for decommissioning are recorded in revenue. Generation's payable to ComEd is adjusted each reporting period to reflect the difference between the decommissioning assets and the ARO levels. As such, if the ARO increases at a rate faster than the increase in the trust fund assets, ComEd's regulatory liability and receivable from Generation will decrease. If and when the trust assets are exceeded by the decommissioning liability, Generation is responsible for any shortfall in funding. The result of the above accounting will have no earnings impact to Generation for as long as the trust assets exceed the decommissioning liabilities for the former ComEd plants.

              The above accounting practices are also applicable for the former PECO plants owned by Generation. Additionally, depreciation expense will be recognized on the ARC established upon adoption of SFAS No. 143. However, as PECO has the expectation of full recovery from ratepayers of decommissioning costs of its former plants, the result of the above accounting will ultimately reflect no earnings impact to Generation. Therefore, to the extent that the net of decommissioning revenues collected and realized investment income differ from the accretion expense to the decommissioning liability and the related depreciation of the ARC, an adjustment to net the amounts to zero would be recorded by Generation for that period with the offset to PECO's regulatory asset balance.

             The ongoing effects to Generation for the accounting for the decommissioning of the AmerGen Energy Company, LLC (AmerGen) plants are recorded within Generation's equity in earnings of AmerGen. AmerGen is a 50% owned subsidiary of Generation.

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

              Exelon, ComEd, PECO and Generation adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 established new accounting and reporting standards for goodwill and intangible assets. Exelon recorded a charge of $357 million ($243 million, net of income taxes and minority interest) upon the adoption of SFAS No. 142 with respect to goodwill recorded in certain Reporting Units of Exelon Enterprises Company, LLC (Enterprises). This charge was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

              The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle were as follows:

     ---------------------------------------------------------------------------
     Enterprises goodwill impairment (net of income taxes of $(103))      $(254)
     Minority interest (net of income taxes of $4)                           11
     Elimination of AmerGen negative goodwill (net of income taxes of $9)    13
     ---------------------------------------------------------------------------
     Total cumulative effect of a change in accounting principle          $(230)
     ===========================================================================

              At September 30, 2003, Exelon had goodwill of $4,734 million of which $4,711 million relates to ComEd and the remaining goodwill relates to Enterprises' Reporting Units. Consistent with SFAS No. 142, the remaining goodwill is reviewed for impairment on an annual basis, or more frequently if significant events occur that could indicate an impairment exists. ComEd and Enterprises perform their annual reviews in the fourth quarter of their fiscal years. See Note 3 - Acquisitions, Dispositions and Retirements for a discussion of an impairment of Enterprises' goodwill related to the InfraSource Reporting Unit recorded in the second quarter of 2003.

     Other Accounting Principles and Accounting Changes
     SFAS No. 146

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Exelon, ComEd, PECO and Generation's results of operations were not affected by the adoption SFAS No. 146.

     FIN No. 45

              In November 2002, the FASB released FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), providing for expanded disclosures and recognition of a liability for the fair value of the obligation undertaken by the guarantor. Under FIN No. 45, guarantors are required to disclose the nature of the guarantee, the maximum amount of potential future payments, the carrying amount of the liability and the nature and amount of recourse provisions or available collateral that would be recoverable by the guarantor. Exelon, ComEd, PECO and Generation adopted the disclosure requirements under FIN No. 45, which were effective for financial statements for periods ended after December 15, 2002. The recognition and measurement provisions of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no material effect on Exelon, ComEd, PECO or Generation's results of operations. Liabilities associated with guarantees entered into during the nine months ended September 30, 2003 are reflected in Note 9 - Commitments and Contingencies.

     SFAS No. 148

              In December  2002, the FASB issued SFAS No. 148,  "Accounting  for
     Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method on financial results. SFAS No. 148 was effective for financial statements for fiscal years ended after December 15, 2002. Exelon adopted the additional disclosure requirements of SFAS No. 148 and continues to account for its stock-compensation plans under the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The tables below show the effect on net income and earnings per share for Exelon and the effect on net income for ComEd, PECO and Generation had Exelon elected to account for stock-based compensation plans using the fair value method under SFAS No. 123 for the three and nine months ended September 30, 2003 and 2002:

     Exelon
                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                             2003                  2002
     ------------------------------------------------------------------------------------------------------------------
     Net income (loss) - as reported                                                    $    (102)            $     551
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (5)                   (8)
     ------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss)                                                        $    (107)            $     543
     ==================================================================================================================
     Earnings (loss) per share:
        Basic - as reported                                                             $   (0.31)            $    1.71
        Basic - pro forma                                                               $   (0.33)            $    1.68

        Diluted - as reported                                                           $   (0.31)            $    1.70
        Diluted - pro forma                                                             $   (0.33)            $    1.67
     ------------------------------------------------------------------------------------------------------------------

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             2003                  2002
     ------------------------------------------------------------------------------------------------------------------
     Net income - as reported                                                           $     631             $   1,043
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                           (16)                  (25)
     ------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                               $     615             $   1,018
     ==================================================================================================================
     Earnings per share:
        Basic - as reported                                                             $    1.94             $    3.24
        Basic - pro forma                                                               $    1.89             $    3.16

        Diluted - as reported                                                           $    1.93             $    3.22
        Diluted - pro forma                                                             $    1.88             $    3.14
     ------------------------------------------------------------------------------------------------------------------





     ComEd
                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                             2003                  2002
     -------------------------------------------------------------------------------------------------------------------
     Net income - as reported                                                           $     163             $     215
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (1)                   (3)
     -------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                               $     162             $     212
     ===================================================================================================================

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             2003                  2002
     -------------------------------------------------------------------------------------------------------------------
     Net income - as reported                                                           $     564             $     576
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (4)                  (10)
     -------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                               $     560             $     566
     ===================================================================================================================

     PECO
                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                             2003                  2002
     -------------------------------------------------------------------------------------------------------------------
     Net income on common stock- as reported                                            $     140             $     155
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (1)                   (3)
     -------------------------------------------------------------------------------------------------------------------
     Pro forma net income on common stock                                               $     139             $     152
     ===================================================================================================================

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             2003                  2002
     -------------------------------------------------------------------------------------------------------------------
     Net income on common stock- as reported                                            $     361             $     332
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (2)                  (10)
     -------------------------------------------------------------------------------------------------------------------
     Pro forma net income on common stock                                               $     359             $     322
     ===================================================================================================================

     Generation
                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                             2003                  2002
     -------------------------------------------------------------------------------------------------------------------
     Net income (loss) - as reported                                                    $    (428)            $     163
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (3)                   (4)
     -------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss)                                                        $    (431)            $     159
     ===================================================================================================================

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             2003                  2002
     -------------------------------------------------------------------------------------------------------------------
     Net income (loss) - as reported                                                    $    (231)            $     326
     Deduct: Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of income taxes                                                            (8)                  (11)
     -------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss)                                                        $    (239)            $     315
     ===================================================================================================================

     FIN No. 46

              In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses the requirements for consolidating certain variable interest entities and applies immediately to variable interest entities created after January 31, 2003. FIN No. 46, as amended by FASB Staff Position (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," requires Exelon to consolidate variable interest entities, created prior to February 1, 2003, as of December 31, 2003.

              As of July 1, 2003, PECO Trust IV, a wholly owned financing subsidiary of PECO created in May 2003, was no longer consolidated within the financial statements of Exelon or PECO pursuant to the provisions of FIN No. 46. PECO recognized equity in earnings of less than $1 million for the three and nine months ended September 30, 2003 related to this unconsolidated subsidiary. Amounts of $103 million owed to PECO Trust IV by PECO are recorded as long-term debt to affiliate within the Consolidated Balance Sheets, and interest owed to this entity is recorded as interest expense to affiliate within the Consolidated Statements of Income and Comprehensive Income. This change in presentation had no significant impact on net income or the balance sheet of Exelon or PECO. Prior periods have not been restated.

              Based on management's interpretation of the current provisions of FIN No. 46, it is reasonably possible that the remaining wholly owned financing trusts and limited partnerships of ComEd and PECO will be required to be deconsolidated as of December 31, 2003. This change in presentation is anticipated to have no significant impact on net income or the balance sheet of Exelon, ComEd or PECO.

              Based on management's interpretation of the current provisions of FIN No. 46, it is reasonably possible that Generation will consolidate Sithe Energies, Inc. (Sithe) and AmerGen as of December 31, 2003. Generation is a 49.9% owner of Sithe and has accounted for this entity as an unconsolidated equity investment. Sithe owns and operates power generating facilities. AmerGen is a joint venture between Generation and British Energy, Inc. (British Energy) and owns and operates three nuclear units, the Clinton Power Station (Clinton), Three Mile Island Unit 1 (TMI) and Oyster Creek Generating Station (Oyster Creek). Refer to Note 17 - Unconsolidated Equity Investments in Generation's Form 10-K for the year ended December 31, 2002 and Note 4 - Unconsolidated Investments and Note 15
     - Subsequent Events in this Form 10-Q for further information related to Generation's investments in Sithe and AmerGen and Exelon's agreement to purchase British Energy's interest in AmerGen. Also, see Note 13 - Related Party Transactions for a description of the activity between Exelon and Sithe and Exelon and AmerGen.

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

              SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 were to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.

              The adoption of SFAS No. 149 had no impact on the Consolidated Balance Sheets or Statements of Income and Comprehensive Income of Exelon, ComEd, PECO and Generation.

     SFAS No. 150

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 requires that certain instruments that have characteristics of both liabilities and equity be classified as liabilities in the statement of financial position. SFAS No. 150 affects the accounting for three types of freestanding financial instruments: mandatorily redeemable shares, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

              Substantially all the guidance in SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for Exelon as of July 1, 2003.

              As of July 1, 2003, ComEd and PECO reclassified mandatorily redeemable preferred securities of subsidiaries from equity to liabilities of $344 million and $78 million, respectively. There was no impact from the adoption of this standard on the Consolidated Statements of Income and Comprehensive Income of ComEd and PECO.

              During June 2003, PECO issued $103 million of subordinated debentures to PECO Trust IV in connection with the issuance by PECO Trust IV of $100 million of preferred securities (see Note 12 - Long-Term Debt and Preferred Securities). These preferred securities were recorded as liabilities of PECO as of June 30, 2003 in accordance with SFAS No. 150. Effective July 1, 2003, PECO Trust IV was deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN No. 46. The $103 million of subordinated debentures issued by PECO to PECO Trust IV was recorded as long-term debt to affiliate within the Consolidated Balance Sheets.

              As previously reported in Generation's Capital Commitments footnotes to the financial statements in the 2002 Form 10-K, Generation has a 73% interest in the Southeast Chicago Project, LLC (Southeast Chicago), which owns a peaking facility in Chicago. Southeast Chicago is obligated to redeem approximately $52 million over the next 19 years to a party, not affiliated with Generation, that owns the remaining 27% interest. Under SFAS No. 150, this mandatory redemption requires Generation to classify its minority interest in Southeast Chicago as a liability at fair value. As such, at July 1, 2003, Generation reclassified $52 million of minority interest to other noncurrent liabilities on the Consolidated Balance Sheet.

     Change in Depreciation Estimate
     ComEd

              Effective July 1, 2002, ComEd lowered its depreciation rates based on a depreciation study reflecting its significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annualized reduction in depreciation expense, based on December 31, 2001 plant balances, was estimated to be approximately $100 million ($60 million, net of income taxes). As a result of the change, operating income for the nine months ended September 30, 2003 increased approximately $48 million ($29 million after income taxes) compared to the same period in 2002.


     3. ACQUISITIONS, DISPOSITIONS AND RETIREMENTS (Exelon and Generation)

     InfraSource Sale

                On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource, Inc. (InfraSource). Cash proceeds to Enterprises from the sale were approximately $175 million, net of transaction costs and cash transferred to the buyer upon sale, plus a $30 million subordinated note receivable maturing in 2011. At September 30, 2003, the present value of the note receivable was approximately $12 million. In connection with this transaction, Enterprises entered into an agreement that may result in certain payments to InfraSource if the amount of services Exelon purchases from InfraSource during the period from closing through 2006 is below specified thresholds. Pursuant to the sales agreement, certain working capital adjustments to the purchase price may be made in 2004.

              In connection with the agreement to sell certain businesses of InfraSource, Enterprises recorded an impairment charge during the second quarter of 2003 of approximately $48 million (before income taxes and minority interest) pursuant to SFAS No. 142 related to the goodwill recorded within the InfraSource Reporting Unit. Management of Enterprises primarily considered the negotiated sales price and the estimated book value of InfraSource at the time of the closing of the sale in determining the amount of the goodwill impairment charge. In connection with the closing of the sale in the third quarter of 2003, Enterprises recorded a gain of $44 million (before income taxes), primarily due to the book value of InfraSource at the date of closing being lower than estimated in the second quarter of 2003. The net impact of the goodwill impairment in the second quarter and the gain recorded in the third quarter was a loss before income taxes and minority interest of $4 million for the nine months ended September 30, 2003. The net impact was recorded as an operating and maintenance expense within the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2003.

     Exelon Thermal Holdings, Inc.

              Enterprises  classified  the  assets  and  liabilities  of certain entities of Exelon Thermal Holdings, Inc. as held for sale within the Consolidated Balance Sheet pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) as of September 30, 2003. These businesses are reported under the Enterprises segment pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The major classes of assets and liabilities classified as held for sale as of September 30, 2003 consist of the following (in millions):

     -------------------------------------------------------------------------
     Cash                                                                $  12
     Property, plant and equipment, net                                     86
     Other long-term assets                                                  2
     Long-term notes receivable                                              9
     -------------------------------------------------------------------------
     Total assets classified as held for sale                            $ 109
     =========================================================================


     -------------------------------------------------------------------------
     Accounts payable, accrued expenses and other current liabilities    $  11
     Debt                                                                   39
     Asset retirement obligation                                             2
     Other long-term liabilities                                             5
     -------------------------------------------------------------------------
     Total liabilities classified as held for sale                       $  57
     =========================================================================

     Sale of Investment in AT&T Wireless

              On April 1, 2002, Enterprises sold its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. Enterprises recorded a gain of $116 million (net of income taxes) on the $84 million investment as an other income and deduction in Exelon's Consolidated Statements of Income and Comprehensive Income.

     Generation
     Sithe New England Holdings Acquisition

              On November 1, 2002, Generation purchased the assets of Sithe New England Holdings, LLC (now known as Exelon New England), a subsidiary of Sithe, and related power marketing operations. The purchase price for the Exelon New England assets consisted of a $536 million note to Sithe, $14 million of direct acquisition costs and a $208 million adjustment to Generation's previously existing investment in Sithe related to Exelon New England.

              The allocation of the purchase price to the fair value of assets acquired and liabilities assumed in the acquisition was as follows:

     -------------------------------------------------------------------------
     Current assets (including $12 million of cash acquired)      $       85
     Property, plant and equipment                                     1,949
     Deferred debits and other assets                                     63
     Current liabilities                                                (154)
     Deferred credits and other liabilities                             (149)
     Long-term debt                                                   (1,036)
     -------------------------------------------------------------------------
     Total purchase price                                         $      758
     =========================================================================

              In connection with the acquisition, Generation assumed certain Sithe guarantees, including a guarantee of an equity contribution to be made to Sithe Boston Generating, LLC (currently known as Exelon Boston Generating, LLC (EBG)), a project subsidiary of Exelon New England. Pursuant to Generation's assumed equity guarantee, upon the occurrence of certain events, Generation would be obligated to (1) contribute up to $38 million of equity for the purpose of completing the construction of two generating facilities and/or to fund certain reserve funds and (2) pay certain taxes.

              EBG has a $1.25 billion credit facility (EBG Facility), which was entered into primarily to finance the construction of Mystic 8 and 9 and Fore River. The approximately $1.1 billion of debt outstanding under the credit facility at September 30, 2003 is reflected in Generation's Consolidated Balance Sheets as a current liability due to certain events of default described below. The EBG Facility is non-recourse to Generation and an event of default under the EBG Facility does not constitute an event of default under any other debt instruments of Exelon or its subsidiaries.

              The EBG Facility required that all of the projects achieve "Project Completion," as defined in the EBG Facility (Project Completion), by June 12, 2003. On June 11, 2003, EBG negotiated an extension of the Project Completion date to July 11, 2003. Project Completion was not achieved by July 12, 2003, resulting in an event of default under the EBG Facility. On July 3, 2003, the lenders under the EBG Facility and EBG executed a letter agreement as a result of which the lenders were precluded during the period July 11, 2003 through August 29, 2003 from exercising any remedies resulting from the failure of all of the projects to achieve Project Completion. At that time, EBG stated that it would continue to monitor the projects, assess all of its options relating to the projects, and continue discussions with the lenders. Mystic 8 and 9 and Fore River have all begun commercial operation, although they have not yet achieved Project Completion.

              As a result of Generation's continuing evaluation of the projects and discussions with the lenders, Generation has commenced the process of an orderly transition out of the ownership of EBG and the projects. The transition will take place in a manner that complies with applicable regulatory requirements. For a period of time, Generation expects to continue to provide administrative and operational services to EBG in its operation of the projects. Generation informed the lenders of its decision to exit and that it will not provide additional funding to the projects beyond its existing contractual obligations. Generation cannot predict the timing of the transition.

              In connection with the decision in late July 2003 to transition out of the ownership of EBG and the projects, Generation recorded an impairment charge of its long-lived assets pursuant to SFAS No. 144 of $945 million ($573 million net of income taxes) in operating expenses within the Consolidated Statements of Income and Comprehensive Income during the third quarter of 2003. In determining the amount of the impairment charge, management compared the carrying value of EBG's long-lived assets to the fair value of those assets. The fair value of EBG's long-lived assets was determined using the estimated future discounted cash flows from those assets. Generation used a probability-weighted approach for developing estimates of future cash flows with the most likely scenarios weighted higher. Forecasted cash flows incorporated assumptions relative to the period of time that Generation will continue to own and operate EBG. The time required to fully transition out of ownership of EBG is uncertain and subject to change. Through the extinguishment of the outstanding debt and upon the finalization of Generation's transition out of ownership of EBG and the projects, Generation's net charge (including the $573 million charge discussed above) is estimated to be $550 million after income taxes.


     4. UNCONSOLIDATED INVESTMENTS (Exelon, PECO and Generation)

     Sithe
              Generation is a 49.9% owner of Sithe and has accounted for the investment as an unconsolidated equity investment through September 30, 2003. In the first quarter of 2003, Generation recorded an impairment charge of $200 million (before income taxes) in other income and deductions within the Consolidated Statements of Income and Comprehensive Income associated with a decline in the fair value of the Sithe investment, which was considered to be other-than-temporary. Generation's management considered various factors in the decision to impair this investment, including management's negotiations to sell its interest in Sithe. The discussions surrounding the sale indicated that the fair value of the Sithe investment was below its book value, and as such, an impairment was required. In the third quarter of 2003, Generation recorded an additional impairment charge of $55 million (before income taxes) in other income and deductions within the Consolidated Statements of Income and Comprehensive Income to reflect an additional decline in the fair value of its investment in Sithe. This additional decline in fair value was primarily attributable to the changes in terms with a new acquirer, which occurred in the third quarter of 2003, as described below.

              At December 31, 2002, Sithe had total assets of $2.6 billion (including the $534 million note from Generation which has subsequently been reduced to $326 million) and total liabilities of $1.8 billion. Of the total liabilities, Sithe had $1.3 billion of debt which included $624 million of subsidiary debt incurred primarily to finance the construction of six new generating facilities, $461 million of subordinated debt, $103 million of line of credit borrowings, $43 million of current portion of long-term debt and capital leases, $30 million of capital leases, and excludes $453 million of non-recourse debt associated with Sithe's equity investments. For the year ended December 31, 2002, Sithe had revenues of $1.0 billion and incurred a net loss of approximately $348 million. Exelon contractually does not own any interest in Sithe International, a subsidiary of Sithe. As such, a portion of Sithe's net assets and results of operations would be eliminated from Generation's balance sheet and results of operations through a minority interest.

              The book value of Generation's investment in Sithe was $163 million at September 30, 2003. For the nine months ended September 30, 2003, Sithe had revenues of $562 million. Generation recorded $6 million of equity method income for Sithe for the nine months ended September 30, 2003. See Note 2 - New Accounting Principles and Accounting Changes for a discussion of Sithe in relation to FIN No. 46.

              On May 29, 2003, Exelon Fossil Holdings, Inc., a wholly owned subsidiary of Generation, issued an irrevocable call notice for the purchase of the 35.2% interest in Sithe owned by Apollo Energy, LLC and the 14.9% interest owned by subsidiaries of Marubeni Corporation. The total purchase price under the call is based on the terms of the existing Put and Call Agreement (PCA) among the parties and is $621 million. The transfer of ownership requires various regulatory approvals, including the Federal Energy Regulatory Commission (FERC), the state environmental agency in New Jersey, and expiration of the Hart Scott Rodino waiting period. Early termination of the Hart Scott Rodino waiting period was granted effective August 22, 2003.

              Under the terms of the PCA, the purchase price must be funded within six months of the call notice being issued. Additionally, because the Federal Power Act restricts Generation's ownership of more than 50% of a qualifying facility, the qualifying facilities owned by Sithe must be sold or restructured before closing to preserve their status as qualifying facilities. See below for information regarding a separate agreement reached by Sithe to sell six U.S. generating facilities, each a qualifying facility, and an entity holding Sithe's Canadian assets. At the closing, Sithe is expected to distribute in excess of $600 million of available cash to Generation.

              On August 13, 2003, Generation announced an agreement with entities controlled by Reservoir Capital Group (Reservoir), a private investment firm, to sell a 50% interest in Sithe in exchange for $75.8 million in cash. The sale will occur after Generation's purchase of the remaining 50.1% interest in Sithe. The sale requires approval by the FERC, a Hart Scott Rodino filing and a filing with the state regulatory commission in New York. Both of these filings have been made. Early termination of the Hart Scott Rodino waiting period was granted September 30, 2003. The sale is expected to close in the fourth quarter of 2003.

              Both Generation and Reservoir's 50% interests in Sithe will be subject to put and call options that could result in either party owning 100% of Sithe. While Generation's intent is to fully divest Sithe by the end of 2004, the timing of the put and call options vary by acquirer and can extend through March 2006. The pricing of the put and call options is dependent on numerous factors such as the acquirer, date of acquisition and assets owned by Sithe at the time of exercise.

              In a separate transaction, Sithe has entered into an agreement with Reservoir to sell entities holding six U.S. generating facilities, each a qualifying facility under the Public Utility Regulatory Policies Act, and an entity holding Sithe's Canadian assets in exchange for $46.2 million ($26.2 million in cash and a $20 million two-year note). The sale requires approvals from Sithe's board of directors and shareholders and regulatory filings in New Jersey and Canada. Both of these filings have been made. The sale is also expected to close in the fourth quarter of 2003. This sale is not contingent on the sale of Generation's 50% interest in Sithe to Reservoir.

     AmerGen
              Generation is a 50% owner of AmerGen and has accounted for the investment as an unconsolidated equity investment through September 30, 2003. In addition to Generation's 50% ownership of AmerGen, Generation also has significant purchased power agreements (PPAs) with AmerGen. See Note 9
     - Commitments and Contingencies for further discussion of Generation's PPAs with AmerGen. The book value of Generation's investment in AmerGen was $306 million at September 30, 2003. For the nine months ended September 30, 2003, AmerGen had revenues of $529 million. Generation recorded $84 million of equity method earnings for AmerGen for the nine months ended September 30, 2003. See Note 15 - Subsequent Events for information regarding Generation's agreement to purchase British Energy's 50% interest in AmerGen. See Note 2 - New Accounting Principles and Accounting Changes for discussion of AmerGen concerning FIN No. 46.

              At December 31, 2002, AmerGen had total assets of $1.6 billion and total liabilities of $1.3 billion. Of the total liabilities, AmerGen had $60 million of long-term debt, $35 million of notes payable to Generation, which were subsequently repaid in 2003, and $26 million of current portion of long-term debt. For the year ended December 31, 2002, AmerGen had revenues and net income of $644 million and $161 million, respectively.

     Other
              Pursuant to FIN No. 46, PECO deconsolidated PECO Trust IV during the third quarter of 2003. See Note 2 - New Accounting Principles and Accounting Changes.


     5. REGULATORY ISSUES (Exelon, ComEd and PECO)

     ComEd
              On March 3, 2003, ComEd entered into an agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service (Agreement). The Agreement addressed, among other things, issues related to ComEd's delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an amendment and extension of the PPA with Generation. During the second quarter of 2003, the ICC issued orders consistent with the Agreement which is now effective.

              During the first quarter of 2003, ComEd recorded a charge to earnings, associated with the funding of specified programs and initiatives associated with the Agreement, of $51 million (before income taxes) on a present value basis. This amount was partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd's delivery services rate proceeding and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The charge of $51 million and the credit of $10 million were recorded in operating and maintenance expense and the reversal of the $12 million reserve was recorded in other, net within ComEd's Consolidated Statements of Income and Comprehensive Income. The net one-time charge for these items was $29 million (before income taxes). In accordance with the Agreement, ComEd made payments of $17 million during the nine months ended September 30, 2003.

              ComEd filed a request on September 12, 2003 with the FERC seeking an adjustment in transmission rates to reflect nearly $500 million of infrastructure investments made during the last five years to accommodate sizeable regional growth in electricity demand.

              ComEd's  proposed  increase  would  adjust rates from 95 cents per kilowatt-month to $1.18 per kilowatt-month, effective November 1, 2003. Transmission rates were last set in 1999, based on 1998 costs. Because of the rate freeze and the method for calculating competitive transition charges (CTCs) in Illinois, ComEd expects that the requested rate adjustment will not significantly increase overall revenue. Several parties have intervened in this rate proceeding. The ultimate outcome of the proceeding is unknown.


     PECO
              As previously reported in the 2002 Form 10-K, the Pennsylvania Utility Commission's (PUC) Final Electric Restructuring Order established market share thresholds (MST) to promote competition. On May 1, 2003, the PUC approved the residential customer plan filed by PECO in February 2003. Under the plan and subsequent auction in September 2003, an aggregate of 267,000 residential customers will be transferred to alternative electric generation suppliers during December 2003. Customers transferred have the right to return to PECO at any time. PECO does not expect the transfer of customers pursuant to the MST plan to have a material impact on its results of operations, financial position or cash flows.

              On July 25, 2003, the PUC approved an adjustment to the Nuclear Decommissioning Cost Adjustment clause. Effective January 1, 2004, PECO will be permitted to recover an additional $3.6 million annually, or $33 million compared to $29 million previously.

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

                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                    --------------------------------     -------------------------------
                                                              2003              2002             2003              2002
     -------------------------------------------------------------------------------------------------------------------
     Average Common Shares Outstanding                         326               323              325               322
     Assumed Exercise of Stock Options                          --                 1                3                 2
     -------------------------------------------------------------------------------------------------------------------
     Average Dilutive Common Shares Outstanding                326               324              328               324
     ===================================================================================================================

              The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 15 million and 5 million for the three and nine months ended September 30, 2003, respectively, and 5 million for the three and nine months ended September 30, 2002.

     7. SEGMENT INFORMATION (Exelon, ComEd, PECO and Generation)

              Exelon operates in three business segments: Energy Delivery (ComEd and PECO), Generation and Enterprises. Exelon evaluates the performance of its business segments on the basis of net income.

              ComEd, PECO and Generation each operate in a single business segment; as such, no separate segment information is provided for these registrants.

               Exelon's segment information for the three and nine months ended September 30, 2003 and 2002 and at September 30, 2003 and December 31, 2002 is as follows:

     Three Months Ended September 30, 2003 and 2002

                                                                                       Corporate and
                                          Energy                                        Intersegment
                                        Delivery     Generation      Enterprises        Eliminations       Consolidated
     -------------------------------------------------------------------------------------------------------------------
     Total Revenues (1):
     2003                             $    2,886     $    2,537      $        437     $       (1,419)      $      4,441
     2002                                  3,162          2,213               509             (1,514)             4,370
     Intersegment Revenues:
     2003                             $       23     $    1,357      $         38     $       (1,418)      $         --
     2002                                     29          1,463                22             (1,514)                --
     Income (Loss) Before Income Taxes:
     2003                             $      479     $     (708)     $         26     $          (11)      $       (214)
     2002                                    591            265                20                (28)               848
     Income Taxes:
     2003                             $      176     $     (280)     $         10     $          (18)      $       (112)
     2002                                    221            102                 5                (31)               297
     Net Income (Loss):
     2003                             $      303     $     (428)     $         16     $            7       $       (102)
     2002                                    370            163                15                  3                551
     -------------------------------------------------------------------------------------------------------------------

     (1) $65 million and $67 million in utility taxes are included in the revenues and expenses for the three months ended September 30, 2003 and 2002, respectively, for ComEd. $61 million and $64 million in utility taxes are included in the revenues and expenses for the three months ended September 30, 2003 and 2002, respectively, for PECO.

     Nine Months Ended September 30, 2003 and 2002, September 30, 2003, and December 31, 2002

                                                                                       Corporate and
                                          Energy                                        Intersegment
                                        Delivery     Generation      Enterprises        Eliminations       Consolidated
     -------------------------------------------------------------------------------------------------------------------
     Total Revenues (1):
     2003                             $    7,850     $    6,301      $      1,459     $       (3,374)      $     12,236
     2002                                  7,973          5,233             1,475             (3,436)            11,245
     Intersegment Revenues:
     2003                             $       58     $    3,246      $         74     $       (3,378)      $         --
     2002                                     59          3,309                72             (3,440)                --
     Income (Loss) Before Income Taxes and the Cumulative Effect of Changes in Accounting
     Principles:
     2003                             $    1,478     $     (548)     $        (99)    $          (54)      $        777
     2002                                  1,455            511               115                (84)             1,997
     Income Taxes:
     2003                             $      558     $     (209)     $        (37)    $          (54)      $        258
     2002                                    547            198                46                (67)               724
     Cumulative Effect of Changes in Accounting Principles:
     2003                             $        5     $      108      $         (1)    $           --       $        112
     2002                                     --             13              (243)                --               (230)
     Net Income (Loss):
     2003                             $      925     $     (231)     $        (63)    $           --       $        631
     2002                                    908            326              (174)               (17)             1,043
     Total Assets:
     September 30, 2003               $   27,309     $   13,240      $        877     $       (2,282)      $     39,144
     December 31, 2002                    26,550         11,007             1,297             (1,369)            37,485
     -------------------------------------------------------------------------------------------------------------------

     (1) $178 million and $181 million in utility taxes are included in the revenues and expenses for the nine months ended September 30, 2003 and 2002, respectively, for ComEd. $159 million and $157 million in utility taxes are included in the revenues and expenses for the nine months ended September 30, 2003 and 2002, respectively, for PECO.


     8. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Exelon, ComEd, PECO and Generation)

              During the three and nine months ended September 30, 2003 and 2002, Exelon recorded pre-tax gains (losses) in other comprehensive income relating to mark-to-market (MTM) adjustments of contracts designated as cash flow hedges as follows:

                                                           ComEd         PECO      Generation  Enterprises      Exelon
     -------------------------------------------------------------------------------------------------------------------
     Three months ended September 30, 2003             $      12      $     6        $    241      $   (12)   $     247
     Three months ended September 30, 2002                   (36)          --             (24)           4          (56)
     Nine months ended September 30, 2003                      7           11              50          (10)          58
     Nine months ended September 30, 2002                    (52)          (1)           (130)          19         (164)
     -------------------------------------------------------------------------------------------------------------------

              During the three and nine months ended September 30, 2003 and 2002, Generation recognized net MTM gains (losses) in purchased power on outstanding non-trading energy derivative contracts not designated as cash flow hedges included in the Consolidated Balance Sheets at September 30, 2003 and 2002 as follows:

                                                                                                      2003         2002
     -------------------------------------------------------------------------------------------------------------------
     Three months ended September 30,                                                              $   (18)   $       1
     Nine months ended September 30,                                                                   (17)          11
     -------------------------------------------------------------------------------------------------------------------

              During the three and nine months ended September 30, 2003 and 2002, Generation recognized net MTM losses in operating revenues on outstanding proprietary trading contracts included in the consolidated balance sheets at September 30, 2003 and 2002 as follows:

                                                                                                      2003         2002
     -------------------------------------------------------------------------------------------------------------------
     Three months ended September 30,                                                              $    --    $      --
     Nine months ended September 30,                                                                    (4)         (13)
     -------------------------------------------------------------------------------------------------------------------

              Amounts in accumulated other comprehensive income related to interest rate cash flow hedges are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. As of September 30, 2003, deferred net gains (losses) on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next twelve months are as follows:

                                                                  ComEd      PECO   Generation   Enterprises    Exelon
     -------------------------------------------------------------------------------------------------------------------
     Net gains (losses) expected to be reclassified             $    --    $   11     $   (103)      $    12   $    (80)
     -------------------------------------------------------------------------------------------------------------------

                As of September 30, 2003, ComEd expects to amortize during the next twelve months $6 million of regulatory assets for settled cash flow swaps. During the three and nine months ended September 30, 2003 and 2002, ComEd reclassified amounts between other comprehensive income and regulatory assets for cash flow swaps settled as follows:

                                                                                                 2003             2002
     -------------------------------------------------------------------------------------------------------------------
     Three months ended September 30, (net of tax of $2 and $0, respectively)                 $    (4)          $    --
     Nine months ended September 30, (net of tax of ($19) and ($4), respectively)                  26                 6
     -------------------------------------------------------------------------------------------------------------------

              In 2003, ComEd entered into forward-starting interest rate swaps with an aggregate notional amount of $440 million to manage interest rate exposure associated with an anticipated debt issuance. In connection with the 2003 issuances of First Mortgage Bonds, forward-starting interest rate swaps with an aggregate notional amount of $1,070 million were settled with net proceeds to counterparties of $45 million ($19 million, net of income taxes) that has been deferred in regulatory assets and is being amortized over the life of the First Mortgage Bonds as a net increase to interest expense. See Note 12 - Long-Term Debt and Preferred Securities for additional information regarding the issuance of the First Mortgage Bonds. At September 30, 2003, ComEd had settled all of its forward-starting swaps.

              ComEd has entered into interest rate swaps to effectively convert $485 million in fixed-rate debt to floating rate debt. These swaps have been designated as fair-value hedges as defined in SFAS No. 133, and as such, changes in the fair value of the swaps are recorded in earnings. However, as long as the hedge remains effective, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness would be recorded immediately in earnings. As of September 30, 2003, these swaps had an aggregate fair market value of $39 million, which was classified as other deferred debits and other assets within the Consolidated Balance Sheets.

              PECO has entered into interest rate swaps to manage interest rate exposure associated with the floating rate series of transition bonds issued to securitize PECO's stranded cost recovery. These interest rate swaps were designated as cash flow hedges as defined by SFAS No. 133, and as such, changes in fair value of the swaps will be recorded in other comprehensive income. At September 30, 2003, these interest rate swaps had an aggregate fair market value exposure of $11 million based on the present value difference between the contract and market rates at September 30, 2003.

              In 2003, PECO entered into forward-starting interest rate swaps with an aggregate notional amount of $360 million to manage interest rate exposure associated with an anticipated debt issuance. In connection with the April 28, 2003 issuance of $450 million of First and Refunding Mortgage Bonds, PECO settled the swaps for net proceeds of $1 million (before income taxes), which was recorded in other comprehensive income and is being amortized over the life of the debt issuance. See Note 12 - Long-Term Debt and Preferred Securities for additional information regarding the issuance of the First and Refunding Mortgage Bonds.

              Under the terms of the EBG Facility, EBG is required to effectively fix the interest rate on 50% of borrowings under the facility through its maturity in 2007. As of September 30, 2003, EBG has entered into interest rate swap agreements, which have effectively fixed the interest rate on $861 million of notional principal, or approximately 80% of borrowings outstanding under the EBG Facility. The fair market value exposure of these swaps, designated as cash flow hedges, is $91 million.

              Generation has entered into interest rate swaps with an aggregate notional amount of $400 million to manage interest rate exposures associated with an anticipated debt issuance. As of September 30, 2003, these swaps had an aggregate fair market value exposure of less than $1 million based on the present value difference between the contract and market rates at September 30, 2003.

              Generation classifies investments in the trust accounts for decommissioning nuclear plants as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost for the securities held in these trust accounts.

                                                                                                     September 30, 2003
                                                        ---------------------------------------------------------------
                                                                               Gross            Gross
                                                         Amortized        Unrealized       Unrealized         Estimated
                                                              Cost             Gains           Losses        Fair Value
     -------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                            $     85         $      --         $     --         $      85
     Equity securities                                       1,918               161             (369)            1,710
     Debt securities
        Government obligations                               1,018                51               (4)            1,065
        Other debt securities                                  538                30              (24)              544
     -------------------------------------------------------------------------------------------------------------------
     Total debt securities                                   1,556                81              (28)            1,609
     -------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities                  $  3,559         $     242         $   (397)        $   3,404
     ===================================================================================================================

              Net unrealized losses of $155 million were recognized in regulatory assets, regulatory liabilities or accumulated other comprehensive income in Exelon's Consolidated Balance Sheet at September 30, 2003. Net unrealized losses of $155 million were recognized in noncurrent affiliate payables, noncurrent affiliate receivables or accumulated other comprehensive income in Generation's Consolidated Balance Sheet as of September 30, 2003. Net unrealized losses of $346 million were recognized in accumulated depreciation and accumulated other comprehensive income in the Consolidated Balance Sheets of Generation at December 31, 2002.

              During the three and nine months ended September 30, 2003 and 2002, proceeds from the sale of decommissioning trust investments and gross realized gains and losses on those sales were as follows:

                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                   --------------------------------       -------------------------------
                                                  2003         2002                    2003         2002
---------------------------------------------------------------------------------------------------------
     Proceeds from sales                     $     618    $     295               $   1,880    $   1,184
     Gross realized gains                          138           12                     203           43
     Gross realized losses                        (141)         (21)                   (194)         (77)
---------------------------------------------------------------------------------------------------------

              Net realized losses of $3 million and $11 million for the three months ended September 30, 2003 and 2002, respectively, were recorded in other income and deductions. Net realized gains of $9 million and net realized losses of $32 million for the nine months ended September 30, 2003 and 2002, respectively, were recorded in other income and deductions. Net realized losses of $2 million were recognized in accumulated depreciation at September 30, 2002. The available-for-sale securities held at September 30, 2003 have an average maturity of six to ten years. The cost of these securities was determined on the basis of specific identification.

     9. COMMITMENTS AND CONTINGENCIES (Exelon, ComEd, PECO and Generation)

              For   information    regarding   capital   commitments,    nuclear
     decommissioning and spent fuel storage, see the Commitments and Contingencies and Nuclear Decommissioning and Spent Fuel Storage Notes in the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation in the 2002 Form 10-K. See Note 2 - New Accounting Principles and Accounting Changes of this Form 10-Q for further discussion of nuclear decommissioning commitments and contingencies.

     Environmental Liabilities

                As of September 30, 2003, Exelon had accrued $117 million for environmental investigation and remediation costs that currently can be reasonably estimated, including $93 million for manufactured gas plant
     (MGP) investigation and remediation. Exelon has identified 70 sites where former MGP activities have or may have resulted in actual site contamination.

              As of September 30, 2003, ComEd had accrued $74 million for environmental investigation and remediation costs that currently can be reasonably estimated. This reserve included $69 million (discounted) for MGP investigation and remediation.

              As of September 30, 2003, PECO had accrued $33 million (undiscounted) for environmental investigation and remediation costs that currently can be reasonably estimated, including $24 million for MGP investigation and remediation. Pursuant to a PUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of sites of former MGP facilities, for which PECO has recorded a regulatory asset (see Note 14 - Supplemental Financial Information).

              As of September 30, 2003, Generation had accrued $10 million (undiscounted) for environmental investigation and remediation cost, none of which relates to MGP investigation and remediation.

              Exelon,  ComEd,  PECO and Generation  cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

     Energy Commitments

              Generation had long-term commitments as of September 30, 2003 relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities, including Midwest Generation, LLC (Midwest Generation), AmerGen and others, as expressed in the following table:

                                                                          Power Only Purchases from
                         Net Capacity               Power Only           ---------------------------     Transmission Rights
                          Purchases(1)     Non-Affiliate Sales           AmerGen(2)   Non-Affiliates            Purchases(3)
     ------------------------------------------------------------------------------------------------------------------------
     2003                  $      129                $     939           $      98        $     537                 $     19
     2004                         753                    2,064                 515            1,324                      110
     2005                         415                      867                 410              378                       86
     2006                         405                      236                 423              251                        3
     2007                         488                       81                 431              237                       --
     Thereafter                 4,113                        1               1,863              878                       --
     ------------------------------------------------------------------------------------------------------------------------
     Total                 $    6,303                $   4,188           $   3,740        $   3,605                 $    218
     ========================================================================================================================

     (1) Net Capacity Purchases includes Midwest Generation commitments as of September 30, 2003. In 2003, Generation will take 1,778 MWs of option capacity under the Collins and Peaking Unit Agreements as well as 1,265 MWs of optional capacity under the Coal Generation PPA. On June 25, 2003, Generation notified Midwest Generation of its exercise of its call option under the Coal Generation PPA for 2004. Generation exercised its call option on 687 MWs of capacity for 2004 generated by Waukegan Unit 8 and Fisk Unit 19 and did not exercise its option on 578 MWs of capacity at Waukegan Unit 6, Crawford Unit 7, and Will County Unit 3. See Note 15 - Subsequent Events for additional information regarding the PPAs with Midwest Generation, including the MWs contracted for in 2004. Net Capacity Purchases also include capacity sales to TXU Corp. (TXU) under the PPA entered into in connection with the purchase of two generating plants in April 2002, which states that TXU will purchase the plant output from May through September from 2002 through 2006. The combined capacity of the two plants is 2,334 MWs.

     (2) Generation has entered into PPAs dated June 26, 2003, December 18, 2001, and November 22, 1999 with AmerGen. Generation has agreed to purchase 100% of the energy generated by Oyster Creek through April 9, 2009. Generation has agreed to purchase all the energy from TMI from January 1, 2002 through December 31, 2014. Generation has agreed to purchase all of the residual energy from Clinton not sold to Illinois Power through December 31, 2004. Currently, the residual output is approximately 31% of the total output of Clinton, but will increase to 100% and the obligation will continue until Clinton's license issued by the U.S. Nuclear Regulatory Commission (NRC) expires in 2026. See
          Note 15 - Subsequent Events regarding Generation's agreement to purchase British Energy's interest in AmerGen.

     (3) Transmission Rights Purchases include estimated commitments in 2004 and 2005 for additional transmission rights that will be required to fulfill firm sales contracts.

              Additionally, Generation has the following energy commitments:

              In connection with the 2001 corporate restructuring, Generation entered into a PPA with ComEd under which Generation has agreed to supply all of ComEd's load requirements through 2004. Under the ComEd PPA, prices for energy vary depending upon the time of day and month of delivery. During 2005 and 2006, ComEd's PPA is a partial requirements agreement under which ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of the PPA, Generation is responsible for obtaining any required transmission service, subject to ComEd's obligation to obtain network service over the ComEd system. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and 2006, which is expected to exceed current pricing. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will obtain all of its supply from market sources, which could include Generation. The ComEd PPA for 2005 and 2006 may be extended to a full requirements contract as a result of the Agreement (see
     Note 5 - Regulatory Issues). Under the Agreement, various interested parties have agreed to not oppose such an extension.

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

              Under terms of the 2001 corporate restructuring, ComEd remits to Generation any amounts collected from customers for nuclear decommissioning, currently totaling $73 million per year. Under an agreement effective September 2001, PECO remits to Generation any amounts collected from customers for nuclear decommissioning, currently totaling $29 million per year. This amount will increase to $33 million effective January 1, 2004 as a result of a July 2003 PUC order. See Note 5 - Regulatory Issues. See Note 2 - New Accounting Principles and Accounting Changes for further discussion of the impact of the adoption of SFAS No. 143 on these collections.

     Litigation

     Exelon
              Securities Litigation. Between May 8 and June 14, 2002, several class action lawsuits were filed in the Federal District Court in Chicago asserting nearly identical securities law claims on behalf of purchasers of Exelon securities between April 24, 2001 and September 27, 2001. See Note 19 - Commitments and Contingencies in Exelon's 2002 Form 10-K for additional information regarding this litigation. On June 13, 2003, the court dismissed the amended complaint with prejudice. The plaintiffs have not appealed the court's order of dismissal, thereby terminating the case.

     ComEd
              FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC, alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In July 2003, ComEd and the municipal customers executed a settlement agreement ending the litigation. Under the settlement, ComEd paid a total of approximately $3 million to the three municipalities during the third quarter of 2003.

              Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. On November 25, 2002, the court granted the developers' motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment, and Illinois from denying ComEd a tax credit on account of such purchases. ComEd and Illinois have each appealed the ruling. ComEd believes that it did not breach the contracts in question and that the damages claimed far exceed any loss that any project incurred by reason of its ineligibility for the subsidized rate. ComEd intends to prosecute its appeal and defend each case vigorously. While ComEd cannot currently predict the outcome of this action, ComEd does not believe that it will have a material adverse impact on ComEd's results of operations.

              Service Interruptions. In August 1999, three class action lawsuits were filed against ComEd, and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses related to a series of service interruptions that occurred in the summer of 1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than four hours. The court approved conditional class certification for the sole purpose of exploring settlement. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. On June 1, 2001, the plaintiffs filed a second amended consolidated complaint and ComEd has filed an answer. On December 5, 2002, a settlement was reached, whereby ComEd will pay up to $8 million, which includes $4 million paid to date. In an order dated October 3, 2003, the court approved the settlement. A portion of the settlement may be covered by insurance. ComEd has remaining reserves of approximately $3 million related to unpaid claims and costs.

     PECO and Generation
              Real Estate Tax Appeals. PECO and Generation are each challenging real estate taxes assessed on nuclear plants since 1997. PECO is involved in litigation in which it is contesting Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA) taxes assessed in 1997 and has appealed local real estate assessments for 1998 and 1999 on its formerly owned Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2003, also regarding the valuation of its Limerick and Peach Bottom plants, its Quad Cities Station (Rock Island County, IL) and, through its ownership interest in AmerGen, TMI (Dauphin County, PA).

              During the third quarter of 2003, upon completion of updated nuclear plant appraisal studies, PECO and Generation recorded reductions of $58 million and $15 million, respectively, to reserves recorded for exposures associated with the real estate taxes. While PECO and Generation believe the resulting reserve balances as of September 30, 2003 reflect the most likely probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, "Accounting for Contingencies," the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the consolidated financial statements of PECO or Generation, and such adjustments could be material.

     Generation
              Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a Federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16 million in various damages. On November 20, 2001, the District Court entered an amended final judgment that included an award of both pre-judgment and post-judgment interests, costs, and medical monitoring expenses that totaled $43 million. In November 2000, another trial involving a separate sub-group of 13 plaintiffs seeking $19 million in damages plus interest was completed in Federal District Court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. Cotter appealed these judgments to the Tenth Circuit Court of Appeals. On April 22, 2003, the Tenth Circuit Court of Appeals reversed both judgments and remanded the cases for retrial. On September 5, 2003, plaintiffs appealed the Tenth Circuit's decision to the United States Supreme Court. Cotter has filed its response to the plaintiff's petition.

              On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions, as well as any liability arising in connection with the West Lake Landfill discussed in the next paragraph. In connection with Exelon's 2001 corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred by ComEd to Generation. Generation cannot predict the ultimate outcome of the cases.

              The U.S. Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), has submitted a draft feasibility study addressing options for remediation of the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site range from $0 to $87 million. Once a remedy is selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Generation cannot predict its share of the costs, and, as such, no amounts have been accrued as of September 30, 2003.

              Raytheon Litigation. In March 2001, two subsidiaries of Sithe New England acquired in November 2002 brought an action in the New York Supreme Court against Raytheon Corporation (Raytheon) relating to its failure to honor its guaranty with respect to the performance of the Mystic and Fore River projects, as a result of the abandonment of the projects by the turnkey contractor. In a related proceeding, in May 2002, Raytheon submitted claims to the International Chamber of Commerce Court of Arbitration (Arbitration Court) seeking equitable relief and damages for alleged owner-caused performance delays in connection with the Fore River Power Plant Engineering, Procurement & Construction Agreement (EPC Agreement). The EPC Agreement, executed by a Raytheon subsidiary and guaranteed by Raytheon, governs the design, engineering, construction, start-up, testing and delivery of an 800-MW combined-cycle power plant in Weymouth, Massachusetts. Hearings by the Arbitration Court with respect to liability were held in January and February 2003. On May 12, 2003, the Arbitration Court issued an interim order finding in favor of Raytheon on liability but limited the grounds upon which Raytheon could claim schedule and cost relief. After the interim order, Raytheon amended its claim to seek 110 days of schedule relief (which would reduce Raytheon's liquidated damage payment for late delivery by approximately $20 million) and additional damages of $12 million. Raytheon also has asserted a claim in the amount of approximately $13 million for loss of efficiency and productivity as a result of an alleged constructive acceleration. The aggregate  amount  of  Raytheon's  asserted  claims  is  approximately  $45 million, not including general and administrative costs, profit and interest that Raytheon asserts are due under the EPC Agreement. Hearings by the Arbitration Court with respect to damages were conducted and a final decision is expected in the fourth quarter of 2003. Generation believes that Sithe New England properly rejected Raytheon's request for a change order and that Raytheon's damage claims are inflated. In addition to its asserted claims, Raytheon has indicated that it will bring additional claims for damages. Generation will continue to vigorously defend its position in the litigation and contest any additional claims that may be asserted.

              On  August  29,  2003,   Raytheon  filed  an  action  against  two
     subsidiaries  of EBG  (Project  Companies)  and BNP Paribas in the Superior
     Court of the Commonwealth of Massachusetts. Raytheon alleged that the Project Companies and BNP Paribas failed to provide adequate assurance that Raytheon would be paid the remaining amounts due under the Fore River and Mystic construction contracts. Raytheon sought: (1) an injunction preventing the Project Companies and BNP Paribas from drawing upon certain letters of credit guaranteeing Raytheon's performance; (2) the right to terminate the construction contracts; and (3) an order allowing Raytheon to seize project funds totaling approximately $40 million. Raytheon subsequently dismissed BNP Paribas from the litigation. On October 9, 2003, the court issued a preliminary injunction preserving the status quo and preventing the Project Companies from drawing upon the letters of credit until such time as the court decides Raytheon's pending motion for partial summary judgment. The court has heard argument on Raytheon's motion for partial summary judgment but has not announced any decision. Generation is unable to predict the ultimate outcome of these legal proceedings.

              Clean Air Act. On June 1, 2001,  the EPA issued to EBG a Notice of

     Violation (NOV) and Reporting Requirement pursuant to Sections 113 and 114 of the Clean Air Act, alleging numerous exceedances of opacity limits and violations of opacity-related monitoring, recording and reporting requirements at certain generating units in Everett, Massachusetts (Mystic Station). On January 8, 2002, the EPA indicated that it had decided to resolve the NOV through an administrative compliance order and a judicial civil penalty action. In March 2002, the EPA issued and Exelon Mystic LLC, a wholly owned subsidiary of EBG, voluntarily entered a Compliance Order and Reporting Requirement (Compliance Order) regarding Mystic Station, under which Mystic Station installed new ignition equipment on three of the four operating units at the plant. Mystic Station also undertook an extensive opacity monitoring and testing program for all four operating units at the plant to help determine if additional compliance measures were needed. Pursuant to the requirements of the Compliance Order, EBG switched three of the four operating units to a lower sulfur fuel oil by September 1, 2002. The Compliance Order did not address civil penalties. By a letter dated April 21, 2003, the United States Department of Justice notified EBG that, at the request of the EPA, it intended to bring a civil penalty action but also offered the opportunity to resolve the matter through settlement discussions. EBG is pursuing settlement discussions with the EPA and the Department of Justice. Generation cannot reasonably predict the ultimate outcome of the settlement discussions.

     Exelon, ComEd, PECO and Generation
              Exelon, ComEd, PECO and Generation are involved in various other litigation matters that are being defended and handled in the ordinary course of business, and Exelon, ComEd, PECO and Generation maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcome of such matters, as well as the matters discussed above, while uncertain, are not expected to have a material adverse effect on their respective financial condition or results of operations.

     Commercial Commitments

              Exelon, ComEd, PECO and Generation's commercial commitments as of September 30, 2003, representing commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations, were as follows:

                                                                                                      Expiration within
                                                -----------------------------------------------------------------------
                                                                                                                   2008
     Exelon                                     Total         2003        2004-2005         2006-2007        and beyond
     ------------------------------------------------------------------------------------------------------------------
     Related to Obligations Recorded on the Balance Sheet
     ----------------------------------------------------
     Letters of credit (non-debt) (a)      $      121     $     29        $      92          $     --         $      --
     Letters of credit (long-term debt) (b)       413           50              363                --                --
     Preferred securities guarantees (c)          528           --               --                --               528
     Guarantees of long-term debt (d)              41           --                2                --                39
     Midwest Generation Capacity
       Reservation Agreement guarantee (e)         33             1               7                 7                18
     Other
     -----
     Guarantees of letters of credit (f)           28            4               24                --                --
     Performance guarantees (g)                   112           --               --                --               112
     Surety bonds (h)                             622          197              256                12               157
     Energy marketing contract
        guarantees (i)                            208           91              113                 4                --
     Nuclear insurance guarantees (j)           1,559           --               --                --             1,559
     Lease guarantees (k)                          10           --               --                 1                 9
     EBG equity guarantee (l)                      38           38               --                --                --
     Fuel purchase agreements (m)               2,130          139              791               586               614
     ------------------------------------------------------------------------------------------------------------------
     Total                                 $    5,843     $    549        $   1,648          $    610         $   3,036
     ==================================================================================================================

                                                                                                      Expiration within
                                                -----------------------------------------------------------------------
                                                                                                                   2008
     ComEd                                      Total         2003        2004-2005         2006-2007        and beyond
     ------------------------------------------------------------------------------------------------------------------
     Related to Obligations Recorded on the Balance Sheet
     ----------------------------------------------------
     Letters of credit (non-debt) (a)      $       26     $      1        $      25          $     --         $      --
     Letters of credit (long-term debt) (b)        50           50               --                --                --
     Preferred securities guarantees (c)          350           --               --                --               350
     Midwest Generation Capacity
       Reservation Agreement guarantee (e)         33            1                7                 7                18
     Other
     -----
     Surety bonds (h)                              21           --                3                --                18
     ------------------------------------------------------------------------------------------------------------------
     Total                                 $      480     $     52        $      35          $      7         $     386
     ==================================================================================================================







                                                                                                      Expiration within
                                                -----------------------------------------------------------------------
                                                                                                                   2008
     PECO                                       Total         2003        2004-2005         2006-2007        and beyond
     ------------------------------------------------------------------------------------------------------------------
     Related to Obligations Recorded on the Balance Sheet
     ----------------------------------------------------
     Letters of credit (non-debt) (a)      $       29     $     --        $      29          $     --         $      --
     Preferred securities guarantees (c)          178           --               --                --               178
     Other
     -----
     Surety bonds (h)                              46           --               46                --                --
     ------------------------------------------------------------------------------------------------------------------
     Total                                 $      253     $     --        $      75          $     --         $     178
     ==================================================================================================================

                                                                                                      Expiration within
                                                -----------------------------------------------------------------------
                                                                                                                   2008
     Generation                                 Total         2003        2004-2005         2006-2007        and beyond
     ------------------------------------------------------------------------------------------------------------------
     Related to Obligations Recorded on the Balance Sheet
     ----------------------------------------------------
     Letters of credit (non-debt) (a)      $       16     $      9        $       7          $     --         $      --
     Letters of credit (long-term debt) (b)       363           --              363                --                --
     Other
     -----
     Performance guarantees (g)                   101           --               --                --               101
     Energy marketing contract
       guarantees (i)                              36           36               --                --                --
     EBG equity guarantee (l)                      38           38               --                --                --
     Fuel purchase agreements (m)               2,130          139              791               586               614
     Nuclear insurance guarantee (n)              151           --               --                --               151
     ------------------------------------------------------------------------------------------------------------------
     Total                                 $    2,835     $    222        $   1,161          $    586         $     866
     ==================================================================================================================

     (a) Letters of credit (non-debt) - Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
     (b) Letters of credit (long-term debt) - Direct-pay letters of credit issued in connection with variable-rate debt in order to provide liquidity in the event that it is not possible to remarket all of the debt as required following specific events, including changes in the basis of determining the interest rate on the debt.
     (c) Preferred securities guarantees - Guarantees issued to guarantee the preferred securities of the unconsolidated and consolidated subsidiary trusts of ComEd and PECO.
     (d) Guarantees of long-term debt - Issued to guarantee payment of Enterprises' debt.
     (e) Midwest Generation Capacity Reservation Agreement guarantee - In connection with ComEd's agreement with the City of Chicago (Chicago) entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC. ComEd will reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. The estimated fair value of this guarantee under FIN 45 of $4 million is included as a liability on ComEd's Consolidated Balance Sheets. Additional information regarding this liability is included within this section under the heading "General" below.
     (f) Guarantees of letters of credit - Guarantees issued to provide support for letters of credit as required by third parties. These guarantees could be called upon only in the event of non-payment by a subsidiary.
     (g) Performance guarantees - Guarantees issued to ensure performance under specific contracts.
     (h) Surety bonds - Guarantees issued related to contract and commercial surety bonds, excluding bid bonds.
     (i) Energy marketing contract guarantees - Guarantees issued to ensure performance under energy commodity contracts.
     (j) Nuclear insurance guarantees - Guarantees of nuclear insurance required under the Price-Anderson Act. $1.0 billion of this total exposure is exempt from the $4.5 billion PUHCA guarantee limit by SEC rule.
     (k) Lease guarantees - Guarantees issued to ensure payments on building leases.
     (l) EBG equity guarantee- See Note 3 - Acquisitions, Dispositions and Retirements for further information on the $38 million guarantee. Pursuant to existing guarantees, after construction of the EBG facilities is complete, Exelon could be required to pay up to an additional $42 million relating to various construction and tax obligations.
     (m) Fuel purchase agreements - Commitments to purchase fuel supplies for nuclear and fossil generation.
     (n) Nuclear insurance guarantee - Guarantees of nuclear insurance required under the Price-Anderson Act. This amount relates to Generation's guarantee of AmerGen's plants. Exelon has a $1.4 billion guarantee relating to Generation's directly owned plants that is not included in this amount.

     Credit Contingencies

              Generation is a counterparty to Dynegy in various energy transactions. The credit ratings of Dynegy are considered below investment grade by two credit rating agencies. Generation has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station (Independence), a 1,040-MW gas-fired qualified facility that has an energy-only long-term tolling agreement with Dynegy with a related financial swap arrangement. As of September 30, 2003, Sithe had recognized an asset on its balance sheet related to the fair market value of the financial swap agreement with Dynegy that is marked to market under the provisions of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to impair this financial swap asset. Generation estimates, as a 49.9% owner of Sithe, that the impairment would result in an after-tax reduction of its earnings of approximately $16 million.

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

              ComEd and Generation are parties to various transactions with Midwest Generation. Midwest Generation's credit ratings have been downgraded by certain credit rating agencies. Furthermore, the June 30, 2003 Form 10-Q filed by Edison Mission Energy (EME), an intermediate parent company of Edison Mission Midwest Holdings (EMMH) and Midwest Generation, indicates that EMMH is not expected to have sufficient cash to repay $911 million of debt when it matures on December 11, 2003; a failure to repay, extend, or refinance the EMMH obligation would likely result in a default under the senior secured notes and term loan of Mission Energy Holding Company, EME's parent company; and these events could make it necessary for EME to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Reorganization under Chapter 11 of the United States Bankruptcy Code does not assure non-performance under all contracts; however, the reorganization would increase the possibility of the obligations described in the following two paragraphs reverting to ComEd or Generation.

              In connection with ComEd's sale in December 1999 of fossil generating assets to Midwest Generation, ComEd entered into an agency agreement with EMMH and EME whereby EMMH assumed the benefits and liabilities of a long-term coal purchase contract and a railcar lease. EME guaranteed EMMH's performance. EMMH did not become a direct party to the obligations, and ComEd remained obligated and was not released. In connection with the Merger and subsequent restructuring, Generation assumed any contingent obligation on these contracts from ComEd. In the event of EMMH and EME's non-performance under the coal purchase contract, Generation would be required to fulfill the purchase commitments that extend through 2012. The contract requires the purchase of two million tons of coal annually or specifies a minimum payout. Based upon current market prices, Generation's contingent obligations for the minimum purchase obligation for the contract years 2003 to 2012 are estimated to be approximately $81 million (the net present value of the obligation approximates $51 million) related to this agreement. The railcar lease covers approximately 1,400 coal transport railcars through 2014. In the event of EMMH and EME's non-performance under the railcar lease, Generation would be required to fulfill the lease payments that extend through 2014. The remaining lease payments for the railcars approximate $65 million (the net present value of the obligation approximates $38 million). However, based on current prices for railcars in these particular markets, Generation believes it would be able to effectively sublease the railcars without incurring any exposure related to this obligation.

              Generation and ComEd have entered into other agreements with Midwest Generation and have other related exposures. In connection with ComEd's fossil generating asset sale to Midwest Generation, Midwest Generation and EME agreed to indemnify ComEd for various environmental exposures or penalties. Generation assumed any contingent obligations relating to generation-related environmental issues of ComEd in connection with the Merger and subsequent restructuring. Exelon cannot reasonably estimate the possible environmental exposures or penalties that could arise if Midwest Generation or EME do not honor their indemnity to ComEd or if the indemnity is discharged in bankruptcy. Midwest Generation also indemnified Generation and ComEd for approximately 50% of any post-acquisition asbestos claims relating to the plants sold to Midwest Generation. Generation assumed any contingent obligations of ComEd relating to these asbestos claims in connection with the Merger and subsequent restructuring. The bankruptcy of or non-performance of Midwest Generation of its obligations to Generation and ComEd for asbestos claims could result in contingent obligations to Generation and ComEd of up to an estimated $5 million. In addition, ComEd is exposed to risks associated with accounts receivable from transmission and station power services provided by ComEd to Midwest Generation. The bankruptcy of or non-performance of Midwest Generation of its obligations to ComEd for transmission and station power services provided by ComEd could result in ComEd recording a write-off of up to an estimated $3 million.

              Generation accounts for certain derivative financial instruments under the normal purchases and normal sales exemption of SFAS No. 133. As of September 30, 2003, Generation is a party to forward energy purchase and sale contracts with Midwest Generation, which are accounted for in that manner and, as such, are not marked-to-market. If Generation determines that the possibility of non-performance by Midwest Generation on these contracts becomes more than remote, these contracts will be required to be marked-to-market through earnings, which would be expected to result in a charge to Exelon and Generation's results of operations and such charge could be material.

     Spent Fuel Storage

               In July 2000, PECO and the U. S. Department of Energy (DOE) entered into a settlement agreement whereby, in return for foregoing a breach of contract lawsuit against the DOE, PECO agreed to receive credits against its contributions to the Nuclear Waste Fund to cover its costs of having to construct and maintain an independent spent fuel storage facility at Peach Bottom, a facility co-owned by PECO (now Generation). In September 2002, the U.S. Courts of Appeals for the 11th Circuit ruled that the settlement agreement's credit-based funding mechanism violated provisions of the Nuclear Waste Policy Act. Generation, as successor to PECO, currently is in good faith discussions with the DOE regarding a new settlement agreement with a different funding mechanism. On August 14, 2003, Generation received a letter from the DOE demanding repayment of $40 million of previously received credits from the Nuclear Waste Fund. The letter also demanded $1.5 million of accrued interest expense. Although a new settlement would offset Generation's payments, Generation nonetheless has reserved its 50% ownership share of these amounts. Because Generation expenses the casks and capitalizes the permanent components of its spent fuel storage facilities, these reserves increased Generation's operating and maintenance expense approximately $11 million and its capital base approximately $9 million during the third quarter of 2003. The remainder of the recorded obligation to the DOE will be recovered from the co-owner of the facility. See Note 9 - Nuclear Decommissioning and Spent Nuclear Fuel Storage in Generation's 2002 Form 10-K for additional information regarding this matter.

     General

              On February 20, 2003, ComEd entered into separate agreements with Chicago and with Midwest Generation (Midwest Agreement). Under the terms of the agreement with Chicago, ComEd will pay Chicago $60 million over ten years ($6 million was paid during the first quarter of 2003) and be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd's fossil stations in 1999, to build a 500-MW generation facility. Under the Midwest Agreement, ComEd received $22 million from Midwest Generation during the first quarter 2003 and $10 million during April 2003, to relieve Midwest Generation's obligation under the fossil sale agreement. Midwest Generation also assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC (CET), which is effective through June 2012. ComEd is obligated to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement and paid approximately $2 million for amounts owed to CET by Chicago at the time the agreement was executed. In the first quarter of 2003, ComEd recorded a guarantee liability of $4 million under the provisions of FIN No. 45 related to its obligation to reimburse Chicago for any nonperformance by Midwest Generation. The net effect of the settlement to ComEd will be amortized over the remaining life of the franchise agreement with Chicago.

              ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the Internal Revenue Service (IRS) and have made refundable prepayments of $11 million and $1 million, respectively, during the nine months ended September 30, 2003 for potential fees associated with these agreements. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ultimate net cash outflows to ComEd and PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. ComEd's tax benefits for periods prior to the Merger would be recorded as a reduction of goodwill pursuant to a reallocation of the Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.


     10. SEVERANCE BENEFITS (Exelon, ComEd, PECO and Generation)

              Exelon, ComEd, PECO and Generation provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee's years of service with Exelon and compensation level. The registrants account for their ongoing severance plans in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43" (SFAS No. 112) and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.

              As part of the implementation of Exelon's new business model referred to as The Exelon Way during the third quarter of 2003, Exelon identified 1,042 positions for elimination by the end of 2004. The majority of the headcount reductions are professional and managerial employees. Exelon recorded a charge for cash severance of $87 million during the third quarter of 2003, which represented cash severance costs that were probable and could be reasonably estimated as of September 30, 2003. In addition to cash severance, Exelon incurred pension and postretirement benefit costs associated with The Exelon Way during the third quarter of 2003 of $80 million. In total, Exelon recorded a charge of $167 million in the third quarter for severance and related postretirement health and welfare benefits and pension and postretirement curtailment costs associated with The Exelon Way. See Note 11 - Retirement Benefits for a description of the charges for the pension and postretirement benefit plans. Exelon based its estimate of the number of positions to be eliminated on management's current plans and its ability to determine the appropriate staffing levels to effectively operate the businesses. Exelon anticipates incurring further costs associated with The Exelon Way upon identifying additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

              The following table details, by segment, Exelon's total cash severance expense recorded as an operating and maintenance expense within the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2003.

                                                                                       Corporate and
                                          Energy                                        Intersegment
     Cash severance charges             Delivery     Generation      Enterprises        Eliminations       Consolidated
     ------------------------------------------------------------------------------------------------------------------
     Expense Recorded in Three Months Ended
      September 30, 2003              $       50     $       20      $         7            $     10       $         87
     Expense Recorded in Nine Months Ended
      September 30, 2003                      53             24                7                  11                 95
     ------------------------------------------------------------------------------------------------------------------

              The following table provides information on total cash severance expense recorded as an operating and maintenance expense within the Consolidated Statements of Income and Comprehensive Income of ComEd, PECO and Generation:

     Cash severance charges                                                 ComEd               PECO         Generation
     ------------------------------------------------------------------------------------------------------------------
     Expense Recorded in Three Months Ended
      September 30, 2003                                             $        37            $     13       $         20
     Expense Recorded in Nine Months Ended
      September 30, 2003                                                      37                  16                 24
     ------------------------------------------------------------------------------------------------------------------

              The following tables provide a reconciliation of the liability recorded by Exelon, ComEd, PECO and Generation for severance benefits:

                                             Balance at                                     Other            Balance at
     Cash severance obligations         January 1, 2003     Additions     Payments    Adjustments    September 30, 2003
     ------------------------------------------------------------------------------------------------------------------
     Exelon                                    $     45     $      95    $    (25)      $       3             $     118
     ComEd                                           15            37         (10)             --                    42
     PECO                                            --            16           --             --                    16
     Generation                                      14            24          (4)              3                    37
     ------------------------------------------------------------------------------------------------------------------


     11.      RETIREMENT BENEFITS (Exelon, ComEd, PECO and Generation)

              During the third quarter of 2003, Exelon announced an amendment related to the benefit provisions of its postretirement welfare benefit plans. The amendment was effective August 1, 2003 and reduced the benefits attributable to prior service through increased retiree cost-sharing for medical coverage. The changes in the postretirement welfare plan design due to the amendment were incorporated into the August 1, 2003 remeasurement of the plan obligation discussed below. The amendment resulted in a reduction of the accumulated projected benefit obligation related to the postretirement welfare benefit plans of approximately $337 million and a reduction of cost of $36 million. Exelon recognized approximately $14 million of this cost reduction in the third quarter of 2003 with the remainder to be recognized in the fourth quarter of 2003.

              Due to The Exelon Way and the overall reduction in active employees during the third quarter of 2003, certain defined benefit pension plans and postretirement welfare benefit plans were subject to remeasurement as of August 1, 2003. The threshold basis for curtailment remeasurement was a reduction in future service greater than 5%. The curtailment of certain of the pension plans resulted in a reduction of the additional minimum liability and a decrease in the intangible pension asset of $10 million. Overall, the projected benefit obligation of the pension plan increased by $1 million due to the curtailment. The projected benefit obligation associated with the postretirement benefit plans increased by $17 million due to the curtailment.

              The remeasurements of the plan obligations resulted in accelerated recognition of a portion of the prior service cost generated by the pension and postretirement benefit plans, resulting in the recognition of curtailment charges during the third quarter of 2003. The magnitude of the curtailment charge differed by registrant based on the number of participants identified for termination and the amount of the unrecognized prior service costs at the date of remeasurement. The following table provides information regarding the curtailment charges recorded in operating and maintenance expense within the Consolidated Statements of Income and Comprehensive Income during the three months ended September 30, 2003 due to the accelerated recognition of a portion of the prior service cost:

     Curtailment charges                                           Pension plans             Other postretirement plans
     ------------------------------------------------------------------------------------------------------------------
     Exelon                                                            $      11                              $      15
     ComEd                                                                     1                                      1
     PECO                                                                      6                                     10
     Generation                                                                3                                      4
     ------------------------------------------------------------------------------------------------------------------


              During the third quarter of 2003, Exelon recognized an additional charge associated with special health and welfare benefits offered through The Exelon Way. The following table provides information regarding the charges recorded as an operating and maintenance expense within the Consolidated Statements of Income and Comprehensive Income during the three months ended September 30, 2003:

     Special health and welfare charges                                                      Other postretirement plans
     ------------------------------------------------------------------------------------------------------------------
     Exelon                                                                                                   $      54
     ComEd                                                                                                           20
     PECO                                                                                                            12
     Generation                                                                                                      20
     ------------------------------------------------------------------------------------------------------------------


     12. LONG-TERM DEBT AND PREFERRED SECURITIES (Exelon, ComEd, PECO and Generation)

              Effective July 1, 2003, ComEd and PECO reclassified the carrying values of their preferred securities issued prior to June 1, 2003 from equity to liabilities in conjunction with the adoption of SFAS No. 150. The total amounts reclassified from equity to liabilities were $422 million, $344 million and $78 million for Exelon, ComEd and PECO, respectively. See
     Note 2 - New Accounting Principles and Accounting Changes for additional information regarding the adoption of FIN No. 46 and SFAS No. 150.

              On September 30, 2003, ComEd retired $250 million of variable interest medium term notes due September 30, 2003.

              On September 30, 2003, ComEd redeemed $42 million of variable rate Pollution Control Revenue Bonds, 1994 B Series, due October 15, 2014 originally issued through the Illinois Development Finance Authority.

              On September 24, 2003, ComEd issued $42 million of variable interest Pollution Control Revenue Refunding Bonds due November 1, 2019 through the Illinois Development Finance Authority.

              On August 25, 2003, ComEd issued $250 million of 4.74% First Mortgage Bonds, due in 2010. These bond issuances were used to finance the repayment and early retirement of long-term debt.

              On July 15, 2003, ComEd retired $100 million of its First Mortgage Bonds due July 15, 2003. The 6.625% bonds were refinanced with long-term debt issued on August 25, 2003.

              On May 15, 2003, ComEd redeemed $42 million of 5.875% Pollution Control Revenue Bonds 1977 Series A, due May 15, 2007 originally issued through the Illinois Industrial Pollution Control Financing Authority.

              On May 8, 2003, ComEd issued $40 million of variable interest Pollution Control Revenue Refunding Bonds due May 15, 2017 through the Illinois Development Finance Authority.

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

              On March 20, 2003, ComEd Financing I, a wholly owned financing subsidiary of ComEd, redeemed $200 million of trust preferred securities at a redemption price of 100% of the principal amount, plus accrued distributions. ComEd redeemed $206 million of subordinated debentures issued to ComEd Financing I. The preferred securities, which carried an interest rate of 8.48%, were refinanced with the proceeds from a March 17, 2003 issue of $200 million of trust preferred securities by ComEd Financing III, a wholly owned financing subsidiary of ComEd, which have an annual distribution rate of 6.35% and are mandatorily redeemable in 2033. The subordinated debentures, which carried an interest rate of 8.48%, were refinanced with the proceeds from a March 17, 2003 issue of $206 million of subordinated debentures from ComEd to ComEd Financing III, which have an annual distribution rate of 6.35% and are mandatorily redeemable in 2033.

              On March 18, 2003, ComEd redeemed $236 million of its First Mortgage Bonds, at a redemption price of 103.863% of the principal amount, plus accrued interest. The bonds, which carried an interest rate of 8.375%, were refinanced with long-term debt issued on April 7, 2003.

              On January 22, 2003, ComEd issued $350 million of 3.70% First Mortgage Bonds, due in 2008 and $350 million of 5.875% First Mortgage Bonds, due in 2033. These bond issuances were used to refinance long-term debt that had been previously retired during the third and fourth quarters of 2002.

              During the nine months ended September 30, 2003, Exelon and ComEd retired $267 million and $52 million of commercial paper classified as long-term debt, respectively.

              During the nine months ended September 30, 2003, Exelon retired $493 million of transitional funding trust notes, comprised of $254 million for ComEd and $239 million for PECO.

              During the nine months ended September 30, 2003, ComEd recorded prepayment premiums of $15 million and net unamortized premiums, discounts and debt issuance expenses of $57 million associated with the early retirement of debt in 2003 that have been deferred by ComEd in regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.

              During June 2003, PECO issued $103 million of subordinated debentures to PECO Trust IV in connection with the issuance by PECO Trust IV of $100 million of preferred securities with an annual distribution rate of 5.75% that are mandatorily redeemable in 2033. The trust preferred securities were recorded as liabilities of PECO as of June 30, 2003 in accordance with SFAS No. 150. Effective July 1, 2003, PECO Trust IV was deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN No. 46. See Note 2 - New Accounting Principles and Accounting Changes for further information. The $103 million of subordinated debentures issued by PECO to PECO Trust IV was recorded as long-term debt to affiliate within the Consolidated Balance Sheets. The proceeds of the issue were used to redeem the trust preferred securities and preferred stock discussed below.

              Also on June 24, 2003, PECO Energy Capital Trust II, a wholly owned financing subsidiary of PECO, redeemed $50 million of its 8.00% trust preferred securities at a redemption price of $25 per trust receipt, plus accrued and unpaid distributions. PECO redeemed $52 million of subordinated debentures to PECO Energy Capital Trust II.

              On June 11, 2003, PECO redeemed $50 million of its $7.48 preferred stock at a redemption price of $103.74 per share, plus accrued and unpaid dividends.

              On April 28, 2003, PECO issued $450 million of 3.50% First and Refunding Mortgage Bonds due on May 1, 2008. The proceeds from the sale of the bonds were used to repay aggregate principal of maturing debt and to repay commercial paper that was used to refinance long-term debt.

              On June 3, 2003, Generation issued $17 million of variable rate Pollution Control Revenue Refunding Bonds, Series A, due June 1, 2027 through the Indiana County Industrial Development Authority (Pennsylvania). The proceeds of these bonds were used to refund $17 million of Pollution Control Revenue Refunding Bonds, due June 1, 2027, issued on behalf of PECO.

              During the third quarter of 2003, an event of default occurred related to the EBG Facility. See Note 3 - Acquisitions, Dispositions and Retirements for further information.

              On September 29, 2003, Generation closed on an $850 million revolving credit facility that replaced a $550 million revolving credit facility that had originally closed on June 13, 2003. Generation used the facility to make the first payment to Sithe relating to the $536 million note that was used to purchase Exelon New England. This note was restructured in June 2003 to provide for a payment of $210 million of the principal on June 16, 2003, payment of $236 million of the principal on the earlier of December 1, 2003 or change of control of Generation, and payment of the remaining principal on the earlier of December 1, 2004 or change of control of Generation. At September 30, 2003, Generation had $640 million available under this credit facility.

              Exelon, ComEd, PECO and Generation maintain a $1.5 billion 364-day credit facility to support commercial paper issuances. At September 30, 2003, sublimits under the credit facility were $1.0 billion, $100 million and $400 million for Exelon Corporate, ComEd and PECO, respectively. Generation did not have a sublimit under the facility at September 30, 2003. Exelon Corporate, ComEd and PECO had approximately $720 million, $360 million and $75 million available under the credit facility, respectively, reflecting commercial paper, letters of credit and loans outstanding at September 30, 2003. At September 30, 2003, commercial paper outstanding was $70 million and $12 million at Exelon Corporate and PECO, respectively. ComEd and Generation did not have any commercial paper outstanding at September 30, 2003.

              See Note 8 - Fair Value of Financial Assets and Liabilities for additional information regarding interest rate swaps of ComEd, PECO and Generation.

     13. RELATED-PARTY TRANSACTIONS (Exelon, ComEd, PECO and Generation)

     ComEd
              ComEd's financial statements reflect related-party transactions as reflected in the tables below.

                                                                                 Three Months               Nine Months
                                                                          -------------------       -------------------
                                                                          Ended September 30,       Ended September 30,
                                                                          -------------------       -------------------
                                                                            2003         2002         2003         2002
     -----------------------------------------------------------------------------------------------------------------------
     Operating revenues from affiliates
       Generation (1)                                                   $     16     $     22    $      42    $      41
       Enterprises (1)                                                         4            4            7            8
     Purchased power from affiliate
       Generation (2)                                                        885          967        1,984        2,046
     Operating & maintenance from affiliates
       BSC (3)                                                                32           29           84           94
       Enterprises (4, 5)                                                      8            4           14           10
     Interest income from affiliates
       UII (6)                                                                 5            8           17           23
       Exelon intercompany money pool (10)                                     1           --            2           --
       Other                                                                  --           --            1           --
     Capitalized costs
       BSC (3)                                                                 1            3            3            6
       Enterprises (5)                                                        10            3           21           16
     Cash dividends paid to parent                                            94          118          305          353
     -----------------------------------------------------------------------------------------------------------------------

                                                                               September 30, 2003     December 31, 2002
     -----------------------------------------------------------------------------------------------------------------------
     Receivables from affiliates (current)
       UII (6)                                                                          $      --               $    15
       Exelon intercompany money pool (10)                                                    147                    --
       Other                                                                                    4                    --
     Receivables from affiliates (noncurrent)
       UII (6)                                                                              1,071                 1,284
       Generation (8)                                                                       1,144                    --
       Other                                                                                   13                    16
     Payables to affiliates (current)
       Generation decommissioning (7)                                                          11                    59
       Generation (1, 2)                                                                      162                   339
       BSC (3)                                                                                 13                    18
     Payables to affiliates (noncurrent)
       Generation decommissioning obligation (7)                                               33                   218
       Other                                                                                    6                     6
     Shareholders' equity - receivable from parent (9)                                        509                   615
     -----------------------------------------------------------------------------------------------------------------------

     (1) ComEd provides electric, transmission, and other ancillary services to Generation and Enterprises.

     (2) Effective January 1, 2001, ComEd entered into a PPA with Generation. See Note 9 - Commitments and Contingencies for further information regarding the PPA. The Generation payable primarily consists of services related to the PPA.

     (3) ComEd receives a variety of corporate support services from Exelon Business Services Company (BSC), including legal, human resource, financial, information technology, supply management and corporate governance services. A portion of such services, provided at cost including applicable overhead, is capitalized.

     (4) ComEd has contracted with Exelon Services (an Enterprises company) to provide energy conservation services to ComEd customers.

     (5)  ComEd   receives   substation   and   transmission   engineering   and
          construction services under contracts with InfraSource. A portion of such services is capitalized.






     (6) ComEd has a note and interest receivable with a variable interest rate of the one month forward LIBOR rate plus 50 basis points from Unicom Investments Inc. (UII) relating to the December 1999 fossil plant sale. This note matures in December 2011.

     (7) ComEd has a short-term and long-term payable to Generation, primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation.

     (8) ComEd has a receivable from Generation related to a regulatory liability as a result of the adoption of SFAS No. 143. For further information see Note 2 - New Accounting Principles and Accounting Changes.

     (9) ComEd has a non-interest bearing receivable from Exelon related to Exelon's agreement to fund future income tax payments resulting from the collection by ComEd of instrument funding changes. The receivable is expected to be settled over the years 2003 through 2008.

     (10) ComEd participates in Exelon's intercompany money pool. ComEd earns interest on its investments in the money pool at a market rate of interest.

     Exelon and PECO
     Exelon and PECO's financial statements reflect related-party transactions with its unconsolidated financing subsidiary, PECO Trust IV, as reflected in the tables below.

                                                                                 Three Months               Nine Months
                                                                                 ------------               -----------
                                                                          Ended September 30,       Ended September 30,
                                                                          -------------------       -------------------
                                                                            2003         2002         2003         2002
     ------------------------------------------------------------------------------------------------------------------
     Interest expense to PECO Trust IV (1)                             $       2    $      --    $       2    $      --
     ------------------------------------------------------------------------------------------------------------------


                                                                               September 30, 2003     December 31, 2002
     ------------------------------------------------------------------------------------------------------------------
     Note receivable from PECO Trust IV (long-term) (1)                             $           1             $      --
     Debt to PECO Trust IV (1)                                                                103                    --
     ------------------------------------------------------------------------------------------------------------------

     (1) As of July 1, 2003, PECO Trust IV, a wholly owned financing subsidiary of PECO created in May 2003, is no longer consolidated within the financial statements of Exelon or PECO pursuant to the provisions of FIN No. 46. Amounts owed to PECO Trust IV are recorded as long-term debt to affiliate within the Consolidated Balance Sheets, and interest owed to PECO Trust IV is recorded as interest expense within the Consolidated Statements of Income and Comprehensive Income. A note receivable was recorded as of July 1, 2003 representing amounts owed to PECO from PECO Trust IV related to debt issuance costs paid by PECO. PECO holds $3 million of the common securities issued by PECO Trust IV.

     PECO
              In addition to the transactions described above, PECO's financial statements reflect a number of related-party transactions as reflected in the table below.

                                                                                 Three Months               Nine Months
                                                                                 ------------               -----------
                                                                          Ended September 30,       Ended September 30,
                                                                          -------------------       -------------------
                                                                            2003         2002         2003         2002
     ------------------------------------------------------------------------------------------------------------------
     Operating revenues from affiliate
       Generation (1)                                                  $       3    $       3    $       8    $       9
       Other                                                                  --           --            1           --
     Purchased power from affiliate
       Generation (2)                                                        421          441        1,101        1,090
     Operating & maintenance from affiliates
       BSC (3)                                                                14           10           36           36
       Enterprises (4)                                                        --            5            3           21
     Capitalized costs
       BSC (3)                                                                 1            2            6            8
       Enterprises (4)                                                        10            6           23           16
     Cash dividends paid to parent                                            79           85          244          255
     ------------------------------------------------------------------------------------------------------------------

                                                                                September 30, 2003    December 31, 2002
     ------------------------------------------------------------------------------------------------------------------
     Payables to affiliates (current)
       Generation (2)                                                                   $      123            $     124
       BSC (3)                                                                                  18                   26
       Enterprises (4)                                                                          --                   19
       Other                                                                                     1                    1
     Payable to affiliate (noncurrent)
       Generation (5)                                                                            7                   --
     Shareholders' equity - receivable from parent (6)                                       1,661                1,758
     ------------------------------------------------------------------------------------------------------------------

     (1)  PECO provides energy to Generation for Generation's own use.
     (2) Effective January 1, 2001, PECO entered into a PPA with Generation. See Note 9 - Commitments and Contingencies for further information regarding the PPA.
     (3) PECO receives a variety of corporate support services from BSC, including legal, human resource, financial, information technology, supply management and corporate governance services. Such services are provided at cost, including applicable overhead. Some of these costs are capitalized.
     (4) PECO receives services from Enterprises for construction, which are capitalized, and the implementation of automated meter reading technology, which are expensed.
     (5) PECO has a payable to Generation related to a regulatory asset as a result of the adoption of SFAS No. 143. See Note 2 - New Accounting Principles and Accounting Changes for further discussion of the adoption of SFAS No. 143.
     (6) PECO has a non-interest bearing receivable from Exelon related to Exelon's agreement to fund future income tax payments resulting from the collection of PECO's stranded costs recovery. The receivable is expected to be settled over the years 2003 through 2010.

     Exelon and Generation
     Exelon  and  Generation's   financial   statements  reflect   related-party
     transactions with unconsolidated affiliates as reflected in the tables below.

                                                                                 Three Months               Nine Months
                                                                                 ------------               -----------
                                                                          Ended September 30,       Ended September 30,
                                                                          -------------------       -------------------
                                                                            2003         2002         2003         2002
     ------------------------------------------------------------------------------------------------------------------
     Purchased power from AmerGen (1)                                  $     133    $     104    $     310    $     220
     Interest income from AmerGen (2)                                         --            1            1            2
     Interest expense to Sithe (3)                                             2           --            7           --
     Services provided to AmerGen (4)                                         50           16           85           46
     Services provided to Sithe (5)                                           --           --            1            1
     Services provided by Sithe (6,7)                                         --            3            5            5
     ------------------------------------------------------------------------------------------------------------------

                                                                               September 30, 2003     December 31, 2002
     ------------------------------------------------------------------------------------------------------------------
     Net receivable from AmerGen (1,2,4)                                            $          --             $      39
     Net payable to AmerGen (1,2,4)                                                            22                    --
     Net receivable from Sithe (3,5,6,7)                                                        1                    --
     Net payable to Sithe (3,5,6,7)                                                            --                     7
     Note payable to Sithe (3)                                                                326                   534
     ------------------------------------------------------------------------------------------------------------------

     (1) Generation has entered into PPAs dated June 26, 2003, December 18, 2001, and November 22, 1999 with AmerGen. Generation has agreed to purchase 100% of the energy generated by Oyster Creek through April 9, 2009. Generation has agreed to purchase all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Generation agreed to purchase all of the residual energy from Clinton not sold to Illinois Power through December 31, 2004. Currently, the residual output is approximately 31% of the total output of Clinton, but will increase to 100% and the obligation will continue until the Clinton NRC license expires in 2026. See Note 15 - Subsequent Events regarding Generation's agreement to purchase British Energy's interest in AmerGen.
     (2) In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the one-month London Interbank Offering Rate plus 2.25%. In July 2002, the limit of the loan agreement was increased to $100 million and the maturity date was extended to July 1, 2003. The principal balance of the loan was paid in full during the second quarter of 2003.
     (3) Under the terms of the agreement to acquire Exelon New England dated November 1, 2002, Generation issued a $534 million note due on June 18, 2003 to Sithe. In June 2003, the principal of the note was increased $2 million, and the payment terms of the note were changed. Generation paid $210 million of principal in June 2003, $236 million of the principal is to be paid by December 1, 2003 or upon change of control of Generation, and the balance of the note is to be paid by December 1, 2004 or upon change of control of Generation. The note bears interest at the rate equal to LIBOR plus 0.875%. Interest accrued on the note as of September 30, 2003 was less than $1 million.
     (4) Under a service agreement dated March 1, 1999, Generation provides certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen with 90 days notice. Generation is compensated for these services at cost.
     (5) Under a service agreement dated December 18, 2000, Generation provides engineering and environmental services for fossil facilities owned by Sithe and for certain developmental projects. Generation is compensated for these services at cost.
     (6) Under a service agreement dated December 18, 2000, Sithe provides Generation fuel and project development services. Sithe is compensated for these services at cost.
     (7) Under a service agreement dated November 1, 2002, Sithe provides Generation certain transition services related to the transition of the Exelon New England asset acquisition, which occurred November 2002.

     Generation
              In addition to the transactions described above, Generation's financial statements reflect a number of related-party transactions as reflected in the tables below.

                                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                                 --------------------------------       -------------------------------
                                                             2003            2002                2003              2002
     ------------------------------------------------------------------------------------------------------------------
     Operating revenues from affiliates
       ComEd (1)                                          $   885        $    949            $  1,984         $   2,029
       PECO (1)                                               421             441               1,101             1,090
       Exelon Energy Company (2)                               51              73                 161               190
     Purchased power from affiliates
       ComEd (4)                                               11              --                  31                13
       PECO (4)                                                --              --                  --                 1
       Exelon Energy Company (4)                               --               6                   9                13
     Operating & maintenance from affiliates
       ComEd (4)                                                5               4                  11                11
       PECO (4)                                                 3               3                   8                 8
       BSC (6)                                                 46              33                 117               117
     Interest expense - affiliate
       Exelon intercompany money pool (8)                       1              --                   2                --
       Exelon (3)                                              --               1                   2                 3
     Cash distribution paid to member                          71              30                 116                30
     ------------------------------------------------------------------------------------------------------------------

                                                                               September 30, 2003     December 31, 2002
     ------------------------------------------------------------------------------------------------------------------
     Receivables from affiliates (current)
       ComEd  (1)                                                                     $       162             $     339
       ComEd decommissioning receivable (7)                                                    11                    59
       PECO (1)                                                                               123                   124
       BSC (6)                                                                                 --                    14
       Exelon Energy Company (2)                                                               16                    19
       Other                                                                                    1                    --
     Receivables from affiliates (noncurrent)
       ComEd decommissioning receivable (7)                                                    33                   218
       PECO decommissioning receivable (5)                                                      7                    --
       Other                                                                                   --                     2
     Payables to affiliates (current)
       Exelon (3)                                                                               2                     3
       BSC (6)                                                                                 43                    --
     Payable to affiliate (noncurrent)
       ComEd decommissioning (5)                                                            1,144                    --
     Notes payable to affiliate - Exelon (3)                                                    4                   329
     Notes payable to affiliates - Exelon intercompany money pool (8)                         147                    --
     ------------------------------------------------------------------------------------------------------------------

     (1) Effective January 1, 2001, Generation entered into PPAs with ComEd and PECO. See Note 9 - Commitments and Contingencies for further information on the PPAs. In 2002, Generation recorded transmission expense to ComEd of $18 million and $17 million in the three and nine months, respectively, as a reduction of revenue.
     (2) Generation sells power to Exelon Energy Company (an Enterprises company).
     (3) Generation has a payable to Exelon related to certain compensation plans.







     (4) Generation purchases power from PECO for Generation's own use, buys back excess power from Exelon Energy Company and purchases transmission and ancillary services from ComEd and PECO. In 2002, Generation recorded transmission expense to ComEd of $18 million and $17 million in the three and nine months, respectively, as a reduction of revenue.
     (5) Generation has a long-term payable to ComEd and a long-term receivable from PECO as a result of the adoption of SFAS No. 143. See Note 2 - New Accounting Principles and Accounting Changes for further discussion of the adoption of SFAS No. 143.
     (6) Generation receives a variety of corporate support services from BSC, including legal, human resource, financial, information technology, supply management and corporate governance services. Such services are provided at cost, including applicable overhead. Some third-party reimbursements due Generation are recovered through BSC.
     (7) Generation has a short-term and had a long-term receivable from ComEd, primarily representing ComEd's legal requirements to remit collections of nuclear decommissioning costs from customers to Generation resulting from the 2001 corporate restructuring.
     (8) Generation participates in Exelon's intercompany money pool. Generation pays interest on its borrowings from the money pool at a market rate of interest.


     14. SUPPLEMENTAL FINANCIAL INFORMATION (Exelon, ComEd and PECO)

                                                                                        September 30,      December 31,
     ComEd                                                                                       2003              2002
     ------------------------------------------------------------------------------------------------------------------
     Regulatory Assets (Liabilities)
     Nuclear decommissioning
       (see Note 2 - New Accounting Principles and Accounting Changes)                      $  (1,144)        $      --
     Nuclear decommissioning costs for retired plants                                              --               248
     Recoverable transition costs                                                                 141               175
     Reacquired debt costs and interest rate swap settlements                                     163                84
     Recoverable deferred income taxes                                                            (64)              (68)
     Other                                                                                         24                 8
     ------------------------------------------------------------------------------------------------------------------
     Total                                                                                  $    (880)        $     447
     ==================================================================================================================


                                                                                        September 30,      December 31,
     PECO                                                                                        2003              2002
     ------------------------------------------------------------------------------------------------------------------
     Regulatory Assets
     Competitive transition charge                                                          $   4,381         $   4,639
     Recoverable deferred income taxes                                                            752               729
     Non-pension postretirement benefits                                                           60                64
     Reacquired debt costs                                                                         49                53
     Nuclear decommissioning and decontamination funds                                             27                32
     Nuclear decommissioning
       (see Note 2 - New Accounting Principles and Accounting Changes)                              7                --
     MGP regulatory asset (see Note 9 - Commitments and Contingencies)                             16                20
     Compensated absences                                                                           9                 6
     Postemployment benefits                                                                        3                 3
     ------------------------------------------------------------------------------------------------------------------
     Long-term regulatory assets                                                                5,304             5,546
     Deferred energy costs (current asset)                                                         64                31
     ------------------------------------------------------------------------------------------------------------------
     Total                                                                                  $   5,368         $   5,577
     ==================================================================================================================

              Exelon's long-term regulatory assets and liabilities as of September 30, 2003 were $5,304 million and $880 million, respectively. Exelon's long-term regulatory assets as of December 31, 2002 were $5,993 million.

              ComEd's depreciation, which is included in cost of service for rate purposes, includes an estimated cost of dismantling and removing plant from service upon retirement. ComEd has estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $1.2 billion at September 30, 2003 in accordance with regulatory accounting practice.

              PECO has historically incurred removal costs in excess of amounts recovered in rates. As such, PECO does not have any amounts embedded in accumulated depreciation as of September 30, 2003.


     15.      SUBSEQUENT EVENTS (Exelon, ComEd and Generation)

     ComEd
              On October 7, 2003, ComEd redeemed $150 million of First Mortgage Bonds, at a redemption price of 103.765% of the principal amount, plus accrued interest. The bonds, which carried an interest rate of 7.750%, were refinanced with long-term debt issued on August 25, 2003.

     Generation
              On October 1, 2003, Generation notified Midwest Generation of its exercise of certain termination options under the existing Collins Generation Station and Peaking Unit Purchase Power Agreements, releasing 303 MWs for 2004, the fifth and final year of the contract. With the exercise of the termination options on the peaking plants in addition to the exercise of the options on the coal plants in June 2003 (see Note 9 - Commitments and Contingencies for further information regarding the Coal Generation PPA), the contract with Midwest Generation is finalized for 2004. Generation will take 1,696 MWs of non-option coal capacity, 687 MWs of option coal capacity, 1,084 MWs of Collins Station capacity and 392 MWs of peaking capacity from Midwest Generation in 2004. In total, Generation has retained 3,859 MWs of capacity under the terms of the three existing PPAs with Midwest Generation.

                On October 2, 2003, Mitsubishi Heavy Industries, LTD (MHI) and Mitsubishi Heavy Industries of America (MHIA) filed a New York state court action against Exelon Mystic Development, LLC (Mystic) and Exelon Fore River Development, LLC (Fore River) seeking to enjoin these indirect subsidiaries of Generation from drawing upon letters of credit posted to guarantee MHI's performance under certain gas turbine contracts. MHI and MHIA also seek $34 million from these entities in connection with work performed on these contracts. Generation believes that Mystic and Fore River's contracts with MHI and MHIA have been assigned to Raytheon and that the claims against the Generation entities are without merit.

              On October 10,  2003,  Exelon  executed an  agreement  to purchase
     British Energy's 50% interest in AmerGen for $276.5 million. The transaction is expected to close in the first half of 2004. The purchase price matched the offer by FPL Energy, which announced on September 11, 2003 that it intended to buy British Energy's share of AmerGen. Under the AmerGen limited liability company operating agreement between Exelon and British Energy, either party can exercise a right of first refusal by matching any bona fide third-party offer agreed to by the other member. See
     Note 4 - Unconsolidated Investments for additional information regarding AmerGen.

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

              See Note 7 of the Condensed Combined Notes to Consolidated Financial Statements for further segment information.

     CRITICAL ACCOUNTING ESTIMATES
              Management  of  each  of  the   registrants   makes  a  number  of
     significant estimates, assumptions and judgments in the preparation of their financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2002 Form 10-K for a discussion of the estimates and judgments necessary in the registrants' accounting for derivative instruments, regulatory assets and liabilities, nuclear decommissioning, asset impairments, defined benefit pension and other postretirement welfare benefits, stock-based compensation plans, business combinations, unbilled energy revenues, long-term contract accounting and environmental costs. Set forth below is an update to the 2002 Form 10-K.

     Asset Impairments (Exelon, ComEd, PECO and Generation)
              Exelon evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable. The review of assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows. A variation in an assumption could result in a different conclusion regarding the realizability of the asset. The potential impact of recognizing an impairment on the assets reported within the Consolidated Balance Sheets, as well as on net income, could be and has been material to the consolidated financial statements.

              During the second quarter of 2003, Exelon recorded an impairment charge related to investments held by Enterprises of approximately $35 million (before income taxes). Management determined that an other-than-temporary decline in the fair value of these investments had occurred and considered various factors in the decision to record an impairment of the investments, including recent third-party valuations of the investments. The other-than-temporary determination was significant because any increase in fair value of these investments will not be recoverable until they are sold. Had management determined otherwise, no impairment charge would have been recorded. The valuations of these investments, which form the basis for the impairment charge, required assumptions regarding the future earnings potential of these investments. Actual results from these investments have fluctuated in the past and are expected to continue.

              During the first and third quarters of 2003, Generation recorded impairment charges totaling $255 million (before income taxes) associated with a decline in the fair value of its investment in Sithe. In reaching that decision, management considered various factors, including negotiations to sell its investment in Sithe, which indicated an other-than-temporary decline in fair value. The charges included estimates of potential guarantees under FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN No. 45) associated with the sale of the investment, which are subject to change.

              During  the  third  quarter  of  2003,   Generation   recorded  an
     impairment charge related to the long-lived assets of Exelon Boston Generating, LLC (EBG), an indirect subsidiary of Generation, of $945 million (before income taxes) due to its decision to transition out of the ownership of EBG. See Note 3 of the Condensed Combined Notes to Consolidated Financial Statements for further information. In determining the amount of the impairment charge, management compared the carrying value of EBG's long-lived assets to their estimated fair value. The fair value was determined using the estimated future discounted cash flows from those assets. Forecasted cash flows incorporated assumptions relative to the period of time that Generation will continue to own and operate EBG. The time required to fully transition out of ownership of EBG is uncertain and subject to change. Exelon used a probability-weighted approach for developing estimates of future cash flows with the most likely scenarios weighted higher. A change in Exelon's probability assessment for each scenario could have a significant impact on the estimated future cash flows. Exelon utilized a discount rate based upon valuations of the business developed at the purchase date.

     Goodwill (Exelon, ComEd)
              ComEd had approximately $4.7 billion of goodwill recorded at September 30, 2003. The goodwill will remain at its recorded amount unless it is determined to be impaired, which is based upon an analysis of expected future cash flows. Exelon and ComEd perform an assessment for impairment of their goodwill at least annually, or more frequently, if events or circumstances indicate that goodwill might be impaired. The annual goodwill impairment assessment will be performed in the fourth quarter of 2003. Discounted cash flow models will be used to determine the fair value of the Reporting Units in the annual assessment. The discounted cash flow models include significant assumptions regarding revenue growth rates, general expense escalation rates, impacts of The Exelon Way, allowed return on equity and a risk-adjusted discount rate. These assumptions are subject to change from period to period.

              If an impairment is determined at ComEd, the amount of the impaired goodwill will be written-off and expensed at ComEd. Under current regulations, a significant goodwill impairment may restrict ComEd's ability to pay dividends. ComEd is pursuing various solutions to address ComEd's ability to pay dividends if a significant goodwill impairment exists. Based upon Illinois legislation, goodwill impairments are excluded from determining whether or not the earnings cap amount has been met or exceeded. A goodwill impairment charge at ComEd may not affect Exelon's results of operations. Exelon's goodwill impairment test would include assessing the cash flows of the entire Energy Delivery business segment (a single Reporting Unit, which includes PECO, as defined under current accounting guidance), not just ComEd's cash flows.

              In connection with an agreement to sell certain businesses of InfraSource, Inc. (InfraSource), Exelon recorded an impairment charge during the second quarter of 2003 of approximately $48 million (before minority interest and income taxes) related to the goodwill recorded within the InfraSource Reporting Unit. Management of Enterprises primarily considered the negotiated sales price of InfraSource in determining the amount of the goodwill impairment charge. This charge was partially offset by a gain recorded during the third quarter of 2003 upon the closing of the sale.

     Severance Accounting (Exelon, ComEd, PECO and Generation)
              As  part of the  implementation  of The  Exelon  Way,  Exelon  has
    identified   1,042  positions  for  elimination  by  the  end  of  2004  and anticipates identifying additional positions for elimination in 2005 and 2006. Exelon will provide severance benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee's years of service with Exelon and compensation level. The registrants have recorded charges in the third quarter of 2003 related to severance benefits that are considered probable and can be reasonably estimated in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43" (SFAS No. 112). A significant assumption in calculating the severance charge was the determination of the number of positions to be eliminated. The registrants based their estimates on management's current plans and its ability to determine the appropriate staffing levels to effectively operate the businesses. Exelon anticipates incurring further costs associated with The Exelon Way upon identifying additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

     Defined Benefit Pension and Other Postretirement Welfare Benefits (Exelon, ComEd, PECO and Generation)
              During the third quarter of 2003, Exelon announced a benefit plan amendment that reduced the benefits attributable to prior service through increased retiree cost-sharing for medical coverage. Furthermore, in connection with the implementation of The Exelon Way during the third quarter of 2003, the overall reduction in active employees triggered a curtailment charge related to certain defined benefit pension and postretirement welfare benefit plans. Curtailment accounting applies when an event occurs that significantly reduces the expected years of future service of active plan participants. The expected reduction in plan participants ranged between five and ten percent of the total eligible participants of each plan that qualified for curtailment accounting. The plan amendment and curtailments resulted in remeasurements of the plan obligations as of August 1, 2003. The total increase in net periodic benefit costs due to the curtailments recorded during the third quarter of 2003 was $26 million. Pension and postretirement costs are anticipated to total $234 million in 2003, including the effects of the amendment and curtailments, compared to $111 million in 2002.

              The selection of key actuarial assumptions utilized in the measurement of the plan obligations drives the results of the analysis and the resulting charges. The long-term expected rate of return on plan assets
     (EROA) assumption used in calculating pension cost was 9.00% at August 1, 2003 compared to 9.50% at December 31, 2002. The EROA assumption used in calculating the other postretirement benefit obligation ranged from 7.52% to 8.68% at August 1, 2003 compared to 8.80% at December 31, 2002. A lower EROA is used in the calculation of other postretirement benefit costs as the other postretirement benefit trust activity is partially taxable while the pension trust activity is non-taxable. The Moody's Aa Corporate Bond Index was used as a basis in selecting the discount rate, using 6.60% at August 1, 2003 compared to 6.75% at December 31, 2002 in the estimate of pension expense and other postretirement benefit costs. The reduction in discount rate is due to the decline in Moody's Aa Corporate Bond Index during 2003.

     Real Estate Tax Assessments (Exelon, PECO and Generation)
              PECO and Generation are challenging real estate taxes assessed on nuclear plants since 1997. PECO is involved in litigation in which it is contesting Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA) taxes assessed in 1997 and has appealed local real estate assessments for 1998 and 1999 on its formerly owned Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2003, also regarding the valuation of its Limerick and Peach Bottom plants, its Quad Cities Station (Rock Island County, IL) and, through its ownership interest in AmerGen, Three Mile Island (Dauphin County, PA).

              During the third quarter of 2003, upon completion of updated nuclear plant appraisal studies, PECO and Generation recorded reductions of $58 million and $15 million, respectively, to reserves recorded for exposures associated with the real estate taxes. While PECO and Generation believe the resulting reserve balances as of September 30, 2003 reflect the most likely probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, "Accounting for Contingencies," the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the consolidated financial statements of PECO or Generation, and such adjustments could be material.

     Nuclear Decommissioning (Exelon and Generation)
              Generation adopted SFAS No. 143, "Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. SFAS No. 143 primarily affected the accounting for the decommissioning of Generation's nuclear generating plants and changed the method used to report the decommissioning obligation. Exelon and Generation recorded income of $112 million and $108 million (net of income taxes), respectively, as a cumulative effect of a change in accounting principle in connection with their adoptions of this standard in the first quarter of 2003.

              To estimate the fair value of the decommissioning obligation, management used a probability-weighted, discounted cash flow model with multiple scenarios. Key assumptions used in the determination of fair value included decommissioning cost studies prepared by a third party, annual cost escalation studies to determine escalation factors based on inflation indices, and the assignment of probabilities to various cost levels and various timing scenarios. These timing scenarios incorporated current license lives and life extensions and the timing of Department of Energy
     (DOE) acceptance for disposal of spent nuclear fuel. The estimated probability-weighted cash flows using these various scenarios were discounted using credit-adjusted, risk-free rates applicable to the various businesses. Significant changes in the assumptions underlying the items discussed above could materially affect the balance sheet amounts and future costs related to decommissioning recorded in the consolidated financial statements. Under SFAS No. 143, the fair value of the nuclear decommissioning obligation will continue to be adjusted on an ongoing basis as the model input factors change.

     NEW ACCOUNTING PRONOUNCEMENTS

              See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

     EXELON CORPORATION
     ------------------

     RESULTS OF OPERATIONS

     Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

     Net Income and Earnings Per Share

              Exelon's net loss for the three months ended September 30, 2003 was $102 million compared to net income of $551 million in 2002. Loss per diluted common share for the three months ended September 30, 2003 was $0.31 compared to income per diluted share of $1.70 in 2002. The overall decrease in income of $653 million resulted from charges recorded in 2003 associated with the impairment of the long-lived assets of EBG, severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way, and a decline in the fair value of Generation's investment in Sithe. These charges were partially offset by the reduction of property tax reserves at PECO and Generation and a gain recognized at Enterprises due to the sale of InfraSource during 2003.

     Results of Operations by Business Segment

              Exelon evaluates its performance on a business segment basis. The comparisons presented under this heading are comparisons of operating results and other statistical information for the three months ended September 30, 2003 to operating results and other statistical information for the same period in 2002. These results reflect intercompany transactions, which are eliminated in Exelon's consolidated financial statements.

              Exelon corporate operations provide the business segments a variety of support services including legal, human resources, financial, information technology, supply management and corporate governance services. These costs are allocated to the business segments. Additionally, the results of Exelon's corporate operations include costs for strategic long-term planning, certain governmental affairs, and interest costs and income from various investment and financing activities.

     Net Income (Loss) by Business Segment

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery                                      $    303         $     370          $   (67)          (18.1%)
     Generation                                               (428)              163             (591)            n.m.
     Enterprises                                                16                15                1             6.7%
     Corporate                                                   7                 3                4           133.3%
     -------------------------------------------------------------------------------------------------
     Total                                                $  (102)         $     551          $  (653)         (118.5%)
     =================================================================================================
     n.m. - not meaningful

     Results of Operations - Energy Delivery


                                                             Three Months Ended September 30,
                                                             --------------------------------
      Energy Delivery                                                       2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Operating revenues                                                $   2,886    $   3,162      $  (276)       (8.7%)
     Revenue, net of purchased power & fuel expense                        1,485        1,637         (152)       (9.3%)
     Operating income                                                        664          812         (148)      (18.2%)
     Income before income taxes                                              479          591         (112)      (19.0%)
     Net income                                                              303          370          (67)      (18.1%)
     -------------------------------------------------------------------------------------------------------------------

              The changes in Energy Delivery's revenue, net of purchased power and fuel expense, for the three months ended September 30, 2003 compared to the same period in 2002, included the following:
          o unfavorable weather impacts of $75 million, primarily the result of cooler summer weather,
          o unfavorable variance of $52 million due to changes in customer rates due to lower competitive transition charge (CTC) collections at ComEd,
          o    unfavorable  rate  mix of $21  million  at  PECO as a  result  of changes in monthly usage patterns by all customer classes,
          o    unfavorable  pricing  changes of $20  million  related to ComEd's purchased power agreement (PPA) with Generation,

          o unfavorable variance of $16 million under the ComEd PPA with Generation related to decommissioning collections associated with the adoption of SFAS No. 143 in 2003, which had no impact on net income as these amounts were recorded in depreciation and amortization expense in 2002 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements),
          o net favorable change of $8 million at ComEd as a result of 2002 third-party energy reconciliations,
          o lower PJM ancillary charges at PECO resulting in a favorable variance of $4 million, and
          o    net favorable changes due to customer choice of $3 million.

              The changes in operating income, other than changes in revenue, net of purchased power and fuel expense, for the three months ended September 30, 2003 compared to the same period in 2002, included the following:
          o decreased costs of $67 million associated with PECO's real estate taxes, including a reduction of reserves for real estate taxes of $58 million in 2003,
          o    decreased payroll expense of $22 million due to fewer employees,
          o lower amortization of ComEd's recoverable transition costs of $21 million in 2003,
          o a 2002 increase in the reserve for manufactured gas plant (MGP) investigation and remediation of $17 million, net of 2003 increases,
          o reduction of amortization expense of $16 million at ComEd for nuclear decommissioning of retired plants due to the adoption of SFAS No. 143 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements), which had no impact on net income as these amounts were recorded as purchased power in 2003,
          o decreased costs of $10 million associated with the initial implementation of automated meter reading services at PECO in 2002,
          o unfavorable variance of $101 million due to severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way,
          o unfavorable variance of $30 million due to higher storm-related costs,
          o unfavorable variance of $9 million due to employee fringe benefits, and
          o $8 million in 2003 at ComEd for use tax payments for periods prior to the merger of Exelon, Unicom Corporation and PECO on October 20, 2000 (Merger).

              The changes in other income and deductions for the three months ended September 30, 2003 compared to the same period in 2002 included a reduction in interest expense primarily related to a decrease of $21 million attributable to less outstanding debt and refinancing of existing debt at lower interest rates and a reduction of $12 million as a result of a 2002 reserve accrual for a potential plant disallowance from an audit performed in conjunction with ComEd's delivery services rate case. This $12 million was reversed in March 2003 as a result of the March 3, 2003 agreement. See the Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations section below for further information regarding the agreement.

              Energy Delivery's effective income tax rate was 36.7% for the three months ended September 30, 2003, compared to 37.4% for the same period in 2002.

     Energy Delivery Operating Statistics and Revenue Detail
              Energy Delivery's electric sales statistics and revenue detail were as follows:

                                                            Three Months Ended September 30,
                                                            --------------------------------
     Retail Deliveries - (in gigawatthours (GWhs))(1)                       2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Deliveries (2)
     Residential                                                          11,530       12,543       (1,013)      (8.1%)
     Small Commercial & Industrial                                         7,502        8,095         (593)      (7.3%)
     Large Commercial & Industrial                                         5,552        6,079         (527)      (8.7%)
     Public Authorities & Electric Railroads                               1,486        1,836         (350)     (19.1%)
     -----------------------------------------------------------------------------------------------------
        Total Bundled Deliveries                                          26,070       28,553       (2,483)      (8.7%)
     -----------------------------------------------------------------------------------------------------
     Unbundled Deliveries (3)
     Alternative Energy Suppliers
     ----------------------------
     Residential                                                             258          371         (113)     (30.5%)
     Small Commercial & Industrial                                         2,241        1,794          447       24.9%
     Large Commercial & Industrial                                         3,142        2,428          714       29.4%
     Public Authorities & Electric Railroads                                 426          299          127       42.5%
     -----------------------------------------------------------------------------------------------------
                                                                           6,067        4,892        1,175       24.0%
     -----------------------------------------------------------------------------------------------------
     PPO (ComEd Only)
     ----------------
     Small Commercial & Industrial                                           884          782          102       13.0%
     Large Commercial & Industrial                                           896        1,249         (353)     (28.3%)
     Public Authorities & Electric Railroads                                 428          345           83       24.1%
     -----------------------------------------------------------------------------------------------------
                                                                           2,208        2,376         (168)      (7.1%)
     -----------------------------------------------------------------------------------------------------
        Total Unbundled Deliveries                                         8,275        7,268        1,007       13.9%
     -----------------------------------------------------------------------------------------------------
     Total Retail Deliveries                                              34,345       35,821       (1,476)      (4.1%)
     =====================================================================================================

     (1) One GWh is the equivalent of one million kilowatthours (kWh).
     (2) Bundled service reflects deliveries to customers taking electric generation service under tariffed rates.
     (3) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier or ComEd's Power Purchase Option (PPO).

                                                            Three Months Ended September 30,
                                                            --------------------------------
     Electric Revenue                                                       2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Revenues (1)
     Residential                                                       $   1,226    $   1,318    $     (92)      (7.0%)
     Small Commercial & Industrial                                           698          757          (59)      (7.8%)
     Large Commercial & Industrial                                           373          402          (29)      (7.2%)
     Public Authorities & Electric Railroads                                 102          125          (23)     (18.4%)
     -----------------------------------------------------------------------------------------------------
        Total Bundled Revenues                                             2,399        2,602         (203)      (7.8%)
     -----------------------------------------------------------------------------------------------------
     Unbundled Revenues (2)
     Alternative Energy Suppliers
     ----------------------------
     Residential                                                              20           32          (12)     (37.5%)
     Small Commercial & Industrial                                            62           60            2        3.3%
     Large Commercial & Industrial                                            46           67          (21)     (31.3%)
     Public Authorities & Electric Railroads                                   8           10           (2)     (20.0%)
     -----------------------------------------------------------------------------------------------------
                                                                             136          169          (33)     (19.5%)
     -----------------------------------------------------------------------------------------------------
     PPO (ComEd Only)
     ----------------
     Small Commercial & Industrial                                            65           57            8       14.0%
     Large Commercial & Industrial                                            56           74          (18)     (24.3%)
     Public Authorities & Electric Railroads                                  26           19            7       36.8%
     -----------------------------------------------------------------------------------------------------
                                                                             147          150           (3)      (2.0%)
     -----------------------------------------------------------------------------------------------------
        Total Unbundled Revenues                                             283          319          (36)     (11.3%)
     -----------------------------------------------------------------------------------------------------
     Total Electric Retail Revenues                                        2,682        2,921         (239)      (8.2%)
     -----------------------------------------------------------------------------------------------------
        Wholesale and Miscellaneous Revenue (3)                              151          174          (23)     (13.2%)
     -----------------------------------------------------------------------------------------------------
     Total Electric Revenue                                            $   2,833    $   3,095    $    (262)      (8.5%)
     =====================================================================================================

     (1) Bundled revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO's tariffed rates also include a competitive transition charge.
     (2) Unbundled revenue reflects revenue from customers electing to receive electric generation service from an alternative energy supplier or ComEd's PPO. Revenue from customers choosing an alternative energy supplier includes a distribution charge and a CTC. Revenue from customers choosing ComEd's PPO includes an energy charge at market rates, transmission and distribution charges and a CTC. Transmission charges received from alternative energy suppliers are included in wholesale and miscellaneous revenue.
     (3) Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.

              The differences in electric retail revenues for the three months ended September 30, 2003 as compared to the same period in 2002 were attributable to the following:
                                                                      Variance
     --------------------------------------------------------------------------
     Weather                                                         $    (161)
     Rate changes                                                          (52)
     Customer choice                                                       (50)
     Rate mix                                                              (21)
     Volume                                                                 41
     Other effects                                                           4
     --------------------------------------------------------------------------
     Electric retail revenue                                         $    (239)
     ==========================================================================

     o Weather. The demand for electricity is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as "favorable weather conditions" because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact for the three months ended September 30, 2003 was unfavorable compared to the same period in 2002 as a result of cooler summer weather in 2003. Cooling degree-days in the ComEd and PECO service territories were 25% lower and 11% lower, respectively, in 2003 as compared to 2002.
     o Rate Changes. The decrease in revenues attributable to rate changes reflects decreased collections of $81 million in CTCs in 2003 by ComEd due to a decrease in CTC rates effective June 1, 2003, partially offset by higher wholesale market prices which increased energy revenue received under ComEd's PPO by $29 million.
     o Customer Choice. All ComEd and PECO customers have the choice to purchase energy from alternative suppliers. This affects revenues from the sale of energy but not revenue from the delivery of electricity since ComEd and PECO continue to deliver electricity that is purchased from alternative suppliers. For the three months ended September 30, 2003 and 2002, 18% and 14%, respectively, of energy delivered to Energy Delivery's customers was provided by alternative electric suppliers. The decrease in electric retail revenues includes a decrease in revenues of $36 million from customers in Illinois electing to purchase energy from an alternative retail electric supplier (ARES) or ComEd's PPO, and a decrease in revenues of $14 million from customers in Pennsylvania selecting an alternative electric generation supplier.
               The Pennsylvania Utility Commission's (PUC) Final Electric Restructuring Order established market share thresholds (MST) to promote competition. The MST requirements provide that if, as of January 1, 2003, less than 50% of residential and commercial customers have chosen an alternative electric generation supplier, the number of customers sufficient to meet the MST shall be randomly selected and assigned to an alternative electric generation supplier through a PUC determined process. On January 1, 2003, the number of customers choosing an alternative electric generation supplier did not meet the MST. In January 2003, PECO submitted to the PUC an MST plan to meet the 50% threshold requirement for its commercial customers, which was approved by the PUC in February 2003. As of March 31, 2003, an auction had been completed for the commercial customers. In May 2003, the customer enrollment phase was completed, and customers that did not choose to opt out of the program were transferred to the alternative electric generation suppliers. In February 2003, PECO filed a residential customer MST plan, and on May 1, 2003, the PUC approved the plan. The approved plan provides for a two-step process with a total of up to 400,000 residential customers being assigned to winning alternative electric generation supplier bidders: up to 100,000 in July 2003 and another 300,000 in December 2003. The auction for the first phase of the residential program received no supplier bids.
          Therefore, according to the MST plan requirements, 75% of those customers are required to be added to the auction for the second phase of the residential program for a total of 375,000 customers. In September 2003, the auction for the second phase of the residential customer MST plan resulted in two winning bidders who were awarded an aggregate of 267,000 customers. The selected customers will be transferred during December 2003. No renewable bids were received for any customers. Any customer transferred has the right to return to PECO at any time. PECO does not expect the transfer of customers pursuant to the MST plan to have a material impact on its results of operations, financial position or cash flows.
     o Rate Mix. Revenues related to changes in rate mix at PECO decreased $21 million due to changes in monthly usage patterns in all customer classes for the three months ended September 30, 2003 as compared to the same period in 2002.

     o Volume. Revenues from higher delivery sales, exclusive of the effect of weather, increased $40 million at ComEd due to an increased number of customers and increased usage per customer, primarily residential and small commercial and industrial. Revenues from delivery sales, exclusive of the effect of weather, increased $1 million at PECO.

              Energy Delivery's gas sales statistics and revenue detail were as follows:

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Deliveries to customers in million cubic feet (mmcf)                   2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                          3,498        3,805         (307)      (8.1%)
     Transportation                                                        6,012        7,542       (1,530)     (20.3%)
     -----------------------------------------------------------------------------------------------------
     Total                                                                 9,510       11,347       (1,837)     (16.2%)
     =====================================================================================================

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Revenue                                                                2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                      $      47    $      43    $       4        9.3%
     Transportation                                                            4            5           (1)     (20.0%)
     Resales and other                                                         2           19          (17)     (89.5%)
     -----------------------------------------------------------------------------------------------------
     Total                                                             $      53     $     67    $     (14)     (20.9%)
     =====================================================================================================

              The changes in gas retail revenue for the three months ended September 30, 2003 as compared to the same period in 2002, were as follows:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Rate changes                                                                                             $       6
     Volume                                                                                                          (2)
     -------------------------------------------------------------------------------------------------------------------
     Total gas retail revenues                                                                                $       4
     ===================================================================================================================

     o Rate Changes. The favorable variance in rate changes is attributable to increases of 15% and 7% in the purchased gas adjustment by the PUC effective March 1, 2003 and June 1, 2003, respectively. The average rate per million cubic feet for the three months ended September 30, 2003 was 18% higher than the same period in 2002. PECO's gas rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.

     o Volume. Delivery volume was lower in the three months ended September 30, 2003 compared to the same period in 2002 due to decreased retail sales in all customer classes.

              The reduction in transportation volumes and revenues was primarily the result of lower intercompany deliveries to Generation during the three months ended September 30, 2003 compared to the same period in 2002.

              Lower resale revenues are attributable to a decrease in off-system sales, exchanges and capacity releases during the three months ended September 30, 2003 compared to the same period in 2002.


     Results of Operations - Generation

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Operating revenues                                                $   2,537    $   2,213      $   324        14.6%
     Revenue, net of purchased power & fuel expense                          848          683          165        24.2%
     Operating income (loss)                                                (706)         187         (893)        n.m.
     Income (loss) before income taxes                                      (708)         265         (973)        n.m.
     Net income (loss)                                                      (428)         163         (591)        n.m.
     -------------------------------------------------------------------------------------------------------------------
     n.m. - not meaningful

              The changes in Generation's revenue, net of purchased power and fuel expense, for the three months ended September 30, 2003 compared to the same period in 2002, included the following:
     o increased market sales of electricity of $167 million primarily attributable to regional demand and higher prices, and reduced capacity payments as a result of releasing Midwest Generation options,
     o unfavorable weather conditions in the ComEd and PECO service territories in 2003 resulted in a net volume decrease, partially offset by price increases, resulting in a $121 million unfavorable variance on revenues from Energy Delivery,
     o increased decommissioning revenue from ComEd of $16 million associated with the adoption of SFAS No. 143, which was effective January 1, 2003,
     o mark-to-market losses on hedging activities of $18 million in 2003 compared to no gains or losses in 2002, and
     o increases of $13 million as a result of reduced proprietary trading activity and overall trade portfolio performance.

              Other significant factors affecting the changes in revenue, net of purchased power and fuel, include the impacts of the plants acquired during 2002 resulting in a net favorable variance of $60 million. In addition, the impacts of lower volumes of purchased power, which were partially offset by higher fuel costs, resulted in a net favorable impact of $49 million.

              The changes in operating income (loss), other than changes in revenue, net of purchased power and fuel expense, for the three months ended September 30, 2003 compared to the same period in 2002, included the following:
     o impairment charge of $945 million related to the long-lived assets of EBG,
     o $46 million in severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way,
     o higher costs of $15 million for employee medical, pension and other employee payroll and benefit costs in 2003,
     o increased operating and maintenance (O&M) costs of $30 million due to the acquisition of Exelon New England in the fourth quarter of 2002,

     o reduced refueling outage costs of $9 million, resulting from fewer total refueling outage days in 2003,
     o additional depreciation of $17 million due to capital additions placed in service and plant acquisitions made after the third quarter of 2002,
     o accretion expense of $60 million recognized in 2003 to increase the asset retirement obligation established at the adoption of SFAS No. 143, and to adjust the earnings impact of certain of the nuclear decommissioning revenues earned from ComEd and PECO, nuclear decommissioning trust fund investment income, income taxes incurred on nuclear decommissioning trust fund activities, partially offset by the elimination of decommissioning expense of $29 million, also as a result of the adoption of SFAS No. 143 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of SFAS No. 143), and
     o decreased property taxes of $15 million as a result of reductions in reserves in the third quarter of 2003 recorded for exposures associated with real estate taxes.

              The changes in other income and deductions for the three months ended September 30, 2003 compared to the same period in 2002, included the following:
     o impairment charge of $55 million related to Generation's investment in Sithe,
     o increased decommissioning trust investment income of $9 million, which is almost entirely offset by accretion expense, net of depreciation, recorded in O&M, and
     o decreased equity in earnings of unconsolidated affiliates of $34 million due to the purchase of Exelon New England in November 2002, the negative impacts of power trading activity at Sithe and reduced earnings from AmerGen.

              Generation's effective income tax rate was 39.5% for the three months ended September 30, 2003 compared to 38.5% for the same period in 2002. This increase was primarily attributable to the impact of changes in income before income taxes as a result of the impairment charges recorded in the third quarter of 2003 related to Generation's investment in Sithe and the long-lived assets of EBG.

     Generation Operating Statistics
              Generation's sales and the supply of these sales, excluding the trading portfolio, were as follows:

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Sales (in GWhs)                                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery and Exelon Energy Company                            32,237       35,996       (3,759)     (10.4%)
     Market Sales                                                         29,613       21,177        8,436       39.8%
     -----------------------------------------------------------------------------------------------------
     Total Sales                                                          61,850       57,173        4,677        8.2%
     =====================================================================================================

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Supply of Sales (in GWhs)                                              2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Nuclear Generation (1)                                               30,152       29,817          335        1.1%
     Purchases - non-trading portfolio (2)                                24,062       23,425          637        2.7%
     Fossil and Hydro Generation                                           7,636        3,931        3,705       94.3%
     -----------------------------------------------------------------------------------------------------
     Total Supply                                                         61,850       57,173        4,677        8.2%
     =====================================================================================================

     (1) Excluding AmerGen.
     (2) Including PPAs with AmerGen.

              Trading volumes of 11,086 GWhs and 28,455 GWhs for the three months ended September 30, 2003 and 2002, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and Value-at-Risk (VaR) trading limits in 2003, which are set by Exelon's Risk Management Committee and approved by the Board of Directors.

              Generation's average margin and other operating data for the three months ended September 30, 2003 and 2002 were as follows:

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
      ($/MWh)                                                                   2003               2002        % Change
     -------------------------------------------------------------------------------------------------------------------
     Average Revenue
         Energy Delivery and Exelon Energy Company                       $     41.51      $      40.56            2.3%
         Market Sales                                                          38.43             35.50            8.3%
         Total - excluding the trading portfolio                               40.03             38.69            3.5%

     Average Supply Cost (1) - excluding the trading portfolio           $     27.31      $      26.66            2.4%

     Average Margin - excluding the trading portfolio                    $     12.72      $      12.04            5.6%
     -----------------------------------------------------------------------------------------------------------------

     (1) Average supply cost includes purchased power and fuel costs.
     (2) Including PPAs with AmerGen.

                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                                   2003            2002
     -------------------------------------------------------------------------------------------------------------------
     Nuclear fleet capacity factor (1)                                                             95.3%           93.9%
     Nuclear fleet production cost per MWh (1)                                               $    11.69       $   12.40
     Average purchased power cost for wholesale operations per MWh (2)                       $    51.53       $   53.75
     -------------------------------------------------------------------------------------------------------------------

     (1) Including AmerGen and excluding Salem, which is operated by Public Service Enterprise Group Incorporated (PSE&G).
     (2)  Including PPAs with AmerGen.

              The  factors  below   contributed  to  the  overall   increase  in
     Generation's average margin for the three months ended September 30, 2003 as compared to the same period in 2002.

              Generation's average revenue per MWh was affected by:
     o    higher market prices as a result of increased fuel prices, and
     o increased weighted average on and off-peak prices per MWh for supply agreements with ComEd and PECO.

              Generation's supply mix changed as a result of:
     o increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 compared to 2002,
     o increased fossil generation due to the effect of the Exelon New England plants acquired in November 2002, which in total account for an increase of 3,570 GWhs, and
     o a new PPA with AmerGen entered into during the second quarter of 2003, resulting in 1,228 GWhs purchased from Oyster Creek Nuclear Generating Station (Oyster Creek) in the third quarter of 2003.

              Higher nuclear capacity factors and decreased nuclear production costs are primarily due to 16 fewer planned refueling outage days, resulting in a $9 million decrease in outage costs, in the three months ended September 30, 2003 as compared to the same period in 2002. The three months ended September 30, 2003 included nine unplanned outages compared to seven unplanned outages during the three months ended September 30, 2002.


     Results of Operations - Enterprises

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Operating revenues                                                  $   437      $   509      $   (72)     (14.1%)
     Operating income                                                         24           15            9       60.0%
     Income before income taxes                                               26           20            6       30.0%
     Net income                                                               16           15            1        6.7%
     -------------------------------------------------------------------------------------------------------------------

              The changes in Enterprises' operating income for the three months ended September 30, 2003 compared to the same period in 2002, included the following:
     o a gain on sale of $44 million, net of transaction costs and before income taxes, related to the sale of the electric construction and services, underground and telecom businesses of InfraSource,
     o lower operating income at InfraSource of $21 million primarily resulting from a decrease in the electric business of $26 million and a decrease in the underground business of $2 million, partially offset by lower depreciation of $8 million as a result of the classification of InfraSource's property, plant and equipment as held for sale in the second quarter of 2003,
     o lower operating income at Exelon Services of $2 million, primarily resulting from reduced construction projects,
     o lower operating income at Exelon Energy Company of $4 million primarily resulting from the reversal of mark-to-market adjustments of $1 million and additional gas supply costs and business wind-down costs of $4 million for Northeast operations, partially offset by higher gross margins of $2 million in the Midwest attributable to increased unit margins and higher volumes, and
     o    higher allocated O&M costs of $6 million.

         The change in other income and deductions for the three months ended September 30, 2003 compared to the same period in 2002 was primarily due to lower equity in earnings of unconsolidated affiliates of $9 million primarily resulting from the recovery of trade receivables in 2002 that were previously considered uncollectible at a communications joint venture.

              The effective income tax rate was 38.5% for the three months ended September 30, 2003, compared to 25.0% for the same period in 2002. The increase in the effective tax rate was primarily attributable to a reduction in estimated state income tax recorded during the three months ended September 30, 2002.

     Nine Months Ended  September  30, 2003 and Nine Months Ended  September 30,
     2002

     Net Income and Earnings Per Share

              Exelon's net income for the nine months ended September 30, 2003 decreased $412 million or 40%, compared to the same period in 2002. Diluted earnings per common share on the same basis decreased $1.29 per share. Net income for the nine months ended September 30, 2003 reflects $112 million of income for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143 while net income for the nine months ended September 30, 2002 reflects a $230 million charge for the cumulative effect of a change in accounting principle, reflecting goodwill impairment upon the adoption of SFAS No. 142, "Goodwill and Other
     Intangible Assets" (SFAS No. 142). See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding the adoptions of SFAS No. 143 and SFAS No. 142.

              Income before cumulative effect of changes in accounting principles for the nine months ended September 30, 2003 decreased $754 million, or 59%, compared to the same period in 2002. Diluted earnings per common share on the same basis decreased $2.34 per share. The decrease in income before cumulative effect of changes in accounting principles reflects an impairment of the long-lived assets of EBG recorded during the third quarter of 2003, impairment charges related to Generation's investment in Sithe recorded in the first and third quarters of 2003 and severance and related postretirement health and welfare benefits accruals and pension and post-employment curtailment costs associated with The Exelon Way. These reductions in income were partially offset by reductions in property tax reserves at PECO and Generation during the third quarter of 2003, increased energy margins at Generation due to the acquisition of Exelon New England in November 2002 and decreased interest expense at Energy Delivery due to refinancing of outstanding debt at lower interest rates. Additionally, a gain was recorded in the second quarter of 2002 due to the sale of an investment in AT&T Wireless held by Enterprises.

     Results of Operations by Business Segment

              The comparisons presented under this heading are comparisons of operating results and other statistical information for the nine months ended September 30, 2003 to operating results and other statistical information for the same period in 2002. These results reflect intercompany transactions, which are eliminated in Exelon's consolidated financial statements.

     Net Income (Loss) Before Cumulative Effect of Changes in Accounting Principles by Business Segment

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery                                      $    920         $     908          $    12             1.3%
     Generation                                               (339)              313             (652)         n.m.
     Enterprises                                               (62)               69             (131)         (189.9%)
     Corporate                                                  --               (17)              17          (100.0%)
     -------------------------------------------------------------------------------------------------
     Total                                                $    519         $   1,273          $  (754)          (59.2%)
     =================================================================================================

     n.m. - not meaningful

     Net Income (Loss) by Business Segment

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery                                      $    925         $     908          $    17             1.9%
     Generation                                               (231)              326             (557)         (170.9%)
     Enterprises                                               (63)             (174)             111           (63.8%)
     Corporate                                                  --               (17)              17          (100.0%)
     -------------------------------------------------------------------------------------------------
     Total                                                $    631         $   1,043          $  (412)          (39.5%)
     =================================================================================================


     Results of Operations - Energy Delivery

                                                              Nine Months Ended September 30,
                                                              -------------------------------
      Energy Delivery                                                       2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Operating revenues                                                $   7,850    $   7,973      $  (123)       (1.5%)
     Revenue, net of purchased power & fuel expense                        4,274        4,414         (140)       (3.2%)
     Operating income                                                      2,025        2,108          (83)       (3.9%)
     Income before income taxes and cumulative effect of a
       change in accounting principle                                      1,478        1,455           23         1.6%
     Income before cumulative effect of a change in
       accounting principle                                                  920          908           12         1.3%
     Net income                                                              925          908           17         1.9%
     -------------------------------------------------------------------------------------------------------------------

              The changes in Energy Delivery's revenue, net of purchased power and fuel expense, for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o net unfavorable weather impacts of $63 million, primarily the result of cooler summer weather partially offset by colder winter weather,
     o unfavorable pricing changes of $60 million related to ComEd's PPA with Generation,
     o unfavorable variance of $47 million under the ComEd PPA with Generation related to decommissioning collections associated with the adoption of SFAS No. 143 in 2003, which had no impact on net income as these amounts were recorded in depreciation and amortization expense in 2002 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements),
     o unfavorable rate mix variance of $28 million at PECO as a result of changes in monthly usage patterns by all customer classes,
     o net unfavorable changes due to customer choice of $25 million, including ComEd's customers electing to purchase energy from alternative energy suppliers or electing ComEd's PPO, under which non-residential customers can purchase power from ComEd at a market-based rate,
     o increases in weather normalized volumes of $32 million as a result of increases in the number of customers and additional average usage per customer, primarily residential and small commercial and industrial customers at ComEd, and small and large commercial and industrial customers at PECO,
     o favorable variance of $23 million due to changes in customer rates due to additional CTC collections at ComEd, and
     o net favorable change of $8 million at ComEd as a result of 2002 third-party energy reconciliations.

              The changes in operating income, other than changes in revenue, net of purchased power and fuel expense, for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o a decrease in real estate taxes at PECO of $70 million, including a reduction of $58 million of reserves for real estate taxes in 2003,
     o    decreased payroll expense of $64 million due to fewer employees,
     o reduction in depreciation expense of $48 million due to the impact of lower depreciation rates at ComEd effective July 1, 2002, partially offset by increased depreciation expense in 2003 of $24 million due to higher plant in service balances,
     o reduction of amortization expense of $47 million for nuclear decommissioning of retired plants at ComEd due to the adoption of SFAS No. 143, which had no impact on net income as these amounts were recorded as purchased power in 2003 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements),
     o lower amortization of ComEd's recoverable transition costs of $41 million in 2003,
     o decreased costs of $23 million associated with the initial implementation of automated meter reading services at PECO in 2002,
     o decreased costs of $12 million in the reserve for MGP investigation and remediation in 2002 net of 2003 increases,
     o a reversal of $12 million of accrued use tax at PECO as a result of an audit settlement,
     o unfavorable variance of $101 million due to severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way,
     o    unfavorable variance of $35 million due to higher storm-related costs,
     o a net one-time charge of $41 million in 2003 at ComEd as the result of an agreement described in Note 5 of Condensed Combined Notes to Consolidated Financial Statements,
     o unfavorable variance of $28 million due to employee fringe benefits, and
     o additional amortization in 2003 of $20 million at PECO related to PECO's CTC in accordance with the Pennsylvania Competitive Act.

              The changes in other income and deductions for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o a reduction in interest expense primarily related to a decrease of $66 million attributable to less outstanding debt and refinancing of existing debt at lower interest rates, and
     o a reduction of $12 million as a result of a 2002 reserve accrual for a potential plant disallowance from an audit performed in conjunction with ComEd's delivery services rate case, and the reversal in 2003 of this reserve as the result of an agreement described in Note 5 of the Condensed Combined Notes to Consolidated Financial Statements.

              Energy Delivery's effective income tax rate was 37.8% for the nine months ended September 30, 2003, compared to 37.6% for the same period in 2002.

              ComEd recorded a gain due to the adoption of SFAS No. 143 as a cumulative effect of a change in accounting principle of $5 million, net of income taxes, in the first quarter of 2003. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of these effects.

     Energy Delivery Operating Statistics and Revenue Detail
              Energy Delivery's electric sales statistics and revenue detail were as follows:

                                                             Nine Months Ended September 30,
                                                             -------------------------------
     Retail Deliveries - (GWhs)                                             2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Deliveries (1)
     Residential                                                          28,969       28,984          (15)      (0.1%)
     Small Commercial & Industrial                                        21,555       22,782       (1,227)      (5.4%)
     Large Commercial & Industrial                                        15,896       17,436       (1,540)      (8.8%)
     Public Authorities & Electric Railroads                               4,710        5,715       (1,005)     (17.6%)
     -----------------------------------------------------------------------------------------------------
        Total Bundled Deliveries                                          71,130       74,917       (3,787)      (5.1%)
     -----------------------------------------------------------------------------------------------------
     Unbundled Deliveries (2)
     Alternative Energy Suppliers
     ----------------------------
     Residential                                                             708        1,720       (1,012)     (58.8%)
     Small Commercial & Industrial                                         5,371        4,075        1,296       31.8%
     Large Commercial & Industrial                                         7,504        5,551        1,953       35.2%
     Public Authorities & Electric Railroads                                 954          618          336       54.4%
     -----------------------------------------------------------------------------------------------------
                                                                          14,537       11,964        2,573       21.5%
     -----------------------------------------------------------------------------------------------------
     PPO (ComEd Only)
     ----------------
     Small Commercial & Industrial                                         2,546        2,384          162        6.8%
     Large Commercial & Industrial                                         3,646        3,952         (306)      (7.7%)
     Public Authorities & Electric Railroads                               1,497          861          636       73.9%
     -----------------------------------------------------------------------------------------------------
                                                                           7,689        7,197          492        6.8%
     -----------------------------------------------------------------------------------------------------
        Total Unbundled Deliveries                                        22,226       19,161        3,065       16.0%
     -----------------------------------------------------------------------------------------------------
     Total Retail Deliveries                                              93,356       94,078         (722)      (0.8%)
     =====================================================================================================

     (1) Bundled service reflects deliveries to customers taking electric generation service under tariffed rates.
     (2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier or ComEd's PPO.

                                                             Nine Months Ended September 30,
                                                             -------------------------------
     Electric Revenue                                                       2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Revenues (1)
     Residential                                                       $   2,899    $   2,880    $      19        0.7%
     Small Commercial & Industrial                                         1,874        2,007         (133)      (6.6%)
     Large Commercial & Industrial                                         1,065        1,152          (87)      (7.6%)
     Public Authorities & Electric Railroads                                 309          356          (47)     (13.2%)
     -----------------------------------------------------------------------------------------------------
        Total Bundled Revenues                                             6,147        6,395         (248)      (3.9%)
     -----------------------------------------------------------------------------------------------------
     Unbundled Revenues (2)
     Alternative Energy Suppliers
     ----------------------------
     Residential                                                              52          129          (77)     (59.7%)
     Small Commercial & Industrial                                           161          107           54        50.5%
     Large Commercial & Industrial                                           149          111           38        34.2%
     Public Authorities & Electric Railroads                                  25           18            7        38.9%
     -----------------------------------------------------------------------------------------------------
                                                                             387          365           22        6.0%
     -----------------------------------------------------------------------------------------------------
     PPO (ComEd Only)
     ----------------
     Small Commercial & Industrial                                           174          155           19       12.3%
     Large Commercial & Industrial                                           199          214          (15)      (7.0%)
     Public Authorities & Electric Railroads                                  81           48           33       68.8%
     -----------------------------------------------------------------------------------------------------
                                                                             454          417           37        8.9%
     -----------------------------------------------------------------------------------------------------
        Total Unbundled Revenues                                             841          782           59        7.5%
     -----------------------------------------------------------------------------------------------------
     Total Electric Retail Revenues                                        6,988        7,177         (189)      (2.6%)
     -----------------------------------------------------------------------------------------------------
        Wholesale and Miscellaneous Revenue (3)                              414          438          (24)      (5.5%)
     -----------------------------------------------------------------------------------------------------
     Total Electric Revenue                                            $   7,402    $   7,615    $    (213)      (2.8%)
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

              The differences in electric retail revenues for the nine months ended September 30, 2003 as compared to the same period in 2002 were attributable to the following:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Weather                                                                                                  $    (189)
     Customer choice                                                                                               (116)
     Rate mix                                                                                                       (28)
     Volume                                                                                                         109
     Rate changes                                                                                                    23
     Other effects                                                                                                   12
     -------------------------------------------------------------------------------------------------------------------
     Electric retail revenue                                                                                  $    (189)
     ===================================================================================================================

     o Weather. The weather impact for the nine months ended September 30, 2003 was unfavorable compared to the same period in 2002 as a result of cooler summer weather in 2003, partially offset by colder winter weather. Cooling degree-days in the ComEd and

          PECO service territories were 36% lower and 19% lower, respectively, in 2003 as compared to 2002. Heating degree-days in the ComEd and PECO service territories were 15% higher and 35% higher, respectively, in 2003 as compared to 2002.
     o Customer Choice. For the nine months ended September 30, 2003 and September 30, 2002, 16% and 13%, respectively, of energy delivered to Energy Delivery's customers was provided by alternative electric suppliers. The decrease in electric retail revenues includes a decrease in revenues of $113 million from customers in Illinois electing to purchase energy from an ARES or ComEd's PPO, and a decrease in revenues of $3 million from customers in Pennsylvania selecting and alternative electric generation supplier.
     o Rate Mix. Revenues related to changes in rate mix at PECO decreased $28 million due to changes in monthly usage patterns in all customer classes for the nine months ended September 30, 2003 as compared to the same period in 2002.
     o Volume. Revenues from higher delivery volume, exclusive of the effect of weather, increased due to an increased number of customers and increased usage per customer, primarily in the residential and small commercial and industrial customer classes for ComEd and in the small and large commercial and industrial customer classes for PECO.
     o Rate Changes. The increase in revenues attributable to rate changes reflects the collection of additional CTCs in 2003 by ComEd through June 1, 2003, offset by lower collections since then. The net increase for the nine months ended September 30, 2003 was $65 million. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity, net of increased mitigation factors, as a result of an agreement described in Note 5 of the Condensed Combined Notes to Consolidated Financial Statements, decreased the collections of CTCs as compared to the respective period in 2002 by $81 million. Changes in wholesale market prices decreased energy revenue received under ComEd's PPO by $42 million.

              Energy Delivery's gas sales statistics and revenue detail were as follows:

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Deliveries to customers in mmcf                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                         44,183       34,128       10,055       29.5%
     Transportation                                                       19,954       22,862       (2,908)     (12.7%)
     -----------------------------------------------------------------------------------------------------
     Total                                                                64,137       56,990        7,147       12.5%
     =====================================================================================================
     n.m. - not meaningful
                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Revenue                                                                2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                      $     418    $     309    $     109       35.3%
     Transportation                                                           14           15           (1)      (6.7%)
     Resales and other                                                        16           34          (18)     (52.9%)
     -----------------------------------------------------------------------------------------------------
     Total                                                             $     448     $    358     $     90       25.1%
     =====================================================================================================

              The changes in gas retail revenue for the nine months ended September 30, 2003 as compared to the same period in 2002, were as follows:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Weather                                                                                                  $      73
     Volume                                                                                                          21
     Rate changes                                                                                                    15
     -------------------------------------------------------------------------------------------------------------------
     Total gas retail revenue                                                                                 $     109
     ===================================================================================================================

     o Weather. The weather impact was favorable compared to the prior year as a result of colder winter weather. Heating degree-days increased 35% in the nine months ended September 30, 2003 compared to the same period in 2002. Retail sales deliveries increased approximately 8,600 mmcf due to the colder weather.
     o Volume. Exclusive of weather impacts, higher delivery volume increased revenue in the nine months ended September 30, 2003 compared to the same period in 2002 resulting from increased retail sales in all classes. Deliveries to retail customers increased approximately 1,500 mmcf, or 4% in the nine months ended September 30, 2003 compared to the same period in 2002.
     o Rate Changes. The favorable variance in rates is attributable to increases of 15% and 7% in the purchased gas adjustment by the PUC effective March 1, 2003 and June 1, 2003, respectively. The average rate per mmcf for the nine months ended September 30, 2003 was 5% higher than the rate in the same 2002 period. PECO's gas rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.

              The reduction in transportation volumes and revenues was primarily the result of lower intercompany deliveries to Generation during the nine months ended September 30, 2003 compared to the same period in 2002.

              Lower resale revenues are attributable to a decrease in off-system sales, exchanges and capacity releases during the nine months ended September 30, 2003 compared to the same period in 2002.

     Results of Operations - Generation

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Operating revenues                                                $   6,301    $   5,233      $ 1,068        20.4%
     Revenue, net of purchased power & fuel expense                        2,264        1,946          318        16.3%
     Operating income (loss)                                                (411)         389         (800)     n.m.
     Income (loss) before income taxes and cumulative effect
       of changes in accounting principles                                  (548)         511       (1,059)     n.m.
     Income (loss) before cumulative effect of changes in
       accounting principles                                                (339)         313         (652)     n.m.
     Net income (loss)                                                      (231)         326         (557)     (170.9%)
     -------------------------------------------------------------------------------------------------------------------

     n.m. - not meaningful

              The changes in Generation's revenue, net of purchased power and fuel expense, for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o increased market sales of $593 million primarily attributable to higher regional demand and higher prices, and reduced capacity payments as a result of releasing Midwest Generation options,
     o unfavorable weather conditions in the ComEd and PECO service territories in 2003 resulted in a net volume decrease, partially offset by price increases, resulting in a $112 million unfavorable variance on revenue from Energy Delivery,
     o increased decommissioning revenue from ComEd of $47 million associated with the adoption of SFAS No. 143, which was not included in revenue in 2002,
     o mark-to-market losses on hedging activities of $17 million in 2003 compared to a gain of $11 million in 2002,
     o favorable changes in trade book activity of $26 million were a result of lower losses from decreased trading volumes in 2003 compared to 2002, and
     o additional nuclear fuel amortization of $16 million in 2003 resulting from under performing fuel at the Quad Cities Unit 1.

              Other significant factors affecting the changes in revenue, net of purchased power and fuel, include the impacts of the plants acquired during 2002 resulting in a net favorable variance of $111 million. In addition, the impacts of higher prices of purchased power and fuel costs, partially offset by lower volumes of purchased power, resulted in a net unfavorable impact of $301 million.

              The changes in operating income (loss), other than changes in revenue, net of purchased power and fuel expense, for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o impairment charge of $945 million related to the long-lived assets of EBG,
     o increased accretion expense of $162 million due to the adoption of SFAS No. 143, partially offset by reduced decommissioning expense of $93 million,
     o higher costs of $51 million for employee medical, pension and other employee payroll and benefit costs in 2003, partially offset by a one-time executive severance charge of $19 million in 2002,

     o increased O&M costs of $68 million due to asset acquisitions made during 2002 and a $5 million asset impairment charge recorded in 2003 related to Mystic Station Units 4, 5, and 6,
     o $46 million in severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way,
     o reduced refueling outage costs of $61 million, including $17 million at one of Generation's co-owned facilities, resulting from fewer refueling outage days in 2003,
     o additional depreciation of $39 million due to capital additions placed in service and plant acquisitions made during 2002 and $13 million due to plant acquisitions made after the third quarter of 2002, partially offset by a $12 million reduction to depreciation expense due to life extensions made in 2002, and
     o reduction in worker's compensation expense of $8 million compared to 2002.


              The changes in other income and deductions for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o impairment charges of $255 million related to Generation's equity investment in Sithe,
     o increased decommissioning trust investment income of $41 million, which is almost entirely offset with accretion expense, net of depreciation, recorded in O&M,
     o decreased equity in earnings of unconsolidated affiliates of $29 million and
     o increased interest expense of $12 million primarily due to $8 million of interest expense on the long-term debt assumed as a part of the Exelon New England asset acquisition, reduced capitalized interest in 2003, and $7 million of interest incurred on the note payable to Sithe.

              Generation's effective income tax rate was 38.1% for the nine months ended September 30, 2003 compared to 38.7% for the same period in 2002. This decrease was primarily attributable to the impact of changes in income before taxes as a result of the impairments of Generation's investment in Sithe and the long-lived assets of EBG.

              Cumulative effect of changes in accounting principles recorded in the nine months ended September 30, 2003 and 2002 included income of $108 million, net of income taxes, recorded in the first quarter of 2003 related to the adoption of SFAS No. 143 and income of $13 million, net of income taxes, recorded in 2002 related to the adoption of SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of these effects.

     Generation Operating Statistics
              Generation's sales and the supply of these sales, excluding the trading portfolio, were as follows:

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Sales (in GWhs)                                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery and Exelon Energy Company                            89,700       94,646       (4,946)      (5.2%)
     Market Sales                                                         80,877       61,089       19,788       32.4%
     -----------------------------------------------------------------------------------------------------
     Total Sales                                                         170,577      155,735       14,842        9.5%
     =====================================================================================================

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Supply of Sales (in GWhs)                                              2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Nuclear Generation (1)                                               89,101       86,127        2,974        3.5%
     Purchases - non-trading portfolio (2)                                63,435       59,496        3,939        6.6%
     Fossil and Hydro Generation                                          18,041       10,112        7,929       78.4%
     -----------------------------------------------------------------------------------------------------
     Total Supply                                                        170,577      155,735       14,842        9.5%
     =====================================================================================================

     (1) Excluding AmerGen.
     (2) Including PPAs with AmerGen.

              Trading volumes of 28,532 GWhs and 51,260 GWhs for the nine months ended September 30, 2003 and 2002, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VaR trading limits in 2003, which are set by the Risk Management Committee and approved by the Board of Directors.

              Generation's average margin and other operating data for the nine months ended September 30, 2003 and 2002 were as follows:

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
      ($/MWh)                                                                   2003               2002        % Change
     -------------------------------------------------------------------------------------------------------------------
     Average Revenue
         Energy Delivery and Exelon Energy Company                       $     35.45      $      34.86            1.7%
         Market Sales                                                          37.11             31.55           17.6%
         Total - excluding the trading portfolio                               36.24             33.56            8.0%

     Average Supply Cost (1) - excluding the trading portfolio           $     23.67      $      21.04           12.5%

     Average Margin - excluding the trading portfolio                    $     12.57       $     12.52            0.4%
     -----------------------------------------------------------------------------------------------------------------

     (1)  Average supply cost includes purchased power and fuel costs.


                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                                   2003            2002
     -------------------------------------------------------------------------------------------------------------------
     Nuclear fleet capacity factor (1)                                                             94.5%           92.1%
     Nuclear fleet production cost per MWh (1)                                               $    12.16       $   13.05
     Average purchased power cost for wholesale operations per MWh (2)                       $    45.42       $   43.60
     -------------------------------------------------------------------------------------------------------------------

     (1)  Including AmerGen and excluding Salem, which is operated by PSE&G.
     (2)  Including PPAs with AmerGen.

              The  factors  below   contributed  to  the  overall   increase  in
     Generation's average margin for the nine months ended September 30, 2003 as compared to the same period in 2002.

              Generation's average revenue per MWh was affected by:
     o    higher market prices as a result of increased fuel prices and
     o increased weighted average on and off-peak prices per MWh for supply agreements with ComEd and PECO.

              Generation's supply mix changed as a result of:
     o increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 compared to 2002,
     o increased fossil generation due to the effect of the acquisition of two generating plants in Texas in April 2002, and the Exelon New England plants acquired in November 2002, which in total account for an increase of 6,565 GWhs,
     o    increased quantity of purchased power at higher prices, and
     o a new PPA with AmerGen entered into during the second quarter of 2003, resulting in 2,481 GWhs purchased from Oyster Creek in 2003.

              Higher nuclear capacity factors and decreased nuclear production costs are primarily due to 66 fewer planned refueling outage days, resulting in a $44 million decrease in outage costs, in the nine months ended September 30, 2003 as compared to the same period in 2002. The nine months ended September 30, 2003 and 2002 included 20 unplanned outages in each year.

              Generation's financial results are greatly dependent on the performance of its nuclear units, including Generation's ability to maintain stable cost levels and high nuclear capacity factors. Problems that may occur at nuclear facilities that result in increased costs include accelerated replacement of suspect fuel assemblies and reduced generation due to maintenance and mid-cycle outages. For example, in the second quarter of 2003, the Quad Cities Unit 1 required a significant repair and did not operate above 85% capacity factor until a root cause analysis was completed. Although this individual matter did not result in a significant decrease in operating income, this type of reduction in operational capacity can adversely affect Generation's financial results. Generation completed the analysis and returned the unit to its normal operating capacity in August 2003.

     Results of Operations - Enterprises

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Operating revenues                                                  $ 1,459      $ 1,475      $   (16)       (1.1%)
     Operating loss                                                          (60)         (35)         (25)        71.4%
     Income (loss) before income taxes and cumulative effect
       of changes in accounting principles                                   (99)         115         (214)     (186.1%)
     Income (loss) before cumulative effect of changes in
       accounting principles                                                 (62)          69         (131)    (189.9%)
     Net loss                                                                (63)        (174)         111      (63.8%)
     -------------------------------------------------------------------------------------------------------------------

              The changes in Enterprises' operating loss for the nine months ended September 30, 2003 compared to the same period in 2002, included the following:
     o an impairment charge of $48 million, before income taxes and minority interest, related to the goodwill of InfraSource recorded during the second quarter of 2003, partially offset by a gain of $44 million, before income taxes, related to the sale of the electric construction and services, underground and telecom business of InfraSource recorded during the third quarter of 2003,
     o lower operating income at InfraSource of $25 million primarily resulting from a decrease in the electric business of $37 million, partially offset by lower depreciation of $10 million as a result of the classification of InfraSource's property, plant and equipment as held for sale during the second quarter of 2003,
     o lower operating income at Exelon Services of $3 million as a result of reduced construction projects,
     o higher operating income at Exelon Energy Company of $3 million resulting from lower operating expense from the discontinuance of retail sales in the PJM region including 2002 costs for accelerated depreciation of $14 million and general and administrative costs of $2 million. These costs were partially offset by lower gross margins of $13 million in 2003. The lower gross margins resulted from the reversal of mark-to-market adjustments of $13 million and additional gas supply costs and business wind-down costs of $12 million for Northeast operations, partially offset by higher gross margins of $10 million in the Midwest attributable to increased unit margins, higher volumes, and higher natural gas prices, and a $2 million favorable variance related to the wind-down of a contract, and
     o higher operating income at Exelon Thermal of $4 million resulting from lower production costs.

              The changes in other income and deductions for the nine months ended September 30, 2003 compared to the same period in 2002, include the following additional impacts:
     o a gain of $198 million, before income taxes, in the second quarter of 2002 due to the sale of the investment in AT&T Wireless, and
     o an impairment charge in 2003 of energy-related investments of $22 million, communications investments of $13 million, and $5 million of software-related investments due to an other-than-temporary decline in value, partially offset by an impairment charge in 2002 of communications investments of $29 million, energy-related investments of $11 million and a net impairment of other assets of $4 million.

              The effective income tax rate was 37.4% for the nine months ended September 30, 2003, compared to 40.0% for the same period in 2002. This decrease in the effective tax rate was attributable to lower effective income tax rates on the impairment charges and sale of the InfraSource businesses.

              The cumulative effect of a change in accounting principle recorded in the first quarter of 2003 due to the adoption of SFAS No. 143 reduced net income by $1 million, net of income taxes. The cumulative effect of a change in accounting principle recorded in the first quarter of 2002 for the adoption of SFAS No. 142 reduced net income by $243 million, net of income taxes. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of these effects.

              Enterprises continues to pursue the divestiture of other businesses; however, it may be unable to successfully implement its divestiture strategy of certain businesses for a number of reasons, including an inability to locate appropriate buyers or to negotiate acceptable terms for the transactions. In addition, the amount that Enterprises may realize from a divestiture is subject to fluctuating market conditions that may contribute to pricing and other terms that are materially different than expected and could result in a loss on the sale. Timing of any divestitures may positively or negatively affect the results of operations as Exelon expects certain businesses to be profitable going forward.

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

              Exelon is in the process of implementing its new business model referred to as The Exelon Way. This business model is focused on improving operating cash flows while meeting service and financial commitments through integration of operations and consolidation of support functions. Exelon has targeted approximately $300 million of annual cash savings beginning in 2004 and increasing the annual cash savings to $600 million in 2006.

              As part of the implementation of The Exelon Way, Exelon has identified 1,042 positions for elimination by the end of 2004 and anticipates identifying additional positions for elimination in 2005 and 2006. Exelon recorded a charge for cash severance of $87 million during the third quarter 2003, which Exelon anticipates will be paid by December 31, 2004. Exelon anticipates incurring further costs associated with The Exelon Way upon identifying additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

              On September 26, 2003 Exelon announced that it was exploring the possibility of acquiring Illinois Power Company from Dynegy Corporation.


     Cash Flows from Operating Activities

              Cash flows provided by operations for the nine months ended September 30, 2003 were $2.6 billion compared to $2.7 billion in the nine months ended September 30, 2002. The decrease in cash flows was primarily attributable to the $360 million funding of pension benefit obligations partially offset by a $162 million increase in cash flows generated from working capital. Energy Delivery's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. Energy Delivery's future cash flows will depend upon the ability to achieve cost savings in operations and the impact of the economy, weather, customer choice and future regulatory proceedings on its revenues. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Energy Delivery and Enterprises. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs. Although the amounts may vary from period to period as a result of the uncertainties inherent in business, Exelon expects that Energy Delivery and Generation will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

     Cash Flows used in Investing Activities

              Cash flows used in investing activities for the nine months ended September 30, 2003 were $1.3 billion, compared to $1.9 billion for the nine months ended September 30, 2002. The decrease in cash used for investing activities during the current year is primarily attributable to the plant acquisition costs of $443 million during the nine months ended September 30, 2002, the reduction of capital expenditures of $33 million, the receipt of liquated damages from Raytheon of $92 million during the nine months ended September 30, 2003 and an increase in cash proceeds from related parties of $77 million, partially offset by increased investments in nuclear decommissioning trust fund assets of $17 million. Additionally, cash flows from investing activities in 2002 include the cash proceeds from the sale of AT&T of $285 million, while cash proceeds from the sale of InfraSource during the current year were $175 million.

                Capital expenditures by business segment for the nine months ended September 30, 2003 and 2002 were as follows:

                                                                                       Nine Months Ended September 30,
                                                                                       --------------------------------
                                                                                                 2003              2002
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery                                                                         $    728         $     729
     Generation                                                                                   641               715
     Enterprises                                                                                   19                34
     Corporate and other                                                                           21                56
     -------------------------------------------------------------------------------------------------------------------
     Total capital expenditures (net of liquidated damages received)                         $  1,409         $   1,534
     ===================================================================================================================

              Energy Delivery's capital expenditures for 2003 reflect continuing efforts to further improve the reliability of its transmission and distribution systems and capital additions to support new business and customer growth. Exelon anticipates that Energy Delivery's capital expenditures will be funded by internally generated funds, borrowings, the issuance of preferred securities, or capital contributions from Exelon.

              Generation's capital expenditures for 2003 reflect the construction of three EBG generating facilities with capacity of 2,421 MWs of energy, additions to and upgrades of existing facilities (including nuclear refueling outages), and nuclear fuel. During the nine months ended September 30, 2003, EBG received $92 million of liquidated damages from Raytheon as a result of Raytheon not meeting the expected completion date and certain contractual performance criteria in connection with Raytheon's construction of Exelon New England's Mystic 8 and 9 and Fore River. Exelon anticipates that Generation's capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

              Enterprises' capital expenditures for 2003 are primarily for additions of equipment. All of Enterprises' capital expenditures are expected to be funded by internally generated funds, capital contributions or borrowings from Exelon.

     Cash Flows used in Financing Activities

              Cash flows used in financing activities were $1.1 billion for the nine months ended September 30, 2003 compared to $828 million for the same period in 2002. The increased use of cash over the prior year is primarily attributable to the $210 million payment of the acquisition note payable to Sithe in June 2003 and increased interest rate swap settlement payments of $35 million over the same period in 2002, partially offset by an increase in cash proceeds from the exercise of stock options of $75 million and a net increase in cash proceeds from the issuance of debt and preferred securities of $14 million over the same period in 2002. See Note 12 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of Exelon's debt and preferred securities financing activities in 2003.

              Dividends paid on common stock increased from $420 million for the nine months ended September 30, 2002 to $461 million for the nine months ended September 30, 2003. On July 29, 2003, the Exelon Board of Directors declared a dividend of $0.50 per share on Exelon's common stock, representing an increase of $0.16 per share annually or approximately 8.7%. Payment of future dividends is subject to approval and declaration by the Board.

     Credit Issues

              Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by the Exelon corporate holding company (Exelon Corporate) and by ComEd and PECO. Exelon Corporate participates, along with ComEd, PECO and Generation, in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility became effective on November 22, 2002 and includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon Corporate may increase or decrease the sublimits of each of the participants upon written notification to the banks. At September 30, 2003, sublimits under the credit facility were $1.0 billion, $100 million and $400 million for Exelon Corporate, ComEd and PECO, respectively. Generation did not have a sublimit under the facility at September 30, 2003. The credit facility is used principally to support the commercial paper programs of Exelon Corporate, ComEd and PECO. At September 30, 2003, Exelon's Consolidated Balance Sheet reflected $82 million of commercial paper outstanding. For the nine months ended September 30, 2003, the average interest rate on notes payable was approximately 1.28%.

              The credit facility  requires Exelon  Corporate,  ComEd,  PECO and
     Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon Corporate and Generation, revenues from Exelon New England and interest on the debt of Exelon New England's project subsidiaries. Exelon Corporate is measured at the Exelon consolidated level. At September 30, 2003, Exelon Corporate, ComEd, PECO and Generation were in compliance with the credit agreement thresholds. The following table summarizes the threshold reflected in the credit agreement that the ratio cannot be less than for the twelve-month period ended September 30, 2003:

                                                  Exelon Corporate             ComEd             PECO        Generation
     -------------------------------------------------------------------------------------------------------------------
     Credit agreement threshold                          2.65 to 1         2.25 to 1        2.25 to 1         3.25 to 1
     -------------------------------------------------------------------------------------------------------------------

              To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool.
     Participation in the money pool is subject to authorization by Exelon's corporate treasurer. ComEd, PECO, Generation and Exelon Business Services Company (BSC) may participate in the money pool as lenders and borrowers, and Exelon Corporate may participate as a lender. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits to all the participants. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. During the nine months ended September 30, 2003, ComEd had various investments in the money pool, and Generation had various loans from the money pool. The maximum amount of ComEd's investments and Generation's loans outstanding at any time during 2003 was $344 million. As of September 30, 2003, the outstanding ComEd investment and Generation loan balance was $147 million. During the nine months ended September 30, 2003, PECO had various investments in the money pool, and BSC had various loans from the money pool. The maximum amount of PECO's investments and

     BSC's loans outstanding at any time during 2003 was $59 million. As of September 30, 2003, there were no outstanding PECO investments or BSC loan balances.

              EBG has approximately $1.1 billion of debt outstanding under a $1.25 billion credit facility (EBG Facility) at September 30, 2003. The EBG Facility was entered into primarily to finance the construction of Mystic 8 and 9 and Fore River. The EBG Facility required that all of the projects achieve "Project Completion," as defined in the EBG Facility (Project Completion), by June 12, 2003. On June 11, 2003, EBG negotiated an extension of the Project Completion date to July 11, 2003. On July 3, 2003, the lenders under the EBG Facility and EBG executed a letter agreement as a result of which the lenders were precluded during the period July 11, 2003 through August 29, 2003 from exercising any remedies resulting from the failure of all of the projects to achieve Project Completion. At that time, EBG stated that it would continue to monitor the projects, assess all of its options relating to the projects, and continue discussions with the lenders. Project Completion was not achieved by July 12, 2003, resulting in an event of default under the EBG Facility. The EBG Facility is non-recourse to Generation and an event of default under the EBG Facility does not constitute an event of default under any other debt instruments of Exelon or its subsidiaries. Mystic 8 and 9 and Fore River are in commercial operation, although they have not yet achieved Project Completion.

              As a result of Exelon's continuing evaluation of the projects and discussions with the lenders, Exelon has commenced the process of an orderly transition out of the ownership of EBG and the projects. The transition will take place in a manner that complies with applicable regulatory requirements. For a period of time, Exelon expects to continue to provide administrative and operational services to EBG in its operation of the projects. Exelon informed the lenders of its decision to exit and that it will not provide additional funding to the projects beyond its existing contractual obligations. Exelon cannot predict the timing of the transition.

              The debt outstanding under the EBG Facility of approximately $1.1 billion at September 30, 2003 is reflected in Exelon's Consolidated Balance Sheet as a current liability.

              On June 13, 2003, Generation closed on a $550 million revolving credit facility. Generation used the facility to make the first payment to Sithe of $210 million relating to the $536 million note, which was established in connection with the acquisition of Exelon New England.

              On September 29, 2003, Generation replaced the $550 million facility with a new $850 million revolving credit facility. The existing $210 million of borrowings under the original facility remain outstanding under the new credit facility. The note with Sithe was restructured in the third quarter to provide for the remaining balance of $326 million to be paid in two installments. Generation will be required to repay $236 million of the principal on the earlier of December 1, 2003 or change of control, and the remaining principal balance on the earlier of December 1, 2004 or change of control.

              Generation's $850 million facility is also expected to provide the initial funding of the acquisition of British Energy's 50% interest in AmerGen.

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

              As part of the normal course of business, Exelon and Generation routinely enter into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Exelon, Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if Exelon or
     Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty could attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Exelon or Generation's net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of Exelon or Generation's situation at the time of the demand. If Exelon or Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

              Exelon obtained an order from the United States Securities and Exchange Commission (SEC) under PUHCA authorizing through March 31, 2004 financing transactions, including the issuance of common stock, preferred securities, long-term debt and short-term debt, in an aggregate amount not to exceed $4 billion. As of September 30, 2003, there was $2.7 billion of financing authority remaining under the SEC order. Exelon's request for an additional $4 billion in financing authorization is pending with the SEC. The current order limits Exelon's short-term debt outstanding to $3 billion of the $4 billion total financing authority. Exelon's request that the short-term debt sub-limit restriction be eliminated is pending with the SEC. The SEC order also authorized Exelon to issue guarantees of up to $4.5 billion outstanding at any one time. At September 30, 2003, Exelon had provided $1.85 billion of guarantees under the SEC order. See Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations in this section for further discussion of guarantees. The SEC order requires Exelon and ComEd to maintain a ratio of common equity to total capitalization (including securitization debt) on and after September 30, 2002 of not less than 30%. At September 30, 2003, Exelon and ComEd's common equity ratios were 35% and 47%, respectively. Exelon and ComEd expect that they will maintain a common equity ratio of at least 30%.

              Under PUHCA, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. Furthermore, a significant loss recorded at ComEd may limit the dividends that ComEd can distribute to Exelon. However, the SEC order granted permission to ComEd, and to Exelon, to the extent Exelon receives dividends from ComEd paid from ComEd additional paid-in-capital, to pay up to $500 million in dividends out of additional paid-in capital, although Exelon may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization. At September 30, 2003, Exelon had retained earnings of $2.2 billion, including ComEd's retained earnings of $836 million, PECO's retained earnings of $517 million and Generation's undistributed earnings of $577 million. Exelon is also limited by order of the SEC under PUHCA to an aggregate investment of $4 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At September 30, 2003, Exelon had invested $2.8 billion in EWGs, leaving $1.2 billion of investment authority under the order. Exelon's request for an additional $1.5 billion in EWG investment authorization is pending with the SEC.

     Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

              Contractual   obligations  represent  cash  obligations  that  are
     considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon's contractual obligations and commercial commitments as of September 30, 2003 were materially unchanged, other than the normal course of business, from the amounts set forth in the 2002 Form 10-K except for the following:

     o On March 3, 2003, ComEd entered into an agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service (Agreement). The Agreement addressed, among other things, issues related to ComEd's delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an extension of the PPA with Generation. During the second quarter of 2003, the ICC issued orders consistent with the Agreement, which is now effective.

               The Agreement provides for a modification of the methodology used to determine ComEd's market value energy credit. That credit is used to determine the price for specified market-based rate offerings and the amount of the CTC that ComEd is allowed to collect from customers who select an ARES or the PPO. The credit was adjusted upwards through agreed upon "adders" which took effect in June 2003 and will have the effect of reducing ComEd's CTC charges to customers. Prior to the Agreement, all CTC charges were subject to annual mid-year adjustments based on the forward market prices for on-peak energy and historical market prices for off-peak energy. The Agreement provides that the annual market price adjustment will reflect forward market prices for energy, rather than historical, and allows customers an option to lock in current levels of CTC charges for multi-year periods during the regulatory transition period ending in 2006. These changes provide customers and suppliers greater price certainty and are expected to result in an increase in the number of customers electing to purchase energy from alternate suppliers.

               The annual market price adjustments to the CTC effective in June 2002 and June 2003 had the effect of significantly increasing the CTC charge in June 2002, and subsequently significantly reducing the CTC charge in June 2003. In 2002, ComEd collected $306 million in CTC revenue. Based on the changes in the CTC as part of the Agreement and on current assumptions about the competitive price of delivered energy and customers' choice of electric supplier, ComEd estimates that CTC revenue will be approximately $300 million in 2003 and approximately $140 million for each of the years 2004 through 2006.

               During  the first  quarter  of 2003,  ComEd  recorded a charge to earnings associated with the funding of specified programs and initiatives associated with the Agreement of $51 million on a present value basis before income taxes. This amount was partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd's delivery services rate proceeding and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The net one-time charge for these items was $29 million (before income taxes).

     o ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the Internal Revenue Service (IRS) and have made refundable prepayments of $11 million and $1 million, respectively, for potential fees associated with these agreements. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ultimate net cash flows to ComEd and PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of Energy Delivery. ComEd's tax benefits for periods prior to the Merger would be recorded as a reduction of goodwill pursuant to a reallocation of the Merger purchase price. Energy Delivery cannot predict the timing of the final resolution of these refund claims.

     o See Note 12 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in Exelon's debt and preferred securities obligations from those set forth in the 2002 Form 10-K.

     o Generation entered into a PPA dated June 26, 2003 with AmerGen. Under the PPA, Generation has agreed to purchase 100% of energy generated by Oyster Creek through April 9, 2009. See Note 9 of the Condensed Combined Notes to Consolidated Financial Statements for the commercial commitments table representing Exelon's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

     o On May 29, 2003, Exelon Fossil Holdings, Inc., a wholly owned subsidiary of Generation, issued an irrevocable call notice for the purchase of the 35.2% interest in Sithe owned by Apollo Energy, LLC and the 14.9% interest owned by subsidiaries of Marubeni Corporation. The total purchase price under the call was based on the terms of the existing Put and Call Agreement (PCA) among the parties and is $621 million. The transfer of ownership requires various regulatory approvals, including the Federal Energy Regulatory Commission (FERC), the state environmental agency in New Jersey, and expiration of the Hart Scott Rodino waiting period. Early termination of the Hart Scott Rodino waiting period was granted effective August 22, 2003.

               Under the terms of the PCA, the purchase price must be funded within six months of the call notice being issued. Additionally, because the Federal Power Act restricts Generation's ownership of more than 50% of qualifying facilities, the qualifying facilities owned by Sithe must be sold or restructured before closing to preserve their status as qualifying facilities. See below for information regarding a separate agreement reached by Sithe to sell six U.S. generating facilities, each a qualifying facility, and an entity holding Sithe's Canadian assets. At the closing, Sithe is expected to distribute in excess of $600 million of available cash to Generation.

               On August 13, 2003, Generation announced an agreement with entities controlled by Reservoir Capital Group (Reservoir), a private investment firm, to sell 50% of Sithe in exchange for $75.8 million in cash. The sale will occur after Generation's purchase of the remaining 50.1% interest in Sithe. The sale requires FERC approval, a Hart Scott Rodino filing and a filing with the state regulatory commission in New York. Both of these filings have been made. Early termination of the Hart Scott Rodino waiting period was granted September 30, 2003. The sale is expected to close in the fourth quarter of 2003.

               Both Generation and Reservoir's 50% interests in Sithe will be subject to put and call options that could result in either party owning 100% of Sithe. While Generation's intent is to fully divest Sithe by the end of 2004, the timing of the put and call options vary by acquirer and can extend through March 2006. The pricing of the put and call options is dependent on numerous factors such as the acquirer, date of acquisition and assets owned by Sithe at the time of exercise.

               In a separate transaction, Sithe has entered into an agreement with Reservoir to sell entities holding six U.S. generating facilities, each a qualifying facility under the Public Utility Regulatory Policies Act, and an entity holding Sithe's Canadian assets in exchange for $46.2 million ($26.2 million in cash and a $20 million two-year note). The sale requires approvals from Sithe's board of directors and shareholders and regulatory filings in New Jersey and Canada. Both of these filings have been made. The sale is also expected to close in the fourth quarter of 2003. This sale is not contingent on the sale of Exelon's 50% interest in Sithe to Reservoir.

     o In June 2003, Generation entered an agreement with USEC Inc. to purchase approximately $700 million of nuclear fuel from 2005 through 2010.

     o On August 14, 2003, Generation received a letter from the DOE demanding repayment of $40 million of previously received credits from the Nuclear Waste Fund. The letter also demanded $1.5 million of accrued interest expense. Although a new settlement would offset Generation's payments, Generation nonetheless has reserved its 50% ownership share of these amounts. Because Generation expenses the casks and capitalizes the permanent components of its spent fuel storage facilities, these reserves increased Generation's operating and maintenance expense approximately $11 million and its capital base approximately $9 million during the third quarter of 2003. The remainder of the recorded obligation to the DOE will be recovered from the co-owner of the facility. See Note 9 - Nuclear Decommissioning and Spent Nuclear Fuel Storage in Generation's 2002 Form 10-K for additional information regarding this matter.

     o Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. Effective August 20, 2003, the maximum assessment for all nuclear operators per reactor per incident (including a 5% surcharge) increased from $89 million to $101 million. The maximum payable per reactor per incident per year of $10 million is unchanged. The change in the maximum assessment is the result of an inflation adjustment, required by the Price-Anderson Act. Based on the increase of the maximum assessment, Exelon's nuclear insurance guarantees increased from $1,380 million to $1,559 million.

     o On October 10, 2003, Exelon executed an agreement to purchase British Energy's 50% interest in AmerGen for $276.5 million. The transaction is expected to close in the first half of 2004. The purchase price matched the offer by FPL Energy, which announced on September 11, 2003 that it intended to buy British Energy's share of AmerGen. Under the AmerGen limited liability company operating agreement between Exelon and British Energy, either can exercise a right of first refusal by matching any bona fide third-party offer agreed to by the other member. See Note 4 of the Condensed Combined Notes to Consolidated Financial Statements for additional information regarding AmerGen.

     COMMONWEALTH EDISON COMPANY
     ---------------------------

     GENERAL

              ComEd  operates in a single  business  segment and its  operations
     consist  of  the  regulated  sale  of  electricity  and   distribution  and
     transmission services in northern Illinois.

     RESULTS OF OPERATIONS

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Significant Operating Trends - ComEd

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES                                                $   1,737     $  1,938      $  (201)     (10.4%)

     OPERATING EXPENSES
         Purchased power                                                     891          975          (84)      (8.6%)
         Operating and maintenance                                           299          267           32       12.0%
         Depreciation and amortization                                        97          129          (32)     (24.8%)
         Taxes other than income                                              87           77           10       13.0%
     -----------------------------------------------------------------------------------------------------
              Total operating expenses                                     1,374        1,448          (74)      (5.1%)
     -----------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                        363          490         (127)     (25.9%)
     -----------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                   (107)        (122)          15      (12.3%)
         Distributions on mandatorily redeemable preferred securities         (6)          (7)           1      (14.3%)
         Other, net                                                           15           --           15     n.m.
     -----------------------------------------------------------------------------------------------------
              Total other income and deductions                              (98)        (129)          31      (24.0%)
     -----------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                                              265          361          (96)     (26.6%)

     INCOME TAXES                                                            102          146          (44)     (30.1%)
     -----------------------------------------------------------------------------------------------------
     NET INCOME                                                        $     163     $    215      $   (52)     (24.2%)
     =====================================================================================================

     n.m. - not meaningful

     Net Income
              Net income decreased $52 million, or 24%, for the three months ended September 30, 2003 as compared to the same period in 2002. Net income was negatively impacted by lower operating revenues net of purchased power expense primarily due to unfavorable weather, and charges associated with The Exelon Way severance partially offset by lower amortization expense and lower interest expense.

     Operating Revenues
         ComEd's electric sales statistics were as follows:

                                                    Three Months Ended September 30,
                                                    --------------------------------
     Retail Deliveries - (in GWhs)                            2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Deliveries (1)
     Residential                                             8,197             9,121             (924)         (10.1%)
     Small Commercial & Industrial                           5,749             6,029             (280)          (4.6%)
     Large Commercial & Industrial                           1,539             2,073             (534)         (25.8%)
     Public Authorities & Electric Railroads                 1,269             1,612             (343)         (21.3%)
     -------------------------------------------------------------------------------------------------
                                                            16,754            18,835           (2,081)         (11.0%)
     -------------------------------------------------------------------------------------------------
     Unbundled Deliveries (2)
     ARES
     ----
     Small Commercial & Industrial                           1,721             1,640               81            4.9%
     Large Commercial & Industrial                           2,934             2,192              742           33.9%
     Public Authorities & Electric Railroads                   426               299              127           42.5%
     -------------------------------------------------------------------------------------------------
                                                             5,081             4,131              950           23.0%
     -------------------------------------------------------------------------------------------------
     PPO
     ---
     Small Commercial & Industrial                             884               782              102           13.0%
     Large Commercial & Industrial                             896             1,249             (353)         (28.3%)
     Public Authorities & Electric Railroads                   428               345               83           24.1%
     -------------------------------------------------------------------------------------------------
                                                             2,208             2,376             (168)          (7.1%)
     -------------------------------------------------------------------------------------------------
         Total Unbundled Deliveries                          7,289             6,507              782           12.0%
     -------------------------------------------------------------------------------------------------
     Total Retail Deliveries                                24,043            25,342           (1,299)          (5.1%)
     =================================================================================================

     (1) Bundled service reflects deliveries to customers taking electric service under tariffed rates.
     (2) Unbundled service reflects customers electing to receive electric generation service from an ARES or the PPO.

                                                    Three Months Ended September 30,
                                                    --------------------------------
     Electric Revenue                                         2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Revenues (1)
     Residential                                        $      760        $      840          $   (80)          (9.5%)
     Small Commercial & Industrial                             487               506              (19)          (3.8%)
     Large Commercial & Industrial                              82               106              (24)         (22.6%)
     Public Authorities & Electric Railroads                    82               104              (22)         (21.2%)
     -------------------------------------------------------------------------------------------------
                                                             1,411             1,556             (145)          (9.3%)
     -------------------------------------------------------------------------------------------------
     Unbundled Revenues (2)
     ARES
     ----
     Small Commercial & Industrial                              34                51              (17)         (33.3%)
     Large Commercial & Industrial                              41                60              (19)         (31.7%)
     Public Authorities & Electric Railroads                     8                10               (2)         (20.0%)
     -------------------------------------------------------------------------------------------------
                                                                83               121              (38)         (31.4%)
     -------------------------------------------------------------------------------------------------
     PPO
     ---
     Small Commercial & Industrial                              65                57                8           14.0%
     Large Commercial & Industrial                              56                74              (18)         (24.3%)
     Public Authorities & Electric Railroads                    26                19                7           36.8%
     -------------------------------------------------------------------------------------------------
                                                               147               150               (3)          (2.0%)
     -------------------------------------------------------------------------------------------------
     Total Unbundled Revenues                                  230               271              (41)         (15.1%)
     -------------------------------------------------------------------------------------------------
     Total Electric Retail Revenues                          1,641             1,827             (186)         (10.2%)
     Wholesale and Miscellaneous Revenue (3)                    96               111              (15)         (13.5%)
     -------------------------------------------------------------------------------------------------
     Total Electric Revenue                               $  1,737         $   1,938          $  (201)         (10.4%)
     =================================================================================================

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

              The changes in electric retail revenues for the three months ended
     September  30,  2003,  as  compared  to  the  same  period  in  2002,   are
     attributable to the following:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Weather                                                                                                 $     (143)
     Rate changes                                                                                                   (52)
     Customer choice                                                                                                (36)
     Volume                                                                                                          40
     Other effects                                                                                                    5
     -------------------------------------------------------------------------------------------------------------------
     Electric retail revenue                                                                                 $     (186)
     ===================================================================================================================

     o Weather. The demand for electricity is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as "favorable weather conditions" because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact for the three months ended September 30, 2003 was unfavorable compared to the same period in 2002 as a result of cooler summer weather in 2003. Cooling degree-days decreased 25% in the three months ended September 30, 2003 compared to the same period in 2002, and were 3% lower than normal.
     o Rate Changes. The decrease in collection of CTCs in 2003 by ComEd of $81 million due to a decrease in the CTC rates due to higher wholesale market prices of electricity, net of increased mitigation factors. This was partially offset by increased wholesale market prices which increased energy revenue received under ComEd's PPO by $29 million. Starting in the June 2003 billing cycle the increased wholesale market price of electricity, net of increased mitigation factors, as a result of the Agreement described in Note 5 of the Condensed Combined Notes to Consolidated Financial Statements, decreases the collection of CTCs as compared to the respective period in 2002.
     o Customer Choice. All ComEd customers have the choice to purchase energy from other suppliers. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd. However, as of September 30, 2003, no ARES has sought approval from the ICC, and no electric utilities have chosen to enter the ComEd residential market for the supply of electricity.
               For the three months ended September 30, 2003, the energy provided by alternative suppliers was 5,081 GWhs, or 21.1%, as compared to 4,131 GWhs, or 16.3%, for the three months ended September 30, 2002.
               The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO. As of September 30, 2003, the number of retail customers that had elected to purchase energy from an ARES or the ComEd PPO was approximately 20,000, or 0.6%, as compared to 22,700, or 0.6%, as of September 30, 2002. MWhs delivered to such customers increased from approximately 6.5 million for the three months ended September 30, 2002 to 7.3 million for the three months ended September 30, 2003, or from 26% to 30% of total quarterly retail deliveries.
     o Volume. Revenues from higher delivery volume, exclusive of weather, increased due to an increased usage per customer, primarily residential and small commercial and industrial.

              Wholesale and miscellaneous revenue for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 decreased $15 million primarily due to a 2002 reimbursement from Generation of $12 million for third-party energy reconciliations.

     Purchased Power
              Purchased power expense decreased $84 million, or 9%, for the three months ended September 30, 2003. The decrease in purchased power expense was primarily attributable to a $75 million decrease due to unfavorable weather conditions, a $42 million decrease as a result of customers choosing to purchase energy from an ARES, a $20 million decrease due to additional energy billed in 2002 under the PPA with Generation as a result of third-party energy reconciliations discussed in the operating revenue section above, partially offset by an increase of $22 million due to higher volume, $21 million increase due to pricing changes related to ComEd's PPA with Generation and an increase of $16 million under the PPA related to decommissioning collections associated with the adoption of SFAS No. 143. The $16 million increase in purchased power expense related to SFAS No. 143 had no impact on net income as it was offset by lower regulatory asset amortization in depreciation and amortization expense.

     Operating and Maintenance
              O&M expense increased $32 million, or 12%, for the three months ended September 30, 2003. The increase in O&M expense was primarily attributable to $60 million of The Exelon Way severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs and $12 million of additional storm-related costs, partially offset by a 2002 $17 million increase in manufactured gas plant (MGP) investigation and remediation reserve charges net of 2003 increases, a decrease in payroll expenses of $15 million due to fewer employees, and a decrease of $6 million in bad debt expense.

     Depreciation and Amortization
              Depreciation and amortization expense decreased $32 million, or 25%, for the three months ended September 30, 2003 as follows:

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Depreciation expense                                 $     77         $      75         $      2              2.7%
     Recoverable transition costs amortization                  12                33              (21)          (63.6%)
     Other amortization expense                                  8                21              (13)          (61.9%)
     -------------------------------------------------------------------------------------------------
     Total depreciation and amortization                  $     97         $     129         $    (32)          (24.8%)
     =================================================================================================

              The increase in depreciation expense is primarily due to higher property, plant and equipment balances.

              Recoverable transition costs amortization decreased in the three months ended September 30, 2003 compared to the same period in 2002. The decrease is a result of additional amortization in 2002. ComEd expects to fully recover its recoverable transition costs regulatory asset balance of $141 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

              The decrease in other amortization primarily relates to the reclassification of a regulatory asset for nuclear decommissioning as a result of the adoption of SFAS No. 143 in 2003 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements). This decrease had no impact on net income as it was offset by increased purchased power from Generation.

     Taxes Other Than Income
              Taxes other than income increased by $10 million, or 13%, as a result of a $5 million real estate tax refund in 2002 and $8 million in 2003 for use tax payments for periods prior to the Merger.

     Interest Charges
              Interest charges consist of interest expense and distributions on mandatorily redeemable preferred securities. Interest charges decreased $16 million, or 12%, for the three months ended September 30, 2003 as a result of scheduled principal payments and refinancing existing debt at lower interest rates.

     Other, Net
              Other, net increased by $15 million for the three months ended September 30, 2003 as compared to the same period in 2002. In 2002, ComEd recorded a $12 million reserve accrual for a potential plant disallowance from an audit performed in conjunction with ComEd's delivery services rate case. This $12 million was reversed in March 2003 as a result of the March 3, 2003 agreement - as more fully described in Note 5 to the Condensed Combined Notes to Consolidated Financial Statements.

     Income Taxes
              The effective income tax rate was 38.5% for the three months ended September 30, 2003, compared to 40.4% for the three months ended September 30, 2002.


     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Significant Operating Trends - ComEd

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES                                                $   4,522     $  4,734      $  (212)      (4.5%)

     OPERATING EXPENSES
         Purchased power                                                   2,001        2,066          (65)      (3.1%)
         Operating and maintenance                                           781          724           57        7.9%
         Depreciation and amortization                                       287          397         (110)     (27.7%)
         Taxes other than income                                             235          223           12        5.4%
     -----------------------------------------------------------------------------------------------------
              Total operating expenses                                     3,304        3,410         (106)      (3.1%)
     -----------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                      1,218        1,324         (106)      (8.0%)
     -----------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                   (322)        (374)          52      (13.9%)
         Distributions on mandatorily redeemable preferred securities        (20)         (22)           2       (9.1%)
         Other, net                                                           48           29           19       65.5%
     -----------------------------------------------------------------------------------------------------
              Total other income and deductions                             (294)        (367)          73      (19.9%)
     -----------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES AND CUMULATIVE
       EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                            924          957          (33)      (3.4%)
     INCOME TAXES                                                            365          381          (16)      (4.2%)
     -----------------------------------------------------------------------------------------------------

     NET INCOME BEFORE CUMULATIVE EFFECT OF
       A CHANGE IN ACCOUNTING  PRINCIPLE                                     559          576          (17)      (3.0%)

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
       PRINCIPLE                                                               5           --            5     n.m.
     -----------------------------------------------------------------------------------------------------
     NET INCOME                                                        $     564     $    576      $   (12)      (2.1%)
     =====================================================================================================

     n.m. - not meaningful

     Net Income
              Net income decreased $12 million, or 2%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Net income was negatively impacted by lower operating revenues net of purchased power expense primarily due to unfavorable weather, and charges associated with The Exelon Way severance partially offset by lower depreciation and amortization expense and lower interest expense.

     Operating Revenues
              ComEd's electric sales statistics were as follows:

                                                     Nine Months Ended September 30,
                                                     -------------------------------
     Retail Deliveries - (in GWhs)                            2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Deliveries (1)
     Residential                                            20,246            21,392           (1,146)          (5.4%)
     Small Commercial & Industrial                          16,490            17,078             (588)          (3.4%)
     Large Commercial & Industrial                           4,706             6,151           (1,445)         (23.5%)
     Public Authorities & Electric Railroads                 4,018             5,097           (1,079)         (21.2%)
     -------------------------------------------------------------------------------------------------
                                                            45,460            49,718           (4,258)          (8.6%)
     -------------------------------------------------------------------------------------------------
     Unbundled Deliveries (2)
     ARES
     ----
     Small Commercial & Industrial                           4,327             3,822              505           13.2%
     Large Commercial & Industrial                           6,894             5,200            1,694           32.6%
     Public Authorities & Electric Railroads                   954               618              336           54.4%
     -------------------------------------------------------------------------------------------------
                                                            12,175             9,640            2,535           26.3%
     -------------------------------------------------------------------------------------------------
     PPO
     ---
     Small Commercial & Industrial                           2,546             2,384              162            6.8%
     Large Commercial & Industrial                           3,646             3,952             (306)          (7.7%)
     Public Authorities & Electric Railroads                 1,497               861              636           73.9%
     -------------------------------------------------------------------------------------------------
                                                             7,689             7,197              492            6.8%
     -------------------------------------------------------------------------------------------------
         Total Unbundled Deliveries                         19,864            16,837            3,027           18.0%
     -------------------------------------------------------------------------------------------------
     Total Retail Deliveries                                65,324            66,555           (1,231)          (1.8%)
     =================================================================================================

     (1) Bundled service reflects deliveries to customers taking electric service under tariffed rates.
     (2) Unbundled service reflects customers electing to receive electric generation service from an ARES or the PPO.

                                                     Nine Months Ended September 30,
                                                     -------------------------------
     Electric Revenue                                         2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Revenues (1)
     Residential                                        $    1,778        $    1,881          $  (103)          (5.5%)
     Small Commercial & Industrial                           1,289             1,343              (54)          (4.0%)
     Large Commercial & Industrial                             240               324              (84)         (25.9%)
     Public Authorities & Electric Railroads                   247               297              (50)         (16.8%)
     -------------------------------------------------------------------------------------------------
                                                             3,554             3,845             (291)          (7.6%)
     -------------------------------------------------------------------------------------------------
     Unbundled Revenues (2)
     ARES
     ----
     Small Commercial & Industrial                             106                94               12           12.8%
     Large Commercial & Industrial                             133               101               32           31.7%
     Public Authorities & Electric Railroads                    25                18                7           38.9%
     -------------------------------------------------------------------------------------------------
                                                               264               213               51           23.9%
     -------------------------------------------------------------------------------------------------
     PPO
     ---
     Small Commercial & Industrial                             174               155               19           12.3%
     Large Commercial & Industrial                             199               214              (15)          (7.0%)
     Public Authorities & Electric Railroads                    81                48               33           68.8%
     -------------------------------------------------------------------------------------------------
                                                               454               417               37            8.9%
     -------------------------------------------------------------------------------------------------
     Total Unbundled Revenues                                  718               630               88           14.0%
     -------------------------------------------------------------------------------------------------
     Total Electric Retail Revenues                          4,272             4,475             (203)          (4.5%)
     Wholesale and Miscellaneous Revenue (3)                   250               259               (9)          (3.5%)
     -------------------------------------------------------------------------------------------------
     Total Electric Revenue                               $  4,522         $   4,734          $  (212)          (4.5%)
     =================================================================================================

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

              The changes in electric  retail revenues for the nine months ended
     September  30,  2003,  as  compared  to  the  same  period  in  2002,   are
     attributable to the following:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Weather                                                                                                 $     (197)
     Customer choice                                                                                               (113)
     Volume                                                                                                          72
     Rate changes                                                                                                    23
     Other effects                                                                                                   12
     -------------------------------------------------------------------------------------------------------------------
     Electric retail revenue                                                                                 $     (203)
     ===================================================================================================================

     o Weather. The weather impact for the nine months ended September 30, 2003 was unfavorable compared to the same period in 2002 as a result of cooler summer weather in 2003. Cooling degree-days decreased 36% in the nine months ended September 30, 2003 compared to the same period in 2002 and were partially offset by a 15% increase in heating degree days in the nine months ended September 30, 2003 compared to the same period in 2002.

     o Customer Choice. The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO.
               For the nine months ended September 30, 2003, the energy provided by alternative suppliers was 12,175 GWhs, or 18.6%, as compared to 9,640 GWhs, or 14.5%, for the nine months ended September 30, 2002.
               As of September 30, 2003, the number of retail customers that had elected to purchase energy from an ARES or the ComEd PPO was approximately 20,000, or 0.6%, as compared to 22,700, or 0.6%, as of September 30, 2002. MWhs delivered to such customers increased from approximately 16.8 million for the nine months ended September 30, 2002 to 19.9 million for the nine months ended September 30, 2003, or from 25% to 30% of total year-to-date retail deliveries.
     o Volume. Revenues from higher delivery volume, exclusive of weather, increased due to an increased number of customers and increased usage per customer, primarily residential and small commercial and industrial.
     o Rate Changes. The increase in revenues attributable to rate changes reflects the collection of additional CTCs in 2003 by ComEd of $65 million due to an increase in sales to customers choosing an ARES or the ComEd PPO and an increase in CTC rates due to the lower wholesale market price of electricity, net of increased mitigation factors. Lower wholesale market prices decreased revenue received under ComEd's PPO by $42 million. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity, net of increased mitigation factors, as a result of the Agreement described in Note 5 of the Condensed Combined Notes to Consolidated Financial Statements, decreases the collection of CTCs as compared to the respective period in 2002.

              Wholesale and miscellaneous revenue for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 decreased $9 million primarily due to a 2002 reimbursement from Generation of $12 million for third-party energy reconciliations.

     Purchased Power
              Purchased power expense decreased $65 million, or 3%, for the nine months ended September 30, 2003. The decrease in purchased power expense was primarily attributable to a $102 million decrease due to unfavorable weather and a $91 million decrease as a result of customers choosing to purchase energy from an ARES, a $20 million decrease due to additional energy billed in 2002 under the PPA with Generation as a result of third-party energy reconciliations discussed in the operating revenue section above, partially offset by an increase of $44 million due to higher volume, an increase of $60 million due to pricing changes related to ComEd's PPA with Generation and an increase of $47 million under the PPA related to decommissioning collections associated with the adoption of SFAS No. 143 that were not included in purchased power in 2002. The $47 million increase in purchased power expense related to SFAS No. 143 had no impact on net income as it was offset by lower regulatory asset amortization in depreciation and amortization expense.

     Operating and Maintenance
              O&M expense increased $57 million, or 8%, for the nine months ended September 30, 2003. The increase in O&M expense was primarily attributable to a net one-time charge of $41 million in 2003 as the result of the Agreement as more fully described in Note 5 of the

     Condensed Combined Notes to Consolidated Financial Statements, $60 million due to The Exelon Way severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs, $13 million of additional storm-related costs and $16 million increase in employee fringe benefits partially offset by $5 million of higher corporate allocations in 2002 due to executive severance, $12 million lower MGP investigation and remediation reserve charges, net of 2003 increases, and $53 million decrease in payroll expenses due to fewer employees.

     Depreciation and Amortization
              Depreciation and amortization expense decreased $110 million, or 28%, for the nine months ended September 30, 2003 as follows:

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Depreciation expense                                 $    229         $     258         $    (29)          (11.2%)
     Recoverable transition costs amortization                  34                75              (41)          (54.7%)
     Other amortization expense                                 24                64              (40)          (62.5%)
     -------------------------------------------------------------------------------------------------
     Total depreciation and amortization                  $    287         $     397         $   (110)          (27.7%)
     =================================================================================================


              The decrease in depreciation expense is primarily due to lower depreciation rates effective July 1, 2002, partially offset by higher property, plant and equipment balances. ComEd completed a depreciation study and implemented lower depreciation rates effective July 1, 2002. The new depreciation rates reflect ComEd's significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annual reduction in depreciation expense is estimated to be approximately $100 million ($60 million, net of income taxes) based on December 31, 2001 plant balances. As a result of the change, depreciation expense decreased $48 million ($29 million, net of income taxes) for the nine months ended September 30, 2003. The decrease in depreciation expense is partially offset by increased depreciation due to capital additions.

              Recoverable transition costs amortization decreased in the nine months ended September 30, 2003 compared to the same period in 2002. The decrease is a result of additional amortization in 2002. ComEd expects to fully recover its recoverable transition costs regulatory asset balance of $141 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

              The decrease in other amortization primarily relates to the reclassification of a regulatory asset for nuclear decommissioning as a result of the adoption of SFAS No. 143 in 2003 (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements). This decrease had no impact on net income as it was offset by increased purchased power from Generation.

     Taxes Other Than Income
              Taxes other than income increased $12 million or 5%, for the nine months ended September 30, 2003 primarily as a result of $5 million in Illinois Public Utility Fund taxes that were not charged in 2002, a $5 million real estate tax refund in 2002 and $8 million in 2003 for use tax payments for periods prior to the Merger, partially offset by a $5 million refund in 2003 of Illinois Electricity Distribution taxes.

     Interest Charges
              Interest charges consist of interest expense and distributions on mandatorily redeemable preferred securities. Interest charges decreased $54 million, or 14%, for the nine months ended September 30, 2003. The decrease in interest expense was primarily attributable to the impact of lower interest rates as a result of refinancing existing debt at lower interest rates for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 and the annual retirement of $340 million in Transitional Trust Notes.

     Other, Net
              Other, net increased $19 million or 66%, for the nine months ended September 30, 2003 as compared to the same period in 2002. In 2002, ComEd recorded a $12 million reserve accrual for a potential plant disallowance from an audit performed in conjunction with ComEd's delivery services rate case. This $12 million was reversed in March 2003 as a result of the March 3, 2003 agreement - as more fully described in Note 5 to the Condensed Combined Notes to Consolidated Financial Statements.

     Income Taxes
              The effective income tax rate was 39.5% for the nine months ended September 30, 2003, compared to 39.8% for the nine months ended September 30, 2002.

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

     Cumulative Effect of a Change in Accounting Principle
              On January 1, 2003, ComEd adopted SFAS No. 143, resulting in income of $5 million, net of tax. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of the adoption of SFAS No. 143.

     LIQUIDITY AND CAPITAL RESOURCES

              ComEd's business is capital intensive and requires considerable capital resources. ComEd's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. ComEd's access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to external financing sources at reasonable terms, ComEd has access to a revolving credit facility that ComEd currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund ComEd's capital requirements, including construction, repayments of maturing debt and the payment of dividends.

              As part of the implementation of The Exelon Way, ComEd has identified 451 positions for elimination by the end of 2004 and anticipates identifying additional positions for elimination in 2005 and 2006. ComEd recorded a charge for cash severance of $37 million during the third quarter 2003, which ComEd anticipates will be paid by December 31, 2004. ComEd anticipates incurring further costs associated with The Exelon Way upon identifying additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

     Cash Flows from Operating Activities

              Cash flows provided by operations were $742 million for the nine months ended September 30, 2003 compared to $1.5 billion for the nine months ended September 30, 2002. The decrease in cash flows in 2003 was primarily attributable to a $504 million decrease in working capital as a result of the paydown of payables to affiliates and other outstanding liabilities,  a  decrease  of $127  million  for  pension  and  non-pension postretirement benefits obligation, a decrease in depreciation and amortization of $110 million. ComEd's future cash flows will depend upon the ability to achieve cost savings in operations and the impact of the economy, weather, customer choice and future regulatory proceedings on its revenues. Although the amounts may vary from period to period as a result of uncertainties inherent in the business, ComEd expects to continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

     Cash Flows from Investing Activities

              Cash flows used in investing activities were $450 million for the nine months ended September 30, 2003 compared to $528 million for the nine months ended September 30, 2002. The decrease in cash flows used in investing activities in 2003 was primarily attributable to the receipt of $213 million from Unicom Investments Inc. related to an intercompany note payable partially offset by $147 million invested in the Exelon intercompany money pool.

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

     Cash Flows from Financing Activities

              Cash flows used in financing activities were $186 million for the nine months ended September 30, 2003 as compared to cash flows used in financing of $970 million for the nine months ended September 30, 2002. Cash flows used in financing activities were primarily attributable to debt issuances and payments of dividends to Exelon, partially offset by retirements and redemptions. The decrease in cash flows used in financing activities is primarily attributable to increased debt and preferred securities issuances of $926 million, partially offset by increased debt and preferred securities redemptions of $139 million and increased interest rate swap settlement payments of $35 million. See Note 12 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of ComEd's debt and preferred securities financing activities. ComEd paid a $305 million dividend to Exelon during the nine months ended September 30, 2003 compared to a $353 million dividend for the nine months ended September 30, 2002.

     Credit Issues

              ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper. ComEd, along with Exelon, PECO and Generation, participates in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility that became effective on November 22, 2002 includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon may increase or decrease the sublimits of each of the participants upon written notification to the banks. As of September 30, 2003, ComEd's sublimit was $100 million. The credit facility is used principally to support ComEd's commercial paper program. At September 30, 2003, ComEd had no commercial paper outstanding. For the nine months ended September 30, 2003, the average interest rate on notes payable was approximately 1.47%.

              The credit facility requires ComEd to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization of debt, certain changes in working capital, and distributions on preferred securities of subsidiaries. ComEd's threshold for the ratio reflected in the credit agreement cannot be less than 2.25 to 1 for the twelve-month period ended September 30, 2003. At September 30, 2003, ComEd was in compliance with the credit agreement thresholds.

              To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by the Exelon corporate treasurer. ComEd, PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon Corporate may participate as a lender. Funding of, and borrowings from, the money pool are predicated on whether such funding results in mutual economic benefits to each of the participants. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. There were no material money pool transactions in 2002. During the nine months ended September 30, 2003, ComEd had various investments in the money pool. The maximum amount of outstanding investments at any time during 2003 was $344 million. As of September 30, 2003, ComEd's investment in the money pool was $147 million. For the nine months ended September 30, 2003, ComEd earned $2 million in interest.

              ComEd's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of ComEd's borrowings is subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities.

              Under PUHCA, ComEd is precluded from lending or extending credit or indemnity to Exelon and can only pay dividends from retained or current earnings. Furthermore, a significant loss recorded at ComEd may limit the dividends that ComEd can distribute to Exelon. However, the SEC has authorized ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided ComEd may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization (including transitional trust notes). At September 30, 2003, ComEd had retained earnings of $836 million and its common equity ratio was 47%. Long-term debt included $1.7 billion of transitional trust notes.

     Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

              Contractual   obligations  represent  cash  obligations  that  are
     considered to be firm commitments and commercial commitments represent commitments triggered by future events. ComEd's contractual obligations and commercial commitments as of September 30, 2003 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2002 Form 10-K except for the following:

     o On March 3, 2003, ComEd entered into the Agreement with various Illinois electric retail market suppliers, key customer groups and governmental parties regarding several matters affecting ComEd's rates for electric service. The Agreement addressed, among other things, issues related to ComEd's delivery services rate proceeding, market value index proceeding, the process for competitive service declarations for large-load customers and an extension of the PPA with Generation. During the second quarter of 2003, the ICC issued orders consistent with the Agreement, which is now effective.

               The Agreement provides for a modification of the methodology used to determine ComEd's market value energy credit. That credit is used to determine the price for specified market-based rate offerings and the amount of the CTC that ComEd is allowed to collect from customers who select an ARES or the PPO. The credit was adjusted upwards through agreed upon "adders" which took effect in June 2003 and will have the effect of reducing ComEd's CTC charges to customers. Prior to the Agreement, all CTC charges were subject to annual mid-year adjustments based on the forward market prices for on-peak energy and historical market prices for off-peak energy. The Agreement provides that the annual market price adjustment will reflect forward market prices for energy, rather than historical, and allows customers an option to lock in current levels of CTC charges for multi-year periods during the regulatory transition period ending in 2006. These changes provide customers and suppliers greater price certainty and are expected to result in an increase in the number of customers electing to purchase energy from alternate suppliers.

               The annual market price adjustments to the CTC effective in June 2002 and June 2003 had the effect of significantly increasing the CTC charge in June 2002, and subsequently significantly reducing the CTC charge in June 2003. In 2002, ComEd collected $306 million in CTC revenue. Based on the changes in the CTC as part of the Agreement and on current assumptions about the competitive price of delivered energy and customers' choice of electric supplier, ComEd estimates that CTC revenue will be approximately $300 million in 2003 and approximately $140 million for each of the years 2004 through 2006.

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

     o ComEd has entered into several agreements with a tax consultant related to the filing of refund claims with the IRS and has made refundable prepayments of $11 million for potential fess associated with these agreements. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ultimate net cash flows to ComEd related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd. ComEd's tax benefits for periods prior to the Merger would be recorded as a reduction of goodwill pursuant to a reallocation of the Merger purchase price. ComEd cannot predict the timing of the final resolution of these refund claims.

     o See Note 12 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in ComEd's debt and preferred securities obligations from those set forth in the 2002 Form 10-K.

     o See Note 9 of the Condensed Combined Notes to Consolidated Financial Statements for the commercial commitments table representing ComEd's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

     PECO ENERGY COMPANY
     -------------------

     GENERAL

              PECO operates in a single  business  segment,  and its  operations consist of the regulated sale of electricity and distribution and transmission in southeastern Pennsylvania and the sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

     RESULTS OF OPERATIONS

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Significant Operating Trends - PECO

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES                                                $   1,149      $ 1,224      $   (75)      (6.1%)

     OPERATING EXPENSES
         Purchased power                                                     482          509          (27)      (5.3%)
         Fuel                                                                 28           40          (12)     (30.0%)
         Operating and maintenance                                           192          140           52       37.1%
         Depreciation and amortization                                       134          127            7        5.5%
         Taxes other than income                                              12           85          (73)     (85.9%)
     -----------------------------------------------------------------------------------------------------
              Total operating expenses                                       848          901          (53)      (5.9%)
     -----------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                        301          323          (22)      (6.8%)
     -----------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                    (73)         (93)          20      (21.5%)
         Interest expense to affiliate                                        (2)          --           (2)       n.m.
         Distributions on mandatorily redeemable preferred securities         (1)          (2)           1      (50.0%)
         Other, net                                                          (10)           5          (15)       n.m.
     -----------------------------------------------------------------------------------------------------
              Total other income and deductions                              (86)         (90)           4       (4.4%)
     -----------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                                              215          233          (18)      (7.7%)

     INCOME TAXES                                                             74           76           (2)      (2.6%)
     -----------------------------------------------------------------------------------------------------

     NET INCOME                                                              141          157          (16)     (10.2%)
     Preferred stock dividends                                                (1)          (2)           1      (50.0%)
     -----------------------------------------------------------------------------------------------------

     NET INCOME ON COMMON STOCK                                        $     140      $   155      $   (15)      (9.7%)
     =====================================================================================================

     n.m. - not meaningful

     Net Income
              Net income on common stock decreased $15 million, or 10%, for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease was a result of lower sales volume, unfavorable weather conditions, increased O&M related to storm-related damage, and The Exelon Way severance costs, partially offset by lower other operating and maintenance expenses, taxes other than income and interest expense on debt.

     Operating Revenue
              PECO's electric sales statistics were as follows:

                                                    Three Months Ended September 30,
                                                    --------------------------------
     Retail Deliveries - (in GWhs)                            2003              2002         Variance         % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Deliveries (1)
     Residential                                             3,333             3,422              (89)           (2.6%)
     Small Commercial & Industrial                           1,753             2,066             (313)          (15.2%)
     Large Commercial & Industrial                           4,013             4,006                7             0.2%
     Public Authorities & Electric Railroads                   217               224               (7)           (3.1%)
     -------------------------------------------------------------------------------------------------
                                                             9,316             9,718             (402)           (4.1%)
     -------------------------------------------------------------------------------------------------
     Unbundled Deliveries (2)
     Residential                                               258               371             (113)          (30.5%)
     Small Commercial & Industrial                             520               154              366             n.m.
     Large Commercial & Industrial                             208               236              (28)          (11.9%)
     Public Authorities & Electric Railroads (3)                --                --               --              --
     -------------------------------------------------------------------------------------------------
                                                               986               761              225            29.6%
     -------------------------------------------------------------------------------------------------
     Total Retail Deliveries                                10,302            10,479             (177)           (1.7%)
     =================================================================================================

     (1) Bundled service reflects deliveries to customers taking electric service under tariffed rates.
     (2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier.
     (3) PECO's unbundled sales to Public Authorities and Electric Railroads were less than one GWh per quarter.

                                                    Three Months Ended September 30,
                                                    --------------------------------
     Electric Revenue                                         2003              2002         Variance         % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Revenue (1)
     Residential                                          $    466         $     478         $    (12)          (2.5%)
     Small Commercial & Industrial                             211               251              (40)         (15.9%)
     Large Commercial & Industrial                             292               296               (4)          (1.4%)
     Public Authorities & Electric Railroads                    19                21               (2)          (9.5%)
     -------------------------------------------------------------------------------------------------
                                                               988             1,046              (58)          (5.5%)
     -------------------------------------------------------------------------------------------------
     Unbundled Revenue (2)
     Residential                                                20                32              (12)         (37.5%)
     Small Commercial & Industrial                              28                 9               19            n.m.
     Large Commercial & Industrial                               5                 7               (2)         (28.6%)
     Public Authorities & Electric Railroads (3)                --                --               --              --
     -------------------------------------------------------------------------------------------------
                                                                53                48                5           10.4%
     -------------------------------------------------------------------------------------------------
     Total Electric Retail Revenues                          1,041             1,094              (53)          (4.8%)
     Wholesale and Miscellaneous Revenue (4)                    55                63               (8)         (12.7%)
     -------------------------------------------------------------------------------------------------
     Total Electric Revenue                               $  1,096         $   1,157         $    (61)          (5.3%)
     =================================================================================================

     (1) Bundled revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC charge.
     (2) Unbundled revenue reflects revenue from customers electing to receive generation from an alternative supplier, which includes a distribution charge and a CTC charge.
     (3) PECO's unbundled sales to Public Authorities and Electric Railroads were less than $1 million per quarter.
     (4) Wholesale and miscellaneous revenues include transmission revenue and other wholesale energy sales.

              The changes in electric retail revenues for the three months ended September 30, 2003, as compared to the same period in 2002, were as follows:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Rate mix                                                                                                   $   (21)
     Weather                                                                                                        (18)
     Customer choice                                                                                                (14)
     Volume                                                                                                           1
     Other effects                                                                                                   (1)
     -------------------------------------------------------------------------------------------------------------------
     Retail revenue                                                                                             $   (53)
     ===================================================================================================================

     o Rate Mix. The decrease in revenues from rate mix is due to changes in monthly usage patterns in all customer classes during the three months ended September 30, 2003 as compared to the same period in 2002.
     o Weather. The demand for electricity is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as "favorable weather conditions" because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact was unfavorable compared to the prior year as a result of cooler summer weather during the quarter. Cooling degree-days decreased 11%.
     o Customer Choice. All PECO customers may choose to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.

               For the three months ended September 30, 2003, the energy provided by alternative suppliers was 986 GWhs, or 9.6%, as compared to 761 GWhs, or 7.3%, for the three months ended September 30, 2002. As of September 30, 2003, the number of customers served by alternative suppliers was 297,821, or 19.6%, as compared to 285,549, or 18.7%, as of September 30, 2002.
               The PUC's Final Electric Restructuring Order established MST to promote competition. The MST requirements provide that if, as of January 1, 2003, less than 50% of residential and commercial customers have chosen an alternative electric generation supplier, the number of customers sufficient to meet the MST shall be randomly selected and assigned to an alternative electric generation supplier through a PUC determined process. On January 1, 2003, the number of customers choosing an alternative electric generation supplier did not meet the MST. In January 2003, PECO submitted to the PUC an MST plan to meet the 50% threshold requirement for its commercial customers, which was approved by the PUC in February 2003. As of March 31, 2003, an auction had been completed for the commercial customers. In May 2003, the customer enrollment phase was completed and customers that did not choose to opt out of the program were transferred to the alternative electric generation suppliers. In February 2003, PECO filed a residential customer MST plan, and on May 1, 2003, the PUC approved the plan. The approved plan provides for a two-step process with a total of up to 400,000 residential customers being assigned to winning alternative electric generation supplier bidders: up to 100,000 in July 2003, and another 300,000 in December 2003. The auction for the first phase of the residential program received no supplier bids.
          Therefore, according to the MST plan requirements, 75% of those customers are required to be added to the auction for the second phase of the residential program for a total of 375,000 customers. In September 2003, the auction for the second phase of the residential customer MST plan resulted in two winning bidders who were awarded an aggregate of 267,000 residential customers. The selected customers will be transferred during December 2003. No renewable bids were received for any customers. Any customer transferred has the right to return to PECO at any time. PECO does not expect the transfer of customers pursuant to the MST plan to have a material impact on its results of operations, financial position or cash flows.
     o Volume. Exclusive of weather impacts, higher delivery volume affected PECO's revenue by $1 million compared to the same period in 2002 primarily related to decreases in usage by the residential class offset by an increase in usage by the small commercial and industrial class.

              PECO's gas sales statistics for the three months ended September 30, 2003 as compared to the same period in 2002 were as follows:

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Deliveries to customers in mmcf                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                          3,498        3,805         (307)      (8.1%)
     Transportation                                                        6,012        7,542       (1,530)     (20.3%)
     -----------------------------------------------------------------------------------------------------
     Total                                                                 9,510       11,347       (1,837)     (16.2%)
     =====================================================================================================

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Revenue                                                                2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                      $      47    $      43    $       4        9.3%
     Transportation                                                            4            5           (1)     (20.0%)
     Resales and other                                                         2           19          (17)     (89.5%)
     -----------------------------------------------------------------------------------------------------
     Total                                                             $      53     $     67    $     (14)     (20.9%)
     =====================================================================================================

              The changes in gas retail revenue for the three months ended September 30, 2003 as compared to the same period in 2002, were as follows:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Rate changes                                                                                             $       6
     Volume                                                                                                          (2)
     -------------------------------------------------------------------------------------------------------------------
     Total gas retail revenues                                                                                $       4
     ===================================================================================================================

     o Rate Changes. The favorable variance in rate changes is attributable to increases of 15% and 7% in the purchased gas adjustment by the PUC effective March 1, 2003 and June 1, 2003, respectively. The average rate per million cubic feet for the three months ended September 30, 2003 was 18% higher than the same period in 2002. PECO's gas rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.
     o Volume. Delivery volume was lower in the three months ended September 30, 2003 compared to the same period in 2002 due to decreased retail sales in all customer classes.

              The reduction in transportation volumes and revenues are primarily the result of lower intercompany deliveries to Generation during the three months ended September 30, 2003 compared to the same period in 2002.

              Lower resale revenues are attributable to a decrease in off-system sales, exchanges and capacity releases during the three months ended September 30, 2003 compared to the same period in 2002.

     Purchased Power
              Purchased power expense for the three months ended September 30, 2003 decreased $27 million, or 5%, as compared to the same period in 2002. The decrease in purchased power expense was primarily attributable to $11 million of unfavorable weather conditions, $11 million from customers in Pennsylvania selecting an alternative electric generation supplier and $9 million related to lower PJM ancillary charges, partially offset by higher delivery volumes of $3 million.

     Fuel
              Fuel expense for the three months ended September 30, 2003 decreased $12 million, or 30%, as compared to the same period in 2002. This decrease was primarily attributable to lower wholesale sales of gas of $17 million, partially offset by higher gas prices and volumes of $4 million.

     Operating and Maintenance
              O&M expense for the three months ended September 30, 2003 increased $52 million, or 37%, as compared to the same period in 2002. The increase in O&M expense was primarily attributable to $41 million of severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way, $18 million of higher storm-related costs, $4 million of higher corporate allocations, and $2 million of higher expense related to the allowance for the uncollectible accounts, partially offset by $10 million of lower costs associated with the initial implementation of automated meter reading services in 2002 and a $7 million decrease in payroll expense.

     Depreciation and Amortization
              Depreciation and amortization expense for the three months ended September 30, 2003 increased $7 million, or 6%, as compared to the same period in 2002 was as follows:

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Competitive transition charge amortization             $   96         $      90         $      6              6.7%
     Depreciation expense                                       33                31                2              6.5%
     Other amortization expense                                  5                 6               (1)          (16.7%)
     -------------------------------------------------------------------------------------------------
     Total depreciation and amortization                    $  134         $     127         $      7              5.5%
     =================================================================================================

              The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act.

     Taxes Other Than Income
              Taxes other than income for the three months ended September 30, 2003 decreased $73 million, or 86%, as compared to the same period in 2002. The decrease was primarily attributable to $58 million related to the reversal of real estate tax accruals during the third quarter of 2003, $9 million related to 2002 real estate tax expense, $3 million related to 2002 capital stock tax and $3 million of lower gross receipts tax related to lower revenues.

     Interest Charges
              Interest charges consist of interest expense, interest expense to affiliate and distributions on mandatorily redeemable preferred securities. Interest charges decreased $19 million, or 20%, in the three months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily attributable to lower interest expense on long-term debt of $10 million as a result of less outstanding debt and refinancing of existing debt at lower rates, and a reversal of accrued interest expense on federal income taxes of $8 million.

     Other, Net
              Other, net decreased income by $15 million in the three months ended September 30, 2003 as compared to the same period in 2002. The decrease was attributable to reversal of interest income on federal income taxes.

     Income Taxes
              The effective tax rate was 34.4% for the three months ended September 30, 2003 as compared to 32.6% for the same period in 2002. The increase in the effective tax rate primarily reflects the impact of changes in income before income taxes.

     Preferred Stock Dividends
              Preferred stock dividends for the three months ended September 30, 2003 were consistent as compared to the same period in 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Significant Operating Trends - PECO

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES                                                $   3,328      $ 3,239      $    89        2.7%

     OPERATING EXPENSES
         Purchased power                                                   1,290        1,265           25        2.0%
         Fuel                                                                285          228           57       25.0%
         Operating and maintenance                                           453          407           46       11.3%
         Depreciation and amortization                                       370          348           22        6.3%
         Taxes other than income                                             123          207          (84)     (40.6%)
     -----------------------------------------------------------------------------------------------------
              Total operating expenses                                     2,521        2,455           66        2.7%
     -----------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                        807          784           23        2.9%
     -----------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                   (241)        (280)          39      (13.9%)
         Interest expense to affiliate                                        (2)          --           (2)       n.m.
         Distributions on mandatorily redeemable preferred securities         (6)          (7)           1      (14.3%)
         Other, net                                                           --            7           (7)       n.m.
     -----------------------------------------------------------------------------------------------------
              Total other income and deductions                             (249)        (280)          31      (11.1%)
     -----------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                                              558          504           54       10.7%

     INCOME TAXES                                                            193          166           27       16.3%
     -----------------------------------------------------------------------------------------------------

     NET INCOME                                                              365          338           27        8.0%
     Preferred stock dividends                                                (4)          (6)           2      (33.3%)
     -----------------------------------------------------------------------------------------------------

     NET INCOME ON COMMON STOCK                                        $     361      $   332      $    29        8.7%
     =====================================================================================================

     n.m. - not meaningful

     Net Income
              Net income on common stock increased $29 million, or 9%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase was a result of higher sales volume, favorable weather conditions, lower interest expense and taxes other than income, partially offset by increased O&M resulting from storm-related damage, and The Exelon Way severance costs, increased income taxes and depreciation and amortization expense.

     Operating Revenue
              PECO's electric sales statistics were as follows:

                                                     Nine Months Ended September 30,
                                                     -------------------------------
     Retail Deliveries  (in GWhs)                             2003              2002         Variance         % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Deliveries (1)
     Residential                                             8,723             7,592            1,131            14.9%
     Small Commercial & Industrial                           5,065             5,704             (639)         (11.2%)
     Large Commercial & Industrial                          11,190            11,285              (95)          (0.8%)
     Public Authorities & Electric Railroads                   692               617               75           12.2%
     -------------------------------------------------------------------------------------------------
                                                            25,670            25,198              472            1.9%
     -------------------------------------------------------------------------------------------------
     Unbundled Deliveries (2)
     Residential                                               708             1,720           (1,012)         (58.8%)
     Small Commercial & Industrial                           1,044               253              791            n.m.
     Large Commercial & Industrial                             610               351              259           73.8%
     Public Authorities & Electric Railroads (3)                --                --               --           --
     -------------------------------------------------------------------------------------------------
                                                             2,362             2,324               38            1.6%
     -------------------------------------------------------------------------------------------------
     Total Retail Deliveries                                28,032            27,522              510            1.9%
     =================================================================================================

     (1) Bundled service reflects deliveries to customers taking electric service under tariffed rates.
     (2) Unbundled service reflects customers electing to receive electric generation service from an alternative energy supplier.
     (3) PECO's unbundled sales to Public Authorities and Electric Railroads were less than one GWh per quarter.


                                                     Nine Months Ended September 30,
                                                     -------------------------------
     Electric Revenue                                         2003              2002         Variance         % Change
     -------------------------------------------------------------------------------------------------------------------
     Bundled Revenue (1)
     Residential                                          $  1,122         $     999         $    123           12.3%
     Small Commercial & Industrial                             585               664              (79)         (11.9%)
     Large Commercial & Industrial                             825               829               (4)          (0.5%)
     Public Authorities & Electric Railroads                    62                58                4            6.9%
     -------------------------------------------------------------------------------------------------
                                                             2,594             2,550               44            1.7%
     -------------------------------------------------------------------------------------------------
     Unbundled Revenue (2)
     Residential                                                52               129              (77)         (59.7%)
     Small Commercial & Industrial                              54                13               41            n.m.
     Large Commercial & Industrial                              16                10                6           60.0%
     Public Authorities & Electric Railroads (3)                --                --               --              --
     -------------------------------------------------------------------------------------------------
                                                               122               152              (30)         (19.7%)
     -------------------------------------------------------------------------------------------------
     Total Electric Retail Revenues                          2,716             2,702               14            0.5%
     Wholesale and Miscellaneous Revenue (4)                   164               179              (15)          (8.4%)
     -------------------------------------------------------------------------------------------------
     Total Electric Revenue                               $  2,880         $   2,881         $     (1)             --
     =================================================================================================

     (1) Bundled revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC charge.
     (2) Unbundled revenue reflects revenue from customers electing to receive generation from an alternative supplier, which includes a distribution charge and a CTC charge.
     (3) PECO's unbundled sales to Public Authorities and Electric Railroads were less than $1 million per quarter.
     (4) Wholesale and miscellaneous revenues include transmission revenue and other wholesale energy sales.

              The changes in electric retail revenues for the nine months ended September 30, 2003, as compared to the same period in 2002, were as follows:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Volume                                                                                                     $    37
     Weather                                                                                                          8
     Rate Mix                                                                                                       (28)
     Customer choice                                                                                                 (3)
     -------------------------------------------------------------------------------------------------------------------
     Retail revenue                                                                                             $    14
     ===================================================================================================================


     o Volume. Exclusive of weather impacts, higher delivery volume affected PECO's revenue by $37 million compared to the same period in 2002 primarily related to increases in the small and large commercial and industrial customer classes.
     o Weather. The weather impact was favorable compared to the prior year as a result of colder winter weather partially offset by cooler summer weather. Heating degree-days increased 35% and cooling degree-days decreased 19% for the nine months ended September 30, 2003 compared to the same period in 2002.
     o Rate Mix. The decrease in revenues from rate mix is due to changes in monthly usage patterns in all customer classes during the nine months ended September 30, 2003 as compared to the same period in 2002.
     o Customer Choice. All PECO customers may choose to purchase energy from other suppliers. This choice generally does not impact kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.
               For the nine months ended September 30, 2003, the energy provided by alternative suppliers was 2,362 GWhs, or 8.4%, as compared to 2,324 GWhs, or 8.4%, for the nine months ended September 30, 2002. As of September 30, 2003, the number of customers served by alternative suppliers was 297,821, or 19.6%, as compared to 285,549, or 18.7%, as of September 30, 2002.

              PECO's gas sales statistics and revenue detail were as follows:

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Deliveries to customers in mmcf                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                         44,183       34,128       10,055       29.5%
     Transportation                                                       19,954       22,862       (2,908)     (12.7%)
     -----------------------------------------------------------------------------------------------------
     Total                                                                64,137       56,990        7,147       12.5%
     =====================================================================================================

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Revenue                                                                2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Retail sales                                                      $     418    $     309    $     109       35.3%
     Transportation                                                           14           15           (1)      (6.7%)
     Resales and other                                                        16           34          (18)     (52.9%)
     -----------------------------------------------------------------------------------------------------
     Total                                                             $     448     $    358     $     90       25.1%
     =====================================================================================================

              The changes in gas retail revenue for the nine months ended September 30, 2003 as compared to the same period in 2002, were as follows:

                                                                                                               Variance
     -------------------------------------------------------------------------------------------------------------------
     Weather                                                                                                  $      73
     Volume                                                                                                          21
     Rate changes                                                                                                    15
     -------------------------------------------------------------------------------------------------------------------
     Total gas retail revenue                                                                                 $     109
     ===================================================================================================================

     o Weather. The weather impact was favorable compared to the prior year as a result of colder winter weather. Heating degree-days increased 35% in the nine months ended September 30, 2003 compared to the same period in 2002. Retail sales deliveries increased approximately 8,600 mmcf due to the colder weather.
     o Volume. Exclusive of weather impacts, higher delivery volume increased revenue in the nine months ended September 30, 2003 compared to the same period in 2002 resulting from increased retail sales in all classes. Deliveries to retail customers increased approximately 1,500 mmcf, or 4% in the nine months ended September 30, 2003 compared to the same period in 2002.
     o Rate Changes. The favorable variance in rates is attributable to increases of 15% and 7% in the purchased gas adjustment by the PUC effective March 1, 2003 and June 1, 2003, respectively. The average rate per mmcf for the nine months ended September 30, 2003 was 5% higher than the rate in the same 2002 period. PECO's gas rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.

              The reduction in transportation volumes and revenues are primarily the result of lower intercompany deliveries to Generation during the nine months ended September 30, 2003 compared to the same period in 2002.

              Lower resale revenues are attributable to a decrease in off-system sales, exchanges and capacity releases during the nine months ended September 30, 2003 compared to the same period in 2002.

     Purchased Power
              Purchased power expense for the nine months ended September 30, 2003 increased $25 million, or 2%, as compared to the same period in 2002. The increase in purchased power expense was primarily attributable to $24 million of higher electric delivery volume and $2 million related to higher PJM ancillary charges.

     Fuel
              Fuel expense for the nine months ended September 30, 2003 increased $57 million, or 25%, as compared to the same period in 2002. This increase was primarily attributable to $50 million of favorable weather conditions, $15 million from higher gas prices and $11 million of higher delivery volumes, partially offset by $24 million in reductions from resale transactions.

     Operating and Maintenance
              O&M expense for the nine months ended September 30, 2003 increased $46 million, or 11% as compared to the same period in 2002. The increase in O&M expense was primarily attributable to $41 million of severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way, $22 million of higher storm-related costs, $12 million of increased employee fringe benefits, partially offset by $23 million of lower costs associated with the initial implementation of automated meter reading services in 2002, $7 million of lower expense related to the allowance for uncollectible accounts and $6 million of additional miscellaneous other net positive impacts.

     Depreciation and Amortization
              Depreciation and amortization expense for the nine months ended September 30, 2003 increased $22 million, or 6%, as compared to the same period in 2002 as follows:

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                              2003              2002         Variance          % Change
     -------------------------------------------------------------------------------------------------------------------
     Competitive transition charge amortization             $  256         $     236         $     20              8.5%
     Depreciation expense                                       99                94                5              5.3%
     Other amortization expense                                 15                18               (3)          (16.7%)
     -------------------------------------------------------------------------------------------------
     Total depreciation and amortization                    $  370         $     348         $     22              6.3%
     =================================================================================================

              The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act and the increase in depreciation expense resulted from additional plant in service.

     Taxes Other Than Income
              Taxes other than income for the nine months ended September 30, 2003 decreased $84 million, or 41%, as compared to the same period in 2002. The decrease was primarily attributable to a $58 million reversal of real estate tax accruals during the third quarter of 2003, a $12 million reversal of the use tax accrual due to an audit settlement and a $12 million decrease in 2003 real estate tax expense.

     Interest Charges
              Interest charges consist of interest expense, interest expense to affiliates and distributions on mandatorily redeemable preferred securities. Interest charges decreased $38 million, or 13%, in the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily attributable to lower interest expense on long-term debt of $28 million as a result of scheduled principal payments and refinancing of existing debt at lower interest rates and an $8 million reversal of accrued interest expense on federal income taxes.

     Other, Net
              Other, net decreased $7 million in the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily attributable to reversal of interest income on federal income taxes of $14 million, partially offset by $4 million related to higher interest income and the favorable settlement of a customer contract of $3 million.

     Income Taxes
              The effective tax rate was 34.6% for the nine months ended September 30, 2003 as compared to 32.9% for the same period in 2002. The increase in the effective tax rate primarily reflects the impact of changes in income before income taxes.

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

     Preferred Stock Dividends
              Preferred stock dividends for the nine months ended September 30, 2003 were consistent as compared to the same period in 2002.


     LIQUIDITY AND CAPITAL RESOURCES

              PECO's business is capital intensive and requires considerable capital resources. PECO's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO's access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to external financing sources at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund PECO's capital requirements, including construction, repayments of maturing debt and payment of dividends.

              As part of the implementation of The Exelon Way, PECO has identified 140 positions for elimination by the end of 2004 and anticipates identifying additional positions for elimination in 2005 and 2006. PECO recorded a charge for cash severance of $13 million during the third quarter 2003, which PECO anticipates will be paid by December 31, 2004. PECO anticipates incurring further costs associated with The Exelon Way upon identifying additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

     Cash Flows from Operating Activities

              Cash flows provided by operations for the nine months ended September 30, 2003 and 2002 were $757 million and $473 million, respectively. The increase in cash flows was primarily attributable to a $300 million increase in working capital and by a $27 million increase in net income, partially offset by an $83 million change in deferred energy costs. PECO's cash flow from operating activities primarily results from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. PECO's future cash flows will depend upon the ability to achieve operating cost reductions and the impact of the economy, weather, customer choice and future regulatory proceedings on its revenues. Although the amounts may vary from period to period as a result of the uncertainties inherent in its business, PECO expects that it will continue to provide a reliable and steady source of internal cash flow from operations for the foreseeable future.

     Cash Flows from Investing Activities

              Cash flows used in investing activities for the nine months ended September 30, 2003 and 2002 were $193 million and $177 million, respectively. The increase in cash flows used in investing activities was primarily attributable to an increase in capital expenditures.

              PECO's projected capital expenditures for 2003 are $272 million. Approximately 60% of the budgeted 2003 expenditures are for continuing efforts to further improve the reliability of its transmission and distribution systems. The remainder is for capital additions to support new business and customer growth. PECO anticipates that its capital expenditures will be funded by internally generated funds, borrowings, the issuance of preferred securities, or capital contributions from Exelon. PECO's proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

     Cash Flows from Financing Activities

              Cash flows used in financing activities for the nine months ended September 30, 2003 and 2002 were $545 million and $214 million, respectively. Cash flows used in financing activities are primarily attributable to debt service and payment of dividends to Exelon. The increase in cash flows used in financing activities is primarily attributable to increased debt and preferred securities redemptions of $681 million, partially offset by additional issuances of long-term debt of $328. See Note 12 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of PECO's debt financing activities. For the nine months ended September 30, 2003, PECO paid Exelon $244 million in common stock dividends compared to $255 million for the same period in 2002.

     Credit Issues

              PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon's intercompany money pool. PECO, along with Exelon, ComEd and Generation, participates in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility became effective November 22, 2002 and includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon may increase or decrease the sublimits of each of the participants upon written notification to the banks. As of September 30, 2003, PECO's sublimit was $400 million. The credit facility is used by PECO principally to support its commercial paper program. At September 30, 2003, PECO's Consolidated Balance Sheet reflected $12 million in commercial paper outstanding. For the nine months ended September 30, 2003, the average interest rate on notes payable was approximately 1.25%.

              The credit facility requires PECO to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization debt, certain changes in working capital and distributions on preferred securities of subsidiaries. PECO's threshold for the ratio reflected in the credit agreement cannot be less than 2.25 to 1 for the twelve-month period ended September 30, 2003. At September 30, 2003, PECO was in compliance with the credit agreement thresholds.

              To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool.
     Participation in the money pool is subject to authorization by Exelon's corporate treasurer. ComEd, PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon Corporate may participate as a lender. Funding of, and borrowings from, the money pool are predicated on whether such funding results in mutual economic benefits to each of the participants. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. During the nine months ended September 30, 2003, PECO had various investments in the money pool. The maximum amount of outstanding investments at any time during 2003 was $59 million. As of September 30, 2003, there was no outstanding investment balance. For the nine months ended September 30, 2003, PECO earned less than $1 million in interest.

              PECO's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities ratings. None of PECO's borrowings is subject to default or prepayment as a result of a downgrading of securities ratings although such a downgrading could increase interest charges under certain bank credit facilities.

              Under PUHCA, PECO is precluded from lending or extending credit or indemnity to Exelon and can pay dividends only from retained or current earnings. At September 30, 2003, PECO had retained earnings of $517 million.

              Long-term debt included $4 billion of transition bonds.

     Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

              Contractual   obligations  represent  cash  obligations  that  are
     considered to be firm commitments and commercial commitments represent commitments triggered by future events. PECO's contractual obligations and commercial commitments as of September 30, 2003 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2002 Form 10-K except for the following:

     o PECO has entered into several agreements with a tax consultant related to the filing of refund claims with the IRS and has made refundable prepayments of $1 million for potential fees associated with these agreements. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. As such, ultimate net cash flows to PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of PECO. PECO cannot predict the timing of the final resolution of these refund claims.

     o See Note 12 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of material changes in PECO's debt and preferred securities obligations from those set forth in the 2002 Form 10-K.

     o See Note 9 of the Condensed Combined Notes to Consolidated Financial Statements for the commercial commitments table representing PECO's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

     EXELON GENERATION COMPANY, LLC
     ------------------------------


     GENERAL

              Generation operates as a single segment and its operations consist of electric generating facilities, energy marketing operations and equity interests in Sithe and AmerGen.

     RESULTS OF OPERATIONS

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Significant Operating Trends - Generation

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES                                                $   2,537      $ 2,213      $   324       14.6%

     OPERATING EXPENSES
         Purchased power                                                   1,240        1,257          (17)      (1.4%)
         Fuel                                                                449          273          176       64.5%
         Impairment of Exelon Boston Generating, LLC                         945           --          945        n.m.
         Operating and maintenance                                           530          391          139       35.5%
         Depreciation and amortization                                        51           68          (17)     (25.0%)
         Taxes other than income                                              28           37           (9)     (24.3%)
     -----------------------------------------------------------------------------------------------------
              Total operating expenses                                     3,243        2,026        1,217       60.1%
     -----------------------------------------------------------------------------------------------------

     OPERATING INCOME (LOSS)                                                (706)         187         (893)       n.m.
     -----------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                    (25)         (23)          (2)       8.7%
         Equity in earnings of unconsolidated affiliates                      53           87          (34)     (39.1%)
         Other, net                                                          (30)          14          (44)       n.m.
     -----------------------------------------------------------------------------------------------------
              Total other income and deductions                               (2)          78          (80)    (102.6%)
     -----------------------------------------------------------------------------------------------------

     INCOME (LOSS) BEFORE INCOME TAXES                                      (708)         265         (973)       n.m.

     INCOME TAXES                                                           (280)         102         (382)       n.m.
     -----------------------------------------------------------------------------------------------------

     NET INCOME (LOSS)                                                 $    (428)     $   163      $  (591)       n.m.
     =====================================================================================================

     n.m. - not meaningful

     Net Income (Loss)
              Generation's net income decreased by $591 million for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to a $945 million ($573 million, net of income taxes) impairment charge related to Generation's long-lived assets in EBG, an additional $55 million ($36 million, net of income taxes) impairment charge related to Generation's investment in Sithe, and $46 million ($30 million, net of income taxes) due to severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way. The decrease was partially offset by a $165 million increase in revenue, net of purchased power and fuel. Net income
     (loss) was additionally affected by a net decrease in the equity in earnings of unconsolidated affiliates.

     Operating Revenues
              Revenues increased by $324 million, or 15% for the three months ended September 30, 2003 compared to the same period in 2002. For the three months ended September 30, 2003 and 2002, Generation's sales were as follows:

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Revenue (in millions)                                                  2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery and Exelon Energy Company                         $   1,338    $   1,461    $    (123)      (8.4%)
     Market Sales                                                          1,138          752          386       51.3%
     -----------------------------------------------------------------------------------------------------
     Total Energy Sales Revenue                                            2,476        2,213          263       11.9%
     Trading Portfolio                                                         1          (12)          13     (108.3%)
     Other Revenue                                                            60           12           48        n.m.
     -----------------------------------------------------------------------------------------------------
     Total Revenue                                                     $   2,537    $   2,213    $     324       14.6%
     =====================================================================================================

                                                             Three Months Ended September 30,
                                                             --------------------------------
     Sales (in GWhs)                                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery and Exelon Energy Company                            32,237       35,996       (3,759)     (10.4%)
     Market Sales                                                         29,613       21,177        8,436       39.8%
     -----------------------------------------------------------------------------------------------------
     Total Sales                                                          61,850       57,173        4,677        8.2%
     =====================================================================================================

              Trading volumes of 11,086 GWhs and 28,455 GWhs for the three months ended September 30, 2003 and 2002, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VaR trading limits in 2003, which are set by the Risk Management Committee and approved by the Board of Directors.

              Generation's average revenue (per MWh) on energy sales for the three months ended September 30, 2003 and 2002 is as follows:

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
      ($/MWh)                                                                   2003               2002        % Change
     -------------------------------------------------------------------------------------------------------------------
     Average Revenue
         Energy Delivery and Exelon Energy Company                       $     41.51      $      40.56            2.3%
         Market Sales                                                          38.43             35.50            8.3%
         Total - excluding the trading portfolio                               40.03             38.69            3.5%
     -------------------------------------------------------------------------------------------------------------------

                Energy Delivery and Exelon Energy Company. Sales to Energy Delivery decreased by $102 million primarily due to unfavorable weather in ComEd and PECO's service territories during the three months ended September 30, 2003 compared to the same period in 2002. Generation's average revenue per MWh was affected by increased weighted average on and off-peak prices per MWh for supply agreements with ComEd and PECO. Sales to Exelon Energy Company decreased $21 million for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the discontinuance of Exelon Energy Company operations in the PJM region.

              Market Sales. The increase in market sales was primarily attributable to a $227 million increase resulting from increased production from generating assets acquired during 2002. In addition, market sales increased $149 million as a result of favorable market prices, primarily driven by increased fossil fuel prices, and a $19 million increase due to lower load requirements to affiliates.

              Trading Revenues. Trading activity increased revenue by $1 million during the three months ended September 30, 2003 compared to a $12 million decrease for the same period in 2002 due to reduced trading volume and overall portfolio performance improvement in 2003.

              Other Revenues. Other revenues increased primarily due to increases in natural gas market sales. As a result of natural gas supply contracts assigned to Generation with the 2002 asset acquisitions, Generation had an excess supply of natural gas. Other revenues also include nuclear decommissioning cost recoveries from ComEd and PECO.

     Purchased Power and Fuel
              Generation's supply source of its sales and average supply costs are summarized below:

                                                              Three Months Ended September 30,
                                                              --------------------------------
     Supply of Sales (in GWhs)                                              2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Nuclear Generation (1)                                               30,152       29,817          335        1.1%
     Purchases - non-trading portfolio (2)                                24,062       23,425          637        2.7%
     Fossil and Hydro Generation                                           7,636        3,931        3,705       94.3%
     -----------------------------------------------------------------------------------------------------
     Total Supply                                                         61,850       57,173        4,677        8.2%
     =====================================================================================================

     (1) Excluding AmerGen.
     (2) Including PPAs with AmerGen.

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
      ($/MWh)                                                                   2003               2002      % Change
     -----------------------------------------------------------------------------------------------------------------
     Average Supply Cost (1) - excluding trading portfolio               $     27.31       $     26.66            2.4%
     -----------------------------------------------------------------------------------------------------------------

     (1) Average supply cost includes purchased power and fuel costs.

              Generation's supply mix changed as a result of:

     o increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 compared to 2002,
     o increased fossil generation due to the Exelon New England plants acquired in November 2002, which in total account for an increase of 3,570 GWhs, and
     o Generation entered into a new PPA with AmerGen in the second quarter of 2003. As a result, 1,228 GWhs were purchased from Oyster Creek in the third quarter of 2003.

              Purchased power decreased $17 million, or 1%, for the three months ended September 30, 2003 compared to the same period in 2002, primarily due to the positive impact of the Exelon New England plants becoming operational during the three months ended September 30, 2003 and reduced capacity payments as a result of releasing Midwest Generation options. Generation's demand for counterparty purchased power was decreased due to a $29 million increase in purchased power from AmerGen as a result of the June 2003 PPA to purchase 100% of the output of Oyster Creek. The decrease in purchased power was partially offset by a $18 million loss on mark-to-market hedging activity for the three months ended September 30, 2003 compared to no gain or loss in the same period in 2002.

              Fuel expense increased $176 million, or 65%, for the three months ended September 30, 2003 compared to the same period in 2002, as summarized below:

                                                              Three Months Ended September 30,
                                                              --------------------------------
      (in millions)                                                         2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Nuclear Generation (1)                                            $     125    $     124    $       1        0.8%
     Fossil and Hydro Generation                                             324          149          175      117.4%
     -----------------------------------------------------------------------------------------------------
     Total                                                             $     449    $     273    $     176       64.5%
     =====================================================================================================

     (1)  Excluding AmerGen

              This increase was primarily due to a $154 million increase in fossil fuel costs for generation plant assets acquired in 2002. In addition, fuel expense increased $10 million due to the write down of coal inventory as a result of a fuel burn analysis and $8 million increase due to increased emission allowance trade activity.

     Impairment of Exelon Boston Generating, LLC
              In connection with the decision to transition out of the ownership of EBG and the projects, Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes).

     Operating and Maintenance
              O&M expense increased $139 million, or 36%, for the three months ended September 30, 2003 compared to the same period in 2002. The increase in O&M expense was primarily attributable to a $46 million increase in severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way and $60 million of accretion expense related to SFAS No. 143. Accretion expense includes $39 million of accretion of the asset retirement obligation and $21 million to adjust the earnings impact of certain of the nuclear decommissioning revenues earned from ComEd and PECO, nuclear decommissioning trust fund investment income, income taxes incurred on nuclear decommissioning trust fund activities, accretion of the asset retirement obligation and depreciation of the asset retirement cost asset to zero. For a further discussion of SFAS No. 143, see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements. Operating and maintenance expense also included $30 million of additional expenses due to asset acquisitions made after the third quarter of 2002, and $15 million of additional employee payroll and benefits costs. These increases were partially offset by $9 million of lower nuclear refueling outage costs and $4 million reduction in other O&M costs.

                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                                   2003            2002
     -------------------------------------------------------------------------------------------------------------------
     Nuclear fleet capacity factor (1)                                                            95.3%           93.9%
     Nuclear fleet production cost per MWh (1)                                               $    11.69       $   12.40
     Average purchased power cost for wholesale operations per MWh (2)                       $    51.53       $   53.75
     -------------------------------------------------------------------------------------------------------------------

     (1)  Including AmerGen and excluding Salem, which is operated by PSE&G.
     (2)  Including PPAs with AmerGen.

              The higher nuclear capacity factor and decreased nuclear production costs were primarily due to 16 fewer planned refueling outage days, resulting in a $9 million decrease in outage costs, in the three months ended September 30, 2003 as compared to the same period in 2002.

     Additionally, the three months ended September 30, 2003 and 2002 included 9 and 7 unplanned outages, respectively.

     Depreciation and Amortization
              Depreciation and amortization expense decreased $17 million, or 25%, for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily attributable to a $29 million net reduction in decommissioning expense, net of ARC depreciation, as these costs are included in operating and maintenance expense after the adoption of SFAS No. 143, and a $3 million decrease due to life extensions of asset additions in 2002. These decreases were partially offset by $10 million of additional depreciation expense on capital additions placed in service after the third quarter of 2002, and $7 million related to plant acquisitions made after the third quarter of 2002. For a further discussion of SFAS No. 143, see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements.

     Taxes Other Than Income
              Taxes other than income decreased $9 million, or 24%, for the three months ended September 30, 2003 compared to the same period in 2002 primarily resulting from a $15 million reduction to reserves recorded for exposures associated with real estate taxes. This decrease was partially offset by a $7 million increase in property taxes related to asset acquisitions made after the third quarter of 2002.

     Interest Expense
              Interest expense increased $2 million, or 9%, for the three months ended September 30, 2003 compared to the same period in 2002. The increase was primarily due to $6 million of interest expense on the long-term debt obtained as a part of the Exelon New England asset acquisition and $2 million of interest expense on the $536 million note payable issued to Sithe in November 2002. This increase is partially offset by a $2 million decrease in interest on Generation's spent fuel obligation to the Department of Energy due to lower interest rates, and a $2 million increase in capitalized interest due to a change in capitalized interest rates.

     Equity in Earnings of Unconsolidated Affiliates
              Equity in earnings of unconsolidated affiliates decreased $34 million, or 39%, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was partly due to a $17 million decrease in Generation's equity earnings of AmerGen. AmerGen's earnings were primarily affected by decreased power sales due to changes in PPAs that resulted in lower prices in the summer months and higher expenses at AmerGen related to severance costs associated with The Exelon Way. Conversely, the change in PPAs resulted in higher prices in all non-summer months during 2003 as compared to 2002. The decrease was also due to a $17 million decrease in Generation's equity in earnings of Sithe. Sithe's earnings were primarily affected by Generation's purchase of Sithe New England's assets in November 2002 and unfavorable mark-to-market losses at Sithe.

     Other, Net
              Other, net decreased $44 million for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was due to a $55 million impairment charge as a result of a change in fair value of Generation's investment in Sithe. This decrease was offset by $9 million of higher net realized gains and investment income related to the nuclear decommissioning trust funds. These net realized gains and investment income are almost entirely offset with accretion expense in 2003, which is included in O&M expense.

     Income Taxes
              The effective income tax rate was 39.5% for the three months ended September 30, 2003 compared to 38.5% for the same period in 2002. This increase was primarily attributable to the impact of changes in income before taxes as a result of the impairments recorded in the third quarter related to Generation's investment in Sithe and long-lived assets of EBG.


     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Significant Operating Trends - Generation

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                            2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES                                                $   6,301      $ 5,233      $ 1,068       20.4%

     OPERATING EXPENSES
         Purchased power                                                   2,881        2,581          300       11.6%
         Fuel                                                              1,156          706          450       63.7%
         Impairment of Exelon Boston Generating, LLC                         945           --          945       n.m.
         Operating and maintenance                                         1,473        1,234          239       19.4%
         Depreciation and amortization                                       142          197          (55)     (27.9%)
         Taxes other than income                                             115          126          (11)      (8.7%)
     -----------------------------------------------------------------------------------------------------
              Total operating expenses                                     6,712        4,844        1,868       38.6%
     -----------------------------------------------------------------------------------------------------

     OPERATING INCOME (LOSS)                                                (411)         389         (800)      n.m.
     -----------------------------------------------------------------------------------------------------

     OTHER INCOME AND DEDUCTIONS
         Interest expense                                                    (63)         (51)         (12)      23.5%
         Equity in earnings of unconsolidated affiliates                      90          119          (29)     (24.4%)
         Other, net                                                         (164)          54         (218)      n.m.
     -----------------------------------------------------------------------------------------------------
              Total other income and deductions                             (137)         122         (259)      n.m.
     -----------------------------------------------------------------------------------------------------

     INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
         EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                         (548)         511       (1,059)      n.m.

     INCOME TAXES                                                           (209)         198         (407)      n.m
     -----------------------------------------------------------------------------------------------------

     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
       ACCOUNTING PRINCIPLES                                                (339)         313         (652)      n.m.

     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
         PRINCIPLES, NET OF INCOME TAXES                                     108           13           95       n.m.
     -----------------------------------------------------------------------------------------------------

     NET INCOME (LOSS)                                                 $    (231)     $   326      $  (557)    (170.9%)
     =====================================================================================================
     n.m. - not meaningful



     Net Income (Loss)
              Generation's net income decreased by $557 million, or 171%, for the nine months ended September 30, 2003 compared to the same period in 2002. Income before cumulative effect of changes in accounting principles decreased by $652 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the third quarter impairment charge for the long-lived assets of EBG of $945 million ($573 million, net of income taxes), first and third quarter impairment charges for Generation's equity investment in Sithe totaling $255 million ($166 million, net of income taxes), and a $46 million charge ($30 million, net of income taxes) due to severance and related postretirement health and welfare benefit accruals and pension and postretirement curtailment costs associated with The Exelon Way. These decreases were partially offset by higher revenue resulting from increased market electric sales. Net income
     (loss) was additionally affected by a net decrease in equity in earnings of unconsolidated affiliates.

     Operating Revenues
              Revenues increased by $1,068 million, or 20%, for the nine months ended September 30, 2003 compared to the same period in 2002. For the nine months ended September 30, 2003 and 2002, Generation's sales were as follows:

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Revenue (in millions)                                                  2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery and Exelon Energy Company                         $   3,180    $   3,299    $    (119)      (3.6%)
     Market Sales                                                          3,001        1,927        1,074       55.7%
     -----------------------------------------------------------------------------------------------------
     Total Energy Sales Revenue                                            6,181        5,226          955       18.3%
     -----------------------------------------------------------------------------------------------------
     Trading Portfolio                                                        (1)         (27)          26      (96.3%)
     Other Revenue                                                           121           34           87        n.m.
     -----------------------------------------------------------------------------------------------------
     Total Revenue                                                     $   6,301    $   5,233    $   1,068       20.4%
     =====================================================================================================

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Sales (in GWhs)                                                        2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Energy Delivery and Exelon Energy Company                            89,700       94,646       (4,946)      (5.2%)
     Market Sales                                                         80,877       61,089       19,788       32.4%
     -----------------------------------------------------------------------------------------------------
     Total Sales                                                         170,577      155,735       14,842        9.5%
     =====================================================================================================

              Trading volumes of 28,532 GWhs and 51,260 GWhs for the nine months ended September 30, 2003 and 2002, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VaR trading limits in 2003, which are set by the Risk Management Committee and approved by the Board of Directors.

              Generation's average revenues (per MWh) on energy sales for the nine months ended September 30, 2003 and 2002 were as follows:

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
      ($/MWh)                                                                   2003               2002        % Change
     -------------------------------------------------------------------------------------------------------------------
     Average Revenue
         Energy Delivery and Exelon Energy Company                       $     35.45      $      34.86            1.7%
         Market Sales                                                          37.11             31.55           17.6%
         Total - excluding the trading portfolio                               36.24             33.56            8.0%
     -------------------------------------------------------------------------------------------------------------------

              Energy Delivery and Exelon Energy Company. Sales to Energy Delivery decreased by $85 million as a result of a net overall reduction in volume demand that resulted from unfavorable weather and customers choosing alternative suppliers under the customer choice program. The decrease was partially offset by increased prices per MWh for supply agreements with ComEd and PECO. Sales to Exelon Energy Company decreased by $34 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the discontinuance of Exelon Energy Company operations in the PJM region.
              Market Sales. The increase of $1,074 million resulted primarily from increased production from generating assets acquired during 2002, and from lower load requirements of affiliates and higher wholesale market prices, primarily attributable to higher fossil fuel prices.
              Trading Revenues. Trading activity reduced revenue by $1 million during the nine months ended September 30, 2003 compared to a reduction of $27 million during the same period in 2002 due to lower trading activity in 2003.
              Other Revenues. Other revenues increased primarily due to increases in natural gas market sales. As a result of natural gas supply contracts assigned to Generation with the 2002 asset acquisitions, Generation had an excess supply of natural gas. Other revenues also include nuclear decommissioning cost recoveries from ComEd and PECO.

     Purchased Power and Fuel
              Generation's supply source of its sales and average supply costs are summarized below:

                                                              Nine Months Ended September 30,
                                                              -------------------------------
     Supply of Sales (in GWhs)                                              2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Nuclear Generation (1)                                               89,101       86,127        2,974        3.5%
     Purchases - non-trading portfolio (2)                                63,435       59,496        3,939        6.6%
     Fossil and Hydro Generation                                          18,041       10,112        7,929       78.4%
     -----------------------------------------------------------------------------------------------------
     Total Supply                                                        170,577      155,735       14,842        9.5%
     =====================================================================================================

     (1) Excluding AmerGen.
     (2) Including PPAs with AmerGen.

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
      ($/MWh)                                                                   2003               2002        % Change
     ------------------------------------------------------------------------------------------------------------------
     Average Supply Cost (1) - excluding trading portfolio               $     23.67       $     21.04           12.5%
     ------------------------------------------------------------------------------------------------------------------

     (1) Average supply cost includes purchased power and fuel costs.

              Generation's supply mix changed as a result of:

     o increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 compared to 2002,
     o increased fossil generation due to the effect of the acquisition of two generating plants in Texas in April 2002 and the Exelon New England plants acquired in November 2002, which in total account for an increase of 6,565 GWhs, and
     o increased quantity of purchased power at higher prices. In addition, Generation entered into a new PPA with AmerGen in the second quarter of 2003. As a result, 2,481 GWhs were purchased from Oyster Creek in the second and third quarters of 2003.

              Purchased  power  increased  $300  million,  or 12%,  for the nine months ended September 30, 2003 compared to the same period in 2002 due to a $339 million increase related to higher market prices and the commencement of Exelon New England commercial operations resulting in an additional $35 million increase. The increase in purchased power also reflects mark-to-market hedging losses of $17 million for the nine months ended September 30, 2003 compared to gains of $11 million in the same period in 2002. The increase was partially offset by $114 million related to decreased volume and reduced capacity payments as a result of releasing Midwest Generation options. Generation's demand for counterparty purchased power decreased $91 million because of an increase in purchased power from AmerGen due to a June 2003 PPA to purchase 100% of the output of Oyster Creek.

              Fuel expense increased $450 million, or 64%, for the nine months ended September 30, 2003 compared to the same period in 2002, as summarized below:

                                                               Nine Months Ended September 30,
                                                               -------------------------------
      (in millions)                                                         2003         2002     Variance     % Change
     -------------------------------------------------------------------------------------------------------------------
     Nuclear Generation (1)                                            $     385    $     360    $      25        6.9%
     Fossil and Hydro Generation                                             771          346          425      122.8%
     -----------------------------------------------------------------------------------------------------
     Total                                                             $   1,156    $     706    $     450       63.7%
     =====================================================================================================

(1)      Excluding AmerGen

              This increase is primarily the result of increases in fossil fuel generation required to meet increased market demand for energy, operation of new base load plants in New England and increased demand in all regions during the first quarter of 2003. Fossil and other fuel expense increased $415 million as a result of acquisitions of generating plants in 2002. In addition, fuel expense increased $10 million due to the writedown of coal inventory  as a  result  of a  fuel  burn  analysis  Nuclear  fuel  expense increased $25 million, including $9 million due to higher nuclear generation and $16 million due to additional fuel amortization resulting from under-performing fuel at the Quad Cities Unit 1, which was completely replaced in May 2003.

     Impairment of Exelon Boston Generating, LLC
              In connection with the decision to transition out of the ownership of EBG and the projects, Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes).

     Operating and Maintenance
              O&M expense increased $239 million, or 19%, for the nine months ended September 30, 2003 compared to the same period in 2002. The increase in O&M expense was primarily attributable to $46 million of severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs associated with The Exelon Way and $162 million of accretion expense related to SFAS No. 143. Accretion expense includes $116 million of accretion of the asset retirement obligation and $46 million to adjust the earnings impact of certain of the nuclear decommissioning revenues earned from ComEd and PECO, nuclear decommissioning trust fund investment income, income taxes incurred on nuclear decommissioning trust fund activities, accretion of the asset retirement obligation and depreciation of the asset retirement cost asset to zero. For a further discussion of SFAS No. 143, see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements. The increase in O&M was also due to $51 million of additional employee payroll and benefits costs and $68 million of additional expenses due to asset acquisitions made after the third quarter of 2002. Also, Generation recorded an impairment charge of $5 million in 2003 related to the pending retirement of Mystic Station Units 4, 5 and 6. These increases were partially offset by $61 million of lower nuclear refueling outage costs, including $17 million for Generation's ownership interest in Salem, which is operated by the co-owner, PSE&G, a one-time executive severance expense recorded in 2002 of $19 million, and an $8 million reduction in worker's compensation expense.

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                                   2003            2002
     -------------------------------------------------------------------------------------------------------------------
     Nuclear fleet capacity factor (1)                                                            94.5%           92.1%
     Nuclear fleet production cost per MWh (1)                                               $    12.16       $   13.05
     Average purchased power cost for wholesale operations per MWh (2)                       $    45.42       $   43.60
     -------------------------------------------------------------------------------------------------------------------

     (1)  Including AmerGen and excluding Salem, which is operated by PSE&G.
     (2)  Including PPAs with AmerGen.

              The higher nuclear capacity factor and decreased nuclear production costs are primarily due to 66 fewer planned refueling outage days, resulting in a $44 million decrease in outage costs, in the nine months ended September 30, 2003 as compared to the same period in 2002. The nine months ended September 30, 2003 and 2002 included 20 unplanned outages.

              Generation's financial results are greatly dependent on the performance of its nuclear units, including Generation's ability to maintain stable cost levels and high nuclear capacity factors. Problems that may occur at nuclear facilities that result in increased costs include accelerated replacement of suspect fuel assemblies, reduced generation due to maintenance and mid-cycle outages. For example, in the second quarter of 2003, the Quad Cities Unit 1 required a significant repair and did not operate above an 85% capacity factor until a root cause analysis was completed. Although this individual matter did not result in a significant decrease in operating income, this type of reduction in operational capacity can adversely affect Generation's financial results. Generation completed the analysis and returned the unit to its normal operating capacity in August 2003.

     Depreciation and Amortization
              Depreciation and amortization expense decreased $55 million, or 28%, for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily attributable to a $93 million reduction in decommissioning expense net of ARC depreciation, as these costs are included in operating and maintenance expense after the adoption of SFAS No. 143, and a $12 million decrease due to life extensions of asset additions in 2002. The decrease was partially offset by $39 million of additional depreciation expense on capital additions placed in service after the second quarter of 2002, and $13 million of expense related to plant acquisitions made after the third quarter of 2002. For a further discussion of SFAS No. 143 see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements.

     Taxes Other Than Income
              Taxes other than income decreased $11 million, or 9%, for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a $20 million decrease in property taxes, including a $15 million reduction to reserves recorded for exposures associated with real estate taxes. This decrease was partially offset by a $17 million increase in property taxes related to asset acquisitions made after the third quarter of 2002.

     Interest Expense
              Interest expense increased $12 million, or 24%, for the nine months ended September 30, 2003 compared to the same period in 2002. The increase was primarily due to $8 million of interest expense on the long-term debt assumed as a part of the Exelon New England asset acquisition, $7 million of additional interest expense on the $536 million note payable issued to Sithe in November 2002, and a $4 million decrease in capitalized interest. This increase is partially offset by a $3 million decrease in interest on Generation's obligation to the Department of Energy due to lower interest rates.

     Equity in Earnings of Unconsolidated Affiliates
              Equity in earnings of unconsolidated affiliates decreased $29 million, or 24%, for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease resulted from a $31 million decrease in Generation's equity in earnings of Sithe. Sithe's earnings were primarily affected by Generation's purchase of Exelon New England's assets from Sithe in November 2002 and unfavorable mark-to-market losses at Sithe. This decrease was partially offset by a $3 million increase in Generation's equity in earnings of AmerGen. AmerGen's earnings were favorably affected in the nine months ended September 30, 2003 by increased power sales, reduced outage costs, and lower accretion expense resulting from the adoption of SFAS No. 143. This favorable impact was offset by decreased power sales due to changes in PPAs that resulted in lower prices in the summer months. Conversely, the change in PPAs resulted in higher prices in the non-summer months during 2003 as compared to 2002.

     Other, Net
              Other, net decreased $218 million for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease is primarily a result of $255 million of impairment charges related to Generation's equity investment in Sithe due to an other-than-temporary decline in value. This charge was partially offset by $41 million of higher net realized gains and investment income related to the decommissioning trust funds. These net realized gains and investment income were almost entirely offset with accretion expense in 2003, which is included in operating and maintenance expense.

     Income Taxes
              The effective income tax rate was 38.1% for the nine months ended September 30, 2003 compared to 38.7% for the same period in 2002. The decrease was primarily attributed to the impact of changes in income before income taxes as a result of the impairments of Generation's investment in Sithe and the long-lived assets of EBG.

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

              See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of the adoption of SFAS No. 143 and SFAS No. 141.

     LIQUIDITY AND CAPITAL RESOURCES

              Generation's   business   is  capital   intensive   and   requires
     considerable capital resources. Generation's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financings including participation in the intercompany money pool and/or capital contributions from Exelon. Generation's access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to external financing sources at reasonable terms, Generation has access to a revolving credit facility. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund Generation's capital requirements, including construction, investments in new and existing ventures, repayments of maturing debt and the payment of distributions to Exelon. Any future acquisitions could require external financing or borrowings or capital contributions from Exelon.

              As part of the implementation of The Exelon Way, Generation has identified 317 positions for elimination by the end of 2004 and anticipates identifying additional positions for elimination in 2005 and 2006. Generation recorded a charge for cash severance of $20 million during the third quarter 2003, which Generation anticipates will be paid by December 31, 2004. Generation anticipates incurring further costs associated with The Exelon Way upon identifying additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

     Cash Flows from Operating Activities

              Cash flows provided by operations were $1,141 million for the nine months ended September 30, 2003, compared to $771 million for the same period in 2002. The increase in cash flows from operating activities was primarily attributable to a $530 million increase in cash flows derived from working capital. Cash flows used in operating activities for collateral were $1 million as of September 30, 2003, compared to $48 million for the same period in 2002. The use of cash for collateral will depend upon future market prices for energy and to the extent forward energy deals are entered into under agreements with negotiated collateral provisions. When power prices return to previous levels or when Generation delivers the power under its forward contracts, the collateral would be returned to Generation with no impact on its results of operations. Generation's cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Generation's affiliated companies, as well as settlements arising from Generation's trading activities. Generation's future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs.

     Cash Flows from Investing Activities

              Cash flows used in investing activities were $772 million for the nine months ended September 30, 2003, compared to $1,343 million for the same period in 2002. The decrease in cash flows used in investing activities during the current year was primarily attributable to plant acquisition costs of $443 million during the nine months ended September 30, 2002, and $92 million for liquidated damages received from Raytheon in 2003 (see Note 9 of the Condensed Combined Notes to Consolidated Financial Statements).

              Generation's capital expenditures for 2003 reflect the construction of three EBG generating facilities with projected capacity of 2,421 MWs of energy and additions to and upgrades of existing facilities (including nuclear refueling outages) and nuclear fuel. During the nine months ended September 30, 2003, EBG received $92 million of liquidated damages from Raytheon as a result of Raytheon not meeting the expected completion date and certain contractual performance criteria in connection with Raytheon's construction of Mystic 8 and 9 and Fore River. Exelon anticipates that Generation's capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

     Cash Flows from Financing Activities

              Cash flows used in financing activities were $324 million for the nine months ended September 30, 2003, compared to cash flows provided by financing activities of $387 million for the same period in 2002. The decrease in cash flows from financing activities was primarily due to a $526 million decrease in cash receipts from affiliates, $86 million increase in distributions paid to Exelon, the $210 million partial payment of the acquisition note payable to Sithe, a reduction in contributions from minority interest holders of $43 million and a $25 million reduction in restricted cash during the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in cash provided by financing activities was partially offset by an increase in borrowings under the revolving credit facility of $181 million during the current year over the same period in 2002. See Note 12 of the Condensed Combined Notes to
     Consolidated Financial Statements for further discussion of Generation's debt financing activities.

     Credit Issues

              Generation meets its short-term liquidity requirements primarily through intercompany borrowings from Exelon and participation in the intercompany money pool. Generation, along with Exelon, ComEd and PECO, participates in a $1.5 billion unsecured 364-day revolving credit facility with a group of banks. The credit facility became effective on November 22, 2002 and includes a term-out option that allows any outstanding borrowings at the end of the revolving credit period to be repaid on November 21, 2004. Exelon may increase or decrease the sublimits of each of the participants upon written notification to the banks. As of September 30, 2003, the sublimit for Generation was zero.

              The credit facility requires Generation to maintain a cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes certain changes in working capital, revenues from Exelon New England and interest on the debt of Exelon New England's project subsidiaries. Generation's threshold for the ratio reflected in the credit agreement cannot be less than 3.25 to 1 for the twelve-month period ended September 30, 2003. At September 30, 2003, Generation was in compliance with the credit agreement thresholds.

              To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by the Exelon corporate treasurer. ComEd, PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon Corporate may participate as a lender. Funding of, and borrowings from, the money pool are predicated on whether such funding results in mutual economic benefits to each of the participants. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. During the nine months ended September 30, 2003, Generation had various borrowings under the money pool. The maximum amount of loans outstanding at any time during the quarter was $344 million. As of September 30, 2003, Generation owed the money pool $147 million on these loans. For the nine months ended September 30, 2003, Generation paid $2 million in interest to the money pool.

              EBG has approximately $1.1 billion of debt outstanding under the EBG Facility at September 30, 2003. The EBG Facility was entered into primarily to finance the construction of Mystic 8 and 9 and Fore River. The EBG Facility required that all of the projects achieve Project Completion, by June 12, 2003. On June 11, 2003, EBG negotiated an extension of the Project Completion date to July 11, 2003. On July 3, 2003, the lenders under the EBG Facility and EBG executed a letter agreement as a result of which the lenders were precluded during the period July 11, 2003 through August 29, 2003 from exercising any remedies resulting from the failure of all of the projects to achieve Project Completion. At that time, EBG stated that it would continue to monitor the projects, assess all of its options relating to the projects, and continue discussions with the lenders. Project Completion was not achieved by July 12, 2003, resulting in an event of default under the EBG Facility. The EBG Facility is non-recourse to Generation and an event of default under the EBG Facility does not constitute an event of default under any other debt instruments of Exelon or its subsidiaries. Mystic 8 and 9 and Fore River are in commercial operation, although they have not yet achieved Project Completion.

              As a result of Generation's continuing evaluation of the projects and discussions with the lenders, Generation has commenced the process of an orderly transition out of the ownership of EBG and the projects. The transition will take place in a manner that complies with applicable regulatory requirements. For a period of time, Generation expects to continue to provide administrative and operational services to EBG in its operation of the projects. Generation informed the lenders of its decision to exit and that it will not provide additional funding to the projects beyond its existing contractual obligations. Generation cannot predict the timing of the transition.

              The debt outstanding under the EBG Facility of approximately $1.1 billion at September 30, 2003 is reflected in Generation's Consolidated Balance Sheet as a current liability.

              On June 13, 2003, Generation closed on a $550 million revolving credit facility. Generation used the facility to make the first payment to Sithe of $210 million relating to the $536 million note, which was established in connection with the acquisition of Exelon New England.

              On September 29, 2003, Generation replaced the $550 million facility with a new $850 million revolving credit facility. The existing $210 million of borrowings under the original facility remain outstanding under the new credit facility. The note with Sithe has been restructured in the third quarter to provide for the remaining balance of $326 million to be paid in two installments. Generation will be required to repay $236 million of the principal on the earlier of December 1, 2003 or change of control, and the remaining principal balance on the earlier of December 1, 2004 or change of control.

              Generation's $850 million facility is also expected to provide the initial funding of the acquisition of British Energy's 50% interest in AmerGen.

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

              As part of the normal course of business, Exelon and Generation routinely enter into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Exelon, Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if Exelon or
     Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty could attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Exelon or Generation's net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of Exelon or Generation's situation at the time of the demand. If Exelon or Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

               Under PUHCA, Generation is precluded from lending or extending credit or indemnity to Exelon and can only pay dividends from undistributed or current earnings. At September 30, 2003, Generation had undistributed earnings of $577 million.

     Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

              Contractual   obligations  represent  cash  obligations  that  are
     considered to be firm commitments and commercial commitments represent commitments triggered by future events. Generation's contractual obligations and commercial commitments as of September 30, 2003 were materially unchanged from the amounts set forth in the 2002 Form 10-K except for the following:

     o Generation entered into a PPA dated June 26, 2003 with AmerGen. Under the PPA, Generation has agreed to purchase 100% of energy generated by Oyster Creek through April 9, 2009. See Note 9 of the Condensed Combined Notes to Consolidated Financial Statements for the commercial commitments table representing Generation's commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure their obligations.

     o On May 29, 2003, Exelon Fossil Holdings, Inc., a wholly owned subsidiary of Generation, issued an irrevocable call notice to purchase the 35.2% interest in Sithe owned by Apollo Energy, LLC and the 14.9% interest owned by subsidiaries of Marubeni Corporation. The total purchase price under the call is based on the terms of the existing PCA among the parties and is $621 million. The transfer of ownership requires various regulatory approvals, including the FERC, the state environmental agency in New Jersey, and expiration of the Hart Scott Rodino waiting period. Early termination of the Hart Scott Rodino waiting period was granted effective August 22, 2003.

                  Under the terms of the PCA, the purchase price must be funded within six months of the call notice being issued. Additionally, because the Federal Power Act restricts Generation's ownership of more than 50% of a qualifying facility, the qualifying facilities owned by Sithe must be sold or restructured before closing to preserve their status as qualifying facilities. See below for information regarding a separate agreement reached by Sithe to sell six U.S. generating facilities, each a qualifying facility, and an entity holding Sithe's Canadian assets. At the closing, Sithe is expected to distribute in excess of $600 million of available cash to Generation.

                  On August 13, 2003, Generation announced an agreement with entities controlled by Reservoir, a private investment firm, to sell 50% of Sithe in exchange for $75.8 million in cash. The sale will occur after Generation's purchase of the remaining 50.1% interest in Sithe. The sale requires FERC approval, a Hart Scott Rodino filing and a filing with the state regulatory commission in New York. Both of these filings have been made. Early termination of the Hart Scott Rodino waiting period was granted September 30, 2003. The sale is expected to close in the fourth quarter of 2003.

                  Both Exelon and Reservoir's 50% interests in Sithe will be subject to put and call options that could result in either party owning 100% of Sithe. While Exelon's intent is to fully divest Sithe by the end of 2004, the timing of the put and call options vary by acquirer and can extend through March 2006. The pricing of the put and call options is dependent on numerous factors such as the acquirer, date of acquisition and assets owned by Sithe at the time of exercise.

                  In a separate transaction, Sithe has entered into an agreement with Reservoir to sell entities holding six U.S. generating facilities, each a qualifying facility under the Public Utility Regulatory Policies Act, and an entity holding Sithe's Canadian assets in exchange for $46.2 million ($26.2 million in cash and a $20 million two-year note). The sale requires approvals from Sithe's board of directors and shareholders and regulatory filings in New Jersey and Canada. Both these filing have been made. The sale is also expected to close in the fourth quarter of 2003. This sale is not contingent on the sale of Generation's 50% interest in Sithe to Reservoir.

     o In June 2003, Generation entered an agreement with USEC Inc. to purchase approximately $700 million of nuclear fuel from 2005 through 2010.

     o On August 14, 2003, Generation received a letter from the Department of Energy (DOE) demanding repayment of $40 million of previously received credits from the Nuclear Waste Fund. The letter also demanded $1.5 million of accrued interest expense. Although a new settlement would offset Generation's payments, Generation nonetheless has reserved its 50% ownership share of these amounts. Because Generation expenses the casks and capitalizes the permanent components of its spent fuel storage facilities, these reserves increased Generation's operating and maintenance expense approximately $11 million and its capital base approximately $9 million during the third quarter of 2003. The remainder of the recorded obligation to the DOE will be recovered from the co-owner of the facility. See Note 9 - Nuclear Decommissioning and Spent Nuclear Fuel Storage in Generation's 2002 Form 10-K for additional information regarding this matter.

     o Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. Effective August 20, 2003, the maximum assessment for all nuclear operators per reactor per incident (including a 5% surcharge) increased from $89 million to $101 million. The maximum payable per reactor per incident per year of $10 million is unchanged. The change in the maximum assessment is the result of an inflation adjustment, required by the Price-Anderson Act. Based on the increase of the maximum assessment, Generation's nuclear insurance guarantee of AmerGen's plants increased from $134 million to $151 million.

     o On October 10, 2003, Exelon executed an agreement to purchase British Energy's 50% interest in AmerGen for $276.5 million. The transaction is expected to close in the first half of 2004. The purchase price matched the offer by FPL Energy, which announced on September 11, 2003 that it intended to buy British Energy's share of AmerGen. Under the AmerGen limited liability company operating agreement between Exelon and British Energy, either can exercise a right of first refusal by matching any bona fide third-party offer agreed to by the other member. See Note 4 of the Condensed Combined Notes to Financial Statements for additional information regarding AmerGen.

              As discussed in Note 2 of the Condensed Combined Notes to Consolidated Financial Statements, it is reasonably possible that Generation will consolidate Sithe and AmerGen as of December 31, 2003 pursuant to FIN No. 46, "Consolidation of Variable Interest Entities." See
     Note 4 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of Generation's investments in Sithe and AmerGen.


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

     Normal Operations and Hedging Activities

              Electricity available from Generation's owned or contracted generation supply in excess of its obligations to customers, including Energy Delivery's retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge its anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being hedged is four years. Generation has an estimated 94% hedge ratio in 2003 for its energy marketing portfolio. This hedge ratio represents the percentage of Generation's forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd and PECO's retail load. ComEd and PECO's retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, and energy market option volatility and actual loads. During peak periods, the amount hedged declines to meet the commitment to ComEd and PECO.

              Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any opportunistic efforts to mitigate market price exposure, the estimated market price exposure for Generation's non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is an approximately $6 million decrease in net income, or approximately $0.02 per share. This sensitivity assumes a consistent hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation's portfolio.

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

              The following tables describe the drivers of Generation's energy trading and marketing business and gross margin included in the income statement for the three and nine months ended September 30, 2003. Normal operations and hedging activities represent the marketing of electricity available from Generation's owned or contracted generation sold into the wholesale market, including to ComEd and PECO to serve their retail loads. As the information in these tables highlights, mark-to-market activities represent a small portion of the overall gross margin for Generation. Accrual activities, including normal purchases and sales, account for the majority of the gross margin. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices. Further delineation of gross margin by the type of accounting treatment typically afforded each type of activity is also presented (i.e., mark-to-market vs. accrual accounting treatment).

                                                                                  Three Months Ended September 30, 2003
                                                                  -----------------------------------------------------
                                                                   Normal Operations and      Proprietary
                                                                   Hedging Activities (a)         Trading         Total
     ------------------------------------------------------------------------------------------------------------------
     Mark-to-market activities:
     --------------------------
     Unrealized mark-to-market gain/(loss)
        Origination unrealized gain/(loss) at inception                       $       --       $       --      $     --
        Changes in fair value prior to settlements                                    47                1            48
        Changes in valuation techniques and assumptions                               --               --            --
        Reclassification to realized at settlement of contracts                      (65)              (1)          (66)
     ------------------------------------------------------------------------------------------------------------------
        Total change in unrealized fair value                                        (18)              --           (18)
     Realized net settlement of transactions subject to mark-to-market                65                1            66
     ------------------------------------------------------------------------------------------------------------------
     Total mark-to-market activities gross margin                             $       47       $        1      $     48
     ------------------------------------------------------------------------------------------------------------------

     Accrual activities:
     -------------------
     Accrual activities revenue                                               $    1,642       $       --      $  1,642
     Hedge gains/(losses) reclassified from OCI                                      710               --           710
     ------------------------------------------------------------------------------------------------------------------
        Total revenue - accrual activities                                         2,352               --         2,352
     ------------------------------------------------------------------------------------------------------------------
     Purchased power and fuel                                                        765               --           765
     Hedges of purchased power and fuel reclassified from OCI                        787               --           787
     ------------------------------------------------------------------------------------------------------------------
        Total purchased power and fuel                                             1,552               --         1,552
     ------------------------------------------------------------------------------------------------------------------
        Total accrual activities gross margin                                        800               --           800
     ------------------------------------------------------------------------------------------------------------------
     Total gross margin                                                      $       847       $         1    $     848 (b)
     ==================================================================================================================

     (a) Normal Operations and Hedging Activities only include derivative contracts Generation enters into to hedge anticipated exposures related to its owned and contracted generation supply, but excludes its owned and contracted generating assets.
     (b) Total Gross Margin represents revenue, net of purchased power and fuel expense for Generation.

                                                                                   Nine Months Ended September 30, 2003
                                                             ----------------------------------------------------------
                                                                   Normal Operations and       Proprietary
                                                                      Hedging Activities (a)       Trading        Total
     ------------------------------------------------------------------------------------------------------------------
     Mark-to-market activities:
     --------------------------
     Unrealized mark-to-market gain/(loss)
        Origination unrealized gain/(loss) at inception                       $       --       $       --      $     --
        Changes in fair value prior to settlements                                   182               (1)          181
        Changes in valuation techniques and assumptions                               --               --            --
        Reclassification to realized at settlement of contracts                     (199)              (3)         (202)
     ------------------------------------------------------------------------------------------------------------------
        Total change in unrealized fair value                                        (17)              (4)          (21)
     Realized net settlement of transactions subject to mark-to-market               199                3           202
     ------------------------------------------------------------------------------------------------------------------
     Total mark-to-market activities gross margin                             $      182       $       (1)     $    181
     ------------------------------------------------------------------------------------------------------------------

     Accrual activities:
     -------------------
     Accrual activities revenue                                               $    4,099       $       --      $  4,099
     Hedge gains/(losses) reclassified from OCI                                    1,724               --         1,724
     ------------------------------------------------------------------------------------------------------------------
        Total revenue - accrual activities                                         5,823               --         5,823
     ------------------------------------------------------------------------------------------------------------------
     Purchased power and fuel                                                      1,745               --         1,745
     Hedges of purchased power and fuel reclassified from OCI                      1,995               --         1,995
     ------------------------------------------------------------------------------------------------------------------
        Total purchased power and fuel                                             3,740               --         3,740
     ------------------------------------------------------------------------------------------------------------------
        Total accrual activities gross margin                                      2,083               --         2,083
     ------------------------------------------------------------------------------------------------------------------
     Total gross margin                                                      $     2,265       $       (1)    $   2,264 (b)
     ==================================================================================================================

     (a) Normal Operations and Hedging Activities only include derivative contracts Generation enters into to hedge anticipated exposures related to its owned and contracted generation supply, but excludes its owned and contracted generating assets.
     (b) Total Gross Margin represents revenue, net of purchased power and fuel expense for Generation.

              The following table provides detail on changes in Generation's mark-to-market net asset or liability balance sheet position from January 1, 2003 to September 30, 2003. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are recorded in earnings, as shown in the previous table, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in Accumulated Other Comprehensive Income on the September 30, 2003 Consolidated Balance Sheet.

                                                                           Normal Operations and  Proprietary
                                                                              Hedging Activities      Trading     Total
     ------------------------------------------------------------------------------------------------------------------
     Total mark-to-market energy contract net assets
         (liabilities) at January 1, 2003                                              $    (168)   $       5    $ (163)
     Total change in fair value for the nine months ended September 30, 2003
          of contracts recorded in earnings                                                  182           (1)      181
     Reclassification to realized at settlement of contracts recorded in earnings           (199)          (3)     (202)
     Reclassification to realized at settlement from OCI                                     271           --       271
     Effective portion of changes in fair value - recorded in OCI                           (205)          --      (205)
     Purchase/sale of existing contracts or portfolios subject to mark-to-market              --           --        --
     ------------------------------------------------------------------------------------------------------------------
     Total mark-to-market energy contract net assets (liabilities)
         at September 30, 2003                                                         $    (119)   $       1    $ (118)
     ==================================================================================================================

              The following table details the balance sheet classification of the mark-to-market energy contract net assets recorded as of September 30, 2003:

                                                                        Normal Operations and   Proprietary
                                                                           Hedging Activities       Trading       Total
     -------------------------------------------------------------------------------------------------------------------
     Current assets                                                                $      204     $       1   $     205
     Noncurrent assets                                                                     79            --          79
     ------------------------------------------------------------------------------------------------------------------
        Total mark-to-market energy contract assets                                       283             1         284
     ------------------------------------------------------------------------------------------------------------------

     Current liabilities                                                                (301)            --        (301)
     Noncurrent liabilities                                                             (101)            --        (101)
     ------------------------------------------------------------------------------------------------------------------
        Total mark-to-market energy contract liabilities                                (402)            --        (402)
     ------------------------------------------------------------------------------------------------------------------
     Total mark-to-market energy contract net assets (liabilities)                 $    (119)     $      1    $    (118)
     ==================================================================================================================

              The majority of Generation's contracts are non-exchange traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask midpoint prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, by region and by product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of September 30, 2003 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

                                                                                                            Maturities within
                                                                  -----------------------------------------------------------
                                                                                                        2008 and   Total Fair
                                                                  2003      2004    2005    2006   2007   Beyond        Value
     ------------------------------------------------------------------------------------------------------------------------
     Normal Operations, qualifying cash flow hedge contracts (1):
        Prices provided by other external sources                  $(6)  $  (98)   $ (10)  $  (6)  $  --  $   --     $  (120)
     ------------------------------------------------------------------------------------------------------------------------
       Total                                                       $(6)  $  (98)   $ (10)  $  (6)  $  --  $   --     $  (120)
     ------------------------------------------------------------------------------------------------------------------------

     Normal Operations, other derivative contracts (2):
        Actively quoted prices                                    $ --   $    2    $  --   $  --   $  --  $   --     $     2
        Prices provided by other external sources                    4       14        5       4      --      --          27
        Prices based on model or other valuation methods             4      (17)      (3)     (9)     (3)     --         (28)
     ------------------------------------------------------------------------------------------------------------------------
       Total                                                       $ 8   $   (1)   $   2   $  (5)  $  (3) $   --     $     1
     ------------------------------------------------------------------------------------------------------------------------

     Proprietary Trading, other derivative contracts (3):
        Actively quoted prices                                     $(2)  $    3    $  --   $  --   $  --  $   --     $     1
        Prices provided by other external sources                    1       (4)       1      --      --      --          (2)
        Prices based on model or other valuation methods             1        1       --      --      --      --           2
     ------------------------------------------------------------------------------------------------------------------------
       Total                                                       $--   $   --    $   1   $  --   $  --  $   --     $     1
     ========================================================================================================================
     Average tenor of proprietary trading portfolio (4)                                                            1.75 years
     ========================================================================================================================

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

              The table below provides details of effective cash flow hedges under SFAS No. 133 included in the balance sheet as of September 30, 2003. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place, however, given that under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation's hedges. The table also includes a roll-forward of Accumulated Other Comprehensive Income on the Consolidated Balance Sheets related to cash flow hedges for the nine months ended September 30, 2003, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest rate hedging activities.

                                                             Total Cash Flow Hedge Other Comprehensive Income Activity,
                                                                                                      Net of Income Tax
     -------------------------------------------------------------------------------------------------------------------
                                                             Normal Operations and     Interest Rate and     Total Cash
                                                                Hedging Activities      Other Hedges (1)    Flow Hedges
     -------------------------------------------------------------------------------------------------------------------
     Accumulated OCI derivative loss at January 1, 2003               $       (114)      $           (5)     $     (119)
     Changes in fair value                                                    (124)                 (11)           (135)
     Reclassifications from OCI to net income                                  165                    --            165
     -------------------------------------------------------------------------------------------------------------------
     Accumulated OCI derivative loss
        at September 30, 2003                                         $        (73)      $          (16)      $     (89)
     ===================================================================================================================

     (1) Includes interest rate hedges at Generation.

              Generation uses a VaR model to assess the market risk associated with financial derivative instruments entered into for proprietary trading purposes. The measured VaR represents an estimate of the potential change in value of Generation's proprietary trading portfolio.

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

              For financial reporting purposes only, Generation calculates several other VaR estimates. The higher the confidence interval, the less likely the chance that the VaR estimate would be exceeded. A longer holding period considers the effect of liquidity in being able to actually liquidate the portfolio. A two-tailed test considers potential upside in the portfolio in addition to the potential downside in the portfolio considered in the one-tailed test. The following table provides the VaR for all proprietary trading positions of Generation as of September 30, 2003.

                                                                                                            Proprietary
                                                                                                            Trading VaR
     -------------------------------------------------------------------------------------------------------------------
     95% Confidence Level, One-Day Holding Period, One-Tailed
        Period end                                                                                           $     0.1
        Average for the period                                                                                     0.1
        High                                                                                                       0.2
        Low                                                                                                        0.0

     95% Confidence Level, Ten-Day Holding Period, Two-Tailed
        Period end                                                                                           $     0.2
        Average for the period                                                                                     0.3
        High                                                                                                       0.6
        Low                                                                                                        0.1

     99% Confidence Level, One-Day Holding Period, Two-Tailed
        Period end                                                                                           $     0.1
        Average for the period                                                                                     0.1
        High                                                                                                       0.2
        Low                                                                                                        0.0
     -------------------------------------------------------------------------------------------------------------------

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

              The following tables provide information on Generation's credit exposure, net of collateral, as of September 30, 2003. They further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company's credit risk by credit rating of the counterparties. The tables below do not include sales to Generation's affiliates or exposure through Independent System Operators.


                                                              Total                               Number Of     Net Exposure Of
                                                           Exposure                          Counterparties      Counterparties
                                                      Before Credit      Credit       Net  Greater than 10%    Greater than 10%
     Rating                                              Collateral  Collateral  Exposure   of Net Exposure     of Net Exposure
     --------------------------------------------------------------------------------------------------------------------------
     Investment grade                                      $    208     $  --    $   208                2          $       81
     Split rating                                                --        --         --               --                  --
     Non-investment grade                                        14         6          8               --                  --
     No external ratings
        Internally rated - investment grade                      26         4         22                3                  10
        Internally rated - non-investment grade                  11         5          6                1                  11
     --------------------------------------------------------------------------------------------------------------------------
     Total                                                 $    259     $  15   $    244               6           $      102
     ==========================================================================================================================


                                                                                       Maturity of Credit Risk Exposure
                                                         ---------------------------------------------------------------
                                                                                              Exposure   Total Exposure
                                                                   Less than               Greater than   Before Credit
     Rating                                                          2 Years   2-5 Years        5 Years      Collateral
     -------------------------------------------------------------------------------------------------------------------
     Investment grade                                              $     194      $   14       $     --      $      208
     Split rating                                                         --          --             --              --
     Non-investment grade                                                 14          --             --              14
     No external ratings
        Internally rated - investment grade                               25           1             --              26
        Internally rated - non-investment grade                           11          --             --              11
     -------------------------------------------------------------------------------------------------------------------
     Total                                                         $     244      $   15       $     --      $      259
     ===================================================================================================================

              Generation is a counterparty to Dynegy in various energy transactions. The credit ratings of Dynegy are considered below investment grade by two credit rating agencies. Generation has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station, a 1,040-MW gas-fired qualified facility that has an energy-only long-term tolling agreement with Dynegy with a related financial swap arrangement. As of September 30, 2003, Sithe had recognized an asset on its balance sheet related to the fair market value of the financial swap agreement with Dynegy that is marked-to-market under the provisions of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to impair this financial swap asset. Generation estimates, as a 49.9% owner of Sithe, that the impairment would result in an after-tax reduction of Generation's equity earnings of approximately $16 million.

              In addition to the impairment of the financial swap asset, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation may incur a further impairment associated with Sithe's Independence station.

              Additionally, the future economic value of AmerGen's purchased power arrangement with Illinois Power Company, a subsidiary of Dynegy, could be impacted by events related to Dynegy's financial condition.

              ComEd and Generation are parties to various transactions with Midwest Generation. Midwest Generation's credit ratings have been downgraded by certain credit rating agencies. Furthermore, the June 30, 2003 Form 10-Q filed by Edison Mission Energy (EME), an intermediate parent company of Edison Mission Midwest Holdings (EMMH) and Midwest Generation, indicates that EMMH is not expected to have sufficient cash to repay $911 million of debt when it matures on December 11, 2003; a failure to repay, extend, or refinance the EMMH obligation would likely result in a default under the senior secured notes and term loan of Mission Energy Holding Company, EME's parent company; and these events could make it necessary for EME to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Reorganization under Chapter 11 of the United States Bankruptcy Code does not assure non-performance under all contracts; however, the reorganization would increase the possibility of the obligations described in the following two paragraphs reverting to ComEd or Generation.

              In connection with ComEd's sale in December 1999 of fossil generating assets to Midwest Generation, ComEd entered into an agency agreement with EMMH and EME whereby EMMH assumed the benefits and liabilities of a long-term coal purchase contract and a railcar lease. EME guaranteed EMMH's performance. EMMH did not become a direct party to the obligations, and ComEd remained obligated and was not released. In connection with the Merger and subsequent restructuring, Generation assumed any contingent obligation on these contracts from ComEd. In the event of EMMH and EME's non-performance under the coal purchase contract, Generation would be required to fulfill the purchase commitments that extend through 2012. The contract requires the purchase of two million tons of coal annually or specifies a minimum payout. Based upon current market prices, Generation's contingent obligations for the minimum purchase obligation for the contract years 2003 to 2012 are estimated to be approximately $81 million (the net present value of the obligation approximates $51 million) related to this agreement. The railcar lease covers approximately 1,400 coal transport railcars through 2014. In the event of EMMH and EME's non-performance under the railcar lease, Generation would be required to fulfill the lease payments that extend through 2014. The remaining lease payments for the railcars approximate $65 million (the net present value of the obligation approximates $38 million). However, based on current prices for railcars in these particular markets, Generation believes it would be able to effectively sublease the railcars without incurring any exposure related to this obligation.

              Generation and ComEd have entered into other agreements with Midwest Generation and have other related exposures. In connection with ComEd's fossil generating asset sale to Midwest Generation, Midwest Generation and EME agreed to indemnify ComEd for various environmental exposures or penalties. Generation assumed any contingent obligations relating to generation-related environmental issues of ComEd in connection with the Merger and subsequent restructuring. Exelon cannot reasonably estimate the possible environmental exposures or penalties that could arise if Midwest Generation or EME do not honor their indemnity to ComEd or if the indemnity is discharged in bankruptcy. Midwest Generation also indemnified Generation and ComEd for approximately 50% of any post-acquisition asbestos claims relating to the plants sold to Midwest Generation. Generation assumed any contingent obligations of ComEd relating to these asbestos claims in connection with the Merger and subsequent restructuring. The bankruptcy of or non-performance of Midwest Generation of its obligations to Generation and ComEd for asbestos claims could result in contingent obligations to Generation and ComEd of up to an estimated $5 million. In addition, ComEd is exposed to risks associated with accounts receivable from transmission and station power services provided by ComEd to Midwest Generation. The bankruptcy of or non-performance of Midwest Generation of its obligations to ComEd for transmission and station power services provided by ComEd could result in ComEd recording a write-off of up to an estimated $3 million.

              Generation accounts for certain derivative financial instruments under the normal purchases and normal sales exemption of SFAS No. 133. As of September 30, 2003, Generation is a party to forward energy purchase and sale contracts with Midwest Generation, which are accounted for in that manner and, as such, are not marked-to-market. If Generation determines that the possibility of non-performance by Midwest Generation on these contracts becomes more than remote, these contracts will be required to be marked-to-market through earnings, which would be expected to result in a charge to Exelon and Generation's results of operations and such charge could be material.

              As part of the normal course of business, Exelon and Generation routinely enter into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Exelon, Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if Exelon or
     Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty could attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Exelon or Generation's net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of Exelon or Generation's situation at the time of the demand. If Exelon or Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

     Interest Rate Risk
     ComEd
              ComEd uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions. ComEd also utilizes forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financing. These strategies are employed to maintain the lowest cost of capital. At September 30, 2003, ComEd has settled all of its interest rate swaps designated as cash flow hedges.

              ComEd has entered into fixed-to-floating interest rate swaps in order to maintain its targeted percentage of variable rate debt associated with fixed-rate debt issuances in the aggregate amount of $485 million. At September 30, 2003, these interest rate swaps, designated as fair value hedges, had an aggregate fair market value of $39 million based on the present value difference between the contract and market rates at September 30, 2003. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount that would be paid by the counterparties to ComEd.

              The aggregate fair value of the interest rate swaps, designated as fair value hedges, that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2003 is estimated to be $45 million in ComEd's favor.

              The aggregate fair value of the interest rate swaps, designated as fair value hedges, that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2003 is estimated to be $33 million in ComEd's favor.

     PECO
              In February 2003, PECO entered into forward-starting interest rate swaps in the aggregate amount of $360 million to lock in interest rate levels in anticipation of future financings. The debt issuances that these swaps were hedging were considered probable in February 2003 and closed in April 2003; therefore, PECO accounted for these interest rate swap transactions as hedges. In connection with PECO's April 28, 2003 issuance of $450 million in First and Refunding Mortgage Bonds, PECO settled the swaps for net proceeds of $1 million, which was recorded in other comprehensive income and is being amortized over the life of the debt issuance.

              PECO has entered into interest rate swaps to manage interest rate exposure associated with the floating rate series of transition bonds issued to securitize PECO's stranded cost recovery. At September 30, 2003, these interest rate swaps had an aggregate fair market value exposure of $11 million based on the present value difference between the contract and market rates at September 30, 2003. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount to be paid by PECO to the counterparties.

              The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2003 is estimated to be $12 million in the counterparties favor.

              The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2003 is estimated to be $10 million in the counterparties favor.

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

     Generation
              Generation uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Generation also uses interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. These strategies are employed to achieve a lower cost of capital. As of September 30, 2003, a hypothetical 10% increase in the interest rates associated with variable rate debt would not have a material impact on pre-tax earnings for the three and nine months ended September 30, 2003.

              Under the terms of the EBG Facility, EBG is required to effectively fix the interest rate on 50% of borrowings under the facility through its maturity in 2007. As of September 30, 2003, EBG had entered into interest rate swap agreements that have effectively fixed the interest rate on $861 million of notional principal, or approximately 80% of borrowings outstanding under the EBG Facility at September 30, 2003. The fair market value exposure of these swaps, designated as cash flow hedges, is $91 million. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount to be paid by EBG to the counterparties.

              The aggregate fair value exposure of the interest rate swaps designated as cash flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2003 is estimated to be $104 million in the counterparties favor.

              The aggregate fair value exposure of the interest rate swaps designated as cash flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2003 is estimated to be $78 million in the counterparties favor.

              In 2003, Generation entered into forward-starting interest rate swaps in the aggregate amount of $400 million to lock in interest rate levels in anticipation of future financings. The debt issuances that these swaps are hedging are considered probable; therefore, Generation has accounted for these interest rate swap transactions as hedges. At September 30, 2003, these interest rate swaps, designated as cash flow hedges, had an aggregate fair market value exposure of less than $1 million based on the present value of the difference between the contract and market rates at September 30, 2003. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount to be paid by Generation to the counterparties.

              The aggregate fair value exposure of the interest rate swaps designated as cash flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2003 is estimated to be $17 million in the counterparties favor.

              The aggregate fair value of the interest rate swaps designated as cash flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2003 is estimated to be $16 million in Generation's favor.

     Equity Price Risk
     Generation
              Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of September 30, 2003, decommissioning trust funds are reflected at fair value on Generation's Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation's nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $212 million reduction in the fair value of the trust assets.

     ITEM 4. CONTROLS AND PROCEDURES

     Exelon
              During the third quarter of 2003, Exelon's  management,  including the principal executive officer and principal financial officer, evaluated Exelon's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Exelon's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is made known to Exelon's management, including these officers, by other employees of
     Exelon and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Exelon's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, Exelon does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

              Accordingly, as of September 30, 2003, these officers (principal executive officer and principal financial officer) concluded that Exelon's disclosure controls and procedures were effective to accomplish their objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     ComEd
              During the third quarter of 2003,  ComEd's  management,  including the principal executive officer and principal financial officer, evaluated ComEd's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in ComEd's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to ComEd, including its consolidated subsidiaries, is made known to ComEd's management, including these officers, by other employees of
     ComEd and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. ComEd's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, ComEd does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

              Accordingly, as of September 30, 2003, these officers (principal executive officer and principal financial officer) concluded that ComEd's disclosure controls and procedures were effective to accomplish their objectives. ComEd continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     PECO
              During the third quarter of 2003, PECO's management, including the principal executive officer and principal financial officer, evaluated PECO's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in PECO's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to PECO, including its consolidated subsidiaries, is made known to PECO's management, including these officers, by other employees of PECO and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. PECO's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, PECO does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

              Accordingly, as of September 30, 2003, these officers (principal executive officer and principal financial officer) concluded that PECO's disclosure controls and procedures were effective to accomplish their objectives. PECO continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     Generation
              During the third quarter of 2003, Generation's management, including the principal executive officer and principal financial officer, evaluated Generation's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Generation's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Generation, including its consolidated subsidiaries, is made known to Generation's management, including these officers, by other employees of Generation and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Generation's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, Generation does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

              Accordingly, as of September 30, 2003, these officers (principal executive officer and principal financial officer) concluded that Generation's disclosure controls and procedures were effective to accomplish their objectives. Generation continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

     ComEd
              As previously reported in the 2002 Form 10-K and the June 2003 Form 10-Q, three of ComEd's wholesale municipal customers had filed a complaint and request for refund with the FERC alleging that ComEd failed to properly adjust its rates pursuant to the terms of the respective electric service contracts. In July 2003 ComEd and the municipal customers executed a settlement agreement ending the litigation. Pursuant to the settlement, ComEd paid approximately $3 million, in total, to the three municipalities.

     Generation
              As previously reported in the 2002 Form 10-K and the June 2003 Form 10-Q, Generation and Raytheon are involved in various litigation matters in connection with EBG. On August 29, 2003, Raytheon filed a new action against two subsidiaries of EBG (Project Companies) and BNP Paribas in the Superior Court of the Commonwealth of Massachusetts. Raytheon alleged that the Project Companies and BNP Paribas failed to provide adequate assurance that Raytheon would be paid the remaining amounts due under the Fore River and Mystic construction contracts. Raytheon sought:
     (1) an injunction preventing the Project Companies and BNP Paribas from drawing upon certain letters of credit guaranteeing Raytheon's performance;
     (2) the right to terminate the construction contracts; and (3) an order allowing Raytheon to seize project funds totaling approximately $40 million. Raytheon subsequently dismissed BNP Paribas from the litigation. On October 9, 2003, the court issued a preliminary injunction preserving the status quo and preventing the Project Companies from drawing upon the letters of credit until such time as the court decides Raytheon's pending motion for partial summary judgment. The court has heard argument on Raytheon's motion for partial summary judgment but has not announced any decision.

                On October 2, 2003, Mitsubishi Heavy Industries, LTD (MHI) and Mitsubishi Heavy Industries of America (MHIA) filed a New York state court action against Exelon Mystic Development, LLC and Exelon Fore River Development, LLC seeking to enjoin these indirect subsidiaries of Generation from drawing upon letters of credit posted to guarantee MHI's performance under certain gas turbine contracts. MHI and MHIA also seek $34 million from these entities in connection with work performed on these contracts. Generation believes that Exelon Mystic's and Exelon Fore River's contracts with MHI and MHIA have been assigned to Raytheon Corporation and that the claims against the Exelon entities are without merit.


     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     Generation
              EBG has approximately $1.1 billion of debt outstanding under the EBG Facility. The EBG Facility, which is non-recourse to Generation, was entered into primarily to finance the construction of Mystic 8 and 9 and Fore River and required that all of the projects achieve Project Completion by June 12, 2003. EBG negotiated an extension of the required completion date to July 11, 2003. Project Completion was not achieved by July 12, 2003, resulting in an event of default under the EBG Facility. Although the generating units are in commercial operation, Project Completion has not been achieved to date. The event of default under the EBG Facility does not constitute an event of default under any other debt instruments of Exelon or its subsidiaries. EBG does not know which, if any, remedies the lenders will exercise.

     ITEM 5.      OTHER INFORMATION

     ComEd
              As previously reported in the 2002 Form 10-K, in July 2002, the FERC conditionally approved ComEd's decision to join PJM. On April 1, 2003, ComEd received approval from the FERC to transfer control of ComEd's transmission assets to PJM. The FERC also accepted for filing the PJM tariff as amended to reflect the inclusion of ComEd and other new members, subject to a compliance filing, which was made on May 1, 2003, and to hearing on certain issues. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM and transferred control of its Open Access Same Time Information System to PJM. On September 11, 2003, the August 14, 2003 blackout caused PJM to delay ComEd's integration until spring of 2004. PJM wants to integrate any lessons learned from the blackout probes into ComEd's transition plan.

              On August 21, 2003, ComEd set a new record for highest daily peak load experienced to date of 22,054 MWs.

     PECO
              As previously reported in the 2002 Form 10-K, the PUC's Final Electric Restructuring Order established MSTs to promote competition. On May 1, 2003, the PUC approved the residential customer plan filed by PECO in February 2003. Under the plan and subsequent auction in September 2003, an aggregate of 267,000 residential customers will be transferred to alternative electric generation suppliers during December 2003. Any customer transferred has the right to return to PECO at any time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:


        10.1 - Retirement and Separation between Exelon Corporation, PECO Energy Company and Kenneth G. Lawrence, dated as of May 11, 2003. Filed on behalf of PECO.

        10.2 - Purchase and Sale Agreement dated as of October 10, 2003 between British Energy Investment Ltd. and Exelon Generation Company, LLC relating to the sale and purchase of 100% of the shares of British Energy US Holdings Inc. Filed on behalf of Exelon and Generation.


Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the
Securities and Exchange Act of 1934 as to the Quarterly Report on
Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers for the following companies:
--------------------------------------------------------------------------------
31-1  -  Filed by John W. Rowe for Exelon Corporation
31-2  -  Filed by Robert S. Shapard for Exelon Corporation
31-3  -  Filed by Michael B. Bemis for Commonwealth Edison Company
31-4  -  Filed by Robert S. Shapard for Commonwealth Edison Company
31-5  -  Filed by Michael B. Bemis for PECO Energy Company
31-6  -  Filed by Robert S. Shapard for PECO Energy Company
31-7  -  Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
31-8  -  Filed by Robert S. Shapard for Exelon Generation Company, LLC
--------------------------------------------------------------------------------

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18
United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly
Report on Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers for the following companies:
--------------------------------------------------------------------------------
32-1  -    Filed by John W. Rowe for Exelon Corporation
32-2  -    Filed by Robert S. Shapard for Exelon Corporation
32-3  -    Filed by Michael B. Bemis for Commonwealth Edison Company
32-4  -    Filed by Robert S. Shapard for Commonwealth Edison Company
32-5  -    Filed by Michael B. Bemis for PECO Energy Company
32-6  -    Filed by Robert S. Shapard for PECO Energy Company
32-7  -    Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
32-8  -    Filed by Robert S. Shapard for Exelon Generation Company, LLC
--------------------------------------------------------------------------------

(b) Reports on Form 8-K:

         Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the three months ended September 30, 2003 regarding the following items:

Date of Earliest
Event Reported            Description of Item Reported
--------------------------------------------------------------------------------
July 3, 2003              "ITEM 5. OTHER EVENTS" filed for Exelon and Generation
                          regarding the fact that EBG did not anticipate that the construction of the Mystic 8 and 9 and Fore River generating stations would achieve Project Completion as defined in EBG's credit facility by July 11, 2003.

July 29, 2003             "ITEM 5. OTHER EVENTS" filed for Exelon and Generation
                          announcing that Exelon commenced the process of an orderly transition out of the ownership of EBG and the projects.

August 6, 2003            "ITEM 5. OTHER EVENTS" filed for Exelon,  ComEd,  PECO
                          and Generation reaffirming Exelon's 2003 earnings guidance and announcing workforce reductions related to The Exelon Way.

August 13, 2003           "ITEM 5. OTHER EVENTS" filed for Exelon and Generation
                          regarding a note to Exelon's financial community announcing an agreement with entities controlled by Reservoir to sell 50% of Sithe, after closing on a call transaction announced in May 2003. In a separate transaction, Sithe has entered into an agreement with Resevoir to sell entities holding six U.S. generating facilities and an entity holding Sithe's Canadian assets.

August 25, 2003           "ITEM 5.  OTHER  EVENTS"  filed  for  ComEd  regarding
                          ComEd's sale of $250 million of First Mortgage  Bonds.
                          "ITEM 7. FINANCIAL  STATEMENTS AND EXHIBITS" including
                          exhibits  to  ComEd's  Form  S-3,   Registration   No.
                          333-99363.

August 29, 2003           "ITEM 5. OTHER EVENTS" filed for Exelon and Generation
                          regarding  the fact that the period  during  which the
                          lenders were  precluded  from  exercising any remedies
                          resulting  from the  failure  of the EBG  projects  to
                          achieve  Project  Completion  had expired.  Exelon was
                          continuing  discussions with the lenders regarding the
                          orderly   transition  of  the  projects.   Exelon  has
                          informed the lenders that Generation will not provide additional funding to the projects beyond its existing contractual obligations.

September 12, 2003        "ITEM 5.  OTHER  EVENTS"  filed for  Exelon  and ComEd
                          regarding a filing with the Federal Energy  Regulatory
                          Commission  to  seek  an  adjustment  in  transmission
                          rates.   The  exhibit   includes  the  press   release
                          announcing the filing.

September 24, 2003        "ITEM 5. OTHER  EVENTS"  filed for  Exelon  announcing
                          that it had finalized the sale of InfraSource, Inc.

September 26, 2003        "ITEM 5.  OTHER  EVENTS"  filed for  Exelon  and ComEd
                          announcing that Exelon is exploring the possibility of acquiring Illinois Power Company from Dynegy Inc.

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

                               EXELON CORPORATION

     /s/ John W. Rowe                         /s/ Robert S. Shapard
     -----------------                        ----------------------
     JOHN W. ROWE                             ROBERT S. SHAPARD
     Chairman and                             Executive Vice President and Chief
     Chief Executive Officer                  Financial Officer
     (Principal Executive Officer)            (Principal Financial Officer)

     /s/ Matthew F. Hilzinger
     ------------------------
     MATTHEW F. HILZINGER
     Vice President and Corporate Controller
     (Principal Accounting Officer)

     October 29, 2003


              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMONWEALTH EDISON COMPANY

     /s/ Michael B. Bemis                     /s/ Robert S. Shapard
     --------------------                     ----------------------
     MICHAEL B. BEMIS                         ROBERT S. SHAPARD
     President, Exelon Energy Delivery        Executive Vice President and Chief
     (Principal Executive Officer)            Financial Officer, Exelon
                                              (Principal Financial Officer)

     /s/ Duane M. DesParte                    /s/ Frank M. Clark
     ---------------------                    ------------------
     DUANE M. DESPARTE                        FRANK M. CLARK
     Vice President and Controller,           President, ComEd
     Exelon Energy Delivery
     (Principal Accounting Officer)

     October 29, 2003

--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PECO ENERGY COMPANY

     /s/ Michael B. Bemis                     /s/ Robert S. Shapard
     --------------------                     ----------------------
     MICHAEL B. BEMIS                         ROBERT S. SHAPARD
     President, Exelon Energy Delivery        Executive Vice President and Chief
     (Principal Executive Officer)            Financial Officer, Exelon
                                              (Principal Financial Officer)

     /s/ Duane M. DesParte                    /s/ Denis P. O'Brien
     ---------------------                    --------------------
     DUANE M. DESPARTE                        DENIS P. O'BRIEN
     Vice President and Controller,           President, PECO
     Exelon Energy Delivery
     (Principal Accounting Officer)

     October 29, 2003

--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXELON GENERATION COMPANY, LLC

     /s/ Oliver D. Kingsley Jr.               /s/ Robert S. Shapard
     --------------------------               ---------------------
     OLIVER D. KINGSLEY JR.                   ROBERT S. SHAPARD
     Chief Executive Officer and              Executive Vice President and Chief
     President                                Financial Officer, Exelon
     (Principal Executive Officer)            (Principal Financial Officer)

     /s/ Thomas Weir III
     ------------------------------
     THOMAS WEIR III
     Vice President and Controller
     (Principal Accounting Officer)

     October 29, 2003