Form 10-K/A
period 2002-12-31
EXELON GENERATION CO LLC; PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2003-12-15
CIK 1168165, 78100, 1109357, 22606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File            Name of Registrant; State of Incorporation; Address of       IRS Employer
Number                     Principal Executive Offices; and Telephone Number            Identification Number
---------------------      ---------------------------------------------------------    -------------------------
1-16169                    EXELON CORPORATION                                           23-2990190
                           (a Pennsylvania corporation)
                           10 South Dearborn Street - 37th Floor
                           P.O. Box 805379
                           Chicago, Illinois 60680-5379
                           (312) 394-7398
1-1839                     COMMONWEALTH EDISON COMPANY                                  36-0938600
                           (an Illinois corporation)
                           10 South Dearborn Street - 37th Floor
                           P.O. Box 805379
                           Chicago, Illinois 60680-5379
                           (312) 394-4321
1-1401                     PECO ENERGY COMPANY                                          23-0970240
                           (a Pennsylvania corporation)
                           P.O. Box 8699 2301 Market Street
                           Philadelphia, Pennsylvania 19101-8699
                           (215) 841-4000
333-85496                  EXELON GENERATION COMPANY, LLC                               23-3064219
                           (a Pennsylvania limited liability company)
                           300 Exelon Way
                           Kennett Square, Pennsylvania 19348
                           (610) 765-6900

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    Name of Each Exchange on Which
Title of Each Class                                                                 Registered
------------------------------------------------------------------------------      ---------------------------------
EXELON CORPORATION:
Common Stock, without par value                                                     New York, Chicago and
                                                                                    Philadelphia
COMMONWEALTH EDISON COMPANY:
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary         New York
Trust Holding Solely Commonwealth Edison Company's 8.48% Subordinated Debt
Securities and unconditionally guaranteed by Commonwealth Edison Company



PECO ENERGY COMPANY:
First and Refunding Mortgage Bonds:  6-3/8% Series due 2005, and 6-1/2%             New York
Series due 2003
Cumulative Preferred Stock, without par value:  $4.68 Series, $4.40 Series,         New York
$4.30 Series and $3.80 Series
Trust Receipts of PECO Energy Capital Trust II, each representing an 8.00%          New York
Cumulative Monthly Income Preferred Security, Series C, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO
Energy Company
Trust Receipts of PECO Energy Capital Trust III, each representing a 7.38%          New York
Cumulative Preferred Security, Series D, $25 stated value, issued by PECO
Energy Capital, L.P. and unconditionally guaranteed by PECO Energy Company

Securities registered pursuant to Section 12(g) of the Act:

COMMONWEALTH EDISON COMPANY:
Common Stock Purchase Warrants, 1971 Warrants and Series B Warrants PECO ENERGY COMPANY:
Cumulative Preferred Stock, $7.48 Series without par value

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

          Exelon Corporation                               Yes [X]    No [ ]
          Commonwealth Edison Company                      Yes [ ]    No [X]
          PECO Energy Company                              Yes [ ]    No [X]
          Exelon Generation Company, LLC                   Yes [ ]    No [X]

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
         Exelon Generation Company, LLC                       Not applicable

Other

         Exelon Generation Company, LLC met the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
FILING FORMAT                                                               2
EXPLANATORY NOTE                                                            2

PART III                                                                    3
ITEM 14.          CONTROLS AND PROCEDURES                                   3

PART IV                                                                     5
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                       5

SIGNATURES                                                                 24

FILING FORMAT
         This combined Form 10-K/A is being filed separately by Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company
(PECO) and Exelon Generation Company, LLC (Generation) (Registrants). Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

EXPLANATORY NOTE
         Exelon, ComEd, PECO and Generation are filing this amendment on Form 10-K/A in response to comments received from the staff of the Securities and Exchange Commission (SEC) in connection with its review of Exelon's Registration Statement on Form S-3 (File No. 333-108546), which incorporates this annual report by reference.

         This amendment makes changes to Part III, Item 14. Controls and Procedures to confirm that each Registrant's disclosure controls and procedures are effective and to clarify that each Registrant's access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than subsidiaries that it controls and manages.

         Unless otherwise stated, all information contained in this amendment is as of March 21, 2003, the filing date of our original Annual Report on Form 10-K for the year ended December 31, 2002.

PART III
ITEM 14.  CONTROLS AND PROCEDURES

Exelon
         Within the 90 days prior to the date of this Report, Exelon's management, including the principal executive officer and principal financial officer, evaluated Exelon's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Exelon's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is made known to Exelon's management, including these officers, by other employees of Exelon and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Exelon's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Exelon does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

         Accordingly, as of December 31, 2002, these officers (principal executive officer and principal financial officer) concluded that Exelon's disclosure controls and procedures were effective to accomplish their objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.


ComEd
         Within the 90 days prior to the date of this Report, ComEd's management, including the principal executive officer and principal financial officer, evaluated ComEd's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in ComEd's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to ComEd, including its consolidated subsidiaries, is made known to ComEd's management, including these officers, by other employees of ComEd and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. ComEd's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. ComEd does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

         Accordingly, as of December 31, 2002, these officers (principal executive officer and principal financial officer) concluded that ComEd's disclosure controls and procedures were effective to accomplish their objectives. ComEd continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

PECO
         Within the 90 days prior to the date of this Report, PECO's management, including the principal executive officer and principal financial officer, evaluated PECO's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in PECO's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to PECO, including its consolidated subsidiaries, is made known to PECO's management, including these officers, by other employees of PECO and its subsidiaries, and
(b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. PECO's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. PECO does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

         Accordingly, as of December 31, 2002, these officers (principal executive officer and principal financial officer) concluded that PECO's disclosure controls and procedures were effective to accomplish their objectives. PECO continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

Generation
         Within the 90 days prior to the date of this Report, Generation's management, including the principal executive officer and principal financial officer, evaluated Generation's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Generation's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Generation, including its consolidated subsidiaries, is made known to Generation's management, including these officers, by other employees of Generation and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Generation's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Generation does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

         Accordingly, as of December 31, 2002, these officers (principal executive officer and principal financial officer) concluded that Generation's disclosure controls and procedures were effective to accomplish their objectives. Generation continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

                  Consolidated Statements of Comprehensive Income for the years 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

(ii)     Financial Statement Schedule

                                     EXELON CORPORATION AND SUBSIDIARY COMPANIES


                                   Schedule II - Valuation and Qualifying Accounts
                                                    (in millions)

Column A                                      Column B                        Column C      Column D       Column E
--------                                      --------       -------------------------      --------       --------
                                                             Additions and adjustments
                                                             -------------------------
                                                                Charged
                                             Balance at         to Cost        Charged
                                              Beginning             and       to Other                   Balance at
Description                                     of Year        Expenses       Accounts     Deductions   End of Year
-----------                                     -------        --------       --------     ----------   -----------
For The Year Ended December 31, 2002
------------------------------------

Allowance for Uncollectible Accounts           $    213       $     129         $   --       $    210  (a)$     132

Reserve for:
Merger-Related Costs                           $    114       $      --         $  (12)      $     74     $      28

Injuries and Damages                           $     72       $      42         $   10       $     25  (b)$      99

Environmental Investigation and
  Remediation                                  $    156       $      21         $   12       $     33  (c)$     156

Obsolete Materials                             $     18       $       9         $    4       $     13     $      18

For The Year Ended December 31, 2001
------------------------------------

Allowance for Uncollectible Accounts           $    200       $     145         $   --       $    132  (a)$     213

Reserve for:
Merger-Related Costs                           $    144       $      --         $   41       $     71     $     114

Injuries and Damages                           $     69       $      17         $    2       $     16  (b)$      72

Environmental Investigation and
  Remediation                                  $    171       $       1          $  --       $     16  (c)$     156

Obsolete Materials                             $    103       $      16          $  --       $    101     $      18

For The Year Ended December 31, 2000
------------------------------------

Allowance for Uncollectible Accounts           $    112       $      87         $   59 (d)   $     58  (a)$     200

Reserve for:
Merger-Related Costs                           $     --       $      --         $  149 (e)   $      5     $     144

Injuries and Damages                           $     23       $       9         $   48 (f)   $     11  (b)$      69

Environmental Investigation and
  Remediation                                  $     57       $      26         $   98 (e)   $     10  (c)$     171

Obsolete Materials                             $     --       $      48         $   55 (e)   $    --      $     103
-------------------------------------------------------------------------------------------------------------------

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


                                                          7



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

                                 Schedule II - Valuation and Qualifying Accounts
                                                  (in millions)

Column A                              Column B                     Column C  Column D      Column E        Column F
--------                              --------      ------------------------ --------      --------       --------
                                                    Additions and adjustments
                                                    -------------------------
                                                       Charged
                                     Balance at        to Cost      Charged
                                      Beginning            and     to Other           Restructuring      Balance at
Description                             of Year       Expenses     Accounts Deductions    Transfers (a) End of Year
-----------                             -------       --------     -------- ----------    ------------- -----------
For The Year Ended December 31, 2002
------------------------------------

Allowance for Uncollectible Accounts  $      49        $    50     $     --     $   75       $   --    $      24

Reserve for:
Merger-Related Costs                  $      63        $    --     $     (9)    $   41       $   --    $      13

Injuries and Damages                  $      37        $    23     $     --     $   14 (b)   $   --    $      46

Environmental Investigation and
  Remediation                         $     105        $    19     $     --     $   23 (c)   $   --    $     101

Obsolete Materials                    $       6        $    --     $     --     $    1       $   --    $       5

For The Year Ended December 31, 2001
------------------------------------

Allowance for Uncollectible Accounts  $      60        $    42     $      1     $   54       $   --    $      49

Reserve for:
Merger-Related Costs                  $     144        $    --     $     25     $   29       $   77    $      63

Injuries and Damages                  $      48        $     4     $     --     $    7 (b)   $    8    $      37

Environmental Investigation and
  Remediation                         $     117        $     1     $     --     $   13 (c)   $   --    $     105

Obsolete Materials                    $      98        $    --     $     --     $   14       $   78    $       6

For The Year Ended December 31, 2000
------------------------------------

Allowance for Uncollectible Accounts  $      49        $    46     $     11     $   46       $   --    $      60

Reserve for:
Merger-Related Costs                  $      --        $    --     $    149     $    5       $   --    $     144

Injuries and Damages                  $      55        $    10     $      5     $   22 (b)   $   --    $      48

Environmental Investigation and
  Remediation                         $     100        $    26     $     --     $    9 (c)   $   --    $     117

Obsolete Materials                    $      27        $    57     $     19     $    5       $   --    $      98
----------------------------------------------------------------------------------------------------------------

(a)      Represents  amounts  transferred  as part of the 2001  Corporate  Restructuring.  See ITEM 8.  Financial
         Statements  and  Supplementary  Information  - ComEd - Note 2 -  Corporate  Restructuring  of  Notes  to
         Consolidated Financial Statements.
(b)      Payments of claims and related costs.
(c)      Expenditures for site investigation and remediation.


                                                        9

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

                  Consolidated Statements of Comprehensive Income for the years 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

(ii)     Financial Statement Schedule

                                   PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES


                                 Schedule II - Valuation and Qualifying Accounts
                                                  (in millions)

Column A                              Column B                     Column C  Column D      Column E        Column F
--------                              --------      ------------------------ --------      --------        --------
                                                    Additions and adjustments
                                                    ------------------------
                                                       Charged
                                     Balance at        to Cost      Charged
                                      Beginning            and     to Other           Restructuring      Balance at
Description                             of Year       Expenses     Accounts Deductions    Transfers (a) End of Year
-----------                             -------       --------     -------- ----------    ------------- -----------

For The Year Ended December 31, 2002
------------------------------------

Allowance for Uncollectible Accounts  $     110        $    45     $     --     $   83 (b)   $   --      $   72

Reserve for:
Injuries and Damages                  $      25        $    10     $     --     $   11 (c)   $   --      $   24

Environmental Investigation and
  Remediation                         $      37        $     3     $      6     $    6 (d)   $   --      $   40

Obsolete Materials                    $       1        $    --     $     --     $    1       $   --      $   --

For The Year Ended December 31, 2001
------------------------------------

Allowance for Uncollectible Accounts  $     131        $    69     $     --     $   67 (b)   $   23      $  110

Reserve for:
Injuries and Damages                  $      21        $    13     $     --     $    9 (c)   $   --      $   25

Environmental Investigation and
  Remediation                         $      54        $    --     $     --     $    2 (d)   $   15      $   37

Obsolete Materials                    $       3        $     6     $     --     $    7       $    1      $    1

For The Year Ended December 31, 2000
------------------------------------

Allowance for Uncollectible Accounts  $     112        $    68     $     --     $   49 (b)   $   --      $  131

Reserve for:
Injuries and Damages                  $      23        $     7     $     --     $    9 (c)   $   --      $   21

Environmental Investigation and
  Remediation                         $      57        $    --     $     --     $    3 (d)   $   --      $   54
---------------------------------------------------------------------------------------------------------------

(a)      Represents  amounts  transferred  as part of the 2001  Corporate  Restructuring.  See ITEM 8.  Financial
         Statements  and  Supplementary  Information  - PECO - Note 2 - Corporate  Restructuring  of Notes to the
         Consolidated Financial Statements.
(b)      Write-off of individual accounts receivable.
(c)      Payments of claims and related costs.
(d)      Expenditures for site investigation and remediation.


                                                       11

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

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Changes in Divisional/Member's Equity for the years 2002, 2001 and 2000

                  Consolidated Statements of Comprehensive Income for the years 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

(ii)     Financial Statement Schedule

                               EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES


                                   Schedule II - Valuation and Qualifying Accounts
                                                    (in millions)

Column A                              Column B                     Column C  Column D      Column E        Column F
--------                              --------      ------------------------ ---------     --------        --------
                                                    Additions and adjustments
                                                    ------------------------
                                                       Charged
                                     Balance at        to Cost      Charged
                                      Beginning            and     to Other                  Merger      Balance at
Description                             of Year       Expenses     Accounts Deductions     Transfer (a) End of Year
-----------                             -------       --------     -------- ----------     ------------ -----------

For The Year Ended December 31, 2002
------------------------------------

Allowance for Uncollectible Accounts  $      17        $    26     $     --     $   21 (b)   $   --       $   22

Reserve for:
Merger Related Costs                  $      31        $    --     $     (2)    $   22 (c)   $   --       $    7

Injuries and Damages                  $      12        $    25     $     --     $    9       $   --       $   28

Environmental Investigation and
  Remediation                         $      14        $    --     $      7 (e) $    6 (d)   $   --       $   15

Obsolete Materials                    $      12        $    10     $      3     $   12       $   --       $   13

For The Year Ended December 31, 2001
------------------------------------

Allowance for Uncollectible Accounts  $       2        $    16     $     --     $    1 (b)   $   --       $   17

Reserve for:
Merger Related Costs                  $      50        $    --     $    (10)    $    9       $   --       $   31

Injuries and Damages                  $       8        $    --     $      4     $   --       $   --       $   12

Environmental Investigation and
  Remediation                         $      15        $    --     $     --     $    1 (d)   $   --       $   14

Obsolete Materials                    $      79        $    11     $     --     $   78       $   --       $   12

For The Year Ended December 31, 2000
------------------------------------

Allowance for Uncollectible Accounts  $      --        $     2     $     --     $   -- (b)   $   --       $    2

Reserve for:
Merger Related Costs                  $      --        $    --     $     --     $   --       $   50       $   50

Injuries and Damages                  $      --        $    --     $      8     $   -- (c)   $   --       $    8

Environmental Investigation and
  Remediation                         $      16        $    --     $     --     $    1 (d)   $   --       $   15

Obsolete Materials                    $       1        $    --     $     78     $   --       $   --       $   79
----------------------------------------------------------------------------------------------------------------

(a)      Represents amounts  transferred as part of the Merger.  See ITEM 8. Financial  Statements and Supplementary
         Information - Generation - Note 2 - Merger of the Notes to Consolidated Financial Statements.
(b)      Write-off of individual accounts receivable.
(c)      Payments of claims and related costs.
(d)      Expenditures for site investigation and remediation.
(e)      Result of New England Holdings asset acquisition in November 2002.


                                                         13

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

(b) Reports on Form 8-K

   Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the fourth quarter of 2002 regarding the following items:

         Date of Earliest
         Event Reported     Description of Item Reported
         ------------------ ----------------------------------------------------
         October 2, 2002    "ITEM 5. OTHER  EVENTS"  filed by Exelon,  ComEd and
                            Generation,   regarding   Generation's  exercise  of
                            certain options under its purchased power agreement with Midwest Generation, LLC.

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

                            ----------------------------------------------------

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


Exhibit No.         Description
------------------- ------------------------------------------------------------

2-1 Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation. **

3-1                 Articles of Incorporation of Exelon Corporation. **

3-2                 Bylaws of Exelon Corporation. **

3-3                 Amended  and  Restated  Articles  of  Incorporation  of PECO
                    Energy Company.**

3-4 Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998. **

3-5 Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the "$9.00 Cumulative Preference Stock," the "$6.875 Cumulative Preference Stock" and the "$2.425 Cumulative
                    Preference Stock". **

3-6 Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000.**

3-7                 Certificate of Formation of Exelon Generation Company,  LLC.
                    **

3-8                 Exelon Generation Company, LLC Operating Agreement.**

4-1 $1,500,000,000 Credit Agreement dated as of November 22, 2002 among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC as Borrowers, various financial institutions named therein as Lenders, Bank One, NA, as Administrative Agent, ABN AMRO Bank, N.V. and Dresden Bank AG, New York and Grand Cayman Branches, as Co-Documentation Agents and Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner. **
--------------------------------------------------------------------------------

4-2 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor).**

4-2-1 Supplemental Indentures to PECO Energy Company's First and Refunding Mortgage:

                    Dated as of          File Reference       Exhibit No.
                    -------------------- -------------------- ---------------
                    May 1, 1927          **
                    March 1, 1937        **
                    December 1, 1941     **
                    November 1, 1944     **
                    December 1, 1946     **
                    September 1, 1957    **
                    May 1, 1958          **
                    March 1, 1968        **
                    March 1, 1981        **
                    March 1, 1981        **
                    December 1, 1984     **
                    April 1, 1991        **
                    December 1, 1991     **
                    June 1, 1992         **
                    March 1, 1993        **
                    May 1, 1993          **
                    May 1, 1993          **
                    August 15, 1993      **
                    May 1, 1995          **
                    September 15, 2002   **
                    October 1, 2002      **

4-3                 Exelon Corporation Dividend  Reinvestment and Stock Purchase
                    Plan .**

4-4 Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944.**

4-4-1               Supplemental   Indentures  to  aforementioned   Commonwealth
                    Edison Mortgage.

                    Dated as of          File Reference       Exhibit No.
                    -------------------- -------------------- ---------------
                    August 1, 1946       **
                    April 1, 1953        **
                    March 31, 1967       **
                    April 1,1967         **
                    February 28, 1969    **
                    May 29, 1970         **
                    June 1, 1971         **
                    April 1, 1972        **
                    May 31, 1972         **
                    June 15, 1973        **
                    May 31, 1974         **
                    June 13, 1975        **
                    May 28, 1976         **
                    June 3, 1977         **
                    May 17, 1978         **
                    August 31, 1978      **
                    June 18, 1979        **
                    June 20, 1980        **
                    April 16, 1981       **
                    April 30, 1982       **
                    April 15, 1983       **
                    April 13, 1984       **
                    April 15, 1985       **
                    April 15, 1986       **
                    June 15, 1990        **
                    October 1, 1991      **
                    October 15, 1991     **
                    May 15, 1992         **
                    September 15, 1992   **
                    February 1, 1993     **
                    April 1, 1993        **
                    April 15, 1993       **
                    June 15, 1993        **
                    July 15, 1993        **
                    January 15, 1994     **
                    December 1, 1994     **
                    June 1, 1996         **
                    March 1, 2002        **
                    May 20, 2002         **
                    June 1, 2002         **
                    October 7, 2002      **
                    January 13, 2003     **

4-4-2 Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee.**

4-4-3               Instrument   dated  as  of  January  31,  1996,   under  the
                    provisions of the Mortgage dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee.**

4-5 Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes.**

4-6-1               Supplemental Indentures to aforementioned Indenture.

                    Dated as of          File Reference       Exhibit No.
                    -------------------- -------------------- ---------------
                    September 1, 1987    **
                    January 1, 1997      **
                    September 1, 2000    **

4-7                 Indenture  dated June 1, 2001 between  Generation  and First
                    Union   National   Bank   (now   Wachovia   Bank,   National
                    Association).**

10-1 Stock Purchase Agreement among Exelon (Fossil) Holdings, Inc., as Buyer and The Stockholders of Sithe Energies, Inc., as Sellers, and Sithe Energies, Inc.**

10-2 $1,250,000,000 Credit and Reimbursement Agreement dated as of January 31, 2001 by and among Exelon Boston Generating, LLC (successor to Sithe Boston Generating, LLC), as Borrower, the Lenders named therein, Bayerische Landesbank Girozentrale, as DSR LC Issuer, BNP Paribas, as Administrative Agent.**

10-3                Power Purchase Agreement among Generation and PECO.**

10-4                Power Purchase Agreement among Generation and ComEd.**

10-5 Amended and restated employment agreement between Exelon Corporation and John W. Rowe dated as of November 26, 2001.*,**

10-6 Separation Agreement between Exelon and Corbin A. McNeill, Jr., dated as of April 23, 2002.*,**

10-7 Employment Agreement by and among Exelon Corporation, Exelon Generation Company, LLC and Oliver D. Kingsley, Jr. dated as of September 5, 2002.*,**

10-8                Exelon Corporation Deferred Compensation Plan.**

10-9                Exelon Corporation Retirement Program.**

10-10               PECO Energy Company Unfunded Deferred  Compensation Plan for
                    Directors.*,**

10-11 Exelon Corporation Long-Term Incentive Plan As Amended and Restated effective January 28, 2002.*,**

--------------------------------------------------------------------------------

10-11-1 Form of Restricted Stock Award Agreement under the Exelon Corporation Long-Term Incentive Plan.*,**

10-11-2 Forms of Transferable Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan.*,**

10-11-3 Forms of Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan.*,**

10-12               PECO  Energy  Company  Management   Incentive   Compensation
                    Plan.*,**

10-13               PECO Energy Company 1998 Stock Option Plan.*,**

10-14               Exelon Corporation Employee Savings Plan.**

10-15 Second Amended and Restated Trust Agreement for PECO Energy Transition Trust.**

10-16 Indenture dated as of March 1, 1999 between PECO Energy Transition Trust and The Bank of New York.**

10-16-1 Series Supplement dated as of March 25, 1999 between PECO Energy Transition Trust and The Bank of New York.**

10-16-2 Series Supplement dated as of March 1, 2001 between PECO Energy Transition Trust and The Bank of New York.**

10-16-3 Series Supplement dated as of May 2, 2000 between PECO Energy Transition Trust and The Bank of New York.**

10-17 Intangible Transition Property Sale Agreement dated as of March 25,1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company.**

10-17-1 Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000.**

10-18 Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company.**

10-18-1 Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000.**

10-19               Exelon Corporation Cash Balance Pension Plan.**

10-20 Joint Petition for Full Settlement of PECO Energy Company's Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998.**

--------------------------------------------------------------------------------

10-21 Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of Qualified Rate Order Under
                    Section  2812 of the  Public  Utility  Code  dated  March 8,
                    2000.**

10-22               Unicom Corporation  Amended and Restated Long-Term Incentive
                    Plan.*,**

10-22-1 First Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan.*,**

10-22-2 Second Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan.*,**

10-23 Unicom Corporation General Provisions Regarding 1996 Stock Option Awards Granted under the Unicom Corporation and Long-Term Incentive Plan.*,**

10-24 Unicom Corporation General Provisions Regarding 1996B Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan.*,**

10-25               Unicom Corporation General Provisions Regarding Stock Option
                    Awards  Granted  under  the  Unicom  Corporation   Long-Term
                    Incentive Plan (Effective July 10, 1997).**

10-26 Unicom Corporation Deferred Compensation Unit Plan, as amended.*,**

10-27               Exelon Corporation Corporate Stock Deferral Plan.*,**

10-28               Unicom  Corporation   Retirement  Plan  for  Directors,   as
                    amended.*,**

10-29 Commonwealth Edison Company Retirement Plan for Directors, as amended.*,**

10-30               Unicom Corporation 1996 Directors' Fee Plan.*,**

10-30-1             Second  Amendment to Unicom  Corporation  1996 Directors Fee
                    Plan.*,**

10-31               Change in  Control  Agreement  between  Unicom  Corporation,
                    Commonwealth    Edison    Company   and    certain    senior
                    executives.*,**

10-31-1 Forms of Change in Control Agreement Between PECO Energy Company and Certain Employees.*,**

10-32               Commonwealth  Edison Company  Executive Group Life Insurance
                    Plan.*,**

10-32-1 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan.*,**

10-32-2 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan dated December 12, 1986.*,**

10-32-3 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan to implement program of "split dollar life insurance" dated December 13, 1990.*,**

--------------------------------------------------------------------------------

10-32-4             Amendment to  Commonwealth  Edison Company  Executive  Group
                    Life   Insurance   Plan  to  stabilize   the  death  benefit
                    applicable to participants dated July 22, 1992.*,**

10-33               First  Amendment  to  Exelon  Corporation  Employee  Savings
                    Plan.**

10-33-1             First   Amendment  to  the   Commonwealth   Edison   Company
                    Supplemental Management Retirement Plan.*,**

10-34               Second   Amendment  and  Restated  Exelon   Corporation  Key
                    Management Severance Plan.*,**

10-35               Forms  of  Change  in  Control   Agreement   between  Exelon
                    Corporation and certain senior executives.**

10-36               Amendment   No.  1  to   Exelon   Corporation   Supplemental
                    Management Retirement Plan.*,**

10-37 Form of Stock Award Agreement under the Unicom Corporation Long-Term Incentive Plan.*,**

10-38 Amended and Restated Key Management Severance Plan for Unicom Corporation and Commonwealth Edison Company dated March 8, 1999.*,**

10-38-1             Exelon Corporation Employee Stock Purchase Plan.**

10-38-2             First  Amendment to the Exelon  Corporation  Employee  Stock
                    Purchase Plan.**

10-39               PECO Energy Company Supplemental Pension Benefit Plan.*,**

10-40 Exelon Corporation 2001 Performance Share Awards for Power Team Employees under the Exelon Corporation Long Term Incentive Plan.*,**

10-41 Agreement Regarding Various Matters Involving or Affecting Rates for Electric Service Offered by Commonwealth Edison Company dated as of March 3, 2003 among Commonwealth Edison Company and the other parties named therein.**

10-41-1 Amendment dated as of March 10, 2003 to the Agreement Regarding Various Matters Involving or Affecting Rates for Electric Service Offered by Commonwealth Edison Company.**

16 Arthur Andersen Letter to Securities and Exchange Commission regarding the change in certifying accountant.**

18-1 Letter from PricewaterhouseCoopers LLP addressed to Exelon Corporation concerning a change in accounting principles.**

18-2                Letter from  PricewaterhouseCoopers  LLP  addressed  to PECO
                    Energy   Company   concerning   a   change   in   accounting
                    principles.**

--------------------------------------------------------------------------------

                    Subsidiaries
21-1                Exelon Corporation**
21-2                Commonwealth Edison Company**
21-3                PECO Energy Company**


                    Consent of Independent Accountants
23-1                Exelon Corporation**
23-2                Commonwealth Edison Company**
23-3                PECO Energy Company**
23-4                Exelon Corporation

                    Power of Attorney
24-1                Edward A. Brennan**
24-2                Carlos H. Cantu**
24-3                M. Walter D'Alessio**
24-4                Nicholas DeBenedictis**
24-5                Bruce DeMars**
24-6                G. Fred DiBona, Jr. **
24-7                Reserved
24-8                Richard H. Glanton**
24-9                Reserved
24-10               Edgar D. Jannotta**
24-11               John M. Palms, Ph.D. **
24-12               John W. Rogers, Jr. **
24-13               Ronald Rubin**
24-14               Richard L. Thomas**


                   Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K/A for the annual period ended December 31, 2002 filed by the following officers for the following companies:
                  --------------------------------------------------------------
31-1              Filed by John W. Rowe for Exelon Corporation
31-2              Filed by Robert S. Shapard for Exelon Corporation
31-3              Filed by Michael B. Bemis for Commonwealth Edison Company
31-4              Filed by J. Barry Mitchell for Commonwealth Edison Company
31-5              Filed by Michael B. Bemis for PECO Energy Company
31-6              Filed by J. Barry Mitchell for PECO Energy Company
31-7              Filed by Oliver D. Kingsley Jr. for Exelon Generation Company,
                  LLC
31-8              Filed by J. Barry Mitchell for Exelon Generation Company, LLC
                  --------------------------------------------------------------

99-1              Exelon  Corporation's  Current  Report  on  Form  8-K  dated
                  February 21, 2003.**

                  Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the following officers for the following registrants:**
                  --------------------------------------------------------------

99-2              Filed by John W. Rowe for Exelon Corporation
99-3              Filed by Robert S. Shapard for Exelon Corporation
99-4              Filed by Pamela B. Strobel for Commonwealth Edison Company
99-5              Filed by Robert S. Shapard for Commonwealth Edison Company
99-6              Filed by Pamela B. Strobel for PECO Energy Company
99-7              Filed by Robert S. Shapard for PECO Energy Company
99-8              Filed by Oliver D. Kingsley Jr. for Exelon Generation Company,
                  LLC
99-9              Filed by Robert S. Shapard for Exelon Generation Company, LLC
                  --------------------------------------------------------------
* Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.
** Exhibits were filed with the Form 10-K for the year ended December 31, 2002 filed on March 21, 2003 (File No. 1-16169, 2002 Form 10-K, Exhibits 2-1 through 99-9).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 15th day of December, 2003.

EXELON CORPORATION

By: /s/ John W. Rowe
    ----------------------------------------
Name:  John W. Rowe
Title:  Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 2003.

Signature                           Title
---------                           -----


/s/ John W. Rowe                    Chairman and Chief Executive Officer
-----------------------------       (Principal Executive Officer)
John W. Rowe

/s/ Robert S. Shapard               Executive Vice President and Chief Financial
-----------------------------       Officer (Principal Financial Officer)
Robert S. Shapard

/s/ Matthew F. Hilzinger            Vice President and Corporate Controller
-----------------------------       (Principal Accounting Officer)
Matthew F. Hilzinger

This annual report has also been signed below by John W. Rowe, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

EDWARD A. BRENNAN                       EDGAR D. JANNOTTA
M. WALTER D'ALESSIO                     JOHN M. PALMS, PH.D.
NICHOLAS  DEBENEDICTIS                  JOHN W. ROGERS, JR.
BRUCE DEMARS                            RONALD RUBIN
G. FRED DIBONA, JR                      RICHARD L. THOMAS



By: /s/ John W. Rowe                                           December 15, 2003
--------------------------------------------
Name:  John W. Rowe
Title:  Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 15th day of December, 2003.

COMMONWEALTH EDISON COMPANY

By: /s/ John W. Rowe
    -----------------------
Name:  John W. Rowe
Title:  Chairman and Chief Executive Officer, Exelon, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 2003.

Signature                           Title
---------                           -----

/s/ John W. Rowe                    Chairman and Chief Executive Officer,
----------------------------        Exelon, and Director
John W. Rowe


/s/ Michael B. Bemis                President, Exelon Energy Delivery, and
----------------------------        Director
Michael B. Bemis                    (Principal Executive Officer)




/s/ J. Barry Mitchell               Senior Vice President and Treasurer, Exelon,
----------------------------        and Chief Financial Officer
J. Barry Mitchell                   (Principal Financial Officer)


/s/ Duane M. DesParte               Vice President and Controller, Exelon
----------------------------        Energy Delivery
Duane M. DesParte                   (Principal Accounting Officer)


/s/ Frank M. Clark                  President and Director
----------------------------
Frank M. Clark


/s/ Oliver D. Kingsley Jr.          Director
----------------------------
Oliver D. Kingsley Jr.


/s/ Robert S. Shapard               Director
----------------------------
Robert S. Shapard


/s/ S. Gary Snodgrass               Director
----------------------------
S. Gary Snodgrass

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 15th day of December, 2003.

PECO ENERGY COMPANY

By: /s/ John W. Rowe
    -----------------------------------------------
Name:  John W. Rowe
Title:  Chairman and Chief Executive Officer, Exelon, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 2003.

Signature                           Title
---------                           -----

/s/ John W. Rowe                    Chairman and Chief Executive Officer,
----------------------------        Exelon, and Director
John W. Rowe


/s/ Michael B. Bemis                President, Exelon Energy Delivery, and
----------------------------        Director
Michael B. Bemis                    (Principal Executive Officer)


/s/ J. Barry Mitchell               Senior Vice President and Treasurer, Exelon,
----------------------------        and Chief Financial Officer
J. Barry Mitchell                   (Principal Financial Officer)



/s/ Duane M. DesParte               Vice President and Controller, Exelon
----------------------------        Energy Delivery
Duane M. DesParte                   (Principal Accounting Officer)


/s/ Oliver D. Kingsley Jr.          Director
----------------------------
Oliver D. Kingsley Jr.


/s/ Denis P. O'Brien                President and Director
----------------------------
Denis P. O'Brien


/s/ Robert S. Shapard               Director
----------------------------
Robert S. Shapard

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 15th day of December, 2003.

EXELON GENERATION COMPANY, LLC

By: /s/ John W. Rowe
    ---------------------------------------------
Name:  John W. Rowe
Title:  Chairman and Chief Executive Officer, Exelon

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 2003.

Signature                           Title
---------                           -----

/s/ John W. Rowe                    Chairman and Chief Executive Officer, Exelon
----------------------------
John W. Rowe


/s/ Oliver D. Kingsley Jr.
----------------------------        Chief Executive Officer and President
Oliver D. Kingsley Jr.              (Principal Executive Officer)


/s/ J. Barry Mitchell               Senior Vice President and Treasurer, Exelon,
----------------------------        and Chief Financial Officer
J. Barry Mitchell                   (Principal Financial Officer)


/s/ Matthew F. Hilzinger            Vice President and Corporate Controller,
----------------------------        Exelon
Matthew F. Hilzinger                (Principal Accounting Officer)