Form 10-Q/A
period 2003-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2003-12-15
CIK 1168165, 78100, 1109357, 22606

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

                                TABLE OF CONTENTS


                                                                  Page No.
      FILING FORMAT                                                      3
      EXPLANATORY NOTE                                                   3

      PART I.   FINANCIAL INFORMATION                                    4
      ITEM 4.   CONTROLS AND PROCEDURES                                  4
      PART II.  OTHER INFORMATION                                        7
      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         7

      SIGNATURES                                                        10

     FILING FORMAT
              This combined Form 10-Q/A is being filed separately by Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) (Registrants). Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

     EXPLANATORY NOTE
              Exelon, ComEd, PECO and Generation are filing this amendment on Form 10-Q/A in response to comments received from the staff of the Securities and Exchange Commission (SEC) in connection with its review of Exelon's Registration Statement on Form S-3 (File No. 333-108546), which incorporates this quarterly report by reference.

              This amendment makes changes to Part I, Item 4. Controls and Procedures to confirm that each Registrant's disclosure controls and procedures are effective and to clarify that each Registrant's access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than subsidiaries that it controls and manages.

              Unless otherwise stated, all information contained in this amendment is as of May 2, 2003, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

     PART I.          FINANCIAL INFORMATION
     ITEM 4.          CONTROLS AND PROCEDURES

     Exelon
              During the first quarter of 2003, Exelon's management, including the principal executive officer and principal financial officer, evaluated Exelon's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Exelon's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is made known to Exelon's management, including these officers, by other employees of Exelon and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Exelon's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Exelon does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

              Accordingly, as of March 31, 2003, these officers (principal executive officer and principal financial officer) concluded that Exelon's disclosure controls and procedures were effective to accomplish their objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     ComEd
              During the first quarter of 2003, ComEd's management, including the principal executive officer and principal financial officer, evaluated ComEd's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in ComEd's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to ComEd, including its consolidated subsidiaries, is made known to ComEd's management, including these officers, by other employees of ComEd and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. ComEd's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. ComEd does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

              Accordingly, as of March 31, 2003, these officers (principal executive officer and principal financial officer) concluded that ComEd's disclosure controls and procedures were effective to accomplish their objectives. ComEd continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     PECO
              During the first quarter of 2003, PECO's management, including the principal executive officer and principal financial officer, evaluated PECO's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in PECO's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to PECO, including its consolidated subsidiaries, is made known to PECO's management, including these officers, by other employees of PECO and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. PECO's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. PECO does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

              Accordingly, as of March 31, 2003, these officers (principal executive officer and principal financial officer) concluded that PECO's disclosure controls and procedures were effective to accomplish their objectives. PECO continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     Generation
              During the first quarter of 2003, Generation's management, including the principal executive officer and principal financial officer, evaluated Generation's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Generation's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Generation, including its consolidated subsidiaries, is made known to Generation's management, including these officers, by other employees of Generation and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Generation's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Generation does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

              Accordingly, as of March 31, 2003, these officers (principal executive officer and principal financial officer) concluded that Generation's disclosure controls and procedures were effective to accomplish their objectives. Generation continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     PART II - OTHER INFORMATION
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits:

       4-1 - One Hundredth Supplemental Indenture dated as of April 15, 2003 to PECO Energy Company's First and Refunding Mortgage.*

        Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 filed by the following officers for the following companies:
       -------------------------------------------------------------------------
       31-1  -    Filed by John W. Rowe for Exelon Corporation
       31-2  -    Filed by Robert S. Shapard for Exelon Corporation
       31-3  -    Filed by Michael B. Bemis for Commonwealth Edison Company
       31-4  -    Filed by J. Barry Mitchell for Commonwealth Edison Company
       31-5  -    Filed by Michael B. Bemis for PECO Energy Company
       31-6  -    Filed by J. Barry Mitchell for PECO Energy Company
       31-7  -    Filed by Oliver D. Kingsley Jr. for Exelon Generation Company,
                  LLC
       31-8  -    Filed by J. Barry Mitchell for Exelon Generation Company, LLC
       -------------------------------------------------------------------------

       Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed by the following officers for the following companies:*
       -------------------------------------------------------------------------

       99-1 -     Filed by John W. Rowe for Exelon Corporation
       99-2 -     Filed by Robert S. Shapard for Exelon Corporation
       99-3 -     Filed by Pamela B. Strobel for Commonwealth Edison Company
       99-4 -     Filed by Robert S. Shapard for Commonwealth Edison Company
       99-5 -     Filed by Pamela B. Strobel for PECO Energy Company
       99-6 -     Filed by Robert S. Shapard for PECO Energy Company
       99-7 -     Filed by Oliver D. Kingsley Jr. for Exelon Generation Company,
                  LLC
       99-8 -     Filed by Robert S. Shapard for Exelon Generation Company, LLC
       -------------------------------------------------------------------------

     * Exhibits were filed with the Form 10-Q for the quarterly period ended March 31, 2003 filed on May 2, 2003 (File No. 1-16169, March 31, 2003 Form 10-Q, Exhibits 4-1 through 99-8).

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

         March 28, 2003             "ITEM 5. OTHER EVENTS" filed by Exelon and ComEd  regarding the issuance of orders by the Illinois  Commerce  Commission  resolving pending cases and  addressing  key  issues  in  Illinois'  continued  transition  to a competitive electricity marketplace.
------------------------------------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXELON CORPORATION

     /s/ John W. Rowe                                                  /s/ Robert S. Shapard
     ----------------------------------------                          --------------------------------------
     JOHN W. ROWE                                                      ROBERT S. SHAPARD
     Chairman and                                                      Executive Vice President and Chief
     Chief Executive Officer                                           Financial Officer
     (Principal Executive Officer)                                     (Principal Financial Officer)

     /s/ Matthew F. Hilzinger
     ----------------------------------------
     MATTHEW F. HILZINGER
     Vice President and Corporate Controller
     (Principal Accounting Officer)


     December 15, 2003

--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMONWEALTH EDISON COMPANY

     /s/ Michael B. Bemis                                              /s/ J. Barry Mitchell
     ----------------------------------------                          ----------------------------------------
     MICHAEL B. BEMIS                                                  J. BARRY MITCHELL
     President, Exelon Energy Delivery                                 Chief Financial Officer
     (Principal Executive Officer)                                     (Principal Financial Officer)


     /s/ Duane M. DesParte                                             /s/ Frank M. Clark
     ----------------------------------------                          ----------------------------------------
     DUANE M. DESPARTE                                                 FRANK M. CLARK
     Vice President and Controller,                                    President, ComEd
     Exelon Energy Delivery
     (Principal Accounting Officer)

      December 15, 2003




--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PECO ENERGY COMPANY

     /s/ Michael B. Bemis                                              /s/ J. Barry Mitchell
     ----------------------------------------                          -------------------------------
     MICHAEL B. BEMIS                                                  J. BARRY MITCHELL
     President, Exelon Energy Delivery                                 Chief Financial Officer
     (Principal Executive Officer)                                     (Principal Financial Officer)


     /s/ Duane M. DesParte                                             /s/ Denis P. O'Brien
     ----------------------------------------                          --------------------------------------
     DUANE M. DESPARTE                                                 DENIS P. O'BRIEN
     Vice President and Controller,                                    President, PECO
     Exelon Energy Delivery
     (Principal Accounting Officer)

      December 15, 2003

--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXELON GENERATION COMPANY, LLC

     /s/ Oliver D. Kingsley Jr.                                        /s/ J. Barry Mitchell
     ----------------------------------------                          -------------------------------
     OLIVER D. KINGSLEY JR.                                            J. BARRY MITCHELL
     Chief Executive Officer and                                       Chief Financial Officer
     President                                                         (Principal Financial Officer)
     (Principal Executive Officer)


     /s/ Matthew F. Hilzinger
     ----------------------------------------
     MATTHEW F. HILZINGER
     Vice President and Corporate Controller, Exelon
     (Principal Accounting Officer)


      December 15, 2003