Form 10-Q/A
period 2003-06-30
EXELON GENERATION CO LLC; PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2003-12-15
CIK 1168165, 78100, 1109357, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

     The number of shares outstanding of each registrant's common stock as of June 30, 2003 was:

     Exelon Corporation Common Stock, without par value              325,848,491
     Commonwealth Edison Company Common Stock, $12.50 par value      127,016,429
     PECO Energy Company Common Stock, without par value             170,478,507
     Exelon Generation Company, LLC                               not applicable

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation Yes [X] No [ ] Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC Yes [ ] No [X].

                                TABLE OF CONTENTS


                                                                 Page No.
                                                                 --------
      FILING FORMAT                                                  3
      EXPLANATORY NOTE                                               3

      PART I.   FINANCIAL INFORMATION                                4
      ITEM 4.   CONTROLS AND PROCEDURES                              4
      PART II.  OTHER INFORMATION                                    8
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      8

      SIGNATURES                                                    11

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

     EXPLANATORY NOTE
     Exelon, ComEd, PECO and Generation are filing this amendment on Form 10-Q /A in response to comments received from the staff of the Securities and Exchange Commission (SEC) in connection with its review of Exelon's Registration Statement on Form S-3 (File No. 333-108546), which incorporates this quarterly report by reference.

     This amendment makes changes to Part I, Item 4. Controls and Procedures to confirm that each Registrant's disclosure controls and procedures are effective and to clarify that each Registrant's access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than subsidiaries that it controls and manages.

     Unless otherwise stated, all information contained in this amendment is as of July 30, 2003, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

     PART I.          FINANCIAL INFORMATION
     ITEM 4.          CONTROLS AND PROCEDURES

     Exelon

     During the second quarter of 2003, Exelon's management, including the principal executive officer and principal financial officer, evaluated Exelon's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Exelon's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is made known to Exelon's management, including these officers, by other employees of Exelon and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Exelon's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Exelon does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

     Accordingly, as of June 30, 2003, these officers (principal executive officer and principal financial officer) concluded that Exelon's disclosure controls and procedures were effective to accomplish their objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     In the second quarter of 2003, Exelon implemented a new general ledger accounting system. The new general ledger system was implemented in order to provide a consistent system platform for the affiliated Exelon companies and to enhance management reporting and analysis. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. Exelon continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

     ComEd

     During the second quarter of 2003, ComEd's management, including the principal executive officer and principal financial officer, evaluated ComEd's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in ComEd's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to ComEd, including its consolidated subsidiaries, is made known to ComEd's management, including these officers, by other employees of ComEd and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. ComEd's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. ComEd does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

     Accordingly, as of June 30, 2003, these officers (principal executive officer and principal financial officer) concluded that ComEd's disclosure controls and procedures were effective to accomplish their objectives. ComEd continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     In the second quarter of 2003, ComEd implemented a new general ledger accounting system. The new general ledger system was implemented in order to provide a consistent system platform for the affiliated Exelon companies and to enhance management reporting and analysis. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. ComEd continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     PECO

     During the second quarter of 2003, PECO's management, including the principal executive officer and principal financial officer, evaluated PECO's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in PECO's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to PECO, including its consolidated subsidiaries, is made known to PECO's management, including these officers, by other employees of PECO and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. PECO's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. PECO does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

     Accordingly, as of June 30, 2003, these officers (principal executive officer and principal financial officer) concluded that PECO's disclosure controls and procedures were effective to accomplish their objectives. PECO continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     In the second quarter of 2003, PECO implemented a new general ledger accounting system. The new general ledger system was implemented in order to provide a consistent system platform for the affiliated Exelon companies and to enhance management reporting and analysis. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. PECO continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     Generation

     During the second quarter of 2003, Generation's management, including the principal executive officer and principal financial officer, evaluated Generation's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Generation's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to
Generation,   including  its  consolidated   subsidiaries,   is  made  known  to
Generation's  management,  including  these  officers,  by  other  employees  of
Generation and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Generation's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Generation does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

     Accordingly, as of June 30, 2003, these officers (principal executive officer and principal financial officer) concluded that Generation's disclosure controls and procedures were effective to accomplish their objectives. Generation continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

     In the second quarter of 2003, Generation implemented a new general ledger accounting system. The new general ledger system was implemented in order to provide a consistent system platform for the affiliated Exelon companies and to enhance management reporting and analysis. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. Generation continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     PART II.         OTHER INFORMATION
     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           4-1 - Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee.*

           4-2 - Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003.*

           4-3 -  PECO Energy Capital Trust IV Amended and Restated
                  Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003.*

        Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 filed by the following officers for the following companies:

   -----------------------------------------------------------------------------
   31-1  -  Filed by John W. Rowe for Exelon Corporation
   31-2  -  Filed by Robert S. Shapard for Exelon Corporation
   31-3  -  Filed by Michael B. Bemis for Commonwealth Edison Company
   31-4  -  Filed by J. Barry Mitchell for Commonwealth Edison Company
   31-5  -  Filed by Michael B. Bemis for PECO Energy Company
   31-6  -  Filed by J. Barry Mitchell for PECO Energy Company
   31-7  -  Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
   31-8  -  Filed by J. Barry Mitchell for Exelon Generation Company, LLC
   -----------------------------------------------------------------------------

   Certifications Pursuant to Section 1350 of Chapter 63 of Title 18
   United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly
   Report on Form 10-Q for the quarterly period ended June 30, 2003 filed by the following officers for the following companies:*
   -----------------------------------------------------------------------------
   32-1  -    Filed by John W. Rowe for Exelon Corporation
   32-2  -    Filed by Robert S. Shapard for Exelon Corporation
   32-3  -    Filed by Michael B. Bemis for Commonwealth Edison Company
   32-4  -    Filed by Robert S. Shapard for Commonwealth Edison Company
   32-5  -    Filed by Michael B. Bemis for PECO Energy Company
   32-6  -    Filed by Robert S. Shapard for PECO Energy Company
   32-7  -    Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
   32-8  -    Filed by Robert S. Shapard for Exelon Generation Company, LLC
   -----------------------------------------------------------------------------

     * Exhibits were filed with the Form 10-Q for the quarterly period ended June 30, 2003 filed on July 30, 2003 (File No. 1-16169, June 30, 2003 Form
     10-Q, Exhibits 4-1 through 32-8).

      (b)     Reports on Form 8-K:

     Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the three months ended June 30, 2003 regarding the following items:


              Date of Earliest
              Event Reported            Description of Item Reported
------------------------------------------------------------------------------------------------------------
              April 3, 2003             "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and Generation  regarding a presentation  by John W. Rowe,  Chairman and CEO, at the  Berenson & Company and The Williams  Capital  Group
                                        Midwest  Utilities  Seminar.  The  exhibits  include the slides used during the presentation.

              April 7, 2003             "ITEM 5. OTHER  EVENTS"  filed by ComEd  regarding  the  issuance of
                                        $395 million in First Mortgage Bonds.

              April 28, 2003            "ITEM 9. REGULATION FD DISCLOSURE"  filed under Item 9 in compliance with Item 12 for Exelon,  ComEd,  PECO and Generation  regarding the first quarter 2003 earnings  release and items discussed  during the earnings  conference  call.  Also  included  as an  exhibit  to this report  was  a new  release  regarding  the  "Exelon  Way"  business model.

              May 2, 2003               "ITEM 5.  OTHER  EVENTS"  filed  for  Exelon  regarding  Richard  H.
                                        Glanton's  acceptance  of the  position  of Senior  Vice  President,
                                        Corporate  Development and his relinquishment of his directorship on the Exelon Board.

              May 7, 2003               "ITEM 5.  OTHER  EVENTS"  filed  for  Exelon,  PECO  and  Generation announcing that the U.S. Nuclear  Regulatory  Commission  approved a
                                        20-year  extension of the  operating  licenses for Exelon  Nuclear's
                                        Peach Bottom Atomic Power Station.

              May 20, 2003              "ITEM 9.  REGULATION  FD  DISCLOSURE"  filed for Exelon  regarding a presentation  by Robert S.  Shapard,  Executive  Vice  President and
                                        CFO.  The exhibit includes the slides used during the presentation.

              May 29, 2003              "ITEM 5. OTHER  EVENTS" filed for Exelon and  Generation  announcing the issuance of a call notice for the  remaining  50.1%  interest in
                                        Sithe Energies, Inc.

              June 2, 2003              "ITEM 5. OTHER EVENTS" filed for Exelon and  Generation  regarding a request  for an  amendment  to the  Exelon  Boston  Generating,  LLC credit facility and the  construction of the Mystic 8 and 9 and Fore
                                        River generating units.

              June 2, 2003              "ITEM 5. OTHER  EVENTS"  filed for Exelon and  Generation  regarding the approval of an amendment to the Exelon  Boston





                                        Generating,  LLC credit facility.

              June 11, 2003             "ITEM 9.  REGULATION FD DISCLOSURE"  filed for Exelon,  ComEd,  PECO and  Generation  regarding  a  presentation  by Robert  S.  Shapard,
                                        Executive  Vice  President and CFO. The exhibits  include the slides and handouts used during the presentation.

              June 13, 2003             "ITEM 5. OTHER EVENTS"  filed for Exelon  regarding the dismissal of a class action lawsuit.

              June 18, 2003             "ITEM 5. OTHER EVENTS"  filed for Exelon  announcing an agreement to sell certain businesses of its subsidiary InfraSource, Inc.

              June 18, 2003             "ITEM  5.  OTHER   EVENTS"  filed  for  Exelon,   ComEd,   PECO  and
                                        Generation  regarding the sale of certain businesses of InfraSource,
                                        Inc.

              June 25, 2003             "ITEM 5. OTHER  EVENTS"  filed for  Exelon,  ComEd,  and  Generation
                                        regarding  the  exercise  of  Generation's   call  option  under  an
                                        existing purchase power agreement with Midwest Generation, LLC.
------------------------------------------------------------------------------------------------------------



                                   SIGNATURES
--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXELON CORPORATION

     /s/ John W. Rowe                             /s/ Robert S. Shapard
     ----------------------------                 -----------------------------
     JOHN W. ROWE                                 ROBERT S. SHAPARD
     Chairman and                                 Executive Vice President and
     Chief Executive Officer                      Chief Financial Officer
     (Principal Executive Officer)                (Principal Financial Officer)

     /s/ Matthew F. Hilzinger
     ---------------------------------------
     MATTHEW F. HILZINGER
     Vice President and Corporate Controller
     (Principal Accounting Officer)

     December 15, 2003

--------------------------------------------------------------------------------

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMONWEALTH EDISON COMPANY

     /s/ Michael B. Bemis                       /s/ J. Barry Mitchell
     ---------------------------------          -------------------------------
     MICHAEL B. BEMIS                           J. BARRY MITCHELL
     President, Exelon Energy Delivery          Chief Financial Officer
     (Principal Executive Officer)              (Principal Financial Officer)


     /s/ Duane M. DesParte                      /s/ Frank M. Clark
     ------------------------------             --------------------------------
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

                               PECO ENERGY COMPANY

     /s/ Michael B. Bemis                       /s/ J. Barry Mitchell
     ---------------------------------          -------------------------------
     MICHAEL B. BEMIS                           J. BARRY MITCHELL
     President, Exelon Energy Delivery          Chief Financial Officer
     (Principal Executive Officer)              (Principal Financial Officer)


     /s/ Duane M. DesParte                      /s/ Denis P. O'Brien
     ------------------------------             --------------------
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

                         EXELON GENERATION COMPANY, LLC

     /s/ Oliver D. Kingsley Jr.                 /s/ J. Barry Mitchell
     ----------------------------               -------------------------------
     OLIVER D. KINGSLEY JR.                     J. BARRY MITCHELL
     Chief Executive Officer and                Chief Financial Officer
     President                                  (Principal Financial Officer)
     (Principal Executive Officer)


     /s/ Matthew F. Hilzinger
     -----------------------------------------------
     MATTHEW F. HILZINGER
     Vice President and Corporate Controller, Exelon
     (Principal Accounting Officer)


      December 15, 2003