Form 10-Q/A
period 2003-09-30
EXELON GENERATION CO LLC; PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2003-12-15
CIK 1168165, 78100, 1109357, 22606

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

      EXPLANATORY NOTE
      Exelon, ComEd, PECO and Generation are filing this amendment on Form 10-Q /A in response to comments received from the staff of the Securities and Exchange Commission (SEC) in connection with its review of Exelon's Registration Statement on Form S-3 (File No. 333-108546).

      This amendment makes changes to Part I, Item 4. Controls and Procedures to clarify that each Registrant's access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than subsidiaries that it controls and manages.

      Unless otherwise stated, all information contained in this amendment is as of October 29, 2003, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        10-1 - Retirement and Separation between Exelon Corporation, PECO Energy Company and Kenneth G. Lawrence, dated as of May 11, 2003. Filed on behalf of PECO.*

        10-2 - Purchase and Sale Agreement dated as of October 10, 2003 between British Energy Investment Ltd. and Exelon Generation Company, LLC relating to the sale and purchase of 100% of the shares of British Energy US Holdings Inc. Filed on behalf of Exelon and Generation.*
     ---------------------------------------------------------------------------
     Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 filed by the following officers for the following companies:
     ---------------------------------------------------------------------------

     31-1  -  Filed by John W. Rowe for Exelon Corporation
     31-2  -  Filed by Robert S. Shapard for Exelon Corporation
     31-3  -  Filed by Michael B. Bemis for Commonwealth Edison Company
     31-4  -  Filed by J. Barry Mitchell for Commonwealth Edison Company
     31-5  -  Filed by Michael B. Bemis for PECO Energy Company
     31-6  -  Filed by J. Barry Mitchell for PECO Energy Company
     31-7  -  Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
     31-8  -  Filed by J. Barry Mitchell for Exelon Generation Company, LLC
     ---------------------------------------------------------------------------

     Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers for the following companies:*
     ---------------------------------------------------------------------------

     32-1  -    Filed by John W. Rowe for Exelon Corporation
     32-2  -    Filed by Robert S. Shapard for Exelon Corporation
     32-3  -    Filed by Michael B. Bemis for Commonwealth Edison Company
     32-4  -    Filed by Robert S. Shapard for Commonwealth Edison Company
     32-5  -    Filed by Michael B. Bemis for PECO Energy Company
     32-6  -    Filed by Robert S. Shapard for PECO Energy Company
     32-7  -    Filed by Oliver D. Kingsley Jr. for Exelon Generation Company,
                LLC
     32-8  -    Filed by Robert S. Shapard for Exelon Generation Company, LLC
     ---------------------------------------------------------------------------

     * Exhibits were filed with the Form 10-Q for the quarterly period ended September 30, 2003 filed on October 29, 2003 (File No. 1-16169, September 30, 2003 Form 10-Q, Exhibits 10-1 through 32-8).

      (b)     Reports on Form 8-K:

      Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the three months ended September 30, 2003 regarding the following items:

              Date of Earliest
              Event Reported            Description of Item Reported
------------------------------------------------------------------------------------------------------------
              July 3, 2003              "ITEM 5. OTHER  EVENTS"  filed for Exelon and  Generation  regarding the fact that EBG did not anticipate  that the  construction  of the
                                        Mystic 8 and 9 and Fore  River  generating  stations  would  achieve
                                        Project  Completion as defined in EBG's credit  facility by July 11,
                                        2003.

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

                               EXELON CORPORATION

  /s/ John W. Rowe                            /s/ Robert S. Shapard
  ----------------------------                ----------------------------------
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

                           COMMONWEALTH EDISON COMPANY

     /s/ Michael B. Bemis                     /s/ J. Barry Mitchell
     ---------------------------------        -------------------------------
     MICHAEL B. BEMIS                         J. BARRY MITCHELL
     President, Exelon Energy Delivery        Chief Financial Officer
     (Principal Executive Officer)            (Principal Financial Officer)


     /s/ Duane M. DesParte                    /s/ Frank M. Clark
     ------------------------------           ------------------
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

                                   PECO ENERGY COMPANY

     /s/ Michael B. Bemis                     /s/ J. Barry Mitchell
     ---------------------------------        -------------------------------
     MICHAEL B. BEMIS                         J. BARRY MITCHELL
     President, Exelon Energy Delivery        Chief Financial Officer
     (Principal Executive Officer)            (Principal Financial Officer)


     /s/ Duane M. DesParte                    /s/ Denis P. O'Brien
     ------------------------------           ---------------------
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

                         EXELON GENERATION COMPANY, LLC

     /s/ Oliver D. Kingsley Jr.               /s/ J. Barry Mitchell
     -----------------------------            -------------------------------
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