Form 10-Q
period 2004-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2004-04-28
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	Name of Registrant; State of Incorporation;	IRS Employer
Commission	Address of Principal Executive Offices; and	Identification
File Number	Telephone Number	Number

1-16169	EXELON CORPORATION (a Pennsylvania corporation) 10 South Dearborn Street – 37th Floor P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398	23-2990190
1-1839	COMMONWEALTH EDISON COMPANY (an Illinois corporation) 10 South Dearborn Street – 37th Floor P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-4321	36-0938600
1-1401	PECO ENERGY COMPANY (a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000	23-0970240
333-85496	EXELON GENERATION COMPANY, LLC (a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348 (610) 765-6900	23-3064219

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      The number of shares outstanding of each registrant’s common stock as of March 31, 2004 was:

Exelon Corporation Common Stock, without par value	330,488,032
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,486
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	not applicable

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation     Yes ☑          No ☐     Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.

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

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, as well as the items discussed in (a) the Registrants’ 2003 Annual Report on Form 10-K — ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Outlook and the Challenges in Managing Our Business for each of Exelon, ComEd, PECO and Generation, (b) the Registrants’ 2003 Annual Report on Form 10-K — ITEM 8. Financial Statements and Supplementary Data: Exelon — Note 19, ComEd — Note 15, PECO — Note 14 and Generation — Note 13 and (c) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PAGE INTENTIONALLY LEFT BLANK

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions, except per share data)
Operating revenues	$3,722	$4,074
Operating expenses
Purchased power	562	840
Purchased power from AmerGen Energy Company, LLC	—	67
Fuel	836	830
Operating and maintenance	1,115	1,109
Depreciation and amortization	301	274
Taxes other than income	192	197

Total operating expenses	3,006	3,317

Operating income	716	757

Other income and deductions
Interest expense	(130)	(221)
Interest expense to affiliates	(93)	(4)
Distributions on preferred securities of subsidiaries	(1)	(12)
Equity in earnings (losses) of unconsolidated affiliates	(24)	18
Other, net	55	(141)

Total other income and deductions	(193)	(360)

Income before income taxes and cumulative effect of changes in accounting principles	523	397
Income taxes	149	148

Income before cumulative effect of changes in accounting principles	374	249
Cumulative effect of changes in accounting principles (net of income taxes of $22 and $69 for the three months ended March 31, 2004 and 2003, respectively)	32	112

Net income	406	361

Other comprehensive income (loss) (net of income taxes)
Cash-flow hedge adjustment	(203)	(146)
Foreign currency translation adjustment	—	1
Unrealized gain (loss) on marketable securities	40	(5)
SFAS No. 143 transition adjustment	—	168
Interest in other comprehensive income (loss) of unconsolidated affiliates	6	(9)

Total other comprehensive income (loss)	(157)	9

Total comprehensive income	$249	$370

Average shares of common stock outstanding — Basic	330	324

Average shares of common stock outstanding — Diluted	333	326

Earnings per average common share — Basic:
Income before cumulative effect of changes in accounting principles	$1.14	$0.77
Cumulative effect of changes in accounting principles	0.09	0.34

Net income	$1.23	$1.11

Earnings per average common share — Diluted:
Income before cumulative effect of changes in accounting principles	$1.13	$0.77
Cumulative effect of changes in accounting principles	0.09	0.34

Net income	$1.22	$1.11

Dividends per common share	$0.55	$0.46

See Condensed Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$406	$361
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	458	423
Cumulative effect of changes in accounting principles (net of income taxes)	(32)	(112)
Impairment of investments	3	205
Deferred income taxes and amortization of investment tax credits	217	(64)
Provision for uncollectible accounts	23	31
Equity in losses (earnings) of unconsolidated affiliates	24	(18)
Net realized gains on nuclear decommissioning trust funds	(3)	(6)
Other operating activities	7	(7)
Changes in assets and liabilities:
Accounts receivable	22	4
Inventories	71	43
Other current assets	(82)	(290)
Accounts payable, accrued expenses and other current liabilities	(165)	(217)
Net realized and unrealized mark-to-market and hedging transactions	24	25
Pension and non-pension postretirement benefits obligations	(85)	(77)
Other noncurrent assets and liabilities	(37)	82

Net cash flows provided by operating activities	851	383

Cash flows from investing activities
Capital expenditures	(439)	(427)
Proceeds from nuclear decommissioning trust fund sales	307	572
Investment in nuclear decommissioning trust funds	(378)	(622)
Change in restricted cash	70	74
Net cash increase from consolidation of Sithe Energies, Inc.	19	—
Other investing activities	48	20

Net cash flows used in investing activities	(373)	(383)

Cash flows from financing activities
Issuance of long-term debt	—	951
Retirement of long-term debt	(182)	(963)
Retirement of long-term debt to financing affiliates	(181)	—
Change in short-term debt	(10)	219
Issuance of mandatorily redeemable preferred securities	—	200
Retirement of mandatorily redeemable preferred securities	—	(200)
Payment on acquisition note payable to Sithe Energies, Inc.	(27)	—
Dividends paid on common stock	(181)	(145)
Proceeds from employee stock plans	106	31
Other financing activities	3	(59)

Net cash flows (used in) provided by financing activities	(472)	34

Increase in cash and cash equivalents	6	34
Cash and cash equivalents at beginning of period	493	469

Cash and cash equivalents at end of period	$499	$503

See Condensed Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$499	$493
Restricted cash and investments	149	97
Accounts receivable, net
Customer	1,601	1,567
Other	333	343
Mark-to-market derivative assets — energy	399	337
Inventories, at average cost
Fossil fuel	120	212
Materials and supplies	306	310
Notes receivable from affiliate	—	92
Deferred income taxes	650	567
Assets held for sale	1,309	242
Other	614	413

Total current assets	5,980	4,673

Property, plant and equipment, net	20,133	20,630
Deferred debits and other assets
Regulatory assets	5,118	5,226
Nuclear decommissioning trust funds	4,890	4,721
Investments	964	941
Goodwill	4,714	4,719
Mark-to-market derivative assets — energy	375	100
Other	1,385	1,024

Total deferred debits and other assets	17,446	16,731

Total assets	$43,559	$42,034

See Condensed Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Commercial paper	$316	$326
Note payable to Sithe Energies, Inc.	—	90
Long-term debt due within one year	215	1,385
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	561	470
Accounts payable	1,125	1,314
Mark-to-market derivative liabilities — energy	811	508
Accrued expenses	1,244	1,228
Liabilities held for sale	1,356	61
Other	288	306

Total current liabilities	5,916	5,688

Long-term debt	8,696	7,889
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	4,783	5,055
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes	4,701	4,450
Unamortized investment tax credits	284	288
Asset retirement obligation	3,050	2,997
Pension obligations	1,556	1,668
Non-pension postretirement benefits obligations	1,080	1,053
Spent nuclear fuel obligation	869	867
Regulatory liabilities	1,960	1,891
Mark-to-market derivative liabilities — energy	390	141
Other	886	912

Total deferred credits and other liabilities	14,776	14,267

Total liabilities	34,716	33,444

Commitments and contingencies — see Note 13
Minority interest of consolidated subsidiaries	57	—
Preferred securities of subsidiaries	87	87
Shareholder’s equity
Common stock	7,421	7,292
Retained earnings	2,544	2,320
Accumulated other comprehensive income (loss)	(1,266)	(1,109)

Total shareholders’ equity	8,699	8,503

Total liabilities and shareholders’ equity	$43,559	$42,034

See Condensed Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Operating revenues
Operating revenues	$1,325	$1,411
Operating revenues from affiliates	11	13

Total operating revenues	1,336	1,424

Operating expenses
Purchased power	3	6
Purchased power from affiliate	530	572
Operating and maintenance	169	231
Operating and maintenance from affiliates	48	30
Depreciation and amortization	102	94
Taxes other than income	79	80

Total operating expenses	931	1,013

Operating income	405	411

Other income and deductions
Interest expense	(76)	(110)
Interest expense to affiliates	(30)	—
Distributions on mandatorily redeemable preferred securities	—	(7)
Equity in earnings (losses) of unconsolidated affiliates	(3)	—
Interest income from affiliates	6	7
Other, net	3	15

Total other income and deductions	(100)	(95)

Income before income taxes and cumulative effect of a change in accounting principle	305	316
Income taxes	123	126

Income before cumulative effect of a change in accounting principle	182	190
Cumulative effect of a change in accounting principle (net of income taxes of $0)	—	5

Net income	182	195

Other comprehensive income (net of income taxes)
Cash-flow hedge adjustment	—	31
Foreign currency translation adjustment	—	1

Total other comprehensive income	—	32

Total comprehensive income	$182	$227

See Condensed Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$182	$195
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	102	94
Cumulative effect of a change in accounting principle (net of income taxes)	—	(5)
Deferred income taxes and amortization of investment tax credits	27	63
Provision for uncollectible accounts	10	12
Equity in (earnings) losses of unconsolidated affiliates	3	—
Other operating activities	8	(3)
Changes in assets and liabilities:
Accounts receivable	33	(5)
Inventories	(1)	(1)
Accounts payable, accrued expenses and other current liabilities	6	(143)
Changes in receivables and payables to affiliates	(14)	(177)
Other current assets	5	—
Pension and non-pension postretirement benefits obligations	(46)	(36)
Other noncurrent assets and liabilities	(16)	42

Net cash flows provided by operating activities	299	36

Cash flows from investing activities
Capital expenditures	(178)	(174)
Proceeds from Exelon intercompany money pool	179	—
Change in restricted cash	17	(5)
Other investing activities	6	10

Net cash flows provided by (used in) investing activities	24	(169)

Cash flows from financing activities
Issuance of long-term debt	—	700
Retirement of long-term debt	(176)	(377)
Payment of long-term debt to ComEd Transitional Funding Trust	(93)	—
Issuance of mandatorily redeemable preferred securities	—	200
Retirement of mandatorily redeemable preferred securities	—	(200)
Change in short-term debt	—	(26)
Dividends paid on common stock	(103)	(120)
Contributions from parent	31	31
Settlement of cash-flow hedges	—	(43)
Other financing activities	—	(16)

Net cash flows (used in) provided by financing activities	(341)	149

(Decrease) increase in cash and cash equivalents	(18)	16
Cash and cash equivalents at beginning of period	34	16

Cash and cash equivalents at end of period	$16	$32

Supplemental cash flow information
Noncash investing and financing activities:
Adoption of SFAS No. 143 — adjustment to other paid in capital and goodwill	$—	$210

See Condensed Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$16	$34
Restricted cash	3	20
Accounts receivable, net
Customer	660	683
Other	48	68
Inventories, at average cost	44	43
Deferred income taxes	5	6
Receivables from affiliates	23	23
Investment in Exelon intercompany money pool	226	405
Other	26	31

Total current assets	1,051	1,313

Property, plant and equipment, net	9,188	9,096
Deferred debits and other assets
Investments	37	36
Investment in affiliates	56	59
Goodwill	4,714	4,719
Receivables from affiliates	2,310	2,271
Pension asset	62	4
Other	442	453

Total deferred debits and other assets	7,621	7,542

Total assets	$17,860	$17,951

See Condensed Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$60	$236
Long-term debt to ComEd Transitional Funding Trust due within one year	312	317
Accounts payable	194	170
Accrued expenses	511	540
Payables to affiliates	188	207
Customer deposits	79	78
Other	12	9

Total current liabilities	1,356	1,557

Long-term debt	4,171	4,167
Long-term debt to ComEd Transitional Funding Trust	1,271	1,359
Long-term debt to other affiliates	361	361
Deferred credits and other liabilities
Deferred income taxes	1,702	1,672
Unamortized investment tax credits	47	48
Non-pension postretirement benefits obligation	202	190
Payables to affiliates	28	28
Regulatory liabilities	1,960	1,891
Other	310	336

Total deferred credits and other liabilities	4,249	4,165

Total liabilities	11,408	11,609

Commitments and contingencies — see Note 13
Shareholders’ equity
Common stock	1,588	1,588
Preference stock	7	7
Other paid in capital	4,115	4,115
Receivable from parent	(219)	(250)
Retained earnings	962	883
Accumulated other comprehensive income (loss)	(1)	(1)

Total shareholders’ equity	6,452	6,342

Total liabilities and shareholders’ equity	$17,860	$17,951

See Condensed Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Operating revenues
Operating revenues	$1,235	$1,214
Operating revenues from affiliates	4	3

Total operating revenues	1,239	1,217

Operating expenses
Purchased power	47	65
Purchased power from affiliate	349	357
Fuel	250	191
Operating and maintenance	112	127
Operating and maintenance from affiliates	23	12
Depreciation and amortization	125	120
Taxes other than income	58	63

Total operating expenses	964	935

Operating income	275	282

Other income and deductions
Interest expense	(14)	(86)
Interest expense to affiliates	(63)	—
Distributions on mandatorily redeemable preferred securities	—	(2)
Equity in earnings (losses) of unconsolidated affiliates	(7)	—
Other, net	2	9

Total other income and deductions	(82)	(79)

Income before income taxes	193	203
Income taxes	62	66

Net income	131	137
Preferred stock dividends	1	2

Net income on common stock	$130	$135

Other comprehensive income (net of income taxes)
Net income	$131	$137
Other comprehensive income (net of income taxes):
Cash-flow hedge adjustment	1	—
Unrealized gain on marketable securities	1	—

Total other comprehensive income	2	—

Total comprehensive income	$133	$137

See Condensed Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$131	$137
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	125	120
Deferred income taxes and amortization of investment tax credits	(31)	(20)
Provision for uncollectible accounts	10	17
Equity in (earnings) losses of unconsolidated affiliates	7	—
Other operating activities	(4)	3
Changes in assets and liabilities:
Accounts receivable	(7)	(37)
Changes in receivables and payables to affiliates	(6)	(24)
Inventories	70	45
Accounts payable, accrued expenses and other current liabilities	42	14
Prepaid taxes	(141)	(131)
Deferred energy costs	30	(28)
Other current assets	(3)	—
Pension and non-pension postretirement benefits obligations	8	8
Other noncurrent assets and liabilities	(13)	(8)

Net cash flows provided by operating activities	218	96

Cash flows from investing activities
Capital expenditures	(48)	(65)
Change in restricted cash	—	136
Other investing activities	—	6

Net cash flows (used in) provided by investing activities	(48)	77

Cash flows from financing activities
Issuance of long-term debt	—	250
Retirement of long-term debt	—	(364)
Retirement of long-term debt to PECO Energy Transition Trust	(88)	—
Change in short-term debt	35	43
Dividends paid on preferred and common stock	(91)	(91)
Contribution from parent	35	30
Other financing activities	2	—

Net cash flows used in financing activities	(107)	(132)

Increase in cash and cash equivalents	63	41
Cash and cash equivalents at beginning of period	44	63

Cash and cash equivalents at end of period	$107	$104

See Condensed Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$107	$44
Accounts receivable, net
Customer	352	363
Other	35	27
Inventories, at average cost
Gas	29	99
Materials and supplies	7	7
Deferred income taxes	64	64
Deferred energy costs	51	81
Prepaid taxes	142	1
Other	13	10

Total current assets	800	696

Property, plant and equipment, net	4,266	4,256
Deferred debits and other assets
Regulatory assets	5,118	5,226
Investments	20	20
Investment in affiliates	119	123
Receivables from affiliates	41	13
Pension asset	72	68
Other	11	8

Total deferred debits and other assets	5,381	5,458

Total assets	$10,447	$10,410

See Condensed Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Commercial paper	$81	$46
Payables to affiliates	144	150
Long-term debt to PECO Energy Transition Trust due within one year	249	153
Accounts payable	77	92
Accrued expenses	290	237
Other	39	35

Total current liabilities	880	713

Long-term debt	1,360	1,359
Long-term debt to PECO Energy Transition Trust	3,512	3,696
Long-term debt to other affiliates	184	184
Deferred credits and other liabilities
Deferred income taxes	2,961	2,986
Unamortized investment tax credits	21	22
Non-pension postretirement benefits obligation	299	287
Other	137	147

Total deferred credits and other liabilities	3,418	3,442

Total liabilities	9,354	9,394

Commitments and contingencies — see Note 13
Shareholder’s equity
Common stock	1,999	1,999
Receivable from parent	(1,588)	(1,623)
Preferred stock	87	87
Retained earnings	586	546
Accumulated other comprehensive income	9	7

Total shareholder’s equity	1,093	1,016

Total liabilities and shareholder’s equity	$10,447	$10,410

See Condensed Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Operating revenues
Operating revenues	$1,074	$886
Operating revenues from affiliates	879	993

Total operating revenues	1,953	1,879

Operating expenses
Purchased power	511	761
Purchased power from affiliates	8	80
Fuel	586	364
Operating and maintenance	587	445
Operating and maintenance from affiliates	65	42
Depreciation and amortization	55	45
Taxes other than income	47	48

Total operating expenses	1,859	1,785

Operating income	94	94

Other income and deductions
Interest expense	(25)	(15)
Interest expense to affiliates	(1)	(4)
Equity in earnings (losses) of unconsolidated affiliates	(2)	19
Other, net	47	(167)

Total other income and deductions	19	(167)

Income (loss) before income taxes and cumulative effect of changes in accounting principles	113	(73)
Income tax expense (benefit)	46	(21)

Income (loss) before cumulative effect of changes in accounting principles	67	(52)
Cumulative effect of changes in accounting principles (net of income taxes of $22 and $70 for the three months ended March 31, 2004 and 2003, respectively)	32	108

Net income	99	56

Other comprehensive income (loss) (net of income taxes)
Cash-flow hedge adjustment	(195)	(180)
Unrealized gain (loss) on marketable securities	39	(5)
SFAS No. 143 transition adjustment	—	168
Interest in other comprehensive income (loss) of unconsolidated affiliates	2	(9)

Total other comprehensive loss	(154)	(26)

Total comprehensive income (loss)	$(55)	$30

See Condensed Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$99	$56
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	211	195
Cumulative effect of changes in accounting principles (net of income taxes)	(32)	(108)
Impairment of investments	—	200
Deferred income taxes and amortization of investment tax credits	206	(106)
Equity in (earnings) losses of unconsolidated affiliates	2	(19)
Net realized gains on nuclear decommissioning trust funds	(3)	(6)
Other operating activities	(8)	5
Changes in assets and liabilities:
Accounts receivable	(195)	4
Changes in receivables and payables to affiliates, net	46	244
Inventories	—	(10)
Accounts payable, accrued expenses and other current liabilities	(144)	(59)
Other current assets	21	(119)
Net realized and unrealized mark-to-market and hedging transactions	28	25
Pension and non-pension postretirement benefits obligations	(26)	(32)
Other noncurrent assets and liabilities	(3)	8

Net cash flows provided by operating activities	202	278

Cash flows from investing activities
Capital expenditures	(213)	(175)
Proceeds from nuclear decommissioning trust fund sales	307	572
Investment in nuclear decommissioning trust funds	(378)	(622)
Net cash increase from consolidation of Sithe Energies, Inc. and Exelon Energy Company	24	—
Change in restricted cash	53	(56)
Other investing activities	55	9

Net cash flows used in investing activities	(152)	(272)

Cash flows from financing activities
Change in short-term debt	165	—
Payment on acquisition note payable to Sithe Energies, Inc.	(27)	—
Repayment of affiliate money pool funds	(190)	(6)
Distribution to member	(54)	—
Other financing activities	(2)	(1)

Net cash flows used in financing activities	(108)	(7)

Decrease in cash and cash equivalents	(58)	(1)
Cash and cash equivalents at beginning of period	158	58

Cash and cash equivalents at end of period	$100	$57

See Condensed Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$100	$158
Restricted cash	144	75
Accounts receivable, net
Customer	535	389
Other	290	112
Mark-to-market derivative assets — energy	399	322
Receivables from affiliates	285	421
Inventories, at average cost
Fossil fuel	91	98
Materials and supplies	256	259
Notes receivable	25	5
Deferred income taxes	559	445
Assets held for sale	1,154	36
Other	209	233

Total current assets	4,047	2,553

Property, plant and equipment, net	6,514	7,106
Deferred debits and other assets
Nuclear decommissioning trust funds	4,890	4,721
Investments	97	65
Receivable from affiliate	22	22
Pension asset	125	79
Mark-to-market derivative asset — energy	375	100
Other	493	118

Total deferred debits and other assets	6,002	5,105

Total assets	$16,563	$14,764

See Condensed Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In millions)
Liabilities and member’s equity
Current liabilities
Long-term debt due within one year	$61	$1,068
Commercial paper	165	—
Accounts payable	784	924
Mark-to-market derivative liabilities — energy	811	505
Payables to affiliates	62	1
Notes payable to affiliates	226	506
Accrued expenses	429	434
Liabilities held for sale	1,316	—
Other	95	126

Total current liabilities	3,949	3,564

Long-term debt	2,467	1,649
Deferred credits and other liabilities
Deferred income taxes	543	299
Unamortized investment tax credits	216	218
Asset retirement obligation	3,048	2,996
Pension obligation	21	21
Non-pension postretirement benefits obligation	576	555
Spent nuclear fuel obligation	869	867
Payable to affiliates	1,267	1,195
Mark-to-market derivative liabilities — energy	390	133
Other	316	308

Total deferred credits and other liabilities	7,246	6,592

Total liabilities	13,662	11,805

Commitments and contingencies — see Note 13
Minority interest of consolidated subsidiary	59	3
Member’s equity
Membership interest	2,489	2,490
Undistributed earnings	647	602
Accumulated other comprehensive loss	(294)	(136)

Total member’s equity	2,842	2,956

Total liabilities and member’s equity	$16,563	$14,764

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
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

1.     Basis of Presentation (Exelon, ComEd, PECO and Generation)

      Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the energy delivery, wholesale generation and the enterprises businesses discussed below (see Note 15 — Segment Information). The energy delivery business segment consists of the purchase and sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia. The generation business segment consists of the electric generating facilities and energy marketing operations of Exelon Generation Company, LLC (Generation) and Generation’s equity interest in EXRES SHC, Inc., the holding company of Sithe Energies, Inc. and its subsidiaries and hereafter referred to as Sithe. The enterprises business segment consists of the energy and infrastructure services of Exelon Enterprises Company, LLC (Enterprises), a communications joint venture and other investments weighted towards the communications, energy services and retail services industries. Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation.

      In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R), the consolidated financial statements of each of Exelon, ComEd, PECO and Generation include the accounts of entities in which it has a controlling financial interest, other than certain financing trusts of ComEd and PECO described below, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies the registrant as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon, ComEd, PECO and Generation do not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.

      Sithe, a 50% owned subsidiary of Generation, is consolidated in the financial statements of Exelon and Generation as of March 31, 2004 due to the adoption of FIN No. 46-R. Certain trusts and limited partnerships that are financing subsidiaries of ComEd and PECO have issued debt or mandatorily redeemable preferred securities. Due to the adoption of FIN No. 46-R, these trusts and limited partnerships are no longer consolidated within the financial statements of Exelon and ComEd or PECO as of December 31, 2003, or as of July 1, 2003 for PECO Energy Capital Trust IV (PECO Trust IV). See Note 2 — New Accounting Principles for further discussion on the consolidation of Sithe and the deconsolidation of these financing entities.

      The accompanying consolidated financial statements as of March 31, 2004 and for the three months then ended are unaudited, but, in the opinions of the managements of Exelon, ComEd, PECO and Generation, include all adjustments that are considered necessary for a fair presentation of their respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2003 Consolidated Balance Sheets were derived from audited financial statements but do not include all disclosures required by GAAP. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders’ or member’s equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in or incorporated by reference in ITEM 8 of their Annual Reports on Form 10-K for the year ended December 31, 2003.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	New Accounting Principles (Exelon, ComEd, PECO and Generation)

New Accounting Principles with a Cumulative Effect upon Adoption

FIN No. 46 and FIN No. 46-R

      The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) in January 2003 and subsequently issued its revision in FIN No. 46-R in December 2003, which addressed the requirements for consolidating certain variable interest entities. FIN No. 46 was effective for Exelon’s variable interest entities created after January 31, 2003 and FIN No. 46-R was effective December 31, 2003 for Exelon’s other variable interest entities that were considered to be special-purpose entities. FIN No. 46-R applied to all other variable interest entities as of March 31, 2004.

      Exelon and Generation consolidated Sithe as of March 31, 2004 pursuant to the provisions of FIN No. 46-R and recorded income of $32 million (net of income taxes) as a cumulative effect of a change in accounting principle in the first quarter of 2004. Generation is a 50% owner of Sithe, and Exelon and Generation had accounted for Sithe as an unconsolidated equity method investment prior to March 31, 2004. Sithe owns and operates power-generating facilities. See Note 4 — Sithe for a further discussion of the consolidation of Sithe as of March 31, 2004.

      PECO Energy Capital Trust IV (PECO Trust IV), a financing subsidiary of PECO created in May 2003, was deconsolidated from the financial statements of Exelon and PECO pursuant to the provisions of FIN No. 46 as of July 1, 2003. As of December 31, 2003, the financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC and ComEd Transitional Funding Trust, and the other financing trusts of PECO, namely PECO Energy Capital Trust III (PECO Trust III) and PECO Energy Transition Trust (PETT), were deconsolidated from the financial statements of Exelon, and of ComEd and PECO, respectively, pursuant to the provisions of FIN No. 46-R. Amounts owed to these financing trusts were recorded as debt to financing trusts or affiliates within the Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 as follows:

	March 31, 2004	December 31, 2003

Exelon	$5,889	$6,070
ComEd	1,944	2,037
PECO	3,945	4,033

      This change in presentation had no impact on net income of Exelon, ComEd or PECO. In accordance with FIN No. 46-R, prior periods were not reclassified.

SFAS No. 143

      FASB Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. Exelon, ComEd, PECO and Generation were required to adopt SFAS No. 143 as of January 1, 2003. A significant retirement obligation is Generation’s obligation to decommission its nuclear plants at the end of their license lives. See Note 11 — Asset Retirement Obligations for additional information.

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

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with its adoption of this standard in the first quarter of 2003. The components of the cumulative effect of a change in accounting principle, net of income taxes, were as follows:

Generation (net of income taxes of $52)	$80
Generation’s investments in AmerGen Energy Company, LLC and Sithe (net of income taxes of $18)	28
ComEd (net of income taxes of $0)	5
Enterprises (net of income taxes of $(1))	(1)

Total	$112

      The cumulative effect of the change in accounting principle in adopting SFAS No. 143 had no impact on PECO’s income statement.

Other New Accounting Principles

EITF 03-11

      In July 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’ ” (EITF 03-11), which was ratified by the FASB in August 2003. The EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not “held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Exelon and Generation adopted EITF 03-11 as of January 1, 2004 and presented $213 million of revenue, $206 million of purchased power and $7 million of fuel expense net within revenues during the three months ended March 31, 2004. Prior periods were not reclassified. Had EITF 03-11 been retroactively applied to 2003, revenues, purchased power expense and fuel expense would have been $252 million, $232 million, and $20 million lower for the three months ended March 31, 2003, respectively. The adoption of EITF 03-11 had no impact on net income of Exelon or Generation.

FSP FAS 106-1

      Through its postretirement benefit plans, Exelon provides retirees with prescription drug coverage. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Prescription Drug Act) was enacted. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, the FASB issued FASB Staff Position (FSP) FAS 106-1 (FSP FAS 106-1) in January 2004, which permits a plan sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Exelon has made the one-time election allowed by FSP FAS 106-1. Thus, any measures of non-pension postretirement benefit obligations or net periodic postretirement benefit costs in the financial statements and included in Note 9 — Retirement Benefits do not reflect the effects of the Prescription Drug Act on Exelon’s postretirement plans. Exelon is evaluating what impact the Prescription Drug Act will have on its postretirement benefit plans and whether it will be eligible for a Federal subsidy beginning in 2006. Specific

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative guidance on the accounting for the Federal subsidy is pending, and that guidance, when issued, could require Exelon to change previously reported information.

EITF 03-01

      In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and will be applied in other-than-temporary impairment evaluations made by Exelon beginning in the third quarter of 2004. Exelon adopted the disclosure requirements for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” within its financial statements for the year ended December 31, 2003. For all other investments within the scope of EITF 03-01 and for cost method investments, the disclosures will be effective for Exelon for the year ended December 31, 2004. Comparative information for periods prior to initial application is not required. Exelon is still evaluating the potential impacts of EITF 03-01.

EITF 03-16

      In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (EITF 03-16). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 will be effective for Exelon, ComEd, PECO and Generation during the third quarter of 2004. Exelon is still evaluating the potential impact of EITF 03-16.

3.	Acquisitions and Dispositions (Exelon and Generation)

Sale of Ownership Interest in Boston Generating, LLC

      Exelon and Generation are in the process of an orderly transition out of the ownership of their indirect wholly owned subsidiary Boston Generating, LLC (Boston Generating), which was formerly owned by Sithe, and Boston Generating’s Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities. The decision to transition out of the projects was made as a result of an evaluation of the projects and discussions with the lenders under Boston Generating’s $1.25 billion credit facility, which was entered into primarily to finance the development and construction of the Mystic 8 and 9 and Fore River generating facilities. The Boston Generating Facility is non-recourse to Exelon and Generation, and an event of default under the Boston Generating Facility does not constitute an event of default under any other of Exelon’s debt instruments or the debt instruments of Exelon’s subsidiaries.

      On February 23, 2004, Generation and the lenders entered into a settlement that (subject to closing conditions being met) will result in a sale to a special purpose entity owned by the lenders of the equity interest in Boston Generating, which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, and a transfer of responsibility for plant operations and power marketing activities. The sale of Boston Generating will be substantively a non-cash transaction, with the Boston Generating credit facility continuing as a liability of Boston Generating at the time it is sold, without recourse to Exelon or Generation. Generation affiliates will continue to operate and market power from the plants pending completion of the second stage, when Generation affiliates will transfer plant operations and power marketing

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities to an entity or entities designated by the lenders. The agreement for the sale and transfer remains in full force and effect regardless of the future financial performance or condition of Boston Generating. Upon reaching this agreement, Exelon and Generation have classified the assets and liabilities of Boston Generating as held for sale. See Assets and Liabilities Held for Sale below for information regarding the classification of the assets and liabilities of Boston Generating as held for sale as of March 31, 2004.

      Certain aspects of the sale of the ownership interest in Boston Generating and the transfer of responsibility for plant operations and power marketing activities require approval of the Federal Energy Regulatory Commission (FERC). The parties have filed an application with the FERC for an order authorizing the sale of ownership of Boston Generating. The parties anticipate the sale of ownership will be completed during the second quarter of 2004. Subsequent to the sale of ownership of Boston Generating, the parties will file an application with the FERC for an order authorizing the transfer of responsibility for plant operations and power marketing activities. Although the parties anticipate the transfer of responsibility for plant operations and power marketing will be completed during the third quarter of 2004, Generation has agreements to market a portion of Boston Generating’s power through 2005.

      In connection with the settlement, Exelon, Generation, the lenders and Raytheon Company (Raytheon), the guarantor of the obligations of the turnkey contractor under the projects’ engineering, procurement and construction agreements, entered into a global settlement of all disputes relating to the construction of the Mystic 8 and 9 and Fore River generating facilities. See Note 13 — Commitments and Contingencies for information regarding the settlement of litigation associated with the projects.

      In connection with the decision to transition out of the ownership of Boston Generating and the generating units, Generation recorded an impairment charge of its long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) of $945 million ($573 million net of income taxes) in operating expenses within the Consolidated Statements of Income and Comprehensive Income during the third quarter of 2003. Generation does not expect to incur any additional losses as a result of the consummation of the sale contemplated by the settlement agreement.

Exelon Energy Company

      Effective January 1, 2004, Exelon contributed its interest in Exelon Energy Company to Generation. The transaction had no impact on the assets and liabilities of Exelon Energy Company, which were previously reported as a part of the Enterprises segment. Beginning in 2004, Exelon Energy Company’s assets and liabilities and results of operations are included in Generation’s financial statements. Generation and Enterprises’ 2003 segment information was adjusted to reflect this transfer in Note 15 — Segment Information.

      The following summary represents the assets and liabilities of Exelon Energy Company that were transferred to Generation as of January 1, 2004:

Current assets (including $5 million of cash)	$89
Property, plant and equipment	2
Deferred debits and other assets	13
Current liabilities	(96)
Deferred credits and other liabilities	(10)
Accumulated other comprehensive loss	(2)
Member’s equity	4

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AmerGen Energy Company, LLC

      On December 22, 2003, Generation purchased British Energy plc’s (British Energy) 50% interest in AmerGen Energy Company, LLC (AmerGen) for $277 million.

      Prior to the purchase, Generation was a 50% owner of AmerGen and had accounted for the investment as an unconsolidated equity method investment. For the three months ended March 31, 2003, Generation recorded $64 million of equity in earnings of unconsolidated affiliates related to its investment in AmerGen and recorded $67 million of purchased power from AmerGen. The book value of Generation’s investment in AmerGen prior to the purchase was $311 million. For the first quarter of 2004, AmerGen’s assets and liabilities and results of operations are included in Generation’s financial statements.

      Effective January 1, 2004, Generation changed its accounting estimates related to the depreciation of certain AmerGen generating facilities. The estimated service lives were extended by 20 years for the three AmerGen stations. These changes were based on engineering and economic feasibility analyses performed by Generation. The service life extension is subject to approval by the Nuclear Regulatory Commission (NRC) of an extension of the existing NRC operating licenses. Generation has not applied for license extensions at these facilities, but anticipates filing an extension request for the Oyster Creek Nuclear Generating Station (Oyster Creek), and is planning on filing for license extensions at Unit 1 at the Three Mile Island Nuclear Station (TMI) and the Clinton Nuclear Power Station (Clinton) in a timeline consistent and integrated with the other planned extension filings of the Generation nuclear fleet.

Pro Forma Financial Information (unaudited)

      The following unaudited pro forma financial information gives effect to the acquisition of the remaining 50% interest in AmerGen by Generation and the transfer of Exelon Energy Company to Generation as if the transactions had occurred on January 1, 2003 and were included in Generation’s results from that date.

Exelon

Three Months Ended
March 31, 2003

Total operating revenue	$4,155
Operating income	771
Income before cumulative effect of changes in accounting principles	266
Net income(a)	884

Earnings per share:
Pro forma earnings per average common share — basic:
Income before cumulative effect of changes in accounting principles	$0.82
Cumulative effect of changes in accounting principles	1.89

Net income	$2.71

Pro forma earnings per average common share — diluted:
Income before cumulative effect of changes in accounting principles	$0.82
Cumulative effect of changes in accounting principles	1.89

Net income	$2.71

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Exelon did not recognize the full benefit of the cumulative effect of change in accounting principle related to AmerGen’s adoption of SFAS No. 143.

Generation

Three Months Ended
March 31, 2003

Total operating revenue	$2,226
Operating income	116
Income before cumulative effect of changes in accounting principles	(45)
Net income(a)	569

(a)	Generation did not recognize the full benefit of the cumulative effect of changes in accounting principle related to AmerGen’s adoption of SFAS No. 143.

      The above unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

Assets and Liabilities Held for Sale

      The major classes of assets and liabilities classified as held for sale within Exelon’s Consolidated Balance Sheets as of March 31, 2004 consisted of the following:

	Generation	Thermal	Exelon Services	Total

Cash	$—	$10	$1	$11
Accounts receivable, net	9	13	19	41
Other current assets	66	—	5	71
Property, plant and equipment, net	1,063	86	1	1,150
Other long-term assets	16	11	9	36

Assets classified as held for sale	$1,154	$120	$35	$1,309

	Generation	Thermal	Exelon Services	Total

Accounts payable, accrued expenses and other current liabilities	$146	$4	$19	$169
Debt	1,136	1	—	1,137
Asset retirement obligation	—	3	—	3
Other long-term liabilities	34	11	2	47

Liabilities classified as held for sale	$1,316	$19	$21	$1,356

      Generation. Generation classified the assets and liabilities of Boston Generating with net liabilities of $179 million as held for sale as of March 31, 2004. The net liabilities held for sale for Boston Generating exclude receivables from Generation that eliminate in consolidation. See Sale of Ownership Interest in Boston Generating, LLC above for further information regarding a settlement with the lenders under the Boston

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generating Facility. Additionally, $17 million of the net assets of Sithe that were consolidated at March 31, 2004 under the provisions of FIN No. 46-R were classified as assets and liabilities held for sale.

      Exelon Thermal Holdings Inc. In December 2003, Enterprises signed an agreement to sell its Chicago business of Exelon Thermal Holdings, Inc. (Thermal) for approximately $135 million, subject to working capital adjustments. The agreement to sell the Chicago thermal operations is subject to customary closing conditions and approval from the City of Chicago (Chicago) under Thermal’s Chicago franchise agreement and is expected to close during the second quarter of 2004. The debt of the Chicago thermal operations is required to be repaid by Enterprises prior to closing, which, in the absence of relief from the debt holders, will result in prepayment penalties. The total debt outstanding of the Chicago thermal operations as of March 31, 2004 was $37 million. The assets and liabilities of certain entities of Exelon Thermal were classified as held for sale as of March 31, 2004.

      Exelon Services Inc. Exelon classified the assets and liabilities of certain Exelon Services, Inc. (Exelon Services) entities as held for sale as of March 31, 2004 due to ongoing efforts to dispose of these businesses. These entities are expected to be sold in 2004.

     Synthetic Fuel-Producing Facilities

      In November 2003, Exelon purchased interests in two synthetic fuel-producing facilities. Synthetic fuel facilities chemically change coal, including waste and marginal coal, into a fuel used at power plants. In April 2004, the Internal Revenue Service (IRS) issued two private letter rulings that affirmed that the process used by the facilities will produce a solid synthetic fuel that qualifies for tax credits under Section 29 of the Internal Revenue Code.

4.	Sithe (Exelon and Generation)

      Sithe is primarily engaged in the development, construction, ownership and operation of electric wholesale generating facilities in North America. At March 31, 2004, excluding assets held for sale, Sithe operated nine power plants representing an aggregate average net capacity of 1,323 megawatts (MW). Sithe also has interests in two 230 MW projects in Mexico which are expected to commence commercial operations during the second quarter of 2004.

      On November 25, 2003, Generation, Reservoir Capital Group (Reservoir) and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe (Generation owned 49.9% prior to November 25, 2003). Generation’s intent is to fully divest of Sithe. See the 2003 Form 10-K for further details regarding these transactions.

      Exelon and Generation had accounted for the investment in Sithe as an unconsolidated equity method investment prior to its consolidation on March 31, 2004 pursuant to FIN No. 46-R. See Note 2 — New Accounting Principles and Accounting Changes for a discussion of Sithe in relation to FIN No. 46-R.

      As a result of the series of transactions referred to above, the consolidation of Sithe at March 31, 2004 was accounted for as a step acquisition pursuant to purchase accounting policies. Under the provisions of FIN No. 46-R, the operating results of Sithe will be included in Exelon’s and Generation’s results of operations beginning April 1, 2004. Sithe has entered into tolling arrangements (Tolling Agreement) with Dynegy Power Marketing and its affiliates that commenced on July 1, 2001 and run through 2014. Additionally, Sithe has entered into an Energy Purchase Agreement (EPA) with Consolidated Edison Company, which continues through 2014. As a result of the acquisition accounting described above, values were assigned to the Tolling Agreement and EPA on March 31, 2004 of approximately $91 million and $282 million, respectively, which

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been recorded as intangible assets on Exelon’s and Generation’s Consolidated Balance Sheets in deferred debits and other assets. The Tolling Agreement and EPA will be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or used up in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” not to exceed the terms of the contract. The allocation of fair value related to the valuation of long-lived assets is preliminary, and will be finalized in the second quarter of 2004. In connection with the consolidation of Sithe, certain indemnification guarantees, which were recorded in accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others” at Generation on November 25, 2003 pursuant to the series of transactions referred to above, were reversed as Generation can no longer record liabilities associated with guarantees for the performance of a consolidated entity. The reversal of the guarantees resulted in Exelon and Generation recording income of $32 million (net of income taxes) as a cumulative effect of a change in accounting principle. The following condensed consolidating financial information presents the financial position of Exelon, Generation and Sithe, as well as consolidating entries related primarily to acquisition notes payables and receivables between Generation and Sithe.

Exelon Condensed Consolidating Balance Sheet at March 31, 2004

			Eliminating	Exelon
	Exelon	Sithe	Entries	Consolidated

Assets
Current assets	$4,500	$326	$(155)	$4,671
Assets held for sale	1,149	160	—	1,309
Property, plant and equipment, net	19,855	278	—	20,133
Other noncurrent assets	16,756	739	(49)	17,446

Total assets	$42,260	$1,503	$(204)	$43,559

Liabilities and stockholders’ equity
Current liabilities	$4,488	$227	$(155)	$4,560
Liabilities held for sale	1,213	143	—	1,356
Long-term debt	13,207	817	—	14,024
Other liabilities(a)	14,566	212	55	14,833
Stockholders’ equity(b)	8,786	104	(104)	8,786

Total liabilities and stockholders’ equity	$42,260	$1,503	$(204)	$43,559

(a)	Includes minority interest of consolidated subsidiaries.

(b)	Includes preferred securities of subsidiaries.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation Condensed Consolidating Balance Sheet at March 31, 2004

			Eliminating	Generation
	Generation	Sithe	Entries	Consolidated

Assets
Current assets	$2,722	$326	$(155)	$2,893
Assets held for sale	994	160	—	1,154
Property, plant and equipment, net	6,236	278	—	6,514
Other noncurrent assets	5,312	739	(49)	6,002

Total assets	$15,264	$1,503	$(204)	$16,563

Liabilities and members’ equity
Current liabilities	$2,561	$227	$(155)	$2,633
Liabilities held for sale	1,173	143	—	1,316
Long-term debt	1,650	817	—	2,467
Other liabilities(a)	7,038	212	55	7,305
Member’s equity	2,842	104	(104)	2,842

Total liabilities and members’ equity	$15,264	$1,503	$(204)	$16,563

(a)	Includes minority interest of consolidated subsidiaries.

      The book value of Generation’s investment in Sithe immediately prior to its consolidation on March 31, 2004 was $49 million. Generation recorded $2 million of equity method losses and $2 million of equity method income for its investment in Sithe during the three months ended March 31, 2004 and 2003, respectively.

      Substantially all of Sithe’s property, plant and equipment and project agreements secure Sithe’s outstanding long-term debt, which consists primarily of project debt. During 2003, Sithe entered into an agreement with Exelon under which Exelon would obtain letters of credit to support contractual obligations of Sithe and its subsidiaries. As of March 31, 2004, Exelon has obtained $66 million of letters of credit in support of Sithe’s obligations. With the exception of the issuance of letters of credit, the creditors of Sithe have no recourse against the general credit of Exelon or Generation.

5.	Stock-Based Compensation (Exelon, ComEd, PECO and Generation)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS No. 148). Exelon adopted the additional disclosure requirements of SFAS No. 148 in 2003 but continues to account for its stock-based compensation plans under the disclosure only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The tables below show the effect on net income and earnings per share for Exelon and the effect on net income for ComEd, PECO and Generation had Exelon elected to account for

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation plans using the fair-value method under SFAS No. 123 for the three months ended March 31, 2004 and 2003:

Exelon

	Three Months
	Ended March 31,

	2004	2003

Net income — as reported	$406	$361
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(5)	(5)

Pro forma net income	$401	$356

Earnings per share:
Basic — as reported	$1.23	$1.11
Basic — pro forma	$1.22	$1.10
Diluted — as reported	$1.22	$1.11
Diluted — pro forma	$1.21	$1.09

ComEd

	Three Months
	Ended March 31,

	2004	2003

Net income — as reported	$182	$195
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(1)	(1)

Pro forma net income	$181	$194

PECO

	Three Months
	Ended March 31,

	2004	2003

Net income on common stock — as reported	$130	$135
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(1)	(1)

Pro forma net income on common stock	$129	$134

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

	Three Months
	Ended March 31,

	2004	2003

Net income — as reported	$99	$56
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(3)	(1)

Pro forma net income	$96	$55

6.	Regulatory Issues (Exelon and ComEd)

      PJM Integration. On April 1, 2003, ComEd received approval from the FERC to transfer control of its transmission assets to the PJM Interconnection (PJM). The FERC also accepted for filing the amended PJM Tariff to reflect the inclusion the transmission assets of ComEd and other new members, subject to a compliance filing and to hearing on certain issues. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM and transferred control of ComEd’s Open Access Same Time Information System to PJM. Although full integration of ComEd’s transmission assets into PJM’s energy market structures was scheduled to occur in November 2003, the integration was delayed due to the August 14, 2003 power blackout in the Northeast United States and Canada and the analysis of the impacts of that event. On March 18, 2004, the FERC approved ComEd’s plan to complete its integration into PJM, subject to the North American Electric Reliability Council (NERC) approval of the PJM and Midwest ISO reliability plans to assure no adverse impacts. The NERC granted the required approval on April 2, 2004. On April 27, 2004, the FERC issued its order approving ComEd’s application to fully integrate into PJM on May 1, 2004. ComEd intends to accept the conditions in the FERC order and expects full integration to occur on that date.

      Delivery Service Rates. On March 3, 2003, ComEd entered into, and the Illinois Commerce Commission (ICC) subsequently entered orders that effectuated, an agreement (Agreement) with various Illinois retail market participants and other interested parties that settled, among other things, delivery service rates and the market value index proceeding and facilitates competitive service declarations for large-load customers and an extension of the purchased power agreement (PPA) with Generation. A non-party to the Agreement appealed one of the ICC’s orders which appeal, if ultimately successful, would have affected the Agreement on a prospective basis. Appeals were taken from the ICC’s orders on the competitive declaration and hourly pricing. On March 24, 2004, the Appellate Court issued an opinion affirming the ICC’s orders.

      Open Access Transmission Tariff. On November 10, 2003, the FERC issued an order allowing ComEd to put into effect beginning April 12, 2004, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure investments made since 1998. However, because of the Illinois retail rate freeze and the method for calculating competitive transition charges (CTC), the increase is not expected to have a significant effect on operating revenues until after December 31, 2006. ComEd has made a filing with the FERC indicating that it will not begin charging the new rates before May 1, 2004. ComEd is unable to predict the ultimate outcome of the associated rehearing or settlement negotiations.

7.	Long-Term Debt (Exelon, ComEd, PECO and Generation)

Boston Generating Facility

      Approximately $1.0 billion of debt was outstanding under the non-recourse Boston Generating Facility at December 31, 2003, all of which was reflected in the Consolidated Balance Sheets of Exelon and Generation

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a current liability due to certain events of default. The Boston Generating Facility required that the Mystic 8 and 9 and Fore River generating facilities achieve “Project Completion” as defined in the Boston Generating Facility (Project Completion) by July 12, 2003. Project Completion was not achieved by July 12, 2003, resulting in an event of default under the Boston Generating Facility.

      At March 31, 2004, the $1.0 billion of debt then outstanding under the Boston Generating Facility was reclassified from the current portion of long-term debt to liabilities held for sale on the Consolidated Balance Sheets of Exelon and Generation. The outstanding debt under the Boston Generating Facility will be eliminated from the financial statements of Exelon and Generation upon the sale of Generation’s ownership interest in Boston Generating. See Note 3 — Acquisitions and Dispositions for additional information regarding the sale of Generation’s ownership interest in Boston Generating.

Long-Term Debt

      During the three months ended March 31, 2004, the following long-term debt was retired or redeemed:

		Interest
Company	Type	Rate	Maturity	Amount

ComEd	Note	7.375%	January 15, 2004	$150
ComEd	Pollution Control Revenue Bonds	5.30%	January 15, 2004	26

Total retirements and redemptions				$176

      During the three months ended March 31, 2004, ComEd made payments of $93 million related to its obligation to the ComEd Transitional Funding Trust, and PECO made payments of $88 million related to its obligation to the PETT.

      Sithe Long-Term Debt. At March 31, 2004, the following long-term debt was consolidated in Exelon and Generation’s Consolidated Balance Sheets as a result of the adoption of FIN No. 46-R. See Note 2 — New Accounting Principles and Note 4 — Sithe for further information regarding the consolidation of Sithe.

	Interest
	Rate	Maturity	Amount

Non-recourse project debt:
Independence notes and bonds:
Secured bonds payable in semiannual installments commencing June 2003	8.50%	2007	$127
Secured bonds payable in semiannual installments commencing December 2007	9.00%	2013	439
Term loan repayable primarily in quarterly installments:
Batavia	18.00%	2007	1
Subordinated debt:
Tracking account loan payable in semiannual installments commencing June 2015	8.68%	2035	283

Total long-term debt (including current maturities)			$850

      Additionally, long-term debt of Sithe classified as liabilities held for sale of $99 million was consolidated at March 31, 2004 as a result of the adoption of FIN No. 46-R.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities of Sithe Long-Term Debt. Aggregate maturities of Sithe’s long-term debt from continuing operations during the next five years are estimated as follows:

2004	$32
2005	34
2006	37
2007	40
2008	44
2009 and thereafter	764

Total minimum payments	951
Net debt discount to be amortized to interest expense	(101)

Present value of minimum payments	$850

8.	Severance Benefits (Exelon, ComEd, PECO and Generation)

      Exelon, ComEd, PECO and Generation provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each employee’s years of service with Exelon and compensation level. The registrants account for their ongoing severance plans in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.

      The following table details, by segment, Exelon’s total salary continuance severance costs for the three months ended March 31, 2004. There were no significant salary continuance severance costs recorded during the three months ended March 31, 2003.

	Energy				Exelon
Salary continuance severance	Delivery	Generation	Enterprises	Corporate	Consolidated

Expense (income) recorded in three months ended March 31, 2004(a)	$5	$(6)	$1	$1	$1

(a)	In 2004, Generation recorded a charge of $1 million for new positions identified and reversed $7 million for accruals in excess of the reserve for individuals previously identified under The Exelon Way, a company-wide effort to define how Exelon will conduct business in years to come.

      The following table provides total salary continuance severance costs for ComEd, PECO and Generation for the three months ended March 31, 2004. There were no significant salary continuance severance costs recorded during the three months ended March 31, 2003.

Salary continuance severance	ComEd	PECO	Generation

Expense (income) recorded in three months ended March 31, 2004(a)	$—	$5	$(6)

(a)	In 2004, Generation recorded a charge of $1 million for new positions identified and reversed $7 million for accruals in excess of the reserve for individuals previously identified under The Exelon Way.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide a roll forward of the salary continuance severance obligations from January 1, 2003 through March 31, 2004 for Exelon, ComEd, PECO and Generation:

	Exelon
Salary continuance obligations	Consolidated	ComEd	PECO	Generation

Balance at January 1, 2003	$39	$15	$—	$11
Additions	135	61	16	38
Payments	(39)	(21)	(2)	(9)
Other adjustments	4	—	—	3

Balance at January 1, 2004	139	55	14	43
Additions (Reductions)(a)	1	—	5	(6)
Payments	(22)	(7)	(1)	(8)
Other adjustments(b)	(5)	—	—	(2)

Balance at March 31, 2004	$113	$48	$18	$27

(a)	In 2004, Generation recorded a charge of $1 million for new positions identified and reversed $7 million for accruals in excess of the reserve for individuals previously identified under The Exelon Way.

(b)	In 2004, Generation increased the reserve for liabilities acquired upon consolidation of Exelon Energy Company and reduced the reserve for liabilities associated with Boston Generating which have been reclassified to liabilities held for sale at March 31, 2004.

9.	Retirement Benefits (Exelon, ComEd, PECO and Generation)

      Exelon sponsors defined benefit pension plans and postretirement welfare benefit plans applicable to essentially all ComEd, PECO, Generation and Exelon Business Services Company (BSC) employees and certain employees of Enterprises. Substantially all non-union employees and electing union employees hired on or after January 1, 2001 participate in Exelon-sponsored cash balance pension plans.

      The defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” respectively. The costs of providing benefits under these plans are dependent on historical information, such as employee age, length of service and level of compensation, and the actual rate of return on plan assets, in addition to assumptions about the future, including the expected rate of return on plan assets, the discount rate applied to benefit obligations, rate of compensation increase and the anticipated rate of increase in health care costs. The impact of changes in these factors on pension and other postretirement welfare benefit obligations is generally recognized over the expected remaining service life of the employees rather than immediately recognized in the income statement. Exelon uses a December 31 measurement date for the majority of its plans.

      The following table provides the components of the net periodic benefit costs recognized for the three months ended March 31, 2004 and 2003, including the net periodic benefit costs of AmerGen’s pension and postretirement plans for 2004. The expected long-term rates of return on plan assets used to estimate 2004

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension and other postretirement benefit costs are 9.00% and 8.33%, respectively. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

			Other
			Postretirement
	Pension Benefits		Benefits Three
	Three Months		Months Ended
	Ended March 31,		March 31,

	2004	2003	2004	2003

Service cost	$33	$27	$22	$17
Interest cost	134	130	47	42
Expected return on assets	(154)	(146)	(23)	(19)
Amortization of:
Transition obligation (asset)	(1)	(1)	2	2
Prior service cost	4	4	(19)	(13)
Actuarial (gain) loss	15	6	19	12

Net periodic benefit cost	$31	$20	$48	$41

      Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the employee contribution up to certain limits. The following table details, by registrant, the matching contribution to the savings plans during the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,

Savings plan matching contributions	2004	2003

Exelon	$14	$12
ComEd	4	4
PECO	2	2
Generation	7	6

10.	Income Taxes (Exelon and Generation)

Exelon

      Exelon’s effective income tax rate decreased from 37% for the three months ended March 31, 2003 to 28% for the same period in 2004, primarily due to investments in the synthetic fuel-producing facilities. See Note 3 — Acquisitions and Dispositions for further information regarding these investments.

Generation

      Generation’s effective tax rate increased from 29% for the three months ended March 31, 2003 to 41% for the same period in 2004. This increase was primarily attributable to impairment charges recorded in 2003 related to Generation’s investment in Sithe which resulted in a pre-tax loss. In addition, tax exempt interest income and nuclear decommissioning investment income were higher in 2004 as compared to 2003, as a result of owning 100% of AmerGen as compared to owning 50% in the first quarter of 2003.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Asset Retirement Obligations (Exelon and Generation)

      SFAS No. 143 provides accounting guidance for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. SFAS No. 143 asset retirement obligations have been established at Generation in connection with its obligation to decommission its nuclear power plants as well as legal obligations associated with the closing of its fossil power plants. Based on the extended license lives of the nuclear plants, decommissioning expenditures are expected to occur primarily during the period 2029 through 2056. Exelon, through its regulated subsidiary utility companies, ComEd and PECO, currently recovers costs for decommissioning its nuclear generating stations, excluding the AmerGen plants, through regulated rates. The amounts recovered from customers are deposited in trust accounts and invested for funding the future decommissioning costs of nuclear generating stations.

      Generation had decommissioning assets in trust accounts of $4,890 million and $4,721 million as of March 31, 2004 and December 31, 2003, respectively, included as nuclear decommissioning trust funds on Generation’s Consolidated Balance Sheets. Generation anticipates that all trust fund assets will ultimately be used to decommission Generation’s nuclear plants.

      The following table provides a reconciliation of the ARO reflected on the Exelon and Generation Consolidated Balance Sheets at December 31, 2003 and March 31, 2004:

	Generation	Exelon

Asset retirement obligation at January 1, 2003	$2,363	$2,366
Consolidation of AmerGen	487	487
Accretion expense	160	161
Expenditures to decommission retired plants	(14)	(14)
Reclassification of Thermal ARO as held for sale	—	(3)

Asset retirement obligation at December 31, 2003	2,996	2,997
Accretion expense for the three months ended March 31, 2004	50	51
Additional liabilities incurred(a)	5	5
Expenditures on currently retired units	(3)	(3)

Asset retirement obligation at March 31, 2004	$3,048	$3,050

(a)	Additional liabilities incurred are primarily due to the consolidation of Sithe, as required by FIN No. 46-R.

12.	Earnings Per Share and Stock Split (Exelon)

Earnings per Share

      Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options outstanding under Exelon’s stock option plans considered to be common stock equivalents. The following table shows the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months
	Ended March 31,

	2004	2003

Average common shares outstanding	330	324
Assumed exercise of stock options	3	2

Average dilutive common shares outstanding	333	326

      The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1 million and 5 million for three months ended March 31, 2004 and 2003, respectively.

Stock Split

      On January 27, 2004, the Board of Directors of Exelon approved a 2-for-1 stock split of Exelon’s common stock. The record date for the stock split is April 19, 2004 and the distribution date will be May 5, 2004. The share and per-share amounts included in Exelon’s consolidated financial statements do not reflect the stock split. At the distribution date, the share and per-share amounts included in Exelon’s consolidated financial statements will be adjusted to reflect the stock split.

      The following table presents average shares of common stock outstanding (basic and diluted), earnings per average common share (basic and diluted) and dividends per common share for the three months ended March 31, 2004 and 2003 on a pro forma basis as if the stock split had been reflected in the accompanying consolidated financial statements.

	Three Months
	Ended March 31,

	2004	2003

Pro forma average shares of common stock outstanding
Basic	659	648
Diluted	665	652

Pro forma earnings per average common share — basic:
Income before cumulative effect of changes in accounting principles	$0.57	$0.39
Cumulative effect of changes in accounting principles	0.05	0.17

Net income	$0.62	$0.56

Pro forma earnings per average common share — diluted:
Income before cumulative effect of changes in accounting principles	$0.56	$0.38
Cumulative effect of changes in accounting principles	0.05	0.17

Net income	$0.61	$0.55

Pro forma dividends per common share	$0.27	$0.23

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      13. Commitments and Contingencies (Exelon, ComEd, PECO and Generation)

      For information regarding capital commitments, nuclear decommissioning and spent fuel storage, see the Commitments and Contingencies and Nuclear Decommissioning and Spent Fuel Storage Notes in the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation in the 2003 Form 10-K.

Energy Commitments

      At March 31, 2004, Generation’s long-term commitments, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others, including the Midwest Generation contract, did not change significantly as set forth in the 2003 Form 10-K, except as discussed below:

•	In the normal course of business, Generation entered into commitments for new capacity purchases and power-only sales.

•	Sithe has power-only sales commitments of $75 million, transmission rights of $36 million and minimum fuel purchase commitments of $109 million.

Commercial Commitments

      Exelon, ComEd, PECO and Generation’s commercial commitments as of March 31, 2004, representing commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payment on behalf of other parties and financing arrangements to secure obligations, were materially unchanged from the amounts set forth in the 2003 Form 10-K except for the following:

•	In connection with the transfer of Exelon Energy Company to Generation effective January 1, 2004, Generation acquired $162 million in energy marketing contract guarantees. This transfer had no effect on the guarantees of Exelon.

•	In connection with the consolidation of Sithe pursuant to FIN No. 46-R, Generation maintains a $50 million non-debt letter of credit under its credit agreement. See Exelon’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Issues” below for further discussion of Exelon’s credit agreement.

Environmental Liabilities

      Exelon, ComEd, PECO and Generation accrue amounts for environmental investigation and remediation costs that can be reasonably estimated, including amounts for manufactured gas plant (MGP) investigation and remediation. Exelon has identified 69 sites where former MGP activities have or may have resulted in actual site contamination. Of these 69 sites, the Illinois Environmental Protection Agency has approved the clean-up of 3 sites and the Pennsylvania Department of Environmental Protection has approved the clean-up of 7 sites. Pursuant to a Pennsylvania Public Utility Commission (PUC) order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset (see Note 14 — Supplemental Financial Information). As of

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and December 31, 2003, Exelon, ComEd, PECO and Generation have accrued the following amounts for environmental liabilities:

	Total environmental	Portion of total related
	investigation and	to MGP investigation
March 31, 2004	remediation reserve	and remediation

Exelon	$126	$104	(a)
ComEd	68	63	(a)
PECO	50	41	(a)
Generation	8	—

(a)	Discounted.

	Total environmental	Portion of total related
	investigation and	to MGP investigation
December 31, 2003	remediation reserve	and remediation

Exelon	$129	$105	(a)
ComEd	69	64	(a)
PECO	50	41	(a)
Generation	10	—

(a)	Discounted.

      Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Litigation

ComEd

      Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. On November 25, 2002, the court granted the developers’ motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment and Illinois from denying ComEd a tax credit on account of such purchases. ComEd and Illinois each appealed the ruling. On March 9, 2004, the Illinois Appellate Court reversed the trial court. The Appellate Court held that the 1996 law does apply to the developers’ facilities and, therefore, they are not entitled to subsidized payments. The Court expressly ruled that the breach of contract claims against ComEd are dismissed with prejudice. Plaintiffs have sought review of the Appellate Court’s decision by the Illinois Supreme Court. There is no set date by which the Court must decide if it will hear the case. While it cannot currently predict the ultimate outcome of this action, ComEd does not believe that it will have a material adverse impact on its results of operations or its cash flows.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO and Generation

      Real Estate Tax Appeals. PECO and Generation are each challenging real estate taxes assessed on nuclear plants since 1997. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2003, also regarding the valuation of its Limerick and Peach Bottom plants, its Quad Cities Station (Rock Island County, IL) and, through its wholly owned subsidiary AmerGen, Three Mile Island Nuclear Station (Dauphin County, PA).

      While PECO and Generation believe their reserve balances for exposures associated with the real estate taxes as of March 31, 2004 reflect the most likely probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, “Accounting for Contingencies,” the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the consolidated financial statements of Exelon, PECO and Generation and such adjustments could be material.

Generation

      Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. Several of these actions resulted in nominal jury verdicts or were settled or dismissed. One action resulted in an award for the plaintiffs of a more substantial amount, but was reversed on April 22, 2003 by the Tenth Circuit Court of Appeals and remanded for retrial. An appeal by the plaintiffs to the United States Supreme Court was denied on November 10, 2003. No date has been set for a new trial.

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

      Raytheon and Mitsubishi Litigation. Since 2002, Raytheon Corporation (Raytheon), Fore River Development, LLC, Mystic Development, LLC, Mitsubishi Heavy Industries, LTD (MHI) and Mitsubishi Heavy Industries of America (MHIA) have been in litigation over various matters in connection with the construction of the Mystic 8 and 9 and Fore River generating facilities in Massachusetts. In connection with

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the settlement among Exelon, Generation and the lenders under the Boston Generating credit facility more fully described in Note 3 — Acquisitions and Dispositions, Exelon, Generation, the lenders and Raytheon, the guarantor of the obligations of the turnkey contractor under the projects’ engineering, procurement and construction agreements, entered into a global settlement of all disputes relating to the construction of the Mystic 8 and 9 and Fore River generating facilities. Under the global settlement, Generation agreed to pay approximately $31.1 million to Raytheon and approximately $1.4 million to Boston Generating. Raytheon released Exelon, Generation, their affiliates and the lenders from construction claims related to the projects. Raytheon also resolved all of the pending MHI and MHIA claims relating to work performed on the projects prior to the settlement, and has indemnified Exelon, Generation, their affiliates and the lenders from certain subcontractor claims relating to the projects. In return, Exelon, Generation, their affiliates and the lenders released all of their claims against Raytheon. All litigation by and between Raytheon, MHI, MHIA and the project companies relating to the projects has been dismissed, including the proceedings before the New York Supreme Court and the International Chamber of Commerce Court of Arbitration. Raytheon has also ceased all construction activities related to the Mystic 8 and 9 and Fore River generating facilities, assigned subcontracts to the project companies and will cooperate with the transition of construction to a new contractor. In the event that the sale of ownership of Boston Generating and the transfer of plant operations and power marketing activities are not completed by August 1, 2004, under the settlement documents among Exelon and the lenders, Generation will be reimbursed for the $32.5 million paid in connection with the settlement through a first claim against any payments otherwise payable to the lenders on account of their interests in the projects.

      Clean Air Act. On June 1, 2001, the EPA issued to a subsidiary of Generation a Notice of Violation (NOV) and Reporting Requirement pursuant to Sections 113 and 114 of the Clean Air Act. The NOV alleges numerous exceedances of opacity limits and violations of opacity-related monitoring, recording and reporting requirements at Mystic Units 4-7 in Everett, Massachusetts. In March 2002, the EPA issued and Mystic I, LLC, doing business as Mystic Generating (formerly known as Exelon Mystic, LLC) (Mystic), a wholly owned subsidiary of Generation, voluntarily entered a Compliance Order and Reporting Requirement (Order) regarding Mystic Station. Under the Order, Mystic Station installed new ignition equipment on three of the four units. Mystic Station also undertook an extensive opacity monitoring and testing program for all four units to help determine if additional compliance measures are needed. Pursuant to the requirements of the Order, the subsidiary switched three of the four units to a lower sulfur fuel oil by September 1, 2002. Mystic has also entered into a consent decree with the EPA and the Department of Justice for the payment of civil penalties, the net discounted cost of which is approximately $4 million. In March 2004, the consent decree was approved by the United States District Court of the District of Massachusetts. The consent decree resolves the civil penalty case.

      Oyster Creek. On April 7, 2004, AmerGen entered into a settlement with the State of New Jersey relating to an environmental incident on September 23, 2002 at Oyster Creek. The incident resulted in a fishkill from heated water discharged from the plant. The State alleged that the plant had violated its water discharge permit. On April 7, 2004, AmerGen entered into two separate agreements with the State of New Jersey to settle all claims without any admission of liability. The first settlement resolved claims by the New Jersey Department of Environmental Protection contained in an Administrative Order and Notice of Civil Administrative Penalty Assessment dated December 11, 2002. In that settlement, AmerGen agreed to pay a civil penalty to the State of New Jersey of $190,000 and natural resource damages of $183,000 to the New Jersey Hazardous Discharge Site Cleanup Fund. In addition, AmerGen agreed to make contributions totaling $127,000 to two environmental organizations to fund environmental projects in the community near the plant. The second settlement agreement is between AmerGen and the New Jersey Division of Criminal Justice,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Crimes Bureau. Pursuant to that agreement, AmerGen agreed to pay a $250,000 fine to the New Jersey Clean Water Enforcement Fund and an additional $250,000 contribution to an environmental organization in the community near the plant.

Exelon, ComEd, PECO and Generation

      Exelon, ComEd, PECO and Generation are involved in various other litigation matters that are being defended and handled in the ordinary course of business, and Exelon, ComEd, PECO and Generation maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on their respective financial condition, results of operations or cash flows.

Credit Contingencies

      Dynegy. Generation is a counterparty to Dynegy, Inc. (Dynegy) in various energy transactions. The credit ratings of Dynegy are below investment grade. As of March 31, 2004, Generation has credit risk associated with Dynegy through Generation’s investment in Sithe. Sithe is a 100% owner of the Independence generating station, a 1,028-MW gas-fired facility that has an energy-only long-term tolling agreement with Dynegy, with a related financial swap arrangement. As of March 31, 2004, Generation consolidated the assets and liabilities of Sithe in accordance with the provisions of FIN No. 46-R. As a result, Generation has recorded an asset of $156 million on its Consolidated Balance Sheets related to the fair market value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” If Dynegy were unable to fulfill the terms of this agreement, Generation would be required to impair this financial swap asset. Exelon estimates, as a 50% owner of Sithe, that the impairment would result in an after-tax reduction of its net income of approximately $28 million.

      In addition to the impairment of the financial swap asset, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation would likely incur a further impairment associated with the Independence plant. Depending upon the timing of Dynegy’s failure to fulfill its obligations and the outcome of any restructuring initiatives, Generation could realize an after-tax charge of up to $50 million. In the event of a sale of Generation’s investment in Sithe to a third party, proceeds from the sale could be negatively affected by up to $84 million, which would represent an after-tax loss of up to $50 million. Additionally, the future economic value of AmerGen’s purchased power arrangement with Illinois Power Company (Illinois Power), a subsidiary of Dynegy, could be affected by events related to Dynegy’s financial condition. In February 2004, Dynegy announced an agreement to sell Illinois Power to a third party, which, upon closing of the transaction, would reduce Generation’s credit risk associated with Dynegy.

Income Tax Refund Claims

      ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the Internal Revenue Service (IRS) and have made refundable prepayments of $11 million and $5 million to the tax consultant, respectively. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds to be recovered from the IRS, if any. As such, ultimate net cash outflows to ComEd and PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. ComEd’s tax benefits for periods prior to the merger of Exelon, Unicom Corporation and PECO

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on October 20, 2000 (Merger) would be recorded as a reduction of goodwill pursuant to a reallocation of the Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.

Derivatives

      PETT has entered into floating-to-fixed interest-rate swaps to manage interest rate exposure associated with the floating-rate series of transition bonds issued to securitize PECO’s stranded cost recovery. These interest-rate swaps were designated as cash-flow hedges. These interest-rate swaps had an aggregate fair market value exposure of $6 million and $11 million at March 31, 2004 and December 31, 2003, respectively. As of December 31, 2003, PETT, a wholly owned subsidiary, was deconsolidated from the financial statements of PECO pursuant to the adoption of FIN No. 46-R.

14.	Supplemental Financial Information (Exelon, ComEd and PECO)

      The following tables provide additional information regarding the regulatory assets and liabilities of ComEd and PECO:

	March 31,	December 31,
ComEd	2004	2003

Regulatory Assets (Liabilities)
Nuclear decommissioning	$(1,227)	$(1,183)
Removal costs	(985)	(973)
Recoverable transition costs	120	131
Reacquired debt costs and interest-rate swap settlements	168	172
Deferred income taxes	(61)	(61)
Other	25	23

Total	$(1,960)	$(1,891)

	March 31,	December 31,
PECO	2004	2003

Regulatory Assets (Liabilities)
Competitive transition charge	$4,215	$4,303
Deferred income taxes	768	762
Non-pension postretirement benefits	57	58
Reacquired debt costs	46	49
MGP regulatory asset (see Note 13 — Commitments and Contingencies)	34	34
U.S. Department of Energy facility decommissioning	24	26
Nuclear decommissioning	(40)	(12)
Other	14	6

Long-term regulatory assets	5,118	5,226
Deferred energy costs (current asset)	51	81

Total	$5,169	$5,307

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide supplemental balance sheet information as of March 31, 2004 and December 31, 2003:

	March 31, 2004

	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$6,221	$809	$2,078	$3,224
Accounts receivable:
Allowance for uncollectible accounts	105	16	65	18

	December 31, 2003

	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$6,948	$771	$2,048	$4,025
Accounts receivable:
Allowance for uncollectible accounts	110	16	72	14

15.	Segment Information (Exelon, ComEd, PECO and Generation)

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exelon’s segment information for the three months ended March 31, 2004 and 2003 and at March 31, 2004 and December 31, 2003 is as follows:

						Corporate and
	Energy					Intersegment
	Delivery	Generation		Enterprises		Eliminations	Consolidated

Total revenues(a):
2004	$2,575	$1,953		$90		$(896)	$3,722
2003	2,642	2,203	(b)	250	(b)	(1,021)	4,074
Intersegment revenues:
2004	$15	$879		$4		$(898)	$—
2003	16	993		13	(b)	(1,022)	—
Income (loss) before income taxes and cumulative effect of changes in accounting principles:
2004	$497	$113		$(25)		$(62)	$523
2003	517	(89	)(b)	(14	)(b)	(17)	397
Income taxes:
2004	$185	$46		$(9)		$(73)	$149
2003	192	(27	)(b)	(7	)(b)	(10)	148
Cumulative effect of change in accounting principle:
2004	$—	$32		$—		$—	$32
2003	5	108		(1)		—	112
Net income (loss):
2004	$312	$99		$(16)		$11	$406
2003	330	46	(b)	(8	)(b)	(7)	361
Total assets:
March 31, 2004	$28,306	$16,563	(c)	$689		$(1,999)	$43,559
December 31, 2003	28,355	14,868	(b)	727	(b)	(1,916)	42,034

(a)	$62 million in utility taxes is included in the revenues and expenses for the three months ended March 31, 2004 and 2003 for ComEd. $50 million and $51 million in utility taxes are included in the revenues and expenses for the three months ended March 31, 2004 and 2003, respectively, for PECO.

(b)	Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. Segment information for the three months ended March 31, 2003 and as of December 31, 2003 included in the table above has been adjusted to reflect Exelon Energy Company as part of the Generation segment. Exelon Energy Company’s total assets as of December 31, 2003 were $104 million and for the three months ended March 31, 2003, Exelon Energy Company reported the following:

Total revenues	$330	Intersegment revenues	$6
Income (loss) before income taxes	$(16)	Income taxes	$(6)
Net income (loss)	$(10)

(c)	Includes $1,503 million of the total assets of Sithe consolidated on March 31, 2004 under the provisions of FIN No. 46-R. See Note 4 — Sithe for further information regarding the consolidation of Sithe.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, ComEd, PECO and Generation)

Exelon and ComEd

      Effective December 31, 2003, ComEd Financing II, ComEd Financing III, ComEd Funding, LLC and ComEd Transitional Funding Trust were deconsolidated from the financial statements of Exelon and ComEd in conjunction with the adoption of FIN No. 46-R. Prior periods were not restated in accordance with FIN No. 46-R.

      The financial statements of Exelon and ComEd include related-party transactions with its unconsolidated affiliates as reflected in the tables below.

	For the
	Three Months
	Ended March 31,

	2004	2003

Interest expense to affiliates
ComEd Transitional Funding Trust	$24	$—
ComEd Financing II	3	—
ComEd Financing III	3	—
Equity in losses from unconsolidated affiliates
ComEd Funding LLC	(3)	—

	March 31,	December 31,
	2004	2003

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$11	$9
Investment in affiliates
ComEd Funding, LLC	42	45
ComEd Financing II	8	8
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	9	9
Payables to affiliates (current)
ComEd Financing II	3	6
ComEd Financing III	—	4
Long-term debt to affiliates (including due within one year)
ComEd Transitional Funding Trust	1,583	1,676
ComEd Financing II	155	155
ComEd Financing III	206	206

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the transactions described above, ComEd’s financial statements include related-party transactions as reflected in the tables below.

	For the Three Months
	Ended March 31,

	2004	2003

Operating revenues from affiliates
Generation(a)	$10	$11
Enterprises(a)	—	2
Other	1	—
Purchased power from affiliate
PPA with Generation(b)	530	572
Operations & maintenance from affiliates
BSC(c)	44	27
Enterprises(d, e)	4	3
Interest income from affiliates
UII(f)	4	6
Exelon intercompany money pool(j)	1	—
Other	1	1
Capitalized costs
BSC(c)	2	1
Enterprises(e)	—	6
Cash dividends paid to parent	103	120

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2004	2003

Receivables from affiliates (current)
UII(f)	$4	$3
PECO(h)	1	6
Exelon intercompany money pool(j)	226	405
Other	7	5
Receivables from affiliates (noncurrent)
UII(f)	1,071	1,071
Generation(k)	1,227	1,183
Other	3	8
Payables to affiliates (current)
Generation decommissioning(g)	11	11
Generation(a, b)	152	171
BSC(c)	22	13
Other	—	2
Payables to affiliates (noncurrent)
Generation decommissioning(g)	22	22
Other	6	6
Shareholders’ equity — receivable from parent(i)	219	250

(a)	ComEd provides electric, transmission and other ancillary services to Generation and Enterprises.

(b)	Effective January 1, 2001, ComEd entered into a PPA with Generation.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from ComEd to BSC. As a result, ComEd now receives additional services from BSC including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. A portion of such services, provided at cost including applicable overhead, is capitalized.

(d)	ComEd has contracted with Exelon Services (an Enterprises company) to provide energy conservation services to ComEd customers.

(e)	ComEd received substation and transmission engineering and construction services under contracts with InfraSource, Inc. (InfraSource). A portion of such services is capitalized. Exelon sold InfraSource in September 2003.

(f)	ComEd has a note and interest receivable with a variable rate of the one month forward LIBOR rate plus 50 basis points from Unicom Investments Inc. (UII) relating to the December 1999 fossil plant sale. This note matures in December 2011.

(g)	ComEd has a short-term and long-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from customers to Generation.

(h)	In 2004, ComEd’s receivable from PECO was related to PECO’s share of a joint invoice paid by ComEd. In 2003, ComEd provided hurricane restoration assistance to PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	ComEd has a non-interest bearing receivable from Exelon related to a corporate restructuring in 2001. The receivable is expected to be settled over the years 2004 through 2008.

(j)	ComEd participates in Exelon’s intercompany money pool. ComEd earns interest on its investment in the money pool at a market rate of interest.

(k)	ComEd has a receivable from Generation related to a regulatory liability as a result of the adoption of SFAS No. 143.

Exelon and PECO

      Effective July 1, 2003, PECO Trust IV, a financing subsidiary created in May 2003, was deconsolidated from the financial statements of Exelon and PECO in conjunction with the adoption of FIN No. 46. Additionally, effective December 31, 2003, PECO Trust III and the PETT were deconsolidated from the financial statements of Exelon and PECO in conjunction with the adoption of FIN No. 46-R. Prior periods were not restated.

      The financial statements of Exelon and PECO reflect related-party transactions with unconsolidated financing subsidiaries as reflected in the tables below.

	For the Three Months
	Ended March 31,

	2004	2003

Operating revenues from affiliate
PETT(a)	$2	$—
Interest expense to affiliates
PETT	60	—
PECO Trust III	2	—
PECO Trust IV	1	—

	March 31,	December 31,
	2004	2003

Investment in affiliates
PETT	$100	$104
PECO Energy Capital Corp	16	16
PECO Trust IV	3	3
Receivables from affiliates (non-current)
PECO Trust IV	1	1
Payables to affiliates
PECO Trust III	12	10
PECO Trust IV	2	—
PECO Energy Capital Corp	—	1
Long-term debt to affiliates (including due within one year)
PETT	3,761	3,849
PECO Trust III	81	81
PECO Trust IV	103	103

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	PECO received a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.

      In addition to the transactions described above, PECO’s financial statements include related-party transactions as reflected in the tables below.

	For the Three Months
	Ended March 31,

	2004	2003

Operating revenues from affiliate
Generation(a)	$2	$3
Purchased power from affiliate
Generation(b)	349	357
Operating and maintenance from affiliates
BSC(c)	23	10
Enterprises(d)	—	2
Capitalized costs
Enterprises(d)	—	6
BSC(c)	—	3
Cash dividends paid to parent	90	89

	March 31,	December 31,
	2004	2003

Receivable from affiliate (noncurrent)
Generation decommissioning(e)	$40	$12
Payables to affiliates (current)
Generation(b)	110	115
BSC(c)	18	15
ComEd(f)	1	6
Other	1	3
Shareholder’s equity — receivable from parent(g)	1,588	1,623

(a)	PECO provides energy to Generation for Generation’s own use.

(b)	Effective January 1, 2001, PECO entered into a PPA with Generation.

(c)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from PECO to BSC. As a result, PECO now receives additional services from BSC including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. Such services are provided at cost, including applicable overhead. Some of these costs are capitalized.

(d)	PECO receives services from Enterprises for construction, which are capitalized, and the deployment of automated meter reading technology, which is expensed.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	PECO has a receivable from Generation related to a regulatory liability as a result of the adoption of SFAS No. 143.

(f)	In 2004, PECO’s payable to ComEd was related to PECO’s share of a joint invoice paid by ComEd. In 2003, PECO received relief from ComEd workers during Hurricane Isabel.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2004 through 2010.

Exelon and Generation

      The financial statements of Exelon and Generation reflect related-party transactions with unconsolidated affiliates as reflected in the tables below. Generation accounted for its investment in AmerGen as an equity method investment prior to the acquisition of British Energy’s 50% interest in December 2003 and its investment in Sithe as an equity method investment prior to its consolidation as of March 31, 2004. Additionally, effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation.

	For the
	Three Months
	Ended March 31,

	2004	2003

Operating revenues from affiliates
ComEd(a)	$530	$572
PECO(a)	349	357
Exelon Energy Company(b)	—	64
Purchased power from affiliates
AmerGen(c)	—	67
ComEd(a)	8	7
Exelon Energy Company(b)	—	6
Operating and maintenance from affiliates
Sithe(d)	—	4
ComEd(a)	2	4
PECO(a)	2	3
BSC(e)	61	35
Interest expense to affiliates
Sithe(d)	—	3
Exelon(f)	—	1
Exelon intercompany money pool(f)	1	—
Services provided to affiliates
AmerGen(c)	—	17

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2004	2003

Receivables from affiliates
ComEd(a)	$152	$171
ComEd decommissioning(g)	11	11
PECO(a)	110	115
BSC(e)	—	3
Exelon Energy Company(b)	—	18
Sithe(d)	—	3
Other	11	8
Note receivable from affiliate
Note receivable from Sithe(d)	—	92
Other	1	—
Long-term receivable from affiliate
ComEd decommissioning(g)	22	22
Payables to affiliates
Exelon(f)	—	1
Enterprises	9	—
BSC(e)	36	—
Other	17	—
Payables to affiliates (non-current)
ComEd decommissioning(h)	1,227	1,183
PECO decommissioning(h)	40	12
Notes payable to affiliates
Exelon(f)	—	115
Exelon intercompany money pool(f)	226	301
Sithe(d)	—	90

(a)	Effective January 1, 2001, Generation entered into PPAs with ComEd and PECO. Generation purchases transmission and ancillary services from ComEd and buys power from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation.

(b)	Generation sells power to Exelon Energy Company and buys back excess power. Prior to the transfer of Exelon Energy Company’s assets to Generation from Enterprises effective January 1, 2004, Exelon Energy Company was an intercompany affiliate of Generation.

(c)	Prior to Generation’s purchase of British Energy’s 50% interest in AmerGen in December 2003, AmerGen was an unconsolidated affiliate of Exelon and Generation and was considered to be a related party of Exelon and Generation. Generation entered into PPAs dated June 26, 2003, December 18, 2001 and November 22, 1999 with AmerGen. Under the 2003 PPA, Generation agreed to purchase from AmerGen all the energy from Oyster Creek through April 9, 2009. Under the 2001 PPA, Generation agreed to purchase from AmerGen all the energy from TMI from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation agreed to purchase from AmerGen all of the residual energy

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from Clinton through December 31, 2004. Currently, the residual output is approximately 31% of the total output of Clinton. Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen with 90 days notice. Generation is compensated for these services at cost.

(d)	Under a service agreement dated December 18, 2000, Sithe provides Generation certain fuel and project development services. Sithe is compensated for these services at cost. In December 2003, Sithe received letter of credit proceeds of $3 million, which Generation was billed on behalf of Sithe. Under the terms of the agreement to acquire Exelon New England dated November 1, 2002, Generation issued a note Sithe which was subsequently modified and increased to $536 million. During 2003, Generation repaid $446 million of this note. In the first quarter of 2004, Generation repaid $27 million prior to consolidation of Sithe in accordance with the provisions of FIN No. 46-R. The balance of the note is to be paid on the earlier of December 1, 2004, certain Sithe liquidity requirements, or upon a change of control of Generation. The note bears interest at the rate equal to LIBOR plus 0.875%. In connection with a series of transactions in November 2003 that restructured the ownership of Sithe (see Note 4 — Sithe for additional information), Generation received a $92 million note receivable from EXRES SHC, Inc., which holds the common stock of Sithe. Generation owns 50% of EXRES SHC, Inc and consolidated its investment pursuant to FIN No. 46-R effective March 31, 2004. Prior to the consolidation of Sithe in connection with FIN No. 46-R, Sithe was an unconsolidated affiliate of Exelon and Generation and was considered to be a related party of Exelon and Generation.

(e)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. Such services are provided at cost, including applicable overhead. Some third party reimbursements due Generation are recovered through BSC.

(f)	Represents the outstanding balance of amounts borrowed under the intercompany money pool and other short-term obligations payable to Exelon. In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.

(g)	Generation has a short-term and a long-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from customers to Generation resulting from the 2001 corporate restructuring.

(h)	Generation has a long-term payable to ComEd and PECO as a result of the adoption of SFAS No. 143.

17.	Subsequent Events (Exelon, ComEd, PECO and Generation)

      In April 2004, Enterprises signed an agreement to sell its investment in PECO TelCove, a communications joint venture, for estimated sales proceeds of $49 million. The agreement to sell is subject to customary closing conditions and various regulatory approvals and is expected to close during the second quarter of 2004.

ComEd

      ComEd had entered into interest-rate swaps to effectively convert $485 million in fixed-rate debt to floating-rate debt. These swaps had been designated as fair-value hedges, as defined by SFAS No. 133. In April 2004, ComEd settled these swaps for net proceeds of approximately $32 million. The proceeds will be amortized as a reduction to interest expense over the remaining life of the related debt.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONDENSED COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

      On April 15, 2004, PECO redeemed $75 million of 6 3/8% First and Refunding Mortgage Bonds due August 15, 2005 at a price equal to the principal amount thereof plus accrued and unpaid interest to the date of redemption. On April 23, 2004, PECO issued $75 million of 5.90% First and Refunding Mortgage Bonds due 2034, the proceeds of which will be used to finance the cost of the first mortgage bonds that were redeemed on April 15, 2004. In connection with the issuance, during March 2004 PECO entered into a forward-starting interest rate swap in the aggregate amount of $75 million which settled for net proceeds of $5 million in April 2004 and will be amortized over the life of the debt issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      (Dollars in millions except per share data, unless otherwise noted)

General

      Exelon Corporation (Exelon), a registered public utility holding company, through its subsidiaries, operates in three business segments:

•	Energy Delivery, whose businesses include the regulated sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

•	Generation, consisting of Exelon Generation Company, LLC’s (Generation) owned and contracted for electric generating facilities, energy marketing operations, a 50% interest in EXRES SHC, Inc., the holding company of Sithe Energies, Inc. and its subsidiaries, hereafter referred to as Sithe, and, effective January 1, 2004, the competitive retail sales business of Exelon Energy Company.

•	Enterprises, consisting primarily of the energy services business of Exelon Services, Inc. (Exelon Services), the district cooling business of Exelon Thermal Holdings, Inc. (Thermal), the electrical contracting business of F & M Holdings, LLC, a communications joint venture, and other investments weighted towards the communications, energy services and retail services industries. Effective January 1, 2004, the competitive retail sales business of Exelon Energy Company became part of Generation.

      See Note 15 of the Condensed Combined Notes to Consolidated Financial Statements for further segment information. Exelon corporate operations, through its business services subsidiary Exelon Business Services Company (BSC), provide the business segments a variety of support services including legal, human resources, financial, information technology, supply management and corporate governance services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from ComEd and PECO to BSC. As a result, ComEd and PECO now receive additional services from BSC including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. These costs are allocated to the business segments. Additionally, the results of Exelon’s corporate operations include costs for strategic long-term planning, certain governmental affairs, and interest costs and income from various investment and financing activities.

Critical Accounting Policies and Estimates

      Management of each of the registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the 2003 Form 10-K for a discussion of the estimates and judgments necessary in the registrants’ accounting for derivative instruments, regulatory assets and liabilities, nuclear decommissioning, depreciable lives of property, plant and equipment, asset impairments, severance accounting, defined benefit pension and other postretirement welfare benefits, taxation, unbilled energy revenues and environmental costs. Set forth below is an update to the 2003 Form 10-K.

Accounting for Ownership Interests in Variable Interest Entities (Exelon and Generation)

      Exelon, through Generation, has a 50% interest in Sithe, and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R), Exelon and Generation consolidated Sithe within their financial statements as of March 31, 2004. The determination that Sithe qualified as a variable interest entity and that Generation was the primary beneficiary under FIN No. 46-R required analysis of the economic benefits accruing to all parties pursuant to their ownership interests supplemented by management’s judgment. Sithe’s total assets and total liabilities as of March 31, 2004 were $1,503 million and $1,399 million, respectively. As required by FIN No. 46-R, upon the occurrence of a future triggering event, such as a change in ownership, management will reassess its investment in Sithe to determine if Generation continues to qualify as the primary beneficiary. If management determines in a future period that Sithe no longer qualifies to be consolidated within the financial statements of Exelon and Generation pursuant to FIN No. 46-R, this determination could have a significant impact on the Consolidated Balance Sheets of Exelon and Generation and classifications within their Consolidated Statements of Income and Comprehensive Income. The consolidation of Sithe did not have an impact on Exelon’s and Generation’s income before cumulative effect of changes in accounting principles for the three months ended March 31, 2004, and Exelon and Generation do not anticipate that the consolidation will have a significant impact on net income in future periods.

      In addition to Sithe, management reviewed other entities with which Exelon and its subsidiaries have business relationships to determine if those entities were variable interest entities that required consolidation under FIN No. 46-R and concluded that those entities should not be consolidated within Exelon’s financial statements. Had management determined that consolidation of one or more of these entities was required, this determination could have had an impact on the consolidated financial statements.

New Accounting Pronouncements

      See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

EXELON CORPORATION

Executive Summary

      Financial Results. Exelon’s diluted earnings per average common share increased by 10% for the three months ended March 31, 2004 as compared to the same period in 2003, primarily as a result of an increase in net income at Generation and favorable tax effects from investments in synthetic fuel producing facilities, partially offset by a decrease in net income at Energy Delivery. The increase in Generation’s net income reflects a 2003 impairment charge of $200 million (before income taxes) related to Generation’s investment in Sithe and an increase in the first quarter of 2004 in revenues net of purchased power and fuel expense, partially offset by increased operating and maintenance expense primarily resulting from the acquisition of AmerGen in December 2003. The net income of Energy Delivery was unfavorably affected by a decrease in revenues net of purchased power and fuel expense and increased depreciation and amortization expense, partially offset by reduced operating and maintenance expense and interest expense. In the first quarter of 2004, Exelon recorded an after-tax gain of $32 million in accordance with FIN No. 46-R. In the first quarter of 2003, Exelon recorded an after-tax gain of $112 million upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Asset Retirement Obligations” (SFAS No. 143).

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Exelon — Executive Summary” in the 2003 Form 10-K for a discussion of Exelon’s implementation of The Exelon Way.

      Investment Strategy. Exelon continued to follow a disciplined approach in investing to maximize the earnings and cash flows from its assets and businesses and to divest those that do not meet its goals. Highlights in the first quarter of 2004 included:

•	On February 23, 2004, Generation and the lenders under the Boston Generating, LLC (Boston Generating) $1.25 billion credit facility (Boston Generating Facility) entered into a settlement that will result in the sale of Boston Generating, which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, and the transfer of responsibility for plant operations and power marketing activities to a special purpose entity owned by the lenders. Exelon also settled certain litigation associated with the projects. Upon entering into the sale agreement with the lenders, the assets and liabilities of Boston Generating were classified as held for sale within Exelon’s Consolidated Balance Sheet.

•	Exelon continued to execute its divestiture strategy for Enterprises by selling three units of Exelon Services during the first quarter of 2004 for estimated sales proceeds of $3 million plus existing working capital and entering into an agreement in April 2004 to sell its investment in PECO TelCove, a communications joint venture, for estimated sales proceeds of $49 million. Exelon expects to close on the sale of the Chicago business of Exelon Thermal during the second quarter of 2004 and the Aladdin thermal facility during the second half of 2004.

      Financing Activities. Exelon repaid approximately $181 million of transition trust notes and $182 million of long-term debt, resulting in expected annual interest savings of $23 million. Exelon met all of its capital resource commitments with internally generated cash and expects to do so in the foreseeable future, absent new acquisitions. In January 2004, Exelon announced a 10% increase in its quarterly dividend on its common stock, from $0.50 to $0.55 per share, and approved a 2-for-1 stock split of its common stock. The record date for the stock split was April 19, 2004 and the distribution date will be May 5, 2004.

      Operations. On March 18, 2004, the Federal Energy Regulatory Commission (FERC) approved ComEd’s plan to complete the integration of its transmission facilities into PJM Interconnection (PJM) subject to the North American Electric Regulatory Commission (NERC) approval of PJM and Midwest ISO reliability plans to assure no adverse impacts. The NERC granted the required approval on April 2, 2004. On April 27, 2004, the FERC issued its order approving ComEd’s application to fully integrate into PJM on May 1, 2004. ComEd intends to accept the conditions in the FERC order and expects full integration to occur on that date. PECO and ComEd’s membership in PJM supports Exelon’s commitment to competitive wholesale electric markets and will provide Exelon the benefits of more transparent, liquid and competitive markets for the sale and purchase of electricity. Upon joining PJM, ComEd will begin to incur incremental administrative fees, which are expected to approximate $30 million annually. However, Exelon believes such costs will ultimately be more than offset by the benefits of full access to a wholesale competitive marketplace, but changes in market dynamics could affect the ultimate financial impact to Exelon.

      Generation’s nuclear fleet achieved a 90.5% capacity factor in the first quarter of 2004 compared to 94.4% in the first quarter of 2003 primarily as a result of increased outage days.

      Outlook for the Remainder of 2004 and Beyond. Exelon’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Exelon — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

	2004	2003	Variance	% Change

Operating revenues	$3,722	$4,074	$(352)	(8.6)%
Purchased power and fuel expense	1,398	1,737	(339)	(19.5)%
Operating and maintenance expense	1,115	1,109	6	0.5%
Operating income	716	757	(41)	(5.4)%
Other income and deductions	(193)	(360)	167	(46.4)%
Income before income taxes and cumulative effect of changes in accounting principles	523	397	126	31.7%
Income before cumulative effect of changes in accounting principles	374	249	125	50.2%
Cumulative effect of changes in accounting principles	32	112	(80)	(71.4)%
Net income	406	361	45	12.5%
Diluted earnings per share	1.22	1.11	0.11	9.9%

      Operating Revenues. Operating revenues decreased for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to decreased revenues at Enterprises due to the sale of the majority of the businesses of InfraSource, Inc. (InfraSource) during the third quarter of 2003, decreased competitive transition charge (CTC) collections at ComEd and Generation’s adoption of Emerging Issues Task Force (EITF) Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’ ” (EITF 03-11) in the first quarter of 2004 that changed the presentation of certain power transactions and decreased operating revenues by $213 million. The adoption of EITF 03-11 had no impact on net income. See further discussion of operating revenues by segment below.

      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased during the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to Generation’s adoption of EITF 03-11 during 2004 that changed the presentation of certain power transactions and resulted in a decrease in purchased power expense and fuel expense of $206 million and $7 million, respectively. In addition, purchased power decreased due to the Generation’s acquisition of the remaining 50% of AmerGen, which was only partially offset by an increase in fuel expense. Purchased power represented 23% of Generation’s total supply for the three months ended March 31, 2004 compared to 37% for the same period in 2003. See further discussion of purchased power and fuel expense by segment below.

      Operating and Maintenance Expense. Operating and maintenance expense decreased slightly for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to decreased expenses at Enterprises due to the sale of the majority of the businesses of InfraSource during the third quarter of 2003 and decreased expenses at Energy Delivery due to a charge recorded in 2003 related to an agreement with various Illinois retail market participants and other interested parties, partially offset by increased expenses at Generation due to the acquisition of the remaining 50% of AmerGen, generating assets placed into service after the first quarter of 2003 and investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities. See further discussion of operating and maintenance expenses by segment below.

      Operating Income. The decrease in operating income, exclusive of the changes in operating revenues, purchased power and fuel expense and operating and maintenance expense discussed above, was primarily due to an increase of $27 million in depreciation and amortization expense primarily at Energy Delivery and Generation, partially offset by a $5 million decrease in taxes other than income, primarily at Energy Delivery.

      Other Income and Deductions. Other income and deductions changed primarily due to an impairment charge of $200 million (before income taxes) recorded during the first quarter of 2003 related to Generation’s investment in Sithe. Equity in earnings of unconsolidated affiliates decreased by $42 million due to the acquisition of the remaining 50% of AmerGen in December 2003, the deconsolidation of certain financing trusts during 2003 and investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities. Interest expense and distributions on preferred securities of subsidiaries collectively decreased $13 million, primarily due to lower outstanding debt and refinancing of existing debt at lower interest rates at Energy Delivery, partially offset by increased interest expense at Generation.

      Effective Income Tax Rate. Exelon’s effective income tax rate decreased from 37% for the three months ended March 31, 2003 to 28% for the same period in 2004, primarily due to investments made in synthetic fuel producing facilities during the fourth quarter of 2003.

      Cumulative Effect of Changes in Accounting Principles. Net income for the three months ended March 31, 2004 reflects income of $32 million, net of income taxes, related to the consolidation of Sithe pursuant to FIN No. 46-R which resulted from the reversal of certain guarantees on behalf of Sithe that had been recorded at Generation prior to December 31, 2003, while net income for the three months ended March 31, 2003 reflects income of $112 million, net of income taxes, for the adoption of SFAS No. 143. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding the adoptions of FIN No. 46-R and SFAS No. 143.

Results of Operations by Business Segment

      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the three months ended March 31, 2004 and 2003 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) Before Cumulative Effect of Change in Accounting Principle by Business Segment

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Energy Delivery	$312	$325	$(13)	(4.0)%
Generation	67	(52)	119	n.m.
Enterprises	(16)	(17)	1	(5.9)%
Corporate	11	(7)	18	n.m.

Total	$374	$249	$125	50.2%

      n.m. — not meaningful

Net Income (Loss) by Business Segment

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Energy Delivery	$312	$330	$(18)	(5.5)%
Generation	99	56	43	76.8%
Enterprises	(16)	(18)	2	(11.1)%
Corporate	11	(7)	18	n.m.

Total	$406	$361	$45	12.5%

      n.m. — not meaningful

      Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. The information for the three months ended March 31, 2003 related to the Enterprises and Generation segments discussed below has not been adjusted to reflect the transfer of Exelon Energy Company from the Enterprises segment to the Generation segment. Exelon Energy Company reported the following results for the three months ended March 31, 2003:

Total revenues	$330
Intersegment revenues	6
Income (loss) before income taxes	(16)
Income taxes (benefit)	(6)
Net income (loss)	(10)

Results of Operations — Energy Delivery

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Operating revenues	$2,575	$2,642	$(67)	(2.5)%
Purchased power and fuel expense	1,179	1,191	(12)	(1.0)%
Operating and maintenance expense	352	400	(48)	(12.0)%
Depreciation and amortization expense	227	214	13	6.1%
Operating income	680	694	(14)	(2.0)%
Interest expense	183	196	(13)	(6.6)%
Income before income taxes and cumulative effect of a change in accounting principle	497	517	(20)	(3.9)%
Income before cumulative effect of a change in accounting principle	312	325	(13)	(4.0)%
Net income	312	330	(18)	(5.5)%

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

	Electric	Gas	Total Variance

Customer choice	$(82)	$—	$(82)
Weather	(30)	(7)	(37)
Volume	52	(7)	45
Rate changes and mix	(57)	69	12
Other effects	(6)	1	(5)

(Decrease) increase in operating revenues	$(123)	$56	$(67)

      Customer Choice. For the three months ended March 31, 2004 and 2003, 26% and 22%, respectively, of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers or under the ComEd Power Purchase Option (PPO). The decrease in electric retail revenues attributable to customer choice included a decrease in revenues of $56 million from customers in Illinois electing to purchase energy from an alternative retail energy supplier (ARES) or ComEd’s PPO and a decrease in revenues of $26 million from customers in Pennsylvania being assigned to or selecting an alternative electric generation supplier.

      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. Energy Delivery’s electric revenues were affected by unfavorable weather conditions resulting from milder winter weather in the first quarter of 2004. Heating degree-days in the ComEd and PECO service territories were 5% lower and 3% lower, respectively, for the three months ended March 31, 2004 as compared to the same period in 2003.

      Energy Delivery’s gas revenues were also affected by milder winter weather in the first quarter of 2004.

      Volume. ComEd’s electric revenues increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to an increased number of customers and increased usage per customer, primarily residential and large commercial and industrial. PECO’s electric operating revenues increased as a result of a higher delivery volume, exclusive of the effect of weather and customer choice, due to an increased usage per customer across all customer classes.

      Rate Changes and Mix. Energy Delivery’s electric revenues decreased $42 million at ComEd primarily due to decreased average energy rates under ComEd’s PPO as a result of lower wholesale market prices. Electric revenues decreased $15 million at PECO primarily as a result of rate mix due to changes in monthly usage patterns in all customer classes during 2004 as compared to 2003.

      Energy Delivery’s gas revenues increased due to increases in rates through Pennsylvania Public Utility Commission (PUC) approved changes to the purchased gas adjustment clause that became effective March 1, 2003, December 1, 2003 and March 1, 2004. The average purchased gas cost rate per million cubic feet for the three months ended March 31, 2004 was 43% higher than the rate for the same period in 2003. PECO’s purchased gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates.

      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

			Total
	Electric	Gas	Variance

Customer choice	$(78)	$—	$(78)
Weather	(11)	(4)	(15)
Prices	(13)	69	56
Volume	29	(7)	22
Other	2	1	3

(Decrease) increase in purchased power and fuel expense	$(71)	$59	$(12)

      Customer Choice. An increase in customer switching resulted in a reduction of purchased power expense, primarily due to ComEd’s non-residential customers electing to purchase energy from an ARES or ComEd’s PPO and PECO’s residential and small commercial and industrial customers selecting or being assigned to purchase energy from alternative energy suppliers.

      Weather. Energy Delivery’s purchased power and fuel expense decreased due to the effect of milder winter weather for the three months ended March 31, 2004 compared to the same period in 2003.

      Prices. Energy Delivery’s purchased power decreased for electric due to a decrease in the mix of on-peak/off-peak cost of electricity at ComEd. Fuel expense for gas increased due to higher gas prices.

      Volume. ComEd’s purchased power and fuel expense increased due to increases, exclusive of the effect of weather and customer choice, in the number of customers and average usage per customer, primarily residential and large commercial and industrial customers at ComEd. PECO’s electric purchased power and fuel expense increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to an increased usage per customer across all customer classes.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

Charge recorded at ComEd in 2003(a)	$(41)
Decreased payroll expense due to fewer employees(b)	(31)
Allowance for uncollectible accounts expense(d)	(10)
Higher corporate allocations(b,c)	28
Employee fringe benefits	8
Severance, pension and postretirement benefit costs associated with The Exelon Way	5
Other	(7)

Decrease in operating and maintenance expense	$(48)

(a)	In 2003, ComEd reached an agreement with various Illinois retail market participants and other interested parties.

(b)	Energy Delivery has fewer employees as a result of The Exelon Way terminations and restructuring initiatives.

(c)	Higher corporate allocations primarily result from payroll expenses and employee fringe benefits. To provide greater efficiencies, certain employees that provide services to ComEd and PECO were transferred to BSC, resulting in lower payroll expense at Energy Delivery but higher corporate allocations.

(d)	In 2004, PECO’s uncollectible accounts expense decreased by $8 million as a result of increased collection efforts and customer deposits.

      Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily due to increased competitive transition charge amortization of $7 million at PECO and increased depreciation of $5 million due to capital additions across Energy Delivery.

      Interest Expense. The reduction in interest expense was primarily due to scheduled principal payments and refinancing existing debt at lower rates.

Energy Delivery Operating Statistics and Revenue Detail

      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended March 31,

Retail Deliveries — (in gigawatthours (GWhs))(a)	2004	2003	Variance	% Change

Full service(b)
Residential	9,757	10,001	(244)	(2.4)%
Small commercial & industrial	6,817	7,407	(590)	(8.0)%
Large commercial & industrial	4,962	4,966	(4)	(0.1)%
Public authorities & electric railroads	1,469	1,669	(200)	(12.0)%

Total full service	23,005	24,043	(1,038)	(4.3)%

PPO (ComEd only)
Small commercial & industrial	731	793	(62)	(7.8)%
Large commercial & industrial	747	1,433	(686)	(47.9)%
Public authorities & electric railroads	434	537	(103)	(19.2)%

	1,912	2,763	(851)	(30.8)%

Delivery only(c)
Residential	582	264	318	120.5%
Small commercial & industrial	2,196	1,550	646	41.7%
Large commercial & industrial	3,090	2,042	1,048	51.3%
Public authorities & electric railroads	488	282	206	73.0%

	6,356	4,138	2,218	53.6%
Total PPO and delivery only	8,268	6,901	1,367	19.8%

Total retail deliveries	31,273	30,944	329	1.1%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking electric generation service under tariffed rates.

(c)	Delivery only service reflects customers receiving electric generation service from an alternative energy supplier.

	Three Months
	Ended March 31,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$874	$905	$(31)	(3.4)%
Small commercial & industrial	549	591	(42)	(7.1)%
Large commercial & industrial	330	340	(10)	(2.9)%
Public authorities & electric railroads	93	106	(13)	(12.3)%

Total full service	1,846	1,942	(96)	(4.9)%

PPO (ComEd only)(b)
Small commercial & industrial	48	50	(2)	(4.0)%
Large commercial & industrial	42	72	(30)	(41.7)%
Public authorities & electric railroads	22	27	(5)	(18.5)%

	112	149	(37)	(24.8)%

Delivery only(c)
Residential	42	17	25	147.1%
Small commercial & industrial	53	51	2	3.9%
Large commercial & industrial	44	54	(10)	(18.5)%
Public authorities & electric railroads	8	9	(1)	(11.1)%

	147	131	16	12.2%

Total PPO and delivery only	259	280	(21)	(7.5)%

Total electric retail revenues	2,105	2,222	(117)	(5.3)%

Wholesale and miscellaneous revenue(d)	126	132	(6)	(4.5)%

Total electric revenue	$2,231	$2,354	$(123)	(5.2)%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a competitive transition charge.

(b)	Revenue from customers choosing ComEd’s PPO includes on energy charge at market rates, transmission and distribution charges and a CTC.

(c)	Delivery only revenue reflects revenue from customers receiving electric generation service from an alternative energy supplier. Revenue from customers choosing an alternative energy supplier includes a distribution charge and a CTC. Transmission charges received from alternative energy suppliers are included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.

      Energy Delivery’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended March 31,

Deliveries to customers (in million cubic feet (mmcf))	2004	2003	Variance	% Change

Retail sales	29,803	31,460	(1,657)	(5.3)%
Transportation	7,132	8,166	(1,034)	(12.7)%

Total	36,935	39,626	(2,691)	(6.8)%

	Three Months
	Ended
	March 31,

Revenue	2004	2003	Variance	% Change

Retail sales	$328	$273	$55	20.1%
Transportation	5	5	—	—
Resales and other	11	10	1	10.0%

Total	$344	$288	$56	19.4%

Results of Operations — Generation

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Operating revenues	$1,953	$1,879	$74	3.9%
Purchased power and fuel expense	1,105	1,205	(100)	(8.3)%
Operating and maintenance expense	652	487	165	33.9%
Operating income	94	94	—	—
Income (loss) before income taxes and cumulative effect of changes in accounting principles	113	(73)	186	n.m.
Income (loss) before cumulative effect of changes in accounting principles	67	(52)	119	n.m.
Cumulative effect of changes in accounting principles	32	108	(76)	(70.4)%
Net income	99	56	43	76.8%

      n.m. — not meaningful

      Operating Revenues. The changes in Generation’s operating revenues for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

Retail gas revenue	$176
Energy Delivery and Exelon Energy Company	(111)
Market and retail electric sales	40
Other	(31)

Increase in operating revenues	$74

      Retail Gas Revenue. Retail revenue increased $176 million as a result of Exelon Energy Company retail operations, which were not included in Generation’s financial results in 2003.

      Energy Delivery and Exelon Energy Company. Revenue from sales to affiliates decreased primarily due to $55 million in lower volume sales to Energy Delivery, primarily due to Energy Delivery’s customers purchasing energy from alternative electric suppliers or ComEd’s PPO and unfavorable weather conditions in the ComEd and PECO service territories. Price increases in the PECO region partially offset by minimal price decreases in the ComEd region resulted in an overall $5 million increase in affiliate revenue due to price fluctuations.

      As a result of Exelon Energy Company’s assets and operations being transferred to Generation effective January 1, 2004, sales to Exelon Energy Company are no longer reported as affiliate revenue. Revenue from sales to Exelon Energy Company for the three months ended March 31, 2003 was $64 million.

      Market and Retail Electric Sales. The changes in Generation’s market and retail electric sales for the three months ended March 31, 2004 compared to the same period in 2003, consisted of the following:

Variance

Effects of EITF 03-11 adoption	$(206)
Boston Generating	117
Exelon Energy Company and AmerGen operations	78
Other operations	51

Increase in market and retail electric sales	$40

      Other. Revenues decreased for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to a $10 million decrease in fuel sales which is due primarily to gas sales in 2003 to Exelon Energy Company which is consolidated in 2004, as well as decreased coal sales year over year due to the unwinding of coal contracts, and the effects of adopting EITF 03-11, which calls for fuel expense to offset revenue derived from certain fossil fuel transactions. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for additional information regarding EITF 03-11. As a result, revenues and fuel expense were lowered by $7 million, of which $5 million was related to Boston Generating operations.

      Purchased Power and Fuel Expense. The changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

Volume	$(176)
Price	(96)
AmerGen and Exelon Energy Company	112
Midwest Generation	(23)
Boston Generating	108
Mark-to-market adjustments on hedging activity	8
Other	(33)

Decrease in purchased power and fuel expense	$(100)

      Volume. The decrease reflects the effects of adopting EITF 03-11, resulting in a decrease of $200 million. The decrease was partially offset by a $21 million increase in purchased power volume and a $3 million increase due to increased generation.

      Prices. The decrease reflects lower market prices of $48 million and lower average fossil fuel costs used for non-Boston Generating operations of $48 million during the three months ended March 31, 2004 as compared to the same period in 2003.

      AmerGen and Exelon Energy Company. As result of Generation’s acquisition of the remaining 50% interest in AmerGen and the transfer of Exelon Energy Company to Generation effective January 1, 2004, purchased power decreased $62 million and fuel expense increased $174 million. Generation recorded no related party purchased power for the quarter ended March 31, 2004. During the quarter ended March 31, 2003, Generation recorded $68 million for purchased power from AmerGen.

      Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation, as announced in 2003.

      Boston Generating. The Mystic 8 and 9 generating facilities began commercial operations during the second quarter of 2003, and the Fore River generating facilities began commercial operations during the third quarter of 2003. As a result, purchased power and fuel expense increased $121 million. The increase was offset by a decrease of $13 million related to the effects of adopting EITF 03-11.

      Hedging Activity. Mark-to-market losses on hedging activities were $39 million for the three months ended March 31, 2004 compared to losses of $31 million for the same period of 2003. Hedging activities in 2004 relating to non-Boston Generating accounted for a loss of $37 million, and Boston Generating operations in 2004 accounted for a loss of $2 million.

      Other. Other decreases in purchased power and fuel were primarily due to $21 million lower transmission expense resulting from reduced inter-region transmission and a $4 million decrease in intercompany purchased power expense.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

AmerGen and Exelon Energy Company(a)	$110
Refueling outage costs(b)	36
Boston Generating	20
Decommissioning accretion costs(c)	7
Co-owned facilities	5
Pension, payroll and benefit costs associated with The Exelon Way	(9)
Other	(4)

Increase in operating and maintenance expense	$165

(a)	Includes refueling outage expense of $24 million at AmerGen.

(b)	Refueling outage days increased from 50 days for the three months ended March 31, 2003 to 114 days during the same period in 2004.

(c)	Includes $10 million due to AmerGen asset retirement obligation accretion.

      Depreciation and Amortization. The increase in depreciation and amortization expense for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily attributable to $8 million of additional depreciation expense on capital additions placed in service after the first quarter of 2003, of which $3 million of expense was related to the Boston Generating facilities. In addition, depreciation and amortization expense increased $2 million due to increased amortization of long-term debt and capital leases.

      Effective Income Tax Rate. The effective income tax rate was 40.6% for the three months ended March 31, 2004 compared to 28.8% for the same period in 2003. This increase was primarily attributable to the impairments recorded in 2003 related to Generation’s investment in Sithe which resulted in a pre-tax loss. In addition, the rate increased due to the additional nuclear decommissioning investment income and its related taxes.

      Cumulative Effect of Changes in Accounting Principles. Cumulative effect of changes in accounting principles recorded during the three months ended March 31, 2004 and 2003 included $32 million, net of income taxes, recorded in 2004 related to the consolidation of Sithe pursuant to FIN No. 46-R which resulted from the reversal of certain guarantees on behalf of Sithe that had been recorded at Generation prior to December 31, 2003, and income of $108 million, net of income taxes, recorded in 2003 related to the adoption of SFAS No. 143. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of these effects.

Generation Operating Statistics

      Generation’s sales and the supply of these sales, excluding the trading portfolio, were as follows:

	Three Months
	Ended March 31,

Revenue	2004	2003	Variance	% Change

Energy Delivery and Exelon Energy Company(a)	$860	$965	$(105)	(10.9)%
Market and retail electric sales(b)	884	857	27	3.2%

Total energy sales revenue	1,744	1,822	(78)	(4.3)%

Retail gas sales	176	—	176	n.m.
Trading portfolio	—	(1)	1	(100.0)%
Other revenue	33	58	(25)	(43.1)%

Total revenue	$1,953	$1,879	$74	3.9%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

n.m. — not meaningful

	Three Months
	Ended,

Sales (in GWhs)	2004(c)	2003	Variance	% Change

Energy Delivery and Exelon Energy Company(a)	27,464	30,594	(3,130)	(10.2)%
Market and retail electric sales(b)	23,983	23,815	168	0.7%

Total sales	51,447	54,409	(2,962)	(5.4)%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Sales in 2004 do not include 5,453 GWhs, which are netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11.

	Three Months
	Ended March 31,

Supply Source (in GWhs)	2004(c)	2003	Variance	% Change

Nuclear generation(a)	33,411	29,330	4,081	13.9%
Purchases — non-trading portfolio(b)	11,691	20,029	(8,338)	(41.6)%
Fossil and hydro generation	6,345	5,050	1,295	25.6%

Total supply	51,447	54,409	(2,962)	(5.4)%

(a)	Excludes AmerGen in 2003. AmerGen generated 4,639 GWhs during the three months ended March 31, 2004.

(b)	Includes PPAs with AmerGen, which represented 2,488 GWhs in 2003.

(c)	Sales in 2004 do not include 5,453 GWhs, which are netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11.

      Trading volumes of 5,113 GWhs and 9,527 GWhs for the three months ended March 31, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced proprietary trading activity.

      Generation’s supply mix changed as a result of increased fossil generation due to the effect of Boston Generating’s Mystic units 8 and 9 and Fore River generating facilities becoming operational in the second and third quarter of 2003, which in total account for an increase of 2,266 GWhs, and as a result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003. All of the power generated by AmerGen plants is included in nuclear generation for 2004; previously, power obtained from AmerGen facilities was treated as purchased power. Purchased power from AmerGen during the three months ended March 31, 2003 was 2,488 GWhs.

      Generation’s average margin and other operating data for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months
	Ended March 31,

	2004	2003	% Change

	($/MWh)
Average revenue
Energy Delivery and Exelon Energy Company(a)	$31.31	$31.54	(0.7)%
Market and retail electric sales(b)	36.86	35.99	2.4%
Total — excluding the trading portfolio	33.90	33.49	1.2%
Average supply cost(c) — excluding the trading portfolio	$21.48	$22.06	(2.6)%
Average margin — excluding the trading portfolio	$12.42	$11.43	8.7%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Average supply cost includes purchased power, fuel costs and PPAs with AmerGen in 2003.

      Generation’s average margin, excluding the trading portfolio, increased due to higher market prices as a result of increased fuel prices and decreased average supply cost due to a decrease in purchased power and increased nuclear generation.

	Three Months
	Ended March 31,?

	2004	2003

Nuclear fleet capacity factor(a)	90.5%	94.4%
Nuclear fleet production cost per MWh(a)	$14.29	$12.80
Average purchased power cost for wholesale operations per MWh(b)	$44.48	$41.99

(a)	Includes AmerGen and excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSE&G).

(b)	Includes PPAs with AmerGen in 2003.

      Lower nuclear capacity factors and increased nuclear production costs are primarily due to 64 additional planned refueling outage days, resulting in a $60 million increase in planned outage costs in the three months ended March 31, 2004 as compared to the same period in 2003. There were four planned outages during the three months ended March 31, 2004, compared to two planned outages during the same period in 2003. The three months ended March 31, 2004 included five unplanned outages compared to three unplanned outages during the same period in 2003. Nuclear capacity factors were also affected by Quad Cities operating at lower than anticipated capacity levels.

      The Quad Cities units have intermittently been operating at pre-Extended Power Uprate (EPU) generation levels due to performance issues with their steam dryers. Exelon is currently evaluating data to determine when the units can return to EPU output levels. There is a continued risk that the Quad Cities units will not return to EPU operating levels in the near future. There is also a risk that additional expenditures will be required on these units to allow extended operations at the EPU output levels.

Results of Operations — Enterprises

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Operating revenues	$90	$580	$(490)	(84.5)%
Purchased power and fuel expense	—	339	(339)	(100.0)%
Operating and maintenance expense	106	256	(150)	(58.6)%
Depreciation and amortization expense	—	10	(10)	(100.0)%
Operating income (loss)	(20)	(27)	7	(25.9)%
Loss before income taxes and cumulative effect of change in accounting principle	(25)	(30)	5	(16.7)%
Loss before cumulative effect of change in accounting principle	(16)	(17)	1	(5.9)%
Net income (loss)	(16)	(18)	2	(11.1)%

      Operating Revenues. The changes in Enterprises’ operating revenues for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

Exelon Energy Company	$(330)
F & M Holdings, LLC(a)	(149)
Exelon Services	(11)

Decrease in operating revenues	$(490)

(a)	Includes the operations of former InfraSource businesses.

      Exelon Energy Company. Operating revenues decreased as a result of Exelon Energy Company becoming part of Generation effective January 1, 2004.

      F & M Holdings, LLC. Operating revenues decreased $117 million as a result of the sale of the majority of the InfraSource businesses in the third quarter of 2003. For the remaining businesses, F & M Holdings, LLC, operating revenues decreased $32 million as a result of the sale of certain businesses and the reduction of new business as a result of wind-down efforts.

      Exelon Services. Operating revenues decreased $14 million at Exelon Services due to unfavorable economic conditions in the construction market and the sale of certain Exelon Services business units. This decrease was partially offset by improved performance contracting activities of $3 million.

      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased as a result of Exelon Energy Company becoming part of Generation effective January 1, 2004.

      Operating and Maintenance Expense. The changes in Enterprises’ operating and maintenance expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

F & M Holdings, LLC(a)	$(131)
Exelon Services	(4)
Other	(15)

Decrease in operating and maintenance expense	$(150)

(a)	Includes the operations of former InfraSource businesses.

      F & M Holdings, LLC. Operating and maintenance expense decreased $111 million as a result of the sale of the majority of the InfraSource businesses in the third quarter of 2003. For the remaining businesses, F & M Holdings, LLC, operating and maintenance expense decreased $33 million as a result of wind-down efforts for these businesses. These decreases were partially offset by increased expense of $12 million due to margin deterioration on various construction projects.

      Exelon Services. Operating and maintenance expense decreased $4 million at Exelon Services due primarily to delays on mechanical construction projects resulting from poor economic conditions in the construction market and the sale of certain Exelon Services business units. This decrease was partially offset by additional costs from increased performance contracting activities of $2 million and other asset impairments of $2 million.

      Depreciation and Amortization. Depreciation and amortization expense decreased primarily as a result of the sale of the majority of the InfraSource businesses in the third quarter of 2003 and property, plant and equipment classified as held for sale.

      Effective Income Tax Rate. The effective income tax rate was 36.0% for the three months ended March 31, 2004 compared to 43.3% for the same period in 2003. The decrease in the effective tax rate was primarily attributable to impacts of state income tax adjustments in 2003.

      Divestiture of Businesses. In the first quarter of 2004, Enterprises sold three business units of Exelon Services. Cash proceeds to Enterprises from the sales were approximately $3 million. Enterprises recorded a net loss of $3 million before income taxes in other income and deductions on the sale.

      In December 2003, Enterprises signed an agreement to sell its Chicago business of Exelon Thermal for approximately $135 million, subject to working capital adjustments. The agreement to sell the Chicago thermal operations is subject to customary closing conditions and approval from the City of Chicago (Chicago) and is expected to close during the second quarter of 2004. The sale of the Aladdin thermal facility is expected to close during the second half of 2004. In April 2004, Enterprises signed an agreement to sell its investment in PECO TelCove, a communications joint venture, for $49 million. The agreement to sell is subject to customary closing conditions and various regulatory approvals and is expected to close during the second quarter of 2004.

      Enterprises continues to pursue the divestiture of other businesses; however, it may be unable to successfully implement its divestiture strategy of certain businesses for a number of reasons, including an inability to locate appropriate buyers or to negotiate acceptable terms for the transactions. In addition, the amount that Enterprises may realize from a divestiture is subject to fluctuating market conditions that may contribute to pricing and other terms that are materially different than expected and could result in a loss on the sale. Timing of any divestitures may positively or negatively affect the results of operations.

Liquidity and Capital Resources

      Exelon’s businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from Energy Delivery’s and Generation’s operations. The working capital deficit at March 31, 2004 is expected to be eliminated through the anticipated continuance of positive operating cash flows and the eventual elimination of the Boston Generating debt balance (included in liabilities held for sale) upon the sale of Boston Generating. The sale of Boston Generating will be substantively a non-cash transaction, with the Boston Generating credit facility continuing as a liability of Boston Generating at the time it is sold, without recourse to Exelon or Generation. See Note 3 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of the sale of Boston Generating. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing at reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Exelon no longer has access to the capital markets at reasonable terms, Exelon has access to $1.5 billion through revolving credit facilities that it currently utilizes to support its commercial paper programs. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Exelon primarily uses its capital resources to fund capital requirements, including construction, to repay maturing debt, to pay common stock dividends, to fund its pension obligations and to invest in new and existing ventures. Future acquisitions that Exelon may undertake may require external financing, which might include issuing Exelon common stock.

Cash Flows from Operating Activities

      Energy Delivery’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter. Energy Delivery’s future cash flows will be affected by its ability to achieve cost savings in operations and the impact of the economy, weather, customer choice and future regulatory proceedings on its revenues. Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Energy Delivery. Generation’s future cash flows from operating activities will be affected by future demand and market prices for energy and its ability to continue to produce and supply power at competitive costs.

      Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future. Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder Exelon’s ability to fund its business requirements.

      Cash flows from operations for the three months ended March 31, 2004 and 2003 were $851 million and $383 million, respectively. Changes in Exelon’s cash flows from operations are generally consistent with changes in its results of operations, and further adjusted by changes in working capital in the normal course of business.

      In addition to the items mentioned in Results of Operations, the following items affected Exelon’s operating cash flows for the three months ended March 31, 2004 and 2003:

•	Natural gas inventories and deferred natural gas costs decreased $71 million and $30 million, respectively, during the three months ended March 31, 2004 resulting in a $101 million increase to operating cash flows. During 2003, a decrease in natural gas inventories of $43 million partially offset by an increase in deferred natural gas costs of $28 million resulted in a $15 million increase in operating cash flow.

•	An increase in required deposits for energy trading activity of $118 million resulted from Generation exceeding its negotiated credit positions with counterparties during the three months ended March 31, 2003.

•	An income tax refund of $150 million increased cash from operations during the three months ended March 31, 2004. Income tax payments of $137 million and interest payments of $63 million contributed to the $217 million use of cash for accounts payable, accrued expenses and other current liabilities during 2003.

•	Discretionary tax-deductible pension plan payments were $143 million for the three months ended March 31, 2004 compared to $125 million for the same period in 2003. Additionally, $22 million and $15 million was contributed to the postretirement welfare benefit plans in the first quarter of 2004 and 2003, respectively.

      Exelon expects to contribute up to approximately $419 million to its pension plans in 2004. These contributions exclude benefit payments expected to be made directly from corporate assets. Of the $419 million expected to be contributed to the pension plans during 2004, $17 million is estimated to be needed to satisfy IRS minimum funding requirements.

      Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. As of March 31, 2004, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated

Balance Sheets with the majority allocated to the Consolidated Balance Sheets of ComEd and the remainder to the Consolidated Balance Sheets of Generation. The 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. Any required payments could be significant to the cash flows of Exelon. Exelon’s management believes Exelon’s reserve for interest, which has been established in the event that such positions are not sustained, reflects the most likely probable expected outcome in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). However, the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

Cash Flows from Investing Activities

      Cash flows used in investing activities for the three months ended March 31, 2004 and 2003 were $373 million and $383 million, respectively. The $10 million decrease in cash used in investing activities during the three months ended March 31, 2004 is primarily attributable to cash proceeds of $42 million received during the three months ended March 31, 2004 from the sale of three gas turbines at Generation that were classified as assets held for sale at December 31, 2003, partially offset by an increase in capital expenditures of $12 million and an increase in investments in nuclear decommissioning trust funds of $21 million over amounts invested during the same period in 2003. Additionally, on March 31, 2004, Exelon consolidated the assets and liabilities of Sithe under the provisions of FIN No. 46-R which resulted in an increase in cash of $19 million. See Note 2 and Note 4 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding the FIN No. 46-R consolidation of Sithe.

      Capital expenditures by business segment for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months
	Ended March 31,

	2004	2003

Energy Delivery	$226	$239
Generation	213	175
Enterprises	—	6
Corporate and other	—	7

Total capital expenditures	$439	$427

      Energy Delivery’s capital expenditures for the three months ended March 31, 2004 reflect continuing efforts to improve the reliability of its transmission and distribution systems and capital additions to support new business and customer growth. Exelon anticipates that Energy Delivery’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities or capital contributions from Exelon.

      Generation’s capital expenditures for the three months ended March 31, 2004 reflect additions and upgrades to existing facilities (including nuclear refueling outages), nuclear fuel and increases in capacity at existing plants. Generation’s capital expenditures for the three months ended March 31, 2003 reflect the construction of three Boston Generating facilities with capacity of 2,288 MWs of energy. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, Generation’s borrowings or capital contributions from Exelon.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the three months ended March 31, 2004 were $472 million compared to cash provided by financing activities for the three months ended March 31, 2003 of $34 million. See Note 7 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding debt issuances and retirements during the three months ended March 31, 2004.

      The cash dividend payments on common stock for the three months ended March 31, 2004 and 2003 were $181 million and $145 million, respectively. On January 27, 2004, the Exelon Board of Directors approved a 10% increase in the quarterly dividend to $0.55 per share. Payment of future dividends is subject to approval and declaration by the Board.

Credit Issues

      Exelon Credit Facility. Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by Exelon corporate holding company (Exelon Corporate) and by ComEd, PECO and Generation. Exelon Corporate participates, along with ComEd, PECO and Generation, in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon Corporate, ComEd, PECO and Generation and to issue letters of credit. The 364-day agreement includes a term-out option provision that allows a borrower to extend the maturity of revolving credit borrowings outstanding at the end of the 364-day period for one year. At March 31, 2004, Exelon Corporate, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

	Bank	Available	Outstanding
Borrower	Sublimit(a)	Capacity(b)	Commercial Paper

Exelon Corporate	$550	$529	$70
ComEd	100	66	—
PECO	250	221	81
Generation	600	449	165

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.

(b)	Available capacity represents primarily the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the Exelon Credit Facility.

      Interest rates on the advances under the credit facility are based on either the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing or prime. The maximum LIBOR adder would be 175 basis points. For the three months ended March 31, 2004, the average interest rate on notes payable was approximately 1.05%.

      The credit agreements require Exelon Corporate, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon Corporate and Generation, revenues from Exelon New England and interest on the debt of Exelon New England’s project subsidiaries. Exelon Corporate is measured at the Exelon consolidated level. The following table summarizes the minimum thresholds reflected in the credit agreement for the twelve-month period ended March 31, 2004:

	Exelon Corporate	ComEd	PECO	Generation

Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1

      At March 31, 2004, each of Exelon Corporate, ComEd, PECO and Generation were in compliance with the foregoing thresholds.

      Capital Structure. At March 31, 2004, Exelon’s, ComEd’s, PECO’s and Generation’s capital structure consisted of the following:

	Exelon
	Consolidated		ComEd(a)		PECO(a)		Generation

Long-term debt	40	%(b)	34%		21%		53	%(b)
Long-term debt to affiliates	24	(c)	15	(c)	61	(c)	—
Common equity	35		51		16		—
Member’s equity	—		—		—		41
Preferred securities	—		—		1		—
Notes payable	1		—		1		5
Minority interest	—		—		—		1

(a)	At March 31, 2004, ComEd’s capital structure, excluding the deduction from shareholders’ equity of the $219 million receivable from Exelon (which amount is deducted for GAAP purposes, as reflected in the table, but is excluded from the percentages in this footnote to reflect amounts expected to be received by ComEd from Exelon to pay future taxes), consisted of 33% long-term debt, 15% long-term debt to affiliates and 52% common equity. Likewise, PECO’s capital structure, excluding the deduction from shareholder’s equity of the $1.6 billion receivable from Exelon, consisted of 32% common equity, 1% notes payable, 1% preferred securities and 66% long-term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $1.0 billion Boston Generating project debt, classified as liabilities held for sale on the Consolidated Balance Sheets, and $1.2 billion of senior unsecured notes representing 9% and 33% of capitalization for Exelon and Generation, respectively.

(c)	Includes $6 billion, $2 billion and $4 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN No. 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of Energy Delivery or mandatorily redeemable preferred securities. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding FIN No. 46-R.

      Boston Generating Project Debt. Boston Generating has a $1.25 billion credit facility (Boston Generating Facility), which was entered into primarily to finance the development and construction of the Mystic 8 and 9 and Fore River generating facilities. Approximately $1.0 billion of debt was outstanding under the credit facility at March 31, 2004, all of which was reflected in Exelon’s Consolidated Balance Sheets as a liability held for sale. The Boston Generating Facility is non-recourse to Exelon and Generation and an event of default under the Boston Generating Facility does not constitute an event of default under any other of Exelon’s debt instruments or the debt instruments of Exelon’s subsidiaries.

      Exelon is in the process of the sale of Boston Generating, which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities. Exelon’s decision to transition out of the projects was made as a result of its evaluation of the projects and discussions with the lenders under the Boston Generating Facility. See Note 3 of the Condensed Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s ownership interest in Boston Generating to the lenders under the Boston Generating Facility.

      Intercompany Money Pool. To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by Exelon’s corporate treasurer. ComEd and its subsidiary, Commonwealth Edison of Indiana, Inc. (ComEd of Indiana), PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon Corporate and Unicom Investment, Inc., a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. During 2004, ComEd and PECO had various contributions to the money pool, and Generation and BSC had various loans from the money pool as described in the attached table:

			March 31, 2004
	Maximum	Maximum	Contributed
	Invested	Borrowed	(Borrowed)

ComEd	$487	$—	$226
PECO	162	—	—
Generation	—	407	(226)
BSC	—	197	—

      Sithe Long-Term Debt. At March 31, 2004, long-term debt of $850 million was consolidated in Exelon and Generation’s Consolidated Balance Sheets as a result of the adoption of FIN No. 46-R. See Note 2 and Note 4 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding the consolidation of Sithe and see Note 7 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding Sithe’s long-term debt and the annual maturities.

      Security Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the 2003 Form 10-K for a discussion of Exelon’s security ratings.

      Shelf Registration. As of March 31, 2004, Exelon, ComEd and PECO have current shelf registration statements for the sale of $3.2 billion of securities that are effective with the SEC. Each company’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

      PUHCA Restrictions. On April 1, 2004, Exelon obtained a new order from the SEC under the Public Utilities Holding Company Act of 1935 (PUHCA) authorizing through April 15, 2007, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding at December 31, 2003. The new financing order replaced a prior SEC order that expired on March 31, 2004 that authorized up to $4.0 billion of financing. As of March 31, 2004, there was $2.1 billion of financing authority remaining under the prior SEC order. The prior order limited Exelon’s short-term debt outstanding to $3.0 billion of the $4.0 billion total financing authority. The new order eliminates the short-term debt sub-limit restriction. The prior order also authorized Exelon to issue guarantees of up to $4.5 billion outstanding at any one time. The new order gives Exelon an additional $1.5 billion of guaranty authority. At March 31, 2004, Exelon had provided $2.0 billion of guarantees under the SEC order. See Contractual Obligations and Off-Balance Sheet Arrangements in this section for further discussion of guarantees. The SEC order requires Exelon to maintain a ratio of common equity to total capitalization (including securitization debt) of not less than 30%. At March 31, 2004, Exelon’s common equity ratio was 35%. Exelon expects that it will maintain a common equity ratio of at least 30%.

      Exelon is also limited by order of the SEC under PUHCA to an aggregate investment of $4.0 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At March 31, 2004, Exelon had invested $2.8 billion in EWGs, leaving $1.2 billion of investment authority under the order. In its April 1, 2004 financing order, the SEC authorized Exelon to invest $4 billion in EWGs and reserved jurisdiction over an additional $3.0 billion in investments in EWGs.

      Under applicable law, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. Under Illinois law, ComEd may not pay any dividend on its stock unless its earnings and earned surplus are sufficient to declare and pay same after provision is made for reasonable and proper reserves, or unless it has specific authorization from the Illinois Commerce Commission (ICC). Furthermore, a significant loss recorded at ComEd may limit the dividends that ComEd can distribute to

Exelon. At March 31, 2004, Exelon had retained earnings of $2.5 billion, including ComEd’s retained earnings of $962 million (of which $891 million had been appropriated for future dividend payments), PECO’s retained earnings of $586 million and Generation’s undistributed earnings of $647 million.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon’s, ComEd’s, PECO’s and Generation’s contractual obligations and commercial commitments as of March 31, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	In connection with the consolidation of Sithe pursuant to FIN No. 46-R, Generation maintains a $50 million non-debt letter of credit under its credit agreement.

•	See Note 7 and Note 17 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in the registrants’ respective debt from the amounts set forth in the 2003 Form 10-K.

COMMONWEALTH EDISON COMPANY

General

      ComEd operates in a single business segment and its operations consist of the regulated sale of electricity and distribution and transmission services in northern Illinois.

Executive Summary

      Financial Results. ComEd experienced an overall decline in net income of 7% in the first quarter of 2004. This decline primarily reflects lower collections of CTCs, partially offset by lower operating and maintenance expense compared to the first quarter of 2003 in which ComEd recorded charges associated with an agreement with various Illinois retail market participants and other interested parties.

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ComEd — Executive Summary” in the 2003 Form 10-K for a discussion of ComEd’s implementation of The Exelon Way.

      Financing Activities. ComEd repaid $176 million of long-term debt and made a $93 million payment on long-term debt to ComEd Transitional Funding Trust during the first quarter of 2004. ComEd met all of its capital resource commitments with internally generated cash and expects to do so in the foreseeable future.

      Operations. On March 18, 2004, the FERC approved ComEd’s plan to complete the integration of its transmission facilities into PJM subject to the NERC approval of PJM and Midwest ISO reliability plans to assure no adverse impacts. The NERC granted the required approval on April 2, 2004. On April 27, 2004, the FERC issued its order approving ComEd’s application to fully integrate into PJM on May 1, 2004. ComEd intends to accept the conditions in the FERC order and expects full integration to occur on that date. PECO and ComEd’s membership in PJM supports Exelon’s commitment to competitive wholesale electric markets and will provide Exelon the benefits of more transparent, liquid and competitive markets for the sale and purchase of electricity. Upon joining PJM, ComEd will begin to incur incremental administrative fees, which are expected to approximate $30 million annually.

      Outlook for the Remainder of 2004 and Beyond. ComEd’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ComEd — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Operating revenues	$1,336	$1,424	$(88)	(6.2)%
Operating expenses
Purchased power	533	578	(45)	(7.8)%
Operating and maintenance	217	261	(44)	(16.9)%
Depreciation and amortization	102	94	8	8.5%
Taxes other than income	79	80	(1)	(1.3)%

Total operating expense	931	1,013	(82)	(8.1)%

Operating income	405	411	(6)	(1.5)%

Other income and deductions
Interest expense	(106)	(110)	4	(3.6)%
Distributions on mandatorily redeemable preferred securities	—	(7)	7	(100.0)%
Equity in earnings (losses) of unconsolidated affiliates	(3)	—	(3)	n.m.
Other, net	9	22	(13)	(59.1)%

Total other income and deductions	(100)	(95)	(5)	5.3%

Income before income taxes and cumulative effect of a change in accounting principle	305	316	(11)	(3.5)%
Income taxes	123	126	(3)	(2.4)%

Net income before cumulative effect of a change in accounting principle	182	190	(8)	(4.2)%
Cumulative effect of a change in accounting principle	—	5	(5)	(100.0)%

Net income	$182	$195	$(13)	(6.7)%

n.m. —	not meaningful

Operating Revenues

      ComEd’s electric sales statistics were as follows:

	Three Months
	Ended March 31,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	7,013	6,886	127	1.8%
Small commercial & industrial	5,133	5,627	(494)	(8.8)%
Large commercial & industrial	1,345	1,484	(139)	(9.4)%
Public authorities & electric railroads	1,240	1,416	(176)	(12.4)%

Total full service	14,731	15,413	(682)	(4.4)%

PPO
Small commercial & industrial	731	793	(62)	(7.8)%
Large commercial & industrial	747	1,433	(686)	(47.9)%
Public authorities & electric railroads	434	537	(103)	(19.2)%

	1,912	2,763	(851)	(30.8)%

Delivery only(b)
Small commercial & industrial	1,772	1,348	424	31.5%
Large commercial & industrial	2,940	1,832	1,108	60.5%
Public authorities & electric railroads	488	282	206	73.0%

	5,200	3,462	1,738	50.2%

Total PPO and delivery only	7,112	6,225	887	14.2%

Total retail deliveries	21,843	21,638	205	0.9%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an ARES.

	Three Months
	Ended March 31,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$560	$546	$14	2.6%
Small commercial & industrial	373	397	(24)	(6.0)%
Large commercial & industrial	60	74	(14)	(18.9)%
Public authorities & electric railroads	73	84	(11)	(13.1)%

Total full service	1,066	1,101	(35)	(3.2)%

PPO(b)
Small commercial & industrial	48	50	(2)	(4.0)%
Large commercial & industrial	42	72	(30)	(41.7)%
Public authorities & electric railroads	22	27	(5)	(18.5)%

	112	149	(37)	(24.8)%

Delivery only(c)
Small commercial & industrial	33	41	(8)	(19.5)%
Large commercial & industrial	40	49	(9)	(18.4)%
Public authorities & electric railroads	8	9	(1)	(11.1)%

	81	99	(18)	(18.2)%

Total PPO and delivery only	193	248	(55)	(22.2)%

Total electric retail revenues	1,259	1,349	(90)	(6.7)%
Wholesale and miscellaneous revenue(d)	77	75	2	2.7%

Total electric revenue	$1,336	$1,424	$(88)	(6.2)%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(b)	Revenue from customers choosing ComEd’s PPO includes an energy charge at market rates, transmission and distribution charges and a CTC.

(c)	Delivery only revenue from customers choosing an ARES includes a distribution charge and a CTC charge. Transmission charges received from ARES are included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.

      The changes in electric retail revenues for the three months ended March 31, 2004, as compared to the same period in 2003, are attributable to the following:

Variance

Customer choice	$(56)
Rate changes	(42)
Weather	(23)
Volume	31

Electric retail revenue	$(90)

      Customer Choice. All ComEd customers have the choice to purchase energy from other suppliers. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd. However, as of March 31, 2004, no ARES has sought approval from the ICC, and no electric utilities have chosen, to enter the ComEd residential market for the supply of electricity.

      For the three months ended March 31, 2004, the energy provided by alternative suppliers was 5,200 GWhs, or 23.8%, as compared to 3,462 GWhs, or 16.0%, for the same period in 2003.

      The decrease in revenues reflects customers in Illinois electing to purchase energy from an ARES or the PPO. As of March 31, 2004, the number of retail customers that had elected to purchase energy from an ARES or the ComEd PPO was approximately 20,200 as compared to 22,700 as of March 31, 2003, representing less than 1% of total customers in each period. MWhs delivered to such customers increased from approximately 6.2 million for the three months ended March 31, 2003 to 7.1 million for three months ended March 31, 2004, or from 29% to 33% of total quarterly retail deliveries.

      Rate Changes. The $76 million decrease in ComEd’s collection of CTCs for the three months ended March 31, 2004 as compared to the same period in 2003 was due to a decrease in the CTC rates as a result of higher wholesale market prices of electricity, net of increased mitigation factors. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under ComEd’s PPO by $19 million and by increased average rates paid by residential customers of $5 million. Although residential rates are frozen through 2006, average residential rates fluctuate due to the usage patterns of customers. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity, net of increased mitigation factors, decreases the collection of CTCs as compared to the respective prior year period.

      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather conditions for the three months ended March 31, 2004 were unfavorable compared to the same period in 2003 as a result of milder winter weather in 2004. Heating degree-days decreased 5% for the three months ended March 31, 2004 compared to the same period in 2003, and were 2% lower than normal.

      Volume. Revenues from higher delivery volume, exclusive of weather, increased $31 million due to an increased usage per customer, primarily residential and large commercial and industrial.

      Wholesale and miscellaneous revenue for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 remained constant.

Purchased Power

      The decrease in purchased power expense was primarily attributable to a $52 million decrease as a result of customers choosing to purchase energy from an ARES, an $8 million decrease due to unfavorable weather conditions, and a $7 million decrease due to the mix of average pricing related to ComEd’s PPA with Generation partially offset by an increase of $15 million due to higher volume.

Operating and Maintenance

      The decrease in O&M expense was primarily attributable to a net one-time charge of $41 million in 2003 as a result of an agreement with various Illinois retail market participants and other interested parties (Agreement) and a decrease in payroll expenses at ComEd of $22 million due to fewer employees as a result of Exelon Way terminations and the centralization of key functions partially offset by $17 million due to higher corporate allocations and $8 million of higher employee fringe benefits in 2004. The increase in corporate allocations was driven by payroll expenses and employee fringe benefits resulting from the centralization of certain functions which transferred certain employees from ComEd to BSC in 2004.

Depreciation and Amortization

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Depreciation expense	$81	$75	$6	8.0%
Recoverable transition costs amortization	11	11	—	—
Other amortization expense	10	8	2	25.0%

Total depreciation and amortization	$102	$94	$8	8.5%

      The increase in depreciation expense is primarily due to higher property, plant and equipment balances.

      Recoverable transition costs amortization remained constant in the three months ended March 31, 2004 compared to the same period in 2003. ComEd expects to fully recover its recoverable transition costs regulatory asset balance of $120 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

Taxes Other Than Income

      Taxes other than income remained constant for three months ended March 31, 2004 as compared to the same period in 2003.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

      The aggregate of interest expense, interest expense to affiliates and distributions on mandatorily redeemable preferred securities decreased as a result of scheduled principal payments and refinancing existing debt at lower interest rates. Effective December 31, 2003, at the adoption of FIN No. 46-R, ComEd deconsolidated its financing trusts (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements). ComEd no longer records distributions on mandatorily redeemable preferred securities but records interest expense to affiliates related to ComEd’s obligations to the financing trusts.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      In 2004, ComEd has $3 million of equity in net loss of subsidiaries as a result of deconsolidating its financing trusts.

Other, Net

      The change in Other, net is primarily related to the reversal of a $12 million reserve for potential plant disallowance in 2003 at ComEd as a result of the Agreement (see Operating and Maintenance above).

Income Taxes

      The effective income tax rate was 40.3% for the three months ended March 31, 2004, compared to 39.9% for the three months ended March 31, 2003.

Cumulative Effect of a Change in Accounting Principle

      On January 1, 2003, ComEd adopted SFAS No. 143, resulting in income of $5 million.

Liquidity and Capital Resources

      ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to a revolving credit facility that ComEd currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund ComEd’s capital requirements, including construction, repayments of maturing debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities

      ComEd’s cash flows from operating activities primarily results from sales of electricity to a stable and diverse base of retail customers at fixed prices. ComEd’s future cash flows will be affected by its ability to achieve operating cost reductions, and the impact of the economy, weather and customer choice on its revenues. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements. Operating cash flows after 2006 could be negatively affected by changes in ComEd’s rate regulatory environment, although any effects are not expected to hinder ComEd’s ability to fund its business requirements.

      Cash flows from operations for the three months ended March 31, 2004 and 2003 were $299 million and $36 million, respectively. Changes in ComEd’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business.

      In addition to the items mentioned in Results of Operations, ComEd’s operating cash flows for the three months ended March 31, 2004 and 2003 were affected by the following items:

•	During the first quarter of 2003, ComEd made additional payments to Generation for amounts owed under the PPA. At March 31, 2004 and December 31, 2003, ComEd had accrued payments due to Generation under the PPA of $152 million and $171 million, respectively. At March 31, 2003 and December 31, 2002, ComEd had accrued payments due to Generation under the PPA of $154 million and $339 million, respectively.

•	Discretionary contributions by ComEd to Exelon’s defined benefit pension plans were $72 million for the three months ended March 31, 2004 compared to $59 million for the same period in 2003.

      ComEd participates in Exelon’s defined benefit pension plans. Exelon expects to contribute up to approximately $419 million to its pension plans in 2004, including $17 million to satisfy IRS minimum funding requirements, of which $216 million is expected to be funded by ComEd.

      ComEd has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of March 31, 2004, the majority of the deferred tax liabilities related to the fossil plant sale are reflected in ComEd’s Consolidated Balance Sheets with the remainder having been allocated to the Consolidated Balance Sheets of Generation in connection with Exelon’s 2001 corporate restructuring. The total 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. Any required payments could be significant to the cash flows of ComEd. ComEd’s management believes ComEd’s reserve for interest, which has been established in the event that such positions are not sustained, reflects the most likely probable expected outcome in accordance with SFAS No. 5. However, the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

Cash Flows from Investing Activities

      Cash flows from investing activities were $24 million for the three months ended March 31, 2004 compared to cash flows used in investing activities of $169 million for the same period in 2003. The increase in cash flows from investing activities was primarily attributable to $179 million of proceeds from an investment in the Exelon intercompany money pool and $22 million net changes in restricted cash. ComEd’s investing activities for the three months ended March 31, 2004 were funded primarily through operating activities.

      ComEd’s capital expenditures for the three months ended March 31, 2004 and 2003 were $178 million and $174 million, respectively. ComEd estimates that it will spend approximately $616 million in total capital expenditures for 2004. Approximately one half of the budgeted 2004 expenditures are for continuing efforts to improve the reliability of its transmission and distribution systems. The remaining amount is for capital additions to support new business and customer growth. ComEd anticipates that it will obtain financing, when necessary, through borrowings, the issuance of debt or preferred securities, or capital contributions from Exelon. ComEd’s proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the three months ended March 31, 2004 were $341 million as compared to cash flows from financing activities of $149 million in 2003. The increase in cash flows used in financing activities is primarily attributable to net changes in long-term debt of $592 million, partially offset by net changes in short-term debt of $26 million and interest-rate swap settlements of $43 million. Additionally, ComEd paid a $103 million dividend to Exelon during the three months ended March 31, 2004 compared to a $120 million dividend during the same period in 2003.

Credit Issues

      Exelon Credit Facility. ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon’s intercompany money pool. ComEd participates, along with Exelon Corporate, PECO and Generation, in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. These credit agreements, and ComEd’s participation therein, are described above under “Credit Issues — Exelon Credit Facility” in “Exelon Corporation — Liquidity and Capital Resources.”

      Capital Structure. ComEd’s capital structure at March 31, 2004 is described above under “Credit Issues — Capital Structure” in “Exelon Corporation — Liquidity and Capital Resources.”

      Intercompany Money Pool. A description of the intercompany money pool, and ComEd’s participation therein, is set forth above under “Credit Issues — Intercompany Money Pool” in “Exelon Corporation — Liquidity and Capital Resources.” During the three months ended March 31, 2004, ComEd earned $1 million in interest on its investments in the intercompany money pool.

      Security Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the 2003 Form 10-K for a discussion of ComEd’s security ratings.

      Shelf Registration. As of March 31, 2004, ComEd has a current shelf registration statement for the sale of $555 million of securities that is effective with the SEC. ComEd’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, ComEd’s current financial condition, its securities ratings and market conditions.

      Fund Transfer Restrictions. At March 31, 2004, ComEd had retained earnings of $962 million, of which $891 million had been appropriated for future dividend payments. See “Liquidity and Capital Resources — Credit Issues — Fund Transfer Restrictions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ComEd” in the 2003 Form 10-K for information regarding restrictions under Federal and Illinois law and under the agreements governing ComEd Financing II and III regarding dividend payments by ComEd. ComEd is precluded from lending or extending credit or indemnity to Exelon.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. ComEd’s contractual obligations and commercial commitments as of March 31, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	See Note 7 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in ComEd’s debt from the amounts set forth in the 2003 Form 10-K.

PECO ENERGY COMPANY

General

      PECO operates in a single business segment, and its operations consist of the regulated sale of electricity and distribution and transmission services in southeastern Pennsylvania and the sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

Executive Summary

      Financial Results. PECO experienced an overall decline in net income of 4% in the first quarter of 2004. This decline was a result of lower electric operating revenues net of purchased power, primarily due to lower full service residential and small commercial and industrial sales.

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — PECO — Executive Summary” in the 2003 Form 10-K for a discussion of PECO’s implementation of the Exelon Way. PECO recorded a severance charge of $5 million associated with the implementation of The Exelon Way for the three months ended March 31, 2004 and is considering whether it will incur additional severance related costs in future periods.

      Financing Activities. PECO repaid $88 million of long-term debt to PECO Energy Transition Trust. PECO met all of its capital resource commitments with internally generated cash and expects to do so in the foreseeable future.

      Outlook for the Remainder of 2004 and Beyond. PECO’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — PECO — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Operating revenues	$1,239	$1,217	$22	1.8%
Operating expenses
Purchased power	396	422	(26)	(6.2)%
Fuel	250	191	59	30.9%
Operating and maintenance	135	139	(4)	(2.9)%
Depreciation and amortization	125	120	5	4.2%
Taxes other than income	58	63	(5)	(7.9)%

Total operating expenses	964	935	29	3.1%

Operating income	275	282	(7)	(2.5)%

Other income and deductions
Interest expense	(14)	(86)	72	(83.7)%
Interest expense to affiliates	(63)	—	(63)	n.m.
Distributions on mandatorily redeemable preferred securities	—	(2)	2	(100.0)%
Equity in earnings (losses) of unconsolidated affiliates	(7)	—	(7)	n.m.
Other, net	2	9	(7)	(77.8)%

Total other income and deductions	(82)	(79)	(3)	3.8%

Income before income taxes	193	203	(10)	(4.9)%
Income taxes	62	66	(4)	(6.1)%

Net income	131	137	(6)	(4.4)%
Preferred stock dividends	1	2	(1)	(50.0)%

Net income on common stock	$130	$135	$(5)	(3.7)%

      n.m. — not meaningful

Operating Revenue

      PECO’s electric sales statistics were as follows:

	Three Months
	March 31,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	2,744	3,115	(371)	(11.9)%
Small commercial & industrial	1,684	1,780	(96)	(5.4)%
Large commercial & industrial	3,617	3,482	135	3.9%
Public authorities & electric railroads	229	253	(24)	(9.5)%

Total full service	8,274	8,630	(356)	(4.1)%

Delivery only(b)
Residential	582	264	318	120.5%
Small commercial & industrial	424	202	222	109.9%
Large commercial & industrial	150	210	(60)	(28.6)%
Public authorities & electric railroads(c)	—	—	—	—

Total delivery only	1,156	676	480	71.0%

Total retail deliveries	9,430	9,306	124	1.3%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative energy supplier.

(c)	PECO’s delivery only sales to Public Authorities and Electric Railroads were less than one GWh per quarter.

	Three Months
	Ended March 31,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$314	$359	$(45)	(12.5)%
Small commercial & industrial	176	194	(18)	(9.3)%
Large commercial & industrial	270	266	4	1.5%
Public authorities & electric railroads	20	22	(2)	(9.1)%

Total full service	780	841	(61)	(7.3)%

Delivery only(b)
Residential	42	17	25	147.1%
Small commercial & industrial	20	10	10	100.0%
Large commercial & industrial	4	6	(2)	(33.3)%
Public authorities & electric railroads(c)	—	—	—	—

Total delivery only	66	33	33	100.0%

Total electric retail revenues	846	874	(28)	(3.2)%
Wholesale and miscellaneous revenue(d)	49	55	(6)	(10.9)%

Total electric revenue	$895	$929	$(34)	(3.7)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC charge.

(b)	Delivery only revenue reflects revenue from customers receiving generation from an alternative supplier, which includes a distribution charge and a CTC charge.

(c)	PECO’s delivery only sales to Public Authorities and Electric Railroads were less than $1 million per quarter.

(d)	Wholesale and miscellaneous revenues include transmission revenue and other wholesale energy sales.

      The changes in electric retail revenues for the three months ended March 31, 2004, as compared to the same period in 2003, were as follows:

Variance

Customer choice	$(26)
Rate mix	(19)
Weather	(7)
Volume	20
Rate change	4

Retail revenue	$(28)

      Customer Choice. All PECO customers may choose to purchase energy from other suppliers. This choice generally does not affect kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.

      For the three months ended March 31, 2004, the energy provided by alternative suppliers was 1,156 GWhs, or 12.3%, as compared to 676 GWhs, or 7.3%, for the three months ended March 31, 2003. As of March 31, 2004, the number of customers served by alternative suppliers was 302,000, or 19.6%, as compared to 273,700, or 17.9%, as of March 31, 2003. The increase in both the energy provided by alternative suppliers and the number of customers served by alternative suppliers was due to the assignment of customers to alternative suppliers in 2003 as required by the PUC and PECO’s final electric restructuring order.

      Rate Mix. The decrease in revenues from rate mix was due to changes in monthly usage patterns in all customer classes during the three months ended March 31, 2004 as compared to the same period in 2003.

      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather conditions were unfavorable compared to the prior year as a result of milder winter weather during the quarter. Heating degree-days decreased 3% compared to the same period in 2003.

      Volume. Exclusive of the effect of weather conditions and customer choice, higher delivery volume related primarily to increased usage by all customer classes.

      Rate change. Revenues increased $4 million due to a scheduled phase-out of merger-related rate reductions. Under the settlement agreement entered into by PECO in 2000 relating to the PUC’s approval of the merger among PECO, Unicom Corporation, the former parent company of ComEd, and Exelon, PECO agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through 2005. Rates were reduced by $60 million per year in 2002 and 2003 and will be reduced by $40 million per year in 2004 and 2005.

      Electric wholesale and miscellaneous revenue decreased $6 million primarily due to lower transmission revenue from PJM.

      PECO’s gas sales statistics for the three months ended March 31, 2004 as compared to the same period in 2003 were as follows:

	Three Months
	Ended March 31,

Deliveries to customers (in mmcf)	2004	2003	Variance	% Change

Retail sales	29,803	31,460	(1,657)	(5.3)%
Transportation	7,132	8,166	(1,034)	(12.7)%

Total	36,935	39,626	(2,691)	(6.8)%

	Three Months
	Ended March 31,

Revenue	2004	2003	Variance	% Change

Retail sales	$328	$273	$55	20.1%
Transportation	5	5	—	—
Resales and other	11	10	1	10.0%

Total	$344	$288	$56	19.4%

      The changes in gas retail revenue for the three months ended March 31, 2004 as compared to the same period in 2003, were as follows:

Variance

Rate changes	$69
Volume	(7)
Weather	(7)

Total gas retail revenues	$55

      Rate Changes. The favorable variance in rates was attributable to increases in rates through PUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2003, December 1, 2003, and March 1, 2004. The average rate per mmcf for the three months ended March 31, 2004 was 43% higher than the rate for the same period in 2003. PECO’s gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates.

      Volume. Exclusive of the effect of weather conditions, revenues were lower in the three months ended March 31, 2004 compared to the same period in 2003 due primarily to decreased sales in the residential and small commercial and industrial classes.

      Weather. The weather conditions were unfavorable compared to the prior year as a result of milder winter weather during the quarter. Heating degree-days decreased 3% compared to the same period in 2003.

Purchased Power

      The decrease in purchased power expense was attributable to $26 million from customers in Pennsylvania assigned to or selecting an alternative electric generation supplier, $6 million of lower prices, a $5 million decrease in PJM transmission charges, and a $3 million decrease associated with lower sales due to unfavorable weather conditions, partially offset by an increase of $14 million related to increased sales exclusive of the effect of weather conditions.

Fuel

      The increase in fuel expense was primarily attributable to $69 million of higher gas costs, partially offset by a decrease of $7 million related to decreased sales exclusive of the effect of weather conditions and a $4 million decrease associated with lower sales due to unfavorable weather conditions.

Operating and Maintenance

      The decrease in operating and maintenance expense was primarily attributable to $9 million of lower payroll due to The Exelon Way and $8 million of lower expenses related to the allowance for uncollectible accounts due to increased collection efforts and customer deposits, partially offset by $11 million of higher corporate allocations and $5 million of severance and severance-related costs associated with The Exelon Way. The increase in corporate allocations was driven by payroll expenses and employee fringe benefits resulting from the centralization of certain functions which transferred certain employees from PECO to BSC in 2004.

Depreciation and Amortization

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Competitive transition charge amortization	$88	$81	$7	8.6%
Depreciation expense	33	33	—	—
Other amortization expense	4	6	(2)	(33.3)%

Total depreciation and amortization	$125	$120	$5	4.2%

      The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income

      The decrease in taxes other than income was primarily attributable to $3 million of lower capital stock tax and $1 million related to lower payroll taxes.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

      The aggregate of interest expense, interest expense to affiliates and distributions on mandatorily redeemable preferred securities decreased primarily due to lower outstanding debt and refinancing existing debt at lower rates. Effective December 31, 2003, at the adoption of FIN No. 46-R, PECO deconsolidated its financing trusts (see Note 2 of the Condensed Combined Notes to Consolidated Financial Statements). PECO no longer records distributions on mandatorily redeemable preferred securities but records interest expense to affiliates related to PECO’s obligations to the financing trusts.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      In 2004, PECO has $7 million in the equity in net loss of subsidiaries as a result of deconsolidating its financing trusts.

Other, Net

      The decrease was attributable to a $4 million decrease in interest income and a $3 million favorable settlement of a customer contract in 2003.

Income Taxes

      The effective tax rate was 32.1% for the three months ended March 31, 2004 as compared to 32.5% for the same period in 2003.

Liquidity and Capital Resources

      PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund PECO’s capital requirements, including construction, repayments of maturing debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities

      PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. PECO’s future cash flows will be affected by its ability to achieve operating cost reductions, and the impact of the economy and weather on its revenues. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future.

      Cash flows from operations for the three months ended March 31, 2004 and 2003 were $218 million and $96 million, respectively. Changes in PECO’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business.

      In addition to the items mentioned in Results of Operations, PECO’s operating cash flows for the three months ended March 31, 2004 and 2003 were affected by the following items:

•	Natural gas inventories and deferred natural gas costs decreased $30 million and $70 million, respectively, during the three months ended March 31, 2004 resulting in a $100 million increase to operating cash flows. During 2003, a decrease in natural gas inventories of $45 million partially offset by an increase in deferred natural gas costs of $28 million resulted in cash from operations of $17 million.

•	Discretionary contributions by PECO to Exelon’s defined benefit pension plans were $3 million during the three months ended March 31, 2004 compared to $6 million for the same period in 2003.

      PECO participates in Exelon’s defined benefit pension plans. Exelon expects to contribute up to approximately $419 million to its pension plans in 2004, including $17 million to satisfy IRS minimum funding requirements, of which $8 million is expected to be funded by PECO.

Cash Flows from Investing Activities

      Cash flows used in investing activities for the three months ended March 31, 2004 were $48 million compared to $77 million of cash flows provided by investing activities in 2003. The decrease in cash flows used in investing activities was primarily attributable to a change in restricted cash of $136 million and a decrease in capital expenditures of $17 million. PECO’s investing activities during the three months ended March 31, 2004 were funded primarily by operating activities.

      PECO’s projected capital expenditures for 2004 are $233 million. Approximately 60% of the budgeted 2004 expenditures are for additions to or upgrades of existing facilities, including reliability improvements. The remainder of the capital expenditures support customer and load growth. PECO anticipates that it will obtain financing, when necessary, through borrowings, the issuance of preferred securities, or capital contributions from Exelon. PECO’s proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the three months ended March 31, 2004 were $107 million compared to $132 million for the same period in 2003. Cash flows used in financing activities are primarily attributable to debt service and payment of dividends to Exelon. The decrease in cash flows used in financing activities was primarily attributable to decreased debt redemptions of $276 million, partially offset by decreased issuances of long-term debt of $250 million. PECO paid dividends of $91 million during the three months ended March 31, 2004 and 2003, respectively, of which $90 million and $89 million, respectively, were paid to Exelon.

Credit Issues

      Exelon Credit Facility. PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon’s intercompany money pool. PECO participates, along with Exelon Corporate, ComEd and Generation, in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. These credit agreements, and PECO’s participation therein, are described above under “Credit Issues — Exelon Credit Facility” in “Exelon Corporation — Liquidity and Capital Resources.”

      Capital Structure. PECO’s capital structure at March 31, 2004 is described above under “Credit Issues — Capital Structure” in “Exelon Corporation — Liquidity and Capital Resources.”

      Intercompany Money Pool. A description of the intercompany money pool, and PECO’s participation therein, is set forth above under “Credit Issues — Intercompany Money Pool” in “Exelon Corporation — Liquidity and Capital Resources.” During the three months ended March 31, 2004, PECO earned less than $1 million in interest from its investments in the intercompany money pool.

      Security Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the 2003 Form 10-K for a discussion of PECO’s security ratings.

      Shelf Registration. As of March 31, 2004, PECO has a current shelf registration statement for the sale of $625 million of securities that is effective with the SEC. PECO’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, PECO’s current financial condition, its securities ratings and market conditions.

      Fund Transfer Restrictions. At March 31, 2004, PECO had retained earnings of $586 million. See “Liquidity and Capital Resources — Credit Issues — Fund Transfer Restrictions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — PECO” in the 2003 Form 10-K for information regarding fund transfer restrictions.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. PECO’s contractual obligations and commercial commitments as of March 31, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	See Note 17 to the Condensed Combined Notes to Consolidated Financial Statements for discussion of material changes in PECO’s debt from the amounts set forth in the 2003 Form 10-K.

EXELON GENERATION COMPANY, LLC

General

      Generation operates as a single segment and consists of electric generating facilities, energy marketing operations, a 50% interest in Sithe and, effective January 1, 2004, the competitive retail sales business of Exelon Energy Company.

      Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. Generation’s results of operations have not been adjusted to reflect Exelon Energy Company as a part of Generation for 2003. Exelon Energy Company reported the following results for the three months ended March 31, 2003:

Total revenues	$330
Intersegment revenues	6
Income (loss) before income taxes	(16)
Income taxes (benefit)	(6)
Net income (loss)	(10)

Executive Summary

      Financial Results. Generation reported an overall increase in net income for the first quarter of 2004 as compared to the first quarter of 2003. This increase was primarily the result of the first quarter 2003 $200 million impairment charge of Generation’s investment in Sithe. Overall results were also affected by modest improvements in wholesale energy prices in 2004, which increased Generation’s energy margins. Generation’s revenue, net of purchased power and fuel, increased significantly in 2004 as compared to 2003, primarily as a result of the acquisition of the remaining 50% of AmerGen in December 2003, the transfer of Exelon Energy Company to Generation on January 1, 2004 and the commencement of commercial operations at Boston Generating’s Mystic 8 and 9 and Fore River generating facilities after the first quarter of 2003. In 2004, Generation recorded an after-tax gain of $32 million due to the adoption of FIN No. 46-R, which resulted in the consolidation of Sithe within Generation’s financial statements as of March 31, 2004, compared to an after-tax gain of $108 million recorded in 2003 upon the adoption of SFAS No. 143.

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generation — Executive Summary” in the 2003 Form 10-K for a discussion of Generation’s implementation of The Exelon Way. Generation released related reserves of $6 million during the first quarter of 2004. Based upon current estimates, Generation expects that 513 employees will be severed through 2004.

      Investment Strategy. Generation continues to follow a disciplined approach in investing to maximize the earnings and cash flows from its assets and businesses and to sell those that do not meet its goals.

      On February 23, 2004, Generation and the lenders under the Boston Generating Facility entered into a settlement that will result in the sale of Boston Generating, which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, and the transfer of responsibility for plant operations and power marketing activities to a special purpose entity owned by the lenders. Generation also settled certain litigation associated with the projects. Upon entering into the sale agreement with the lenders, the assets and liabilities of Boston Generating were classified as held for sale within Generation’s Consolidated Balance Sheet.

      Financing Activities. During the first quarter, Generation issued $165 million of commercial paper to fund operations, however, following the sale of Boston Generating, Generation expects to meet all of its capital resource commitments with internally generated cash for the foreseeable future, absent new acquisitions

      Operations. Generation’s nuclear fleet achieved a 90.5% capacity factor in the first quarter of 2004 compared to 94.4% in the first quarter of 2003, primarily as a result of an increased number of planned outages and outage days in 2004 as compared to 2003. Generation continued the integration of the AmerGen fleet into

Generation, following the 2003 acquisition of the remaining 50% interest in the venture, which was previously held by British Energy plc (British Energy).

      Outlook for the Remainder of 2004 and Beyond. Generation’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generation — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months
	Ended March 31,

	2004	2003	Variance	% Change

Operating revenues	$1,953	$1,879	$74	3.9%
Operating expenses
Purchased power	519	841	(322)	(38.3)%
Fuel	586	364	222	61.0%
Operating and maintenance	652	487	165	33.9%
Depreciation and amortization	55	45	10	22.2%
Taxes other than income	47	48	(1)	(2.1)%

Total operating expenses	1,859	1,785	74	4.1%

Operating income	94	94	—	—

Other income and deductions
Interest expense	(26)	(19)	(7)	36.8%
Equity in earnings (losses) of unconsolidated affiliates	(2)	19	(21)	(110.5)%
Other, net	47	(167)	214	(128.1)%

Total other income and deductions	19	(167)	186	(111.4)%

Income (loss) before income taxes	113	(73)	186	n.m.
Income tax expense (benefit)	46	(21)	67	n.m.

Income (loss) before cumulative effect of changes in accounting principles	67	(52)	119	n.m.
Cumulative effect of changes in accounting principles, net of income taxes	32	108	(76)	(70.4)%

Net income	$99	$56	$43	76.8%

n.m. — not meaningful

Operating Revenues

      For the three months ended March 31, 2004 and 2003, Generation’s sales were as follows:

	Three Months
	Ended March 31,

Revenue	2004	2003	Variance	% Change

Energy Delivery and Exelon Energy Company(a)	$860	$965	$(105)	(10.9)%
Market and retail electric sales(b)	884	857	27	3.2%

Total electric energy sales revenue	1,744	1,822	(78)	(4.3)%

Retail gas sales	176	—	176	n.m.
Trading portfolio	—	(1)	1	(100.0)%
Other revenue	33	58	(25)	(43.1)%

Total revenue	$1,953	$1,879	$74	3.9%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

n.m. —	not meaningful

	Three Months
	Ended,

Sales (in GWhs)	2004 (c)	2003	Variance	% Change

Energy Delivery and Exelon Energy Company(a)	27,464	30,594	(3,130)	(10.2)%
Market and retail electric sales(b)	23,983	23,815	168	0.7%

Total sales	51,447	54,409	(2,962)	(5.4)%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Sales in 2004 do not include 5,453 GWhs which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11.

      Trading volumes of 5,113 GWhs and 9,527 GWhs for the three months ended March 31, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced proprietary trading activity.

      Generation’s average margin and other operating data for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months
	Ended March 31,

($/MWh)	2004	2003	% Change

Average revenue
Energy Delivery and Exelon Energy Company(a)	$31.31	$31.54	(0.7)%
Market and retail electric sales(b)	36.86	35.99	2.4%
Total — excluding the trading portfolio	33.90	33.49	1.2%
Average supply cost(c) — excluding the trading portfolio	$21.48	$22.06	(2.6)%
Average margin — excluding the trading portfolio	$12.42	$11.43	8.7%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Average supply cost includes purchased power, fuel costs, and PPAs with AmerGen in 2003.

      Market and Retail Electric Sales. Market and retail electric sales increased $40 million for the three months ended March 31, 2004 compared to the same period in 2003, primarily resulting from the following:

Variance

Effects of EITF 03-11 adoption	$(206)
Boston Generating	117
Exelon Energy Company and AmerGen operations	78
Other operations	51

Increase in market and retail electric sales	$40

      Retail Gas Sales. Retail gas revenue increased $176 million as a result of Exelon Energy Company retail operations, which were not included in Generation’s financial results in 2003.

      Energy Delivery and Exelon Energy Company. As a result of Exelon Energy Company’s assets and operations being transferred to Generation effective January 1, 2004, sales to Exelon Energy Company are no longer reported as affiliate revenue. Revenue from sales to Exelon Energy Company for the three months ended March 31, 2003 was $64 million.

      Revenue from sales to affiliates decreased primarily due to lower volume sales to Energy Delivery of $55 million primarily due to customers electing to purchase energy from alternative electric suppliers or ComEd’s PPO and unfavorable weather conditions in the ComEd and PECO service territories. Price increases in the PECO region, partially offset by minimal price decreases in the ComEd region, resulted in a $5 million increase in affiliate revenue.

      Other. Revenues decreased for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to a $10 million decrease in fuel sales which is due primarily to gas sales in 2003 to Exelon Energy Company which is consolidated in 2004, as well as decreased coal sales year over year due to fewer coal contracts; and the effects of adopting EITF 03-11, which calls for fuel expense to offset revenue derived from certain fossil fuel transactions. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for additional information regarding EITF 03-11. As a result, revenues and fuel expense were lowered by $7 million, of which $5 million was related to Boston Generating operations.

Purchased Power and Fuel

      Generation’s supply source is summarized below:

	Three Months
	Ended March 31,

Supply Source (in GWhs)	2004(c)	2003	Variance	% Change

Nuclear generation(a)	33,411	29,330	4,081	13.9%
Purchases — non-trading portfolio(b)	11,691	20,029	(8,338)	(41.6)%
Fossil and hydro generation	6,345	5,050	1,295	25.6%

Total supply	51,447	54,409	(2,962)	(5.4)%

(a)	Excludes AmerGen for 2003. AmerGen generated 4,639 GWhs during the three months ended March 31, 2004.

(b)	Includes PPAs with AmerGen, which represented 2,488 GWhs in 2003.

(c)	Sales in 2004 do not include 5,453 GWhs, which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11.

      Generation’s supply mix changed as a result of increased fossil generation due to Boston Generating’s Mystic units 8 and 9 and Fore River generating facilities becoming operational in the second and third quarter of 2003, which in total account for an increase of 2,266 GWhs, and Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003. All of the power generated by AmerGen plants is included in nuclear generation for 2004; previously, power obtained from the AmerGen facilities was treated as purchased power. Purchased power from AmerGen during the three months ended March 31, 2003 was 2,488 GWhs.

      The changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

Volume	$(176)
Price	(96)
AmerGen and Exelon Energy Company	112
Midwest Generation	(23)
Boston Generating	108
Mark-to-market adjustments on hedging activity	8
Other	(33)

Decrease in purchased power and fuel expense	$(100)

      Volume. The decrease reflects the effects of adopting EITF 03-11, resulting in a decrease of $200 million. The decrease was partially offset by a $21 million increase in purchased power volume and a $3 million increase due to increased generation.

      Price. The decrease reflects lower market purchased power prices of $48 million and lower average fossil fuel costs used for non-Boston Generating operations of $48 million during the three months ended March 31, 2004 as compared to the same period in 2003.

      AmerGen and Exelon Energy Company. As result of Generation’s acquisition of the remaining 50% interest in AmerGen and the transfer of Exelon Energy Company to Generation effective January 1, 2004, purchased power decreased $62 million and fuel expense increased $174 million. Generation recorded no related party purchased power for the quarter ended March 31, 2004. During the quarter ended March 31, 2003, Generation recorded $68 million for purchased power from AmerGen.

      Midwest Generation. Generation decreased the volume of purchased power from Midwest Generation as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation.

      Boston Generating. The Mystic 8 and 9 generating facilities began commercial operations during the second quarter of 2003, and the Fore River generating facility began commercial operations during the third quarter of 2003. As a result, purchased power and fuel expense increased $121 million. The increase was partially offset by a decrease of $13 million related to the effects of adopting EITF 03-11.

      Hedging Activity. Mark-to-market losses on hedging activities were $39 million for the three months ended March 31, 2004 compared to losses of $31 million for the same period of 2003. Hedging activities in 2004 relating to non-Boston Generating accounted for a loss of $37 million, and non-Boston Generating operations in 2004 accounted for a loss of $2 million.

      Other. Other decreases in purchased power and fuel were primarily due to a $21 million decrease in transmission expense resulting from reduced inter-region transmission and a $4 million decrease in intercompany purchased power expense.

Operating and Maintenance

      The changes in operating and maintenance expense for the three months ended March 31, 2004 compared to the same period in 2003 consisted of the following:

Variance

AmerGen and Exelon Energy Company(a)	$110
Refueling outage costs(b)	36
Boston Generating	20
Decommissioning accretion costs(c)	7
Co-owned facilities	5
Pension, payroll and benefit costs associated with The Exelon Way	(9)
Other	(4)

Increase in operating and maintenance expense	$165

(a)	Includes refueling outage expenses of $24 million at AmerGen.

(b)	Refueling outage days increased from 50 days for the three months ended March 31, 2003 to 114 days during the same period in 2004.

(c)	Includes $10 million due to AmerGen asset retirement obligation accretion.

      Nuclear fleet operating data and purchased power costs data for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months
	Ended March 31,

	2004	2003

Nuclear fleet capacity factor(a)	90.5%	94.4%
Nuclear fleet production cost per MWh(a)	$14.29	$12.80
Average purchased power cost for wholesale operations per MWh(b)	$44.48	$41.99

(a)	Includes AmerGen and excluding Salem, which is operated by PSE&G.

(b)	Includes PPAs with AmerGen in 2003.

      Lower nuclear capacity factors and increased nuclear production costs were primarily due to 64 additional planned refueling outage days, resulting in a $60 million increase in planned outage costs, including $24 million of planned refueling outage costs at AmerGen, in the three months ended March 31, 2004 as compared to the same period in 2003. There were four planned outages during the three months ended March 31, 2004, compared to two planned outages during the same period in 2003. The three months ended March 31, 2004 included five unplanned outages compared to three unplanned outages during the same period in 2003. Nuclear capacity factors were also affected by Quad Cities operating at lower than anticipated capacity levels.

      The Quad Cities units have intermittently been operating at pre-Extended Power Uprate (EPU) generation levels due to performance issues with their steam dryers. Generation is currently evaluating data to determine when the units can return to EPU output levels. There is a continued risk that the Quad Cities units will not return to EPU operating levels in the near future. There is also a risk that additional expenditures will be required on these units to allow extended operations at the EPU output levels.

Depreciation and Amortization

      The increase in depreciation and amortization expense for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily attributable to $8 million of additional depreciation expense on capital additions placed in service after the first quarter of 2003, of which $3 million of expense is related to the Boston Generating facilities. In addition, depreciation and amortization expense increased $2 million due to increased amortization of long-term debt and capital leases.

Interest Expense

      The increase in interest expense was primarily due to the issuance of $500 million of Senior Notes in December 2003.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      The decrease in equity in earnings of unconsolidated affiliates was partially due to a $17 million decrease resulting from Generation’s consolidation of AmerGen in 2004 following the purchase of British Energy’s 50% interest in AmerGen in December 2003. See Note 3 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of Generation’s purchase of British Energy’s 50% interest in AmerGen. The decrease was also due to a $4 million decrease in Generation’s equity in earnings of Sithe. Sithe’s earnings were primarily affected by unfavorable mark-to-market activity.

Other, Net

      The increase in other, net was primarily due to a $200 million impairment charge during the three months ended March 31, 2003 as a result of a change in fair value of Generation’s investment in Sithe, and $11 million of nuclear decommissioning trust income related to AmerGen in 2004.

Income Taxes

      The effective income tax rate was 40.6% for the three months ended March 31, 2004 compared to 28.8% for the same period in 2003. This increase was primarily attributable to the impairment charges recorded in 2003 related to Generation’s investment in Sithe which resulted in a pre-tax loss. In addition, the rate increased due to the additional nuclear decommissioning investment income associated with AmerGen and its related taxes.

Cumulative Effect of Changes in Accounting Principles

      Net income for the three months ended March 31, 2004 reflects income of $32 million, net of income taxes, related to the consolidation of Sithe pursuant to FIN No. 46-R which resulted from the reversal of certain guarantees on behalf of Sithe that had been recorded at Generation prior to December 31, 2003, while net income for the three months ended March 31, 2003 reflects income of $108 million, net of income taxes, for the adoption of SFAS No. 143. See Note 2 of the Condensed Combined Notes to Consolidated Financial Statements for further information regarding the adoptions of FIN No. 46-R and SFAS No. 143.

Liquidity and Capital Resources

      Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool and/or capital contributions from Exelon. Generation’s working capital deficit at March 31, 2004 is expected to be eliminated with its anticipated continuance of positive operating cash flows and the eventual elimination of Boston Generating’s debt balance upon the sale of Boston Generating. The sale of Boston Generating will be substantively a non-cash transaction, with the Boston Generating credit facility continuing as a liability of Boston Generating at the time it is sold, without recourse to Exelon or Generation. See Note 3 of the Condensed Combined Notes to Consolidated Financial Statements for further discussion of the sale of Boston Generating. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to a revolving credit facility. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources are used primarily to fund Generation’s capital requirements, including construction, repayments of maturing debt, the payment of distributions to Exelon, contributions to Exelon’s pension plans and investments in new and existing ventures. Any future acquisitions could require external financing or borrowings or capital contributions from Exelon.

Cash Flows from Operating Activities

      Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Generation’s affiliated companies. Generation’s future cash flows from operating activities will be affected by future demand and market prices for energy and its ability to continue to produce and supply power at competitive costs. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flows, sufficient to meet operating and capital expenditures requirements for the foreseeable future.

      Cash flows from operations for the three months ended March 31, 2004 and 2003 were $202 million and $278 million, respectively. Changes in Generation’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business and non-cash charges.

      In addition to the items mentioned in Results of Operation, Generation’s operating cash flows for the three months ended March 31, 2004 were affected by the following items:

•	Sales to ComEd decreased in 2003 in line with the lower load requirements of the territory due to the customer choice initiative.

•	Discretionary contributions to Exelon’s defined benefit pension plans were $59 million for the three months ended March 31, 2004 compared to $50 million for the same period in 2003.

      Generation participates in Exelon’s defined benefit pension plans. Exelon expects to contribute up to approximately $419 million to its pension plans in 2004, including $17 million to satisfy IRS minimum funding requirements, of which $170 million is expected to be funded by Generation during 2004.

Cash Flows from Investing Activities

      Cash flows used in investing activities were $152 million and $272 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash used in investing activities during the three months ended March 31, 2004 is primarily attributable to $53 million of restricted cash used for Boston Generating operations during the three months ended March 31, 2004, compared to $56 million of restricted cash received during the three months ended March 31, 2003. In addition, Generation received $42 million during the three months ended March 31, 2004 from the sale of three gas turbines at Generation that were classified as assets held for sale at December 31, 2003. Generation’s capital expenditures for the three months ended March 31, 2004 and 2003 were $213 million and $175 million, respectively. Generation’s capital expenditures represent additions to nuclear fuel and additions and upgrades to existing facilities. Generation estimates that it will spend approximately $972 million in total capital expenditures in 2004. Generation anticipates that nuclear refueling outages will increase from eight in 2003 to ten in 2004. Generation’s capital expenditures are expected to be funded by internally generated funds.

Cash Flows from Financing Activities

      Cash flows used in financing activities were $108 million for the three months ended March 31, 2004, compared to $7 million cash provided in 2003. The increase in cash flows used in financing activities was primarily a result of the repayment of intercompany borrowings of $190 million during the three months ended March 31, 2004, compared to $6 million during the same period in 2003, and the partial repayment of the acquisition note payable to Sithe of $27 million. An additional use of cash was the payment of distributions to Exelon totaling $54 million. This use of cash was partially offset by the issuance of $165 million of commercial paper during the three months ended March 31, 2004.

Credit Issues

      Exelon Credit Facility. Generation meets its short-term liquidity requirements primarily through the issuance of commercial paper and intercompany borrowings from Exelon’s intercompany money pool. Generation participates, along with Exelon Corporate, ComEd and PECO, in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. These credit agreements, and Generation’s participation therein, are described above under “Credit Issues — Exelon Credit Facility” in “Exelon Corporation — Liquidity and Capital Resources.”

      Capital Structure. Generation’s capital structure at March 31, 2004 is described above under “Credit Issues — Capital Structure” in “Exelon Corporation — Liquidity and Capital Resources.”

      Boston Generating Project Debt. A description of this project financing, and the orderly transition out of the ownership of the related assets, is set forth above under “Credit Issues — Boston Generating Project Debt” in “Exelon Corporation — Liquidity and Capital Resources.”

      Intercompany Money Pool. A description of the intercompany money pool, and Generation’s participation therein, is set forth above under “Credit Issues — Intercompany Money Pool” in “Exelon Corporation — Liquidity and Capital Resources.” For the three months ended March 31, 2004, Generation paid $1 million in interest to the money pool.

      Sithe Long-Term Debt. A description of the Sithe long-term debt consolidated as a result of the adoption of FIN No. 46-R is set forth above under “Credit Issues — Sithe Long-Term Debt” in “Exelon Corporation — Liquidity and Capital Resources.”

      Security Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the 2003 Form 10-K for a discussion of Generation’s security ratings.

      Fund Transfer Restrictions. At March 31, 2004, Generation had undistributed earnings of $647 million. See “Liquidity and Capital Resources — Credit Issues — Fund Transfer Restrictions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generation” in the 2003 Form 10-K for information regarding fund transfer restrictions.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Generation’s contractual obligations and commercial commitments as of March 31, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	In connection with the transfer of Exelon Energy Company to Generation effective January 1, 2004, Generation acquired $162 million in energy marketing contract guarantees.

•	In connection with the consolidation of Sithe pursuant to FIN No. 46-R, Generation maintains a $50 million non-debt letter of credit under its credit agreement.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      Exelon is exposed to market risks associated with commodity prices, credit, interest rates and equity prices. The inherent risk in market-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, counterparty credit, interest rates and equity security prices. Exelon’s Risk Management Committee (RMC) sets forth risk management policy and objectives and establishes procedures for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning, vice president of strategy, vice president of audit services and officers from each of the business units. The RMC reports to the Exelon Board of Directors on the scope of Exelon’s derivative and risk management activities.

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

Normal Operations and Hedging Activities

      Electricity available from Generation’s owned or contracted generation supply in excess of its obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge its anticipated exposures. Generation has an estimated 90% hedge ratio in 2004 for its energy marketing portfolio. This hedge ratio represents the percentage of Generation’s forecasted aggregate annual generation supply that is committed to firm sales, including sales to Energy Delivery’s retail load. Energy Delivery’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods the amount hedged declines to meet our commitment to Energy Delivery. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any opportunistic efforts to mitigate market price exposure, the estimated market price exposure for Generation’s non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is approximately a $64 million decrease in net income. This sensitivity assumes a 90% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities

      Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of its overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The results of the trading portfolio for the first quarter of 2004 was a loss of less than $1 million (before taxes) which included a $1 million unrealized mark-to-market loss. The Value-at-Risk (VaR) on proprietary trading activity averaged $200,000 dollars of exposure over the last 18 months. Because of the diminutive nature of the trading portfolio in comparison to Generation’s total gross margin of $848 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the power marketing activities.

      Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Most non-trading contracts qualify for the normal purchases and normal sales exemption to SFAS No. 133 discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2003 Form 10-K. Those that do not are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in Other Comprehensive Income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts are recognized in earnings on a current basis.

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

      The following tables describe the drivers of Generation’s energy trading and marketing business and gross margin included in the income statement for the three months ended March 31, 2004 and 2003. Normal operations and hedging activities represent the marketing of electricity available from Generation’s owned or contracted generation, including Energy Delivery’s retail load, sold into the wholesale market. As the information in these tables highlights, mark-to-market activities represent a small portion of the overall gross margin for Generation. Accrual activities, including normal purchases and sales, account for the majority of the gross margin. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices. Further delineation of gross margin by the type of accounting treatment typically afforded each type of activity is also presented (i.e., mark-to-market vs. accrual accounting treatment).

	Three Months
	Ended March 31,

	2004	2003

Mark-to-market activities:
Unrealized mark-to-market gain/(loss)
Origination unrealized gain/(loss) at inception	$—	$—
Changes in fair value prior to settlements(a)	35	24
Changes in valuation techniques and assumptions	—	—
Reclassification to realized at settlement of contracts	(75)	(57)

Total change in unrealized fair value(b)	(40)	(33)
Realized net settlement of transactions subject to mark-to-market	75	57

Total mark-to-market activities gross margin	$35	$24

	Three Months
	Ended March 31,

	2004	2003

Accrual activities:
Accrual activities revenue	$1,395	$1,352
Hedge gains reclassified from OCI	501	398

Total revenue — accrual activities	1,896	1,750

Purchased power and fuel	458	597
Hedges of purchased power and fuel reclassified from OCI	625	503

Total purchased power and fuel	1,083	1,100

Total accrual activities gross margin	813	650

Total gross margin(c)	$848	$674

(a)	Includes hedge ineffectiveness of $1 million recorded in earnings.

(b)	Includes $1 million and $2 million of unrealized losses due to proprietary trading activity during the three months ended March 31, 2004 and 2003, respectively.

(c)	Total gross margin represents revenue, net of purchased power and fuel expense.

      The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2004 to March 31, 2004. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings, as shown in the previous table, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in Accumulated Other Comprehensive Income on the March 31, 2004 Consolidated Balance Sheet.

Total mark-to-market energy contract net assets at January 1, 2004	$(216)
Total change in fair value during 2004 of contracts recorded in earnings	33
Reclassification to realized at settlement of contracts recorded in earnings	(74)
Reclassification to realized at settlement from OCI	124
Effective portion of changes in fair value — recorded in OCI	(438)
Purchase/sale of existing contracts or portfolios subject to mark-to-market	144

Total mark-to-market energy contract net assets (liabilities) at March 31, 2004	$(427)

      The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

Current assets	$399	$322
Noncurrent assets	375	100

Total mark-to-market energy contract assets	774	422

Current liabilities	(811)	(505)
Noncurrent liabilities	(390)	(133)

Total mark-to-market energy contract liabilities	(1,201)	(638)

Total mark-to-market energy contract net assets (liabilities)	$(427)	$(216)

      The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask midpoint prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2004 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within

					2008 and	Total Fair
	2004	2005	2006	2007	Beyond	Value

Normal operations, qualifying cash-flow hedge contracts(a):
Actively quoted prices	$47	$1	$—	$—	$—	$48
Prices provided by other external sources	(361)	(177)	(31)	(7)	—	(576)

Total	$(314)	$(176)	$(31)	$(7)	$—	$(528)

Normal operations, other derivative contracts(b):
Actively quoted prices	$36	$1	$—	$—	$—	$37
Prices provided by other external sources	(71)	8	1	—	—	(62)
Prices based on model or other valuation methods	14	(5)	15	13	89	126

Total	$(21)	$4	$16	$13	$89	$101

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.

(b)	Mark-to-market gains and losses on other non-trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

      The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2004. The table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated other comprehensive income related to cash-flow hedges for the three months ended March 31, 2004, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge Other Comprehensive Income
	Activity, Net of Income Tax

	Normal
	Operations and	Interest Rate and	Total Cash
	Hedging Activities	Other Hedges(a)	Flow Hedges

Accumulated OCI derivative loss at January 1, 2004	$(133)	$(13)	$(146)
Changes in fair value	(266)	—	(266)
Reclassifications from OCI to net income	75	(4)	71
Exelon Energy Company opening balance	2	—	2
Sithe	—	(10)	(10)

Accumulated OCI derivative loss at March 31, 2004	$(322)	$(27)	$(349)

(a)	Includes interest rate hedges at Generation.

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

      The following tables provide information on Generation’s wholesale credit exposure, net of collateral, as of March 31, 2004. They further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Independent System Operators, which are discussed below.

	Total			Number Of	Net Exposure Of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$98	$15	$83	1	$18
Split rating	—	—	—	—	—
Non-investment grade	67	6	61	1	54
No external ratings
Internally rated — investment grade	15	—	15	—	—
Internally rated — non-investment grade	1	—	1	—	—

Total	$181	$21	$160	2	$72

(a)	Table does not include credit risk associated with Generation’s retail operations.

	Maturity of Credit Risk Exposure

			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$87	$11	$—	$98
Split rating	—	—	—	—
Non-investment grade	67	—	—	67
No external ratings
Internally rated — investment grade	15	—	—	15
Internally rated — non-investment grade	1	—	—	1

Total	$170	$11	$—	$181

(a)	Table does not include credit risk associated with Generation’s retail operations.

      Dynegy. Generation is a counterparty to Dynegy, Inc. (Dynegy) in various energy transactions. The credit ratings of Dynegy are below investment grade. As of March 31, 2004, Generation has credit risk associated with Dynegy through Generation’s investment in Sithe. Sithe is a 100% owner of the Independence generating station, a 1,028-MW gas-fired facility that has an energy-only long-term tolling agreement with Dynegy, with a related financial swap arrangement. As of March 31, 2004, Generation consolidated the assets and liabilities of Sithe in accordance with the provisions of FIN No. 46-R. As a result, Generation has recorded an asset of $156 million on its Consolidated Balance Sheets related to the fair market value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” If Dynegy were unable to fulfill the terms of this agreement, Generation would be required to impair this financial swap asset. Exelon estimates, as a 50% owner of Sithe, that the impairment would result in an after-tax reduction of its net income of approximately $28 million.

      In addition to the impairment of the financial swap asset, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation would likely incur a further impairment associated with the Independence plant. Depending upon the timing of Dynegy’s failure to fulfill its obligations and the outcome of any restructuring initiatives, Generation could realize an after-tax charge of up to $50 million. In the event of a sale of Generation’s investment in Sithe to a third party, proceeds from the sale could be negatively affected by up to $84 million, which would represent an after-tax loss of up to $50 million. Additionally, the future economic value of AmerGen’s purchased power arrangement with Illinois Power Company (Illinois Power), a subsidiary of Dynegy, could be affected by events related to Dynegy’s financial condition. In February 2004, Dynegy announced an agreement to sell Illinois Power to a third party, which, upon closing of the transaction, would reduce Generation’s credit risk associated with Dynegy.

      Additionally, the future economic value of AmerGen’s PPA with Illinois Power could be affected by events related to Dynegy’s financial condition. In February 2004, Dynegy announced an agreement to sell Illinois Power to a third party, which, upon closing of the transaction, would reduce Generation’s credit risk associated with Dynegy.

      Collateral. As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of express contractual provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of Generation’s situation at the time of the demand. If Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

      ISOs. Generation participates in the following established, real-time energy markets, which are administered by ISOs: PJM, ISO New England, New York ISO, California ISO, Midwest ISO, Inc., Southwest Power Pool, Inc. and Texas, which is administered by the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the ISOs. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by the ISOs, the ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on our financial condition, results of operations or net cash flows.

Interest Rate Risk

ComEd

      ComEd uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest-rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions. ComEd also utilizes forward-starting interest-rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financing. These strategies are employed to achieve a lower cost of capital. At March 31, 2004, ComEd did not have any interest-rate swaps designated as cash-flow hedges.

      ComEd has entered into fixed-to-floating interest-rate swaps in order to maintain its targeted percentage of variable-rate debt associated with fixed-rate debt issuances in the aggregate amount of $485 million. At March 31, 2004, these interest-rate swaps, designated as fair-value hedges, had an aggregate fair market value of $37 million based on the present value difference between the contract and market rates at March 31, 2004. If these derivative instruments had been terminated at March 31, 2004, this estimated fair value represents the amount that would be paid by the counterparties to ComEd.

      The aggregate fair value of the interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2004 is estimated to be $42 million in ComEd’s favor. If the derivative instrument had been terminated at March 31, 2004, this estimated fair value represents the amount the counterparties would pay ComEd.

      The aggregate fair value of the interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2004 is estimated to be $31 million in ComEd’s favor. If the derivative instrument had been terminated at March 31, 2004, this estimated fair value represents the amount the counterparties would pay ComEd.

      In April 2004, ComEd settled these interest-rate swaps designated as fair-value hedges for net proceeds of approximately $32 million. The proceeds will be amortized as a reduction to interest expense over the remaining life of the related debt.

PECO

      In March 2004, PECO entered into a forward-starting interest rate swap in the aggregate amount of $75 million to lock in interest rate levels in anticipation of a future financing. The debt issuance that this swap was hedging was considered probable in March 2004 and closed in April 2004; therefore, PECO accounted for this interest-rate swap transaction as a hedge. At March 31, 2004, this swap had an aggregate fair market value of less than $1 million based on the present value difference between the contract and market rates at March 31, 2004. If the derivative instrument had been terminated at March 31, 2004, this estimated fair value represents the amount the counterparties would pay PECO.

      The aggregate fair value of the interest-rate swap designated as a cash-flow hedge that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2004 is estimated to be $6 million in the counterparty’s favor. If the derivative instrument had been terminated at March 31, 2004, this estimated fair value represents the amount PECO would pay the counterparty.

      The aggregate fair value of the interest-rate swap designated as a cash-flow hedge that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2004 is estimated to be $6 million in PECO’s favor. If the derivative instrument had been terminated at March 31, 2004, this estimated fair value represents the amount the counterparty would pay PECO.

      In April 2004, PECO settled this interest-rate swap designated as a cash-flow hedge for net proceeds of approximately $5 million. The proceeds were recorded in other comprehensive income and are being amortized over the life of the debt issuance.

Generation

      Generation uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Generation also uses interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. These strategies are employed to achieve a lower cost of capital. As of March 31, 2004, a hypothetical 10% increase in the interest rates associated with variable-rate debt would not have a material impact on Generation’s pre-tax earnings.

      Under the terms of the Boston Generating Facility, Boston Generating was required to effectively fix the interest rate on 50% of borrowings under the facility through its maturity in 2007. In January 2004, the counterparties terminated the interest-rate swaps with Boston Generating. The total net value of these swaps as of the respective termination dates was $82 million, which is a net payable to the counterparties. The Boston Generating Facility and the related cost of interest rate swaps are non-recourse to Exelon and Generation and an event of default under the Boston Generating Facility does not constitute an event of default under any other of Exelon’s debt instruments or the debt instruments of Exelon’s subsidiaries.

Equity Price Risk

Generation

      Generation maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning its nuclear plants. As of March 31, 2004, decommissioning trust funds are reflected at fair value on Generation’s Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $291 million reduction in the fair value of the trust assets.

Item 4.	Controls and Procedures

      During the first quarter of 2004, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarization and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Each registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. A registrant’s access and ability to apply its disclosure controls and procedures to unconsolidated entities and entities that are consolidated under FIN No. 46-R may be more limited than is the case for majority-owned subsidiaries.

      Accordingly, as of March 31, 2004, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

ComEd

      See “Retail Rate Law” within the litigation section of Note 13 of the Condensed Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Generation

      See “Raytheon and Mitsubishi Litigation,” “Clean Air Act” and “Oyster Creek” within the litigation section of Note 13 of the Condensed Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Item 3.	Defaults Upon Senior Securities

(a)	Generation

      See “Boston Generating Facility” of Note 7 of the Condensed Combined Notes to Consolidated Financial Statements for a description of the event of default under the Boston Generating Facility.

Item 5.	Other Information

(a)	ComEd

      See Note 6 of the Condensed Combined Notes to Consolidated Financial Statements for a discussion of regulatory developments.

(b)	Exelon, ComEd, PECO and Generation

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	—	Michael B. Bemis separation letter, dated December 19, 2003. Filed on behalf of ComEd and PECO.

      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed by the following officers for the following companies:

31-1	—	Filed by John W. Rowe for Exelon Corporation
31-2	—	Filed by Robert S. Shapard for Exelon Corporation
31-3	—	Filed by John L. Skolds for Commonwealth Edison Company
31-4	—	Filed by J. Barry Mitchell for Commonwealth Edison Company
31-5	—	Filed by John L. Skolds for PECO Energy Company
31-6	—	Filed by J. Barry Mitchell for PECO Energy Company
31-7	—	Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
31-8	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed by the following officers for the following companies:

32-1	—	Filed by John W. Rowe for Exelon Corporation
32-2	—	Filed by Robert S. Shapard for Exelon Corporation
32-3	—	Filed by John L. Skolds for Commonwealth Edison Company
32-4	—	Filed by J. Barry Mitchell for Commonwealth Edison Company
32-5	—	Filed by John L. Skolds for PECO Energy Company
32-6	—	Filed by J. Barry Mitchell for PECO Energy Company
32-7	—	Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
32-8	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

      (b) Reports on Form 8-K:

      Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the three months ended March 31, 2004 regarding the following items:

Date of Earliest
Event Reported	Description of Item Reported

January 27, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon announcing the declaration of a quarterly dividend and a 2-for-1 stock split.
January 29, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon announcing the election of Honorable Nelson A. Diaz to the board of directors.
February 20, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon regarding certain financial information of Exelon Corporation and Subsidiary Companies. The exhibits under “ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS” filed for Exelon include Consent of the Independent Public Accountants, Selected Financial Data, Market for Registrant’s Common Equity and Related Stockholder Matters, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data.
February 23, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon and Generation regarding a settlement with the lenders under the Boston Generating Facility and the resolution of certain disputes associated with the projects of Boston Generating.
February 26, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon regarding a structured, prearranged trading plan established by John W. Rowe, Chairman and Chief Executive Officer of Exelon.

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

April 28, 2004

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/s/ JOHN L. SKOLDS John L. Skolds	President, Exelon Energy Delivery (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ DUANE M. DESPARTE Duane M. DesParte	Vice President and Controller, Exelon Energy Delivery (Principal Accounting Officer)

/s/ FRANK M. CLARK Frank M. Clark	President, ComEd

April 28, 2004

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/s/ JOHN L. SKOLDS John L. Skolds	President, Exelon Energy Delivery (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ DUANE M. DESPARTE Duane M. DesParte	Vice President and Controller, Exelon Energy Delivery (Principal Accounting Officer)

/s/ DENIS P. O’BRIEN Denis P. O’Brien	President, PECO

April 28, 2004

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/s/ OLIVER D. KINGSLEY JR. Oliver D. Kingsley Jr.	Chief Executive Officer and President (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ JON D. VEURINK Jon D. Veurink	Vice President and Controller (Principal Accounting Officer)

April 28, 2004