Form 10-Q
period 2004-06-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2004-07-28
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2004

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

      The number of shares outstanding of each registrant’s common stock as of June 30, 2004 was:

Exelon Corporation Common Stock, without par value	660,149,965
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,486
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	not applicable

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation     Yes ☑          No ☐     Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.

PAGE INTENTIONALLY LEFT BLANK

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

PAGE INTENTIONALLY LEFT BLANK

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(In millions, except per share data)
Operating revenues	$3,550	$3,721	$7,272	$7,795
Operating expenses
Purchased power	673	746	1,234	1,586
Purchased power from AmerGen Energy Company, LLC	—	110	—	177
Fuel	538	531	1,374	1,356
Operating and maintenance	1,056	1,100	2,165	2,212
Depreciation and amortization	315	275	616	549
Taxes other than income	185	159	378	358

Total operating expenses	2,767	2,921	5,767	6,238

Operating income	783	800	1,505	1,557

Other income and deductions
Interest expense	(156)	(217)	(286)	(437)
Interest expense to affiliates	(90)	(3)	(183)	(6)
Distributions on preferred securities of subsidiaries	(1)	(10)	(2)	(22)
Equity in earnings (losses) of unconsolidated affiliates	(31)	15	(55)	33
Other, net	230	10	287	(131)

Total other income and deductions	(48)	(205)	(239)	(563)

Income before income taxes, minority interest and cumulative effect of changes in accounting principles	735	595	1,266	994
Income taxes	226	222	376	370

Income before minority interest and cumulative effect of changes in accounting principles	509	373	890	624
Minority interest	12	(1)	11	(3)

Income before cumulative effect of changes in accounting principles	521	372	901	621
Cumulative effect of changes in accounting principles (net of income taxes of $22 and $69 for the six months ended June 30, 2004 and 2003, respectively)	—	—	32	112

Net income	521	372	933	733

Other comprehensive income (loss) (net of income taxes)
Change in net unrealized gain (loss) on cash-flow hedges	50	62	(154)	(84)
Foreign currency translation adjustment	(4)	1	(2)	2
Unrealized gain (loss) on marketable securities	(31)	3	22	(2)
SFAS No. 143 transition adjustment	—	—	—	168
Interest in other comprehensive income (loss) of unconsolidated affiliates	—	17	(8)	8

Total other comprehensive income (loss)	15	83	(142)	92

Total comprehensive income	$536	$455	$791	$825

Average shares of common stock outstanding — Basic	661	650	660	649

Average shares of common stock outstanding — Diluted	667	655	666	653

Earnings per average common share — Basic:
Income before cumulative effect of changes in accounting principles	$0.79	$0.57	$1.36	$0.96
Cumulative effect of changes in accounting principles	—	—	0.05	0.17

Net income	$0.79	$0.57	$1.41	$1.13

Earnings per average common share — Diluted:
Income before cumulative effect of changes in accounting principles	$0.78	$0.57	$1.35	$0.95
Cumulative effect of changes in accounting principles	—	—	0.05	0.17

Net income	$0.78	$0.57	$1.40	$1.12

Dividends per common share	$0.28	$0.23	$0.55	$0.46

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$933	$733
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and accretion, including nuclear fuel	930	846
Cumulative effect of changes in accounting principles (net of income taxes)	(32)	(112)
Impairment of investments	1	238
Impairment of goodwill and other long-lived assets	—	53
Deferred income taxes and amortization of investment tax credits	154	(100)
Provision for uncollectible accounts	39	43
Equity in losses (earnings) of unconsolidated affiliates	55	(33)
Gains on sales of investments and wholly-owned subsidiaries	(155)	—
Net realized losses (gains) on nuclear decommissioning trust funds	1	(12)
Other operating activities	(16)	52
Changes in assets and liabilities
Receivables	269	70
Inventories	14	(16)
Other current assets	(66)	(219)
Accounts payable, accrued expenses and other current liabilities	(134)	(143)
Net realized and unrealized mark-to-market and hedging transactions	54	76
Pension and non-pension postretirement benefits obligations	(175)	(146)
Other noncurrent assets and liabilities	35	(38)

Net cash flows provided by operating activities	1,907	1,292

Cash flows from investing activities
Capital expenditures	(844)	(1,019)
Proceeds from liquidated damages	—	86
Proceeds from nuclear decommissioning trust fund sales	1,042	1,262
Investment in nuclear decommissioning trust funds	(1,178)	(1,368)
Note receivable from unconsolidated affiliate	—	35
Proceeds from sales of investments and wholly-owned subsidiaries	227	6
Change in restricted cash	(2)	(29)
Net cash increase from consolidation of Sithe Energies, Inc.	19	—
Other investing activities	67	11

Net cash flows used in investing activities	(669)	(1,016)

Cash flows from financing activities
Issuance of long-term debt	75	1,813
Retirement of long-term debt	(312)	(1,479)
Retirement of long-term debt to financing affiliates	(345)	—
Change in short-term debt	(65)	(100)
Issuance of mandatorily redeemable preferred securities	—	300
Retirement of mandatorily redeemable preferred securities	—	(300)
Payment on acquisition note payable to Sithe Energies, Inc.	(27)	(210)
Dividends paid on common stock	(364)	(285)
Proceeds from employee stock plans	140	91
Purchase of treasury stock	(75)	—
Other financing activities	36	(85)

Net cash flows used in financing activities	(937)	(255)

Increase in cash and cash equivalents	301	21
Cash and cash equivalents at beginning of period	493	469

Cash and cash equivalents, including cash classified as held for sale	794	490
Cash classified as held for sale on the consolidated balance sheet	—	(26)

Cash and cash equivalents at end of period	$794	$464

Supplemental cash flow information
Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$85	$—

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$794	$493
Restricted cash and investments	179	97
Accounts receivable, net
Customer	1,645	1,567
Other	403	582
Mark-to-market derivative assets	433	337
Inventories, at average cost
Fossil fuel	165	212
Materials and supplies	318	310
Notes receivable from affiliate	—	92
Deferred income taxes	145	162
Assets held for sale	20	242
Other	449	413

Total current assets	4,551	4,507

Property, plant and equipment, net	20,228	20,630
Deferred debits and other assets
Regulatory assets	5,038	5,226
Nuclear decommissioning trust funds	4,890	4,721
Investments	922	955
Goodwill	4,714	4,719
Mark-to-market derivative assets	391	133
Other	1,368	991

Total deferred debits and other assets	17,323	16,745

Total assets	$42,102	$41,882

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Commercial paper	$261	$326
Note payable to Sithe Energies, Inc.	—	90
Long-term debt due within one year	177	1,385
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	478	470
Accounts payable	1,221	1,238
Mark-to-market derivative liabilities	805	584
Accrued expenses	1,080	1,166
Liabilities held for sale	14	61
Other	293	306

Total current liabilities	4,329	5,626

Long-term debt	8,672	7,889
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	4,702	5,055
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes	4,580	4,360
Unamortized investment tax credits	281	288
Asset retirement obligation	3,100	2,997
Pension obligations	1,445	1,668
Non-pension postretirement benefits obligations	1,102	1,053
Spent nuclear fuel obligation	872	867
Regulatory liabilities	1,967	1,891
Mark-to-market derivative liabilities	425	141
Other	919	912

Total deferred credits and other liabilities	14,691	14,177

Total liabilities	32,939	33,292

Commitments and contingencies
Minority interest of consolidated subsidiaries	50	—
Preferred securities of subsidiaries	87	87
Shareholders’ equity
Common stock	7,463	7,292
Treasury stock, at cost	(75)	—
Retained earnings	2,889	2,320
Accumulated other comprehensive income (loss)	(1,251)	(1,109)

Total shareholders’ equity	9,026	8,503

Total liabilities and shareholders’ equity	$42,102	$41,882

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(In millions)
Operating revenues
Operating revenues	$1,397	$1,345	$2,722	$2,756
Operating revenues from affiliates	6	16	17	29

Total operating revenues	1,403	1,361	2,739	2,785

Operating expenses
Purchased power	60	5	65	11
Purchased power from affiliate	514	528	1,043	1,099
Operating and maintenance	178	197	348	431
Operating and maintenance from affiliates	45	24	90	52
Depreciation and amortization	103	96	205	190
Taxes other than income	72	68	151	148

Total operating expenses	972	918	1,902	1,931

Operating income	431	443	837	854

Other income and deductions
Interest expense	(68)	(106)	(144)	(215)
Interest expense to affiliates	(28)	—	(58)	—
Distributions on mandatorily redeemable preferred securities	—	(6)	—	(14)
Equity in (losses) of unconsolidated affiliates	(6)	—	(9)	—
Interest income from affiliates	5	7	11	13
Other, net	2	5	6	21

Total other income and deductions	(95)	(100)	(194)	(195)

Income before income taxes and cumulative effect of a change in accounting principle	336	343	643	659
Income taxes	132	138	255	263

Income before cumulative effect of a change in accounting principle	204	205	388	396
Cumulative effect of a change in accounting principle (net of income taxes of $0)	—	—	—	5

Net income	204	205	388	401

Other comprehensive income (loss) (net of income taxes)
Change in net unrealized gain (loss) on cash-flow hedges	—	(3)	—	28
Unrealized gain on marketable securities	—	1	—	1
Foreign currency translation adjustment	—	1	—	2

Total other comprehensive income (loss)	—	(1)	—	31

Total comprehensive income	$204	$204	$388	$432

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$388	$401
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	205	190
Cumulative effect of a change in accounting principle (net of income taxes)	—	(5)
Deferred income taxes and amortization of investment tax credits	86	60
Provision for uncollectible accounts	16	20
Equity in losses of unconsolidated affiliates	9	—
Other operating activities	24	25
Changes in assets and liabilities
Receivables	(38)	9
Inventories	(1)	2
Accounts payable, accrued expenses and other current liabilities	12	(115)
Receivables and payables to affiliates	15	(155)
Other current assets	5	(2)
Pension and non-pension postretirement benefits obligations	(93)	(72)
Other noncurrent assets and liabilities	(26)	11

Net cash flows provided by operating activities	602	369

Cash flows from investing activities
Capital expenditures	(369)	(355)
Changes in Exelon intercompany money pool investment	207	(165)
Change in restricted cash	18	(18)
Other investing activities	11	14

Net cash flows used in investing activities	(133)	(524)

Cash flows from financing activities
Issuance of long-term debt	—	1,135
Retirement of long-term debt	(178)	(662)
Retirement of long-term debt to ComEd Transitional Funding Trust	(179)	—
Issuance of mandatorily redeemable preferred securities	—	200
Retirement of mandatorily redeemable preferred securities	—	(200)
Change in short-term debt	—	(71)
Dividends paid on common stock	(207)	(211)
Contributions from parent	62	61
Settlement of cash-flow and fair-value hedges	26	(51)
Other financing activities	—	(28)

Net cash flows (used in) provided by financing activities	(476)	173

(Decrease) increase in cash and cash equivalents	(7)	18
Cash and cash equivalents at beginning of period	34	16

Cash and cash equivalents at end of period	$27	$34

Supplemental cash flow information
Noncash investing and financing activities:
Adoption of SFAS No. 143 — adjustment to other paid in capital and goodwill	$—	$210

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$27	$34
Restricted cash	2	20
Accounts receivable, net
Customer	720	683
Other	53	68
Inventories, at average cost	44	43
Deferred income taxes	5	6
Receivables from affiliates	22	23
Investment in Exelon intercompany money pool	198	405
Other	26	31

Total current assets	1,097	1,313

Property, plant and equipment, net	9,288	9,096
Deferred debits and other assets
Investments	37	36
Investment in affiliates	63	73
Goodwill	4,714	4,719
Receivables from affiliates	2,300	2,271
Pension asset	117	4
Other	394	453

Total deferred debits and other assets	7,625	7,556

Total assets	$18,010	$17,965

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$59	$236
Long-term debt to ComEd Transitional Funding Trust due within one year	307	317
Accounts payable	184	170
Accrued expenses	526	540
Payables to affiliates	222	207
Customer deposits	80	78
Other	12	9

Total current liabilities	1,390	1,557

Long-term debt	4,158	4,167
Long-term debt to ComEd Transitional Funding Trust	1,190	1,359
Long-term debt to other affiliates	361	361
Deferred credits and other liabilities
Deferred income taxes	1,775	1,686
Unamortized investment tax credits	47	48
Non-pension postretirement benefits obligation	210	190
Payables to affiliates	27	28
Regulatory liabilities	1,967	1,891
Other	300	336

Total deferred credits and other liabilities	4,326	4,179

Total liabilities	11,425	11,623

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Preference stock	7	7
Other paid in capital	4,115	4,115
Receivable from parent	(188)	(250)
Retained earnings	1,064	883
Accumulated other comprehensive income (loss)	(1)	(1)

Total shareholders’ equity	6,585	6,342

Total liabilities and shareholders’ equity	$18,010	$17,965

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(In millions)
Operating revenues
Operating revenues	$1,027	$958	$2,262	$2,173
Operating revenues from affiliates	5	3	9	5

Total operating revenues	1,032	961	2,271	2,178

Operating expenses
Purchased power	53	62	100	127
Purchased power from affiliate	349	324	699	681
Fuel	76	67	325	257
Fuel from affiliate	7	—	7	—
Operating and maintenance	104	110	215	236
Operating and maintenance from affiliates	28	11	51	25
Depreciation and amortization	125	116	250	236
Taxes other than income	60	47	118	110

Total operating expenses	802	737	1,765	1,672

Operating income	230	224	506	506
Other income and deductions
Interest expense	(14)	(83)	(28)	(168)
Interest expense to affiliates	(62)	—	(125)	—
Distributions on mandatorily redeemable preferred securities	—	(2)	—	(5)
Equity in losses of unconsolidated affiliates	(7)	—	(13)	—
Other, net	3	1	5	10

Total other income and deductions	(80)	(84)	(161)	(163)

Income before income taxes	150	140	345	343
Income taxes	50	52	112	119

Net income	100	88	233	224
Preferred stock dividends	1	2	2	3

Net income on common stock	$99	$86	$231	$221

Other comprehensive income (net of income taxes)
Net income	$100	$88	$233	$224
Other comprehensive income (net of income taxes):
Change in net unrealized gain on cash-flow hedges	2	—	3	—
Unrealized gain on marketable securities	—	—	1	—

Total other comprehensive income	2	—	4	—

Total comprehensive income	$102	$88	$237	$224

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$233	$224
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	250	236
Deferred income taxes and amortization of investment tax credits	(95)	(28)
Provision for uncollectible accounts	19	21
Equity in losses of unconsolidated affiliates	13	—
Other operating activities	(4)	5
Changes in assets and liabilities
Receivables	21	48
Receivables and payables to affiliates	21	27
Inventories	24	(1)
Accounts payable, accrued expenses and other current liabilities	56	11
Prepaid taxes	(96)	(91)
Deferred energy costs	56	(24)
Other current assets	(2)	(4)
Pension and non-pension postretirement benefits obligations	15	16
Other noncurrent assets and liabilities	(2)	(15)

Net cash flows provided by operating activities	509	425

Cash flows from investing activities
Capital expenditures	(105)	(132)
Changes in Exelon intercompany money pool investment	(35)	—
Change in restricted cash	—	28
Other investing activities	3	6

Net cash flows used in investing activities	(137)	(98)

Cash flows from financing activities
Issuance of long-term debt	75	450
Retirement of long-term debt	(75)	(592)
Retirement of long-term debt to PECO Energy Transition Trust	(166)	—
Change in short-term debt	(46)	(30)
Issuance of mandatorily redeemable preferred securities	—	100
Retirement of mandatorily redeemable preferred securities	—	(50)
Retirement of preferred stock	—	(50)
Dividends paid on preferred and common stock	(182)	(168)
Contribution from parent	71	17
Other financing activities	6	(6)

Net cash flows used in financing activities	(317)	(329)

Increase (decrease) in cash and cash equivalents	55	(2)
Cash and cash equivalents at beginning of period	44	63

Cash and cash equivalents at end of period	$99	$61

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$99	$44
Accounts receivable, net
Customer	318	363
Other	32	27
Inventories, at average cost
Gas	76	99
Materials and supplies	6	7
Investment in Exelon intercompany money pool	35	—
Deferred income taxes	81	64
Deferred energy costs	25	81
Prepaid taxes	97	1
Other	12	10

Total current assets	781	696

Property, plant and equipment, net	4,286	4,256
Deferred debits and other assets
Regulatory assets	5,038	5,226
Investments	20	20
Investment in affiliates	114	123
Receivables from affiliates	35	13
Pension asset	76	68
Other	10	8

Total deferred debits and other assets	5,293	5,458

Total assets	$10,360	$10,410

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Commercial paper	$—	$46
Payables to affiliates	170	150
Long-term debt to PECO Energy Transition Trust due within one year	171	153
Accounts payable	74	92
Accrued expenses	310	237
Other	36	35

Total current liabilities	761	713

Long-term debt	1,360	1,359
Long-term debt to PECO Energy Transition Trust	3,512	3,696
Long-term debt to other affiliates	184	184
Deferred credits and other liabilities
Deferred income taxes	2,925	2,986
Unamortized investment tax credits	20	22
Non-pension postretirement benefits obligation	310	287
Other	146	147

Total deferred credits and other liabilities	3,401	3,442

Total liabilities	9,218	9,394

Commitments and contingencies
Shareholders’ equity
Common stock	2,000	1,999
Receivable from parent	(1,553)	(1,623)
Preferred stock	87	87
Retained earnings	597	546
Accumulated other comprehensive income	11	7

Total shareholders’ equity	1,142	1,016

Total liabilities and shareholders’ equity	$10,360	$10,410

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(In millions)
Operating revenues
Operating revenues	$1,077	$990	$2,150	$1,876
Operating revenues from affiliates	871	896	1,750	1,889

Total operating revenues	1,948	1,886	3,900	3,765

Operating expenses
Purchased power	560	675	1,069	1,436
Purchased power from affiliates	3	125	12	206
Fuel	462	348	1,048	706
Operating and maintenance	554	411	1,139	861
Operating and maintenance from affiliates	69	40	134	82
Depreciation and amortization	69	46	124	91
Taxes other than income	48	40	95	88

Total operating expenses	1,765	1,685	3,621	3,470

Operating income	183	201	279	295

Other income and deductions
Interest expense	(50)	(16)	(75)	(30)
Interest expense to affiliates	(1)	(4)	(2)	(8)
Equity in earnings (losses) of unconsolidated affiliates	—	18	(2)	37
Other, net	134	34	183	(132)

Total other income and deductions	83	32	104	(133)

Income before income taxes, minority interest and cumulative effect of changes in accounting principles	266	233	383	162
Income taxes	100	91	146	71

Income before minority interest and cumulative effect of changes in accounting principles	166	142	237	91
Minority interest	12	—	11	(2)

Income before cumulative effect of changes in accounting principles	178	142	248	89
Cumulative effect of changes in accounting principles (net of income taxes of $22 and $70 for the six months ended June 30, 2004 and 2003, respectively)	—	—	32	108

Net income	178	142	280	197

Other comprehensive income (loss) (net of income taxes)
Change in net unrealized gain (loss) on cash-flow hedges	48	64	(147)	(116)
Unrealized gain (loss) on marketable securities	(31)	2	8	(3)
Foreign currency translation adjustment	(4)	—	(4)	—
SFAS No. 143 transition adjustment	—	—	—	168
Interest in other comprehensive income of unconsolidated affiliates	—	17	2	8

Total other comprehensive income (loss)	13	83	(141)	57

Total comprehensive income	$191	$225	$139	$254

     See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003
(In millions)
Cash flows from operating activities
Net income	$280	$197
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and accretion, including nuclear fuel	438	388
Cumulative effect of changes in accounting principles (net of income taxes)	(32)	(108)
Gain on sale of investment	(90)	—
Impairment of investment	—	200
Impairment of long-lived assets	—	5
Deferred income taxes and amortization of investment tax credits	148	(107)
Provision for uncollectible accounts	2	1
Equity in (earnings) losses of unconsolidated affiliates	2	(37)
Net realized losses (gains) on nuclear decommissioning trust funds	1	(12)
Other operating activities	15	1
Changes in assets and liabilities
Receivables	(108)	(112)
Receivables and payables to affiliates, net	(35)	238
Inventories	(10)	(19)
Accounts payable, accrued expenses and other current liabilities	24	10
Other current assets	(15)	(104)
Net realized and unrealized mark-to-market and hedging transactions	39	76
Pension and non-pension postretirement benefits obligations	(59)	(59)
Other noncurrent assets and liabilities	16	(19)

Net cash flows provided by operating activities	616	539

Cash flows from investing activities
Capital expenditures	(366)	(510)
Proceeds from liquidated damages	—	86
Proceeds from nuclear decommissioning trust fund sales	1,042	1,262
Investment in nuclear decommissioning trust funds	(1,178)	(1,368)
Note receivable from affiliate	—	35
Net cash increase from consolidation of Sithe Energies, Inc. and Exelon Energy Company	24	—
Change in restricted cash	(18)	(38)
Other investing activities	58	(1)

Net cash flows used in investing activities	(438)	(534)

Cash flows from financing activities
Issuance of long-term debt	—	211
Retirement of long-term debt	(4)	(3)
Change in short-term debt	211	—
Payment on acquisition note payable to Sithe Energies, Inc.	(27)	(210)
Changes in Exelon intercompany money pool borrowings	(218)	165
Change in note payable, affiliate	—	(107)
Distribution to member	(109)	(45)
Other financing activities	6	—

Net cash flows (used in) provided by financing activities	(141)	11

Increase in cash and cash equivalents	37	16
Cash and cash equivalents at beginning of period	158	58

Cash and cash equivalents at end of period	$195	$74

Supplemental cash flow information
Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$85	$—
Contribution of Exelon Energy Company from Exelon Corporation	(9)	—
Distribution to member	—	17

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$195	$158
Restricted cash	173	75
Accounts receivable, net
Customer	575	389
Other	444	402
Mark-to-market derivative assets	433	322
Receivables from affiliates	335	421
Inventories, at average cost
Fossil fuel	90	98
Materials and supplies	267	259
Notes receivable	6	5
Deferred income taxes	43	40
Assets held for sale	9	36
Other	222	233

Total current assets	2,792	2,438

Property, plant and equipment, net	6,493	7,106
Deferred debits and other assets
Nuclear decommissioning trust funds	4,890	4,721
Investments	98	65
Receivable from affiliate	22	22
Pension asset	173	79
Mark-to-market derivative asset	390	100
Other	544	118

Total deferred debits and other assets	6,117	5,105

Total assets	$15,402	$14,649

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In millions)
Liabilities and member’s equity
Current liabilities
Long-term debt due within one year	$61	$1,068
Commercial paper	211	—
Accounts payable	906	848
Mark-to-market derivative liabilities	805	581
Payables to affiliates	32	1
Notes payable to affiliates	198	506
Accrued expenses	401	423
Liabilities held for sale	3	—
Other	99	126

Total current liabilities	2,716	3,553

Long-term debt	2,469	1,649
Deferred credits and other liabilities
Deferred income taxes	378	195
Unamortized investment tax credits	214	218
Asset retirement obligation	3,099	2,996
Pension obligation	20	21
Non-pension postretirement benefits obligation	592	555
Spent nuclear fuel obligation	872	867
Payable to affiliates	1,247	1,195
Mark-to-market derivative liabilities	425	133
Other	331	308

Total deferred credits and other liabilities	7,178	6,488

Total liabilities	12,363	11,690

Commitments and contingencies
Minority interest of consolidated subsidiary	52	3
Member’s equity
Membership interest	2,495	2,490
Undistributed earnings	773	602
Accumulated other comprehensive loss	(281)	(136)

Total member’s equity	2,987	2,956

Total liabilities and member’s equity	$15,402	$14,649

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

1.     Basis of Presentation (Exelon, ComEd, PECO and Generation)

      Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the energy delivery, wholesale generation and enterprises businesses discussed below (see Note 17 — Segment Information). The energy delivery business segment consists of the purchase and sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and by PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and sale of natural gas and related distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia. The generation business segment consists of the electric generating facilities and energy marketing operations of Exelon Generation Company, LLC (Generation) and Generation’s equity interest in EXRES SHC, Inc., the holding company of Sithe Energies, Inc. and its subsidiaries, referred to herein as Sithe. Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. As of June 30, 2004, the enterprises business segment consists of the energy, infrastructure and electrical contracting services of Exelon Enterprises Company, LLC (Enterprises) and other investments related to the communications, energy services and retail services industries. See Note 3 — Acquisitions and Dispositions for further information regarding the disposition of businesses within the Enterprises segment.

      The consolidated financial statements of Exelon, ComEd, PECO and Generation each include the accounts of entities in which it has a controlling financial interest, other than certain financing trusts of ComEd and PECO described below, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies the registrant as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon, ComEd, PECO and Generation do not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.

      In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R), Sithe, a 50% owned subsidiary of Generation, was consolidated in the financial statements of Exelon and Generation as of March 31, 2004. Certain trusts and limited partnerships that are financing subsidiaries of ComEd and PECO have issued debt or mandatorily redeemable preferred securities. Due to the adoption of FIN No. 46-R, these trusts and limited partnerships are no longer consolidated within the financial statements of Exelon, ComEd or PECO as of December 31, 2003, or as of July 1, 2003 for PECO Energy Capital Trust IV (PECO Trust IV). See Note 2 — New Accounting Principles for further discussion of the adoption of FIN 46-R and the resulting consolidation of Sithe and the deconsolidation of these financing entities.

      The accompanying consolidated financial statements as of June 30, 2004 and for the three and six months then ended are unaudited but, in the opinion of the management of each of Exelon, ComEd, PECO and Generation, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The share and per-share amounts included in Exelon’s consolidated financial statements and combined notes to consolidated financial statements have been adjusted for all periods presented to reflect a 2-for-1 stock split of Exelon’s common stock. See Note 14 — Earnings Per Share and Shareholders’ Equity for additional information regarding the stock split. The December 31, 2003 Consolidated Balance Sheets were derived from audited financial statements. These combined notes to consolidated financial statements do not include all disclosures required by GAAP. Certain prior-year amounts have been reclassified for comparative purposes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Exelon and Generation consolidated Sithe as of March 31, 2004 pursuant to the provisions of FIN No. 46-R and recorded income of $32 million (net of income taxes) as a result of the elimination of a guarantee of Sithe’s commitments previously recorded by Generation. This income was reported as a cumulative effect of a change in accounting principle in the first quarter of 2004. Generation is a 50% owner of Sithe, and Exelon and Generation had accounted for Sithe as an unconsolidated equity method investment prior to March 31, 2004. Sithe owns and operates power-generating facilities. See Note 4 — Sithe for additional information on the consolidation of Sithe.

      PECO Trust IV, a financing subsidiary of PECO created in May 2003, was deconsolidated from the financial statements of Exelon and PECO pursuant to the provisions of FIN No. 46 as of July 1, 2003. Pursuant to the provisions of FIN No. 46-R, as of December 31, 2003, the financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC and ComEd Transitional Funding Trust, were deconsolidated from the financial statements of Exelon and ComEd, and the other financing trusts of PECO, namely PECO Energy Capital Trust III (PECO Trust III) and PECO Energy Transition Trust (PETT), were deconsolidated from the financial statements of Exelon and PECO. Amounts owed to these financing trusts were recorded as debt to financing trusts or affiliates within the Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 as follows:

	June 30, 2004	December 31, 2003

Exelon	$5,725	$6,070
ComEd	1,858	2,037
PECO	3,867	4,033

      This change in presentation had no effect on the net income of Exelon, ComEd or PECO. In accordance with FIN No. 46-R, prior periods were not reclassified.

SFAS No. 143

      FASB Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. Exelon, ComEd, PECO and Generation were required to adopt SFAS No. 143 as of January 1, 2003.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant retirement obligation is Generation’s obligation to decommission its nuclear plants at the end of their license lives. See Note 13 — Asset Retirement Obligations for additional information.

      Exelon recorded income of $112 million (net of income taxes) as a cumulative effect of a change in accounting principle in connection with its adoption of SFAS No. 143 in the first quarter of 2003. The components of the cumulative effect of a change in accounting principle, net of income taxes, were as follows:

Generation (net of income taxes of $52)	$80
Generation’s investments in AmerGen Energy Company, LLC and Sithe (net of income taxes of $18)	28
ComEd (net of income taxes of $0)	5
Enterprises (net of income taxes of $(1))	(1)

Total	$112

      The cumulative effect of the change in accounting principle in adopting SFAS No. 143 had no effect on PECO’s income statement.

Other New Accounting Principles

EITF 03-11

      In July 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’ ” (EITF 03-11), which was ratified by the FASB in August 2003. The EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not “held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Exelon and Generation adopted EITF 03-11 as of January 1, 2004 and presented $239 million of revenue, $238 million of purchased power and $1 million of fuel expense net within revenues during the three months ended June 30, 2004 and $452 million of revenue, $444 million of purchased power and $8 million of fuel expense net within revenues during the six months ended June 30, 2004. Prior periods were not reclassified. The adoption of EITF 03-11 had no effect on the net income of Exelon or Generation. Had EITF 03-11 been retroactively applied to 2003, operating revenues, purchased power and fuel expense would have been affected as follows:

Exelon

		EITF 03-11
For the Three Months Ended June 30, 2003	As Reported	Impact	Pro Forma

Operating revenue	$3,721	$(234)	$3,487
Purchased power	856	(216)	640
Fuel expense	531	(18)	513

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		EITF 03-11
For the Six Months Ended June 30, 2003	As Reported	Impact	Pro Forma

Operating revenue	$7,795	$(485)	$7,310
Purchased power	1,763	(448)	1,315
Fuel expense	1,356	(37)	1,319

Generation

		EITF 03-11
For the Three Months Ended June 30, 2003	As Reported	Impact	Pro Forma

Operating revenue	$1,886	$(234)	$1,652
Purchased power	800	(216)	584
Fuel expense	348	(18)	330

		EITF 03-11
For the Six Months Ended June 30, 2003	As Reported	Impact	Pro Forma

Operating revenue	$3,765	$(485)	$3,280
Purchased power	1,642	(448)	1,194
Fuel expense	706	(37)	669

FSP FAS 106-2

      Through its postretirement benefit plans, Exelon provides retirees with prescription drug coverage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Prescription Drug Act) was enacted on December 8, 2003. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Actuarial equivalence has not yet been formally defined by the U.S. Department of Health and Human Services and thus is a matter of judgment by the plan sponsor and its actuaries. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, in May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), which provides transition guidance for accounting for the effects of the Prescription Drug Act and supersedes FSP FAS 106-1, which had been issued in January 2004. FSP FAS 106-1 permitted a plan sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Exelon made the one-time election allowed by FSP FAS 106-1 during the first quarter of 2004.

      During the second quarter of 2004, Exelon early adopted the provisions of FSP FAS 106-2, resulting in a remeasurement of its postretirement benefit plans’ assets and accumulated postretirement benefit obligations (APBO) as of December 31, 2003. Upon adoption, the effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease of the APBO of approximately $177 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be approximately $32 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act. The effect of the subsidy on the components of net periodic

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement benefit cost for the three and six months ended June 30, 2004 included in the consolidated financial statements and Note 11 — Retirement Benefits was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Amortization of the actuarial experience gain	$4	$8
Reduction in current period service cost	1	2
Reduction in interest cost on the APBO	3	6

      The following table presents Exelon’s net income and earnings per share for the three months ended March 31, 2004 as if FSP FAS 106-2 was adopted as of January 1, 2004. Previously reported historical financial information for the three months ended March 31, 2004 has been adjusted in the table below and will be adjusted when presented for comparative purposes in future periods to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Three Months Ended
March 31, 2004

Net income — as reported	$406
Reduction in net periodic postretirement benefit expense(a)	6

Adjusted net income	$412

Earnings per share:
Basic — as reported	$0.62
Basic — as adjusted	$0.63
Diluted — as reported	$0.61
Diluted — as adjusted	$0.62

(a)	A portion of the net periodic postretirement benefit cost is capitalized within Exelon’s Consolidated Balance Sheets.

     The following table presents net income of ComEd and Generation and net income on common stock of PECO for the three months ended March 31, 2004 as if FSP FAS 106-2 was adopted as of January 1, 2004. Historical financial information for the three months ended March 31, 2004 has been adjusted in the table below and will be adjusted when presented for comparative purposes in future periods to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Three Months Ended March 31, 2004	ComEd	PECO		Generation

Net income — as reported	$182	$130	(a)	$99
Reduction in net periodic postretirement benefit expense(b)	2	1		3

Adjusted net income	$184	$131		$102

(a)	Represents PECO’s net income on common stock.

(b)	A portion of the net periodic postretirement benefit cost is capitalized within the Consolidated Balance Sheets.

EITF 03-01

      In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be applied in other-than-temporary impairment evaluations made by Exelon beginning in the third quarter of 2004. Exelon adopted the disclosure requirements of EITF 03-01 for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” within its financial statements for the year ended December 31, 2003. For all other investments within the scope of EITF 03-01 and for cost method investments, the disclosures will be effective for Exelon for the year ended December 31, 2004. Comparative information for periods prior to initial application is not required. Exelon, ComEd, PECO and Generation are still evaluating the potential impact of the adoption of EITF 03-01.

EITF 03-16

      In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (EITF 03-16). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 will be effective for Exelon, ComEd, PECO and Generation during the third quarter of 2004. Exelon, ComEd, PECO and Generation are still evaluating the potential impact of the adoption of EITF 03-16.

3.	Acquisitions and Dispositions (Exelon and Generation)

Sale of Ownership Interest in Boston Generating, LLC (Exelon and Generation)

      On May 25, 2004, Exelon and Generation completed the sale, transfer and assignment of ownership of their indirect wholly owned subsidiary Boston Generating, LLC (Boston Generating), which owns the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility (Boston Generating Credit Facility).

      The sale was pursuant to a settlement agreement reached with Boston Generating’s lenders on February 23, 2004. The Federal Energy Regulatory Commission (FERC) approved the sale of Boston Generating in May 2004. Responsibility for plant operations and power marketing activities will be transferred to the lenders’ special purpose entity in a separate transaction. Certain aspects of the transfer of operations and marketing are also subject to approval of the FERC. On June 24, 2004, the parties filed an application with the FERC for an order authorizing the transfer of responsibility for plant operations and power marketing, and the parties expect to complete that transfer during the third quarter of 2004. Pending completion of the transfer of operations and marketing activities, Generation affiliates will continue to operate and market power from the plants on behalf of the owners. Due to ongoing power marketing agreements between Generation and Boston Generating, the results of Boston Generating have not been classified as a discontinued operation within the Consolidated Statements of Income and Comprehensive Income of Exelon and Generation. Exelon and Generation are hedged to eliminate the financial effects of these power-marketing-agreements from their results of operations.

      In connection with the settlement reached on February 23, 2004, Exelon, Generation, the lenders and Raytheon Company (Raytheon), the guarantor of the obligations of the turnkey contractor under the projects’ engineering, procurement and construction agreements, entered into a global settlement of all disputes relating to the construction of the Mystic 8 and 9 and Fore River generating facilities. See Note 15 — Commitments and Contingencies for information regarding the settlement of litigation associated with the projects.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the decision to transition out of Boston Generating and the generating units, Generation recorded during the third quarter of 2003 an impairment charge of its long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), of $945 million ($573 million net of income taxes) in operating expenses within its Consolidated Statements of Income and Comprehensive Income. As a result of Boston Generating’s liabilities being greater than its assets at the time of the sale, transfer and assignment of ownership, Exelon and Generation recorded a gain of $85 million ($52 million net of income taxes) in other income and deductions within the Consolidated Statements of Income and Comprehensive Income in the second quarter of 2004. In connection with the sale, Exelon and Generation recorded a liability associated with a guarantee by their subsidiary Exelon New England Holdings, LLC (Exelon New England) of fuel purchase obligations of Boston Generating. See Note 15 — Commitments and Contingencies for further information regarding the guarantee.

      Boston Generating was reported in the Generation segment of Exelon’s consolidated financial statements prior to its sale. At the date of the sale, Boston Generating had approximately $1.2 billion in assets, primarily consisting of property, plant and equipment, and approximately $1.3 billion of liabilities of which approximately $1.0 billion was debt outstanding under the Boston Generating Credit Facility. As of the date of transfer, these amounts were eliminated from the Consolidated Balance Sheets of both Exelon and Generation. Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2004 and 2003 include the following financial results related to Boston Generating:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Operating revenues	$89	$130	$248	$183
Operating income (loss)	(15)	(10)	(47)	8
Net income (loss)(a)	42	(8)	24	3

(a)	Net income for the three and six months ended June 30, 2004 included an after-tax gain of $52 million related to the sale of Boston Generating in the second quarter of 2004.

     See Note 5 — Selected Pro Forma and Consolidating Financial Information for the effect of the sale of Boston Generating as if the transaction had occurred on January 1, 2003 and was included in Exelon and Generation’s results from that date.

Disposition of Enterprises Entities (Exelon)

      Exelon Thermal Holdings Inc. On June 30, 2004, Enterprises sold its Chicago business of Exelon Thermal Holdings, Inc. (Thermal) for net cash proceeds of $134 million. A pre-tax gain of $45 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. Enterprises repaid $37 million of debt outstanding of the Chicago thermal operations prior to closing, resulting in prepayment penalties of $9 million, which were recorded in interest expense.

      Exelon Services, Inc. During the six months ended June 30, 2004, Enterprises disposed of certain businesses of Exelon Services, Inc. (Services), including Exelon Solutions and certain businesses of the Mechanical and Integrated Technology Group. Total expected proceeds and the net gain on sale (before income taxes) recorded during the six months ended June 30, 2004 related to the disposition of these Services businesses were $34 million and $9 million, respectively. The gain was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. As of June 30, 2004,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services had assets and liabilities of $58 million and $90 million, respectively, which primarily represented the corporate operations and the remaining businesses of the Mechanical and Integrated Technology Group. See Assets and Liabilities Held for Sale below for information regarding the classification of the assets and liabilities of the remaining business of Services as held for sale as of June 30, 2004.

      PECO TelCove. On June 30, 2004, Enterprises sold its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million. A pre-tax gain of $9 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. An impairment charge of $5 million (before income taxes) related to the telecommunications assets had been recorded in the fourth quarter of 2003.

      InfraSource, Inc. On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource, Inc. (InfraSource). See the Notes to Consolidated Financial Statements in Exelon’s 2003 Form 10-K for further information regarding this sale. Enterprises’ results of operations for the three and six months ended June 30, 2004 compared to the same periods in 2003 were significantly affected by the sale of InfraSource.

      The results of Exelon Thermal and Services have been included in income from continuing operations within Exelon’s Consolidated Statements of Income and Comprehensive Income (as opposed to discontinued operations) as the impact of these entities on Exelon’s consolidated financial statements was not significant.

Exelon Energy Company (Generation)

      Effective January 1, 2004, Exelon contributed its interest in Exelon Energy Company to Generation. The transaction had no effect on the assets and liabilities of Exelon Energy Company, which were previously reported as a part of the Enterprises segment. Beginning in 2004, Exelon Energy Company’s assets and liabilities and results of operations are included in Generation’s financial statements. Generation and Enterprises’ 2003 segment information has been adjusted to reflect this transfer in Note 17 — Segment Information.

      The following summary represents the assets and liabilities of Exelon Energy Company that were transferred to Generation as of January 1, 2004:

Current assets (including $5 million of cash)	$89
Property, plant and equipment	2
Deferred debits and other assets	13
Current liabilities	(96)
Deferred credits and other liabilities	(10)
Accumulated other comprehensive loss	(2)
Member’s equity	4

      See Note 5 — Selected Pro Forma and Consolidating Financial Information for the effect of the transfer of Exelon Energy Company to Generation as if the transaction had occurred on January 1, 2003 and was included in Generation’s results from that date.

AmerGen Energy Company, LLC (Exelon and Generation)

      On December 22, 2003, Generation purchased British Energy plc’s (British Energy) 50% interest in AmerGen Energy Company, LLC (AmerGen) for $277 million. The allocation of fair value related to the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation of long-lived assets will be affected by the finalization of the purchase price based on the completion of the review of the closing AmerGen balances at December 31, 2003.

      Prior to the purchase, Generation was a 50% owner of AmerGen and had accounted for the investment as an unconsolidated equity method investment. For the three and six months ended June 30, 2003, Generation recorded $20 million and $84 million, respectively, of equity in earnings of unconsolidated affiliates related to its investment in AmerGen and recorded $110 million and $177 million, respectively, of purchased power from AmerGen. The book value of Generation’s investment in AmerGen prior to the purchase was $311 million. For the six months ended June 30, 2004, AmerGen’s assets and liabilities and results of operations are included in Generation’s financial statements.

      See Note 5 — Selected Pro Forma and Consolidating Financial Information for the effect of the acquisition of the remaining 50% interest in AmerGen by Generation as if the transaction had occurred on January 1, 2003 and was included in Exelon and Generation’s results from that date.

Synthetic Fuel-Producing Facilities (Exelon)

      In November 2003, Exelon purchased interests in two synthetic fuel-producing facilities. The purchase price for these facilities included a combination of cash, notes payable and contingent consideration dependent upon the production level of the facilities. These facilities are not consolidated within Exelon’s financial statements because Exelon does not have a controlling financial interest in these facilities. The notes payable recorded for the purchase of the facilities was $238 million. Exelon’s right to acquire its share of tax credits generated by the facilities was recorded as an intangible asset and will be amortized as the tax credits are earned. Synthetic fuel facilities chemically change coal, including waste and marginal coal, into a fuel used at power plants. In April 2004, the Internal Revenue Service (IRS) issued two private letter rulings that affirmed that the process used by the facilities will produce a solid synthetic fuel that qualifies for tax credits under Section 29 of the Internal Revenue Code. See Note 19 — Subsequent Events for information regarding investments in synthetic fuel-producing facilities that occurred in July 2004.

Assets and Liabilities Held for Sale (Exelon and Generation)

      The major classes of assets and liabilities classified as held for sale within Exelon’s and Generation’s Consolidated Balance Sheets as of June 30, 2004 consisted of the following:

	Generation	Enterprises	Exelon

Accounts receivable, net	$—	$8	$8
Other current assets	—	2	2
Property, plant and equipment, net	9	1	10

Assets classified as held for sale	$9	$11	$20

	Generation	Enterprises	Exelon

Accounts payable, accrued expenses and other current liabilities	$—	$11	$11
Debt	3	—	3

Liabilities classified as held for sale	$3	$11	$14

      Generation. Generation classified certain assets and liabilities of Sithe as held for sale as of June 30, 2004. Sithe is consolidated within the financial statements of Generation pursuant to FIN No. 46-R. During

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended June 30, 2004, Sithe completed the sale of its gas and Australian businesses, which represented $151 million and $140 million of assets and liabilities held for sale, respectively, at March 31, 2004.

      Enterprises. Enterprises classified the assets and liabilities of certain Services businesses as held for sale as of June 30, 2004 due to ongoing efforts to dispose of these businesses. These businesses are expected to be sold in 2004. See “Disposition of Enterprises Entities” above for further information.

4.	Sithe (Exelon and Generation)

      Sithe is primarily engaged in the development, construction, ownership and operation of electric wholesale generating facilities in North America. At June 30, 2004, excluding assets held for sale, Sithe operated nine power plants with total average net capacity of 1,323 megawatts (MW). Sithe also has 49.5% interests in two 230-MW projects in Mexico, which commenced commercial operations during the second quarter of 2004.

      The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rates at the end of the periods for the Consolidated Balance Sheets and on weighted-average rates for the periods for the Consolidated Statements of Income and Comprehensive Income. Foreign currency translation adjustments, net of deferred income tax benefits, are reflected as a component of other comprehensive income on the Consolidated Statements of Income and Comprehensive Income and accordingly have no effect on net income.

      On November 25, 2003, Generation, Reservoir Capital Group (Reservoir) and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe (Generation owned 49.9% prior to November 25, 2003). Generation’s intent is to fully divest its interest in Sithe. See the 2003 Form 10-K for further details regarding these transactions.

      Exelon and Generation had accounted for the investment in Sithe as an unconsolidated equity method investment prior to its consolidation on March 31, 2004 pursuant to FIN No. 46-R. See Note 2 — New Accounting Principles for further discussion.

      As a result of the series of transactions referred to above, the consolidation of Sithe at March 31, 2004 was accounted for as a step acquisition pursuant to purchase accounting policies. Under the provisions of FIN No. 46-R, the operating results of Sithe were included in Exelon’s and Generation’s results of operations beginning April 1, 2004. Sithe has entered into tolling arrangements (Tolling Agreement) with Dynegy Power Marketing and its affiliates with respect to Sithe’s Independence Station. The Tolling Agreement commenced on July 1, 2001 and runs through 2014. Additionally, Sithe has entered into an energy purchase agreement (Energy Purchase Agreement) with Consolidated Edison Company relating to the Independence Station, which continues through 2014. As a result of the acquisition accounting described above, values were assigned to the Tolling Agreement and the Energy Purchase Agreement on March 31, 2004 of approximately $91 million and $282 million, respectively, which have been recorded as intangible assets on Exelon’s and Generation’s Consolidated Balance Sheets in deferred debits and other assets. These amounts were determined based on fair value techniques utilizing the contract terms and various other estimates including forward power prices, discount rates and option pricing models. The intangible assets representing the Tolling Agreement and the Energy Purchase Agreement are being amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or used up in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), not to exceed the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the related contracts. The allocation of fair value related to the valuation of long-lived assets is preliminary and is anticipated to be finalized in the third quarter of 2004.

      Sithe’s intangible assets are subject to amortization and are included in other non-current assets on Generation’s Consolidated Balance Sheet. Amortization expense for intangible assets was $15 million for the three months ended June 30, 2004. The components of Sithe’s intangible assets at June 30, 2004 were as follows:

		Accumulated
	Gross Carrying	Amortization	Intangible
Agreement Type	Amount	June 30, 2004	Asset, net

Energy Purchase Agreement	$376	$13	$363
Tolling Agreement	71	2	69

Total	$447	$15	$432

      Annual amortization expense for intangible assets is estimated to be $43 million for 2004, $58 million for 2005, $56 million for 2006, $50 million for 2007, and $44 million for 2008.

      In connection with the consolidation of Sithe, certain indemnification guarantees, which were previously recorded in accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), at Generation on November 25, 2003 pursuant to the series of transactions referred to above, were reversed in accordance with FIN No. 45 as Generation can no longer record liabilities associated with guarantees for the performance of a consolidated entity. The reversal of the guarantees resulted in Exelon and Generation recording income of $32 million (net of income taxes) as a cumulative effect of a change in accounting principle. The condensed consolidating financial information included in Note 5 — Selected Pro Forma and Consolidating Financial Information presents the financial position of Exelon, Generation and Sithe, as well as consolidating entries related primarily to acquisition notes payables and receivables between Generation and Sithe.

      The book value of Generation’s investment in Sithe immediately prior to its consolidation on March 31, 2004 was $49 million. For the three months ended June 30, 2004, Generation recorded no equity method income or loss as Sithe is consolidated in Generation’s results. For the three months ended June 30, 2003, Generation recorded $2 million of equity method losses. Generation recorded $2 million of equity method losses during the six months ended June 30, 2004 and no equity method income or losses for the six months ended June 30, 2003.

      Substantially all of Sithe’s property, plant and equipment and project agreements secure Sithe’s outstanding long-term debt, which consists primarily of project debt. During 2003, Sithe entered into an agreement with Exelon and Generation under which Exelon would obtain letters of credit to support contractual obligations of Sithe and its subsidiaries. As of June 30, 2004, Exelon has obtained $60 million of letters of credit in support of Sithe’s obligations not including a $50 million letter of credit which is not guaranteed by Exelon. With the exception of the issuance of letters of credit to support contractual obligations, the creditors of Sithe have no recourse against the general credit of Exelon or Generation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table details the Sithe balance sheet classification of the mark-to-market energy contract net assets recorded as of June 30, 2004:

Current assets	$24
Noncurrent assets	232

Total mark-to-market energy contract assets	256

Current liabilities	(16)
Noncurrent liabilities	(140)

Total mark-to-market energy contract liabilities	(156)

Total mark-to-market energy contract net assets	$100

5.	Selected Pro Forma and Consolidating Financial Information

Exelon

      The following unaudited pro forma financial information gives effect to the acquisition of the remaining 50% interest in AmerGen by Generation and the sale of Boston Generating by Generation, in each case, as if the transaction had occurred on January 1, 2003 and was included in or excluded from Exelon’s results from that date.

		Acquisition	Sale of		Pro Forma
	Exelon	of 50% of	Boston	Eliminating	Exelon
Three Months Ended June 30, 2003	As Reported	AmerGen	Generating	Entries	Consolidated

Total operating revenue	$3,721	$159	$130	$(110)	$3,640
Operating income (loss)	800	21	(10)	—	831
Income (loss) before cumulative effect of changes in accounting principles	372	38	(8)	(20)	398

		Acquisition	Sale of		Pro Forma
	Exelon	of 50% of	Boston	Eliminating	Exelon
Six Months Ended June 30, 2003	As Reported	AmerGen	Generating	Entries	Consolidated

Total operating revenue	$7,795	$307	$183	$(177)	$7,742
Operating income	1,557	59	8	—	1,608
Income before cumulative effect of changes in accounting principles	621	72	3	(37)	653

      The above unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the transactions had actually occurred on January 1, 2003, nor of the results that might be obtained in the future.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon Condensed Consolidating Balance Sheet at June 30, 2004

      The following condensed consolidating financial information presents the financial position of Exelon and Sithe, as well as eliminating entries related primarily to acquisition notes payables and receivables between Generation and Sithe.

				Exelon
			Eliminating	Consolidated
June 30, 2004	Exelon	Sithe	Entries	(As Reported)

Assets
Current assets	$4,317	$370	$(156)	$4,531
Assets held for sale(a)	11	9	—	20
Property, plant and equipment, net	19,954	274	—	20,228
Other noncurrent assets	16,589	770	(36)	17,323

Total assets	$40,871	$1,423	$(192)	$42,102

Liabilities and stockholders’ equity
Current liabilities	$4,150	$321	$(156)	$4,315
Liabilities held for sale(a)	11	3	—	14
Long-term debt	13,100	819	—	13,919
Other long-term liabilities(b)	14,497	195	49	14,741
Stockholders’ equity(c)	9,113	85	(85)	9,113

Total liabilities and stockholders’ equity	$40,871	$1,423	$(192)	$42,102

(a)	Excludes assets and liabilities held for sale.

(b)	Includes minority interest of consolidated subsidiaries.

(c)	Includes preferred securities of subsidiaries.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

      The following unaudited pro forma financial information gives effect to the acquisition of the remaining 50% interest in AmerGen, the transfer of Exelon Energy Company to Generation and the sale of Boston Generating, in each case, as if the transaction had occurred on January 1, 2003 and was included in or excluded from Generation’s results from that date.

					Pro Forma
	Generation	Businesses	Businesses	Eliminating	Generation
Three Months Ended June 30, 2003	As Reported	Acquired(a)	Disposed(b)	Entries	Consolidated

Total operating revenue	$1,886	$333	$130	$(154)	$1,935
Operating income (loss)	201	23	(10)	—	234
Income (loss) before cumulative effect of changes in accounting principles	142	38	(8)	(20)	168

(a)	Includes the acquisition of the remaining 50% interest in AmerGen, and the transfer of Exelon Energy Company to Generation.

(b)	Includes the sale of Boston Generating.

					Pro Forma
	Generation	Businesses	Businesses	Eliminating	Generation
Six Months Ended June 30, 2003	As Reported	Acquired(a)	Disposed(b)	Entries	Consolidated

Total operating revenue	$3,765	$811	$183	$(285)	$4,108
Operating income	295	45	8	—	332
Income before cumulative effect of changes in accounting principles	89	62	3	(37)	111

(a)	Includes the acquisition of the remaining 50% interest in AmerGen, and the transfer of Exelon Energy Company to Generation.

(b)	Includes the sale of Boston Generating.

     The above unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on January 1, 2003, nor of the results that might be obtained in the future.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation Condensed Consolidating Balance Sheet at June 30, 2004

      The following condensed consolidating financial information presents the financial position of Generation, Sithe and Exelon Energy, as well as eliminating entries related primarily to acquisition notes payables and receivables between Generation and Sithe.

					Generation
			Exelon	Eliminating	Consolidated
June 30, 2004	Generation	Sithe	Energy	Entries	(As Reported)

Assets
Current assets(a)	$2,515	$370	$68	$(170)	$2,783
Assets held for sale	—	9	—	—	9
Property, plant and equipment, net	6,218	274	1	—	6,493
Other noncurrent assets	5,367	770	16	(36)	6,117

Total assets	$14,100	$1,423	$85	$(206)	$15,402

Liabilities and members’ equity
Current liabilities(a)	$2,496	$321	$66	$(170)	$2,713
Liabilities held for sale	—	3	—	—	3
Long-term debt	1,650	819	—	—	2,469
Other long-term liabilities(b)	6,981	195	5	49	7,230
Members’ equity	2,973	85	14	(85)	2,987

Total liabilities and members’ equity	$14,100	$1,423	$85	$(206)	$15,402

(a)	Excludes assets and liabilities held for sale.

(b)	Includes minority interest of consolidated subsidiaries.

6.	Stock-Based Compensation (Exelon, ComEd, PECO and Generation)

      Exelon accounts for its stock-based compensation plans under the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations and follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The tables below show the effect on net income

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and earnings per share for Exelon had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and six months ended June 30, 2004 and 2003:

Exelon

	Three Months
	Ended June 30,

	2004	2003

Net income — as reported	$521	$372
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(5)	(5)

Pro forma net income	$516	$367

Earnings per share:
Basic — as reported	$0.79	$0.57
Basic — pro forma	$0.78	$0.56
Diluted — as reported	$0.78	$0.57
Diluted — pro forma	$0.77	$0.56

	Six Months
	Ended June 30,

	2004	2003

Net income — as reported	$933	$733
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(10)	(10)

Pro forma net income	$923	$723

Earnings per share:
Basic — as reported	$1.41	$1.13
Basic — pro forma	$1.40	$1.11
Diluted — as reported	$1.40	$1.12
Diluted — pro forma	$1.38	$1.11

      The net income of ComEd, PECO and Generation for the three and six months ended June 30, 2004 and 2003 would not have been significantly affected had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123.

7.	Regulatory Issues (Exelon, ComEd and Generation)

Exelon and ComEd

      PJM Integration. On April 1, 2003, ComEd received approval from the FERC to transfer control of its transmission assets to PJM Interconnection (PJM). The FERC also accepted for filing the amended PJM Tariff to reflect the inclusion of the transmission assets of ComEd and other new members, subject to a compliance filing and hearing on certain issues. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM and transferred control of ComEd’s Open Access Same Time Information System to PJM. On March 18, 2004, the FERC approved ComEd’s plan to complete its integration into PJM, subject to the North American Electric Reliability Council (NERC) approval of the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PJM and Midwest ISO reliability plans to assure no adverse effects. The NERC granted the required approval on April 2, 2004. On April 27, 2004, the FERC issued its order approving ComEd’s application, subject to certain stipulations, including a provision to hold certain other utilities harmless from the impacts of ComEd joining PJM. ComEd agreed to these stipulations and fully integrated into PJM on May 1, 2004.

      Open Access Transmission Tariff. On November 10, 2003, the FERC issued an order allowing ComEd to put into effect, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure investments made since 1998. However, because of the Illinois retail rate freeze and the method for calculating competitive transition charges, the increase is not expected to have a significant effect on operating revenues until after December 31, 2006. ComEd began charging the new rates May 1, 2004. ComEd’s management believes an adequate reserve for any required refunds has been established in the event that the new rates are adjusted based on rehearing or settlement negotiations.

Exelon and Generation

      Service Life Extension. Effective January 1, 2004, Generation changed its accounting estimates related to the depreciation of certain AmerGen generating facilities. The estimated service lives were extended by 20 years for the three AmerGen stations. These changes were based on engineering and economic feasibility analyses performed by Generation. The service life extensions are subject to approval by the Nuclear Regulatory Commission (NRC) extensions of the existing NRC operating licenses. Generation has not applied for license extensions at the AmerGen facilities, but has announced its plan to file an extension request for the Oyster Creek Nuclear Generating Station (Oyster Creek), and is planning on filing for license extensions at Unit 1 at the Three Mile Island Nuclear Station (TMI) and the Clinton Nuclear Power Station (Clinton) on a timeline consistent and integrated with the other planned extension filings for the Generation nuclear fleet.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill (Exelon and ComEd)

Exelon

      As of June 30, 2004 and December 31, 2003, Exelon had recorded goodwill of approximately $4.7 billion. Under the provisions of SFAS No. 142, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. Exelon will perform its annual goodwill impairment assessment in the fourth quarter of 2004. The changes in the carrying amount of goodwill by reportable segment (see Note 17 — Segment Information for further information regarding Exelon’s segments) for the periods ended June 30, 2004 and December 31, 2003 were as follows:

	Energy
	Delivery	Enterprises	Total

Balances as of January 1, 2003	$4,916	$76	$4,992
Impairment losses	—	(72)	(72)
Adoption of SFAS No. 143(a):
Reduction of asset retirement obligation	(210)	—	(210)
Cumulative effect of change in accounting principle	5	—	5
Resolution of certain tax matters	8	—	8
Other	—	(4)	(4)

Balances as of December 31, 2003	4,719	—	4,719
Resolution of certain tax matters	(5)	—	(5)

Balances as of June 30, 2004	$4,714	$—	$4,714

(a)	See Notes to Consolidated Financial Statements of Exelon in the 2003 Form 10-K for information regarding the adoption of SFAS No. 143.

ComEd

      As of June 30, 2004 and December 31, 2003, ComEd had recorded goodwill of approximately $4.7 billion. Under the provisions of SFAS No. 142, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. ComEd will perform its annual goodwill impairment assessment in the fourth quarter of 2004. The changes in the carrying amount of goodwill for the periods ended June 30, 2004 and December 31, 2003 were as follows:

Balance as of January 1, 2003	$4,916
Adoption of SFAS No. 143(a):
Reduction of asset retirement obligation	(210)
Cumulative effect of change in accounting principle	5
Resolution of certain tax matters	8

Balance as of December 31, 2003	4,719
Resolution of certain tax matters	(5)

Balance as of June 30, 2004	$4,714

(a)	See Notes to Consolidated Financial Statements of ComEd in the 2003 Form 10-K for information regarding the adoption of SFAS No. 143.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt (Exelon, ComEd, PECO and Generation)

Boston Generating Credit Facility

      Approximately $1.0 billion of debt was outstanding under the non-recourse Boston Generating Credit Facility at December 31, 2003, all of which was reflected in the Consolidated Balance Sheets of Exelon and Generation as a current liability due to certain events of default under the Boston Generating Credit Facility.

      The outstanding debt under the Boston Generating Credit Facility was eliminated from the financial statements of Exelon and Generation upon the sale of Generation’s ownership interest in Boston Generating in May 2004. See Note 3 — Acquisitions and Dispositions for additional information regarding the sale.

Long-Term Debt

      Issuance of Long-Term Debt. During the six months ended June 30, 2004, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount

PECO	First and Refunding Mortgage Bonds	5.90%	May 1, 2034	$75

Total issuances				$75

      Debt Retirements and Redemptions. During the six months ended June 30, 2004, the following debt was retired or redeemed:

		Interest
Company	Type	Rate	Maturity	Amount

PECO	First and Refunding Mortgage Bonds	6.375%	August 15, 2005	$75
ComEd	Note	7.375%	January 15, 2004	150
ComEd	Pollution Control Revenue Bonds	5.30%	January 15, 2004	26
ComEd	Sinking Fund Debentures	3.125%	April 1, 2004	1
ComEd	Sinking Fund Debentures	4.750%	June 1, 2004	1
Enterprises	Note	7.68%	June 30, 2023	11
Enterprises	Note	9.09%	January, 31, 2020	26

Total retirements and redemptions				$290

      During the three and six months ended June 30, 2004, ComEd made payments of $86 million and $179 million, respectively, related to its obligation to the ComEd Transitional Funding Trust, and PECO made payments of $78 million and $166 million, respectively, related to its obligation to the PETT. Additionally, Exelon made payments on other long-term debt obligations of $22 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sithe Long-Term Debt. At June 30, 2004, the following long-term debt of Sithe was consolidated in Exelon’s and Generation’s Consolidated Balance Sheets as a result of the adoption of FIN No. 46-R. See Note 2 — New Accounting Principles and Note 4 — Sithe for further information regarding the consolidation of Sithe.

	Stated			Face
	Interest			Amount
	Rate		Maturity	of Debt

Non-recourse project debt:
Independence notes and bonds:
Secured bonds payable in semiannual installments commencing June 2003	8.50%	(a)	2007	$122
Secured bonds payable in semiannual installments commencing December 2007	9.00%	(a)	2013	409
Term loan repayable primarily in quarterly installments:
Batavia	18.00%		2007	1
Subordinated debt:
Tracking account loan payable in semiannual installments commencing June 2015	7.00%	(a)	2035	419

Total face amount of debt				$951
Unamortized debt discount and premium, net				(99)
Long-term debt due within one year				(33)

Total long-term debt				$819

(a)	In addition to the stated interest rate, an additional 1.97% and 0.99% of interest on the carrying amount of the secured bonds payable is being credited due to debt premiums and 1.63% of interest on the carrying amount of the subordinated debt is being incurred due to the debt discount recorded at the time of the purchase.

     Additionally, $3 million of Sithe’s long-term debt was classified as liabilities held for sale at June 30, 2004.

      Aggregate maturities of Sithe’s long-term debt relating to continuing operations are as follows:

2004	$33
2005	34
2006	37
2007	40
2008	44
2009 and thereafter	763

Total minimum payments	951
Net debt discount to be amortized to interest expense	(99)

Present value of minimum payments	$852

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Severance Benefits (Exelon, ComEd, PECO and Generation)

      Exelon, ComEd, PECO and Generation provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each employee’s years of service with Exelon and compensation level. The registrants account for their ongoing severance plans in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.

      In conjunction with The Exelon Way, a company-wide effort to define how Exelon will conduct business in years to come, Exelon, ComEd, PECO and Generation have collectively identified 1,650 positions for elimination through June 30, 2004. Exelon, ComEd, PECO and Generation based their estimates of the number of positions to be eliminated on management’s current plans and ability to determine the appropriate staffing levels to effectively operate the businesses. Exelon, ComEd, PECO and Generation may incur further severance costs associated with The Exelon Way if additional positions are identified for elimination. These costs will be recorded in the period in which the costs can be first reasonably estimated.

      The following table presents, by segment, Exelon’s total salary continuance severance costs for the three and six months ended June 30, 2004. There were no significant salary continuance severance costs recorded during the three and six months ended June 30, 2003.

	Energy				Exelon
Salary continuance severance	Delivery	Generation	Enterprises	Corporate	Consolidated

Expense (income) recorded for three months ended June 30, 2004	$(1)	$1	$(1)	$4	$3
Expense (income) recorded for six months ended June 30, 2004(a,b)	4	(5)	—	5	4

(a)	In 2004, PECO recorded a charge of $4 million for new positions identified.

(b)	In 2004, Generation recorded a charge of $2 million for new positions identified and reversed $7 million to reduce accruals for individuals previously identified under The Exelon Way.

     The following table provides total salary continuance severance costs for ComEd, PECO and Generation for the three and six months ended June 30, 2004. There were no significant salary continuance severance costs recorded during the three and six months ended June 30, 2003.

Salary continuance severance	ComEd	PECO	Generation

Expense (income) recorded for three months ended June 30, 2004	$—	$(1)	$1
Expense (income) recorded for six months ended June 30, 2004(a,b)	—	4	(5)

(a)	In 2004, PECO recorded a charge of $4 million for new positions identified.

(b)	In 2004, Generation recorded a charge of $2 million for new positions identified and reversed $7 million to reduce accruals for individuals previously identified under The Exelon Way.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following tables provide a roll forward of the salary continuance severance obligations from January 1, 2003 through June 30, 2004 for Exelon, ComEd, PECO and Generation:

	Exelon
Salary continuance obligations	Consolidated	ComEd	PECO	Generation

Balance at January 1, 2003	$39	$15	$—	$11
Additions	135	61	16	38
Payments	(39)	(21)	(2)	(9)
Other adjustments	4	—	—	3

Balance at January 1, 2004	139	55	14	43
Additions (reductions)(a)(b)	4	—	4	(5)
Payments	(42)	(13)	(4)	(16)
Other adjustments(c)	(3)	—	—	—

Balance at June 30, 2004	$98	$42	$14	$22

(a)	In 2004, Generation recorded a charge of $2 million for new positions identified and reversed $7 million to reduce accruals for individuals previously identified under The Exelon Way.

(b)	In 2004, PECO recorded a charge of $4 million for new positions identified.

(c)	In 2004, Generation increased the reserve for liabilities acquired upon the transfer of the operations of Exelon Energy Company to Generation and reduced the reserve for liabilities associated with Boston Generating, which was sold in May 2004.

11.	Retirement Benefits (Exelon, ComEd, PECO and Generation)

      Exelon sponsors defined benefit pension plans and postretirement welfare benefit plans applicable to essentially all ComEd, PECO, Generation and Exelon Business Services Company (BSC) employees and certain employees of Enterprises. Substantially all non-union employees and electing union employees hired on or after January 1, 2001 participate in Exelon-sponsored cash balance pension plans. Substantially all non-union employees hired prior to January 1, 2001 were offered a choice to remain in Exelon’s traditional pension plan or transfer to a cash balance pension plan for management employees. Employees of AmerGen participate in separate defined benefit pension plans and postretirement welfare benefit plans sponsored by AmerGen.

      The defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106” (revised 2003). The costs of providing benefits under these plans are dependent on historical information, such as employee age, length of service and level of compensation, and the actual rate of return on plan assets, in addition to assumptions about the future, including the expected rate of return on plan assets, the discount rate applied to benefit obligations, rate of compensation increase and the anticipated rate of increase in health care costs. The effects of changes in these factors on pension and other postretirement welfare benefit obligations are generally recognized over the expected remaining service life of the employees rather than immediately recognized in the income statement. Exelon uses a December 31 measurement date for the majority of its plans.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exelon’s traditional and cash balance pension plans are intended to be tax-qualified defined benefit plans, and Exelon has submitted applications to the IRS for rulings on the tax-qualification of the form of each plan. By letters dated April 21, 2004, the IRS notified Exelon that the rulings on its applications for the traditional and management cash balance plans were delayed pending advice from its National Office, pursuant to a previously announced moratorium on rulings with respect to plans involved in so called cash balance “conversions.” On June 1, 2004, the IRS issued a favorable ruling on the union cash balance plan.

      On June 15, 2004, the U.S. Treasury Department announced the withdrawal of its proposed regulations covering cash balance plans in order to provide Congress an opportunity to consider proposed legislation. In addition, various methods used by other employers to accrue and calculate benefits under cash balance plans have been challenged in recent lawsuits. The design of Exelon’s cash balance plans differs in certain material respects from the cash balance plans involved in the cases decided to date, and the courts have not reached uniform decisions on certain issues. As a result, considerable uncertainty remains regarding the application of the Employee Retirement Income Security Act of 1974, the Internal Revenue Code and federal employment laws to cash balance plans. Exelon does not know how the current uncertainty will be resolved and cannot determine at this time what impact, if any, future developments in this area will have on its pension plans or the funding of its pension obligations.

      During the second quarter of 2004, Exelon early adopted FSP FAS 106-2. See Note 2 — New Accounting Principles for information regarding the adoption of FSP FAS 106-2 and the effect on the net periodic benefit cost of the other postretirement benefits plans included in the tables below.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present the components of Exelon’s net periodic benefit costs recognized for the three and six months ended June 30, 2004 and 2003, including the net periodic benefit costs of AmerGen’s pension and postretirement plans for 2004. The expected long-term rates of return on plan assets used to estimate 2004 pension and other postretirement benefit costs are 9.00% and 8.33%, respectively. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

			Other
			Postretirement
	Pension Benefits		Benefits

	Three Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Service cost	$33	$27	$20	$17
Interest cost	134	130	44	41
Expected return on assets	(153)	(146)	(23)	(19)
Amortization of:
Transition obligation (asset)	(1)	(1)	2	3
Prior service cost	4	4	(19)	(14)
Actuarial loss	15	5	15	12
Curtailment charge(a)	5	—	3	—
Special termination benefits charge(b)	—	—	8	—

Net periodic benefit cost	$37	$19	$50	$40

(a)	ComEd, PECO and Generation were allocated curtailment charges for pension and other postretirement benefits of $3 million, $2 million and $3 million, respectively.

(b)	ComEd, PECO and Generation were allocated special termination benefit charges related to other postretirement benefits of $3 million, $2 million and $2 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Postretirement
	Pension Benefits		Benefits

	Six Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Service cost	$66	$54	$40	$34
Interest cost	268	260	89	83
Expected return on assets	(307)	(292)	(46)	(38)
Amortization of:
Transition obligation (asset)	(2)	(2)	4	5
Prior service cost	8	8	(38)	(27)
Actuarial loss	30	11	30	24
Curtailment charge(a)	5	—	3	—
Special termination benefits charge(b)	—	—	8	—

Net periodic benefit cost	$68	$39	$90	$81

(a)	ComEd, PECO and Generation were allocated curtailment charges for pension and other postretirement benefits of $3 million, $2 million and $3 million, respectively.

(b)	ComEd, PECO and Generation were allocated special termination benefit charges related to other postretirement benefits of $3 million, $2 million and $2 million, respectively.

     The following table presents the allocation by registrant of Exelon’s pension and post-retirement benefit costs, excluding curtailment and special termination benefits costs, during the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Pension and Postretirement Benefit Costs	2004	2003	2004	2003

ComEd	$23	$23	$47	$46
PECO	8	13	16	28
Generation	30	24	59	48

      Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the employee contribution up to certain limits. The following table presents, by registrant, the matching contribution to the savings plans during the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Savings plan matching contributions	2004	2003	2004	2003

Exelon	$14	$15	$28	$27
ComEd	4	5	8	9
PECO	1	2	3	4
Generation	6	6	13	12

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes (Exelon, ComEd, PECO and Generation)

Exelon

      Exelon’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
Synthetic fuel-producing facilities credit(a)	(6.5)	—	(7.2)	—
Low income housing credit	(0.5)	(0.6)	(0.5)	(0.7)
Plant basis differences	(0.4)	(0.6)	(0.4)	(0.6)
Amortization of investment tax credit	(0.4)	(0.4)	(0.4)	(0.5)
Tax exempt interest income	(0.3)	(0.2)	(0.4)	(0.4)
State income taxes, net of Federal income tax benefit	2.7	3.4	2.7	3.6
Nontaxable employee benefits	(0.3)	—	(0.3)	—
Other, net	1.4	0.7	1.2	0.8

Effective income tax rate	30.7%	37.3%	29.7%	37.2%

(a)	See Note 3 — Acquisitions and Dispositions for further information regarding these investments.

ComEd

      ComEd’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.7	4.8	4.8	4.8
Amortization of regulatory asset	0.5	0.5	0.5	0.5
Amortization of investment tax credit	(0.2)	(0.2)	(0.2)	(0.2)
Nontaxable employee benefits	(0.3)	—	(0.2)	—
Other	(0.4)	0.1	(0.2)	(0.2)

Effective income tax rate	39.3%	40.2%	39.7%	39.9%

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

      PECO’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
Plant basis differences	(1.4)	(1.5)	(1.2)	(1.0)
State income taxes, net of Federal income tax benefit	(0.7)	(0.2)	0.3	0.9
Amortization of investment tax credit	(0.4)	(0.4)	(0.4)	(0.4)
Nontaxable employee benefits	(0.5)	—	(0.2)	—
Other	1.3	4.2	(1.0)	0.2

Effective income tax rate	33.3%	37.1%	32.5%	34.7%

Generation

      Generation’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.1	3.4	3.5	8.0
Tax exempt interest income	(0.9)	(0.5)	(1.3)	(2.2)
Nontaxable employee benefits	(0.6)	—	(0.5)	—
Amortization of investment tax credit	(0.4)	(0.6)	(0.6)	(1.6)
Nuclear decommissioning trust income	1.3	1.7	2.0	4.2
Other	0.1	0.1	—	0.4

Effective income tax rate	37.6%	39.1%	38.1%	43.8%

13.	Asset Retirement Obligations (Exelon and Generation)

      SFAS No. 143 provides accounting guidance for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. Liabilities for SFAS No. 143 asset retirement obligations (AROs) have been recorded at Generation in connection with its obligation to decommission its nuclear power plants as well as legal obligations associated with the closing of its fossil power plants. Based on the extended license lives of the nuclear plants, decommissioning expenditures are expected to occur primarily during the period 2029 through 2056. Exelon, through its regulated subsidiary utility companies, ComEd and PECO, currently recovers costs for decommissioning Generation’s nuclear generating stations, excluding the AmerGen plants, through regulated rates. The amounts recovered from

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers are deposited into trust accounts and invested for funding the future decommissioning costs of the nuclear generating stations.

      Exelon and Generation had $4,890 million and $4,721 million as of June 30, 2004 and December 31, 2003, respectively, recorded as nuclear decommissioning trust funds on Exelon’s and Generation’s Consolidated Balance Sheets which represent decommissioning assets in trust accounts. Generation anticipates that all trust fund assets will ultimately be used to decommission Generation’s nuclear plants.

      The following table presents a roll forward of the ARO reflected on the Exelon and Generation Consolidated Balance Sheets from January 1, 2003 to June 30, 2004:

	Generation	Exelon

Asset retirement obligation at January 1, 2003	$2,363	$2,366
Consolidation of AmerGen	487	487
Accretion expense	160	161
Expenditures to decommission retired plants	(14)	(14)
Reclassification of Thermal ARO as held for sale(a)	—	(3)

Asset retirement obligation at December 31, 2003	2,996	2,997
Accretion expense for the six months ended June 30, 2004	102	102
Additional liabilities incurred(b)	6	6
Expenditures to decommission retired plants	(5)	(5)

Asset retirement obligation at June 30, 2004	$3,099	$3,100

(a)	The ARO of Thermal was removed from the balance sheet upon its sale in the second quarter of 2004.

(b)	Additional liabilities incurred are primarily due to the consolidation of Sithe.

     Generation is currently evaluating changes in estimated future cash flows related to the decommissioning of its nuclear units that will impact the recorded amount of the ARO. This evaluation is expected to be completed by the end of 2004.

14.	Earnings Per Share and Shareholders’ Equity (Exelon)

Stock Split

      On January 27, 2004, the Board of Directors of Exelon approved a 2-for-1 stock split of Exelon’s common stock. The distribution date was May 5, 2004. The authorized common stock was increased from 600,000,000 shares with no par value to 1,200,000,000 shares with no par value. The share and per-share amounts included in Exelon’s consolidated financial statements and combined notes to consolidated financial statements have been adjusted for all periods presented to reflect the stock split.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options outstanding under Exelon’s stock option plans considered to be common stock equivalents. The following table sets forth the computation of basic and diluted earnings per share and shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Income before cumulative effect of changes in accounting principles	$521	$372	$901	$621
Cumulative effect of changes in accounting principles	—	—	32	112

Net income	$521	$372	$933	$733

Average common shares outstanding — basic	661	650	660	649
Assumed exercise of stock options	6	5	6	4

Average common shares outstanding — diluted	667	655	666	653

Earnings per average common share — Basic:
Income before cumulative effect of changes in accounting principles	$0.79	$0.57	$1.36	$0.96
Cumulative effect of changes in accounting principles	—	—	0.05	0.17

Net income	$0.79	$0.57	$1.41	$1.13

Earnings per average common share — Diluted:
Income before cumulative effect of changes in accounting principles	$0.78	$0.57	$1.35	$0.95
Cumulative effect of changes in accounting principles	—	—	0.05	0.17

Net income	$0.78	$0.57	$1.40	$1.12

      The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1 million and 10 million for the three months ended June 30, 2004 and 2003, respectively, and 1 million and 10 million for the six months ended June 30, 2004 and 2003, respectively.

Share Repurchase Program

      In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate value of the shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of the direct cash proceeds from purchases of stock and the tax benefits associated with exercises of stock options. The share repurchase program has no specified limit on the number of shares that may be repurchased and no specified termination date. Any shares repurchased are held as treasury shares

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unless cancelled or reissued at the discretion of Exelon’s management. Treasury shares are recorded at cost. During the three and six months ended June 30, 2004, 2.3 million shares of common stock were purchased under the share repurchase program for $75 million.

Shareholders’ Equity

      The following table summarizes the changes in shareholders’ equity for the six months ended June 30, 2004:

						Accumulated
						Other
						Comprehensive	Total
	Issued	Common	Treasury	Treasury	Retained	Income	Shareholders’
Dollars in millions, shares in thousands	Shares	Stock	Shares	Stock	Earnings	(Loss)	Equity

Balance, December 31, 2003	656,366	$7,292	—	$—	$2,320	$(1,109)	$8,503
Net income		—	—	—	933	—	933
Long-term incentive plan activity	5,956	166	—	—	—	—	166
Employee stock purchase plan issuances	155	5	—	—	—	—	5
Treasury stock purchases	—	—	2,327	(75)	—	—	(75)
Common stock dividends declared	—	—	—	—	(364)	—	(364)
Other comprehensive income (loss)	—	—	—	—	—	(142)	(142)

Balance, June 30, 2004	662,477	$7,463	2,327	$(75)	$2,889	$(1,251)	$9,026

15.	Commitments and Contingencies (Exelon, ComEd, PECO and Generation)

      For information regarding capital commitments, nuclear decommissioning and spent fuel storage at December 31, 2003, see the Commitments and Contingencies and Nuclear Decommissioning and Spent Fuel Storage notes in the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation in the 2003 Form 10-K.

Energy Commitments

      At June 30, 2004, Generation’s long-term commitments, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others, including the Midwest Generation contract, did not change significantly from December 31, 2003, except for the following:

•	Sithe has power-only sales commitments of $46 million, transmission rights of $27 million and minimum fuel purchase commitments of $109 million.

Commercial Commitments

      Exelon, ComEd, PECO and Generation’s commercial commitments as of June 30, 2004, representing commitments not recorded on the balance sheet but potentially triggered by future events, including obligations to make payments on behalf of other parties and financing arrangements to secure obligations, did not change significantly from December 31, 2003, except for the following:

•	In connection with the transfer of Exelon Energy Company to Generation effective January 1, 2004, Generation acquired $162 million in energy marketing contract guarantees. This transfer had no effect on the guarantees of Exelon.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Generation acquired a $50 million letter of credit to support the contractual obligations of Sithe and its subsidiaries.

•	Mystic Development LLC (Mystic) a former affiliate of Exelon New England has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN No. 45, approximately $17 million is included as a liability within the Consolidated Balance Sheets of Exelon and Generation as of June 30, 2004 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee.

Environmental Liabilities

      Exelon, ComEd, PECO and Generation accrue amounts for environmental investigation and remediation costs that can be reasonably estimated, including amounts for manufactured gas plant (MGP) investigation and remediation. Exelon has identified 69 sites where former MGP activities have or may have resulted in actual site contamination. Of these 69 sites, the Illinois Environmental Protection Agency has approved the clean up of 4 sites and the Pennsylvania Department of Environmental Protection has approved the clean up of 8 sites. Pursuant to a Pennsylvania Public Utility Commission (PUC) order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset (see Note 16 — Supplemental Financial Information). As of June 30, 2004 and December 31, 2003, Exelon, ComEd, PECO and Generation had accrued the following amounts for environmental liabilities:

	Total environmental	Portion of total related
	investigation and	to MGP investigation
June 30, 2004	remediation reserve	and remediation(a)

Exelon	$130	$101
ComEd	66	61
PECO	50	40
Generation	14	—

(a)	Discounted.

	Total environmental	Portion of total related
	investigation and	to MGP investigation
December 31, 2003	remediation reserve	and remediation(a)

Exelon	$129	$105
ComEd	69	64
PECO	50	41
Generation	10	—

(a)	Discounted.

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

ComEd

      Retail Rate Law. In 1996, three developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. On November 25, 2002, the court granted the developers’ motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment and Illinois from denying ComEd a tax credit on account of such purchases. ComEd and Illinois each appealed the ruling. On March 9, 2004, the Illinois Appellate Court reversed the trial court. The Appellate Court held that the 1996 law does apply to the developers’ facilities and, therefore, they are not entitled to subsidized payments. The Court expressly ruled that the breach of contract claims against ComEd are dismissed with prejudice. Two of the developers sought review of the Appellate Court’s decision by the Illinois Supreme Court. On May 26, 2004, the Supreme Court declined to hear the earlier-filed of the two appeals. There is no set date by which the Court must decide if it will hear the remaining appeal. While ComEd cannot currently predict the ultimate outcome of this action, it does not believe that the action will have a material adverse effect on its results of operations or its cash flows.

PECO and Generation

      Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2004, also regarding the valuation of its Limerick and Peach Bottom plants, its Quad Cities Station (Rock Island County, IL) and, through its wholly owned subsidiary AmerGen, Three Mile Island Nuclear Station (Dauphin County, PA) and Oyster Creek Nuclear Generating Station (Forked River, NJ).

      PECO and Generation believe their reserve balances for exposures associated with the real estate taxes as of June 30, 2004 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, “Accounting for Contingencies.” The ultimate outcome of such matters, however, could result in additional unfavorable or favorable adjustments to the consolidated financial statements of Exelon, PECO and Generation and such adjustments could be material.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The U.S. Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), has submitted a draft feasibility study addressing options for remediation of the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of the anticipated remediation strategy for the site may range up to $22 million. Once a remedy is selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of the liability.

      Raytheon and Mitsubishi Litigation. In connection with the February 2004 settlement among Exelon, Generation and the lenders under the Boston Generating Credit Facility more fully described in Note 3 — Acquisitions and Dispositions, Exelon, Generation, the lenders and Raytheon, the guarantor of the obligations of the turnkey contractor under the projects’ engineering, procurement and construction agreements entered into a global settlement of all disputes relating to the construction of the Mystic 8 and 9 and Fore River generating facilities. Under the global settlement, Generation agreed to pay approximately $31.1 million to Raytheon and approximately $1.4 million to Boston Generating. Raytheon released Exelon, Generation, their affiliates and the lenders from construction claims related to the projects. Raytheon also resolved all of the pending Mitsubishi Heavy Industries, LTD (MHI) and Mitsubishi Heavy Industries of America (MHIA) claims relating to work performed on the projects prior to the settlement, and has indemnified Exelon, Generation, their affiliates and the lenders from certain subcontractor claims relating to the projects. In return, Exelon, Generation, their affiliates and the lenders released all of their claims against Raytheon. All litigation by and between Raytheon, MHI, MHIA and the project companies relating to the projects has been dismissed. Raytheon has also ceased all construction activities related to the Mystic 8 and 9 and Fore River generating facilities and assigned subcontracts to the project companies, and will cooperate with the transition of construction to a new contractor. In the event that the transfer of plant operations and power marketing activities are not completed by September 1, 2004, under the settlement documents among Exelon and the lenders, Generation will be reimbursed for the $32.5 million paid in connection with the settlement through a first claim against any payments otherwise payable to the lenders on account of their interests in the projects.

      Oyster Creek. On April 7, 2004, AmerGen entered into settlements with the State of New Jersey relating to an environmental incident on September 23, 2002 at Oyster Creek. The incident resulted in a fishkill from heated water discharged from the plant. The State alleged that the plant had violated its water discharge permit. The settlements with the State of New Jersey settled all claims without any admission of liability for payments aggregating $1 million.

Exelon, ComEd, PECO and Generation

      Exelon, ComEd, PECO and Generation are involved in various other litigation matters that are being defended and handled in the ordinary course of business. Exelon, ComEd, PECO and Generation maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on their respective financial condition, results of operations or cash flows.

Credit Contingencies

      Dynegy. Generation is counterparty to Dynegy, Inc. (Dynegy) in various energy transactions. The credit ratings of Dynegy are below investment grade. As of June 30, 2004, Generation has credit risk associated with Dynegy through Generation’s investment in Sithe. Sithe is a 100% owner of the Independence generating station, a 1,028-MW gas-fired facility that has an energy-only long-term tolling agreement with Dynegy, with a related financial swap arrangement. As of March 31, 2004, Generation consolidated the assets and liabilities of Sithe in accordance with the provisions of FIN No. 46-R. As a result, Generation has recorded an asset of $114 million on its Consolidated Balance Sheets related to the fair market value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” If Dynegy were unable to fulfill the terms the financial swap agreement, Generation would be required to impair the related asset. Exelon estimates, as a 50% owner of Sithe, that the impairment would result in an after-tax reduction of its net income of approximately $21 million.

      In addition to the asset impairment, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation would likely incur an impairment of the intangible asset associated with the tolling agreement associated with the Independence plant. Depending upon the timing of Dynegy’s failure to fulfill its obligations and the outcome of any restructuring initiatives, Generation could realize an after-tax charge of up to $50 million. In the event of a sale of Generation’s investment in Sithe to a third party, proceeds from the sale could be negatively affected by up to $84 million, which would represent an after-tax loss of up to $50 million. Additionally, the future economic value of AmerGen’s purchased power arrangement with Illinois Power Company (Illinois Power), a subsidiary of Dynegy, could be affected by events related to Dynegy’s financial condition. In February 2004, Dynegy announced an agreement to sell Illinois Power to a third party, which, upon closing of the transaction, would reduce Generation’s credit risk associated with Dynegy.

Income Tax Refund Claims

      ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultant of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds to be recovered from the IRS, if any. The ultimate net cash outflow to ComEd and PECO related to all the agreements will either be positive or neutral depending upon the outcome of the refund claims with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger of Exelon, Unicom Corporation and PECO on October 20, 2000 (Merger), would be recorded as a reduction of goodwill pursuant to a reallocation of the Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of the refund claims.

      During the three months ended June 30, 2004, the IRS granted preliminary approval for one of ComEd’s refund claims. As such, ComEd believes that it is probable that a fee will ultimately be paid to the tax consultant. Therefore, ComEd has recorded an expense of $5 million (pretax), which resulted in a decrease to the prepayment from $11 million to $6 million. The charge represents an estimate of the fee to the tax

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the tax and interest benefit. ComEd has not reflected the tax benefit associated with the refund claim pending final approval of the IRS. However, as described above, the net income statement impact for ComEd is not anticipated to be material.

Jointly Owned Electric Utility Plant

      On January 28, 2004, the NRC issued a letter requesting PSE&G to conduct a review of its Salem facility, of which Generation owns 42.59%, to assess the workplace environment for raising and addressing safety issues. PSE&G responded to the letter on February 28, 2004, and had independent assessments of the work environment at the facility performed. Assessment results were provided to the NRC in May. The assessments concluded that Salem was safe for continued operation, but also identified issues that need to be addressed. At an NRC public meeting on June 16, 2004, PSE&G outlined its action plans to address these issues, which focus on safety conscious work environment, the corrective action program, and work management. A letter documenting these plans and commitments was sent to the NRC on June 25, 2004.

      In June 2001, the NJDEP issued a renewed NPDES permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water system. An application for renewal of that permit, including a demonstration of compliance with the requirements of the recently published FWPCA Section 316(b) regulations, must be submitted to NJDEP by February 2, 2006 unless the agency grants additional time to collect information to comply with the new regulations. NJDEP advised PSE&G in a letter dated July 12, 2004 that it strongly recommends reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSE&G has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations. If application of the Section 316(b) regulations require the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, the retrofit would result in material costs of compliance to the owners of the facility.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Financial Information (Exelon, ComEd, PECO and Generation)

      The following tables provide additional information regarding the regulatory assets and liabilities of ComEd and PECO:

	June 30,	December 31,
ComEd	2004	2003

Regulatory Assets (Liabilities)
Nuclear decommissioning	$(1,212)	$(1,183)
Removal costs	(992)	(973)
Recoverable transition costs	109	131
Reacquired debt costs and interest-rate swap settlements	162	172
Deferred income taxes	(60)	(61)
Other	26	23

Total	$(1,967)	$(1,891)

	June 30,	December 31,
PECO	2004	2003

Regulatory Assets (Liabilities)
Competitive transition charge	$4,129	$4,303
Deferred income taxes	775	762
Non-pension postretirement benefits	55	58
Reacquired debt costs	45	49
MGP regulatory asset (see Note 15 — Commitments and Contingencies)	30	34
U.S. Department of Energy facility decommissioning	23	26
Nuclear decommissioning	(35)	(12)
Other	16	6

Long-term regulatory assets	5,038	5,226
Deferred energy costs (current asset)	25	81

Total	$5,063	$5,307

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide supplemental balance sheet information as of June 30, 2004 and December 31, 2003:

June 30, 2004	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$6,472	$879	$2,105	$3,370
Accounts receivable:
Allowance for uncollectible accounts	101	16	61	18

December 31, 2003	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$6,948	$771	$2,048	$4,025
Accounts receivable:
Allowance for uncollectible accounts	110	16	72	14

17.	Segment Information (Exelon, ComEd, PECO and Generation)

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2004 and 2003

      Exelon’s segment information for the three months ended June 30, 2004 and 2003 is as follows:

						Corporate and
	Energy					Intersegment
	Delivery	Generation		Enterprises		Eliminations	Consolidated

Total revenues(a):
2004	$2,435	$1,948		$43		$(876)	$3,550
2003	2,322	2,058	(b)	269	(b)	(928)	3,721
Intersegment revenues:
2004	$11	$871		$(4)		$(878)	$—
2003	19	896		14	(b)	(929)	—
Income (loss) before income taxes and minority interest:
2004	$485	$266		$51		$(67)	$735
2003	481	234	(b)	(96	)(b)	(24)	595
Income taxes:
2004	$182	$100		$24		$(80)	$226
2003	190	92	(b)	(35	)(b)	(25)	222
Net income (loss):
2004	$303	$178		$27		$13	$521
2003	291	142	(b)	(61	)(b)	—	372

(a)	$57 million and $51 million in utility taxes are included in the revenues and expenses for the three months ended June 30, 2004 and 2003, respectively, for ComEd. $50 million and $47 million in utility taxes are included in the revenues and expenses for the three months ended June 30, 2004 and 2003, respectively, for PECO.

(b)	Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation. Segment information for the three months ended June 30, 2003 included in the table above has been adjusted to reflect Exelon Energy Company as part of the Generation segment. For the three months ended June 30, 2003, Exelon Energy Company reported the following:

Total revenues	$174	Intersegment revenues	$2
Income (loss) before income taxes	$1	Income taxes	$1
Net income (loss)	$—

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2004 and 2003, June 30, 2004 and December 31, 2003

      Exelon’s segment information for the six months ended June 30, 2004 and 2003 and at June 30, 2004 and December 31, 2003 is as follows:

						Corporate and
	Energy					Intersegment
	Delivery	Generation		Enterprises		Eliminations	Consolidated

Total revenues(a):
2004	$5,010	$3,900		$133		$(1,771)	$7,272
2003	4,964	4,260	(b)	518	(b)	(1,947)	7,795
Intersegment revenues:
2004	$26	$1,750		$—		$(1,776)	$—
2003	35	1,889		26	(b)	(1,950)	—
Income (loss) before income taxes, minority interest and cumulative effect of changes in accounting principles:
2004	$986	$383		$26		$(129)	$1,266
2003	998	146	(b)	(109	)(b)	(41)	994
Income taxes:
2004	$367	$146		$15		$(152)	$376
2003	382	65	(b)	(41	)(b)	(36)	370
Cumulative effect of change in accounting principle:
2004	$—	$32		$—		$—	$32
2003	5	108		(1)		—	112
Net income (loss):
2004	$619	$280		$11		$23	$933
2003	621	187	(b)	(69	)(b)	(6)	733
Total assets:
June 30, 2004	$28,370	$15,402	(c)	$592		$(2,262)	$42,102
December 31, 2003	28,369	14,753	(b)	727	(b)	(1,967)	41,882

(a)	$119 million and $113 million in utility taxes are included in the revenues and expenses for the six months ended June 30, 2004 and 2003, respectively, for ComEd. $100 million and $98 million in utility taxes are included in the revenues and expenses for the six months ended June 30, 2004 and 2003, respectively, for PECO.

(b)	Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation. Segment information for the six months ended June 30, 2003 and as of December 31, 2003 included in the table above has been adjusted to reflect Exelon Energy Company as part of the Generation segment. Exelon Energy Company’s total assets as of December 31, 2003 were $104 million and for the six months ended June 30, 2003, Exelon Energy Company reported the following:

Total revenues	$504	Intersegment revenues	$9
Income (loss) before income taxes	$(16)	Income taxes	$(6)
Net income (loss)	$(10)

(c)	Includes $1,423 million of Sithe consolidated assets under the provisions of FIN No. 46-R. See Note 4 — Sithe for further information regarding the consolidation of Sithe.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related-Party Transactions (Exelon, ComEd, PECO and Generation)

Exelon and ComEd

      Effective December 31, 2003, ComEd Financing II, ComEd Financing III, ComEd Funding, LLC and ComEd Transitional Funding Trust were deconsolidated from the financial statements of Exelon and ComEd in conjunction with the adoption of FIN No. 46-R. Prior periods were not restated in accordance with FIN No. 46-R.

      The financial statements of Exelon and ComEd include related-party transactions with its unconsolidated affiliates as presented in the tables below.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Interest expense to affiliates
ComEd Transitional Funding Trust	$21	$—	$45	$—
ComEd Financing II	4	—	7	—
ComEd Financing III	3	—	6	—
Equity in losses from unconsolidated affiliates
ComEd Funding LLC	(6)	—	(9)	—

	June 30,	December 31,
	2004	2003

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$13	$9
Investment in affiliates
ComEd Funding, LLC	47	45
ComEd Financing II	10	8
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	10	9
Payables to affiliates (current)
ComEd Financing II	6	6
ComEd Financing III	4	4
Long-term debt to affiliates (including due within one year)
ComEd Transitional Funding Trust	1,497	1,676
ComEd Financing II	155	155
ComEd Financing III	206	206

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the transactions described above, ComEd’s financial statements include related-party transactions as presented in the tables below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Operating revenues from affiliates
Generation(a)	$5	$15	$16	$26
Enterprises(a)	1	1	1	3
Purchased power from affiliate
PPA with Generation(b)	514	528	1,043	1,099
Operations & maintenance from affiliates
BSC(c)	49	21	89	46
Enterprises(d,e)	(4)	3	1	6
Interest income from affiliates
UII(f)	4	6	9	12
Exelon intercompany money pool(j)	1	1	2	1
Capitalized costs
BSC(c)	16	5	28	8
Enterprises(e)	—	6	—	12
Cash dividends paid to parent	104	91	207	211

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2004	2003

Receivables from affiliates (current)
UII(f)	$9	$3
PECO(h)	—	6
Exelon intercompany money pool(j)	198	405
Other	—	5
Receivables from affiliates (noncurrent)
UII(f)	1,071	1,071
Generation(k)	1,212	1,183
Other	7	8
Payables to affiliates (current)
Generation decommissioning(g)	11	11
Generation(a,b)	182	171
BSC(c)	19	13
Other	—	2
Payables to affiliates (noncurrent)
Generation decommissioning(g)	22	22
Other	5	6
Shareholders’ equity — receivable from parent(i)	188	250

(a)	ComEd provides electric, transmission and other ancillary services to Generation and Enterprises.

(b)	Effective January 1, 2001, ComEd entered into a full-requirements PPA with Generation.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from ComEd to BSC. As a result, ComEd now receives additional services from BSC including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. A portion of such services, provided at cost including applicable overhead, is capitalized.

(d)	ComEd has contracted with Services (an Enterprises company) to provide energy conservation services to ComEd customers. During the three months ended June 30, 2004, ComEd recorded a true-up of prior billings resulting in a credit balance.

(e)	ComEd received substation and transmission engineering and construction services under contracts with InfraSource, Inc. (InfraSource). A portion of such services is capitalized. Exelon sold InfraSource in September 2003.

(f)	ComEd has a note and interest receivable with a variable rate of the one month forward LIBOR rate plus 50 basis points from Unicom Investments Inc. (UII) relating to ComEd’s December 1999 fossil plant sale. This note matures in December 2011.

(g)	ComEd has a short-term and long-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation.

(h)	In 2003, ComEd provided hurricane restoration assistance to PECO.

(i)	ComEd has a non-interest bearing receivable from Exelon related to a corporate restructuring in 2001. The receivable is expected to be settled over the years 2004 through 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	ComEd participates in Exelon’s intercompany money pool. ComEd earns interest on its investment in the money pool at a market rate of interest.

(k)	ComEd has a long-term receivable from Generation related to a regulatory liability as a result of the adoption of SFAS No. 143.

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

      The financial statements of Exelon and PECO include related-party transactions with unconsolidated financing subsidiaries as presented in the tables below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Operating revenues from affiliate
PETT(a)	$3	$—	$5	$—
Interest expense to affiliates
PETT	59	—	119	—
PECO Trust III	1	—	3	—
PECO Trust IV	2	—	3	—

	June 30,	December 31,
	2004	2003

Investment in affiliates
PETT	$94	$104
PECO Energy Capital Corp	16	16
PECO Trust IV	4	3
Receivables from affiliates (non-current)
PECO Trust IV	—	1
Payables to affiliates
PECO Trust III	10	10
PECO Energy Capital Corp	1	1
Long-term debt to affiliates (including due within one year)
PETT	3,683	3,849
PECO Trust III	81	81
PECO Trust IV	103	103

(a)	PECO received a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In addition to the transactions described above, PECO’s financial statements include related-party transactions as presented in the tables below.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Operating revenues from affiliate
Generation(a)	$2	$3	$4	$5
Purchased power from affiliate
Generation(b)	349	324	699	681
Fuel from affiliate
Generation(c)	7	—	7	—
Operating and maintenance from affiliates
BSC(d)	28	10	51	22
Enterprises(e)	—	1	—	3
Capitalized costs
Enterprises(e)	—	7	—	13
BSC(d)	5	2	9	3
Cash dividends paid to parent	90	76	180	165

	June 30,	December 31,
	2004	2003

Receivable from affiliate (current)
Exelon intercompany money pool(i)	$35	$—
Receivable from affiliate (noncurrent)
Generation decommissioning(f)	35	12
Payables to affiliates (current)
Generation(b)	135	115
BSC(d)	24	15
ComEd(g)	—	6
Other	—	3
Shareholder’s equity — receivable from parent(h)	1,553	1,623

(a)	PECO provides energy to Generation for Generation’s own use.

(b)	Effective January 1, 2001, PECO entered into a full-requirements PPA with Generation.

(c)	Effective April 1, 2004, PECO entered into a one year gas procurement agreement with Generation.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from PECO to BSC. As a result, PECO now receives additional services from BSC, including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. Such services are provided at cost, including applicable overhead. Some of these costs are capitalized.

(e)	Prior to 2004, PECO received services from Enterprises for construction, which were capitalized, and the deployment of automated meter reading technology, which were expensed.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	PECO has a long-term receivable from Generation related to a regulatory liability as a result of the adoption of SFAS No. 143.

(g)	In 2003, PECO received assistance from ComEd workers during Hurricane Isabel.

(h)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2004 through 2010.

(i)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its investment in the money pool at a market rate of interest.

Exelon and Generation

      The financial statements of Exelon and Generation include related-party transactions with unconsolidated affiliates as presented in the tables below. Generation accounted for its investment in AmerGen as an equity method investment prior to the acquisition of British Energy’s 50% interest in December 2003 and its investment in Sithe as an equity method investment prior to its consolidation as of March 31, 2004. Additionally, effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Operating revenues from affiliates
ComEd(a)	$514	$528	$1,043	$1,099
PECO(a)	356	324	706	681
Exelon Energy Company(b)	—	44	—	109
BSC	1	—	1	—
Purchased power from affiliates
AmerGen(c)	—	110	—	177
ComEd(a)	3	13	12	20
Exelon Energy Company(b)	—	2	—	9
Operating and maintenance from affiliates
Sithe(d)	—	2	—	6
ComEd(a)	2	2	4	6
PECO(a)	2	3	4	6
BSC(e)	65	35	126	70
Interest expense to affiliates
Sithe(d)	—	3	—	6
Exelon(f)	—	—	—	1
Exelon intercompany money pool(f)	1	1	2	1
Services provided to affiliates
AmerGen(c)	—	18	—	35
Cash distribution paid to member	109	45	109	45

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2004	2003

Receivables from affiliates
ComEd(a)	$182	$171
ComEd decommissioning(g)	11	11
PECO(a)	135	115
BSC(e)	—	3
Exelon Energy Company(b)	—	18
Sithe(d)	—	3
Other	6	8
Note receivable from affiliate
Note receivable from Sithe(d)	—	92
Other	1	—
Long-term receivable from affiliate
ComEd decommissioning(g)	22	22
Payables to affiliates
Exelon(f)	—	1
BSC(e)	28	—
Other	4	—
Payables to affiliates (non-current)
ComEd decommissioning(h)	1,212	1,183
PECO decommissioning(h)	35	12
Notes payable to affiliates
Exelon(f)	—	115
Exelon intercompany money pool(f)	198	301
Sithe(d)	—	90

(a)	Effective January 1, 2001, Generation entered into full-requirements PPAs with ComEd and PECO. Generation purchases transmission and ancillary services from ComEd and buys power from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation.

(b)	Generation sells power to Exelon Energy Company. Prior to May 1, 2004, Generation purchased excess power from Exelon Energy Company. Prior to the transfer of Exelon Energy Company’s assets to Generation from Enterprises effective January 1, 2004, Exelon Energy Company was an intercompany affiliate of Generation.

(c)	Prior to Generation’s purchase of British Energy’s 50% interest in AmerGen in December 2003, AmerGen was an unconsolidated affiliate of Exelon and Generation and was considered to be a related party of Exelon and Generation. Generation entered into PPAs dated June 26, 2003, December 18, 2001 and November 22, 1999 with AmerGen. Under the 2003 PPA, Generation agreed to purchase from AmerGen all the energy from Oyster Creek through April 9, 2009. Under the 2001 PPA, Generation agreed to purchase from AmerGen all the energy from TMI from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation agreed to purchase from AmerGen all of the residual energy from Clinton through December 31, 2004. Currently, the residual output is approximately 31% of the total output of Clinton. Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an indefinite term and may be terminated by Generation or AmerGen with 90 days notice. Generation is compensated for these services at cost.

(d)	Under a service agreement dated December 18, 2000, Sithe provides Generation certain fuel and project development services. Sithe is compensated for these services at cost. In December 2003, Sithe received letter of credit proceeds of $3 million, which Generation was billed on behalf of Sithe. Under the terms of the agreement to acquire Exelon New England dated November 1, 2002, Generation issued a note to Sithe which was subsequently modified and increased to $536 million. During 2003, Generation repaid $446 million of this note. In the first quarter of 2004, Generation repaid $27 million prior to consolidation of Sithe in accordance with the provisions of FIN No. 46-R. The balance of the note is to be paid on the earlier of December 1, 2004, certain Sithe liquidity requirements, or upon a change of control of Generation. The note bears interest at the rate equal to LIBOR plus 0.875%. In connection with a series of transactions in November 2003 that restructured the ownership of Sithe (see Note 4 — Sithe for additional information), Generation received a $92 million note receivable from EXRES SHC, Inc., which holds the common stock of Sithe. Generation owns 50% of EXRES SHC, Inc and consolidated its investment pursuant to FIN No. 46-R effective March 31, 2004. Prior to the consolidation of Sithe in connection with FIN No. 46-R, Sithe was an unconsolidated affiliate of Exelon and Generation and was considered to be a related party of Exelon and Generation.

(e)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. Such services are provided at cost, including applicable overhead. Some third party reimbursements due Generation are recovered through BSC.

(f)	Represents the outstanding balance of amounts borrowed under the intercompany money pool and other short-term obligations payable to Exelon. In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.

(g)	Generation has a short-term and a long-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation resulting from the 2001 corporate restructuring.

(h)	Generation has long-term payables to ComEd and PECO as a result of the adoption of SFAS No. 143.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events (Exelon, ComEd, PECO and Generation)

Credit Facility (Exelon, ComEd, PECO and Generation)

      At June 30, 2004, Exelon Corporate, along with ComEd, PECO and Generation, participated in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion five-year facility and the $750 million three-year facility was reduced to $500 million. The terms of the new facilities are consistent with the previous facilities. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon Corporate, ComEd, PECO and Generation and to issue letters of credit.

Synthetic Fuel-producing Facilities (Exelon)

      In July 2004, Exelon purchased an interest in a limited partnership that indirectly owns four synthetic fuel-producing facilities. Exelon’s purchase price for these facilities included a combination of cash, a note payable and contingent consideration dependent upon the production levels of the facilities. These facilities are not consolidated within Exelon’s financial statements because Exelon does not have a controlling financial interest in these facilities. The note payable recorded for the purchase of the facilities was $22 million. Exelon’s right to acquire its share of tax credits generated by the facilities was recorded as an intangible asset and will be amortized as the tax credits are earned. Private letter rulings have been received by the partnership that indicate these facilities qualify for tax credits under Section 29 of the Internal Revenue Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      (Dollars in millions except per share data, unless otherwise noted)

General

      Exelon Corporation (Exelon), a registered public utility holding company, through its subsidiaries, operates in three business segments:

•	Energy Delivery, whose businesses include the regulated sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

•	Generation, consisting of Exelon Generation Company, LLC’s (Generation) owned and contracted for electric generating facilities, energy marketing operations, a 50% interest in EXRES SHC, Inc., the holding company of Sithe Energies, Inc. and its subsidiaries, hereafter referred to as Sithe, and, effective January 1, 2004, the competitive retail sales business of Exelon Energy Company.

•	Enterprises, consisting primarily of the remaining energy services business of Exelon Services, Inc. (Services), the remaining district cooling investments of Exelon Thermal Holdings, Inc. (Thermal), the remaining electrical contracting business of F & M Holdings, LLC, and other investments related to the communications, energy services and retail services industries. Effective January 1, 2004, the competitive retail sales business of Exelon Energy Company was transferred to Generation. See Note 3 of the Combined Notes to Consolidated Financial Statements for information regarding the disposition of businesses within the Enterprises segment during 2004.

      See Note 17 of the Combined Notes to Consolidated Financial Statements for further segment information. Exelon’s corporate operations, through its business services subsidiary, Exelon Business Services Company (BSC), provide the business segments a variety of support services, including legal, human resources, financial, information technology, supply management and corporate governance services. Additionally, in 2004, due to the centralization of certain functions, certain employees were transferred from ComEd and PECO to BSC. As a result, ComEd and PECO now receive additional services from BSC, including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems, and management of other support services. These costs are allocated to the business segments. Additionally, the results of Exelon’s corporate operations include costs for strategic long-term planning, certain governmental affairs, and interest costs and income from various investment and financing activities.

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

Accounting for Ownership Interests in Variable Interest Entities (Exelon, ComEd, PECO and Generation)

      Exelon, through Generation, has a 50% interest in Sithe. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R), Exelon and Generation consolidated Sithe within their financial statements as of March 31, 2004. The determination that Sithe qualified as a variable interest entity and that

Generation was the primary beneficiary under FIN No. 46-R required analysis of the economic benefits accruing to all parties pursuant to their ownership interests supplemented by management’s judgment. Sithe’s total assets and total liabilities as of June 30, 2004 were $1,423 million and $1,338 million, respectively. As required by FIN No. 46-R, upon the occurrence of a future triggering event, such as a change in ownership, management will reassess its investment in Sithe to determine if Generation continues to qualify as the primary beneficiary. If management determines in a future period that Sithe no longer qualifies to be consolidated within the financial statements of Exelon and Generation pursuant to FIN No. 46-R, the resulting deconsolidation of Sithe could have a significant effect on the Consolidated Balance Sheets of Exelon and Generation and classifications within their Consolidated Statements of Income and Comprehensive Income. The consolidation of Sithe did not have an effect on Exelon’s and Generation’s income before the cumulative effect of changes in accounting principles for the six months ended June 30, 2004, and Exelon and Generation do not anticipate that the consolidation will have a significant effect on net income in future periods.

      In addition to Sithe, management reviewed other entities with which Exelon and its subsidiaries have business relationships to determine if those entities were variable interest entities that should be consolidated under FIN No. 46-R and concluded that those entities should not be consolidated within the financial statements of Exelon, ComEd, PECO and Generation.

New Accounting Pronouncements

      See Note 2 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

EXELON CORPORATION

Executive Overview

      Financial Results. Exelon’s diluted earnings per average common share increased by 37% for the three months ended June 30, 2004 as compared to the same period in 2003, primarily as a result of decreased losses at Enterprises, an increase in net income at Generation and favorable tax effects from investments in synthetic fuel-producing facilities. Enterprises recorded a gain on the sale of Exelon Thermal Holdings, Inc. (Exelon Thermal) of $36 million (before income taxes and net of debt prepayment penalties), while Enterprises’ 2003 income reflected a goodwill impairment charge of $47 million (before income taxes) and investment-related impairment charges of $35 million (before income taxes). The increase in Generation’s net income reflects an $85 million gain (before income taxes) on the sale of Boston Generating, LLC (Boston Generating) during the second quarter of 2004. Exelon’s investments in synthetic fuel-producing facilities provided a tax benefit of $48 million and increased Exelon’s net income for the three months ended June 30, 2004 by $15 million.

      Exelon’s diluted earnings per average common share increased by 25% for the six months ended June 30, 2004 as compared to the same period in 2003, primarily as a result of decreased losses at Enterprises, an increase in net income at Generation and favorable tax effects from investments in synthetic fuel-producing facilities. Enterprises results were affected by the 2004 gain recorded on the sale of Thermal and the 2003 goodwill and investment impairment charges discussed above. The increase in Generation’s net income reflects a 2003 impairment charge of $200 million (before income taxes) related to Generation’s investment in Sithe and an $85 million gain (before income taxes) on the sale of Boston Generating during the second quarter of 2004. In the first quarter of 2004, Exelon recorded an after-tax gain of $32 million in accordance with FIN No. 46-R and the resulting consolidation of Sithe. In the first quarter of 2003, Exelon recorded an after-tax gain of $112 million upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Asset Retirement Obligations” (SFAS No. 143).

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Exelon — Executive Summary” in the 2003 Form 10-K for a discussion of Exelon’s implementation of The Exelon Way.

      Investment Strategy. Exelon continued to follow a disciplined approach in investing to maximize the earnings and cash flows from its assets and businesses and to divest those assets and businesses that do not meet its goals. Highlights in the first half of 2004 include:

•	On May 25, 2004, Generation completed the sale, transfer and assignment of ownership of its indirect wholly owned subsidiary Boston Generating, which owns the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility. The resulting pre-tax gain of $85 million ($52 million after-tax) was recorded within Exelon’s Consolidated Statements of Income and Comprehensive Income during the second quarter of 2004.

•	Exelon continued to execute its divestiture strategy for Enterprises by selling five units of Exelon Services, Inc. (Services) during the six months ended June 30, 2004 for total expected proceeds of $34 million subject to post-closing adjustments, and selling its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million in June 2004. Exelon closed on the sale of the Chicago business of Exelon Thermal during the second quarter of 2004 for net cash proceeds of $134 million and expects to close on the sale of the Aladdin thermal facility during the second half of 2004.

      Enterprises continues to pursue the divestiture of other businesses and investments; however, it may be unable to fully divest certain businesses and investments for a number of reasons, including an inability to locate appropriate buyers or negotiate acceptable terms for the transactions. In addition, the amount that Enterprises may realize from a divestiture is subject to market conditions that may contribute to pricing and other terms that are materially less than expected and could result in a loss on the sale. Timing of any divestitures may positively or negatively affect the results of operations. As of June 30, 2004, Enterprises had total assets and liabilities of $592 million and $200 million, respectively.

      Financing Activities. Exelon made payments of approximately $345 million for the purpose of retiring PECO and ComEd transition trust long-term debt and repaid approximately $237 million of other net long-term debt during the six months ended June 30, 2004. Exelon met all of its capital resource commitments with internally generated cash and expects to do so in the foreseeable future, absent new acquisitions. In January 2004, Exelon announced a 10% increase in its quarterly dividend on its common stock and approved a 2-for-1 split of its common stock. The distribution date was May 5, 2004. The share and per-share amounts included in this Form 10-Q have been adjusted for all periods presented to reflect the stock split. In the second quarter of 2004, Exelon’s Board of Directors approved a discretionary share repurchase program. Exelon purchased common stock, held as treasury shares as of June 30, 2004, totaling $75 million during the second quarter of 2004. Exelon also replaced its $750 million 364-day unsecured revolving credit agreement with a $1 billion five-year facility and reduced its $750 million three-year facility to $500 million in a transaction that closed on July 16, 2004.

      Regulatory Developments. On May 1, 2004, ComEd fully integrated its transmission facilities into PJM Interconnection (PJM). PECO and ComEd’s membership in PJM supports Exelon’s commitment to competitive wholesale electric markets and will provide Exelon the benefits of more transparent, liquid and competitive markets for the sale and purchase of electric energy and capacity. Upon joining PJM, ComEd began incurring administrative fees, which are expected to approximate $30 million annually. Exelon believes such costs will ultimately be partially offset by the benefits of full access to a wholesale competitive marketplace, particularly after ComEd’s regulatory transition period ends in 2006; however, changes in market dynamics could affect the ultimate financial impact on Exelon.

      ComEd currently earns approximately $66 million annually from through and out (T&O) rates for energy flowing across ComEd’s transmission system. On March 19, 2004, the Federal Energy Regulatory Commission (FERC) issued an order to eliminate these rates effective May 1, 2004, which was subsequently deferred until December 1, 2004. The T&O rates are to be replaced by a new long-term transmission pricing structure that will eliminate seams in the PJM and Midwest ISO regions. Transmission owners in PJM and Midwest ISO and other parties must file one or more pricing proposals with the FERC on or before October 1, 2004, with an effective date of December 1, 2004. While Exelon and ComEd cannot predict the outcome of the FERC’s final determination of a new long-term transmission pricing structure, such pricing structure could adversely impact Exelon’s and ComEd’s results of operations.

      See ComEd’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for further information regarding Regulatory Developments.

      Operations. Generation’s nuclear fleet achieved a 93.3% capacity factor for the six months ended June 30, 2004 compared to 94.2% in the same period of 2003 primarily as a result of increased planned outage days.

      Outlook for the Remainder of 2004 and Beyond. Exelon’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Exelon — Executive Summary” in the 2003 Form 10-K.

Results of Operations — Exelon Corporation

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

	2004	2003	Variance	% Change

Operating revenues	$3,550	$3,721	$(171)	(4.6)%
Purchased power and fuel expense	1,211	1,387	(176)	(12.7)%
Operating and maintenance expense	1,056	1,100	(44)	(4.0)%
Operating income	783	800	(17)	(2.1)%
Other income and deductions	(48)	(205)	157	(76.6)%
Income before income taxes and minority interest	735	595	140	23.5%
Net income	521	372	149	40.1%
Diluted earnings per share	0.78	0.57	0.21	36.8%

      Operating Revenues. Operating revenues decreased for the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to decreased revenues at Enterprises due to the sale of the majority of the businesses of InfraSource, Inc. (InfraSource) during the third quarter of 2003, decreased competitive transition charge (CTC) collections at ComEd and Generation’s adoption of Emerging Issues Task Force (EITF) Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’ ” (EITF 03-11) in 2004. Generation’s adoption of EITF 03-11 during 2004 changed the presentation of certain power transactions and decreased operating revenues by $239 million for the three months ended June 30, 2004 but had no effect on net income. The decreases in operating revenues were partially offset by higher delivery volume and favorable weather conditions at Energy Delivery and an increase in market sales at Generation due to the acquisition of the remaining 50% of AmerGen Energy Company, LLC (AmerGen) and the consolidation of Sithe. See further discussion of operating revenues by segment below.

      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased during the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to Generation’s adoption of EITF 03-11 during 2004, which resulted in a decrease in purchased power and fuel expense of $239 million. In addition, purchased power decreased due to Generation’s acquisition of the remaining 50% of AmerGen in December 2003, which was only partially offset by an increase in fuel expense. Purchased power represented 23% of Generation’s total supply for the three months ended June 30, 2004 compared to 36% for the same period in 2003. See further discussion of purchased power and fuel expense by segment below.

      Operating and Maintenance Expense. Operating and maintenance expense decreased for the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to decreased expenses at Enterprises due to the sale of the majority of the businesses of InfraSource during the third quarter of 2003 and a goodwill impairment charge recorded during 2003, partially offset by increased expenses at Generation due to the acquisition of the remaining 50% of AmerGen, the consolidation of Sithe and increased costs at Boston Generating. Investments made by Exelon in the fourth quarter of 2003 in synthetic fuel-producing facilities increased operating and maintenance expense by $24 million. See further discussion of operating and maintenance expenses by segment below.

      Operating Income. The change in operating income, exclusive of the changes in operating revenues, purchased power and fuel expense and operating and maintenance expense discussed above, was primarily the result of increased depreciation expense due to additional plant placed in service after the second quarter of 2003 and increased amortization expense due to investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities. Taxes other than income were higher in 2004 as compared to 2003, primarily at Energy Delivery, as a result of a refund of Illinois Electricity Distribution taxes at ComEd and the reversal of a use tax accrual resulting from an audit settlement at PECO, both in 2003.

      Other Income and Deductions. Other income and deductions changed primarily due to 2004 gains on the sales of Boston Generating and Exelon Thermal and 2003 investment impairments of $35 million recorded by Enterprises. Equity in earnings of unconsolidated affiliates decreased by $46 million due to the acquisition of the remaining 50% of AmerGen in December 2003, the deconsolidation of certain financing trusts during 2003 and investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities. Interest expense and distributions on preferred securities of subsidiaries collectively increased $17 million, primarily due to increased interest expense at Generation.

      Effective Income Tax Rate. Exelon’s effective income tax rate decreased from 37% for the three months ended June 30, 2003 to 31% for the same period in 2004, primarily due to investments made in synthetic fuel-producing facilities during the fourth quarter of 2003. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations by Business Segment

      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the three months ended June 30, 2004 and 2003 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Net Income (Loss) by Business Segment

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Energy Delivery	$303	$291	$12	4.1%
Generation	178	142	36	25.4%
Enterprises	27	(61)	88	n.m.
Corporate	13	—	13	n.m.

Total	$521	$372	$149	40.1%

n.m. — not meaningful

     Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation. The information for the three months ended June 30, 2003 related to the Enterprises and Generation segments discussed below has not been adjusted to reflect the transfer of Exelon Energy Company from the Enterprises segment to the Generation segment. Exelon Energy Company’s results for the three months ended June 30, 2003 were as follows:

Total revenues	$174
Intersegment revenues	2
Income before income taxes	1
Income taxes	1
Net income (loss)	—

Results of Operations — Energy Delivery

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$2,435	$2,322	$113	4.9%
Purchased power and fuel expense	1,059	986	73	7.4%
Operating and maintenance expense	355	342	13	3.8%
Depreciation and amortization expense	228	213	15	7.0%
Operating income	661	666	(5)	(0.8)%
Interest expense	172	189	(17)	(9.0)%
Net income	303	291	12	4.1%

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

			Total
	Electric	Gas	Variance

Volume	$107	$4	$111
ComEd’s integration into PJM	43	—	43
Weather	43	(14)	29
Rate changes and mix	(11)	13	2
Customer choice	(67)	—	(67)
Other effects	(11)	6	(5)

Increase (decrease) in operating revenues	$104	$9	$113

      Volume. Both ComEd’s and PECO’s electric revenues increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to an increased number of customers and increased usage per customer, primarily residential and large commercial and industrial customers for ComEd and across all customer classes for PECO.

      ComEd’s Integration into PJM. Energy Delivery’s operating revenues and purchased power expense each increased by $43 million in the three months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM. The increases relate to the change in control of the transmission assets from ComEd to PJM as a result of which ComEd receives revenues for its proportionate share of the transmission revenues generated by PJM, but also pays PJM for the use of its transmission assets. This is consistent with how PECO accounts for its PJM transmission revenues and expenses. For 2004, ComEd’s operating revenues are estimated to increase by approximately $180 million, offset by a corresponding and equal increase in purchased power expense. Starting in 2005, on an annual basis, ComEd’s operating revenues and purchased power expense are estimated to increase between $200 to $250 million. However, there is no expected effect on revenues net of purchased power expense.

      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. Energy Delivery’s electric revenues were positively affected by favorable weather conditions. Cooling degree-days in the ComEd and PECO service territories were 68% and 66% higher, respectively. Heating degree-days in the ComEd and PECO service territories were 18% lower and 32% lower, respectively.

      Energy Delivery’s gas revenues were negatively affected by unfavorable weather conditions.

      Rate Changes and Mix. ComEd’s CTC is reset in the second quarter of each year to reflect market price adjustments. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity and other adjustments to the energy component decreased the collection of CTCs as compared to the respective prior year period. As a result, ComEd’s CTC revenues decreased $44 million for the three months ended June 30, 2004 as compared to the same period in 2003. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under ComEd’s power purchase option (PPO) by $28 million.

      Decreased average rates paid by ComEd’s residential customers resulted in a $10 million decrease in revenues. Although residential rates are frozen through 2006, ComEd’s average effective residential rates fluctuate due to the usage patterns of customers.

      Electric revenues increased $17 million at PECO as a result of $12 million of favorable rate mix due to changes in monthly usage patterns in all customer classes and $5 million related to a scheduled phase-out of merger-related rate reductions. In connection with the Pennsylvania Public Utility Commission’s (PUC) approval of the merger of PECO, Unicom Corporation, and Exelon in 2000, PECO entered into a settlement agreement with the PUC and agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through 2005. Rates were reduced by $60 million per year in 2002 and 2003 and will be reduced by $40 million per year in 2004 and 2005.

      Energy Delivery’s gas revenues reflect increases in rates through PUC approved changes to the purchased gas adjustment clause that became effective June 1, 2003 and March 1, 2004. The average purchased gas cost rate per million cubic feet for the three months ended June 30, 2004 was 30% higher than the rate for the same period in 2003. PECO’s purchased gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates. PECO has asked the PUC for a decrease in its rates through the purchased gas adjustment clause effective December 1, 2004 as a result of lower current gas costs. This proposed decrease would have no impact on PECO’s operating income.

      Customer Choice. For the three months ended June 30, 2004 and 2003, 29% and 25%, respectively, of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers (AES) or under the ComEd PPO. The decrease in electric retail revenues attributable to customer choice included a decrease in revenues of $51 million from customers in Illinois electing to purchase energy from an AES or under ComEd’s PPO and a decrease in revenues of $16 million from customers in Pennsylvania being assigned to or selecting an AES.

      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

			Total
	Electric	Gas	Variance

Volume	$44	$3	$47
ComEd’s integration into PJM	43	—	43
Prices	13	13	26
Weather	16	(10)	6
Customer choice	(56)	—	(56)
Other	(3)	10	7

Increase in purchased power and fuel expense	$57	$16	$73

      Volume. ComEd’s purchased power and fuel expense increased due to increases, exclusive of the effect of weather and customer choice, in the number of customers and average usage per customer, primarily residential and large commercial and industrial customers. PECO’s electric purchased power and fuel expense increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to increased customer growth and usage per customer across all customer classes.

      ComEd’s Integration into PJM. Energy Delivery’s operating revenues and purchased power expense each increased by $43 million in the three months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM. See “Operating Revenues” above.

      Prices. Energy Delivery’s electric purchased power increased primarily due to an increase at PECO as a result of higher wholesale market prices associated with certain large commercial and industrial customers whose billing rates are tied to wholesale market prices for energy. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.

      Weather. Energy Delivery’s purchased power and fuel expense increased due to the effect of favorable weather conditions.

      Customer Choice. An increase in customer switching resulted in a reduction of purchased power expense, primarily due to ComEd’s non-residential customers electing to purchase energy from an AES or ComEd’s PPO and PECO’s residential and small commercial and industrial customers selecting or being assigned to purchase energy from an AES.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Higher corporate allocations(a)	$29
Severance, pension and postretirement benefit costs associated with The Exelon Way	12
Tax consultant fees(b)	5
Employee fringe benefits(c)	(15)
Contractors	(8)
Environmental matters	(4)
Other	(6)

Increase in operating and maintenance expense	$13

(a)	Higher corporate allocations primarily result from a higher percentage allocation to Energy Delivery due to the sale of certain Enterprises businesses.

(b)	ComEd recorded a $5 million charge for contingent fees paid to a tax consultant (see Note 15 of the Combined Notes to Consolidated Financial Statements for more information).

(c)	During the second quarter of 2004, ComEd and PECO adopted the provisions of FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2). Employee fringe benefits include a $2 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information related to employee fringe benefits.

     Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily due to increased competitive transition charge amortization of $7 million at PECO and increased depreciation of $5 million due to capital additions across Energy Delivery.

      Operating Income. The change in operating income, exclusive of the changes in operating revenues, purchased power and fuel expense and operating and maintenance expense discussed above, was the result of increased taxes other than income. This increase was primarily attributable to $12 million related to the reversal of a PECO use tax accrual resulting from an audit settlement in 2003 and a 2003 ComEd refund of $5 million for Illinois Electricity Distribution Taxes.

      Interest Expense. The reduction in interest expense was primarily due to scheduled principal payments.

Energy Delivery Operating Statistics and Revenue Detail

      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended June 30,

Retail Deliveries — (in gigawatthours (GWhs))(a)	2004	2003	Variance	% Change

Full service(b)
Residential	8,065	7,437	628	8.4%
Small commercial & industrial	6,477	6,646	(169)	(2.5)%
Large commercial & industrial	5,129	5,378	(249)	(4.6)%
Public authorities & electric railroads	1,424	1,555	(131)	(8.4)%

Total full service	21,095	21,016	79	0.4%

PPO (ComEd only)
Small commercial & industrial	870	869	1	0.1%
Large commercial & industrial	877	1,318	(441)	(33.5)%
Public authorities & electric railroads	577	531	46	8.7%

	2,324	2,718	(394)	(14.5)%

Delivery only(c)
Residential	488	186	302	162.4%
Small commercial & industrial	2,194	1,580	614	38.9%
Large commercial & industrial	3,280	2,320	960	41.4%
Public authorities & electric railroads	406	247	159	64.4%

	6,368	4,333	2,035	47.0%

Total PPO and delivery only	8,692	7,051	1,641	23.3%

Total retail deliveries	29,787	28,067	1,720	6.1%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking electric generation service under tariffed rates.

(c)	Delivery only service reflects customers receiving electric generation service from an AES.

	Three Months
	Ended June 30,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$819	$769	$50	6.5%
Small commercial & industrial	593	585	8	1.4%
Large commercial & industrial	352	351	1	0.3%
Public authorities & electric railroads	94	102	(8)	(7.8)%

Total full service	1,858	1,807	51	2.8%

PPO (ComEd only)(b)
Small commercial & industrial	60	59	1	1.7%
Large commercial & industrial	51	72	(21)	(29.2)%
Public authorities & electric railroads	31	28	3	10.7%

	142	159	(17)	(10.7)%

Delivery only(c)
Residential	38	14	24	171.4%
Small commercial & industrial	58	49	9	18.4%
Large commercial & industrial	48	48	—	—
Public authorities & electric railroads	9	8	1	12.5%

	153	119	34	28.6%

Total PPO and delivery only	295	278	17	6.1%

Total electric retail revenues	2,153	2,085	68	3.3%

Wholesale and miscellaneous revenue(d)	163	127	36	28.3%

Total electric revenue	$2,316	$2,212	$104	4.7%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC.

(b)	Revenue from customers choosing ComEd’s PPO includes an energy charge at market rates, transmission and distribution charges and a CTC.

(c)	Delivery only revenue reflects revenue from customers receiving electric generation service from an AES. Revenue from customers choosing an AES includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from an AES were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

     Energy Delivery’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended June 30,

Deliveries to customers (in million cubic feet (mmcf))	2004	2003	Variance	% Change

Retail sales	8,162	9,222	(1,060)	(11.5)%
Transportation	6,410	5,779	631	10.9%

Total	14,572	15,001	(429)	(2.9)%

	Three Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Retail sales	$102	$99	$3	3.0%
Transportation	4	4	—	—
Resales and other	13	7	6	85.7%

Total	$119	$110	$9	8.2%

Results of Operations — Generation

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$1,948	$1,886	$62	3.3%
Purchased power and fuel expense	1,025	1,148	(123)	(10.7)%
Operating and maintenance expense	623	451	172	38.1%
Operating income	183	201	(18)	(9.0)%
Income before income taxes and minority interest	266	233	33	14.2%
Net income	178	142	36	25.4%

      Operating Revenues. The changes in Generation’s operating revenues for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Retail gas revenue	$84
Wholesale and retail electric sales	(39)
Electric revenue from affiliates	(31)
Other	48

Increase in operating revenues	$62

      Retail Gas Revenue. Retail gas revenue increased $84 million as a result of the transfer of Exelon Energy Company to Generation as of January 1, 2004.

      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the three months ended June 30, 2004 compared to the same period in 2003, consisted of the following:

Variance

Effects of the adoption of EITF 03-11(a)	$(238)
Sale of Boston Generating	(43)
Exelon Energy Company and AmerGen operations	104
Other operations	138

Decrease in wholesale and retail electric sales	$(39)

(a)	Does not include $1 million of EITF 03-11 adjustments related to fuel sales that are included in other revenues.

     The adoption of EITF 03-11 on January 1, 2004 resulted in the netting of certain revenues and the associated purchase power and fuel expense in 2004. See Note 2 of the Combined Notes to Consolidated Financial Statements for further discussion of EITF 03-11. The sale of Boston Generating in May 2004 resulted in less revenues from this entity compared to the same period in the prior year. The acquisition of Exelon Energy and AmerGen resulted in increased wholesale and retail electric sales of approximately $104 million compared to the same period in the prior year.

      The other increase in wholesale and retail electric sales was primarily due to higher demand in the forward wholesale market and higher prices in the spot wholesale market. Market prices in the Midwest region were primarily driven by higher coal prices, and in the Mid-Atlantic region market prices were driven primarily by higher oil and gas prices.

      Electric Revenue from Affiliates. Revenue from sales to affiliates decreased primarily as a result of the transfer of Exelon Energy Company to Generation effective January 1, 2004 as a result of which sales to Exelon Energy Company are no longer reported as affiliate revenue by Generation. Revenue from sales to Exelon Energy Company for the three months ended June 30, 2003 was $44 million.

      The decrease in revenue from sales to affiliates was partially offset by $15 million in higher sales to Energy Delivery. The higher sales to Energy Delivery were primarily due to overall increased usage per customer and favorable weather conditions.

      Other. Certain other revenues increased for the three months ended June 30, 2004 as compared to the same period in 2003, primarily due to the consolidation of Sithe’s operations beginning April 1, 2004.

      Purchased Power and Fuel Expense. The changes in Generation’s purchased power and fuel expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Effects of the adoption of EITF 03-11	$(239)
Boston Generating	(33)
Midwest Generation	(25)
AmerGen and Exelon Energy Company	(11)
Volume	92
Sithe Energies, Inc.	62
Price	49
Mark-to-market adjustments on hedging activity	11
Other	(29)

Decrease in purchased power and fuel expense	$(123)

      Adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in purchased power of $238 million and fuel expense of $1 million.

      Boston Generating. The decrease in fuel and purchased power expense for Boston Generating is due primarily to the sale of the business in May 2004. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information regarding Boston Generating.

      Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation.

      AmerGen and Exelon Energy Company. As result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003, purchased power decreased $97 million. In prior periods, Generation reported energy purchased from AmerGen as purchased power expense.

      Due to the transfer of Exelon Energy Company to Generation effective January 1, 2004, fuel expense increased $86 million as fuel purchases made by Exelon Energy Company did not previously affect Generation’s results.

      Volume. Generation experienced increases in purchased power and fuel expense due to increased market and retail electric sales throughout its various sales regions. The increase in purchased power is partially offset by decreased purchased power from Midwest Generation (see Midwest Generation above for further information).

      Sithe Energies, Inc. Under the provisions of FIN No. 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of Sithe.

      Price. The increase reflects higher market energy prices due to increased natural gas, oil and coal prices.

      Hedging Activity. Mark-to-market gains on hedging activities were $21 million for the three months ended June 30, 2004 compared to gains of $32 million for the same period of 2003. Hedging activities in 2004 relating to Boston Generating accounted for a gain of $6 million and hedging activities relating to other Generation operations in 2004 accounted for a gain of $15 million.

      Other. Other decreases in purchased power and fuel expense were primarily due to $21 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM during the second quarter of 2004 and $10 million of nuclear fuel amortization recorded in 2003 as a result of the replacement of underperforming fuel at the Quad Cities Station.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

AmerGen and Exelon Energy Company	$87
Sithe Energies, Inc.	22
Decommissioning accretion costs(a)	18
Boston Generating	13
Pension, payroll and benefit costs, primarily associated with The Exelon Way	(14)
Other	46

Increase in operating and maintenance expense	$172

(a)	Includes $10 million due to AmerGen asset retirement obligation accretion.

     The increase in operating and maintenance expense is primarily due to the inclusion of AmerGen, Exelon Energy Company and Sithe in Generation’s consolidated financial results for 2004. The increase in operating and maintenance expenses attributable to Boston Generating was due to the Mystic 8 and 9 and Fore River facilities commencing commercial operation at the end of the second quarter of 2003 and in the third quarter of 2003, respectively, which more than offset the reduction in operating and maintenance expenses resulting from their sale in May 2004. Decommissioning accretion costs increased primarily due to the inclusion of AmerGen for the three months ended June 30, 2004 as compared to the same period in the prior year. The reduction in payroll-related costs associated with the implementation of the programs associated with The Exelon Way partially offset the other increases to operating and maintenance expense.

      Depreciation and Amortization. The increase in depreciation and amortization expense for the three months ended June 30, 2004 as compared to the same period in 2003 includes the impact of capital additions and the consolidation of Sithe, AmerGen and Exelon Energy. These increases were partially offset by a decrease in depreciation expense related to the Boston Generating facilities as the assets were classified as held for sale during the period.

      Effective Income Tax Rate. The effective income tax rate was 38% for the three months ended June 30, 2004 compared to 39% for the same period in 2003. This decrease is primarily attributable to the impairment charges recorded in 2003 related to Generation’s investment in Sithe which resulted in a pre-tax loss. This impairment charge was taxed at a rate different than the overall generation effective income tax rate. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Generation Operating Statistics

      Generation’s sales and the supply of these sales, excluding the trading portfolio, were as follows:

	Three Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Sales to affiliates(a)	$846	$877	$(31)	(3.5)%
Wholesale and retail electric sales(b)	858	897	(39)	(4.3)%

Total energy sales revenue	1,704	1,774	(70)	(3.9)%

Retail gas sales	84	—	84	n.m.
Trading portfolio	(2)	(1)	(1)	100.0%
Other revenue(c)	162	113	49	43.4%

Total revenue	$1,948	$1,886	$62	3.3%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Includes sales related to tolling agreements, including Sithe in 2004, and fossil fuel sales.

n.m. — not meaningful

	Three Months
	Ended June 30,

Sales (in GWhs)	2004(c)	2003	Variance	% Change

Sales to affiliates(a)	26,133	26,869	(736)	(2.7)%
Wholesale and retail electric sales(b)	24,976	27,449	(2,473)	(9.0)%

Total sales	51,109	54,318	(3,209)	(5.9)%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Sales in 2004 do not include 6,185 GWhs, which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11.

	Three Months
	Ended June 30,

Supply Source (in GWhs)	2004	2003	Variance	% Change

Nuclear generation(a)	34,254	29,619	4,635	15.6%
Purchases — non-trading portfolio(b)	11,904	19,344	(7,440)	(38.5)%
Fossil and hydroelectric generation	4,951	5,355	(404)	(7.5)%

Total supply	51,109	54,318	(3,209)	(5.9)%

(a)	Excludes AmerGen in 2003. AmerGen generated 5,122 GWhs during the three months ended June 30, 2004.

(b)	Sales in 2004 do not include 6,185 GWhs that were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes PPAs with AmerGen, which represented 3,731 GWhs in 2003.

     Trading volumes of 5,324 GWhs and 7,919 GWhs for the three months ended June 30, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced proprietary trading activity.

      Generation’s supply mix changed primarily as a result of the sale of Boston Generating in May 2004.

      Generation’s average margin and other operating data for the three months ended June 30, 2004 and 2003 were as follows:

	Three Months
	Ended June 30,

($/MWh)	2004	2003	% Change

Average revenue
Electric sales to affiliates(a)	$32.37	$32.64	(0.8)%
Market and retail electric sales(b)	34.35	32.68	5.1%
Total — excluding the trading portfolio	33.34	32.66	2.1%
Average supply cost(c) — excluding the trading portfolio	$20.06	$21.13	(5.1)%
Average margin — excluding the trading portfolio	$13.28	$11.53	15.2%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Average supply cost includes purchased power, fuel costs and PPAs with AmerGen in 2003.

     Generation’s average margin, excluding the trading portfolio, increased primarily due to decreased average supply cost as a result of forward hedging of fuel at lower costs during the three months ended June 30, 2004 as compared to the same period in the prior year. Also, Generation experienced a decrease in purchased power due to reducing the capacity purchased from Midwest Generation and the affect of acquiring the remaining 50% of AmerGen in 2003. The increase in nuclear generation during the quarter, which is generally less expensive than purchased power, along with the effect of the adoption of EITF 03-11, also contributed to the increase in average margin.

	Three Months
	Ended June 30,

	2004	2003

Nuclear fleet capacity factor(a)	96.1%	94.0%
Nuclear fleet production cost per MWh(a)	$10.88	$12.08
Average purchased power cost for wholesale operations per MWh(b)	$47.13	$41.36

(a)	Includes AmerGen and excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSE&G).

(b)	Includes PPAs with AmerGen in 2003.

     Higher nuclear capacity factors and lower nuclear production costs were primarily due to nine fewer planned refueling outage days, resulting in a $14 million decrease in planned outage costs for the three months ended June 30, 2004 as compared to the same period in 2003. There was one planned refueling outage that began in late March 2004 and was completed during the three months ended June 30, 2004, while there was one refueling outage that began and was completed during the three months ended June 30, 2003. The three months ended June 30, 2004 included seven unplanned outages compared to nine unplanned outages during the same period in 2003.

      In the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, the Quad Cities units operated at pre-Extended Power Uprate (EPU) generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels by mid-2005.

Results of Operations — Enterprises

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$43	$443	$(400)	(90.3)%
Purchased power and fuel expense	—	166	(166)	(100.0)%
Operating and maintenance expense	65	322	(257)	(79.8)%
Depreciation and amortization expense	—	10	(10)	(100.0)%
Operating income (loss)	(23)	(57)	34	(59.6)%
Other income and deductions	74	(38)	112	n.m.
Loss before income taxes	51	(95)	146	n.m.
Net income (loss)	27	(61)	88	n.m.

      Divestiture of Businesses and Investments. Exelon is continuing to execute its divestiture strategy for Enterprises. Enterprises’ results for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 were significantly affected by the following transactions:

      InfraSource, Inc. On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource.

      Exelon Energy Company. Effective January 1, 2004, the operations and assets of Enterprises’ competitive retail sales business, Exelon Energy Company, were transferred to Generation. See Note 3 of the Combined Notes to Consolidated Financial Statements for further discussion of this transfer.

      Exelon Services, Inc. During the three months ended June 30, 2004, Enterprises disposed of certain businesses of Services, including Exelon Solutions and certain businesses of the Mechanical and Integrated Technology Group. Total expected proceeds and the net gain on sale recorded during the three months ended June 30, 2004 related to the disposition of these Services businesses were $16 million and $12 million, respectively. The gain was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. As of June 30, 2004, Services had assets and liabilities of $58 million and $90 million, respectively, which primarily represented the corporate operations and the remaining businesses of the Mechanical and Integrated Technology Group.

      In addition, during the three months ended June 30, 2004, Enterprises disposed of the following business and investment. These dispositions and the transactions described above will affect Enterprises future results of operations.

      Exelon Thermal Holdings Inc. On June 30, 2004, Enterprises sold its Chicago business of Exelon Thermal for proceeds of $134 million, subject to working capital adjustments. Enterprises repaid $37 million of debt outstanding of the Chicago thermal operations prior to closing, which resulted in prepayment penalties of $9 million, which were recorded as interest expense. A pre-tax gain of $45 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income.

      PECO Telcove. On June 30, 2004, Enterprises sold its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million. A pre-tax gain of $9 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. An impairment charge of $5 million (before income taxes) related to the telecommunications assets had been recorded in the fourth quarter of 2003.

      Operating Revenues. The changes in Enterprises’ operating revenues for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Transfer of Exelon Energy Company to Generation	$(174)
Sale of InfraSource businesses	(145)
Services(a)	(61)
F&M Holdings, LLC(b)	(28)
Other	8

Decrease in operating revenues	$(400)

(a)	Primarily due to the sale of certain businesses.

(b)	For the remaining businesses of F & M Holdings, LLC, operating revenues decreased as a result of the sale of certain businesses and the reduction of new business as a result of wind-down efforts.

     Purchased Power and Fuel Expense. Purchased power and fuel expense decreased as a result of the transfer of Exelon Energy Company to Generation effective January 1, 2004.

      Operating and Maintenance Expense. The changes in Enterprises’ operating and maintenance expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Sale of InfraSource businesses	$(135)
Services(a)	(52)
Goodwill impairment charge(b)	(47)
F & M Holdings, LLC(c)	(22)
Other	(1)

Decrease in operating and maintenance expense	$(257)

(a)	Primarily due to the sale of certain businesses.

(b)	Enterprises recorded a goodwill impairment charge of $47 million during the second quarter of 2003 related to the goodwill recorded within the InfraSource reporting unit.

(c)	For the remaining businesses of F & M Holdings, LLC, operating and maintenance expense decreased $29 million as a result of wind-down efforts for these businesses. These decreases were partially offset by increased expense of $7 million due to margin deterioration on various construction projects.

     Depreciation and Amortization. Depreciation and amortization expense decreased primarily as a result of the sale of the majority of the InfraSource businesses in the third quarter of 2003 and property, plant and equipment classified as held for sale.

      Other Income and Deductions. The increase in other income and deductions was primarily due to 2004 gains on the sales of Exelon Thermal, the Services businesses and Enterprises’ investment in PECO Telcove of an aggregate of $66 million (before income taxes and debt prepayment penalties) and income of $18 million recorded during the second quarter of 2004 related to the collection of a note receivable prior to its maturity. Other income and deductions in 2003 included impairment charges of energy-related and communications investments of $35 million.

      Effective Income Tax Rate. The effective income tax rate was 47% for the three months ended June 30, 2004 compared to 36% for the same period in 2003. The increase in the effective tax rate was primarily attributable to state tax impact on the Thermal divestiture and tax adjustments resulting from various income tax related items.

Results of Operations — Exelon Corporation

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

	2004	2003	Variance	% Change

Operating revenues	$7,272	$7,795	$(523)	(6.7)%
Purchased power and fuel expense	2,608	3,119	(511)	(16.4)%
Operating and maintenance expense	2,165	2,212	(47)	(2.1)%
Operating income	1,505	1,557	(52)	(3.3)%
Other income and deductions	(239)	(563)	324	(57.5)%
Income before income taxes, minority interest and cumulative effect of changes in accounting principles	1,266	994	272	27.4%
Income before cumulative effect of changes in accounting principles	901	621	280	45.1%
Cumulative effect of changes in accounting principles	32	112	(80)	(71.4)%
Net income	933	733	200	27.3%
Diluted earnings per share	1.40	1.12	0.28	25.0%

      Operating Revenues. Operating revenues decreased for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to decreased revenues at Enterprises due to the sale of the majority of the businesses of InfraSource during the third quarter of 2003 and Generation’s adoption of EITF 03-11 in the first quarter of 2004 which changed the presentation of certain power transactions and decreased operating revenues by $452 million. The adoption of EITF 03-11 had no impact on net income. See further discussion of operating revenues by segment below.

      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased during the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to Generation’s adoption of EITF 03-11 during 2004 which resulted in a decrease in purchased power expense and fuel expense of $452 million. In addition, purchased power decreased due to Generation’s acquisition of the remaining 50% of AmerGen in December 2003, which was only partially offset by an increase in fuel expense, and the consolidation of Sithe. Purchased power represented 23% of Generation’s total supply for the six months ended June 30, 2004 compared to 36% for the same period in 2003. See further discussion of purchased power and fuel expense by segment below.

      Operating and Maintenance Expense. Operating and maintenance expense decreased slightly for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to decreased expenses at Enterprises due to the sale of the majority of the businesses of InfraSource during the third quarter of 2003 and decreased expenses at Energy Delivery due to a charge recorded in 2003 related to an agreement with various Illinois retail market participants and other interested parties, partially offset by increased expenses at Generation due to the acquisition of the remaining 50% of AmerGen and generating assets placed in service after the first quarter of 2003. Operating and maintenance expense increased $48 million due to investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities. See further discussion of operating and maintenance expenses by segment below.

      Operating Income. The slight decrease in operating income, exclusive of the changes in operating revenues, purchased power and fuel expense and operating and maintenance expense discussed above, was primarily due to an increase of $67 million in depreciation expense and increased taxes other than income at Energy Delivery. The increase in depreciation and amortization expense was primarily related to assets placed in service after the second quarter of 2003 and investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities.

      Other Income and Deductions. Other income and deductions changed primarily due to an impairment charge of $200 million (before income taxes) recorded during the first quarter of 2003 related to Generation’s investment in Sithe, an $85 million gain (before income taxes) on the sale of Boston Generating and a $36 million gain on the sale of Exelon Thermal (before income taxes and net of debt prepayment penalties). Equity in earnings of unconsolidated affiliates decreased by $88 million due to the acquisition of the remaining 50% of AmerGen in December 2003, the deconsolidation of certain financing trusts during 2003 and investments made in the fourth quarter of 2003 in synthetic fuel-producing facilities. Interest expense and distributions on preferred securities of subsidiaries collectively increased $6 million, primarily due to increased interest expense at Generation, partially offset by lower outstanding debt and refinancings at lower rates at Energy Delivery.

      Effective Income Tax Rate. Exelon’s effective income tax rate decreased from 37% for the six months ended June 30, 2003 to 30% for the same period in 2004, primarily due to investments made in synthetic fuel-producing facilities during the fourth quarter of 2003. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

      Cumulative Effect of Changes in Accounting Principles. Net income for the six months ended June 30, 2004 reflects income of $32 million, net of income taxes, related to the consolidation of Sithe pursuant to FIN No. 46-R which resulted from the reversal of certain guarantees on behalf of Sithe that had been recorded at Generation prior to December 31, 2003, while net income for the six months ended June 30, 2003 reflects income of $112 million, net of income taxes, for the adoption of SFAS No. 143. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the adoptions of FIN No. 46-R and SFAS No. 143.

Results of Operations by Business Segment

      The comparisons of operating results and other statistical information for the six months ended June 30, 2004 and 2003 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) Before Cumulative Effect of Change in Accounting Principle by Business Segment

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Energy Delivery	$619	$616	$3	0.5%
Generation	248	89	159	178.7%
Enterprises	11	(78)	89	n.m.
Corporate	23	(6)	29	n.m.

Total	$901	$621	$280	45.1%

n.m. — not meaningful

Net Income (Loss) by Business Segment

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Energy Delivery	$619	$621	$(2)	(0.3)%
Generation	280	197	83	42.1%
Enterprises	11	(79)	90	n.m.
Corporate	23	(6)	29	n.m.

Total	$933	$733	$200	27.3%

n.m. — not meaningful

     Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. The information for the six months ended June 30, 2003 related to the Enterprises and Generation segments discussed below has not been adjusted to reflect the transfer of Exelon Energy Company from the Enterprises segment to the Generation segment. Exelon Energy Company’s results for the six months ended June 30, 2003 were as follows:

Total revenues	$504
Intersegment revenues	9
Loss before income taxes	(16)
Income tax benefit	(6)
Net loss	(10)

Results of Operations — Energy Delivery

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$5,010	$4,964	$46	0.9%
Purchased power and fuel expense	2,239	2,175	64	2.9%
Operating and maintenance expense	704	744	(40)	(5.4)%
Depreciation and amortization expense	455	427	28	6.6%
Operating income	1,343	1,360	(17)	(1.3)%
Interest expense	355	383	(28)	(7.3)%
Income before income taxes and cumulative effect of a change in accounting principle	986	998	(12)	(1.2)%
Income before cumulative effect of a change in accounting principle	619	616	3	0.5%
Net income	619	621	(2)	(0.3)%

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

			Total
	Electric	Gas	Variance

Volume	$158	$(4)	$154
ComEd’s integration in PJM	43	—	43
Rate changes and mix	(68)	82	14
Customer choice	(149)	—	(149)
Weather	13	(19)	(6)
Other effects	(16)	6	(10)

(Decrease) increase in operating revenues	$(19)	$65	$46

      Volume. Both ComEd’s and PECO’s electric revenues increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to an increased number of customers and increased usage per customer, primarily residential and large commercial and industrial customers for ComEd and across all customer classes for PECO.

      ComEd’s Integration into PJM. Energy Delivery’s transmission revenues and purchased power expense each increased by $43 million in the six months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM.

      Rate Changes and Mix. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity and other adjustments to the energy component decreased the collection of CTCs as compared to the respective prior year period. As a result, ComEd’s CTC revenues decreased by $120 million for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under ComEd’s PPO by $47 million.

      Customer Choice. For the six months ended June 30, 2004 and 2003, 28% and 24%, respectively, of energy delivered to Energy Delivery’s retail customers was provided by an AES or under the ComEd PPO. The decrease in electric retail revenues attributable to customer choice included a decrease in revenues of $107 million from customers in Illinois electing to purchase energy from an AES or ComEd’s PPO and a decrease in revenues of $42 million from customers in Pennsylvania being assigned to or selecting an AES.

      For the six months ended June 30, 2004 and June 30, 2003, ComEd collected approximately $87 million and $207 million, respectively, of CTC revenue. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates beginning in 2003, and increases in ComEd’s open access transmission tariff rates (OATT) effective May 1, 2004, ComEd anticipates that this revenue source will decline to approximately $180 million for 2004 and range from $100 million to $180 million annually in 2005 and 2006. Under the current restructuring statute, no CTCs will be collected after 2006.

      Electric revenues increased $2 million at PECO as a result of $9 million related to a scheduled phase-out of merger-related rate reductions, largely offset by a $7 million decrease reflecting a change in rate mix due to changes in monthly usage patterns in all customer classes during 2004 as compared to 2003. In connection with the PUC’s approval of the merger of PECO, Unicom Corporation, and Exelon in 2000, PECO entered into a settlement agreement with the PUC and agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through 2005. Rates were reduced by $60 million per year in 2002 and 2003 and will be reduced by $40 million per year in 2004 and 2005

      Energy Delivery’s gas revenues increased due to increases in rates through PUC approved changes to the purchased gas adjustment clause that became effective March 1, 2003, June 1, 2003, December 1, 2003 and March 1, 2004. The average purchased gas cost rate per million cubic feet for the six months ended June 30, 2004 was 39% higher than the rate for the same period in 2003.

      Weather. Energy Delivery’s electric revenues were affected by favorable weather conditions. Cooling degree-days in the ComEd and PECO service territories were 68% higher and 66% higher, respectively, for the six months ended June 30, 2004 as compared to the same period in 2003. Heating degree-days were 8% lower in both the ComEd and PECO service territories for the six months ended June 30, 2004 as compared to the same period in 2003.

      Energy Delivery’s gas revenues were affected by unfavorable weather conditions.

      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

	Electric	Gas	Total Variance

Prices	$—	$82	$82
Volume	81	(4)	77
ComEd’s integration into PJM	43	—	43
Customer choice	(134)	—	(134)
Weather	5	(16)	(11)
Other	(6)	13	7

(Decrease) increase in purchased power and fuel expense	$(11)	$75	$64

      Prices. Energy Delivery’s purchased power expense remained constant. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.

      Volume. ComEd’s purchased power and fuel expense increased due to increases, exclusive of the effect of weather and customer choice, in the number of customers and average usage per customer, primarily residential and large commercial and industrial customers at ComEd. PECO’s electric purchased power and fuel expense increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to increased customer growth and usage per customer across all customer classes.

      ComEd’s Integration into PJM. Energy Delivery’s transmission revenues and purchased power expense each increased by $43 million in the six months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM. See “Operating Revenues” above.

      Customer Choice. An increase in customer switching resulted in a reduction of purchased power expense, primarily due to ComEd’s non-residential customers electing to purchase energy from an AES or

ComEd’s PPO and PECO’s residential and small commercial and industrial customers selecting or being assigned to purchase energy from an AES.

      Weather. Energy Delivery’s purchased power and fuel expense were affected by unfavorable weather conditions.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Charge recorded at ComEd in 2003(a)	$(41)
Decreased payroll expense due to fewer employees(b)	(21)
Contractors	(9)
Allowance for uncollectible accounts expense	(6)
Environmental charges	(5)
Employee fringe benefits(b, d)	(3)
Higher corporate allocations(c)	42
Severance, pension and postretirement benefit costs associated with The Exelon Way	19
Tax Consultant fees(e)	5
Other	(21)

Decrease in operating and maintenance expense	$(40)

(a)	In 2003, ComEd reached an agreement with various Illinois retail market participants and other interested parties.

(b)	Energy Delivery has fewer employees as a result of The Exelon Way terminations.

(c)	Higher corporate allocations primarily result from a higher percentage allocation to Energy Delivery due to the sale of certain Enterprises businesses.

(d)	During the second quarter of 2004, ComEd and PECO adopted the provisions of FSP FAS 106-2. Employee fringe benefits include a $5 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

(e)	ComEd recorded a $5 million charge for contingent fees paid to a tax consultant (see Note 15 to the Combined Notes to Consolidated Financial Statements for more information).

     Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily due to increased competitive transition charge amortization of $14 million at PECO and increased depreciation of $10 million due to capital additions across Energy Delivery.

      Interest Expense. The reduction in interest expense was primarily due to scheduled principal payments and refinancings at lower rates.

Energy Delivery Operating Statistics and Revenue Detail

      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Six Months
	Ended June 30,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	17,821	17,438	383	2.2%
Small commercial & industrial	13,294	14,053	(759)	(5.4)%
Large commercial & industrial	10,091	10,344	(253)	(2.4)%
Public authorities & electric railroads	2,893	3,224	(331)	(10.3)%

Total full service	44,099	45,059	(960)	(2.1)%

PPO (ComEd only)
Small commercial & industrial	1,600	1,662	(62)	(3.7)%
Large commercial & industrial	1,624	2,750	(1,126)	(40.9)%
Public authorities & electric railroads	1,012	1,069	(57)	(5.3)%

	4,236	5,481	(1,245)	(22.7)%

Delivery only(b)
Residential	1,070	450	620	137.8%
Small commercial & industrial	4,389	3,131	1,258	40.2%
Large commercial & industrial	6,371	4,362	2,009	46.1%
Public authorities & electric railroads	894	529	365	69.0%

	12,724	8,472	4,252	50.2%

Total PPO and delivery only	16,960	13,953	3,007	21.6%

Total retail deliveries	61,059	59,012	2,047	3.5%

(a)	Full service reflects deliveries to customers taking electric generation service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an AES.

	Six Months Ended
	June 30,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$1,691	$1,673	$18	1.1%
Small commercial & industrial	1,143	1,177	(34)	(2.9)%
Large commercial & industrial	682	692	(10)	(1.4)%
Public authorities & electric railroads	188	207	(19)	(9.2)%

Total full service	3,704	3,749	(45)	(1.2)%

PPO (ComEd only)(b)
Small commercial & industrial	108	109	(1)	(0.9)%
Large commercial & industrial	92	144	(52)	(36.1)%
Public authorities & electric railroads	53	55	(2)	(3.6)%

	253	308	(55)	(17.9)%

Delivery only(c)
Residential	80	31	49	158.1%
Small commercial & industrial	110	99	11	11.1%
Large commercial & industrial	93	103	(10)	(9.7)%
Public authorities & electric railroads	18	17	1	5.9%

	301	250	51	20.4%

Total PPO and delivery only	554	558	(4)	(0.7)%

Total electric retail revenues	4,258	4,307	(49)	(1.1)%
Wholesale and miscellaneous revenue(d)	288	258	30	11.6%

Total electric revenue	$4,546	$4,565	$(19)	(0.4)%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC.

(b)	Revenue from customers choosing ComEd’s PPO includes an energy charge at market rates, transmission and distribution charges and a CTC.

(c)	Delivery only reflects revenue from customers receiving electric generation service from an AES. Revenue from customers choosing an AES includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from an AES were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

     Energy Delivery’s gas sales statistics and revenue detail were as follows:

	Six Months
	Ended June 30,

Deliveries to customers (in mmcf)	2004	2003	Variance	% Change

Retail sales	37,965	40,685	(2,720)	(6.7)%
Transportation	13,542	13,942	(400)	(2.9)%

Total	51,507	54,627	(3,120)	(5.7)%

	Six Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Retail sales	$431	$372	$59	15.9%
Transportation	9	9	—	—
Resales and other	24	18	6	33.3%

Total	$464	$399	$65	16.3%

Results of Operations — Generation

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$3,900	$3,765	$135	3.6%
Purchased power and fuel expense	2,129	2,348	(219)	(9.3)%
Operating and maintenance expense	1,273	943	330	35.0%
Operating income	279	295	(16)	(5.4)%
Income before income taxes, minority interest and cumulative effect of changes in accounting principles	383	162	221	136.4%
Income before cumulative effect of changes in accounting principles	248	89	159	178.7%
Cumulative effect of changes in accounting principles	32	108	(76)	(70.4)%
Net income	280	197	83	42.1%

      Operating Revenues. The changes in Generation’s operating revenues for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Retail gas revenue	$260
Electric sales to affiliates	(136)
Wholesale and retail electric sales	(12)
Other	23

Increase in operating revenues	$135

      Retail Gas Revenue. Retail gas revenue increased as a result of the transfer of Exelon Energy Company to Generation as of January 1, 2004.

      Electric Sales to Affiliates. Revenue from sales to affiliates decreased primarily as a result of the transfer of Exelon Energy Company’s assets and operations to Generation effective January 1, 2004. Sales to Exelon Energy Company are no longer reported as affiliate revenue by Generation. Revenue from sales to Exelon Energy Company for the six months ended June 30, 2003 was $108 million.

      The decrease in revenue from affiliates included $40 million in lower sales to Energy Delivery. The lower sales to Energy Delivery were primarily due to customers purchasing energy from alternative electric suppliers and unfavorable weather conditions in the ComEd and PECO service territories compared to the prior year.

      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the six months ended June 30, 2004 compared to the same period in 2003, consisted of the following:

Variance

Effects of the adoption of EITF 03-11(a)	$(444)
Boston Generating	74
Exelon Energy Company and AmerGen operations	182
Other operations	176

Decrease in wholesale and retail electric sales	$(12)

(a)	Does not include $8 million of EITF 03-11 adjustments related to fuel sales that are included in other revenues.

     The adoption of EITF 03-11 on January 1, 2004 resulted in the netting of certain revenues and the associated purchase power and fuel expense in 2004.

      The other increase in wholesale and retail electric sales was primarily due to higher demand in the forward wholesale market and higher prices in the spot wholesale market. Market prices in the Midwest region were primarily driven by higher coal prices, and in the Mid-Atlantic region market prices were driven primarily by higher oil and gas prices.

      Other. Certain other revenues increased for the six months ended June 30, 2004 as compared to the same period in 2003, primarily due to the consolidation of Sithe’s results of operations beginning April 1, 2004.

      Purchased Power and Fuel Expense. The changes in Generation’s purchased power and fuel expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Effects of the adoption of EITF 03-11	$(452)
Midwest Generation	(48)
Price	(47)
Volume	129
AmerGen and Exelon Energy Company	101
Sithe Energies, Inc.	62
Boston Generating	75
Mark-to-market adjustments on hedging activity	19
Other	(58)

Decrease in purchased power and fuel expense	$(219)

      Effects of the Adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in purchased power expense of $444 and fuel expense of $8 million.

      Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation, as announced in 2003.

      Price. The decrease primarily reflects lower average fossil fuel costs of $47 million during the six months ended June 30, 2004 as compared to the same period in 2003.

      Volume. Generation experienced increased purchased power and fuel expense due to increased market and retail electric sales throughout its various sales regions. The increase in purchased power is partially offset by decreased purchased power from Midwest Generation (see Midwest Generation above for further information).

      AmerGen and Exelon Energy Company. As result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003, purchased power decreased $160 million. In prior periods,

Generation reported energy purchased from AmerGen as purchased power expense. Due to the transfer of Exelon Energy Company to Generation effective January 1, 2004, fuel expense increased $261 million as fuel purchases made by Exelon Energy Company were not previously included in Generation’s results.

      Boston Generating. The decrease in fuel and purchased power expense for Boston Generating is due primarily to the sale of the business in May of 2004. The Mystic 8 and 9 generating facilities began commercial operations at the end of the second quarter of 2003, and the Fore River generating facilities began commercial operations during the third quarter of 2003.

      Sithe Energies, Inc. Under the provisions of FIN No. 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of Sithe.

      Hedging Activity. Mark-to-market losses on hedging activities were $18 million for the six months ended June 30, 2004 compared to gains of $1 million for the same period in 2003. Hedging activities in 2004 related to Boston Generating operations accounted for a gain of $4 million and hedging activities for other Generation operations in 2004 accounted for a loss of $22 million.

      Other. Other decreases in purchased power and fuel were primarily due to $46 million in lower transmission expense resulting from reduced inter-region transmission as a result of ComEd’s integration into PJM in the second quarter of 2004, offset by $16 million of nuclear fuel amortization recorded in 2003 as a result of the replacement of underperforming fuel at the Quad Cities Station.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

AmerGen and Exelon Energy Company(a)	$197
Refueling outage costs	38
Boston Generating	33
Decommissioning accretion costs(b)	25
Sithe Energies, Inc.	22
Pension, payroll and benefit costs associated with The Exelon Way	(23)
Other	38

Increase in operating and maintenance expense	$330

(a)	Includes refueling outage expense of $24 million at AmerGen.

(b)	Includes $20 million due to AmerGen asset retirement obligation accretion.

     Depreciation and Amortization. The increase in depreciation and amortization expense for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to the impact of capital additions and the consolidation of Sithe Energies, AmerGen, and Exelon Energy. These increases were partially offset by a decrease in depreciation expense related to the Boston Generating facilities as the assets were classified as held for sale during the period.

      Effective Income Tax Rate. The effective income tax rate was 38% for the six months ended June 30, 2004 compared to 44% for the same period in 2003. The decrease was primarily attributable to the impairment charge recorded in 2003 related to Generation’s investment in Sithe that resulted in a pre-tax loss. The impairment charge was taxed at a rate different than the overall Generation effective tax rate. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

      Cumulative Effect of Changes in Accounting Principles. The cumulative effect of changes in accounting principles recorded during the six months ended June 30, 2004 and 2003 included $32 million, net of income taxes, recorded in 2004 related to the consolidation of Sithe pursuant to FIN No. 46-R which resulted from the reversal of certain guarantees on behalf of Sithe that had been recorded at Generation prior to December 31, 2003, and income of $108 million, net of income taxes, recorded in 2003 related to the adoption of SFAS No. 143. See Note 2 of the Combined Notes to Consolidated Financial Statements for further discussion of these effects.

Generation Operating Statistics

      Generation’s sales and the supply of these sales, excluding the trading portfolio, were as follows:

	Six Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Sales to affiliates(a)	$1,706	$1,842	$(136)	(7.4)%
Wholesale and retail electric sales(b)	1,742	1,754	(12)	(0.7)%

Total energy sales revenue	3,448	3,596	(148)	(4.1)%

Retail gas sales	260	—	260	n.m.
Trading portfolio	(2)	(2)	—	n.m.
Other revenue	194	171	23	13.5%

Total revenue	$3,900	$3,765	$135	3.6%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Includes sales related to tolling agreements, including Sithe in 2004, and fossil fuel sales.

n.m. — not meaningful

	Six Months Ended
	June 30,

Sales (in GWhs)	2004	2003	Variance	% Change

Sale to affiliates(a)	53,597	57,463	(3,866)	(6.7)%
Wholesale and retail electric sales(b)	48,959	51,264	(2,305)	(4.5)%

Total sales	102,556	108,727	(6,171)	(5.7)%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Sales in 2004 do not include 11,638 GWhs, which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes retail electric sales of Exelon Energy Company in 2004.

	Six Months Ended
	June 30,

Supply Source (in GWhs)	2004	2003	Variance	% Change

Nuclear generation(a)	67,665	58,949	8,716	14.8%
Purchases — non-trading portfolio(b)	23,595	39,373	(15,778)	(40.1)%
Fossil and hydroelectric generation	11,296	10,405	891	8.6%

Total supply	102,556	108,727	(6,171)	(5.7)%

(a)	Excludes AmerGen in 2003. AmerGen generated 9,761 GWhs during the six months ended June 30, 2004.

(b)	Sales in 2004 do not include 11,638 GWhs, which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes PPAs with AmerGen, which represented 6,219 GWhs in 2003.

     Trading volumes of 10,437 GWhs and 17,446 GWhs for the six months ended June 30, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced proprietary trading activity.

      Generation’s supply mix changed as a result of increased fossil generation due to Boston Generating’s Mystic units 8 and 9 and Fore River generating facilities becoming operational in the second and third quarter of 2003, which in total account for an increase of 2,688 GWhs.

      Generation’s average margin and other operating data for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended
	June 30,

($/MWh)	2004	2003	% Change

Average revenue
Energy Delivery and Exelon Energy Company(a)	$31.83	$32.06	(0.7)%
Market and retail electric sales(b)	35.58	34.22	4.0%
Total — excluding the trading portfolio	33.62	33.07	1.7%
Average supply cost(c) — excluding the trading portfolio	$20.77	$21.60	(3.8)%
Average margin — excluding the trading portfolio	$12.85	$11.47	12.0%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Average supply cost includes purchased power, fuel costs and PPAs with AmerGen in 2003.

     Generation’s average margin, excluding the trading portfolio, increased primarily due to decreased average supply cost as a result of forward hedging of fuel at lower costs than prior periods. Also, Generation experienced a decrease in purchased power due to reducing the capacity purchased from Midwest Generation and the impact of consolidating AmerGen in 2003. The increase in nuclear generation during the period, which is generally less expensive than purchased power, along with the effect of the adoption of EITF 03-11, contributed to the increase in average margin. The increase in nuclear generation is due primarily to the consolidation of AmerGen.

	Six Months
	Ended June 30,

	2004	2003

Nuclear fleet capacity factor(a)	93.3%	94.2%
Nuclear fleet production cost per MWh(a)	$12.54	$12.40
Average purchased power cost for wholesale operations per MWh(b)	$45.81	$41.68

(a)	Includes AmerGen and excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSE&G).

(b)	Includes PPAs with AmerGen in 2003.

     Lower nuclear capacity factors and increased nuclear production costs were primarily due to 55 additional planned refueling outage days, resulting in a $46 million increase in planned outage costs in the six months ended June 30, 2004 as compared to the same period in 2003. There were five planned outages during the six months ended June 30, 2004, compared to three planned outages during the same period in 2003. The six months ended June 30, 2004 included twelve unplanned outages compared to eleven unplanned outages during the same period in 2003. Nuclear capacity factors were also affected by Quad Cities operating at lower than anticipated capacity levels.

      The Quad Cities units have intermittently been operating at pre-EPU generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels by mid-2005.

Results of Operations — Enterprises

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$133	$1,022	$(889)	(87.0)%
Purchased power and fuel expense	—	505	(505)	(100.0)%
Operating and maintenance expense	170	575	(405)	(70.4)%
Depreciation and amortization expense	—	20	(20)	(100.0)%
Operating income (loss)	(42)	(84)	42	(50.0)%
Other income and deductions	68	(41)	109	n.m.
Loss before income taxes and cumulative effect of change in accounting principle	26	(125)	151	n.m.
Loss before cumulative effect of change in accounting principle	11	(78)	89	n.m.
Net income (loss)	11	(79)	90	n.m.

      Divestiture of Businesses and Investments. Exelon is continuing to execute its divestiture strategy for Enterprises. Enterprises’ result for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 were significantly affected by the following transactions:

      InfraSource, Inc. On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource.

      Exelon Energy Company. Effective January 1, 2004, the operations and assets of Enterprises’ competitive retail sales business, Exelon Energy Company, were transferred to Generation. See Note 3 of the Combined Notes to Consolidated Financial Statements for further discussion of this transfer.

      Exelon Services, Inc. During the six months ended June 30, 2004, Enterprises disposed of certain businesses of Services, including Exelon Solutions and certain businesses of the Mechanical and Integrated Technology Group. Total expected proceeds and the net gain on sale recorded during the six months ended June 30, 2004 related to the disposition of these Services businesses were $34 million and $9 million, respectively. The gain was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. As of June 30, 2004, Services had assets and liabilities of $58 million and $90 million, respectively, which primarily represented the corporate operations and the remaining businesses of the Mechanical and Integrated Technology Group.

      In addition, during the six months ended June 30, 2004, Enterprises disposed of the following business and investment. These dispositions and the transactions described above will affect Enterprises future results of operations.

      Exelon Thermal Holdings Inc. On June 30, 2004, Enterprises sold its Chicago business of Thermal for proceeds of $134 million, subject to working capital adjustments. Enterprises repaid $37 million of debt outstanding of the Chicago thermal operations prior to closing, which resulted in prepayment penalties of $9 million, which were recorded in interest expense. A pre-tax gain of $45 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income.

      PECO TelCove. On June 30, 2004, Enterprises sold its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million. A pre-tax gain of $9 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income and Comprehensive Income. An impairment charge of $5 million (before income taxes) related to the telecommunications assets had been recorded in the fourth quarter of 2003.

      Operating Revenues. The changes in Enterprises’ operating revenues for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Transfer of Exelon Energy Company to Generation	$(504)
Sale of InfraSource businesses	(262)
Services(a)	(72)
F & M Holdings, LLC(b)	(60)
Other	9

Decrease in operating revenues	$(889)

(a)	Primarily due to the sale of certain businesses.

(b)	Operating revenues decreased $60 million as a result of the sale of certain businesses and the reduction of new business as a result of wind-down efforts.

     Purchased Power and Fuel Expense. Purchased power and fuel expense decreased as a result of the transfer of Exelon Energy Company to Generation effective January 1, 2004.

      Operating and Maintenance Expense. The changes in Enterprises’ operating and maintenance expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Sale of InfraSource businesses	$(246)
Services(a)	(56)
Goodwill impairment charge(b)	(47)
F & M Holdings, LLC(c)	(43)
Other	(13)

Decrease in operating and maintenance expense	$(405)

(a)	Primarily due to the sale of certain businesses.

(b)	Enterprises recorded a goodwill impairment charge of $47 million during the second quarter of 2003 related to the goodwill recorded within the InfraSource reporting unit.

(c)	Operating and maintenance expense decreased $62 million as a result of wind-down efforts for these businesses. These decreases were partially offset by increased expense of $19 million due to margin deterioration on various construction projects.

     Depreciation and Amortization. Depreciation and amortization expense decreased primarily as a result of the sale of the majority of the InfraSource businesses in the third quarter of 2003 and property, plant and equipment classified as held for sale.

      Other Income and Deductions. The increase in other income and deductions was primarily due to 2004 gains on the sale of Exelon Thermal and Enterprises’ investment in PECO Telcove of $54 million (before income taxes and net of debt prepayment penalties) and income of $18 million recorded during the second quarter of 2004 related to the collection of a note receivable prior to its maturity. Other income and deductions in 2003 included impairment charges of energy, software and communications investments of $40 million.

      Effective Income Tax Rate. The effective income tax rate was 58% for the six months ended June 30, 2004 compared to 38% for the same period in 2003. The increase in the effective tax rate was primarily attributable to state tax impact on the Thermal divestiture and a 16.4% increase of tax expense resulting from various income tax related items.

Liquidity and Capital Resources

      Exelon’s businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from Energy Delivery’s and Generation’s operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing at reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Exelon no longer has access to the capital markets at reasonable terms, Exelon has access to revolving credit facilities with aggregate bank commitments of $1.5 billion that it currently utilizes to support its commercial paper programs. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion. Exelon primarily uses its capital resources to fund capital requirements, including construction, to repay maturing debt, to pay common stock dividends, to fund its pension obligations and to invest in new and existing ventures. Future acquisitions that Exelon may undertake may require external financing, which might include issuing Exelon common stock.

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

      Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow sufficient to meet operating and capital expenditures requirements for the foreseeable future. Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder Exelon’s ability to fund its business requirements.

      Cash flows from operations for the six months ended June 30, 2004 and 2003 were $1,907 million and $1,292 million, respectively. Changes in Exelon’s cash flows from operations are generally consistent with changes in its results of operations, and further adjusted by changes in working capital in the normal course of business.

      In addition to the items mentioned in “Results of Operations,” the following items affected Exelon’s operating cash flows for the six months ended June 30, 2004 and 2003:

•	During the six months ended June 30, 2004, Exelon’s federal income tax position changed from a net federal income tax payable to a net federal income tax receivable. The large increase in cash from the changes in receivables is due primarily to the current year federal income tax provision of approximately $200 million and the receipt of a $150 million federal income tax refund in the first quarter of 2004, partially offset by a $58 million increase in customer accounts receivable and the payment of $67 million for federal income taxes.

•	Natural gas inventories and deferred natural gas costs decreased $24 million and $56 million, respectively, during the six months ended June 30, 2004 resulting in an $80 million increase to operating cash flows. During 2003, an increase in natural gas inventories of $1 million and an increase in deferred natural gas costs of $24 million resulted in a $25 million decrease to operating cash flow. PECO’s gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates. During 2004, PECO was recovering fuel revenues from customers in excess of gas costs being incurred. During 2003, PECO was incurring gas costs in excess of fuel revenues being recovered from customers.

•	An increase in required deposits for energy trading activity of $136 million resulted from Generation exceeding its negotiated credit positions with counterparties during the six months ended June 30, 2003. During 2004, required deposits for trading activity resulted in a $2 million net cash inflow.

•	Discretionary tax-deductible pension plan payments were $288 million for the six months ended June 30, 2004 compared to $246 million for the same period in 2003. Additionally, $42 million and $30 million were contributed to the postretirement welfare benefit plans for the six months ended June 30, 2004 and 2003, respectively.

      Exelon expects to contribute up to approximately $419 million to its pension plans in 2004. These contributions exclude benefit payments expected to be made directly from corporate assets. Of the $419 million expected to be contributed to the pension plans during 2004, $11 million is estimated to be needed to satisfy Internal Revenue Service (IRS) minimum funding requirements.

      Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS to defer the tax gain on the 1999 sale of its fossil generating assets. As of June 30, 2004, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to the Consolidated Balance Sheets of ComEd and the remainder to the Consolidated Balance Sheets of Generation. The 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. Any required payments could be significant to the cash flows of Exelon. Exelon’s management believes Exelon’s reserve for interest, which has been established in the event that such positions are not sustained, has been appropriately recorded in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). However, the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

Cash Flows from Investing Activities

      Cash flows used in investing activities for the six months ended June 30, 2004 and 2003 were $669 million and $1,016 million, respectively. The $347 million reduction of cash used in investing activities in 2004 versus 2003 is primarily attributable to the following:

•	Cash proceeds of $210 million received during the six months ended June 30, 2004 from the sales of Exelon Thermal, certain businesses of Exelon Services and Enterprises’ investments in PECO TelCove and other equity method investments.

•	Cash proceeds of $42 million received from the sale of three gas turbines at Generation that were classified as assets held for sale at December 31, 2003.

•	A decrease in capital expenditures of $89 million net of liquidating damages received in 2003.

•	An increase in investments in nuclear decommissioning trust funds of $30 million.

•	On March 31, 2004, Exelon consolidated the assets and liabilities of Sithe under the provisions of FIN No. 46-R, which resulted in an increase in cash of $19 million. See Note 2 and Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the FIN No. 46-R consolidation of Sithe.

•	Early settlement on an acquisition note receivable from the 2003 disposition of InfraSource resulted in cash proceeds of $30 million during the six months ended June 30, 2004.

      Capital expenditures by business segment for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months
	Ended June 30,

	2004	2003

Energy Delivery	$474	$487
Generation	366	424
Enterprises	—	11
Corporate and other	4	11

Total capital expenditures, net of liquidating damages received	$844	$933

      Energy Delivery’s capital expenditures for the six months ended June 30, 2004 reflect continuing efforts to improve the reliability of its transmission and distribution systems and capital additions to support new business and customer growth. ComEd estimates that it will spend up to approximately $715 million in total capital expenditures for 2004. This represents an increase of approximately $100 million more than had been previously planned, primarily as a result of expansion of the ComEd distribution system to support new business and customer growth. However, Exelon is continuing to evaluate its total capital spending requirements and potential mitigating opportunities across the company. Exelon anticipates that Energy Delivery’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities or capital contributions from Exelon.

      Generation’s capital expenditures for the six months ended June 30, 2004 reflect additions and upgrades to existing facilities (including nuclear refueling outages), nuclear fuel and increases in capacity at existing plants. Generation’s capital expenditures for the six months ended June 30, 2003 reflected the construction of the Mystic 8 and 9 and Fore River Boston Generating facilities. During 2003, Boston Generating received $86 million of liquidated damages from Raytheon Company (Raytheon) as a result of Raytheon not meeting the expected completion date and certain contractual performance criteria in connection with Raytheon’s construction of these generating facilities. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, Generation’s borrowings or capital contributions from Exelon.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the six months ended June 30, 2004 were $937 million compared to $255 million for the same period in 2003. The increase in cash used in financing activities is primarily attributable to the net retirement of $582 million of long-term debt during the six months ended June 30, 2004 versus the net issuance of long-term debt of $334 million during the six months ended June 30, 2003. See Note 9 of the Combined Notes to Consolidated Financial Statements for further information regarding debt issuances and retirements during the six months ended June 30, 2004. During the six months ended June 30, 2004, Exelon repaid $65 million of commercial paper and received cash proceeds of $31 million from the settlement of interest-rate swaps. During the six months ended June 30, 2003, Exelon repaid $100 million of commercial paper and paid $51 million to settle an interest-rate swap. Additionally, Exelon purchased treasury shares totaling $75 million during the second quarter of 2004 and received proceeds from employee stock plans of $140 million and $91 million for the six months ended June 30, 2004 and 2003, respectively.

      The cash dividend payments on common stock for the six months ended June 30, 2004 increased $79 million over the six months ended June 30, 2003, reflecting a 9% increase in the common stock dividend in the third quarter of 2003 and a 10% increase in the first quarter of 2004. Payment of future dividends is subject to approval and declaration by the Board.

      From time to time and as market conditions warrant, Exelon may engage in long-term debt repurchases via tender offers, open market acquisitions or other viable options to preserve the integrity of Exelon’s balance sheet.

Credit Issues

      Exelon Credit Facility. Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by Exelon corporate holding company (Exelon Corporate) and by ComEd, PECO and Generation. At June 30, 2004, Exelon Corporate, along with ComEd, PECO and Generation, participated in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion five-year facility, and the $750 million three-year facility was reduced to $500 million. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon Corporate, ComEd, PECO and Generation and to issue letters of credit. At June 30, 2004, Exelon Corporate, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

	Bank	Available	Outstanding
Borrower	Sublimit(a)	Capacity(b)	Commercial Paper

Exelon Corporate	$550	$531	$50
ComEd	100	74	—
PECO	250	250	—
Generation	600	460	211

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.

(b)	Available capacity represents primarily the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the Exelon Credit Facility.

     Interest rates on the advances under the credit facility are based on either the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing or prime. The maximum LIBOR adder would be 175 basis points. For the six months ended June 30, 2004, the average interest rate on notes payable was approximately 1.05%.

      The credit agreements require Exelon Corporate, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon Corporate and Generation, revenues from Exelon New England Holding Company, LLC (Exelon New England) and Sithe and interest on the debt of their project subsidiaries. Exelon Corporate is measured at the Exelon consolidated level. The following table summarizes the minimum thresholds reflected in the credit agreements for the twelve-month period ended June 30, 2004:

	Exelon Corporate	ComEd	PECO	Generation

Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1

      At June 30, 2004, each of Exelon Corporate, ComEd, PECO and Generation were in compliance with the foregoing thresholds.

      Capital Structure. At June 30, 2004, Exelon’s, ComEd’s, PECO’s and Generation’s capital structure consisted of the following:

	Exelon
	Consolidated	ComEd(a)		PECO(a)		Generation

Long-term debt	37%	33%		21%		42%
Long-term debt to affiliates	24 (b)	15	(b)	61	(b)	—
Common equity	38	52		17		—
Member’s equity	—	—		—		50
Preferred securities	—	—		1		—
Notes payable	1	—		—		7
Minority interest	—	—		—		1

(a)	At June 30, 2004, ComEd’s capital structure, excluding the deduction from shareholders’ equity of the $188 million receivable from Exelon (which amount is deducted for GAAP purposes, as reflected in the table, but is excluded from the percentages in this footnote) to reflect amounts expected to be received by ComEd from Exelon to pay future taxes, consisted of 33% long-term debt, 14% long-term debt to affiliates and 53% common equity. Likewise, PECO’s capital structure, excluding the deduction from shareholder’s equity of the $1.6 billion receivable from Exelon, consisted of 33% common equity, 1% preferred securities and 66% long-term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $6 billion, $2 billion and $4 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN No. 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of Energy Delivery or mandatorily redeemable preferred securities. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding FIN No. 46-R.

     Boston Generating Project Debt. Boston Generating had a $1.25 billion credit facility (Boston Generating Credit Facility), which was entered into primarily to finance the development and construction of the Mystic 8 and 9 and Fore River generating facilities. On May 25, 2004, Exelon and Generation completed the sale, transfer and assignment of ownership of Boston Generating to a special purpose entity owned by the lenders under the Boston Generating Credit Facility. Accordingly, the Boston Generating Credit Facility was eliminated from the consolidated financial statements of Exelon and Generation during the second quarter of 2004.

      See Note 3 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s ownership interest in Boston Generating to the lenders under the Boston Generating Credit Facility.

      Intercompany Money Pool. To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by Exelon’s corporate treasurer. ComEd and its subsidiary, Commonwealth Edison of Indiana, Inc. (ComEd of Indiana), PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon Corporate and Unicom Investment, Inc., a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest, or, if from an external source, specific borrowing rates. During 2004, ComEd, ComEd of Indiana and PECO had various contributions to the money pool, and Generation and BSC had various loans from the money pool as described in the following table:

			June 30, 2004
	Maximum	Maximum	Contributed
	Invested	Borrowed	(Borrowed)

ComEd	$487	$—	$198
ComEd of Indiana	21	—	21 (a)
PECO	162	—	35
Generation	—	407	(198)
BSC	—	197	(35)

(a)	The activity at ComEd of Indiana at June 30, 2004 was eliminated in the consolidation of ComEd.

     Sithe Long-Term Debt. At June 30, 2004, $852 million of Sithe’s long-term debt, including current maturities, was included in Exelon and Generation’s Consolidated Balance Sheets. See Note 2 and Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the consolidation of Sithe and see Note 9 of the Combined Notes to Consolidated Financial Statements for information regarding Sithe’s long-term debt and the annual maturities.

      Security Ratings. Exelon’s access to the capital markets, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. On July 22, 2004, Standard & Poor’s Ratings Services lowered the ratings on PECO’s First Mortgage Bonds from A to A-. None of the other securities ratings of Exelon, PECO or Exelon subsidiaries has changed. None of Exelon’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit facilities.

      Shelf Registration. As of June 30, 2004, Exelon, ComEd and PECO have current shelf registration statements for the sale of $2.0 billion, $555 million and $550 million, respectively, of securities that are effective with the SEC. Exelon’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

      PUHCA Restrictions. On April 1, 2004, Exelon obtained a new order from the SEC under the Public Utilities Holding Company Act of 1935 (PUHCA) authorizing, through April 15, 2007, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding for Exelon Corporate and Generation at December 31, 2003 with no separate sublimit for short-term debt. The new financing order replaced a prior SEC order that expired on March 31, 2004 that had authorized up to $4.0 billion of financing. No securities have been issued under the above described limit. The prior order also authorized Exelon to issue guarantees of up to $4.5 billion outstanding at any one time. The new order gives Exelon an additional $1.5 billion of guaranty authority. At June 30, 2004, Exelon had provided $1.9 billion of guarantees under the SEC order. See “Contractual Obligations and Off-Balance Sheet Arrangements” in this section for further discussion of guarantees. The SEC order requires Exelon to maintain a ratio of common equity to total capitalization (including securitization debt) of not less than 30%. At June 30, 2004, Exelon’s common equity ratio was 38%. Exelon expects that it will maintain a common equity ratio of at least 30%.

      Exelon is also limited by order of the SEC under PUHCA to an aggregate investment of $4.0 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At June 30, 2004, Exelon had invested $1.9 billion in EWGs, leaving $2.1 billion of investment authority under the order. In its April 1, 2004 financing order, the SEC authorized Exelon to invest $4 billion in EWGs and reserved jurisdiction over an additional $3.0 billion in investments in EWGs.

      Under applicable law, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO or Generation may limit the dividends that these companies can distribute to Exelon. At June 30, 2004, Exelon had retained earnings of $2.9 billion, including ComEd’s retained earnings of $1,064 million (all of which had been appropriated for future dividend payments), PECO’s retained earnings of $597 million and Generation’s undistributed earnings of $773 million.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon’s, ComEd’s, PECO’s and Generation’s contractual obligations and commercial commitments as of June 30, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	Generation acquired a $50 million letter of credit that supports the contractual obligations of Sithe and its subsidiaries.

•	See Note 9 and Note 19 to the Combined Notes to Consolidated Financial Statements for discussion of material changes in the registrants’ respective debt from the amounts set forth in the 2003 Form 10-K.

COMMONWEALTH EDISON COMPANY

General

      ComEd operates in a single business segment and its operations consist of the regulated sale of electricity and distribution and transmission services in northern Illinois.

Executive Overview

      Financial Results. ComEd’s net income was consistent for the three months ended June 30, 2004 as compared to the same period in 2003.

      ComEd experienced an overall decline in net income of 3% during the six months ended June 30, 2004. This decline primarily reflects lower collections of CTCs, partially offset by lower operating and maintenance expense compared to the corresponding period in 2003 in which ComEd recorded charges associated with an agreement with various Illinois retail market participants and other interested parties.

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ComEd — Executive Summary” in the 2003 Form 10-K for a discussion of ComEd’s implementation of The Exelon Way.

      Financing Activities. During the six months ended June 30, 2004, ComEd repaid $178 million of long-term debt and made a $179 million payment on long-term debt to ComEd Transitional Funding Trust. ComEd met all of its capital resource commitments with internally generated cash and expects to do so in the foreseeable future, absent new acquisitions.

      Regulatory Developments — PJM Integration. On April 1, 2003, ComEd received approval from the FERC to transfer control of its transmission assets to PJM. The FERC also accepted for filing the amended PJM Tariff to reflect the inclusion of the transmission assets of ComEd and other new members, subject to a compliance filing and hearing on certain issues. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM and transferred control of ComEd’s Open Access Same Time Information System to PJM. On March 18, 2004, the FERC approved ComEd’s plan to complete its integration into PJM, subject to the North American Electric Reliability Council (NERC) approval of the PJM and Midwest ISO reliability plans to assure no adverse effects. The NERC granted the required approval on April 2, 2004. On April 27, 2004, the FERC issued its order approving ComEd’s application, subject to certain stipulations, including a provision to hold certain other utilities harmless from the impacts of ComEd joining PJM. ComEd agreed to these stipulations and fully integrated into PJM on May 1, 2004.

      PECO and ComEd’s membership in PJM supports Exelon’s commitment to competitive wholesale electric markets and will provide Exelon the benefits of more transparent, liquid and competitive markets for the sale and purchase of electric energy and capacity. Upon joining PJM, ComEd began incurring administrative fees, which are expected to approximate $30 million annually. ComEd believes such costs will ultimately be partially offset by the benefits of full access to a wholesale competitive marketplace, particularly after ComEd’s regulatory transition period ends in 2006; however, changes in market dynamics could affect the ultimate financial impact on ComEd.

      Through and Out Rates. ComEd currently earns approximately $66 million annually from T&O rates for energy flowing across ComEd’s transmission system. On March 19, 2004, the FERC issued an order to eliminate these rates effective May 1, 2004, which was subsequently deferred until December 1, 2004. The T&O rates are to be replaced by a new long-term transmission pricing structure that will eliminate seams in the PJM and Midwest ISO regions. Transmission owners in PJM and Midwest ISO and other parties must file one or more pricing proposals with the FERC on or before October 1, 2004, with an effective date of December 1, 2004. While Exelon and ComEd cannot predict the outcome of the FERC’s final determination of a new long-term transmission pricing structure, such pricing structure could adversely impact Exelon’s and ComEd’s after-tax results of operations.

      Delivery Services Rates. On March 3, 2003, ComEd entered into, and the ICC subsequently entered orders, which are now final, that effectuated an agreement (Agreement) with various Illinois retail market participants and other interested parties that settled, among other things, delivery service rates and the market value index proceeding and facilitates competitive service declarations for large-load customers and an extension of the PPA with Generation.

      Open Access Transmission Tariff. On November 10, 2003, the FERC issued an order allowing ComEd to put into effect, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure investments made since 1998. However, because of the Illinois retail rate freeze and the method for calculating CTCs, the increase is not expected to have a significant effect on operating revenues until after December 31, 2006. ComEd began charging the new rates May 1, 2004. ComEd’s management believes an adequate reserve for any required refunds has been established in the event that the new rates are adjusted based on rehearing or settlement negotiations.

      Outlook for the Remainder of 2004 and Beyond. ComEd’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ComEd — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$1,403	$1,361	$42	3.1%
Operating expenses
Purchased power	574	533	41	7.7%
Operating and maintenance	223	221	2	0.9%
Depreciation and amortization	103	96	7	7.3%
Taxes other than income	72	68	4	5.9%

Total operating expense	972	918	54	5.9%

Operating income	431	443	(12)	(2.7)%

Other income and deductions
Interest expense	(96)	(106)	10	(9.4)%
Distributions on mandatorily redeemable preferred securities	—	(6)	6	(100.0)%
Equity in earnings (losses) of unconsolidated affiliates	(6)	—	(6)	n.m.
Other, net	7	12	(5)	(41.7)%

Total other income and deductions	(95)	(100)	5	(5.0)%

Income before income taxes	336	343	(7)	(2.0)%
Income taxes	132	138	(6)	(4.3)%

Net income	$204	$205	$(1)	(0.5)%

n.m. — not meaningful

Operating Revenues

      ComEd’s electric sales statistics were as follows:

	Three Months
	Ended June 30,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	5,793	5,163	630	12.2%
Small commercial & industrial	4,791	5,114	(323)	(6.3)%
Large commercial & industrial	1,426	1,683	(257)	(15.3)%
Public authorities & electric railroads	1,200	1,333	(133)	(10.0)%

Total full service	13,210	13,293	(83)	(0.6)%

PPO
Small commercial & industrial	870	869	1	0.1%
Large commercial & industrial	877	1,318	(441)	(33.5)%
Public authorities & electric railroads	577	531	46	8.7%

	2,324	2,718	(394)	(14.5)%

Delivery only(b)
Small commercial & industrial	1,761	1,257	504	40.1%
Large commercial & industrial	3,090	2,128	962	45.2%
Public authorities & electric railroads	406	247	159	64.4%

	5,257	3,632	1,625	44.7%

Total PPO and delivery only	7,581	6,350	1,231	19.4%

Total retail deliveries	20,791	19,643	1,148	5.8%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an AES.

	Three Months
	Ended June 30,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$521	$472	$49	10.4%
Small commercial & industrial	396	405	(9)	(2.2)%
Large commercial & industrial	71	84	(13)	(15.5)%
Public authorities & electric railroads	74	81	(7)	(8.6)%

Total full service	1,062	1,042	20	1.9%

PPO(b)
Small commercial & industrial	60	59	1	1.7%
Large commercial & industrial	51	72	(21)	(29.2)%
Public authorities & electric railroads	31	28	3	10.7%

	142	159	(17)	(10.7)%

Delivery only(c)
Small commercial & industrial	35	32	3	9.4%
Large commercial & industrial	43	43	—	—
Public authorities & electric railroads	9	8	1	12.5%

	87	83	4	4.8%

Total PPO and delivery only	229	242	(13)	(5.4)%

Total electric retail revenues	1,291	1,284	7	0.5%
Wholesale and miscellaneous revenue(d)	112	77	35	45.5%

Total electric revenue	$1,403	$1,361	$42	3.1%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(b)	Revenue from customers choosing ComEd’s PPO includes an energy charge at market rates, transmission and distribution charges and a CTC charge.

(c)	Delivery only revenue from customers choosing an AES includes a distribution charge and a CTC charge. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from AES were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

     The changes in electric retail revenues for the three months ended June 30, 2004, as compared to the same period in 2003, are attributable to the following:

Variance

Volume	$61
Weather	29
Customer choice	(51)
Rate changes	(28)
Other	(4)

Electric retail revenue	7

ComEd’s integration into PJM	43
Other	(8)

Wholesale and miscellaneous revenue	35

Total electric retail revenue	$42

      Volume. Revenues from higher delivery volume, exclusive of weather, increased $61 million due to increased residential customer growth and an increased usage per customer, primarily residential and large commercial and industrial.

      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather conditions for the three months ended June 30, 2004 were favorable compared to the same period in 2003. Cooling degree-days increased 68% for the three months ended June 30, 2004 compared to the same period in 2003, and were 14% lower than normal. Heating degree-days decreased 18% for the three months ended June 30, 2004 compared to the same period in 2003, and were 13% lower than normal.

      Customer Choice. All ComEd customers have the choice to purchase energy from an AES. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd. As of June 30, 2004, no AES has sought approval from the ICC, and no electric utilities have chosen to enter the ComEd residential market for the supply of electricity. ComEd competes with AESs in the commercial market.

      For the three months ended June 30, 2004, the energy provided by AESs was 5,257 GWhs, or 25%, as compared to 3,632 GWhs, or 18%, for the same period in 2003.

      The decrease in revenues reflects customers in Illinois electing to purchase energy from an AES or the PPO. As of June 30, 2004, the number of retail customers that had elected to purchase energy from an AES or the ComEd PPO was approximately 21,400 as compared to 22,000 as of the same period in 2003, representing less than 1% of total customers in each period. MWhs delivered to such customers increased from approximately 6.3 million for the three months ended June 30, 2003 to 7.6 million for three months ended June 30, 2004, or from 32% to 36% of total quarterly retail deliveries.

      Rate Changes. ComEd’s CTC is reset in the second quarter of each year to reflect market price adjustments. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity and other adjustments to the energy component, decreased the collection of CTCs as compared to the respective prior year period. ComEd’s CTC revenues decreased $44 million for the three months ended June 30, 2004 as compared to the same period in 2003. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under ComEd’s PPO by $28 million.

      Decreased average rates paid by residential customers resulted in a $10 million decrease. Although residential rates are frozen through 2006, average residential rates fluctuate due to the usage patterns of customers.

      ComEd’s Integration into PJM. ComEd’s transmission revenues and purchased power expense each increased by $43 million in the three months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM. The increase relates to the change in control of the transmission assets from ComEd to PJM whereby ComEd receives revenues for its proportionate share of the transmission revenues generated by PJM, but also pays PJM for the use of its transmission assets. For 2004, ComEd’s operating revenues are estimated to increase by approximately $180 million, offset by a corresponding and equal increase in purchased power expense. Starting in 2005, on an annual basis, ComEd’s operating revenues and purchased power expense are estimated to increase between $200 to $250 million; however, there is no expected impact on revenues net of purchased power expense.

Purchased Power

      The increase in purchased power expense was primarily attributable to an increase of $28 million due to higher volume and a $10 million increase due to favorable weather conditions offset by a $40 million decrease as a result of non-residential customers choosing to purchase energy from an AES. ComEd’s operating revenues and purchased power expense each increased by $43 million in the three months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM. See “Operating Revenues” above.

Operating and Maintenance

      The changes in operating and maintenance expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Higher corporate allocations(a)	$17
Severance, pension and postretirement benefit costs associated with The Exelon Way	8
Tax consultant fees(b)	5
Employee fringe benefits(c)	(10)
Contractors	(11)
Environmental charges	(4)
Other	(3)

Increase in operating and maintenance expense	$2

(a)	Higher corporate allocations primarily result from higher corporate governance allocations and employee fringe benefits. Corporate governance allocations increased as a result of the 2004 sale of certain Enterprise companies resulting in ComEd comprising a greater percentage of Exelon.

(b)	ComEd recorded a $5 million charge for contingent fees paid to a tax consultant (see Note 15 of the Combined Notes to Consolidated Financial Statements for more information).

(c)	During the second quarter of 2004, ComEd adopted the provisions of FSP FAS 106-2. Employee fringe benefits include a $1 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Depreciation and Amortization

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Depreciation expense	$81	$76	$5	6.6%
Recoverable transition costs amortization	12	12	—	—
Other amortization expense	10	8	2	25.0%

Total depreciation and amortization	$103	$96	$7	7.3%

      The increase in depreciation expense is primarily due to capital additions.

      Recoverable transition costs amortization remained constant in the three months ended June 30, 2004 compared to the same period in 2003. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $109 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

Taxes Other Than Income

      Taxes other than income increased for three months ended June 30, 2004 as compared to the same period in 2003 as a result of a 2003 refund of $5 million for Illinois Electricity Distribution Taxes.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

      The aggregate of interest expense and distributions on mandatorily redeemable preferred securities decreased as a result of scheduled principal payments and refinancings at lower rates. Effective December 31, 2003, upon the adoption of FIN No. 46-R, ComEd deconsolidated its financing trusts (see Note 2 of the Combined Notes to Consolidated Financial Statements). ComEd no longer records distributions on mandatorily redeemable preferred securities but records interest expense to affiliates related to ComEd’s obligations to the financing trusts.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      In 2004, ComEd has $6 million of equity in net losses of subsidiaries as a result of deconsolidating its financing trusts.

Other, Net

      The change in Other, net is primarily related to the 2003 $2 million gain on sale of non-utility property and $1 million decrease in interest income on the long-term receivable from Unicom Investments, Inc. as a result of a lower principal balance.

Income Taxes

      The effective income tax rate was 39% for the three months ended June 30, 2004, compared to 40% for the three months ended June 30, 2003. The decrease in the effective tax rate was primarily attributable to the adoption of FSP FAS 106-2 and other items. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$2,739	$2,785	$(46)	(1.7)%
Operating expenses
Purchased power	1,108	1,110	(2)	(0.2)%
Operating and maintenance	438	483	(45)	(9.3)%
Depreciation and amortization	205	190	15	7.9%
Taxes other than income	151	148	3	2.0%

Total operating expense	1,902	1,931	(29)	(1.5)%

Operating income	837	854	(17)	(2.0)%

Other income and deductions
Interest expense	(202)	(215)	13	(6.0)%
Distributions on mandatorily redeemable preferred securities	—	(14)	14	(100.0)%
Equity in earnings (losses) of unconsolidated affiliates	(9)	—	(9)	n.m.
Other, net	17	34	(17)	(50.0)%

Total other income and deductions	(194)	(195)	1	(0.5)%

Income before income taxes and cumulative effect of a change in accounting principle	643	659	(16)	(2.4)%
Income taxes	255	263	(8)	(3.0)%

Net income before cumulative effect of a change in accounting principle	388	396	(8)	(2.0)%
Cumulative effect of a change in accounting principle	—	5	(5)	(100.0)%

Net income	$388	$401	$(13)	(3.2)%

n.m. — not meaningful

Operating Revenues

      ComEd’s electric sales statistics were as follows:

	Six Months
	Ended June 30,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	12,805	12,049	756	6.3%
Small commercial & industrial	9,924	10,741	(817)	(7.6)%
Large commercial & industrial	2,771	3,167	(396)	(12.5)%
Public authorities & electric railroads	2,440	2,749	(309)	(11.2)%

Total full service	27,940	28,706	(766)	(2.7)%

PPO
Small commercial & industrial	1,600	1,662	(62)	(3.7)%
Large commercial & industrial	1,624	2,750	(1,126)	(40.9)%
Public authorities & electric railroads	1,012	1,069	(57)	(5.3)%

	4,236	5,481	(1,245)	(22.7)%

Delivery only(b)
Small commercial & industrial	3,532	2,606	926	35.5%
Large commercial & industrial	6,031	3,960	2,071	52.3%
Public authorities & electric railroads	894	529	365	69.0%

	10,457	7,095	3,362	47.4%

Total PPO and delivery only	14,693	12,576	2,117	16.8%

Total retail deliveries	42,633	41,282	1,351	3.3%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an AES.

	Six Months
	Ended June 30,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$1,080	$1,018	$62	6.1%
Small commercial & industrial	769	802	(33)	(4.1)%
Large commercial & industrial	131	158	(27)	(17.1)%
Public authorities & electric railroads	148	165	(17)	(10.3)%

Total full service	2,128	2,143	(15)	(0.7)%

PPO(b)
Small commercial & industrial	108	109	(1)	(0.9)%
Large commercial & industrial	92	144	(52)	(36.1)%
Public authorities & electric railroads	53	55	(2)	(3.6)%

	253	308	(55)	(17.9)%

Delivery only(c)
Small commercial & industrial	67	73	(6)	(8.2)%
Large commercial & industrial	84	91	(7)	(7.7)%
Public authorities & electric railroads	18	17	1	5.9%

	169	181	(12)	(6.6)%

Total PPO and delivery only	422	489	(67)	(13.7)%

Total electric retail revenues	2,550	2,632	(82)	(3.1)%
Wholesale and miscellaneous revenue(d)	189	153	36	23.5%

Total electric revenue	$2,739	$2,785	$(46)	(1.7)%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(b)	Revenue from customers choosing ComEd’s PPO includes an energy charge at market rates, transmission and distribution charges and a CTC charge.

(c)	Delivery only revenue from customers choosing an AES includes a distribution charge and a CTC charge. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from AES were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue form PJM), sales to municipalities and other wholesale energy sales.

     The changes in electric retail revenues for the six months ended June 30, 2004, as compared to the same period in 2003, are attributable to the following:

Variance

Customer choice	$(107)
Rate changes	(70)
Volume	92
Weather	6
Other	(3)

Electric retail revenue	$(82)

ComEd’s integration into PJM	43
Other	(7)

Wholesale and miscellaneous revenue	36

Electric retail revenue	$(46)

      Customer Choice. As noted, all ComEd customers have the choice to purchase energy from an AES. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd.

      For the six months ended June 30, 2004, the energy provided by AESs was 10,457 GWhs, or 25%, as compared to 7,095 GWhs, or 17%, for the same period in 2003.

      The decrease in revenues reflects customers in Illinois electing to purchase energy from an AES or the PPO. As of June 30, 2004, the number of retail customers that had elected to purchase energy from an AES or the ComEd PPO was approximately 21,400 as compared to 22,000 as of June 30, 2003, representing less than 1% of total customers in each period. MWhs delivered to such customers increased from approximately 12.6 million for the six months ended June 30, 2003 to approximately 14.7 million for six months ended June 30, 2004, or from 30% to 34% of total quarterly retail deliveries.

      Rate Changes. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity and other adjustments to the energy component, decreases the collection of CTCs as compared to the respective prior year period. ComEd’s CTC revenues decreased by $120 million for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under ComEd’s PPO by $47 million. For the six months ended June 30, 2004 and June 30, 2003, ComEd collected approximately $87 million and $207 million, respectively, of CTC revenue. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates beginning in 2003, and increases in ComEd’s OATT effective May 1, 2004, ComEd anticipates that this revenue source will decline to approximately $180 million for 2004 and range from $100 million to $180 million annually in 2005 and 2006. Under the current restructuring statute, no CTCs will be collected after 2006.

      Volume. ComEd’s electric revenues increased as a result of higher delivery volume, exclusive of the effect of weather and customer choice, due to an increased number of customers and increased usage per customer, primarily residential and large commercial and industrial.

      Weather. The weather conditions for the six months ended June 30, 2004 were favorable compared to the same period in 2003. Cooling degree-days increased 68% for the six months ended June 30, 2004 compared to the same period in 2003 and were 14% lower than normal. Heating degree-days decreased 8% for the six months ended June 30, 2004 compared to the same period in 2003, and were 4% lower than normal.

      ComEd’s Integration into PJM. ComEd’s transmission revenues and purchased power expense each increased by $43 million in the six months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM.

Purchased Power

      The decrease in purchased power expense was primarily attributable to a $92 million decrease as a result of customers choosing to purchase energy from an AES and an $8 million decrease due to the mix of average pricing related to ComEd’s PPA with Generation partially offset by an increase of $50 million due to higher volume. ComEd’s transmission revenues and purchased power expense each increased by $43 million in the six months ended June 30, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM. See “Operating Revenues” above.

Operating and Maintenance

      The changes in operating and maintenance expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Charge recorded at ComEd in 2003(a)	$(41)
Contractors	(13)
Decreased payroll expense due to fewer employees(b)	(10)
Environmental charges	(5)
Allowance for uncollectible accounts expense	(4)
Higher corporate allocations(c)	23
Severance, pension and postretirement benefit costs associated with The Exelon Way	9
Tax consultant fees(d)	5
Employee fringe benefits(e)	1
Other	(10)

Decrease in operating and maintenance expense	$(45)

(a)	In 2003, ComEd reached an agreement with various Illinois retail market participants and other interested parties.

(b)	ComEd has fewer employees as a result of The Exelon Way terminations.

(c)	Higher corporate allocations primarily result from higher corporate governance allocations and employee fringe benefits. Corporate governance allocations increased as a result of the 2004 sale of certain Enterprise companies resulting in ComEd comprising a greater percentage of Exelon.

(d)	ComEd recorded a $5 million charge for contingent fees paid to a tax consultant (see Note 15 to the Combined Notes to Consolidated Financial Statements for more information).

(e)	During the second quarter of 2004, ComEd adopted the provisions of FSP FAS 106-2. Employee fringe benefits include a $3 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Depreciation and Amortization

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Depreciation expense	$163	$152	$11	7.2%
Recoverable transition costs amortization	23	23	—	—
Other amortization expense	19	15	4	26.7%

Total depreciation and amortization	$205	$190	$15	7.9%

      The increase in depreciation expense is primarily due to capital additions.

      Recoverable transition costs amortization remained constant in the six months ended June 30, 2004 compared to the same period in 2003. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $109 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

Taxes Other Than Income

      Taxes other than income increased for six months ended June 30, 2004 as compared to the same period in 2003 as a result of a 2003 refund of $5 million for Illinois Electricity Distribution taxes.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

      The aggregate of interest expense and distributions on mandatorily redeemable preferred securities decreased as a result of scheduled principal payments and refinancings at lower rates. Effective December 31, 2003, upon the adoption of FIN No. 46-R, ComEd deconsolidated its financing trusts (see Note 2 of the Combined Notes to Consolidated Financial Statements). ComEd no longer records distributions on mandatorily redeemable preferred securities, but records interest expense to affiliates related to ComEd’s obligations to the financing trusts. This decrease was offset by $3 million of less allowance for funds used during construction (AFUDC) debt recorded during the six months ended June 30, 2004 as a result of lower construction work in process balances.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      In 2004, ComEd has $9 million of equity in net losses of subsidiaries as a result of deconsolidating its financing trusts.

Other, Net

      The change in Other, net is primarily related to the reversal of a $12 million reserve for potential plant disallowance in 2003 as a result of the Agreement (see “Operating and Maintenance” above), a reduction in AFUDC equity of $4 million during 2004 as a result of lower construction work in process balances and a $3 million decrease in interest income on the long-term receivable from Unicom Investments, Inc. as a result of a lower principal balance.

Income Taxes

      The effective income tax rate was 40% for the six months ended June 30, 2004, compared to 40% for the six months ended June 30, 2003. The reduction in the effective tax rate is primarily attributable to the adoption of FSP FAS 106-2. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Cumulative Effect of a Change in Accounting Principle

      On January 1, 2003, ComEd adopted SFAS No. 143, resulting in income of $5 million.

Liquidity and Capital Resources

      ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to a revolving credit facility that ComEd currently utilizes to support its commercial paper program. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion. Capital resources are used primarily to fund ComEd’s capital requirements, including construction, repayments of maturing debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities

      ComEd’s cash flows from operating activities primarily results from sales of electricity to a stable and diverse base of retail customers at fixed prices. ComEd’s future cash flows will be affected by its ability to achieve operating cost reductions and the impact of the economy, weather and customer choice on its revenues. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow sufficient to meet operating and capital expenditures requirements. Operating cash flows after 2006 could be negatively affected by changes in ComEd’s rate regulatory environment, although any effects are not expected to hinder ComEd’s ability to fund its business requirements.

      Cash flows from operations for the six months ended June 30, 2004 and 2003 were $602 million and $369 million, respectively. Changes in ComEd’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business.

      In addition to the items mentioned in “Results of Operations,” ComEd’s operating cash flows for the six months ended June 30, 2004 and 2003 were affected by the following items:

•	During the first half of 2003, ComEd made additional payments to Generation for amounts owed under the PPA. At June 30, 2004 and December 31, 2003, ComEd had accrued payments due to Generation under the PPA of $182 million and $171 million, respectively. At June 30, 2003 and December 31, 2002, ComEd had accrued payments due to Generation under the PPA of $185 million and $339 million, respectively.

•	Discretionary contributions by ComEd to Exelon’s defined benefit pension plans were $144 million for the six months ended June 30, 2004 compared to $117 million for the same period in 2003.

      ComEd participates in Exelon’s defined benefit pension plans. Exelon expects to contribute up to approximately $419 million to its pension plans in 2004, including $11 million to satisfy IRS minimum funding requirements. Of the $419 million, $216 million is expected to be funded by ComEd.

      ComEd has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of June 30, 2004, the majority of the deferred tax liabilities related to the fossil plant sale are reflected in ComEd’s Consolidated Balance Sheets with the remainder having been allocated to the Consolidated Balance Sheets of Generation in connection with Exelon’s 2001 corporate restructuring. The total 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. Any required payments could be significant to the cash flows of ComEd. ComEd’s management believes ComEd’s reserve for interest, which has been established in the event that such positions are not sustained, has been appropriately recorded in accordance with SFAS No. 5. However, the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

Cash Flows from Investing Activities

      Cash flows used in investing activities were $133 million for the six months ended June 30, 2004 compared to cash flows used in investing activities of $524 million for the same period in 2003. The change in cash flows from investing activities was primarily attributable to $372 million of net proceeds from an investment in the Exelon intercompany money pool and $36 million of net changes in restricted cash. ComEd’s investing activities for the six months ended June 30, 2004 were funded primarily through operating activities.

      ComEd’s capital expenditures for the six months ended June 30, 2004 and 2003 were $369 million and $355 million, respectively. ComEd estimates that it will spend up to approximately $715 million in total capital expenditures for 2004. This represents an increase of approximately $100 million more than had been previously planned, primarily as a result of expansion of the ComEd distribution system to support new business and customer growth. Although not anticipated, ComEd believes it could obtain any needed financing through borrowings, the issuance of debt or preferred securities, or capital contributions from Exelon. ComEd’s proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the six months ended June 30, 2004 were $476 million as compared to cash flows from financing activities of $173 million in 2003. The decrease in cash flows from financing activities is primarily attributable to the retirement of long-term debt of $357 million during the six months ended June 30, 2004 versus the net proceeds from the issuance of long-term debt of $473 million during the same period in 2003. During the six months ended June 30, 2003, ComEd also repaid $71 million of commercial paper and paid $51 million to settle interest-rate swaps. During the six months ended June 30, 2004, ComEd received $26 million from the settlement of interest-rate swaps. Additionally, ComEd paid $207 million in dividends to Exelon during the six months ended June 30, 2004 compared to $211 million in dividends during the same period in 2003.

      From time to time and as market conditions warrant, ComEd may engage in long-term debt repurchases via tender offers, open market acquisitions or other viable options to preserve the integrity of ComEd’s balance sheet.

Credit Issues

      Exelon Credit Facility. ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon’s intercompany money pool. ComEd, along with Exelon Corporate, PECO and Generation, participated in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion five-year facility and the $750 million three-year facility was reduced to $500 million. These credit agreements, and ComEd’s participation therein, are described above under “Credit Issues — Exelon Credit Facility” in “Exelon Corporation — Liquidity and Capital Resources.”

      Capital Structure. ComEd’s capital structure at June 30, 2004 is described above under “Credit Issues — Capital Structure” in “Exelon Corporation — Liquidity and Capital Resources.”

      Intercompany Money Pool. A description of the intercompany money pool, and ComEd’s participation therein, is set forth above under “Credit Issues — Intercompany Money Pool” in “Exelon Corporation — Liquidity and Capital Resources.” During the six months ended June 30, 2004, ComEd earned $2 million in interest on its investments in the intercompany money pool.

      Security Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the 2003 Form 10-K for a discussion of ComEd’s security ratings.

      Shelf Registration. As of June 30, 2004, ComEd has a current shelf registration statement for the sale of $555 million of securities that is effective with the SEC. ComEd’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, ComEd’s current financial condition, its securities ratings and market conditions.

      Fund Transfer Restrictions. At June 30, 2004, ComEd had retained earnings of $1,064 million, which had been appropriated for future dividend payments. See “Liquidity and Capital Resources — Credit Issues — Fund Transfer Restrictions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ComEd” in the 2003 Form 10-K for information regarding restrictions under federal and Illinois law and under the agreements governing ComEd Financing II and III regarding dividend payments by ComEd. ComEd is precluded from lending or extending credit or indemnity to Exelon.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. ComEd’s contractual obligations and commercial commitments as of June 30, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	See Note 9 and Note 19 to the Combined Notes to Consolidated Financial Statements for discussion of material changes in ComEd’s debt from the amounts set forth in the 2003 Form 10-K.

PECO ENERGY COMPANY

General

      PECO operates in a single business segment, and its operations consist of the regulated sale of electricity and distribution and transmission services in southeastern Pennsylvania and the sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

Executive Overview

      Financial Results. PECO’s net income increased 14% for the three months ended June 30, 2004 as compared to the same period in 2003. This increase reflects higher electric revenues, partially offset by higher operating expenses.

      PECO’s net income increased 4% for the six months ended June 30, 2004 as compared to the same period in 2003 and is generally comparable between periods.

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — PECO — Executive Summary” in the 2003 Form 10-K for a discussion of PECO’s implementation of The Exelon Way.

      Financing Activities. During the six months ended June 30, 2004, PECO refinanced $75 million of First and Refunding Mortgage Bonds and repaid $166 million of long-term debt to PECO Energy Transition Trust. PECO met all of its capital resource commitments with internally generated cash and expects to do so in the foreseeable future, absent new acquisitions.

      Outlook for the Remainder of 2004 and Beyond. PECO’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — PECO — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$1,032	$961	$71	7.4%
Operating expenses
Purchased power	402	386	16	4.1%
Fuel	83	67	16	23.9%
Operating and maintenance	132	121	11	9.1%
Depreciation and amortization	125	116	9	7.8%
Taxes other than income	60	47	13	27.7%

Total operating expenses	802	737	65	8.8%

Operating income	230	224	6	2.7%

Other income and deductions
Interest expense	(76)	(83)	7	(8.4)%
Distributions on mandatorily redeemable preferred securities	—	(2)	2	(100.0)%
Equity in losses of unconsolidated affiliates	(7)	—	(7)	n.m.
Other, net	3	1	2	n.m.

Total other income and deductions	(80)	(84)	4	(4.8)%

Income before income taxes	150	140	10	7.1%
Income taxes	50	52	(2)	(3.8)%

Net income	100	88	12	13.6%
Preferred stock dividends	1	2	(1)	(50.0)%

Net income on common stock	$99	$86	$13	15.1%

n.m. — not meaningful

Operating Revenue

      PECO’s electric sales statistics were as follows:

	Three Months
	Ended June 30,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	2,272	2,274	(2)	(0.1)%
Small commercial & industrial	1,686	1,532	154	10.1%
Large commercial & industrial	3,703	3,695	8	0.2%
Public authorities & electric railroads	224	222	2	0.9%

Total full service	7,885	7,723	162	2.1%

Delivery only(b)
Residential	488	186	302	162.4%
Small commercial & industrial	433	323	110	34.1%
Large commercial & industrial	190	192	(2)	(1.0)%
Public authorities & electric railroads(c)	—	—	—	—

Total delivery only	1,111	701	410	58.5%

Total retail deliveries	8,996	8,424	572	6.8%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an AES.

(c)	PECO’s delivery only sales to Public Authorities and Electric Railroads were less than one GWh per quarter.

	Three Months
	Ended June 30,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$298	$297	$1	0.3%
Small commercial & industrial	197	180	17	9.4%
Large commercial & industrial	281	267	14	5.2%
Public authorities & electric railroads	20	21	(1)	(4.8)%

Total full service	796	765	31	4.1%

Delivery only(b)
Residential	38	14	24	171.4%
Small commercial & industrial	23	17	6	35.3%
Large commercial & industrial	5	5	—	—
Public authorities & electric railroads(c)	—	—	—	—

Total delivery only	66	36	30	83.3%

Total electric retail revenues	862	801	61	7.6%
Wholesale and miscellaneous revenue(d)	51	50	1	2.0%

Total electric revenue	$913	$851	$62	7.3%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC charge.

(b)	Delivery only revenue reflects revenue from customers receiving generation from an AES, which includes a distribution charge and a CTC charge.

(c)	PECO’s delivery only sales to Public Authorities and Electric Railroads were less than $1 million per quarter.

(d)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

     The changes in electric retail revenues for the three months ended June 30, 2004, as compared to the same period in 2003, were as follows:

Variance

Volume	$46
Weather	14
Rate mix	12
Rate change	5
Customer choice	(16)

Retail revenue	$61

      Volume. Exclusive of the effect of weather conditions and customer choice, higher delivery volume related primarily to increased customer growth and increased usage by all customer classes.

      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact was favorable compared to the prior year. Cooling degree-days increased 66% and heating degree-days decreased 32%.

      Rate Mix. The increase in revenues from rate mix was due to changes in monthly usage patterns in all customer classes.

      Rate change. Revenues increased $5 million due to a scheduled phase-out of merger-related rate reductions. In connection with the PUC’s approval of the merger of PECO, Unicom Corporation, and Exelon in 2000, PECO entered into a settlement agreement with the PUC and agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through 2005. Rates were reduced by $60 million per year in 2002 and 2003 and will be reduced by $40 million per year in 2004 and 2005.

      Customer Choice. All PECO customers may choose to purchase energy from an AES. This choice does not affect kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.

      For the three months ended June 30, 2004, the energy provided by AESs was 1,111 GWhs, or 12%, as compared to 701 GWhs, or 8%, for the three months ended June 30, 2003. As of June 30, 2004, the number of customers served by AESs was 292,100, or 19%, as compared to 125,000, or 8%, as of June 30, 2003. The increases in both the energy provided by AESs and the number of customers served by AESs were due to the assignment of small commercial and industrial customers and residential customers to AESs in May and December 2003, respectively, as required by the PUC and PECO’s final electric restructuring order.

      Electric wholesale and miscellaneous revenue includes PECO’s proportionate share of the transmission revenues generated by PJM’s control of the PJM network transmission assets, including PECO’s. Additionally, PECO pays PJM for its use of these transmission assets, and this expense is recorded in purchased power.

      PECO’s gas sales statistics for the three months ended June 30, 2004 as compared to the same period in 2003 were as follows:

	Three Months
	Ended June 30,

Deliveries to customers (in mmcf)	2004	2003	Variance	% Change

Retail sales	8,162	9,222	(1,060)	(11.5)%
Transportation	6,410	5,779	631	10.9%

Total	14,572	15,001	(429)	(2.9)%

	Three Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Retail sales	$102	$99	$3	3.0%
Transportation	4	4	—	—
Resales and other	13	7	6	85.7%

Total	$119	$110	$9	8.2%

      The changes in gas retail revenue for the three months ended June 30, 2004 as compared to the same period in 2003, were as follows:

Variance

Rate changes	$13
Volume	4
Weather	(14)

Total gas retail revenues	$3

      Rate Changes. The favorable variance in rates was attributable to increases in rates through PUC-approved changes to the purchased gas adjustment clause that became effective June 1, 2003 and March 1, 2004. The average rate per mmcf for the three months ended June 30, 2004 was 30% higher than the rate for the same period in 2003. PECO’s gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates. PECO has asked the PUC for a decrease in its rates through the purchased gas adjustment clause effective December 1, 2004 as a result of lower current gas costs. This proposed decrease would have no impact on PECO’s operating income.

      Volume. Exclusive of the effect of weather conditions, revenues were higher due primarily to increased sales in the residential and small commercial and industrial classes.

      Weather. The weather conditions were unfavorable compared to the prior year. Heating degree-days decreased 32%.

      Resales and other revenue increased $6 million primarily due to increased off-system sales.

Purchased Power

      The increase in purchased power expense was attributable to $16 million of increased sales exclusive of the effect of weather conditions, $14 million of higher prices, and $6 million related to higher sales due to favorable weather conditions, offset by $16 million from customers in Pennsylvania assigned to or selecting an AES and $4 million of lower PJM transmission expense.

Fuel

      The increase in fuel expense was attributable to $13 million of higher gas costs, $10 million related to increased off-system sales, and $3 million related to increased sales exclusive of weather conditions, partially offset by a $10 million decrease associated with lower sales due to unfavorable weather conditions.

Operating and Maintenance

      The changes in operating and maintenance expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Higher corporate allocations(a)	$12
Severance, pension and postretirement benefit costs associated with The Exelon Way	4
Decreased payroll expense due to fewer employees(b)	(4)
Employee fringe benefits(c)	(5)
Other	4

Increase in operating and maintenance expense	$11

(a)	Higher corporate allocations primarily result from a higher percentage allocation to Energy Delivery due to the sales of certain Enterprises businesses.

(b)	PECO has fewer employees as a result of The Exelon Way.

(c)	During the second quarter of 2004, PECO adopted the provisions of FSP FAS 106-2. Employee fringe benefits include a $1 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Depreciation and Amortization

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Competitive transition charge amortization	$86	$79	$7	8.9%
Depreciation expense	33	33	—	—
Other amortization expense	6	4	2	50.0%

Total depreciation and amortization	$125	$116	$9	7.8%

      The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income

      The increase in taxes other than income was primarily attributable to $12 million related to the reversal of a use tax accrual resulting from an audit settlement in 2003.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

      The aggregate of interest expense and distributions on mandatorily redeemable preferred securities decreased primarily due to lower outstanding debt and refinancings at lower rates. Effective December 31, 2003, with the adoption of FIN No. 46-R, PECO deconsolidated its financing trusts (see Note 2 of the Combined Notes to Consolidated Financial Statements). PECO no longer records distributions on mandatorily redeemable preferred securities of subsidiaries but records interest expense to affiliates related to PECO’s obligations to the financing trusts.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      In 2004, PECO has $7 million of equity in net losses of subsidiaries as a result of deconsolidating its subsidiary financing trusts.

Other, Net

      The increase was attributable to a $2 million increase in interest income.

Income Taxes

      The effective tax rate was 33% for the three months ended June 30, 2004 as compared to 37% for the same period in 2003. The decrease in the effective tax rate was primarily attributable to plant-related differences. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$2,271	$2,178	$93	4.3%
Operating expenses
Purchased power	799	808	(9)	(1.1)%
Fuel	332	257	75	29.2%
Operating and maintenance	266	261	5	1.9%
Depreciation and amortization	250	236	14	5.9%
Taxes other than income	118	110	8	7.3%

Total operating expenses	1,765	1,672	93	5.6%

Operating income	506	506	—	—

Other income and deductions
Interest expense	(153)	(168)	15	(8.9)%
Distributions on mandatorily redeemable preferred securities	—	(5)	5	(100.0)%
Equity in earnings (losses) of unconsolidated affiliates	(13)	—	(13)	n.m.
Other, net	5	10	(5)	(50.0)%

Total other income and deductions	(161)	(163)	2	(1.2)%

Income before income taxes	345	343	2	0.6%
Income taxes	112	119	(7)	(5.9)%

Net income	233	224	9	4.0%
Preferred stock dividends	2	3	(1)	(33.3)%

Net income on common stock	$231	$221	$10	4.5%

n.m. — not meaningful

Operating Revenue

      PECO’s electric sales statistics were as follows:

	Six Months
	Ended June 30,

Retail Deliveries — (in GWhs)	2004	2003	Variance	% Change

Full service(a)
Residential	5,016	5,389	(373)	(6.9)%
Small commercial & industrial	3,370	3,312	58	1.8%
Large commercial & industrial	7,320	7,177	143	2.0%
Public authorities & electric railroads	453	475	(22)	(4.6)%

Total full service	16,159	16,353	(194)	(1.2)%

Delivery only(b)
Residential	1,070	450	620	137.8%
Small commercial & industrial	857	525	332	63.2%
Large commercial & industrial	340	402	(62)	(15.4)%
Public authorities & electric railroads(c)	—	—	—	—

Total delivery only	2,267	1,377	890	64.6%

Total retail deliveries	18,426	17,730	696	3.9%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an AES.

(c)	PECO’s delivery only sales to Public Authorities and Electric Railroads were less than one GWh per quarter.

	Six Months
	Ended June 30,

Electric Revenue	2004	2003	Variance	% Change

Full service(a)
Residential	$611	$656	$(45)	(6.9)%
Small commercial & industrial	374	374	—	—
Large commercial & industrial	551	534	17	3.2%
Public authorities & electric railroads	40	42	(2)	(4.8)%

Total full service	1,576	1,606	(30)	(1.9)%

Delivery only(b)
Residential	80	31	49	158.1%
Small commercial & industrial	43	27	16	59.3%
Large commercial & industrial	9	11	(2)	(18.2)%
Public authorities & electric railroads(c)	—	—	—	—

Total delivery only	132	69	63	91.3%

Total electric retail revenues	1,708	1,675	33	2.0%
Wholesale and miscellaneous revenue(d)	99	104	(5)	(4.8)%

Total electric revenue	$1,807	$1,779	$28	1.6%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC charge.

(b)	Delivery only revenue reflects revenue from customers receiving generation from an AES, which includes a distribution charge and a CTC charge.

(c)	PECO’s delivery only sales to Public Authorities and Electric Railroads were less than $1 million per quarter.

(d)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

     The changes in electric retail revenues for the six months ended June 30, 2004, as compared to the same period in 2003, were as follows:

Variance

Volume	$66
Rate change	9
Weather	7
Customer choice	(42)
Rate mix	(7)

Retail revenue	$33

      Volume. Exclusive of the effect of weather conditions and customer choice, higher delivery volume related primarily to increased customer growth and increased usage by all customer classes.

      Rate change. Revenues increased $9 million due to a scheduled phase-out of merger-related rate reductions.

      Weather. The weather impact was favorable compared to the prior year. Cooling degree-days increased 66% and heating degree-days decreased 8%.

      Customer Choice. As noted, all PECO customers may choose to purchase energy from an AES. This choice does not affect kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO.

      For the six months ended June 30, 2004, the energy provided by AESs was 2,267 GWhs, or 12%, as compared to 1,377 GWhs, or 8%, for the six months ended June 30, 2003. As of June 30, 2004, the number of customers served by AESs was 292,100, or 19%, as compared to 125,000, or 8%, as of June 30, 2003. The increases in both the energy provided by AESs and the number of customers served by AESs were due to the assignment of small commercial and industrial customers and residential customers to AESs in May and December 2003, respectively, as required by the PUC and PECO’s final electric restructuring order.

      Rate Mix. The decrease in revenues from rate mix was due to changes in monthly usage patterns in all customer classes during the six months ended June 30, 2004 as compared to the same period in 2003.

      Electric wholesale and miscellaneous revenue includes PECO’s proportionate share of the transmission revenues generated by PJM’s control of the PJM network transmission assets, including PECO’s. Additionally, PECO pays PJM for its use of these transmission assets, and this expense is recorded in purchased power. Electric wholesale and miscellaneous revenue decreased $5 million primarily due to lower PJM transmission revenue.

      PECO’s gas sales statistics for the six months ended June 30, 2004 as compared to the same period in 2003 were as follows:

	Six Months
	Ended June 30,

Deliveries to customers (in mmcf)	2004	2003	Variance	% Change

Retail sales	37,965	40,685	(2,720)	(6.7)%
Transportation	13,542	13,942	(400)	(2.9)%

Total	51,507	54,627	(3,120)	(5.7)%

	Six Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Retail sales	$431	$372	$59	15.9%
Transportation	9	9	—	—
Resales and other	24	18	6	33.3%

Total	$464	$399	$65	16.3%

      The changes in gas retail revenue for the six months ended June 30, 2004 as compared to the same period in 2003, were as follows:

Variance

Rate changes	$82
Weather	(19)
Volume	(4)

Total gas retail revenues	$59

      Rate Changes. The favorable variance in rates was attributable to increases in rates through PUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2003, June 1, 2003, December 1, 2003, and March 1, 2004. The average rate per mmcf for the six months ended June 30, 2004 was 39% higher than the rate for the same period in 2003.

      Weather. The weather conditions were unfavorable compared to the prior year. Heating degree-days decreased 8% compared to the same period in 2003.

      Volume. Exclusive of the effect of weather conditions, revenues were lower in the six months ended June 30, 2004 compared to the same period in 2003 due primarily to decreased sales in the residential and small commercial and industrial classes.

      Resales and other revenue increased $6 million primarily due to increased off-system sales.

Purchased Power

      The decrease in purchased power expense was attributable to $42 million from customers in Pennsylvania assigned to or selecting an AES and a $9 million decrease in PJM transmission expense, partially offset by an increase of $31 million related to increased sales exclusive of weather conditions, $8 million of higher prices, and a $3 million increase associated with higher sales due to favorable weather conditions.

Fuel

      The increase in fuel expense was attributable to $82 million of higher gas costs and $13 million related to increased off-system sales, partially offset by a $16 million decrease associated with lower sales due to unfavorable weather conditions and a decrease of $4 million related to decreased sales exclusive of the effect of weather conditions.

Operating and Maintenance

      The changes in operating and maintenance expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Higher corporate allocations(a)	$19
Severance, pension and postretirement benefit costs associated with The Exelon Way	10
Decreased payroll expense due to fewer employees(b)	(11)
Employee fringe benefits(c)	(4)
Allowance for uncollectible accounts expense	(2)
Other	(7)

Increase in operating and maintenance expense	$5

(a)	Higher corporate allocations primarily result from a higher percentage allocation to Energy Delivery due to the sales of certain Enterprises businesses.

(b)	PECO has fewer employees as a result of The Exelon Way terminations.

(c)	During the second quarter of 2004, PECO adopted the provisions of FSP FAS 106-2. Employee fringe benefits include a $2 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Depreciation and Amortization

	Six Months
	Ended June 30,

	2004	2003	Variance	% Change

Competitive transition charge amortization	$174	$161	$13	8.1%
Depreciation expense	66	66	—	—
Other amortization expense	10	9	1	11.1%

Total depreciation and amortization	$250	$236	$14	5.9%

      The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income

      The increase in taxes other than income was primarily attributable to $12 million related to the reversal of a use tax accrual in 2003 resulting from an audit settlement, partially offset by $6 million of lower capital stock tax.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

      The aggregate of interest expense and distributions on mandatorily redeemable preferred securities decreased primarily due to lower outstanding debt and refinancings at lower rates. Effective December 31, 2003, with the adoption of FIN No. 46-R, PECO deconsolidated its financing trusts (see Note 2 of the Combined Notes to Consolidated Financial Statements). PECO no longer records distributions on mandatorily redeemable preferred securities of subsidiaries but records interest expense to affiliates related to PECO’s obligations to the financing trusts.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      In 2004, PECO recorded $13 million of equity in net losses of subsidiaries as a result of deconsolidating its subsidiary financing trusts.

Other, Net

      The decrease was attributable to a $2 million decrease in interest income and a $4 million favorable settlement of a customer contract in 2003.

Income Taxes

      The effective tax rate was 33% for the six months ended June 30, 2004 as compared to 35% for the same period in 2003. The decrease in the effective tax rate was primarily attributable to plant-related differences. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Liquidity and Capital Resources

      PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion. Capital resources are used primarily to fund PECO’s capital requirements, including construction, repayments of maturing debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities

      PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices. PECO’s future cash flows will be affected by its ability to achieve operating cost reductions and the impact of the economy and weather on its revenues. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow sufficient to meet operating and capital expenditures requirements for the foreseeable future.

      Cash flows from operations for the six months ended June 30, 2004 and 2003 were $509 million and $425 million, respectively. Changes in PECO’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business.

      In addition to the items mentioned in “Results of Operations,” PECO’s operating cash flows for the six months ended June 30, 2004 and 2003 were affected by the following items:

•	Deferred natural gas costs decreased $56 million during the six months ended June 30, 2004 resulting in an increase to operating cash flows. During 2003, an increase in deferred natural gas costs of $24 million resulted in a decrease to operating cash flows. PECO’s gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates. During 2004, PECO was recovering fuel revenues from customers in excess of gas costs being incurred. During 2003, PECO was incurring gas costs in excess of fuel revenues being recovered from customers.

•	Discretionary contributions by PECO to Exelon’s defined benefit pension plans were $5 million during the six months ended June 30, 2004 compared to $12 million for the same period in 2003.

      PECO participates in Exelon’s defined benefit pension plans. Exelon expects to contribute up to approximately $419 million to its pension plans in 2004, including $11 million to satisfy IRS minimum funding requirements. Of the $419 million, $8 million is expected to be funded by PECO.

Cash Flows from Investing Activities

      Cash flows used in investing activities for the six months ended June 30, 2004 and 2003 were $137 million and $98 million, respectively. The $39 million increase in cash used in investing activities was primarily attributable to a $35 million investment in the Exelon intercompany money pool in 2004 and a change in restricted cash which provided cash flows of $28 million in 2003, partially offset by lower construction expenditures of $27 million in 2004. PECO’s investing activities during the six months ended June 30, 2004 were funded by operating activities.

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

Cash Flows from Financing Activities

      Cash flows used in financing activities for the six months ended June 30, 2004 were $317 million compared to $329 million for the same period in 2003. The decrease in cash flows used in financing activities is primarily due to a decrease in the retirement of preferred securities of $100 million and an increase in contributions received from Exelon of $54 million, partially offset by an increase in net retirements of long-term debt of $124 million. Additionally, PECO paid dividends of $182 million and $168 during the six months ended June 30, 2004 and 2003, respectively, of which $180 million and $165 million, respectively, were common dividends paid to Exelon.

      From time to time and as market conditions warrant, PECO may engage in long-term debt repurchases via tender offers, open market acquisitions or other viable options to preserve the integrity of PECO’s balance sheet.

Credit Issues

      Exelon Credit Facility. PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from Exelon’s intercompany money pool. PECO participates, along with Exelon Corporate, ComEd and Generation, in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion five-year facility and the $750 million three-year facility was reduced to $500 million. These credit agreements, and PECO’s participation therein, are described above under “Credit Issues — Exelon Credit Facility” in “Exelon Corporation — Liquidity and Capital Resources.”

      Capital Structure. PECO’s capital structure at June 30, 2004 is described above under “Credit Issues — Capital Structure” in “Exelon Corporation — Liquidity and Capital Resources.”

      Intercompany Money Pool. A description of the intercompany money pool, and PECO’s participation therein, is set forth above under “Credit Issues — Intercompany Money Pool” in “Exelon Corporation — Liquidity and Capital Resources.” During the six months ended June 30, 2004, PECO earned less than $1 million in interest from its investments in the intercompany money pool.

      Security Ratings. PECO’s access to the capital markets, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. On July 22, 2004, Standard & Poor’s Ratings Services lowered the ratings on PECO’s First Mortgage Bonds from A to A-. None of PECO’s other securities ratings has changed. None of PECO’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit facilities.

      Shelf Registration. As of June 30, 2004, PECO has a current shelf registration statement for the sale of $550 million of securities that is effective with the SEC. PECO’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, PECO’s current financial condition, its securities ratings and market conditions.

      Fund Transfer Restrictions. At June 30, 2004, PECO had retained earnings of $597 million. See “Liquidity and Capital Resources — Credit Issues — Fund Transfer Restrictions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — PECO” in the 2003 Form 10-K for information regarding fund transfer restrictions.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. PECO’s contractual obligations and commercial commitments as of June 30, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	See Note 9 and 19 to the Combined Notes to Consolidated Financial Statements for discussion of material changes in PECO’s debt from the amounts set forth in the 2003 Form 10-K.

EXELON GENERATION COMPANY, LLC

General

      Generation operates as a single segment and consists of electric generating facilities, energy marketing operations, a 50% interest in Sithe and, effective January 1, 2004, the competitive retail sales business of Exelon Energy Company.

      Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. Generation’s results of operations have not been adjusted to reflect Exelon Energy Company as a part of Generation for 2003. Exelon Energy Company’s results for the three and six months ended June 30, 2003 were as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2003

Total revenues	$174	$504
Intersegment revenues	2	9
Income (loss) before income taxes	1	(16)
Income taxes (benefit)	1	(6)
Net income (loss)	—	(10)

Executive Overview

      Financial Results. Generation reported an overall increase in net income of $36 million for the quarter ended June 30, 2004 as compared to the prior year, due primarily to the gain of $52 million, net of income taxes, recorded on the sale of Boston Generating, partially offset by operating net losses of $10 million for Boston Generating, incurred during the second quarter of 2004. Generation reported an overall increase in net income of $83 million for the six months ended June 30, 2004 as compared to the same period in 2003. This increase was primarily attributable to a gain of $52 million, net of income taxes, recorded on the sale of Boston Generating, partially offset by operating net losses of $28 million for Boston Generating incurred during the first five months of 2004, $43 million attributable to the incremental results of AmerGen, Exelon Energy and Sithe and $32 million of net income for the cumulative effect of a change in accounting principle. Generation also experienced improved results due to increased realized margins as a result of its successful forward hedging strategy and increased market prices. Generation’s results of operations for the six months ended June 30, 2003 included the pre-tax impairment charge on Generation’s investment in Sithe of $200 million and a $108 million net gain resulting from the cumulative effect of a change in accounting principle for the adoption of SFAS 143.

      The Exelon Way. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generation — Executive Summary” in the 2003 Form 10-K for a discussion of Generation’s implementation of The Exelon Way.

      Divestiture Activities. During the second quarter, Generation completed the sale and transfer of the assets of Boston Generating to a special purpose entity formed by the lenders of the Boston Generating credit facility.

      In connection with the consolidation of Sithe, Generation recorded assets held for sale related to Sithe’s investments in certain hydroelectric facilities. At June 30, 2004, Generation’s consolidated balance sheets reflect $9 million of assets, and $3 million of liabilities held for sale related to these investments. Generation continues to explore various transactional strategies related to its investment in Sithe.

      Financing Activities. On June 30, 2004, Generation had $211 million of commercial paper outstanding and $198 million in outstanding money pool loans to fund operations. Also, Generation increased its distributions to Exelon by approximately $64 million during the first six months of 2004 compared to the same period in the prior year. Generation continues to meet its capital resource commitments with internally generated cash and expects to do so in the foreseeable future, absent new acquisitions.

      Operations. Generation’s nuclear fleet achieved a 93.3% capacity factor during the six months ended June 30, 2004 compared to 94.2% during the same period in 2003, primarily as a result of an increased number of planned outages in 2004 as compared to 2003. Generation anticipates transferring plant operations and power marketing activities of Boston Generating to a special purpose entity designated by the lenders of the Boston Generating credit facility during the third quarter of 2004.

      Outlook for the Remainder of 2004 and Beyond. Generation’s outlook for the remainder of 2004 is consistent with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generation — Executive Summary” in the 2003 Form 10-K.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three Months
	Ended June 30,

	2004	2003	Variance	% Change

Operating revenues	$1,948	$1,886	$62	3.3%
Operating expenses
Purchased power	563	800	(237)	(29.6)%
Fuel	462	348	114	32.8%
Operating and maintenance	623	451	172	38.1%
Depreciation and amortization	69	46	23	50.0%
Taxes other than income	48	40	8	20.0%

Total operating expenses	1,765	1,685	80	4.7%

Operating income	183	201	(18)	(9.0)%

Other income and deductions
Interest expense	(51)	(20)	(31)	155.0%
Equity in earnings of unconsolidated affiliates	—	18	(18)	(100.0)%
Other, net	134	34	100	n.m.

Total other income and deductions	83	32	51	159.4%

Income before income taxes and minority interest	266	233	33	14.2%
Income taxes	100	91	9	9.9%

Income before minority interest	166	142	24	16.9%
Minority interest	12	—	12	n.m.

Net income	$178	$142	$36	25.4%

n.m. — not meaningful

Operating Revenues

      For the three months ended June 30, 2004 and 2003, Generation’s sales were as follows:

	Three Months
	Ended June 30,

Revenue	2004	2003	Variance	% Change

Electric sales to affiliates(a)	$846	$877	$(31)	(3.5)%
Wholesale and retail electric sales(b)	858	897	(39)	(4.3)%

Total electric energy sales revenue	1,704	1,774	(70)	(3.9)%

Retail gas sales	84	—	84	n.m.
Trading portfolio	(2)	(1)	(1)	100.0%
Other revenue(c)	162	113	49	43.4%

Total revenue	$1,948	$1,886	$62	3.3%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Includes sales related to tolling agreements, including Sithe in 2004, and fossil fuel sales.

n.m. — not meaningful

	Three Months
	Ended June 30,

Sales (in GWhs)	2004(c)	2003	Variance	% Change

Sales to affiliates(a)	26,133	26,869	(736)	(2.7)%
Wholesale and retail electric sales(b)	24,976	27,449	(2,473)	(9.0)%

Total sales	51,109	54,318	(3,209)	(5.9)%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Sales in 2004 do not include 6,185 GWhs, which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11.

     Trading volumes of 5,324 GWhs and 7,919 GWhs for the three months ended June 30, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced proprietary trading activity.

      Generation’s average margin and other operating data for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months
	Ended June 30,

($/MWh)	2004	2003	% Change

Average revenue
Electric sales to affiliates(a)	$32.37	$32.64	(0.8)%
Wholesale and retail electric sales(b)	34.35	32.68	5.1%
Total — excluding the trading portfolio	33.34	32.66	2.1%
Average supply cost(c) — excluding the trading portfolio	$20.06	$21.13	(5.1)%
Average margin — excluding the trading portfolio	$13.28	$11.53	15.2%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Average supply cost includes purchased power, fuel costs, and PPAs with AmerGen in 2003.

     The changes in Generation’s operating revenues for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Retail gas revenue	$84
Wholesale and retail electric sales	(39)
Electric revenue from affiliates	(31)
Other	48

Increase in operating revenues	$62

      Retail Gas Revenue. Retail gas revenue increased $84 million as a result of the transfer of Exelon Energy Company to Generation as of January 1, 2004.

      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the three months ended June 30, 2004 compared to the same period in 2003, consisted of the following:

Variance

Effects of EITF 03-11 adoption(a)	$(238)
Boston Generating	(43)
Exelon Energy Company and AmerGen operations	104
Other operations	138

Decrease in wholesale and retail electric sales	$(39)

(a)	Does not include $1 million of EITF 03-11 adjustments related to fuel sales that are included in other revenues.

     As previously described, the adoption of EITF 03-11 on January 1, 2004 resulted in the netting of certain revenues and the associated purchase power and fuel expense in 2004. The sale of Boston Generating in May 2004 resulted in less revenues from this entity compared to the same period in the prior year. The acquisition of Exelon Energy and AmerGen resulted in increased market and retail electric sales of approximately $104 million compared to the same period in the prior year.

      The other increase in wholesale and retail electric sales was primarily due to higher demand in the forward wholesale market and higher prices in the spot wholesale market. Market prices in the Midwest region were primarily driven by higher coal prices, and in the Mid-Atlantic region market prices were driven by higher oil and gas prices.

      Electric Sales to Affiliates. Revenue from sales to affiliates decreased primarily as a result of the transfer of Exelon Energy Company to Generation effective January 1, 2004. Sales to Exelon Energy Company are no longer reported as affiliate revenue by Generation. Revenue from sales to Exelon Energy Company for the three months ended June 30, 2003 was $44 million.

      The decrease in revenue from sales to affiliates was partially offset by $15 million in higher sales to Energy Delivery. The higher sales to Energy Delivery were primarily due to an overall increased usage per customer and favorable weather conditions.

      Other. Certain other revenues increased for the three months ended June 30, 2004 as compared to the same period in 2003, primarily due to the consolidation of Sithe’s results of operations beginning April 1, 2004.

Purchased Power and Fuel

      Generation’s supply source is summarized below:

	Three Months
	Ended June 30,

Supply Source (in GWhs)	2004	2003	Variance	% Change

Nuclear generation(a)	34,254	29,619	4,635	15.6%
Purchases — non-trading portfolio(b)	11,904	19,344	(7,440)	(38.5)%
Fossil and hydro generation	4,951	5,355	(404)	(7.5)%

Total supply	51,109	54,318	(3,209)	(5.9)%

(a)	Excludes AmerGen for 2003. AmerGen generated 5,122 GWhs during the three months ended June 30, 2004.

(b)	Sales in 2004 do not include 6,185 GWhs that were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes PPAs with AmerGen, which represented 3,731 GWhs in 2003.

     Generation’s supply mix changed as a result of the sale of Boston Generating in May 2004.

      Purchased Power and Fuel Expense. The changes in Generation’s purchased power and fuel expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Effects of the adoption of EITF 03-11	$(239)
Volume	92
Price	49
Boston Generating	(33)
Midwest Generation	(25)
AmerGen and Exelon Energy Company	(11)
Sithe Energies, Inc.	62
Mark-to-market adjustments on hedging activity	11
Other	(29)

Decrease in purchased power and fuel expense	$(123)

      Adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in purchased power of $238 million and fuel expense of $1 million.

      Volume. Generation experienced increases in purchased power and fuel expense due to increased market and retail electric sales throughout its various sales regions. The increase in purchased power is partially offset by decreased purchased power from Midwest Generation (see Midwest Generation below for further information).

      Price. The increase reflects higher market energy prices due to increased natural gas, oil and coal prices.

      Boston Generating. The decrease in fuel and purchased power expense for Boston Generating is due primarily to the sale of the business in May 2004.

      Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation.

      AmerGen and Exelon Energy Company. As result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003, purchased power decreased $97 million. In prior periods, Generation reported energy purchased from AmerGen as purchased power expense. Due to the transfer of Exelon Energy Company to Generation effective January 1, 2004, fuel expense increased $86 million as fuel purchases made by Exelon Energy Company did not previously affect Generation’s results.

      Sithe Energies, Inc. Under the provisions of FIN No. 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of Sithe.

      Hedging Activity. Mark-to-market gains on hedging activities were $21 million for the three months ended June 30, 2004 compared to gains of $32 million for the same period of 2003. Hedging activities in 2004 relating to Boston Generating operations accounted for a gain of $6 million and hedging activities relating to other Generation operations in 2004 accounted for a gain of $15 million.

      Other. Other decreases in purchased power and fuel expense were primarily due to $21 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM during the second quarter of 2004 and $10 million of nuclear fuel amortization recorded in 2003 as a result of the replacement of underperforming fuel at the Quad Cities Station.

Operating and Maintenance

      The changes in operating and maintenance expense for the three months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

AmerGen and Exelon Energy Company	$87
Sithe Energies, Inc.	22
Decommissioning accretion costs(a)	18
Boston Generating	13
Pension, payroll and benefit costs, primarily associated with The Exelon Way	(14)
Other	46

Increase in operating and maintenance expense	$172

(a)	Includes $10 million due to AmerGen asset retirement obligation accretion.

     The increase in operating and maintenance expense is primarily due to the inclusion of AmerGen, Exelon Energy Company and Sithe in Generation’s consolidated results for 2004. The increase in operating and maintenance expenses attributable to Boston Generating was due to Mystic 8 and 9 and Fore River commencing commercial operation at the end of the second quarter of 2003 and in the third quarter of 2003, respectively, which more than offset the reduction in operating and maintenance expenses resulting from their sale in May 2004. Decommissioning accretion costs increased primarily due to the inclusion of AmerGen in this period compared to the prior year. The reduction in payroll-related costs associated with the implementation of the programs associated with The Exelon Way partially offset the other increases to operating and maintenance expense.

      Nuclear fleet operating data and purchased power costs data for the three months ended June 30, 2004 and 2003 were as follows:

	Three Months
	Ended June 30,

	2004	2003

Nuclear fleet capacity factor(a)	96.1%	94.0%
Nuclear fleet production cost per MWh(a)	$10.88	$12.08
Average purchased power cost for wholesale operations per MWh(b)	$47.13	$41.36

(a)	Includes AmerGen and excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSE&G).

(b)	Includes PPAs with AmerGen in 2003.

     Higher nuclear capacity factors and lower nuclear production costs were primarily due to nine fewer planned refueling outage days, resulting in a $14 million decrease in planned outage costs for the three months ended June 30, 2004 as compared to the same period in 2003. There was one planned refueling outage that began in late March 2004 and was completed during the three months ended June 30, 2004, while there was one refueling outage that began and was completed during the three months ended June 30, 2003. The three months ended June 30, 2004 included seven unplanned outages compared to nine unplanned outages during the same period in 2003.

      In the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, the Quad Cities units operated at pre-EPU generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels by mid-2005.

Depreciation and Amortization

      The increase in depreciation and amortization expense for the three months ended June 30, 2004 as compared to the same period in 2003 includes the impact of capital additions and the consolidation of Sithe, AmerGen and Exelon Energy. These increases were partially offset by a decrease in depreciation expense related to the Boston Generating facilities as the assets were classified as held for sale during the period.

Interest Expense

      The increase in interest expense was primarily due to the issuance of $500 million of Senior Notes in December 2003 and interest expense related to Sithe long-term debt.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      The decrease in equity in earnings of unconsolidated affiliates was primarily due to a $20 million decrease resulting from Generation’s consolidation of AmerGen in 2004 following the purchase of British Energy’s 50% interest in AmerGen in December 2003. See Note 3 of the Combined Notes to Consolidated Financial Statements for further discussion of Generation’s purchase of British Energy’s 50% interest in AmerGen.

Other, Net

      The components of other, net for the three months ended June 30, 2004 as compared to the same period in the prior year, are as follows:

	Three Months
	Ended June 30,

Other, Net	2004	2003	Variance	% Change

Gain on sale of Boston Generating(a)	85	—	85	n.m.
Decommissioning trust funds(b)	29	32	(3)	(9.4)%
Decommissioning trust funds — AmerGen(b)	9	—	9	n.m.
Other income from Sithe	9	—	9	n.m.
Other	2	2	—	—

Total	134	34	100	n.m.

(a)	See Note 3 of the Combined Notes to the Consolidated Financial Statements for further discussion of Generation’s sale of Boston Generating.

(b)	Includes investment income and realized gains/(losses).

n.m. — not meaningful

Effective Income Tax Rate

      The effective income tax rate was 38% for the three months ended June 30, 2004 compared to 39% for the same period in 2003. This decrease was primarily attributable to the impairment charges recorded in 2003 related to Generation’s investment in Sithe that resulted in a pre-tax loss. In addition, the rate increased due to the additional nuclear decommissioning investment income associated with AmerGen and its related taxes. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months Ended
	June 30,

	2004	2003	Variance	% Change

Operating revenues	$3,900	$3,765	$135	3.6%
Operating expenses
Purchased power	1,081	1,642	(561)	(34.2)%
Fuel	1,048	706	342	48.4%
Operating and maintenance	1,273	943	330	35.0%
Depreciation and amortization	124	91	33	36.3%
Taxes other than income	95	88	7	8.0%

Total operating expenses	3,621	3,470	151	4.4%

Operating income	279	295	(16)	(5.4)%

Other income and deductions
Interest expense	(77)	(38)	(39)	(102.6)%
Equity in earnings (losses) of unconsolidated affiliates	(2)	37	(39)	(105.4)%
Other, net	183	(132)	315	n.m.

Total other income and deductions	104	(133)	237	178.2%

Income before income taxes, minority interest and cumulative effect of changes in accounting principles	383	162	221	136.4%
Income taxes	146	71	75	105.6%

Income before minority interest and cumulative effect of changes in accounting principles	237	91	146	160.4%
Minority interest	11	(2)	13	n.m.

Income before cumulative effect of changes in accounting principles	248	89	159	178.7%
Cumulative effect of changes in accounting principles, net of income taxes	32	108	(76)	(70.4)%

Net income	$280	$197	$83	42.1%

n.m. — not meaningful

Operating Revenues

      For the six months ended June 30, 2004 and 2003, Generation’s sales were as follows:

	Six Months Ended
	June 30,

Revenue	2004	2003	Variance	% Change

Electric sales to affiliates(a)	$1,706	$1,842	$(136)	(7.4)%
Wholesale and retail electric sales(b)	1,742	1,754	(12)	(0.7)%

Total electric energy sales revenue	3,448	3,596	(148)	(4.1)%

Retail gas sales	260	—	260	n.m.
Trading portfolio	(2)	(2)	—	—
Other revenue(c)	194	171	23	13.5%

Total revenue	$3,900	$3,765	$135	3.6%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Includes sales related to tolling agreements, including Sithe in 2004, and fossil fuel sales.

n.m. — not meaningful

	Six Months Ended
	June 30,

Sales (in GWhs)	2004	2003	Variance	% Change

Electric sales to affiliates(a)	53,597	57,463	(3,866)	(6.7)%
Wholesale and retail electric sales(b)	48,959	51,264	(2,305)	(4.5)%

Total sales	102,556	108,727	(6,171)	(5.7)%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.

(b)	Sales in 2004 do not include 11,638 GWhs which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes retail electric sales of Exelon Energy Company in 2004.

     Trading volumes of 10,437 GWhs and 17,446 GWhs for the six months ended June 30, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced proprietary trading activity.

      Generation’s average margin and other operating data for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended
	June 30,

($/MWh)	2004	2003	% Change

Average revenue
Electric sales to affiliates(a)	$31.83	$32.06	(0.7)%
Wholesale and retail electric sales(b)	35.58	34.22	4.0%
Total — excluding the trading portfolio	33.62	33.07	1.7%
Average supply cost(c) — excluding the trading portfolio	$20.77	$21.60	(3.8)%
Average margin — excluding the trading portfolio	$12.85	$11.47	12.0%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.

(b)	Includes retail electric sales of Exelon Energy Company in 2004.

(c)	Average supply cost includes purchased power, fuel costs, and PPAs with AmerGen in 2003.

     The changes in Generation’s operating revenues for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Retail gas revenue	$260
Electric sales to affiliates	(136)
Wholesale and retail electric sales	(12)
Other	23

Increase in operating revenues	$135

      Retail Gas Revenue. Retail gas revenue increased as a result of the transfer of Exelon Energy Company to Generation as of January 1, 2004.

      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the six months ended June 30, 2004 compared to the same period in 2003, consisted of the following:

Variance

Effects of EITF 03-11 adoption(a)	$(444)
Boston Generating	74
Exelon Energy Company and AmerGen operations	182
Other operations	176

Decrease in wholesale and retail electric sales	$(12)

(a)	Does not include $8 million of EITF 03-11 adjustments related to fuel sales that are included in other revenues.

     As previously described, the adoption of EITF 03-11 on January 1, 2004 resulted in the netting of certain revenues and the associated purchase power and fuel expense in 2004. The acquisition of Exelon Energy and AmerGen resulted in increased market and retail electric sales of approximately $182 million compared to the same period in the prior year.

      The other increase in wholesale and retail electric sales was primarily due to higher demand in the forward wholesale market and higher prices in the spot wholesale market. Market prices in the Midwest region were primarily driven by higher coal prices, while the Mid-Atlantic region market prices were driven primarily by higher oil and gas prices.

      Electric Sales to Affiliates. Revenue from sales to affiliates decreased primarily as a result of Exelon Energy Company’s assets and operations being transferred to Generation effective January 1, 2004. Sales to Exelon Energy Company are no longer reported as affiliate revenue by Generation. Revenue from sales to Exelon Energy Company for the six months ended June 30, 2003 was $108 million.

      The decrease in revenue from sales to affiliates included $40 million in lower sales to Energy Delivery. The lower sales to Energy Delivery was primarily due to customers purchasing energy from alternative electric suppliers and unfavorable weather conditions in the ComEd and PECO service territories compared to the prior year.

      Other. Certain other revenues increased for the six months ended June 30, 2004 as compared to the same period in 2003, primarily due to the consolidation of Sithe’s results of operations beginning April 1, 2004.

Purchased Power and Fuel

      Generation’s supply source is summarized below:

	Six Months Ended
	June 30,

Supply Source (in GWhs)	2004(c)	2003	Variance	% Change

Nuclear generation(a)	67,665	58,949	8,716	14.8%
Purchases — non-trading portfolio(b)	23,595	39,373	(15,778)	(40.1)%
Fossil and hydroelectric generation	11,296	10,405	891	8.6%

Total supply	102,556	108,727	(6,171)	(5.7)%

(a)	Excludes AmerGen for 2003. AmerGen generated 9,761 GWhs during the six months ended June 30, 2004.

(b)	Sales in 2004 do not include 11,638 GWhs, which were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes PPAs with AmerGen, which represented 6,219 GWhs in 2003.

     Generation’s supply mix changed as a result of increased fossil generation due to Boston Generating’s Mystic units 8 and 9 and Fore River generating facilities becoming operational in the second and third quarter of 2003, which in total accounted for an increase of 2,688 GWhs offset by decreases in other fossil generating facilities.

      The changes in Generation’s purchased power and fuel expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

Effects of the adoption of EITF 03-11	$(452)
Volume	129
Price	(47)
Midwest Generation	(48)
AmerGen and Exelon Energy Company	101
Sithe Energies, Inc.	62
Boston Generating	75
Mark-to-market adjustments on hedging activity	19
Other	(58)

Decrease in purchased power and fuel expense	$(219)

      Adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in purchased power of $444 million and fuel expense of $8 million.

      Volume. Generation experienced increases in purchased power and fuel expense due to increased market and retail electric sales throughout its various sales regions. The increase in purchased power is partially offset by decreased purchased power from Midwest Generation (see Midwest Generation below for further information).

      Price. The decrease primarily reflects lower average fossil fuel costs of $47 million during the six months ended June 30, 2004 as compared to the same period in 2003. Natural gas, oil and coal prices all decreased during this period.

      Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation, as announced in 2003.

      AmerGen and Exelon Energy Company. As result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003, purchased power decreased $160 million. In prior periods, Generation reported energy purchased from AmerGen as purchased power expense. Due to the transfer of Exelon Energy Company to Generation effective January 1, 2004, fuel expense increased $261 million as fuel purchases made by Exelon Energy Company did not previously impact Generation’s results.

      Sithe Energies, Inc. Under the provisions of FIN No. 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of Sithe.

      Boston Generating. The increase in fuel and purchased power expense for Boston Generating is due primarily to the Mystic 8 and 9 generating facilities which began commercial operations at the end of the second quarter of 2003, and the Fore River generating facilities which began commercial operations during the third quarter of 2003. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information regarding Boston Generating. The increase was offset by a decrease of $13 million related to the effects of adopting EITF 03-11.

      Hedging Activity. Mark-to-market losses on hedging activities were $18 million for the six months ended June 30, 2004 compared to gains of $1 million for the same period of 2003. Hedging activities in 2004 relating to Boston Generating operations accounted for a gain of $4 million and hedging activities for other Generation operations in 2004 accounted for a loss of $22 million.

      Other. Other decreases in purchased power and fuel were primarily due to $46 million in lower transmission expense resulting from reduced inter-region transmission as a result of ComEd’s integration into PJM in the second quarter of 2004, offset by $16 million of additional nuclear fuel amortization recorded in 2003 as a result of the replacement of underperforming fuel at the Quad Cities Station.

Operating and Maintenance

      The changes in operating and maintenance expense for the six months ended June 30, 2004 compared to the same period in 2003 consisted of the following:

Variance

AmerGen and Exelon Energy Company(a)	$197
Refueling outage costs	38
Boston Generating	33
Decommissioning accretion costs(b)	25
Sithe Energies, Inc.	22
Pension, payroll and benefit costs associated with The Exelon Way	(23)
Other	38

Increase in operating and maintenance expense	$330

(a)	Includes refueling outage expense of $24 million at AmerGen.

(b)	Includes $20 million due to AmerGen asset retirement obligation accretion.

     The increase in operating and maintenance expense is due primarily to the inclusion of AmerGen, Exelon Energy Company and Sithe in 2004. Also, operating and maintenance expenses increased at Boston Generating due to Mystic 8 and 9 and Fore River commencing commercial operations in the second and third quarters of 2003. Decommissioning accretion costs also increased primarily due to the inclusion of AmerGen in this period as compared to the prior year. A reduction in payroll-related costs associated with the implementation of the programs associated with The Exelon Way partially offset the other increases to operating and maintenance expense.

      Nuclear fleet operating data and purchased power costs data for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended
	June 30,

	2004	2003

Nuclear fleet capacity factor(a)	93.3%	94.2%
Nuclear fleet production cost per MWh(a)	$12.54	$12.40
Average purchased power cost for wholesale operations per MWh(b)	$45.81	$41.68

(a)	Includes AmerGen and excludes Salem, which is operated by PSE&G.

(b)	Includes PPAs with AmerGen in 2003.

     Lower nuclear capacity factors and increased nuclear production costs were primarily due to 55 additional planned refueling outage days, resulting in a $46 million increase in planned outage costs in the six months ended June 30, 2004 as compared to the same period in 2003. There were five planned outages during the six months ended June 30, 2004, compared to three planned outages during the same period in 2003. The six months ended June 30, 2004 included twelve unplanned outages compared to eleven unplanned outages during the same period in 2003. Nuclear capacity factors were also affected by Quad Cities operating at lower than anticipated capacity levels.

      The Quad Cities units have intermittently been operating at pre-EPU generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels by mid-2005.

Depreciation and Amortization

      The increase in depreciation and amortization expense for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to the impact of capital additions and the consolidation of Sithe, AmerGen and Exelon Energy. These increases were partially offset by a decrease in depreciation expense related to the Boston Generating facilities as the assets were classified as held for sale during the period.

Interest Expense

      The increase in interest expense was primarily due to the issuance of $500 million of Senior Notes in December 2003 and interest expense related to Sithe long-term debt.

Equity in Earnings (Losses) of Unconsolidated Affiliates

      The decrease in equity in earnings of unconsolidated affiliates was primarily due to a $37 million decrease resulting from Generation’s consolidation of AmerGen in 2004 following the purchase of British Energy’s 50% interest in AmerGen in December 2003. See Note 3 of the Combined Notes to Consolidated Financial Statements for further discussion of Generation’s purchase of British Energy’s 50% interest in AmerGen.

Other, Net

      The components of other, net for the six months ended June 30, 2004 as compared to the same period in the prior year, are as follows:

	Six Months
	Ended June 30,

Other, Net	2004	2003	Variance	% Change

Gain on sale of Boston Generating(a)	85	—	85	n.m.
Decommissioning trust funds(b)	60	63	(3)	(4.8)%
Decommissioning trust funds — AmerGen(b)	20	—	20	n.m.
Other income from Sithe	9	—	9	n.m.
Impairment of Investment in Sithe	—	(200)	200	(100.0)%
Other	9	5	4	80.0%

Total	183	(132)	315	n.m.

(a)	See Note 3 of the Combined Notes to the Consolidated Financial Statements for further discussion of Generation’s sale of Boston Generating.

(b)	Includes investment income and realized gains/(losses)

n.m. — not meaningful

Effective Income Tax Rate

      The effective income tax rate was 38% for the six months ended June 30, 2004 compared to 44% for the same period in 2003. This decrease was primarily attributable to the impairment charges recorded in 2003 related to Generation’s investment in Sithe that resulted in a pre-tax loss. In addition, the rate decreased due to the additional nuclear decommissioning investment income associated with AmerGen and its related taxes. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Cumulative Effect of Changes in Accounting Principles

      Net income for the six months ended June 30, 2004 reflects income of $32 million, net of income taxes, related to the consolidation of Sithe pursuant to FIN No. 46-R which resulted from the reversal of certain guarantees on behalf of Sithe that had been recorded at Generation prior to December 31, 2003, while net income for the six months ended June 30, 2003 reflects income of $108 million, net of income taxes, for the adoption of SFAS No. 143. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the adoptions of FIN No. 46-R and SFAS No. 143.

Liquidity and Capital Resources

      Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to a revolving credit facility. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion. Capital resources are used primarily to fund Generation’s capital requirements, including construction, repayments of maturing debt, the payment of distributions to Exelon, contributions to Exelon’s pension plans and investments in new and existing ventures. Future acquisitions could require external financing or borrowings or capital contributions from Exelon.

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

      Cash flows from operations for the six months ended June 30, 2004 and 2003 were $616 million and $539 million, respectively. Changes in Generation’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business and non-cash charges.

      In addition to the items mentioned in “Results of Operations,” Generation’s operating cash flows for the six months ended June 30, 2004 and 2003 were affected by the following items:

•	Receivables from Exelon Delivery under the PPA increased $31 million for the six months ended June 30, 2004, compared to a decrease of $157 million during the same period in 2003.

•	Net cash received for collateral for the six months ended June 30, 2004 was $2 million, compared to $136 million paid during the same period in 2003.

•	Discretionary contributions to Exelon’s defined benefit pension plans were $121 million for the six months ended June 30, 2004 compared to $98 million for the same period in 2003.

      Generation participates in Exelon’s defined benefit pension plans. Exelon expects to contribute up to approximately $419 million to its pension plans in 2004, including $11 million to satisfy IRS minimum funding requirements. Of the $419 million, $170 million is expected to be funded by Generation during 2004.

Cash Flows from Investing Activities

      Cash flows used in investing activities were $438 million and $534 million for the six months ended June 30, 2004 and 2003, respectively. Generation’s capital expenditures for the six months ended June 30, 2004 and 2003 were $366 million and $424 million, respectively. Generation’s capital expenditures represent additions to nuclear fuel and additions and upgrades to existing facilities. Capital expenditures for the six months ended June 30, 2003 are stated net of proceeds from liquidated damages of $86 million. Generation estimates that it will spend approximately $972 million in total capital expenditures in 2004. Generation anticipates that nuclear refueling outages will increase from eight in 2003 to nine in 2004. Generation’s capital expenditures are expected to be funded by internally generated funds.

Cash Flows from Financing Activities

      Cash flows used in financing activities were $141 million for the six months ended June 30, 2004, compared to cash flows provided by financing activities of $11 million for the same period in 2003. The increase in cash flows used in financing activities was primarily a result of a net repayment of intercompany borrowings of $218 million during the six months ended June 30, 2004, compared to a $58 million net increase in intercompany borrowings during the same period in 2003 and a $64 million increase in distributions to Exelon during the six months ended June 30, 2004 as compared to the same period in 2003. This use of cash was partially offset by the issuance of $211 million of commercial paper during the six months ended June 30, 2004 and the partial repayment of the acquisition note payable to Sithe of $27 million during the six months ended June 30, 2004, compared a $210 million payment during the same period in 2003.

      From time to time and as market conditions warrant, Generation may engage in long-term debt repurchases via tender offers, open market acquisitions or other viable options to preserve the integrity of Generation’s balance sheet.

Credit Issues

      Exelon Credit Facility. Generation meets its short-term liquidity requirements primarily through the issuance of commercial paper and intercompany borrowings from Exelon’s intercompany money pool. Generation participates, along with Exelon Corporate, ComEd and PECO, in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement with a group of banks. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion five-year facility and the $750 million three-year facility was reduced to $500 million. These credit agreements, and Generation’s participation therein, are described above under “Credit Issues — Exelon Credit Facility” in “Exelon Corporation — Liquidity and Capital Resources.”

      Capital Structure. Generation’s capital structure at June 30, 2004 is described above under “Credit Issues — Capital Structure” in “Exelon Corporation — Liquidity and Capital Resources.”

      Intercompany Money Pool. A description of the intercompany money pool, and Generation’s participation therein, is set forth above under “Credit Issues — Intercompany Money Pool” in “Exelon Corporation — Liquidity and Capital Resources.” For the six months ended June 30, 2004, Generation paid $1.5 million in interest to the money pool.

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

      Fund Transfer Restrictions. At June 30, 2004, Generation had undistributed earnings of $773 million. See “Liquidity and Capital Resources — Credit Issues — Fund Transfer Restrictions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generation” in the 2003 Form 10-K for information regarding fund transfer restrictions.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Generation’s contractual obligations and commercial commitments as of June 30, 2004 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2003 Form 10-K except for the following:

•	In connection with the transfer of Exelon Energy Company to Generation effective January 1, 2004, Generation acquired $162 million in energy marketing contract guarantees.

•	Generation acquired a $50 million letter of credit to support the contractual obligations of Sithe and its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

Commodity Price Risk

Generation

      Commodity price risk is associated with market price movements resulting from excess or insufficient generation, changes in fuel costs, market liquidity and other factors. Trading activities and non-trading marketing activities include the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal, and emission allowances. The availability and prices of energy and energy-related commodities are subject to fluctuations due to factors such as weather, governmental environmental policies, changes in supply and demand, state and federal regulatory policies and other events.

Normal Operations and Hedging Activities

      Electricity available from Generation’s owned or contracted generation supply in excess of its obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge its anticipated exposures. Generation has an estimated 90% hedge ratio in 2004 for its energy marketing portfolio. This hedge ratio represents the percentage of Generation’s forecasted aggregate annual generation supply that is committed to firm sales, including sales to Energy Delivery’s retail load. Energy Delivery’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods the amount hedged declines to meet Generation’s commitment to Energy Delivery. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any opportunistic efforts to mitigate market price exposure, the estimated market price exposure for Generation’s non-trading portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity is approximately a $19 million decrease in net income. This sensitivity assumes a 90% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities

      Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of its overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The results of the trading portfolio for the six months ended June 30, 2004 was a loss $2 million (before taxes) which included a $1 million unrealized mark-to-market loss. The daily Value-at-Risk (VaR) on proprietary trading activity averaged $200,000 of exposure over the last 18 months. Because of the diminutive nature of the proprietary trading portfolio in comparison to Generation’s total gross margin of $1,771 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the power marketing activities.

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

      The following detailed presentation of the proprietary trading and non-trading marketing activities of Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers. Generation does not consider its proprietary trading to be a significant activity of its business; however, Generation believes it is important to include these risk management disclosures.

      The following tables describe the drivers of Generation’s energy trading and marketing business and gross margin included in the income statement for the three and six months ended June 30, 2004 and 2003. Normal operations and hedging activities represent the marketing of electricity available from Generation’s owned or contracted generation, including generation used to serve Energy Delivery’s retail load, sold into the wholesale market. As the information in these tables highlights, mark-to-market activities represent a small portion of the overall gross margin for Generation. Accrual activities, including normal purchases and sales, account for the majority of the gross margin. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices. Further delineation of gross margin by the type of accounting treatment typically afforded each type of activity is also presented (i.e., mark-to-market vs. accrual accounting treatment).

	Three Months
	Ended June 30,

	2004	2003

Mark-to-market activities:
Unrealized mark-to-market gain/(loss)
Origination unrealized gain/(loss) at inception	$—	$—
Changes in fair value prior to settlements	115	108
Changes in valuation techniques and assumptions	—	—
Reclassification to realized at settlement of contracts	(125)	(78)

Total change in unrealized fair value(a)	(10)	30
Realized net settlement of transactions subject to mark-to-market	125	78

Total mark-to-market activities gross margin	$115	$108

	Three Months
	Ended June 30,

	2004	2003

Accrual activities:
Accrual activities revenue	$1,132	$1,107
Hedge gains reclassified from OCI	684	616

Total revenue — accrual activities	1,816	1,723

Purchased power and fuel	200	388
Hedges of purchased power and fuel reclassified from OCI	808	705

Total purchased power and fuel	1,008	1,093

Total accrual activities gross margin	808	630

Total gross margin(b)	$923	$738

(a)	Includes $2 million of unrealized losses due to proprietary trading activity during the three months ended June 30, 2003.

(b)	Total gross margin represents revenue, net of purchased power and fuel expense.

	Six Months Ended
	June 30,

	2004	2003

Mark-to-market activities:
Unrealized mark-to-market gain/(loss)
Origination unrealized gain/(loss) at inception	$—	$—
Changes in fair value prior to settlements(a)	150	132
Changes in valuation techniques and assumptions	—	—
Reclassification to realized at settlement of contracts	(200)	(135)

Total change in unrealized fair value(b)	(50)	(3)
Realized net settlement of transactions subject to mark-to-market	200	135

Total mark-to-market activities gross margin	$150	$132

Accrual activities:
Accrual activities revenue	$2,527	$2,459
Hedge gains reclassified from OCI	1,185	1,014

Total revenue — accrual activities	3,712	3,473

Purchased power and fuel	657	980
Hedges of purchased power and fuel reclassified from OCI	1,434	1,208

Total purchased power and fuel	2,091	2,188

Total accrual activities gross margin	1,621	1,285

Total gross margin(c)	$1,771	$1,417

(a)	Includes hedge ineffectiveness of $1 million recorded in earnings.

(b)	Includes $1 million and $4 million of unrealized losses due to proprietary trading activity during the six months ended June 30, 2004 and 2003, respectively.

(c)	Total gross margin represents revenue, net of purchased power and fuel expense.

     The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2004 to June 30, 2004. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings, as shown in the previous table, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in Accumulated Other Comprehensive Income on the June 30, 2004 Consolidated Balance Sheet.

Total mark-to-market energy contract net assets at January 1, 2004	$(216)
Total change in fair value during 2004 of contracts recorded in earnings	148
Reclassification to realized at settlement of contracts recorded in earnings	(199)
Reclassification to realized at settlement from OCI	248
Effective portion of changes in fair value — recorded in OCI	(535)
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	147

Total mark-to-market energy contract net assets (liabilities) at June 30, 2004	$(407)

      The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003

Current assets	$433	$322
Noncurrent assets	390	100

Total mark-to-market energy contract assets	823	422

Current liabilities(a)	(805)	(505)
Noncurrent liabilities	(425)	(133)

Total mark-to-market energy contract liabilities	(1,230)	(638)

Total mark-to-market energy contract net assets (liabilities)	$(407)	$(216)

(a)	Mark-to-market energy contract liabilities at December 31, 2003 do not reflect a $76 million interest rate swap which was included in current mark-to-market derivative liabilities within Generation’s Consolidated Balance Sheet.

     The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask midpoint prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of June 30, 2004 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds or sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

      The following table, which presents maturity and source of fair value of mark-to-market energy contract net liabilities, provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Generation’s total mark-to-market asset or liability. Second, the table provides the maturity, by year, of Generation’s net assets/liabilities, giving an indication of when the mark-to-market amounts will settle and either generate or require cash.

	Maturities Within

					2008 and	Total Fair
	2004	2005	2006	2007	Beyond	Value

Normal operations, qualifying cash-flow hedge contracts(a):
Actively quoted prices	$2	$1	$—	$—	$—	$3
Prices provided by other external sources	(227)	(217)	(30)	(6)	—	(480)

Total	$(225)	$(216)	$(30)	$(6)	$—	$(477)

Normal operations, other derivative contracts(b):
Actively quoted prices	$32	$8	$(1)	$—	$—	$39
Prices provided by other external sources	(59)	11	5	—	—	(43)
Prices based on model or other valuation methods	9	(13)	13	9	56	74

Total	$(18)	$6	$17	$9	$56	$70

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.

(b)	Mark-to-market gains and losses on other non-trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

     The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of June 30, 2004. The table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated other comprehensive income related to cash-flow hedges for the six months ended June 30, 2004, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge Other Comprehensive
	Income Activity, Net of Income Tax

	Normal	Interest Rate	Total
	Operations and	and	Cash Flow
	Hedging Activities	Other Hedges(a)	Hedges

Accumulated OCI derivative loss at January 1, 2004	$(133)	$(13)	$(146)
Changes in fair value	(310)	—	(310)
Reclassifications from OCI to net income	151	12	163
Exelon Energy Company opening balance	2	—	2
Sithe	—	(11)	(11)

Accumulated OCI derivative loss at June 30, 2004	$(290)	$(12)	$(302)

(a)	Includes interest rate hedges at Generation.

Credit Risk

Generation

      Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment. Generation manages counterparty credit risk through established policies, including counterparty credit limits, and in some cases, requiring deposits or letters of credit to be posted by certain counterparties. Generation’s counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Generation has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

      The following tables provide information on Generation’s wholesale credit exposure, net of collateral, as of June 30, 2004. The tables further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of Generation’s credit risk by credit rating of its counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Independent System Operators, which are discussed below.

	Total			Number Of	Net Exposure Of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$138	$17	$121	3	$71
Split rating	—	—	—	—	—
Non-investment grade	77	10	67	1	55
No external ratings
Internally rated — investment grade	13	2	11	—	—
Internally rated — non-investment grade	1	—	1	—	—

Total	$229	$29	$200	4	$126

(a)	Table does not include credit risk associated with Generation’s retail operations.

	Maturity of Credit Risk Exposure

			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$128	$10	$—	$138
Split rating	—	—	—	—
Non-investment grade	75	2	—	77
No external ratings
Internally rated — investment grade	13	—	—	13
Internally rated — non-investment grade	1	—	—	1

Total	$217	$12	$—	$229

(a)	Table does not include credit risk associated with Generation’s retail operations.

      Dynegy. Generation is counterparty to Dynegy, Inc. (Dynegy) in various energy transactions. The credit ratings of Dynegy are below investment grade. As of June 30, 2004, Generation has credit risk associated with Dynegy through Generation’s investment in Sithe. Sithe is a 100% owner of the Independence generating station, a 1,028-MW gas-fired facility that has an energy-only long-term tolling agreement with Dynegy, with a related financial swap arrangement. As of March 31, 2004, Generation consolidated the assets and liabilities of Sithe in accordance with the provisions of FIN No. 46-R. As a result, Generation has recorded an asset of $114 million on its Consolidated Balance Sheets related to the fair market value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” If Dynegy were unable to fulfill the terms of the financial swap agreement, Generation would be required to impair the related asset. Exelon estimates, as a 50% owner of Sithe, that the impairment would result in an after-tax reduction of its net income of approximately $21 million.

      In addition to the asset impairment, if Dynegy were unable to fulfill its obligations under the financial swap agreement and the tolling agreement, Generation would likely incur an impairment of the intangible asset associated with the tolling agreement associated with the Independence plant. Depending upon the timing of Dynegy’s failure to fulfill its obligations and the outcome of any restructuring initiatives, Generation could realize an after-tax charge of up to $50 million. In the event of a sale of Generation’s investment in Sithe to a third party, proceeds from the sale could be negatively affected by up to $84 million, which would represent an after-tax loss of up to $50 million. Additionally, the future economic value of AmerGen’s purchased power arrangement with Illinois Power Company (Illinois Power), a subsidiary of Dynegy, could be affected by events related to Dynegy’s financial condition. In February 2004, Dynegy announced an agreement to sell Illinois Power to a third party, which, upon closing of the transaction, would reduce Generation’s credit risk associated with Dynegy.

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

Interest Rate Risk

ComEd

      ComEd uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest-rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions. ComEd also utilizes forward-starting interest-rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financing. These strategies are employed to achieve a lower cost of capital. At June 30, 2004, ComEd did not have any interest-rate swaps designated as cash-flow hedges.

      In 2004, ComEd entered into fixed-to-floating interest-rate swaps in order to maintain its targeted percentage of variable-rate debt associated with fixed-rate debt issuances in the aggregate amount of $240 million. At June 30, 2004, these interest-rate swaps, designated as fair-value hedges, had an aggregate fair market value of $1 million based on the present value difference between the contract and market rates at June 30, 2004. If these derivative instruments had been terminated at June 30, 2004, this estimated fair value represents the amount that would be paid by the counterparties to ComEd.

      The aggregate fair value of the interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at June 30, 2004 is estimated to be $8 million in ComEd’s favor. If the derivative instrument had been terminated at June 30, 2004, this estimated fair value represents the amount the counterparties would pay ComEd.

      The aggregate fair value of the interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at June 30, 2004 is estimated to be $7 million in the counterparties’ favor. If the derivative instrument had been terminated at June 30, 2004, this estimated fair value represents the amount ComEd would pay the counterparties.

      In April 2004, ComEd settled certain interest-rate swaps designated as fair-value hedges in the aggregate amount of $485 million for total proceeds of approximately $32 million, which included the $26 million settlement amount and $6 million of accrued interest. The $26 million settlement amount will be amortized as a reduction to interest expense over the remaining life of the related debt.

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

Generation

      Generation uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Generation also uses interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. These strategies are employed to achieve a lower cost of capital. As of June 30, 2004, a hypothetical 10% increase in the interest rates associated with variable- rate debt would not have a material impact on Generation’s pre-tax earnings.

Equity Price Risk

Generation

      Generation maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning its nuclear plants. As of June 30, 2004, decommissioning trust funds are reflected at fair value on Generation’s Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $308 million reduction in the fair value of the trust assets.

Item 4.	Controls and Procedures

      During the second quarter of 2004, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarization and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

      Accordingly, as of June 30, 2004, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

ComEd

      See “Retail Rate Law” within the litigation section of Note 15 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Generation

      See “Raytheon and Mitsubishi Litigation” and “Oyster Creek” within the litigation section of Note 15 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Item 2.	Changes in Securities and Use of Proceeds

(e) Exelon

      The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock. All share and per-share amounts included in the table below have been adjusted to reflect the stock split.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

January 1 — January 31, 2004	157,785	$32.57	—	—
February 1 — February 29, 2004	14,491	33.36	—	—
March 1 — March 31, 2004	18,657	33.92	—	—
April 1 — April 30, 2004	—	—	—	(a )
May 1 — May 31, 2004	1,809,817	31.87	1,809,000	(a )
June 1 — June 30, 2004	523,966	33.05	518,100	(a )

Total	2,524,716	32.18	2,327,100	(a )

(a)	Shares other than those purchased as a part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

Item 4.	Submission of Matters to a Vote of Security Holders

Exelon

      Exelon held its 2004 Annual Meeting of Shareholders on April 27, 2004.

      Proposal 1 was the election of four Class I directors to serve three-year terms expiring in 2007. The following directors were elected:

	Votes For	Votes Withheld

Nicholas DeBenedictis	259,939,186	10,816,919
G. Fred DiBona, Jr.	264,314,416	6,441,689
Sue L. Gin	262,458,220	8,297,885
Edgar D. Jannotta	265,237,110	5,518,995

      Proposal 2 was the ratification of PricewaterhouseCoopers LLP as independent accountants for Exelon and its subsidiaries for 2004. The shareholders approved the proposal with 262,663,675 votes cast for, 784,220 votes cast against and 2,308,210 votes abstaining.

      Proposal 3 was the approval of the Exelon Corporation Annual Incentive Plan (the Plan) for Senior Executives effective January 1, 2004, as described in the proxy statement. The shareholders approved the Plan with 246,985,526 votes cast for, 18,996,405 votes cast against and 4,804,174 votes abstaining.

PECO

      PECO held its 2004 Annual Meeting of Shareholders on May 27, 2004. At the PECO annual meeting, the only proposal was the election of two Class III directors to serve three-year terms expiring in 2007. Denis P. O’Brien and Robert S. Shapard were elected with 170,478,507 votes cast for each director, no votes cast against and no votes abstaining.

Item 5.	Other Information

      (a) ComEd, PECO and Generation

Regulatory Issues (ComEd)

      See Note 7 of the Combined Notes to Consolidated Financial Statements and ComEd’s “Management’s Discuss and Analysis of Financial Condition and Results of Operations — Executive Overview” for a discussion of regulatory developments.

Labor Relations (PECO)

      As previously reported in the 2003 Form 10-K, on August 15, 2002, the International Brotherhood of Electrical Workers (IBEW) filed a petition with the National Labor Relations Board (NLRB) to conduct a unionization vote of certain of PECO’s employees. On May 21, 2003, the PECO union election was held and a majority of PECO workers voted against union representation. The results of the election were not certified due to pending challenges and objections. On March 22, 2004, the IBEW withdrew its objections to the May 21, 2003 election, and asked the NLRB to allow for a new election at PECO. On April 22, 2004, the NLRB granted IBEW’s request. A new election was held on July 21, 2004, and a majority of PECO employees eligible to vote voted in favor of representation by the IBEW. The NLRB will certify the election on July 29, 2004.

Jointly Owned Electric Utility Plant (Generation)

      On January 28, 2004, the NRC issued a letter requesting PSE&G to conduct a review of its Salem facility, of which Generation owns 42.59%, to assess the workplace environment for raising and addressing safety issues. PSE&G responded to the letter on February 28, 2004, and had independent assessments of the work environment at the facility performed. Assessment results were provided to the NRC in May. The assessments concluded that Salem was safe for continued operation, but also identified issues that need to be addressed. At an NRC public meeting on June 16, 2004, PSE&G outlined its action plans to address these issues, which focus on safety conscious work environment, the corrective action program, and work management. A letter documenting these plans and commitments was sent to the NRC on June 25, 2004.

      In June 2001, the NJDEP issued a renewed NPDES permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water system. An application for renewal of that permit, including a demonstration of compliance with the requirements of the recently published FWPCA Section 316(b) regulations, must be submitted to NJDEP by February 2, 2006 unless the agency grants additional time to collect information to comply with the new regulations. NJDEP advised PSE&G in a letter dated July 12, 2004 that it strongly recommends reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSE&G has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations. If application of the Section 316(b) regulations require the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, the retrofit would result in material costs of compliance to the owners of the facility.

      (b) Exelon, ComEd, PECO and Generation

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3-1	—	Amendment to Articles of Incorporation for Exelon Corporation effective as of April 19, 2004.
10-1	—	Amended and Restated Power Purchase Agreement between Exelon Generation Company, LLC and Commonwealth Edison Company as of April 30, 2004.
10-2	—	$1,000,000,000 Five Year Credit Agreement dated as of July 16, 2004 among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC as Borrowers and Various Financial Institutions as Lenders.
10-3	—	First Amendment dated as of July 16, 2004 to Three Year Credit Agreement dated as of October 31, 2003 among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company, Exelon Generation Company, LLC, various financial institutions and Bank One, NA, as administrative agent.

      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed by the following officers for the following companies:

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

      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed by the following officers for the following companies:

32-1	—	Filed by John W. Rowe for Exelon Corporation
32-2	—	Filed by Robert S. Shapard for Exelon Corporation
32-3	—	Filed by John L. Skolds for Commonwealth Edison Company
32-4	—	Filed by J. Barry Mitchell for Commonwealth Edison Company
32-5	—	Filed by John L. Skolds for PECO Energy Company
32-6	—	Filed by J. Barry Mitchell for PECO Energy Company
32-7	—	Filed by Oliver D. Kingsley Jr. for Exelon Generation Company, LLC
32-8	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

      (b) Reports on Form 8-K:

      Exelon, ComEd, PECO and/or Generation filed Current Reports on Form 8-K during the three months ended June 30, 2004 regarding the following items:

Date of Earliest
Event Reported	Description of Item Reported

April 8, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon announcing the record and distribution dates for the previously announced 2-for-1 stock split.
April 16, 2004	“ITEM 5. OTHER EVENTS” and “ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS” filed for PECO regarding an Underwriting Agreement entered into due to the issuance of First and Refunding Mortgage Bonds.
April 27, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon announcing the declaration of a quarterly dividend and an equity plan share repurchase program.
May 10, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon and Generation regarding the FERC’s authorization of the transfer of ownership of BG to the lenders’ special purpose entity.
May 25, 2004	“ITEM 5. OTHER EVENTS” filed for Exelon and Generation regarding the completion of the transfer of ownership of Boston Generating to the lenders’ special purpose entity.
May 25, 2004	“ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS” AND “ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS” filed for Exelon and Generation including pro forma financial information related to the transfer of ownership of Boston Generating.

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

July 28, 2004

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/s/ JOHN L. SKOLDS John L. Skolds	President, Exelon Energy Delivery (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Vice President and Corporate Controller, Exelon (Principal Accounting Officer)

/s/ FRANK M. CLARK Frank M. Clark	President, ComEd

July 28, 2004

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/s/ JOHN L. SKOLDS John L. Skolds	President, Exelon Energy Delivery (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Vice President and Corporate Controller, Exelon (Principal Accounting Officer)

/s/ DENIS P. O’BRIEN Denis P. O’Brien	President, PECO

July 28, 2004

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

July 28, 2004