Form 10-K
period 2004-12-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2005-02-23
CIK 1168165, 78100, 22606, 1109357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Name of Registrant; State of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number
1-16169	EXELON CORPORATION (a Pennsylvania corporation) 10 South Dearborn Street—37th Floor P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398	23-2990190
1-1839	COMMONWEALTH EDISON COMPANY (an Illinois corporation) 10 South Dearborn Street—37th Floor P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-4321	36-0938600
1-1401	PECO ENERGY COMPANY (a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000	23-0970240
333-85496	EXELON GENERATION COMPANY, LLC (a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348 (610) 765-6900	23-3064219

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
EXELON CORPORATION:
Common Stock, without par value	New York, Chicago and Philadelphia
PECO ENERGY COMPANY:
Cumulative Preferred Stock, without par value: $4.68 Series, $4.40 Series, $4.30 Series and $3.80 Series	New York

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

The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2004, was as follows:

Exelon Corporation Common Stock, without par value	$22,048,288,415
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None
Exelon Generation Company, LLC	Not applicable

The number of shares outstanding of each registrant’s common stock as of January 31, 2005 was as follows:

Exelon Corporation Common Stock, without par value	664,807,122
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,502
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	Not applicable

i

ii

FILING FORMAT

This combined Form 10-K is being filed separately by Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) (collectively, the Registrants). Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, including those discussed in (a) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Business Outlook and the Challenges in Managing the Business for each of Exelon, ComEd, PECO and Generation, (b) ITEM 8. Financial Statements and Supplementary Data: Exelon—Note 21, ComEd—16, PECO—Note 15 and Generation—Note 17 and (c) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

WHERE TO FIND MORE INFORMATION

The public may read and copy any reports or other information that a registrant files with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at www.sec.gov and Exelon’s website at www.exeloncorp.com. Information contained on Exelon’s website shall not be deemed incorporated into, or to be a part of, this Report.

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

PART I

ITEM 1. BUSINESS

General

Exelon, a registered public utility holding company, through its subsidiaries, operates in three business segments—Energy Delivery, Generation and Enterprises—as described below. See Note 22 of Exelon’s Notes to Consolidated Financial Statements for further segment information. In addition to Exelon’s three business segments, Exelon Business Services Company (BSC), a subsidiary of Exelon, provides Exelon and its subsidiaries with financial, human resource, legal, information technology, supply management and corporate governance services.

Exelon was incorporated in Pennsylvania in February 1999. Exelon’s principal executive offices are located at 10 South Dearborn Street, Chicago, Illinois 60603, and its telephone number is 312-394-7398.

Proposed Merger with Public Service Enterprise Group Incorporated

On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), the holding company for an electric and gas utility company primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger). Under the Merger Agreement, each share of PSEG common stock will be converted into 1.225 shares of Exelon common stock. As of December 31, 2004, PSEG’s market capitalization was over $12 billion. Additionally, PSEG, on a consolidated basis, has approximately $14 billion of outstanding debt which is currently anticipated to become part of Exelon’s consolidated debt.

The Merger Agreement contains certain termination rights for both Exelon and PSEG, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) Exelon may be required to pay PSEG a termination fee of $400 million plus PSEG’s transaction expenses up to $40 million and (ii) PSEG may be required to pay Exelon a termination fee of $400 million plus Exelon’s transaction expenses up to $40 million. The Merger Agreement has been unanimously approved by both companies’ boards of directors but is contingent upon, among other things, the approval by shareholders of both companies, antitrust clearance and a number of regulatory approvals or reviews by federal and state energy authorities. The parties have made certain of the regulatory filings to obtain necessary regulatory approvals. It is anticipated that this approval process will be completed and the Merger will close within 12 months to 15 months after the announcement of the Merger Agreement in December 2004. Further information concerning the proposed Merger is included in the preliminary joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by Exelon in connection with the Merger. For additional information related to the Merger, see ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Exelon—Executive Overview—Proposed Merger with PSEG and Note 2 of Exelon’s Notes to Consolidated Financial Statements.

Energy Delivery

Exelon’s energy delivery business consists of the purchase and regulated sale of electricity and distribution and transmission services by ComEd in northern Illinois, including the City of Chicago, and by PECO in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia (collectively, Energy Delivery).

ComEd was organized in the State of Illinois in 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company, which was incorporated in 1907. ComEd’s principal executive offices are located at 10 South Dearborn Street, Chicago, Illinois 60603, and its telephone number is 312-394-4321. PECO was incorporated in Pennsylvania in 1929. PECO’s principal executive offices are located at 2301 Market Street, Philadelphia, Pennsylvania 19103 and its telephone number is 215-841-4000.

Generation

At December 31, 2004, Exelon’s generation business consists of the owned and contracted-for electric generating facilities and energy marketing operations of Generation, a 50% interest in Sithe Energies, Inc. (Sithe), 49.5% interests in two power stations in Mexico and the competitive retail sales business of Exelon Energy Company (Exelon Energy). On January 31, 2005, Exelon purchased the remaining 50% of Sithe and immediately sold its entire interest in Sithe.

Exelon Generation Company, LLC was formed in 2000 as a Pennsylvania limited liability company. Generation began operations as a result of a corporate restructuring effective January 1, 2001 in which Exelon separated its generation and other competitive businesses from its regulated energy delivery business at ComEd and PECO. Generation’s principal executive offices are located at 300 Exelon Way, Kennett Square, Pennsylvania 19348, and its telephone number is 610-765-6900.

Enterprises

Exelon’s enterprises business is comprised of infrastructure and electrical contracting services of Exelon Enterprises Company, LLC (Enterprises) and other investments weighted towards the communications and energy services industries. During 2004 and 2003, Enterprises exited a significant number of businesses and investments. Exelon plans to divest or wind down the remaining assets of Enterprises during 2005.

Federal and State Regulation

Exelon, a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), is subject to Federal and state regulation. ComEd is a public utility under the Illinois Public Utilities Act subject to regulation by the Illinois Commerce Commission (ICC). PECO is a public utility under the Pennsylvania Public Utility Code subject to regulation by the Pennsylvania Public Utility Commission (PUC). ComEd, PECO and Generation are electric utilities under the Federal Power Act subject to regulation by the Federal Energy Regulatory Commission (FERC). Specific operations of Exelon are also subject to the jurisdiction of various other Federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC).

Exelon is subject to a number of restrictions under PUHCA. These restrictions generally involve financing, investments and affiliate transactions. Under PUHCA, Exelon cannot issue debt or equity securities or guarantees without approval of the United States Securities and Exchange Commission (SEC) or, in the case of ComEd and PECO, the ICC and the PUC, respectively. On April 1, 2004, Exelon obtained a new order under PUHCA authorizing, through April 15, 2007, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding for the Exelon holding company and Generation at December 31, 2003. No securities have been issued under the above described limit as of December 31, 2004. Exelon is also authorized to issue up to $6.0 billion in guarantees or letters of credit or otherwise provide credit support with respect to the obligations of their subsidiaries and non-affiliated third parties in the normal course of business. As of December 31, 2004, Exelon had $2.0 billion of guarantees and letters of credit outstanding pursuant to SEC authorization.

PUHCA also limits the businesses in which Exelon may engage and the investments that Exelon may make. With limited exceptions, Exelon may only engage in traditional electric and gas utility businesses and other businesses that are reasonably incidental or economically necessary or appropriate to the operations of the utility business. The exceptions include Exelon’s ability to invest in exempt telecommunications companies, exempt wholesale generating businesses and foreign utility companies (these investments are capped at $4 billion in the aggregate), energy-related companies (as defined in SEC rules and subject to a cap on these investments of 15% of Exelon’s consolidated capitalization), and other businesses, subject to SEC approval. In addition, PUHCA requires that all of a registered holding company’s utility subsidiaries constitute a single system that can be operated in an efficient, coordinated manner.

For additional information about restrictions on the payment of dividends and other effects of PUHCA on Exelon and its subsidiaries, see ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Exelon.

Energy Delivery

Energy Delivery consists of Exelon’s regulated energy delivery operations conducted by ComEd and PECO.

ComEd is engaged principally in the purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers in northern Illinois. ComEd is subject to extensive regulation by the ICC as to rates, the issuance of securities, and certain other aspects of ComEd’s operations. ComEd is also subject to regulation by the FERC as to transmission rates and certain other aspects of ComEd’s business.

ComEd’s retail service territory has an area of approximately 11,300 square miles and an estimated population of eight million. The service territory includes the City of Chicago, an area of about 225 square miles with an estimated population of three million. ComEd has approximately 3.7 million customers.

ComEd’s franchises are sufficient to permit it to engage in the business it now conducts. ComEd’s franchise rights are generally nonexclusive rights documented in agreements and, in some cases, certificates of public convenience issued by the ICC. With few exceptions, the franchise rights have stated expiration dates ranging from 2005 to 2060 and subsequent years. ComEd anticipates working with the appropriate agencies to extend or replace the franchise agreements upon expiration.

PECO is engaged principally in the purchase, transmission, distribution and sale of electricity to residential, commercial and industrial customers in southeastern Pennsylvania and in the purchase, distribution and sale of natural gas to residential, commercial and industrial customers in the Pennsylvania counties surrounding Philadelphia. PECO is subject to extensive regulation by the PUC as to electric and gas rates, the issuances of certain securities and certain other aspects of PECO’s operations. PECO is also subject to regulation by the FERC as to transmission rates, gas pipelines and certain other aspects of PECO’s business.

PECO’s retail service territory has an area of approximately 2,100 square miles and an estimated population of 3.8 million. PECO provides electric delivery service in an area of approximately 2,000 square miles, with a population of approximately 3.7 million, including 1.5 million in Philadelphia. Natural gas service is supplied in an area of approximately 1,900 square miles in southeastern Pennsylvania adjacent to Philadelphia, with a population of approximately 2.3 million. PECO delivers electricity to approximately 1.5 million customers and natural gas to approximately 460,000 customers.

PECO has the necessary authorizations to furnish regulated electric and gas service in the various municipalities or territories in which it now supplies such services. PECO’s authorizations consist of charter rights and certificates of public convenience issued by the PUC and/or “grandfather rights.” These rights are generally unlimited as to time and are generally exclusive from competition from other electric and gas utilities. In a few defined municipalities, PECO’s gas service territory authorizations overlap with that of another gas utility but PECO does not consider those situations as posing a material competitive or financial threat.

Energy Delivery’s kilowatthour (kWh) sales and load of electricity are generally higher during the summer periods and winter periods, when temperature extremes create demand for either summer cooling or winter heating. ComEd’s highest peak load occurred on August 21, 2003 and was 22,054 megawatts (MWs); its highest peak load during a winter season occurred on December 22, 2004 and was 15,222 MWs. PECO’s highest peak load occurred on August 14, 2002 and was 8,164 MWs; its highest peak load during a winter season occurred on December 20, 2004 and was 6,838 MWs.

PECO’s gas sales are generally higher during the winter periods when temperature extremes create demand for winter heating. PECO’s highest daily gas send out occurred on January 17, 2000 and was 718 million cubic feet (mmcf).

Retail Electric Services

Electric utility restructuring legislation was adopted in Pennsylvania in December 1996 and in Illinois in December 1997. Both Illinois and Pennsylvania permit competition by alternative generation suppliers for retail generation supply while transmission and distribution service remains regulated. The legislation and related regulatory orders in both states allow customers to choose an alternative electric generation supplier; required rate reductions and imposed freezes or caps on rates during a transition period following the adoption of the legislation; and allow the collection of competitive transition charges (CTCs) from customers to recover costs that might not otherwise be recovered in a competitive market (stranded costs) during the transition period.

Under Illinois and Pennsylvania legislation, ComEd and PECO are required to provide generation services to customers, except for certain large customers of ComEd, who do not or cannot choose an alternative supplier. Provider of last resort (POLR) obligations refer to the obligation of a utility to provide generation services to those customers who do not take service from an alternative generation supplier or who choose to return to the utility after taking service from an alternative supplier. Because the choice generally lies with the customer, POLR obligations make it difficult for the utility to predict and plan for the level of customers and associated energy demand.

ComEd. All of ComEd’s customers are eligible to choose an alternative electric supplier and most non-residential customers can also elect the power purchase option (PPO) that allows the purchase of electric energy from ComEd at market-based prices. As of December 31, 2004, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen to enter the residential market for the supply of electricity in ComEd’s service territory. At December 31, 2004, approximately 22,100 non-residential customers, representing approximately 35% of ComEd’s annual retail kilowatthour sales, had elected to purchase their electric energy from an alternative electric supplier or had chosen the PPO. Customers who receive energy from an alternative electric supplier and customers who have elected the PPO continue to pay a delivery charge to ComEd, which generally includes a CTC. ComEd is unable to predict the long-term impact of customer choice on its results of operations.

On November 14, 2002, the ICC allowed ComEd, by operation of law, to revise its POLR obligation to be the back-up energy supplier at market-based rates for certain customers with energy demands of at least three MWs. About 370 of ComEd’s largest energy customers are affected, representing an aggregate of approximately 2,500 MWs. These customers will not have a right to take bundled service after June 2006 or to return to bundled rates if they choose an alternative supplier prior to June 2006. On March 28, 2003, the ICC approved changes to ComEd’s real-time pricing tariff for non-residential customers, including those with energy demands of at least three MWs who choose hourly energy supply for their electric power and energy. These ICC orders were affirmed on appeal.

In addition to retail competition for generation services, the Illinois legislation provided for residential base rate reductions, a sharing with customers of any earnings over a defined threshold and a base rate freeze, reflecting the residential base rate reductions, through January 1, 2007. A 15% residential base rate reduction became effective on August 1, 1998, and a further 5% residential base rate reduction became effective October 1, 2001. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility’s financial viability. Under the Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold include ComEd’s net income calculated in accordance with accounting principles generally accepted in the United States (GAAP) and reflect the amortization of regulatory assets. Under the Illinois statue, any impairment of goodwill has no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. As a result of the Illinois legislation, at December 31, 2004, ComEd had a regulatory asset related to recoverable transition costs with an unamortized balance of $87 million, which it expects to fully recover and amortize by the end of 2006. Consistent with the provisions of the Illinois legislation, regulatory assets may be recovered in amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold. The earned return on common equity and the threshold return on common equity for ComEd are each calculated on a two-year average basis. ComEd has not triggered the earnings sharing provision through 2004 and does not currently expect to trigger the earnings sharing provision in 2005 or 2006.

ComEd expects its capital expenditures will exceed depreciation on its rate base assets through at least 2005. The base rate freeze, coupled with other provisions of the Illinois restructuring law, generally precludes rate recovery of and on such incremental investments prior to January 1, 2007. Unless ComEd can offset the additional carrying costs against cost reductions, its return on investment will be reduced during the remaining period of the rate freeze and until rate increases are approved authorizing a return of and on this new investment.

The rates for the generation service provided by ComEd under bundled rates are subject to a rate freeze during the transition period ending December 31, 2006. ComEd has entered into a power purchase agreement (PPA) with Generation under which Generation has agreed to supply all of ComEd’s load requirements through 2006. Prices for this energy vary depending upon the time of day and month of delivery. Subsequent to 2006, ComEd expects to procure all of its supply from market sources, which could include Generation.

The Illinois legislation also provided for the collection of a CTC from customers who choose to purchase electric energy from an alternative electric supplier or elect the PPO during the transition period which extends through 2006. The CTC is applied on a cents per kWh basis, considers the revenue that would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility’s opportunity to develop new revenue sources and achieve cost reductions. The CTC allows ComEd to recover some of its costs that might otherwise be unrecoverable under market-based rates.

ComEd’s market value energy credit is used to determine the price for specified market-based rate offerings and the amount of the CTC that ComEd is allowed to collect from customers who select an alternative electric supplier or the PPO. The credit was adjusted upwards through agreed upon “adders” which took effect in June 2003 and has had and will continue to have the effect of reducing ComEd’s CTCs to customers. Prior to 2003, all CTCs were subject to annual mid-year adjustments based on the forward market prices for on-peak energy and historical market prices for off-peak energy. The current annual market price adjustment reflects forward, rather than historical, market prices for off-peak energy and allows customers to lock in current levels of CTCs for multi-year periods during the regulatory transition period ending in 2006. These changes provide customers and suppliers greater price certainty and have resulted in an increase in the number of customers electing to purchase energy from alternate suppliers.

In 2004 and 2003, ComEd collected $169 million and $304 million in CTC revenues, respectively. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates beginning in 2003, ComEd estimates that CTC revenue will amount to approximately $90 million to $110 million in each of the years 2005 and 2006.

The Illinois legislation provides that an electric utility, such as ComEd, will be liable for actual damages suffered by customers in the event of a continuous power outage of four hours or more affecting 30,000 or more customers and provides for reimbursement of governmental emergency and contingency expenses incurred in connection with any such outage. The legislation bars recovery of consequential damages. The legislation also allows an affected utility to seek relief from these provisions from the ICC when the utility can show that the cause of the outage was unpreventable due to weather events or conditions, customer tampering or third-party causes. During the years 2002, 2003 and 2004, ComEd did not have any outages that triggered the reimbursement requirement.

PECO. Under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), all of PECO’s retail electric customers have the right to choose their generation suppliers. At December 31, 2004, approximately 4% of PECO’s residential load, 23% of its small commercial and industrial load and 6% of its large commercial and industrial load were purchasing generation service from alternative generation suppliers. Customers who purchase energy from an alternative electric supplier continue to pay a delivery charge to PECO.

In addition to retail competition for generation services, PECO’s 1998 settlement of its restructuring case mandated by the Competition Act established caps on generation and distribution rates. The 1998 settlement also authorized PECO to recover $5.3 billion of stranded costs and to securitize up to $4.0 billion of its stranded cost recovery, which was subsequently increased to $5.0 billion.

Under the 1998 settlement, PECO’s distribution rates were capped through June 30, 2005 at the level in effect on December 31, 1996. Generation rates, consisting of the charge for stranded cost recovery and a shopping credit or capacity and energy charge, were capped through December 31, 2010. For 2004, the generation rate cap was $0.0698 per kWh, increasing to $0.0751 per kWh in 2006 and $0.0801 per kWh in 2007. The rate caps are subject to limited exceptions, including significant increases in Federal or state taxes or other significant changes in law or regulations that would not allow PECO to earn a fair rate of return. Under the settlement agreement entered into by PECO in 2000 relating to the PUC’s approval of the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO / Unicom Merger), PECO agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through December 31, 2005 and extended the rate cap on distribution rates through December 31, 2006. The remaining required rate reductions are $40 million in 2005.

As a mechanism for utilities to recover their allowed stranded costs, the Competition Act provides for the imposition and collection of non-bypassable transition charges on customers’ bills. Transition charges are assessed to and collected from all retail customers who have been assigned stranded cost responsibility and access the utility’s transmission and distribution systems. As the transition charges are based on access to the utility’s transmission and distribution system, they are assessed regardless of whether the customer purchases electricity from the utility or an alternative electric supplier. The Competition Act provides, however, that the utility’s right to collect transition charges is contingent on the continued operation, at reasonable availability levels, of the assets for which the stranded costs were awarded, except where continued operation is no longer cost efficient because of the transition to a competitive market.

PECO has been authorized by the PUC to recover stranded costs of $5.3 billion over a twelve-year period ending December 31, 2010, with a return on the unamortized balance of 10.75%. See the “Business Outlook and the Challenges Managing the Business” section of ITEM 7 of this Form 10-K for the estimated revenues and amortization expense associated with CTC collection and stranded cost recovery through 2010.

Under the Competition Act, licensed entities, including alternative electric suppliers, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in PECO’s retail electric service territory. In that event, the alternative supplier or other third party replaces the customer as the obligor with respect to the customer’s bill and PECO generally has no right to collect such receivable from the customer. Third-party billing would change PECO’s customer profile (and risk of non-payment by customers) by replacing multiple customers with the entity providing third-party billing for those customers. PUC-licensed entities may also finance, install, own, maintain, calibrate and remotely read advanced meters for service to retail customers in PECO’s retail electric service territory. To date, no third parties are providing billing of PECO’s charges to customers or advanced metering. Only PECO can physically disconnect or reconnect a customer’s distribution service.

PECO has entered into a PPA with Generation under which PECO obtains substantially all of its electric supply from Generation through 2010. Prices for this energy vary depending upon the time of day and month of delivery. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards (AEPS) Act of 2004. For more information, see “Environmental Regulation—Renewable and Alternative Energy Portfolio Standards” below.

Transmission Services

Energy Delivery provides wholesale and unbundled retail transmission service under rates established by the FERC. The FERC has used its regulation of transmission to encourage competition for wholesale generation services and the development of regional structures to facilitate regional wholesale markets. Under the FERC’s open transmission access policy promulgated in Order No. 888, ComEd and PECO, as owners of transmission facilities, are required to provide open access to their transmission facilities under filed tariffs at cost-based rates. Under the FERC’s Order No. 889, ComEd and PECO are required to comply with the FERC’s Standards of Conduct regulation, as amended, governing the communication of non-public information between the transmission owner’s transmission employees and wholesale merchant employees or the employees of any energy affiliate of the transmission owner. The FERC recently issued Order No. 2004, amending the Standards of Conduct regulation. The amendments do not detrimentally affect Exelon’s business.

PJM Interconnection, LLC (PJM) is the independent system operator and the FERC-approved regional transmission organization (RTO) for the Mid-Atlantic and Midwest regions in which it operates. PJM is the transmission provider under, and the administrator of, the PJM Open Access Transmission Tariff (PJM Tariff), operates the PJM Interchange Energy Market and Capacity Credit Markets, and controls through central dispatch the day-to-day operations of the bulk power system of the PJM region. ComEd and PECO are members of PJM, and their transmission systems are currently under the dispatch control of PJM. Under the PJM Tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of transmission service.

The FERC has attempted to expand the development of regional markets, which has generated substantial opposition from some state regulators and other governmental bodies. In addition, efforts to develop an RTO have been abandoned in certain regions. Notwithstanding these difficulties, the Midwest Independent System Operator, Inc. (MISO), has been certified as an RTO by FERC. MISO is attempting to develop central generation dispatch and transmission operations across the Midwestern United States, contiguous to PJM’s footprint. The FERC has ordered the elimination of rate barriers and protocol differences between MISO and PJM. Exelon supports the development of RTOs and implementation of standard market protocols, but cannot predict their success or whether they will lead to the development of the envisioned large, successful wholesale markets. The development of large competitive wholesale electricity markets would facilitate an auction to meet ComEd’s and PECO’s POLR load obligations with reliable wholesale electricity supply when their PPAs with Generation expire.

In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover from various entities revenue representing amounts ComEd and PECO will lose as a result of the elimination of through and out (T&O) charges, for energy flowing across ComEd’s and PECO’s transmission systems, that were terminated pursuant to the FERC orders effective December 1, 2004. The collection of this revenue will be over a transitional period of December 1, 2004 through March 31, 2006. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter after the rehearing order is issued. During 2004 prior to the termination of the T&O charges, ComEd and PECO collected net T&O charges of approximately $50 million and $3 million, respectively. As a result of the proceeding, ComEd may see reduced net collections and PECO may become a net payer of these charges. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations or cash flows.

Certain PJM transmission owners, including ComEd and PECO, are subject to a rate design proceeding before the FERC. The issues in this proceeding involve the methodology used by PJM to charge customers for each PJM transmission owner’s regulated revenue requirement associated with its electric transmission facilities. On January 31, 2005, certain PJM transmission owners, including ComEd and PECO, made two separate filings in which the transmission owners jointly proposed to retain the present modified zonal rate design applicable within PJM and to implement three separate rate options for recovery of the revenue requirement associated with their new and existing facilities. As part of the group of PJM transmission owners, both ComEd and PECO proposed to retain the present rate design through January 2008, at which time the FERC could reevaluate the continuation of the rate design in PJM. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations or cash flows.

ComEd. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM and transferred control of ComEd’s Open Access Same Time Information System to PJM. On April 27, 2004, the FERC issued its order approving ComEd’s application to complete its integration into PJM, subject to certain stipulations including a provision to hold certain utilities in Michigan and Wisconsin harmless from the associated impacts for ComEd to join PJM. ComEd agreed to these stipulations and transferred functional control of its transmission assets to PJM and integrated fully into PJM’s energy market structures on May 1, 2004. In the fourth quarter of 2004, ComEd entered into settlement agreements with all such Michigan and Wisconsin utilities requiring a total payment of approximately $4 million by ComEd. FERC has approved these agreements and payment is expected to be made in the first quarter of 2005.

On November 10, 2003, the FERC issued an order allowing ComEd to put into effect, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure improvements made since 1998; however, because of the Illinois retail rate freeze and the method for calculating CTCs, the increase is not expected to have a significant effect on operating revenues until after December 31, 2006. During the third quarter of 2004, a settlement agreement was reached which was approved by the FERC during the fourth quarter of 2004, which established new rates that became effective May 1, 2004.

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

PECO’s gas customers have the right to choose their gas suppliers or to purchase their gas supply from PECO at cost. Approximately 32% of PECO’s current total yearly throughput is provided by gas suppliers other than PECO. Gas transportation service provided to customers by PECO remains subject to rate regulation. PECO also provides billing, metering, installation, maintenance and emergency response services.

PECO’s natural gas supply is provided by purchases from a number of suppliers for terms of up to eight years. These purchases are delivered under several long-term firm transportation contracts. PECO’s aggregate annual firm supply under these firm transportation contracts is 47.7 million dekatherms. Peak gas is provided by PECO’s liquefied natural gas (LNG) facility and propane-air plant. PECO also has under contract 22.0 million dekatherms of underground storage through service agreements. Natural gas from underground storage represents approximately 29% of PECO’s 2004-2005 heating season planned supplies.

Construction Budget

Energy Delivery’s business is capital intensive and requires significant investments in energy transmission and distribution facilities, and in other internal infrastructure projects. The following table shows Exelon’s most recent estimate of capital expenditures for plant additions and improvements for ComEd and PECO for 2005:

(in millions)	ComEd	PECO
Transmission and distribution	$716	$210
Gas	—	62
Other	26	9

Total	$742	$281

Approximately 50% of ComEd’s and 65% of PECO’s 2005 budgeted capital expenditures are for additions to or upgrades of existing facilities, including improvements to reliability. The remainder of the capital expenditures support customer and load growth.

Generation

Generation is one of the largest competitive electric generation companies in the United States, as measured by owned and controlled MWs. Generation combines its large generation fleet with an experienced wholesale power marketing operation and the competitive retail sales business of Exelon Energy Company.

At December 31, 2004, Generation owned generation assets with a net capacity of 25,756 MWs, including 16,751 MWs of nuclear capacity. Generation controls another 8,701 MWs of capacity through long-term contracts.

Generation’s wholesale marketing unit, Power Team, a major wholesale marketer of energy, uses Generation’s energy generation portfolio, transmission rights and expertise to ensure delivery of energy to Generation’s wholesale customers under long-term and short-term contracts, including the load requirements of ComEd and PECO. In addition, Power Team markets energy in the wholesale bilateral and spot markets.

Exelon Energy Company became part of Generation effective as of January 1, 2004. Exelon Energy provides retail electric and gas services as an unregulated retail energy supplier in Illinois, Michigan and Ohio. Exelon Energy’s business is dependent upon continued deregulation of retail electric and gas markets and its ability to obtain supplies of electricity and gas at competitive prices in the wholesale market. The low-margin nature of the business makes it important to service customers with higher volumes so as to manage costs.

Generating Resources

At December 31, 2004, the generating resources of Generation consisted of the following:

Type of Capacity	MWs
Owned generation assets (a)
Nuclear	16,751
Fossil (b)	7,372
Hydroelectric	1,633

Owned generation assets	25,756
Long-term contracts (c)	8,701
TEG and TEP (d)	230

Total generating resources	34,687

(a)	See ITEM 1. Business—Generation “Fuel” for sources of fuels used in electric generation.
(b)	Included 663 MWs related to directly owned generating assets of Sithe and 222 MWs related to the total capacity of the Southeast Chicago Energy Project. See Note 25 of Exelon’s Notes to Consolidated Financial Statements for additional information regarding the 2005 sale of Sithe.
(c)	Contracts range from 4 to 29 years.
(d)	Generation, through its investments in Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP), owns 49.5% interests in two facilities in Mexico, each with a capacity of 230 MWs.

The owned generating resources of Generation are located in the Mid-Atlantic region (approximately 45% of capacity), the Midwest region (approximately 43% of capacity), the Southern region (approximately 10%), and the Northeast region (approximately 2% of capacity). The 8,701 MWs of capacity that Generation controls through long-term contracts are in the Midwest, Southeast and South Central regions.

In December 2003, Generation purchased British Energy plc’s (British Energy) 50% interest in AmerGen Energy Company, LLC (AmerGen), making AmerGen a wholly owned subsidiary of Generation. The final purchase price was $267 million after working capital adjustments.

On November 25, 2003, Generation, Reservoir Capital Group (Reservoir) and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe with put and call options that could result in either party owning Sithe outright. On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe and, on November 1, 2004, Generation entered into an agreement to sell Sithe to Dynegy Inc. The acquisition of Reservoir’s 50% interest in Sithe and the subsequent sale of 100% of Sithe to Dynegy occurred on January 31, 2005. The sale did not include Sithe International Inc. (Sithe International), which was sold to a subsidiary of Generation on October 13, 2004. Sithe International, through its subsidiaries, has 49.5% interests in two Mexican business trusts that own the TEG and TEP power stations, two 230 MW petcoke-fired generating facilities in Tamuín, Mexico. Effective January 26, 2005, Sithe International’s name was changed to Tamuin International Inc. See further discussion of these transactions in Notes 3 and 25 of Exelon’s Notes to Consolidated Financial Statements.

On May 25, 2004, Exelon and Generation completed the sale, transfer and assignment of ownership of their indirect wholly owned subsidiary Boston Generating, LLC (Boston Generating), which owns the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility. Responsibility for plant operations and power marketing activities were transferred to the lenders’ special purpose entity and its contractors on September 1, 2004. See Note 2 of Exelon’s Notes to Consolidated Financial Statements for additional information regarding the sale of Boston Generating.

Nuclear Facilities

Generation has ownership interests in eleven nuclear generating stations currently in service, consisting of 19 units with 16,751 MW of capacity. For additional information, see ITEM 2. Properties. Generation’s nuclear generating stations are operated by Generation, with the exception of the two units at the Salem Generating Station (Salem), which are operated by PSEG Nuclear, LLC, an indirect, wholly owned subsidiary of PSEG. AmerGen operates the Clinton Nuclear Power Station, Three Mile Island (TMI) Unit 1 and Oyster Creek Nuclear Generating Station facilities.

Effective January 17, 2005, through an Operating Services Contract (OSC), Generation began overseeing daily plant operations at Salem and Hope Creek nuclear generating stations. Hope Creek is a PSEG wholly owned nuclear generating station. Under the OSC, PSEG Nuclear, LLC will continue as the license holder with exclusive legal authority to operate and maintain the plants, will retain responsibility for management oversight and will have full authority with respect to the marketing of its share of the output from the facilities.

In 2004, over 67% of Generation’s electric supply was generated from the nuclear generating facilities. During 2004 and 2003, the nuclear generating facilities operated by Generation operated at weighted average capacity factors of 93.5% and 93.4%, respectively.

Licenses. Generation has 40-year operating licenses from the NRC for each of its nuclear units and has received 20-year operating license renewals for the Peach Bottom Units 2 and 3, Dresden

Units 2 and 3, and the Quad Cities Units. In December 2004, the NRC issued an order that will permit Oyster Creek to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. The application for Oyster Creek’s license renewal is expected to be filed by August 2005 in order to comply with this agreement. Generation is currently evaluating the other nuclear units for possible license renewal. The operating license renewal process takes approximately four to five years from the commencement of the project until completion of the NRC’s review. The NRC review process takes approximately two years from the docketing of an application. Each requested license renewal is expected to be for 20 years beyond the current license expiration. Depreciation provisions are based on the estimated useful lives of the stations, which assume the renewal of the operating licenses for all of Generation’s operating nuclear generating stations.

In 2004, Generation joined a consortium of eleven companies, NuStart Energy Development, LLC, which was formed for the purpose of seeking a license to build a new nuclear facility under the NRC’s new permitting process.

The following table summarizes the current operating license expiration dates for Generation’s nuclear facilities in service:

Station	Unit	In-Service Date	Current License Expiration
Braidwood	1	1988	2026
	2	1988	2027
Byron	1	1985	2024
	2	1987	2026
Clinton	1	1987	2026
Dresden	2	1970	2029
	3	1971	2031
LaSalle	1	1984	2022
	2	1984	2023
Limerick	1	1986	2024
	2	1990	2029
Oyster Creek	1	1969	2009
Peach Bottom	2	1974	2033
	3	1974	2034
Quad Cities	1	1973	2032
	2	1973	2032
Salem	1	1977	2016
	2	1981	2020
Three Mile Island	1	1974	2014

Regulation of Nuclear Power Generation. Generation is subject to the jurisdiction of the NRC with respect to the operation of its nuclear generating stations, including the licensing of operation of each station. The NRC subjects nuclear generating stations to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those stations. The NRC may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Changes in regulations by the NRC may require a substantial increase in capital expenditures for nuclear generating facilities or increased operating costs of nuclear generating units.

NRC reactor oversight results for the fourth quarter of 2004 indicate that the performance indicators for the nuclear plants operated by Generation are all in the highest performance band.

Nuclear Waste Disposal. There are no facilities for the reprocessing or permanent disposal of spent nuclear fuel (SNF) currently in operation in the United States, nor has the NRC licensed any such facilities. Generation currently stores all SNF generated by nuclear generating facilities in on-site storage pools and, in the case of Peach Bottom, Oyster Creek and Dresden, some SNF has been placed in dry cask storage facilities. Not all of Generation’s SNF storage pools have sufficient storage capacity for the life of the plant. Generation is developing dry cask storage facilities, as necessary, to support operations.

As of December 31, 2004, Generation had 43,156 SNF assemblies (10,360 tons) stored on site in SNF pools or dry cask storage. On-site dry cask storage in concert with on-site storage pools will be capable of meeting all current and future SNF storage requirements at Generation’s sites. The following table describes the current status of Generation’s SNF storage facilities.

Site	Date for loss of full core reserve (a)
Dresden	Dry cask storage in operation
Quad Cities (b)	2004
Byron	2011
LaSalle	2012
Braidwood	2013
Clinton (c)	2006
Peach Bottom	Dry cask storage in operation
Limerick	2009
Oyster Creek	Dry cask storage in operation
Three Mile Island	Life of plant storage capable in SNF pool
Salem	2011

(a)	The date for loss of full core reserve identifies when the on-site storage pool will no longer have sufficient space to discharge a full complement of fuel from the reactor core.
(b)	Dry cask storage to begin operation in 2005.
(c)	A modification to the on-site storage pool is in progress to increase the amount of SNF that can be stored in the pool. This will move the date for loss of full core reserve at Clinton out to approximately 2012.

Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy (DOE) is responsible for the development of a repository for and the disposal of SNF and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($.001) per kWh of net nuclear generation for the cost of SNF disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. The DOE’s current estimate for opening a SNF permanent disposal facility is 2012. This extended delay in SNF acceptance by the DOE has led to Generation’s adoption of dry cask storage at its Dresden, Quad Cities, Peach Bottom and Oyster Creek Stations and its consideration of dry cask storage at other stations. See Note 14 of Exelon’s Notes to Consolidated Financial Statements for additional information regarding spent fuel storage claims and issues.

During the third quarter of 2004, Exelon and the U.S. Department of Justice, in close consultation with the DOE, reached a settlement of a suit originally commenced by ComEd in 1998. Under the settlement, the government will reimburse Exelon for costs associated with storage of spent fuel at Generation’s nuclear stations pending DOE’s fulfilment of its obligations to take possession of SNF. Under the settlement agreement, Generation received $80 million in gross reimbursements for storage costs already incurred ($53 million net, after considering amounts due from Exelon to co-owners of certain nuclear stations), with additional amounts to be reimbursed annually for future costs. In all cases, reimbursements will be made only after costs are incurred and only for costs resulting from DOE delays in accepting the SNF.

The Standard Contracts with the DOE also required the payment to the DOE of a one-time fee applicable to nuclear generation through April 6, 1983. The fee related to the former PECO units has been paid. Pursuant to the Standard Contracts, ComEd previously elected to pay the one-time fee of $277 million for its units (which are now part of Generation), with interest to the date of payment, just prior to the first delivery of SNF to the DOE. As of December 31, 2004, the unfunded liability for the one-time fee with interest (which has been assumed by Generation) was $878 million. Interest accrues at the 13-week Treasury Rate, which was 1.987% at December 31, 2004. The outstanding one-time fee obligation for the Oyster Creek and TMI units remains with the former owner. The Clinton unit has no outstanding obligation.

As a by-product of their operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated at each generating station and permanently disposed of at Federally licensed disposal facilities. The Federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into agreements to provide regional disposal facilities for LLRW and restrict use of those facilities to waste generated within the region. Illinois and Kentucky have entered into an agreement, although neither state currently has an operational site and none is currently expected to be operational until after 2011. Pennsylvania, which had agreed to be the host site for LLRW disposal facilities for generators located in Pennsylvania, Delaware, Maryland and West Virginia, has suspended the search for a permanent disposal site.

Generation has temporary on-site storage capacity at its nuclear generation stations for limited amounts of LLRW and has been shipping its LLRW to disposal facilities in South Carolina and Utah. The number of LLRW disposal facilities is decreasing, and Generation anticipates the possibility of continuing difficulties in disposing of LLRW. Generation is pursuing alternative disposal strategies for LLRW, including a LLRW reduction program to minimize cost impacts.

The National Energy Policy Act of 1992 requires that the owners of nuclear reactors pay for the decommissioning and decontamination of the DOE uranium enrichment facilities. The total cost to all domestic utilities covered by this requirement was originally $150 million per year through 2006, of which Generation’s share was approximately $20 million per year. Payments are adjusted annually to reflect inflation. Including the effect of inflation, Generation paid $26 million in 2004.

Nuclear Insurance. The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. As of December 31, 2004, the current limit was $10.76 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance (currently $300 million for each operating site) and the remaining $10.46 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for all nuclear operators per reactor per incident (including a 5% surcharge) is $100.6 million, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.

The Price-Anderson Act expired on August 1, 2002 and was subsequently extended to the end of 2003 by the U.S. Congress. Only facilities applying for NRC licenses subsequent to the expiration of the Price-Anderson Act are affected by the expiration of the Price-Anderson Act. Existing commercial generating facilities, such as those owned and operated by Generation, remain subject to the provisions of the Price-Anderson Act and are unaffected by its expiration. However, new licenses are not covered under the Price-Anderson Act and any new plant initiatives would need to address this exposure.

See “Nuclear Insurance” within Note 16 of Generation’s Notes to Consolidated Financial Statements for a description of nuclear-related insurance coverage.

For information regarding property insurance, see ITEM 2. Properties—Generation. Generation is self-insured to the extent that any losses may exceed the amount of insurance maintained. Such losses could have a material adverse effect on Generation’s financial condition and results of operations.

Decommissioning. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. As more fully described below, both ComEd and PECO are currently collecting amounts from ratepayers, which are ultimately remitted to the trust funds maintained by Generation that will be used to decommission nuclear facilities. The AmerGen facilities are not covered by the ComEd, PECO or any other rate recovery of decommissioning funding from customers. Decommissioning expenditures are expected to occur primarily after the plants are retired. Based on current operating licenses and anticipated license renewals, decommissioning expenditures for plants in operation are currently estimated to begin in 2029.

In connection with the transfer of ComEd’s nuclear generating stations to Generation, ComEd asked the ICC to approve the continued recovery of decommissioning costs after the transfer. On December 20, 2000, the ICC issued an order finding that the ICC has the legal authority to permit ComEd to continue to recover decommissioning costs from customers for the six-year term of the PPA between ComEd and Generation. Under the ICC order, ComEd was permitted to recover $73 million per year from customers for decommissioning for the years 2001 through 2004. In 2005 and 2006, ComEd is permitted to recover up to $73 million annually, depending upon the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Because ComEd is not expected to take all of the output of these stations, actual collections are expected to be less than $73 million annually in 2005 and 2006. Under the ICC order, subsequent to 2006, there will be no further recoveries though rates of decommissioning costs from ComEd’s customers. The ICC order also provides that any surplus funds after the nuclear stations are decommissioned must be refunded to ComEd’s customers. The ICC order has been upheld on appeal.

Nuclear decommissioning costs associated with the nuclear generating stations formerly owned by PECO continue to be recovered currently through rates charged by PECO to customers. Amounts recovered, currently $33 million per year, are remitted to Generation as allowed by the PUC.

Generation believes that the amounts currently being collected from ComEd and PECO, coupled with Generation’s nuclear decommissioning trust funds and the expected investment earnings thereon will be sufficient to fully fund Generation’s decommissioning obligations. AmerGen maintains decommissioning trust funds for each of its plants in accordance with NRC regulations. Generation believes that amounts in these trust funds, including expected investment earnings thereon, will be sufficient to fully fund AmerGen’s decommissioning obligations.

See Critical Accounting Policies and Estimates within ITEM 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Generation for a further discussion of nuclear decommissioning.

Zion, a two-unit nuclear generation station, Peach Bottom Unit 1 and Dresden Unit 1 have permanently ceased power generation. SNF at Zion and Dresden Unit 1 is currently being stored in on-site storage pools and dry cask storage, respectively, until a permanent repository under the NWPA is completed. All of Peach Bottom Unit 1’s SNF has been moved off site. Generation has recorded a liability totaling $762 million at December 31, 2004, which represents the estimated cost of decommissioning Zion, Peach Bottom Unit 1 and Dresden Unit 1 in current year dollars. Certain decommissioning costs are currently being incurred; however, the majority of decommissioning expenditures are expected to occur primarily after 2013, 2033 and 2030 for Zion, Peach Bottom Unit 1 and Dresden Unit 1, respectively.

Fossil and Hydroelectric Facilities

Generation operates various fossil and hydroelectric facilities and maintains ownership interest in several other facilities such as La Porte, Keystone, Conemaugh and Wyman, which are operated by third parties. In 2004, approximately 8% of Generation’s electric supply was generated from Generation’s owned fossil and hydroelectric generating facilities. The majority of this output was dispatched to support Generation’s power marketing activities. For additional information regarding Generation’s electric generating facilities, see ITEM 2. Properties—Generation.

Licenses. Fossil generation plants are generally not licensed and, therefore, the decision on when to retire plants is, fundamentally, a commercial one. Hydroelectric plants are licensed by the FERC. The Muddy Run and Conowingo facilities have licenses that expire in September 2014. Generation is considering applying to the FERC for license renewals of 40 years for the Muddy Run and Conowingo plants, but the duration of any license renewal will depend on then-current policies at the FERC. The processing of a renewal to a hydroelectric license generally takes at least eight years.

Insurance. Generation does not purchase business interruption insurance for its wholly owned fossil and hydroelectric operations. For its other types of insured losses, Generation is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon and Generation’s financial condition and their results of operations and cash flows. For information regarding property insurance, see ITEM 2. Properties—Generation.

Long-Term Contracts

In addition to energy produced by owned generation assets, Generation sells electricity purchased under the long-term contracts described below:

Seller	Location	Expiration	Capacity (MWs)
Kincaid Generation, LLC	Kincaid, Illinois	2013	1,108
Tenaska Georgia Partners, LP	Franklin, Georgia	2030	925
Tenaska Frontier, Ltd	Shiro, Texas	2020	830
Green Country Energy, LLC	Jenks, Oklahoma	2022	795
Elwood Energy, LLC	Elwood, Illinois	2012	772
Lincoln Generating Facility, LLC	Manhattan, Illinois	2011	664
Reliant Energy Aurora, LP	Aurora, Illinois	2008	600
Others	Various	2005 to 2021	3,007

Total			8,701

Federal Power Act

The Federal Power Act gives the FERC exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to the FERC’s jurisdiction are required to file rate schedules with the FERC with respect to wholesale sales and transmission of electricity. Transmission tariffs established under FERC regulation give Generation access to transmission lines that enable it to participate in competitive wholesale markets.

Because Generation sells power in the wholesale markets, Generation is a public utility for purposes of the Federal Power Act and is required to obtain the FERC’s acceptance of the rate schedules for wholesale sales of electricity. In 2000, Generation received authorization from the FERC to sell power at market-based rates. As is customary with market-based rate schedules, the FERC reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determined that Generation or any of its affiliates exercised or has the ability to exercise market power. The FERC is also authorized to order refunds if it finds that the market-based rates are not just and reasonable.

In December 1999, the FERC issued Order No. 2000 to encourage the voluntary formation of RTOs which would provide transmission service across multiple transmission systems. The intended benefits of establishing these entities includes the development of larger wholesale markets and the elimination or reduction of transmission charges imposed by successive transmission systems when wholesale generators cross several transmission systems to deliver capacity. Order No. 2000 and the FERC’s effort to promote RTOs throughout the states have generated substantial opposition by some state regulators and other governmental bodies. In addition, efforts to develop a RTO have been abandoned in certain regions.

PJM has been approved as a RTO, as has the Midwest ISO. ISO New England, the system operator for New England where Generation also owns facilities, was approved as a RTO on February 2, 2005.

Exelon supports the development of RTOs and implementation of standard market protocols but cannot predict their success or whether they will lead to the development of the envisioned large, successful wholesale markets. The FERC issued a final rule establishing standardized generator interconnection policies and procedures. Under this interconnection policy generators will benefit from not having to deal on a case-by-case basis with different and sometimes inconsistent requirements of different transmission providers.

The FERC recently announced new market power tests for suppliers to qualify to sell power at market-based rates. These new tests, the market share test and the pivotal supplier test, must both be passed by Generation, or market power mitigation must be imposed for Generation to continue to make sales of capacity and energy in the wholesale market at market based rates. Generation filed its analysis of the application of the tests on September 27, 2004, which proposed that Generation passed the market power screens. The FERC allows the relevant geographic market to include a RTO’s footprint, and Generation used an expanded PJM footprint as the relevant market. Because ComEd and PECO, which purchase most of Generation’s power, are members of PJM, Generation, for the most part, is selling into the PJM market. On January 5, 2005, the FERC issued a deficiency letter to Generation requesting a response to twelve separate questions relating to Generation’s filing. On January 26, 2005, Generation filed an initial response to the deficiency letter, answering certain questions and requesting until February 14, 2005 to complete the response to the deficiency letter. The FERC continues to process Generation’s application and market power analysis, as well as other applicants’ filings. Management expects that Generation will eventually pass the market power screens; however, there is no certainty as to what final determination will be made by the FERC in regard to Generation’s filing and the filings of other applicants.

Currently, a significant portion of Generation’s capacity is located within the PJM RTO area. If the FERC were to suspend Generation’s market-based rate authority, Generation would be required to supply and implement a plan for mitigation of market power. FERC’s default mitigation would require Generation to file and obtain FERC acceptance of cost-based rate schedules or schedules tied to a public index. In addition, the loss of market-based rate authority would subject Generation to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

Fuel

The following table shows sources of electric supply in gigawatthours (GWhs) for 2004 and estimated for 2005:

	Source of Electric Supply
	2004	2005 (Est.)
Nuclear units	136,621	137,870
Purchases—non-trading portfolio	48,968	44,479
Fossil and hydroelectric units	17,010	21,325

Total supply	202,599	203,674

The fuel costs for nuclear generation are substantially less than for fossil-fuel generation. Consequently, nuclear generation is generally the most cost-effective way for Generation to meet its commitment to supply the requirements of ComEd and PECO, some of Exelon Energy’s requirements, and for sales to other utilities.

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

Generation obtains approximately 25% of its uranium enrichment services from European suppliers. There is an ongoing trade action by USEC, Inc. alleging dumping in the United States against European enrichment services suppliers. In January 2002, the U.S. International Trade Commission determined that USEC, Inc. was “materially injured or threatened with material injury” by low-enriched uranium exported by European suppliers. The U.S. Department of Commerce has assessed countervailing and anti-dumping duties against the European suppliers. Both USEC, Inc. and the European suppliers have appealed these decisions. Generation is uncertain at this time as to the outcome of the pending appeals; however, as a result of these actions, Generation may incur higher costs for uranium enrichment services necessary for the production of nuclear fuel.

Coal is obtained for coal-fired plants primarily through annual contracts with the remainder supplied through either short-term contracts or spot-market purchases.

Natural gas requirements for operating stations are procured through annual, monthly and spot-market purchases. Some fossil generation stations can use either oil or gas as fuel. Fuel oil inventories are managed so that in the winter months sufficient volumes of fuel are available in the event of extreme weather conditions and during the remaining months to take advantage of favorable market pricing.

Generation uses financial instruments to mitigate price risk associated with commodity price exposures. Generation also hedges forward price risk with both over-the-counter and exchange-traded instruments.

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

Power Team also manages the price and supply risks for energy and fuel associated with generation assets and the risks of power marketing activities. The maximum length of time over which cash flows related to energy commodities are currently being hedged is three years. Generation’s hedge ratio in 2005 for its energy marketing portfolio is approximately 90%. This hedge ratio represents the percentage of forecasted aggregate annual generation supply that is committed to firm sales, including sales to Energy Delivery’s retail load. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand and volatility. During peak periods, the amount hedged declines to assure Generation’s commitment to meet Energy Delivery’s demand, for which the peak demand is during the summer. For the portion of generation supply that is unhedged, fluctuations in market price of energy will cause volatility in Generation’s results of operations.

Power Team also uses financial and commodity contracts for proprietary trading purposes but this activity accounts for only a small portion of Power Team’s efforts. The trading portfolio is subject to a risk management policy that includes stringent risk management limits including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the corporate risk management group and Exelon’s Risk Management Committee (RMC) monitor the financial risks of the power marketing activities.

At December 31, 2004, Generation’s long-term commitments, relating to the purchase and sale of energy, capacity and transmission rights from and to unaffiliated utilities and others were as follows:

(in millions)	Net Capacity Purchases (a)	Power Only Sales	Power Only Purchases from Non-Affiliates	Transmission Rights Purchases (b)
2005	$578	$2,551	$1,446	$31
2006	581	961	605	3
2007	533	167	254	—
2008	462	9	195	—
2009	437	9	194	—
Thereafter	3,664	343	548	—

Total (c)	$6,255	$4,040	$3,242	$34

(a)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2004. Expected payments include certain capacity charges which are conditional on plant availability.
(b)	Transmission rights purchases include estimated commitments in 2005 and 2006 for additional transmission rights that will be required to fulfill firm sales contracts.
(c)	Included in the totals are $395 million of power only sales commitments related to Sithe, which were not retained by Generation following the sale of Sithe. See Note 3 and Note 25 of Exelon’s Notes to Consolidated Financial Statements for further discussion of these transactions.

In connection with the 2001 corporate restructuring, Generation entered into a PPA, as amended, with ComEd under which Generation has agreed to supply all of ComEd’s load requirements through 2006. Under the ComEd PPA, prices for energy vary depending upon the time of day and month of delivery. Subsequent to 2006, ComEd expects to procure all of its supply from market sources, which could include Generation. Additionally, Generation has a PPA with PECO under which Generation has agreed to supply PECO with substantially all of PECO’s electric supply needs through 2010. PECO has also assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation supplies power to PECO from the transferred generation assets, assigned PPAs and other market sources. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

When AmerGen acquired Clinton Nuclear Power Station (Clinton), AmerGen entered into a power sales agreement with the seller, Illinois Power Company (Illinois Power). The agreement with Illinois Power was for 68.8% of Clinton’s output for a term that expired on December 31, 2004. Generation has subsequently entered into a separate agreement with Illinois Power to provide fixed quantities of power under a power sales agreement over future periods beginning January 1, 2005. This agreement is included in the commitment table presented above.

Capital Expenditures

Generation’s business is capital intensive and requires significant investments in energy generation and in other internal infrastructure projects. Generation’s estimated capital expenditures for 2005 are as follows:

(in millions)
Production plant	$575
Nuclear fuel	498

Total	$1,073

Enterprises

During 2004 and 2003, Enterprises exited a significant number of businesses and investments, as described below. As of December 31, 2004, Enterprises consisted primarily of the remaining electrical contracting business of F&M Holdings, LLC. Enterprises is continuing to pursue opportunities to sell its remaining businesses.

Exelon Energy Company. Effective January 1, 2004, Enterprises competitive retail sales business, Exelon Energy Company, was transferred to Generation.

InfraSource, Inc. On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource, Inc. for cash proceeds of approximately $175 million, net of transaction costs and cash transferred to the buyer upon sale plus a $30 million subordinated note. Enterprises recorded a net pre-tax loss and minority interest of $4 million associated with the sale and goodwill impairment charge in 2003.

Exelon Services, Inc. During 2004, Enterprises disposed of or wound down all of the operating businesses of Exelon Services, Inc. (Exelon Services), including Exelon Solutions, the mechanical services businesses and the Integrated Technology Group. Total expected proceeds and the pre-tax net gain on sale recorded in 2004 related to the disposition of the Exelon Services businesses were $61 million and $9 million, respectively.

Exelon Thermal Holdings, Inc. On June 30, 2004, Enterprises sold its Chicago businesses of Exelon Thermal Holdings, Inc. (Thermal) for net cash proceeds of $134 million and expected proceeds of $2 million from a working capital settlement, resulting in a pre-tax gain of $36 million, net of debt prepayment penalties. On September 29, 2004, Enterprises closed on the sale of ETT Nevada, Inc., the holding company for its investment in Northwind Aladdin, LLC, for a net cash outflow of $1 million, subject to working capital adjustments. Enterprises recorded a pre-tax loss of $3 million related to the disposition. On October 28, 2004, Northwind Windsor, of which Enterprises owns a 50% interest, sold substantially all of its assets, providing Enterprises with cash proceeds of $8 million, resulting in a pre-tax gain of $2 million.

PECO TelCove. On June 30, 2004, Enterprises sold its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million, resulting in a pre-tax gain of $9 million.

Exelon Capital Partners Holdings, LLC. During 2004, Enterprises sold its direct investments and investments in three of its four venture capital funds.

Employees

As of December 31, 2004, Exelon and its subsidiaries had approximately 17,300 employees in the following companies:

ComEd	5,600
PECO	2,100
Generation	7,500
Enterprises	100
Corporate (a)	2,000

Total	17,300

(a)	Includes shared services employees.

Approximately 5,500 employees, including 3,800 employees of ComEd, 1,600 employees of Generation and 100 employees of BSC, are covered by collective bargaining agreements (CBAs) with Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15). AmerGen has separate CBAs for each of its nuclear facilities, which cover an aggregate of approximately 700 employees. The Generation CBA with IBEW Local 15 has been extended to September 30, 2007. The CBA for ComEd and BSC expires on September 30, 2008. The Clinton, Oyster Creek and TMI CBAs expire on December 15, 2005, January 31, 2006 and February 28, 2009, respectively. Exelon Power, an operating unit of Generation, has negotiated and ratified its first agreement with IBEW Local 614. The agreement expires on January 31, 2008 and covers approximately 200 employees.

In addition to IBEW Local 15, IBEW Local 614 and the four IBEW locals covering the AmerGen facilities, approximately 50 Generation employees are represented by the Utility Workers Union of America.

During 2004, two elections were held at PECO which resulted in union representation for approximately 1,100 employees in the Philadelphia service territory. PECO and IBEW Local 614 will begin negotiations for an initial agreement in the first quarter of 2005.

The employees of the Limerick and Peach Bottom nuclear stations are not currently covered by a CBA. IBEW 614 has filed a petition with the National Labor Relations Board to hold a certification election at these sites. The election will be held in the first quarter of 2005.

Environmental Regulation

General

Specific operations of Exelon, primarily those of ComEd, PECO and Generation, are subject to regulation regarding environmental matters by the United States and by various states and local jurisdictions where Exelon operates its facilities. The United States Environmental Protection Agency (EPA) administers certain Federal statutes relating to such matters, as do various interstate and local agencies. The Illinois Pollution Control Board (IPCB) has jurisdiction over environmental control in the State of Illinois, together with the Illinois Environmental Protection Agency, which enforces regulations of the IPCB and issues permits in connection with environmental control. The Pennsylvania Department of Environmental Protection (PDEP) has jurisdiction over environmental control in the Commonwealth of Pennsylvania. The Texas Commission on Environmental Quality has jurisdiction in Texas, and the Massachusetts Department of Environmental Protection has jurisdiction in Massachusetts. State regulation includes the authority to regulate air, water and noise emissions and solid waste disposals.

Water

Under the Federal Clean Water Act, National Pollutant Discharge Elimination System (NPDES) permits for discharges into waterways are required to be obtained from the EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. Generation either has NPDES permits for all of its generating stations or has pending applications for renewals of such permits while operating under an administrative extension.

In July 2004, the EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. This rule establishes national requirements for reducing the adverse environmental impacts from the entrainment and impingement of aquatic organisms at existing power plants. The rule identifies particular standards of performance with respect to entrainment and impingement and requires each facility to monitor and validate this performance in future years. The requirements will be implemented through state-level NPDES permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, New Boston, Oyster Creek, Peach Bottom, Quad Cities and Salem. Generation is currently evaluating compliance options at its affected plants. At this time, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. There are many factors to be considered and evaluated to determine how Generation will comply with the Phase II rule requirements and the extent to which such compliance may result in financial and operational impacts. The considerations and evaluations include, but are not limited to obtaining clarifying interpretations of the requirements from state regulators, resolving outstanding litigation proceedings concerning the requirements, completing studies to establish biological baselines for each facility, and performing environmental and economic cost benefit evaluation of the potential compliance alternatives in accordance with the requirements. Generation is also subject to the jurisdiction of certain other state and interstate agencies, including the Delaware River Basin Commission and the Susquehanna River Basin Commission.

In June 2001, the New Jersey Department of Environmental Protection (NJDEP) issued a renewed National Pollutant Discharge Elimination System permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water system. An application for renewal of that permit, including a demonstration of compliance with the requirements of the recently published Federal Water Pollution Control Act Section 316(b) regulations, must be submitted to NJDEP by February 2, 2006 unless NJDEP grants additional time to collect information to comply with the new regulations. NJDEP advised PSEG in a letter dated July 12, 2004 that it strongly recommends reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations. If application of the Section 316(b) regulations requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, the retrofit and an resulting cost of interim replacement power could result in material costs of compliance to the owners of the facility.

Solid and Hazardous Waste

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the EPA on the National Priorities List (NPL). These potentially responsible parties (PRPs) can be ordered to perform a cleanup, can be sued for costs associated with an EPA-directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation under state oversight prior to listing on the NPL. Various states, including Illinois and Pennsylvania, have enacted statutes that contain provisions substantially similar to CERCLA. In addition, the Resource Conservation and Recovery Act (RCRA) governs treatment, storage and disposal of solid and hazardous wastes and cleanup of sites where such activities were conducted.

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

By notice issued in December 1987, the EPA notified several entities, including PECO, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (Metal Bank of America site). Several of the PRPs, including PECO, formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agreed to perform the remedial investigation and feasibility study as described in the work plan issued with the Consent Order. PECO’s share of the cost of the study was approximately 30%. On July 19, 1995, the EPA issued a proposed plan for remediation of the site, which involves removal of contaminated soil, sediment and groundwater and which the EPA estimated would cost approximately $17 million to implement. On June 26, 1998, the EPA issued an order to the non-de minimis PRP group members, and others, including the owner, to implement the remedial design and remedial action.

The PRP group has conducted the remedial design and submitted to the EPA the revised final design on January 15, 2003. During the design process, the PRP group proposed certain revisions to the EPA’s preferred remedy, in response to which the EPA has issued two explanations of significant differences that are expected to reduce the costs of the preferred remedy. The final design estimates for the cost to implement the remedial action range from $14 million to $17 million. Significant progress has been made in settlement discussions between the EPA, the PRP group and the former owners and operators of the site. Exelon now believes that it is probable that the parties will agree to a settlement within the remedial range and that Exelon’s share of such settlement will be approximately 30%. This amount does not include Exelon’s share of the PRP group’s future legal and technical expenses, which are not expected to be material. The settlement amount will also not include any damages for natural resource damages that the EPA or state environmental agencies may seek to obtain in the future, and at this time PECO cannot predict with reasonable certainty the likelihood that such damages will be sought or the amount of any such damages.

Cotter Corporation

The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as PRPs, has submitted a draft feasibility study addressing options for remediation of the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of the anticipated remediation strategy for the site ranges up to $22 million. Once a remedy is selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for liability from the West Lake Landfill and the litigation described under ITEM 3. Litigation—Generation. In connection with Exelon’s 2001 corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred by ComEd to Generation.

MGP Sites

MGPs manufactured gas in Illinois and Pennsylvania from approximately 1850 to 1950. ComEd and PECO generally did not operate MGPs as corporate entities but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of the ComEd sites were transferred to Nicor Gas as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 42 former MGP sites for which it may be liable for remediation. Of these 42 sites, the Illinois Environmental Protection Agency has approved the clean-up of four sites. Similarly, PECO has identified 27 sites where former MGP activities may have resulted in site contamination. Of these 27 sites, the PDEP has approved the clean-up of nine sites. With respect to these sites, ComEd and PECO are presently engaged in performing various levels of activities, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. ComEd and PECO are working closely with regulatory authorities in the various jurisdictions to develop and implement appropriate plans and schedules for evaluation, risk ranking, detailed study and remediation activities on an individual site and overall program basis. The status of each of the sites in the program varies and is reviewed periodically with the regulatory authorities. At December 31, 2004, ComEd and PECO had accrued $55 million (discounted) and $41 million (discounted), respectively, for investigation and remediation of these MGP sites that currently can be reasonably estimated. ComEd and PECO believe that they could incur additional liabilities with respect to MGP sites, which cannot be reasonably estimated at this time. PECO has settled in principle with all of the insurers in the insurance litigation lawsuit for remediation costs associated with former MGP sites. PECO expects to finalize all settlement agreements in the first quarter of 2005. ComEd is in settlement negotiations with one insurance carrier for remediation costs associated with former MGP sites. Additionally, PECO is currently collecting through regulated gas rates, revenues to offset expenditures on MGP site remediation.

Air

Air quality regulations promulgated by the EPA and the various state environmental agencies in Pennsylvania, Massachusetts, Illinois and Texas in accordance with the Federal Clean Air Act and the Clean Air Act (CAA) Amendments of 1990 (Amendments) impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by Exelon’s subsidiaries and must be renewed periodically.

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

Generation has completed implementation of measures, including the installation of NOx emissions controls and the imposition of certain operational constraints, to comply with the Reasonably Available Control Technology limitations and state-level ozone season (May to September) NOx reduction regulations. These state-level regulations were developed by eastern states to reduce summertime NOx emissions pursuant to several Federal NOx reduction regulations adopted by the Federal EPA during 1998 and 1999 to address regional “ozone transport.” State level NOx reduction regulations took effect May 1, 2003 in Pennsylvania and Massachusetts. Compliance in Illinois started May 31, 2004. Texas is not covered by the EPA’s ozone transport regulations. The EPA’s ozone transport regulations currently require 19 eastern states to reduce summertime NOx emissions.

Generation has evaluated options for compliance with the new NOx regulations and installed controls on the two coal-fired units at the Eddystone Generating Station (Selective Non-Catalytic Reduction) and installed controls on the two coal-fired units (Selective Catalytic Reduction) at the Keystone Generating Station. Generation’s NOx compliance program will be supplemented with the purchase of additional NOx allowances on an as-needed basis. The eight new peaking units commissioned during 2002 at the Southeast Chicago Generating Station are equipped with NOx controls that meet requirements for new sources. The Handley and Mountain Creek stations in the Dallas/Fort Worth (DFW) area are required to comply with the DFW NOx State Implementation Plan (SIP) that commenced on May 1, 2003, with full implementation on May 1, 2005. Additionally, beginning May 1, 2003, these plants were required to comply with the Emission Banking and Trading of Allowances (EBTA) program established by the State of Texas for the purpose of achieving substantial reductions in NOx from grandfathered electric generating facilities. To comply with both the DFW NOx SIP and EBTA program, Generation, as of June 30, 2004, had installed Selective Catalytic Reduction technology on Handley Units 3, 4 and 5, as well as Mountain Creek Unit 8. Additionally, Induced Flue Gas Recirculation Technology was installed on Mountain Creek Unit 6. Induced Flue Gas Recirculation Technology will be installed on Mountain Creek Unit 7 in 2005 prior to the DFW NOx SIP program being fully implemented on May 1, 2005. This will complete all NOx control technology upgrades planned for the DFW plants.

Many other provisions of the Amendments affect activities of Exelon’s businesses, primarily Generation. The Amendments establish stringent control measures for geographical regions that have been determined by the EPA not to meet National Ambient Air Quality Standards (NAAQS); establish limits on the purchase and operation of motor vehicles and require increased use of alternative fuels; establish stringent controls on emissions of toxic air pollutants and provide for possible future designation of some utility emissions as toxic; establish new permit and monitoring requirements for sources of air emissions; and provide for significantly increased enforcement power, and civil and criminal penalties.

Several other legislative and regulatory proposals regarding the control of emissions of air pollutants from a variety of sources, including generating plants, are under active consideration. On the Federal legislative front, several multi-pollutant bills have been introduced in Congress that would reduce generating plant emissions of NOx, SO2, mercury and/or carbon dioxide starting late this decade. On the Federal regulatory front, the EPA issued several new proposed rulemakings during 2004 to reduce powerplant emissions of SO2, NOx and mercury. In its proposed “Clean Air Interstate Rule (CAIR)” rulemaking, the EPA has proposed NOx and SO2 emission caps in 29 eastern states, to be phased-in during 2010 and 2015, that are substantially below current industry emission levels. The CAIR rule is intended to support regional attainment of Federal ground-level ozone (eight-hour) and fine particulate (PM2.5) NAAQS. In a separate hazardous air pollutant-related rulemaking, the EPA has also proposed several options to regulate mercury emissions from coal-fired power plants under either

Section 112 or Section 111 of the CAA. Regulation of nickel emissions from oil-fired power plants is also contemplated as part of this latter proposed rulemaking. Exelon is unable at this time to ascertain which proposals may take effect, what requirements they may contain, or how they may affect Exelon’s businesses. At this time, Exelon can provide no assurance that these proposals if adopted will not have a significant effect on Generation’s operations and cash flows.

Global Climate Change

The United States is currently not a party to the United Nations’ Kyoto Protocol (Protocol) that became effective for signatories on February 16, 2005. The Protocol process generally requires developed countries to cap greenhouse gas (GHG) emissions at certain levels during the 2008-2012 time period. Although it is not a signatory to the Protocol, the United States may adopt a national, mandatory GHG program at some point in the future. At this time, Exelon is unable to predict the potential impacts of any future mandatory governmental GHG legislative or regulatory requirements on its businesses.

In the absence of a mandatory national program, Exelon has joined the U.S. EPA Climate Leaders Partnership (Climate Leader). As a Climate Leader partner, Exelon is conducting an annual inventory of its GHG emissions, developing a GHG emission reduction goal, and annually reporting its GHG emissions and progress toward achieving GHG reductions.

As an integrated electric and gas utility, approximately 90% of Generation’s GHG emissions result from the combustion of fossil fuels to generate electricity, with carbon dioxide (CO2) representing the largest quantity of GHG emitted. The majority of Generation’s owned generation is comprised of nuclear and hydro-electric assets that have negligible GHG emissions compared to fossil-based electric generation alternatives. By virtue of Generation’s significant investment in these low carbon intensity assets, Generation’s owned-generation portfolio CO2 emission intensity, or rate of CO2 emitted per kilowatt-hour of electricity generated, is among the lowest in the industry.

Renewable and Alternative Energy Portfolio Standards

Approximately 17 states have adopted some form of renewable portfolio standard (RPS) legislation. On November 30, 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act). The AEPS Act mandates that two years after its effective date (February 28, 2005) at least 1.5% of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from Tier I alternative energy resources. The Tier I requirement escalates to 8.0% by the 15th year after the effective date of the AEPS Act. The AEPS Act also establishes a Tier II requirement of 4.2% for years one through four. This requirement grows to 10.0% by the 15th year.

Tier I resources include: solar photovoltaic energy, wind power, low-impact hydro, geothermal energy, biologically derived methane gas, fuel cells, biomass energy and coal mine methane. A small percentage of the Tier I requirements must be met specifically by solar photovoltaic technologies (starting at 0.0013% in year 1 and escalating to 0.25% by year 10). Tier II resources include: waste coal, distributed generation systems, demand side management, large-scale hydropower, municipal solid waste and several other technologies.

The AEPS Act provides an exemption for electric distribution companies that have not reached the end of their cost recovery period during which competitive transition charges or intangible transition charges are being recovered. At the conclusion of the electric distribution company’s cost recovery period, this exemption no longer applies and compliance by the electric distribution company is required at the percentages in effect at that time. PECO’s cost recovery period expires December 31, 2010.

In the first year after the end of an electric distribution company’s cost recovery period, the AEPS Act provides for cost recovery on a full and current basis pursuant to an automatic energy adjustment charge as a cost of generation supply. The banking of credits from voluntary sales of Tier I and Tier II sources sold by electric distribution companies prior to the expiration of their specific cost recovery periods is also allowed under the AEPS Act. Voluntary sales under the AEPS Act are deferred as a regulatory asset by the electric distribution company and are fully recoverable at the end of the cost recovery period, also pursuant to an automatic energy adjustment clause as a cost of generation supply.

The PUC is required to establish regulations to implement the AEPS Act. These regulations will be material to a complete assessment of the effects of the AEPS Act on PECO. While Generation is not directly affected from a compliance perspective, increased deployment of renewable and alternative energy resources within the regional power pool resulting from the AEPS Act will have some influence on regional energy markets.

In addition to the AEPS Act, similar legislation has been, and may be, considered by the United States Congress. Also, states that currently do not have RPS requirements, including Illinois, may determine to adopt such legislation in the future.

Exelon is currently evaluating the potential impacts of RPS legislation on its businesses.

Costs

At December 31, 2004, ComEd, PECO and Generation had accrued $61 million, $47 million and $16 million, respectively, for various environmental investigation and remediation. These costs include approximately $55 million at ComEd and $41 million at PECO for former MGP sites as described above. ComEd, PECO and Generation cannot currently predict whether they will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by ComEd, PECO and Generation, environmental agencies or others, or whether all such costs will be recoverable through rates or from third parties.

The budgets for expenditures in 2005 at ComEd, PECO and Generation for compliance with environmental requirements total approximately $8 million, $8 million and $7 million, respectively. In addition, ComEd, PECO and Generation may be required to make significant additional expenditures not presently determinable.

Security

Exelon does not know the impact that future terrorist attacks or threats of terrorism may have on the electric and gas industry in general and on Exelon in particular. Exelon has initiated security measures to safeguard its employees and critical operations from threats of terrorism and is actively participating in industry initiatives to identify methods to maintain the reliability of Exelon’s energy production and delivery systems. Additionally, the energy industry is working with governmental authorities to ensure that emergency plans are in place and critical infrastructure vulnerabilities are addressed in order to maintain the reliability of the country’s energy systems. These measures will involve additional expenses to develop and implement, but will provide increased assurances as to Exelon’s ability to maintain critical operations.

Generation has met or exceeded all security measures mandated by the NRC for nuclear plants. On a continuing basis, Exelon is evaluating enhanced security measures at certain critical locations, enhanced response, and recovery plans and assessing long-term design changes and redundancy measures.

Other Subsidiaries of ComEd and PECO with Publicly Held Securities

ComEd Transitional Funding Trust (ComEd Funding Trust), a Delaware statutory trust, was formed on October 28, 1998, pursuant to a trust agreement among First Union Trust Company, National Association, now Wachovia Bank, National Association, as Delaware trustee, and two individual trustees appointed by ComEd. ComEd Funding LLC, a special purpose Delaware limited liability company, was organized on July 21, 1998. ComEd Funding Trust was created for the sole purpose of issuing transitional funding notes to securitize intangible transition property granted to ComEd Funding LLC, a ComEd affiliate, by an ICC order issued July 21, 1998. On December 16, 1998, ComEd Funding Trust issued $3.4 billion of transitional funding notes, the proceeds of which were used to purchase the intangible transition property held by ComEd Funding LLC. ComEd Funding LLC transferred the proceeds to ComEd where they were used, among other things, to repurchase outstanding debt and equity securities of ComEd. The transitional funding notes are solely obligations of ComEd Funding Trust and are secured by the intangible transition property, which represents the right to receive instrument funding charges collected from ComEd’s customers. The instrument funding charges represent a non-bypassable, usage-based, per kWh charge on designated consumers of electricity.

ComEd Financing II, a Delaware statutory trust, was formed by ComEd on November 20, 1996. ComEd Financing II was created solely for the purpose of issuing and selling preferred and common securities. On January 24, 1997, ComEd Financing Trust II issued $150 million of trust preferred securities, carrying an annual distribution rate of 8.50%, which are mandatorily redeemable on January 15, 2027. ComEd is the sole owner of all of the common securities of ComEd Financing Trust II. The sole assets of ComEd Financing II are $155 million principal amount of 8.50% subordinated deferrable interest debentures due January 15, 2027, issued by ComEd.

ComEd Financing III, a Delaware statutory trust, was formed by ComEd on September 5, 2002. ComEd Financing III was created for the sole purpose of issuing and selling preferred and common securities. On March 17, 2003, ComEd Financing III issued $200 million of trust preferred securities, carrying an annual distribution rate of 6.35%, which are mandatorily redeemable on March 15, 2033. ComEd is the sole owner of all of the common securities of ComEd Financing Trust III. The sole assets of ComEd Financing III are $206 million principal amount of 6.35% subordinated deferrable interest debentures due March 15, 2033, issued by ComEd.

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

PECO Energy Capital Corp., a wholly owned subsidiary of PECO (PECC), is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (PEC L.P.). PEC L.P. was created solely for the purpose of issuing preferred securities, representing limited partnership interests and lending the proceeds thereof to PECO and entering into similar financing arrangements. The loans to PECO are evidenced by PECO’s deferrable interest subordinated debentures (Subordinated Debentures), which are the only assets of PEC L.P. The only revenues of PEC L.P. are interest on the Subordinated Debentures. All of the operating expenses of PEC L.P. are paid by PECC. As of

December 31, 2004, PEC L.P. held $81 million aggregate principal amount of the Subordinated Debentures.

PECO Energy Capital Trust III (PECO Trust III), a Delaware statutory trust, was formed by PECO in April 1998. PECO Trust III was created solely for the purpose of issuing $78 million trust receipts (Trust III Receipts) each representing a 7.38% Cumulative Preferred Security, Series D (Series D Preferred Securities) of PEC L.P. PEC L.P. is the sponsor of PECO Trust III. As of December 31, 2004, PECO Trust III had outstanding 78,105 Trust III Receipts. At December 31, 2004, the assets of PECO Trust III consisted solely of 78,105 Series D Preferred Securities with an aggregate stated liquidation preference of $81 million.

PECO Energy Capital Trust IV (PECO Trust IV), a Delaware statutory trust, was formed by PECO in May 2003. PECO Trust IV was created solely for the purpose of issuing and selling preferred and common securities. On June 17, 2003, PECO Trust IV issued $100 million of trust preferred securities, carrying an annual distribution rate of 5.75%, which are mandatorily redeemable on June 15, 2033. PECO is the sole owner of all of the common securities of the PECO Trust IV. The sole assets of PECO Trust IV are $103 million principal amount of 5.75% subordinated debentures issued by PECO.

The financing trusts discussed above were deconsolidated from the financial statements of Exelon, ComEd and PECO in 2003. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for additional information.

Executive Officers of the Registrants at December 31, 2004

Exelon

Name	Age	Position
Rowe, John W.	59	Chairman, Chief Executive Officer and President
Clark, Frank M.	59	Executive Vice President and Chief of Staff
McLean, Ian P.	55	Executive Vice President
Mehrberg, Randall E.	49	Executive Vice President and General Counsel
Moler, Elizabeth A.	55	Executive Vice President
Shapard, Robert S.	49	Executive Vice President and Chief Financial Officer
Skolds, John L.	54	Executive Vice President
Snodgrass, S. Gary	53	Executive Vice President and Chief Human Resources Officer
Strobel, Pamela B.	52	Executive Vice President and Chief Administrative Officer
Young, John F.	48	Executive Vice President
Hilzinger, Matthew F.	41	Vice President and Corporate Controller

ComEd

Name	Age	Position
Rowe, John W.	59	Chairman, Chief Executive Officer and President, Exelon, and Chair and Director
Shapard, Robert S.	49	Executive Vice President and Chief Financial Officer, Exelon, and Director
Snodgrass, S. Gary	53	Executive Vice President and Chief Human Resources Officer, Exelon, and Director
Skolds, John L.	54	President, Exelon Energy Delivery, and Director
Clark, Frank M.	59	President and Director
Gillis, Ruth Ann M.	50	Executive Vice President
Mitchell, J. Barry	56	Senior Vice President, Treasurer and Chief Financial Officer
Hilzinger, Matthew F.	41	Vice President and Corporate Controller, Exelon

PECO

Name	Age	Position
Rowe, John W.	59	Chairman, Chief Executive Officer and President, Exelon, and Director
Shapard, Robert S.	49	Executive Vice President and Chief Financial Officer, Exelon, and Director
Skolds, John L.	54	President, Exelon Energy Delivery, and Director
O’Brien, Denis P.	44	President and Director
Mitchell, J. Barry	56	Senior Vice President, Treasurer and Chief Financial Officer
Hilzinger, Matthew F.	41	Vice President and Corporate Controller, Exelon

Generation

Name	Age	Position
Rowe, John W.	59	Chairman, Chief Executive Officer and President, Exelon
Shapard, Robert S.	49	Executive Vice President and Chief Financial Officer, Exelon
Young, John F.	48	Executive Vice President, Exelon, and President
McLean, Ian P.	55	Executive Vice President, Exelon, and President, Power Team
Crane, Christopher M.	46	Senior Vice President, Exelon, and President and Chief Nuclear Officer, Exelon Nuclear
Schiavoni, Mark A.	49	Senior Vice President and President, Exelon Power
Mitchell, J. Barry	56	Senior Vice President, Treasurer and Chief Financial Officer
Veurink, Jon D.	40	Vice President and Controller

Each of the above executive officers holds such office at the discretion of the respective company’s board of directors until his or her replacement or earlier resignation, retirement or death.

Prior to his election to his listed position, Mr. Rowe was President and Co-Chief Executive of Exelon, Co-Chief Executive Officer of ComEd and President, Co-Chief Executive Officer of PECO; and Chairman, President and Chief Executive Officer of ComEd and Unicom. Mr. Rowe was elected as an officer of Exelon effective October 20, 2000.

Prior to his election to his listed position, Mr. Clark was Senior Vice President, Distribution Customer and Marketing Services and External Affairs of ComEd; Senior Vice President of ComEd and Unicom; Vice President of ComEd; Governmental Affairs Vice President; and Governmental Affairs Manager. Mr. Clark was elected as an officer of Exelon effective October 20, 2000.

Prior to his election to his listed position, Mr. McLean was Senior Vice President of Exelon; President of the Power Team division of PECO; and Group Vice President of Engelhard Corporation. Mr. McLean was elected as an officer of Exelon effective October 20, 2000.

Prior to his election to his listed position, Mr. Mehrberg was Senior Vice President of Exelon; an equity partner with the law firm of Jenner & Block; and General Counsel and Lakefront Director of the Chicago Park District. Mr. Mehrberg was elected as an officer effective December 3, 2001.

Prior to her election to her listed position, Ms. Moler was Senior Vice President, Government Affairs and Policy of Exelon; Senior Vice President of ComEd and Unicom; Director of Unicom and ComEd; Partner at the law firm of Vinson & Elkins, LLP; Deputy Secretary of the U.S. Department of Energy; and Chair of the Federal Energy Regulatory Commission. Ms. Moler was elected as an officer effective October 20, 2000.

Prior to his election to his listed position, Mr. Shapard was Executive Vice President and Chief Financial Officer of Covanta Energy Corporation; Executive Vice President and Chief Financial Officer of Ultramar Diamond Shamrock; Chief Executive Officer of TSU Australia, Ltd., and Vice President, Finance and Treasurer at TXU. Mr. Shapard was elected as an officer effective October 21, 2002.

Prior to his election to his listed position, Mr. Skolds was Senior Vice President, Exelon, and President and Chief Nuclear Officer, Exelon Nuclear; and President and Chief Operating Officer of South Carolina Electric and Gas. Mr. Skolds was elected as an officer effective October 20, 2000.

Prior to his election to his listed position, Mr. Snodgrass was Chief Administrative Officer of Exelon; Senior Vice President of ComEd and Unicom; Vice President of ComEd and Unicom; and Vice President of USG Corporation. Mr. Snodgrass was elected as an officer effective October 20, 2000.

Prior to her election to her listed position, Ms. Strobel was Vice Chairman of ComEd; Vice Chairman of PECO; Executive Vice President and General Counsel of ComEd and Unicom; Senior Vice President and General Counsel of ComEd and Unicom; and Vice President and General Counsel of ComEd. Ms. Strobel was elected as an officer effective October 20, 2000.

Prior to his election to his listed position, Mr. Young was President of Exelon Power; Senior Vice President of Sierra Pacific Resources Corporation; President of Avalon Consulting; and Executive Vice President of Southern Generation. Mr. Young was elected as an officer effective March 3, 2003.

Prior to his election to his listed position, Mr. Hilzinger was Executive Vice President and Chief Financial Officer of Credit Acceptance Corporation; Vice President, Controller of Kmart Corporation; Divisional Vice President, Strategic Planning and Financial Reporting of Kmart Corporation; and Assistant Treasurer of Kmart Corporation. Mr. Hilzinger was elected as an officer effective April 15, 2002.

Prior to her election to her listed position, Ms. Gillis was Senior Vice President of Exelon; President of Business Services Company; Chief Financial Officer of Exelon; and Senior Vice President and Chief Financial Officer of Unicom Corporation. Ms. Gillis was elected as an officer effective October 20, 2000.

Prior to his election to his listed position, Mr. Mitchell was Vice President and Treasurer of Exelon; and Vice President, Treasury and Evaluation, and Treasurer of PECO. Mr. Mitchell was elected as an officer of Exelon effective October 20, 2000.

Prior to his election to his listed position, Mr. O’Brien was Executive Vice President of PECO; Vice President of Operations of PECO; Director of Transmission and Substations of PECO; and Director of BucksMont Region of PECO. Mr. O’Brien was elected as an officer effective January 1, 2001.

Prior to his election to his listed position, Mr. Crane was Vice President for Exelon Nuclear; and Vice President for BWR Operations of ComEd. Mr. Crane was elected as an officer effective December 27, 2000.

Prior to his election to his listed position, Mr. Schiavoni was Vice President of Operations; and Vice President of Northeast Operations of Exelon Power. Mr. Schiavoni was elected as an officer effective September 8, 2003.

Prior to his election to his listed position, Mr. Veurink was a partner at Deloitte & Touche LLP. Mr. Veurink was elected as an officer effective January 5, 2004.

ITEM 2.	PROPERTIES

Energy Delivery

The electric substations and a portion of the transmission rights of way are located on property owned by ComEd and PECO. A significant portion of the electric transmission and distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses, deemed satisfactory by ComEd and PECO but without examination of underlying land titles, have been obtained.

Transmission and Distribution

Energy Delivery’s higher voltage electric transmission lines owned and in service at December 31, 2004 were as follows:

	Voltage (Volts)	Circuit Miles
ComEd	765,000	90
	345,000	2,600
	138,000	2,866
	69,000	149
PECO	500,000	188	(a)
	220,000	541
	132,000	156
	66,000	153

(a)	In addition, PECO has a 22.00% ownership of 127 miles of 500,000 voltage lines located in Pennsylvania and a 42.55% ownership of 151 miles of 500,000 voltage lines located in Delaware and New Jersey.

ComEd’s electric distribution system includes 43,700 circuit miles of overhead lines and 32,900 cable miles of underground lines. PECO’s electric distribution system includes 12,150 circuit miles of overhead lines and 15,389 cable miles of underground lines.

Gas

The following table sets forth PECO’s gas pipeline miles at December 31, 2004:

Pipeline Miles
Transmission	31
Distribution	6,457
Service piping	5,282

Total	11,770

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

Insurance

ComEd and PECO maintain property insurance against loss or damage to Energy Delivery’s properties by fire or other perils, subject to certain exceptions. For its insured losses, ComEd and PECO are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the consolidated financial condition or results of operations of ComEd or PECO.

Generation

The following table sets forth Generation’s owned net electric generating capacity by station at December 31, 2004. The table does not include properties held by equity method investments:

Station	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (f)	Net Generation (b) Capacity (MW)
Nuclear (c)
Braidwood	Braidwood, IL	2		Uranium	Base-load	2,363
Byron	Byron, IL	2		Uranium	Base-load	2,336
Clinton	Clinton, IL	1		Uranium	Base-load	1,030
Dresden	Morris, IL	2		Uranium	Base-load	1,742
LaSalle	Seneca, IL	2		Uranium	Base-load	2,288
Limerick	Limerick Twp., PA	2		Uranium	Base-load	2,309
Oyster Creek	Forked River, NJ	1		Uranium	Base-load	625
Peach Bottom	Peach Bottom Twp., PA	2	50.00	Uranium	Base-load	1,131	(d)
Quad Cities	Cordova, IL	2	75.00	Uranium	Base-load	1,121	(d)
Salem	Hancock’s Bridge, NJ	2	42.59	Uranium	Base-load	969	(d)
Three Mile Island	Londonderry Twp, PA	1		Uranium	Base-load	837

						16,751
Fossil (Steam Turbines)
Batavia	Batavia, NY	1	50.00	Gas	Intermediate	26	(e)
Conemaugh	New Florence, PA	2	20.72	Coal	Base-load	352	(d)
Cromby 1	Phoenixville, PA	1		Coal	Base-load	144
Cromby 2	Phoenixville, PA	1		Oil/Gas	Intermediate	201
Eddystone 1, 2	Eddystone, PA	2		Coal	Base-load	581
Eddystone 3, 4	Eddystone, PA	2		Oil/Gas	Intermediate	760
Fairless Hills	Falls Twp, PA	2		Landfill Gas	Peaking	60
Handley 1, 2, 4, 5	Fort Worth, TX	4		Gas	Peaking	1,041
Handley 3	Fort Worth, TX	1		Gas	Intermediate	400
Keystone	Shelocta, PA	2	20.99	Coal	Base-load	358	(d)
Independence	Oswego, NY	1	50.00	Gas	Base-load	514	(e)
Massena	Massena, NY	1	50.00	Oil/Gas	Intermediate	34	(e)
Mountain Creek 2, 3, 6, 7	Dallas, TX	4		Gas	Peaking	343
Mountain Creek 8	Dallas, TX	1		Gas	Intermediate	550
New Boston 1	South Boston, MA	1		Gas	Intermediate	353
Ogdensburg	Ogdensburg, NY	1	50.00	Oil/Gas	Intermediate	36	(e)
Schuylkill	Philadelphia, PA	1		Oil	Peaking	166
Sterling	Sherrill, NY	1	50.00	Gas	Intermediate	28	(e)
Wyman	Yarmouth, ME	1	5.89	Oil	Intermediate	36	(d)

						5,983

(continued on next page)

Station (continued)	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (f)	Net Generation (b) Capacity (MW)
Fossil (Combustion Turbines)
Chester	Chester, PA	3		Oil	Peaking	39
Croydon	Bristol Twp., PA	8		Oil	Peaking	384
Delaware	Philadelphia, PA	4		Oil	Peaking	56
Eddystone	Eddystone, PA	4		Oil	Peaking	60
Falls	Falls Twp., PA	3		Oil	Peaking	51
Framingham	Framingham, MA	3		Oil	Peaking	30
LaPorte	Laporte, TX	4		Gas	Peaking	160
Medway	West Medway, MA	3		Oil	Peaking	110
Moser	Lower Pottsgrove Twp., PA	3		Oil	Peaking	51
New Boston	South Boston, MA	1		Gas	Peaking	13
Pennsbury	Falls Twp., PA	2		Landfill Gas	Peaking	6
Richmond	Philadelphia, PA	2		Oil	Peaking	96
Salem	Hancock’s Bridge, NJ	1	42.59	Oil	Peaking	16	(d)
Schuylkill	Philadelphia, PA	2		Oil	Peaking	30
Southeast Chicago	Chicago, IL	8	71.00	Gas	Peaking	222	(d)
Southwark	Philadelphia, PA	4		Oil	Peaking	52

						1,376
Fossil (Internal Combustion/Diesel)
Conemaugh	New Florence, PA	4	20.72	Oil	Peaking	2	(d)
Cromby	Phoenixville, PA	1		Oil	Peaking	3
Delaware	Philadelphia, PA	1		Oil	Peaking	3
Keystone	Shelocta, PA	4	20.99	Oil	Peaking	2	(d)
Schuylkill	Philadelphia, PA	1		Oil	Peaking	3

						13
Hydroelectric
Conowingo	Harford Co. MD	11		Hydroelectric	Base-load	536
Muddy Run	Lancaster, PA	8		Hydroelectric	Intermediate	1,072
Allegheny	Ford City, PA	4	50.00	Hydroelectric	Intermediate	25	(e)

						1,633

Total		138				25,756

(a)	100%, unless otherwise indicated.
(b)	For nuclear stations, except Salem, capacity reflects the annual mean rating. All other stations, including Salem, reflect a summer rating.
(c)	All nuclear stations are boiling water reactors except Braidwood, Byron, Salem and Three Mile Island, which are pressurized water reactors.
(d)	Net generation capacity is stated at proportionate ownership share.
(e)	Properties are owned by Sithe. Sithe was consolidated by Generation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R) and capacity is shown at Generation’s percentage of ownership as of December 31, 2004. See Note 3 of Exelon’s and Generation’s Notes to Consolidated Financial Statements for additional information related to Sithe. As of January 31, 2005, Generation no longer holds an interest in Sithe. See Note 25 of Exelon’s and Note 20 of Generation’s Notes to Consolidated Financial Statements for further information regarding the sale of the investment in Sithe.
(f)	Base-load units are plants that normally operate to take all or part of the minimum continuous load of a system, and consequently produce electricity at an essentially constant rate. Intermediate units are plants that normally operate to take load of a system during the day time higher load hours, and consequently produce electricity by cycling on and off daily. Peaking units are plants that usually house low-efficiency, quick response steam units, gas turbines, diesels, or pumped-storage hydroelectric equipment normally used during the maximum load periods.

The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities.

Generation maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. For additional information regarding nuclear insurance of generating facilities, see ITEM 1. Business—Generation. For its insured losses, Generation is self-insured to the extent that losses are within the property deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on Generation’s consolidated financial condition and results of operations.

ITEM 3.	LEGAL PROCEEDINGS

ComEd

Retail Rate Law. In 1996, three developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. On November 25, 2002, the court granted the developers’ motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment and Illinois from denying ComEd a tax credit on account of such purchases. On March 9, 2004, the Illinois Appellate Court reversed the trial court. The Appellate Court held that the 1996 law does apply to the developers’ facilities and, therefore, they are not entitled to subsidized payments. The Court expressly ruled that the breach of contract claims against ComEd are dismissed with prejudice. Two of the developers sought review of the Appellate Court’s decision by the Illinois Supreme Court. On May 26, 2004, the Supreme Court declined to hear the earlier-filed of the two appeals. On October 6, 2004, the Supreme Court declined to hear the final appeal. The time for further appeals has now passed. Related claims remain pending in the trial court.

PECO and Generation

Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). Generation is involved in real estate tax appeals for 2000 through 2004, also regarding the valuation of its Limerick and Peach Bottom plants and Quad Cities Station (Rock Island County, IL), Three Mile Island Nuclear Station (Dauphin County, PA) and Oyster Creek Nuclear Generating Station (Forked River, NJ).

Generation

Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter, seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions. In connection with Exelon’s 2001 corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred by ComEd to Generation.

Several of the actions resulted in nominal jury verdicts or were settled or dismissed. One action resulted in an award for the plaintiffs of a more substantial amount, but was reversed on April 22, 2003 by the Tenth Circuit Court of Appeals and remanded for retrial. An appeal by the plaintiffs to the United States Supreme Court was denied on November 10, 2003. In October 2004, a settlement of the claims of all Cotter plaintiffs was reached and approved by the Federal District Court in Colorado. This settlement amount approximated Generation’s reserve for this matter. Settlements with the two primary Cotter insurers were also concluded, under which they paid Generation approximately $20 million, which covered the amount previously reserved as well as certain other costs incurred by Generation related to this matter. Neither of these settlements affects the environmental liability associated with the West Lake Landfill. For additional information, see ITEM 1. Environmental Regulation.

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

Exelon, ComEd, PECO and Generation

None.

PART II

(Dollars in million except per share data, unless otherwise noted)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Exelon

Exelon’s common stock is listed on the New York Stock Exchange. See Note 24 of Exelon’s Notes to Consolidated Financial Statements for the high and low sales prices, closing prices and dividends for Exelon’s common stock for 2004 and 2003 on a per share basis. As of January 31, 2005, there were 664,807,122 shares of common stock outstanding and approximately 166,575 shareholders of common stock of record.

On January 27, 2004, the Exelon Board of Directors approved a 2-for-1 stock split of Exelon’s common stock. The distribution date was May 5, 2004. The authorized common stock was increased from 600,000,000 shares with no par value to 1,200,000,000 shares with no par value. The share and per-share amounts related to Exelon included in this Form 10-K have been adjusted for all periods presented to reflect the stock split.

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2004	11,396	$36.85	—	(b	)
November 1—November 30, 2004	220,287	40.47	—	(b	)
December 1—December 31, 2004	1,750	41.87	—	(b	)

Total	233,433	40.31	—	(b	)

(a)	Shares other than those purchased as a part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares and shares repurchased from an executive upon retirement from Exelon.
(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

ComEd

As of January 31, 2005, there were outstanding 127,016,502 shares of common stock, $12.50 par value, of ComEd, of which 127,002,904 shares were held by Exelon. At January 31, 2005, in addition to Exelon, there were 275 holders of ComEd common stock. There is no established market for shares of the common stock of ComEd.

PECO

As of January 31, 2005, there were outstanding 170,478,507 shares of common stock, without par value, of PECO, all of which were held by Exelon.

Generation

As of January 31, 2005, Exelon held the entire membership interest in Generation.

Exelon, ComEd, PECO and Generation

Dividends

Under applicable Federal law, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO or Generation may limit the dividends that these companies can distribute to Exelon.

Under Illinois law, ComEd may not pay any dividend on its stock unless, among other things, “[its] earnings and earned surplus are sufficient to declare and pay same after provision is made for reasonable and proper reserves,” or unless it has specific authorization from the ICC. At December 31, 2004, Exelon had retained earnings of $3.3 billion, which includes ComEd’s retained earnings of $1,102 million (all of which had been appropriated for future dividends), PECO’s retained earnings of $607 million and Generation’s undistributed earnings of $761 million.

The following table sets forth Exelon’s quarterly cash dividends paid during 2004 and 2003:

	2004				2003
(per share)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Exelon	$0.400	$0.305	$0.275	$0.275	$0.250	$0.250	$0.230	$0.230

The following table sets forth ComEd’s and PECO’s quarterly common dividend payments and Generation’s quarterly distributions:

	2004				2003
(in millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
ComEd	$137	$113	$104	$103	$95	$95	$90	$121
PECO	115	96	90	90	79	79	75	90
Generation	335	61	55	54	73	71	45	—

On January 27, 2004, the Exelon Board of Directors declared a quarterly dividend of $0.275 per share on Exelon’s common stock. On July 27, 2004, the Exelon Board of Directors declared a quarterly dividend of $0.305 per share on Exelon’s common stock and approved a policy of targeting a dividend payout ratio of 50 to 60% of ongoing earnings and authorized a plan to achieve that level of payout for the full year of 2005. The actual dividend payout rate depends on Exelon achieving its objectives, including meeting cash flow targets and strengthening its balance sheet. On October 19, 2004 and January 25, 2005, the Exelon Board of Directors approved quarterly dividends of $0.40 per share, reflecting an annual dividend of $1.60 per share. The Board of Directors must approve the dividends each quarter after review of Exelon’s financial condition at that time.

The Merger Agreement between Exelon and PSEG provides that, subject to applicable law and the fiduciary duties of its board of directors, Exelon will increase its quarterly dividend so that the first dividend paid after completion of the Merger is an amount equal, on an exchange ratio adjusted basis, to the dividend PSEG shareholders received in the quarter immediately prior to completion of the Merger, up to a maximum of $0.47 per share of Exelon common stock (the lesser of $0.47 and the amount required to equal PSEG’s dividend on an exchange ratio adjusted basis being referred to as the threshold amount (threshold amount)). Exelon has agreed that as close to 30 days prior to the anticipated closing of the Merger as reasonably practicable, it will notify PSEG of what it believes its first quarterly dividend following completion of the Merger will be. If that dividend is less than the threshold amount, PSEG may make a one time special cash dividend to its shareholders equal to the amount of the difference between the dividend Exelon has informed PSEG it will pay and the threshold amount on an exchange ratio adjusted basis.

ComEd may not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debt securities which were issued to ComEd Financing II and ComEd Financing III (the Financing Trusts); (2) it defaults on its guarantee of the payment of distributions on the preferred trust securities of the Financing Trusts; or (3) an event of default occurs under the Indenture under which the subordinated debt securities are issued (see ITEM 1. Business—Other Subsidiaries of ComEd and PECO with Publicly Held Securities). As of December 31, 2004, ComEd had appropriated $1,102 million of retained earnings for future dividend payments.

PECO’s Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its retained earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 2004, such capital was $2.8 billion and amounted to about 32 times the liquidating value of the outstanding preferred stock of $87 million.

PECO may not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debentures which were issued to PEC L.P. or PECO Trust IV; (2) it defaults on its guarantee of the payment of distributions on the Series D Preferred Securities of PEC L.P. or the preferred trust securities of PECO Trust IV; or (3) an event of default occurs under the Indenture under which the subordinated debentures are issued (see ITEM 1. Business—Other Subsidiaries of ComEd and PECO with Publicly Held Securities).

ITEM 6. SELECTED FINANCIAL DATA

Exelon

The selected financial data presented below has been derived from the audited consolidated financial statements of Exelon. This data is qualified in its entirety by reference to and should be read in conjunction with Exelon’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in ITEM 7 of this Report on Form 10-K.

Results for 2000 reflect the effects of the merger of Exelon Corporation, Unicom and PECO on October 20, 2000. That merger was accounted for using the purchase method of accounting with PECO as the acquiring company. Accordingly, financial results for 2000 consist of PECO’s results for 2000 and Unicom’s results after October 20, 2000.

	For the Years Ended December 31,
in millions, except for per share data	2004	2003	2002	2001	2000
Statement of Income data:
Operating revenues	$14,515	$15,812	$14,955	$14,918	$7,499
Operating income	3,433	2,277	3,299	3,362	1,527
Income before cumulative effect of changes in accounting principles	$1,841	$793	$1,670	$1,416	$562
Cumulative effect of changes in accounting principles (net of income taxes)	23	112	(230)	12	24

Net income	$1,864	$905	$1,440	$1,428	$586

Earnings per average common share (diluted):
Income before cumulative effect of changes in accounting principles	$2.75	$1.21	$2.57	$2.19	$1.38
Cumulative effect of changes in accounting principles (net of income taxes)	0.03	0.17	(0.35)	0.02	0.06

Net income	$2.78	$1.38	$2.22	$2.21	$1.44

Dividends per common share	$1.26	$0.96	$0.88	$0.91	$0.46

Average shares of common stock outstanding—diluted	669	657	649	645	408

	December 31,
in millions	2004	2003	2002	2001	2000
Balance Sheet data:
Current assets	$3,926	$4,561	$4,125	$3,735	$4,151
Property, plant and equipment, net	21,482	20,630	17,957	14,665	15,914
Noncurrent regulatory assets	4,790	5,226	5,546	5,774	6,045
Goodwill	4,705	4,719	4,992	5,335	5,186
Other deferred debits and other assets	7,867	6,800	5,249	5,460	5,378

Total assets	$42,770	$41,936	$37,869	$34,969	$36,674

Current liabilities	$4,882	$5,720	$5,874	$4,370	$4,993
Long-term debt, including long-term debt to financing trusts (a)	12,148	13,489	13,127	12,879	12,958
Regulatory liabilities	2,204	1,891	486	225	1,888
Other deferred credits and other liabilities	13,984	12,246	9,968	8,749	8,959
Minority interest	42	—	77	31	31
Preferred securities of subsidiaries (a)	87	87	595	613	630
Shareholders’ equity	9,423	8,503	7,742	8,102	7,215

Total liabilities and shareholders’ equity	$42,770	$41,936	$37,869	$34,969	$36,674

(a)	The mandatorily redeemable preferred securities of ComEd and PECO were reclassified as long-term debt to financing trusts in 2003 in accordance with FIN 46-R and FIN 46, “Consolidation of Variable Interest Entities” (FIN 46).

ComEd

The selected financial data presented below has been derived from the audited consolidated financial statements of ComEd. This data is qualified in its entirety by reference to and should be read in conjunction with ComEd’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in ITEM 7 of this Report on Form 10-K.

ComEd was the principal subsidiary of Unicom prior to the merger with Exelon on October 20, 2000. The merger was accounted for using the purchase method of accounting in accordance with GAAP. The effects of the purchase method were reflected in the consolidated financial statements of ComEd as of October 20, 2000. Accordingly, ComEd’s consolidated financial statements presented for the period after that merger reflect a new basis of accounting. The information for the year ended 2000 is presented for the periods before and after the merger.

	For the Years Ended December 31,				Oct. 20 - Dec. 31 2000	Jan. 1 - Oct. 19 2000
(in millions)	2004	2003	2002	2001
Statement of Income data:
Operating revenues	$5,803	$5,814	$6,124	$6,206	$1,310	$5,702
Operating income	1,617	1,567	1,766	1,594	338	1,048
Income before cumulative effect of changes in accounting principles	$676	$702	$790	$607	$133	$599
Cumulative effect of a change in accounting principle (net of income taxes)	—	5	—	—	—	—

Net income	$676	$707	$790	$607	$133	$599

	December 31,
(in millions)	2004	2003	2002	2001	2000
Balance Sheet data:
Current assets	$1,196	$1,313	$1,049	$1,025	$2,172
Property, plant and equipment, net	9,463	9,096	8,689	8,243	10,655
Goodwill, net	4,705	4,719	4,916	4,902	4,766
Other deferred debits and other assets	2,077	2,837	1,662	1,682	4,493

Total assets	$17,441	$17,965	$16,316	$15,852	$22,086

Current liabilities	$1,764	$1,557	$2,023	$1,797	$1,723
Long-term debt, including long-term debt to financing trusts (a)	4,282	5,887	5,268	5,850	6,882
Regulatory liabilities	2,204	1,891	486	225	1,888
Other deferred credits and other liabilities	2,451	2,288	2,451	2,568	5,082
Mandatorily redeemable preferred securities of subsidiary trusts (a)	—	—	330	329	328
Shareholders’ equity	6,740	6,342	5,758	5,083	6,183

Total liabilities and shareholders’ equity	$17,441	$17,965	$16,316	$15,852	$22,086

(a)	Due to the adoption of FIN 46-R in 2003, the mandatorily redeemable preferred securities were reclassified as long-term debt to financing trusts as of December 31, 2003.

PECO

The selected financial data presented below has been derived from the audited consolidated financial statements of PECO. This data is qualified in its entirety by reference to and should be read in conjunction with PECO’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in ITEM 7 of this Report on Form 10-K.

	For the Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000
Statement of Income data:
Operating revenues	$4,487	$4,388	$4,333	$3,965	$5,950
Operating income	1,014	1,056	1,093	999	1,222
Income before cumulative effect of a change in accounting principle	$455	$473	$486	$425	$483
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	—	—	24

Net income	$455	$473	$486	$425	$507

Net income on common stock	$452	$468	$478	$415	$497

	December 31,
(in millions)	2004	2003	2002	2001	2000
Balance Sheet data:
Current assets	$773	$696	$927	$813	$1,779
Property, plant and equipment, net	4,329	4,256	4,159	4,039	5,138
Noncurrent regulatory assets	4,790	5,226	5,546	5,774	6,046
Other deferred debits and other assets	241	232	88	112	1,813

Total assets	$10,133	$10,410	$10,720	$10,738	$14,776

Current liabilities	$794	$713	$1,538	$1,335	$2,974
Long-term debt, including long-term debt to financing trusts (a)	4,628	5,239	4,951	5,438	6,002
Deferred credits and other liabilities	3,313	3,442	3,342	3,358	3,860
Mandatorily redeemable preferred securities of subsidiary trusts (a)	—	—	128	128	128
Mandatorily redeemable preferred stock		—	—	19	37
Shareholders’ equity	1,398	1,016	761	460	1,775

Total liabilities and shareholders’ equity	$10,133	$10,410	$10,720	$10,738	$14,776

(a)	Due to the adoptions of FIN 46 and FIN 46-R in 2003, the mandatorily redeemable preferred securities were reclassified as long-term debt to financing trusts in 2003.

Generation

The selected financial data presented below has been derived from the audited consolidated financial statements of Generation. This data is qualified in its entirety by reference to and should be read in conjunction with Generation’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in ITEM 7 of this Report on Form 10-K.

The consolidated financial statements of Generation as of December 31, 2000 and for the year then ended present the financial position, results of operations and net cash flows of the generation- related business of Exelon prior to its corporate restructuring on January 1, 2001. The results of operations for Exelon Energy Company are not included in periods prior to 2004.

	For the Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000
Statement of Income data:
Operating revenues	$7,938	$8,135	$6,858	$6,826	$3,274
Operating income (loss)	1,030	(115)	509	872	441
Income (loss) before cumulative effect of changes in accounting principles	$641	$(241)	$387	$512	$260
Cumulative effect of changes in accounting principles (net of income taxes)	32	108	13	12	—

Net income (loss)	$673	$(133)	$400	$524	$260

	December 31,
(in millions)	2004	2003	2002	2001	2000
Balance Sheet data:
Current assets	$2,321	$2,438	$1,805	$1,435	$1,793
Property, plant and equipment, net	7,536	7,106	4,698	2,003	1,727
Deferred debits and other assets	6,581	5,105	4,402	4,700	4,742

Total assets	$16,438	$14,649	$10,905	$8,138	$8,262

Current liabilities	$2,416	$3,553	$2,594	$1,097	$2,176
Long-term debt	2,583	1,649	2,132	1,021	205
Deferred credits and other liabilities	8,356	6,488	3,226	3,212	3,271
Minority interest	44	3	54	—	—
Member’s equity	3,039	2,956	2,899	2,808	2,610

Total liabilities and member’s equity	$16,438	$14,649	$10,905	$8,138	$8,262

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Exelon, ComEd, PECO and Generation

The Critical Accounting Policies and Estimates and New Accounting Pronouncement sections presented below indicate the registrant or registrants to which each policy, estimate or accounting standard is applicable.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Management discusses these policies, estimates and assumptions within its Accounting and Disclosure Governance Committee on a regular basis and provides periodic updates on management decisions to the Audit Committee of the Exelon Board of Directors. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Further discussion of the application of these accounting policies can be found in the Registrants’ Notes to Consolidated Financial Statements.

Asset Retirement Obligations (Exelon, ComEd, PECO and Generation)

Nuclear Decommissioning (Exelon and Generation)

Generation must make significant estimates and assumptions in accounting for its obligation to decommission its nuclear generating plants in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).

SFAS No. 143 requires that Generation estimate the fair value of its obligation for the future decommissioning of its nuclear generating plants. To estimate that fair value, Generation uses a probability-weighted, discounted cash flow model considering multiple outcome scenarios based upon significant assumptions embedded in the following:

Decommissioning Cost Studies. Generation uses decommissioning cost studies prepared by a third party to provide a marketplace assessment of costs and the timing of decommissioning activities validated by comparison to current decommissioning projects and other third-party estimates.

Cost Escalation Studies. Cost escalation studies are used to determine escalation factors and are based on inflation indices for labor, equipment and materials, energy and low-level radioactive waste disposal costs.

Probabilistic Cash Flow Models. Generation’s probabilistic cash flow models include the assignment of probabilities to various cost levels and various timing scenarios. The probability of various timing scenarios incorporate the factors of current license lives, anticipated license renewals and the timing of DOE acceptance for disposal of spent nuclear fuel.

Discount Rates. The probability-weighted estimated cash flows using these various scenarios are discounted using credit-adjusted, risk-free rates applicable to the various businesses.

Changes in the assumptions underlying the foregoing items could materially affect the decommissioning obligation recorded and could affect future updates to the decommissioning obligation to be recorded in the consolidated financial statements. For example, the 20-year average cost escalation rates used in the current ARO calculation approximate 3% to 4%. A uniform increase in these escalation rates of 25 basis points would increase the total ARO recorded by Exelon by approximately 11% or more than $400 million. Under SFAS No. 143, the nuclear decommissioning obligation is adjusted on an ongoing basis due to the passage of time and revisions to either the timing or amount of the original estimate of undiscounted cash flows. For more information regarding the adoption and ongoing application of SFAS No. 143, see Note 1 and Note 14 of Exelon’s Notes to Consolidated Financial Statements.

Other Asset Retirement Obligations (Exelon, ComEd, PECO and Generation)

The FASB has issued an exposure draft of proposed interpretations of SFAS No. 143. The exposure draft addresses the accounting for conditional asset retirement obligations. The proposed guidance is not anticipated to have any impact on Generation’s asset retirement obligations for nuclear decommissioning but may result in the recording of liabilities at Exelon, ComEd, PECO and Generation for conditional legal obligations meeting the scope of the interpretation.

Asset Impairments (Exelon, ComEd, PECO and Generation)

Goodwill (Exelon and ComEd)

Exelon and ComEd had approximately $4.7 billion of goodwill recorded at December 31, 2004, which relates entirely to the goodwill recorded upon the acquisition of ComEd. Exelon and ComEd perform assessments for impairment of their goodwill at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. Application of the goodwill impairment test requires management’s judgments, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.

Exelon and ComEd performed their annual assessments of goodwill impairment as of November 1, 2004 and determined that goodwill was not impaired. Exelon assesses goodwill impairment at its Energy Delivery reporting unit; accordingly, a goodwill impairment charge at ComEd may not necessarily affect Exelon’s results of operations as the goodwill impairment test for Exelon considers the cash flows of the entire consolidated Energy Delivery business segment, which includes both ComEd and PECO.

In the assessments, Exelon and ComEd estimated the fair value of the Energy Delivery and ComEd reporting units using a probability-weighted, discounted cash flow model with multiple scenarios. The fair value determination is dependent on many sensitive, interrelated and uncertain variables, including changing interest rates, utility sector market performance, the capital structures of Energy Delivery and ComEd, market prices for power, post-2006 rate regulatory structures, operating and capital expenditure requirements, and other factors. Changes in assumptions regarding these variables or in the assessment of how they interrelate could produce a different impairment result, which could be material. For example, a hypothetical decrease of approximately 10% in Energy Delivery’s and ComEd’s expected discounted cash flows would result in no impairment at Exelon, but an estimated impairment of goodwill of approximately $1.7 billion at ComEd.

Long-Lived Assets (Exelon, ComEd, PECO and Generation)

Exelon, ComEd, PECO and Generation evaluate the carrying value of their long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. For the generation business, forecasting future cash flows requires assumptions regarding forecasted commodity prices for the sale of power and costs of fuel. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on the consolidated financial statements.

Investments (Exelon, ComEd, PECO and Generation)

Exelon, ComEd, PECO and Generation had approximately $6,066 million, $91 million, $109 million and $5,365 million, respectively, of investments, including investments held in nuclear decommissioning trust funds, recorded as of December 31, 2004. Exelon, ComEd, PECO and Generation consider investments to be impaired when a decline in fair value below cost is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, they evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as their intent and ability to hold the investment. The Registrants also consider specific adverse conditions related to the financial health of and business outlook for the investee.

Defined Benefit Pension and Other Postretirement Welfare Benefits (Exelon, ComEd, PECO and Generation)

Exelon sponsors defined benefit pension plans and postretirement welfare benefit plans applicable to essentially all ComEd, PECO, Generation and BSC employees and certain Enterprises employees. See Note 15 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the accounting for Exelon’s defined benefit pension plans and postretirement welfare benefit plans.

The costs of providing benefits under these plans are dependent on historical information such as employee age, length of service and level of compensation, and the actual rate of return on plan assets. Also, Exelon utilizes assumptions about the future, including the expected rate of return on plan assets, the discount rate applied to benefit obligations, rate of compensation increases and the anticipated rate of increase in health care costs.

The selection of key actuarial assumptions utilized in the measurement of the plan obligations and costs drives the results of the analysis and the resulting charges. The long-term expected rate of return on plan assets (EROA) assumption used in calculating pension cost was 9.00% in 2004 and 2003 compared to 9.50% for 2002. The weighted average EROA assumption used in calculating other postretirement benefit costs ranged from 8.33% to 8.35% in 2004 compared to 8.40% in 2003 and 8.80% for 2002. A lower EROA is used in the calculation of other postretirement benefit costs, as the other postretirement benefit trust activity is partially taxable while the pension trust activity is non-taxable. The Moody’s Aa Corporate Bond Index was used as the basis in selecting the discount rate for determining the plan obligations, using 5.75%, 6.25% and 6.75% at December 31, 2004, 2003 and 2002, respectively. The reduction in the discount rate is due to the decline in Moody’s Aa Corporate Bond Index in 2004 and 2003.

The following tables illustrate the effects of changing the major actuarial assumptions discussed above:

Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2004	Impact on Pension Liability at December 31, 2004	Impact on 2005 Pension Cost
Pension benefits
Decrease discount rate by 0.5%	$626	$535	$40
Decrease rate of return on plan assets by 0.5%	—	—	35

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2004	Impact on Postretirement Benefit Liability at December 31, 2004	Impact on 2005 Postretirement Benefit Cost
Postretirement benefits
Decrease discount rate by 0.5%	$174	$—	$17
Decrease rate of return on plan assets by 0.5%	—	—	5

Assumed health care cost trend rates also have a significant effect on the costs reported for Exelon’s postretirement benefit plans. To estimate the 2004 cost, Exelon assumed a health care cost trend rate of 10%, decreasing to an ultimate trend rate of 4.5% in 2011, compared to the 2003 assumption of 8.5%, decreasing to an ultimate trend rate of 4.5% in 2008. To estimate the 2005 cost, Exelon will assume a health care cost trend rate of 9%, decreasing to an ultimate trend rate of 5% in 2010. A one-percentage point change in assumed health care cost trend rates in 2004 would have the following effects:

Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$34
on postretirement benefit obligation	$327
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(28)
on postretirement benefit obligation	$(276)

The assumptions are reviewed at the beginning of each year during Exelon’s annual review process and at any interim remeasurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension amounts as they occur, or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded pension amounts and funding requirements could also change.

In 2004, Exelon incurred approximately $294 million in costs associated with its pension and postretirement benefit plans, including curtailment and settlement costs of $24 million. Although 2005 pension and postretirement benefit costs will depend on market conditions, Exelon believes that its pension and postretirement benefit costs will decrease in 2005 due to an anticipated contribution of approximately $2 billion to the pension plans, partially offset by an increase in postretirement benefit costs due to a change in the assumed healthcare cost trend rate. Depending on the timing of the pension contribution, the estimated net decrease in 2005 pension and postretirement benefit costs could range from approximately $30 million to approximately $120 million. If the contribution is made on July 1, 2005, the estimated net decrease in 2005 pension and postretirement benefit cost would be approximately $75 million.

Regulatory Accounting (Exelon, ComEd and PECO)

Exelon, ComEd and PECO account for their regulated electric and gas operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which requires Exelon, ComEd and PECO to reflect the effects of rate regulation in their financial statements. Use of SFAS No. 71 is applicable to utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2004, Exelon, ComEd and PECO have concluded that the operations of ComEd and PECO meet the criteria. If it is concluded in a future period that a separable portion of their businesses no longer meets the criteria, Exelon, ComEd and PECO are required to eliminate the financial statement effects of regulation for that part of their business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in their Consolidated Balance Sheets. The impact of not meeting the criteria of SFAS No. 71 could be material to the financial statements as a one-time extraordinary item and through impacts on continuing operations. See Note 5 and Note 2 of Exelon’s and ComEd’s Notes to Consolidated Financial Statements, respectively, for further information regarding regulatory issues.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2004, Exelon and PECO had recorded $4.8 billion of net regulatory assets within their Consolidated Balance Sheets. At December 31, 2004, Exelon and ComEd had recorded $2.2 billion of net regulatory liabilities within their Consolidated Balance Sheets. See Note 21 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities of Exelon, ComEd and PECO.

For each regulatory jurisdiction where they conduct business, Exelon, ComEd and PECO continually assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement. This assessment includes consideration of factors such as changes in applicable regulatory environments, recent rate orders to other regulated entities in the same jurisdiction, the status of any pending or potential deregulation legislation and the ability to recover costs through regulated rates.

The electric businesses of both ComEd and PECO are currently subject to rate freezes or rate caps that limit the opportunity to recover increased costs and the costs of new investment in facilities through rates during the rate freeze or rate cap period. Because the current rates include the recovery of existing regulatory assets and liabilities and rates in effect during the rate freeze or rate cap periods are expected to allow Exelon, ComEd and PECO to earn a reasonable rate of return during that period, management believes the existing regulatory assets and liabilities are probable of recovery. This determination reflects the current political and regulatory climate at the Federal level and in the states where ComEd and PECO do business but is subject to change in the future. If future recovery of costs ceases to be probable, the regulatory assets and liabilities would be recognized in current period earnings. A write-off of regulatory assets could limit the ability to pay dividends under PUHCA and state law.

Accounting for Derivative Instruments (Exelon, ComEd, PECO and Generation)

The Registrants enter into derivatives to manage their exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and changes in the fair value of outstanding debt. Generation utilizes derivatives with respect to energy transactions to manage the utilization of its available generating capability and provisions of wholesale energy to its affiliates. Generation also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Generation enters into energy-related derivatives for trading purposes. All of the Registrant’s derivative activities are in accordance with Exelon’s Risk Management Policy (RMP).

The Registrants account for derivative financial instruments under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases or normal sales exception. Derivatives recorded at fair value on the balance sheet are presented as current or noncurrent mark-to-market derivative assets or liabilities. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met, in which case those changes are recorded in earnings as an offset to the changes in fair value of the exposure being hedged or deferred in accumulated other comprehensive income and recognized in earnings as hedged transaction occur.

Normal Purchases and Normal Sales Exception. The availability of the normal purchases and normal sales exception is based upon the assessment of the ability and intent to deliver or take delivery of the underlying item. This assessment is based primarily on internal models that forecast customer demand and electricity and gas supply. These models include assumptions regarding customer load growth rates, which are influenced by the economy, weather and the impact of customer choice, and generating unit availability, particularly nuclear generating unit capability factors. Significant changes in these assumptions could result in these contracts not qualifying for the normal purchases and normal sales exception.

Energy Contracts. Identification of an energy contract as a qualifying cash-flow hedge requires Generation to determine that the contract is in accordance with the RMP, the forecasted future transaction is probable, and the hedging relationship between the energy contract and the expected future purchase or sale of energy is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. Internal models that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such an energy contract designated as a hedge. Generation reassesses its cash-flow hedges on a regular basis to determine if they continue to be effective and that the forecasted future transactions are probable. When a contract does not meet the effective or probable criteria of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133) hedge accounting is discontinued and changes in the fair value of the derivative are recorded through earnings.

As a part of accounting for derivatives, the Registrants make estimates and assumptions concerning future commodity prices, load requirements, interest rates, the timing of future transactions and their probable cash flows, the fair value of contracts and the expected changes in the fair value in deciding whether or not to enter into derivative transactions, and in determining the initial accounting treatment for derivative transactions. Generation uses quoted exchange prices to the extent they are available or external broker quotes in order to determine the fair value of energy contracts. When external prices are not available, Generation uses internal models to determine the fair value. These internal models include assumptions of the future prices of energy based on the specific market in which the energy is being purchased, using externally available forward market pricing curves for all periods possible under the pricing model. Generation uses the Black model, a standard industry valuation model, to determine the fair value of energy derivative contracts that are marked-to-market.

Interest-Rate Derivative Instruments. To determine the fair value of interest-rate swap agreements, the Registrants use external dealer prices or internal valuation models that utilize assumptions of available market pricing curves.

Depreciable Lives of Property, Plant and Equipment (Exelon, ComEd, PECO and Generation)

The Registrants have a significant investment in electric generation assets and electric and natural gas transmission and distribution assets. Depreciation of these assets is generally provided over their estimated service lives on a straight-line basis using the composite method. The estimation of service lives requires management judgment regarding the period of time that the assets will be in use. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Changes to depreciation estimates in future periods could have a significant impact on the amount of depreciation charged to the financial statements.

In 2001, Generation extended the estimated service lives of certain nuclear-fuel generating facilities based upon Generation’s intent to apply for license renewals for these facilities. While Generation expects to apply for and obtain approval of license renewals for these facilities, circumstances may arise that would prevent Generation from obtaining additional license renewals. A change in depreciation estimates resulting from Generation’s inability to receive additional license renewals could have a significant effect on Generation’s results of operations.

Accounting for Contingencies (Exelon, ComEd, PECO and Generation)

In the preparation of their financial statements, the Registrants make judgments regarding the future outcome of contingent events and record amounts that are probable and reasonably estimated based upon available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that the Registrants make in accounting for contingencies and the gains and losses that they record upon the ultimate resolution of these uncertainties have a significant effect on their financial statements. The accounting for taxation and environmental costs are further discussed below.

Taxation

The Registrants are required to make judgments regarding the potential tax effects of various financial transactions and ongoing operations to estimate their obligations to taxing authorities. These tax obligations include income, real estate, use and employment-related taxes, including taxes that are subject to ongoing appeals. Judgments include estimating reserves for potential adverse outcomes regarding tax positions that they have taken. The Registrants must also assess their ability to generate capital gains in future periods to realize tax benefits associated with capital losses previously generated or expected to be generated in future periods. Capital losses may be deducted only to the extent of capital gains realized during the year of the loss or during the three prior or five succeeding years. The Registrants do not record valuation allowances for deferred tax assets related to capital losses that the Registrants believe will be realized in future periods. Generation has recorded valuation allowances against certain deferred assets associated with capital losses due to the consolidation of Sithe. While the Registrants believe the resulting tax reserve balances as of December 31, 2004 reflect the probable expected outcome of these tax matters in accordance with SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 109, “Accounting for Income Taxes,” the ultimate outcome of such matters could result in favorable or unfavorable adjustments to their consolidated financial statements and such adjustments could be material.

Environmental Costs

As of December 31, 2004, Exelon, ComEd, PECO and Generation had accrued liabilities of $124 million, $61 million, $47 million and $16 million, respectively, for environmental investigation and remediation costs. These liabilities are based upon estimates with respect to the number of sites for which the Registrants will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of the remediation work. Where timing and costs of expenditures can be reliably estimated, amounts are discounted. These amounts represent $96 million, $55 million and $41 million, respectively, of the total accrued for Exelon, ComEd and PECO. Where timing and amounts cannot be reliably estimated, amounts are recognized on an undiscounted basis. Such amounts represent $28 million, $6 million, $6 million and $16 million, respectively, of the total accrued liabilities for Exelon, ComEd, PECO and Generation. Estimates can be affected by the factors noted above as well as by changes in technology, regulations or the requirements of local governmental authorities.

Severance Accounting (Exelon, ComEd, PECO and Generation)

The Registrants provide severance benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with the Registrants and compensation level. The Registrants accrue severance benefits that are considered probable and can be reasonably estimated in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43” (SFAS No. 112). A significant assumption in estimating severance charges is the determination of the number of positions to be eliminated. The Registrants base their estimates on their current plans and ability to determine the appropriate staffing levels to effectively operate their businesses. Exelon, ComEd, PECO and Generation recorded severance charges of $32 million, $10 million, $3 million and $2 million, respectively, in 2004 and severance charges of $135 million, $61 million, $16 million and $38 million, respectively, in 2003, related to personnel reductions. The Registrants may incur further severance costs if they identify additional positions to be eliminated. These costs will be recorded in the period in which the costs can be reasonably estimated.

Revenue Recognition (Exelon, ComEd, PECO and Generation)

Revenues related to the sale of energy are recorded when service is rendered or energy is delivered to customers. The determination of Energy Delivery’s and Exelon Energy Company’s energy sales to individual customers, however, is based on systematic readings of customer meters generally on a monthly basis. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and corresponding unbilled revenue is recorded. This unbilled revenue is estimated each month based on daily customer usage measured by generation or gas throughput volume, estimated customer usage by class, estimated losses of energy during delivery to customers and applicable customer rates. Customer accounts receivable of ComEd, PECO, and Generation included estimates of $275 million, $143 million, and $64 million, respectively, for unbilled revenue as of December 31, 2004 as a result of unread meters at ComEd, PECO and Exelon Energy Company. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period would increase unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, total operating revenues would remain materially unchanged.

The determination of Generation’s energy sales, excluding Exelon Energy Company, is based on estimated amounts delivered as well as fixed quantity sales. At the end of each month, amounts of energy delivered to customers during the month are estimated and the corresponding unbilled revenue is recorded. Customer accounts receivable of Exelon and Generation as of December 31, 2004 include unbilled energy revenues of $385 million related to unbilled energy sales of Generation. Increases in volumes delivered to the wholesale customers in the period would increase unbilled revenue.

Accounting for Ownership Interests in Variable Interest Entities (Exelon, ComEd, PECO and Generation)

At December 31, 2004, Exelon, through Generation, had a 50% interest in Sithe. In accordance with FIN 46-R, Exelon and Generation consolidated Sithe within their financial statements as of

March 31, 2004. The determination that Sithe qualified as a variable interest entity and that Generation was the primary beneficiary under FIN 46-R required analysis of the economic benefits accruing to all parties pursuant to their ownership interests supplemented by management’s judgment. Sithe’s total assets and total liabilities as of December 31, 2004 were $1,356 million and $1,289 million, respectively. As required by FIN 46-R, upon the occurrence of a future triggering event, such as a change in ownership, the Registrant would reassess their investments to determine if they continue to qualify as the primary beneficiary. See Notes 3 and 25 of Exelon’s Notes to Consolidated Financial Statements for a discussion of the sale of Generation’s interest in Sithe, which was completed on January 31, 2005. Subsequent to the sale, Sithe will no longer be consolidated within the financial statements of Exelon or Generation.

In addition to Sithe, the Registrants reviewed other entities with which they have business relationships to determine if those entities were variable interest entities that should be consolidated under FIN 46-R and concluded that those entities should not be consolidated within the financial statements.

Exelon

Executive Overview

Financial Results. Exelon’s net income was $1,864 million in 2004 as compared to $905 million in 2003 and diluted earnings per average common share were $2.78 for 2004 as compared to $1.38 for 2003, primarily as a result of increased net income at Generation, lower losses at Enterprises and several significant charges in 2003 that did not recur in 2004, partially offset by decreased net income at Energy Delivery. Key drivers included the following:

•	Increased net income at Generation—Generation provided net income of $673 million in 2004 compared to a net loss of $151 million in 2003. The increase in Generation’s net income reflects improved wholesale prices in 2004, the inclusion of a full year of AmerGen’s results in 2004, and impairment charges in 2003 of $945 million and $255 million (before income taxes) related to the long-lived assets of Boston Generating and Generation’s investment in Sithe, respectively. Generation’s 2004 income also includes an after-tax gain of $52 million on the sale of Boston Generating during the second quarter of 2004. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generation.”

•	Decreased losses at Enterprises—Enterprises reported a net loss of $22 million in 2004 compared to a net loss of $118 million in 2003. Enterprises’ comparative results reflect net pre-tax gains of $41 million recorded in 2004 related to the dispositions of certain businesses and investments, as well as investment impairment charges of $54 million recorded in 2003. See further discussion under “Investment Strategy” below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Exelon Corporation—Results of Operations—Enterprises.”

•	Favorable tax effects from investments in synthetic fuel-producing facilities—Exelon’s investments in synthetic fuel-producing facilities increased 2004 after-tax earnings by $65 million as compared to 2003.

•	Decreased net income at Energy Delivery—Energy Delivery provided net income of $1,128 million in 2004 compared to $1,175 million in 2003. This decrease was primarily attributable to unfavorable weather conditions and charges recorded in connection with the early retirement of debt, partially offset by growth in Energy Delivery’s retail customer base and reduced severance and other charges in 2004 as compared to 2003. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Energy Delivery.”

Investment Strategy. In 2004, Exelon continued to follow a disciplined approach to investing to maximize earnings and cash flows from its assets and businesses, while selling those that do not meet its strategic goals. Highlights from 2004 include the following:

•	Proposed Merger with PSEG—On December 20, 2004, Exelon entered into the Merger Agreement with PSEG, the holding company for an electric and gas utility company primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon. Under the Merger Agreement, each share of PSEG common stock will be converted into 1.225 shares of Exelon common stock. As of December 31, 2004, PSEG’s market capitalization was over $12 billion. Additionally, PSEG, on a consolidated basis, has approximately $14 billion of outstanding debt which is currently anticipated to become part of Exelon’s consolidated debt.

The Merger Agreement contains certain termination rights for both Exelon and PSEG, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) Exelon may be required to pay PSEG a termination fee of $400 million plus

PSEG’s transaction expenses up to $40 million and (ii) PSEG may be required to pay Exelon a termination fee of $400 million plus Exelon’s transaction expenses up to $40 million. The Merger Agreement has been unanimously approved by both companies’ boards of directors but is contingent upon, among other things, the approval by shareholders of both companies, antitrust clearance and a number of regulatory approvals or reviews by federal and state energy authorities. On February 4, 2005, Exelon and PSEG filed for approval of the merger with the FERC, the New Jersey Board of Public Utilities (BPU) and the PUC. Exelon also filed a notice of the Merger with the ICC.

Exelon anticipates that the Merger will close within 12 months to 15 months after the announcement of the Merger Agreement in December 2004, subject to shareholder and regulatory approvals which cannot be assured.

•	OSC with PSEG—Concurrent with the Merger Agreement, Generation entered into the OSC with PSEG Nuclear, LLC which commenced on January 17, 2005 relating to the operation of the Salem and Hope Creek nuclear generating stations. The OSC provides for Generation to provide a chief nuclear officer and other key personnel to oversee daily plant operations at the Hope Creek and Salem nuclear generating stations and to implement the Exelon operating model. PSEG Nuclear, LLC will continue as the license holder with exclusive legal authority to operate and maintain the plants, will retain responsibility for management oversight and will have full authority with respect to the marketing of its share of the output from the facilities.

•	Boston Generating—On May 25, 2004, Generation completed the sale, transfer and assignment of ownership of its indirect wholly owned subsidiary Boston Generating, which owns directly or indirectly the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility, resulting in an after-tax gain of $52 million. On September 1, 2004, Generation completed the transfer of plant operations and power marketing arrangements to the lenders’ special purpose entity and its contractors under Boston Generating’s credit facility.

•	Sithe—On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe for $97 million and, on November 1, 2004, Generation entered into an agreement to sell its anticipated 100% interest in Sithe to Dynegy Inc. for $135 million in cash. Generation closed on the call exercise and the sale of the resulting 100% interest in Sithe on January 31, 2005. The sale did not include Sithe International, Inc. (Sithe International), which was sold to a subsidiary of Generation on October 13, 2004.

•	Enterprises—Exelon continued its divestiture strategy for Enterprises by selling or winding down substantially all components of Enterprises. At December 31, 2004, Enterprises’ remaining assets totaled approximately $274 million in comparison to $697 million at December 31, 2003. Enterprises expects to receive aggregate proceeds of $268 million and recorded a net pre-tax gain of $41 million related to the dispositions of assets and investments in 2004.

Financing Activities. During 2004, Exelon substantially strengthened its balance sheet and met its capital resource requirements primarily with internally generated cash. When necessary, Exelon obtains funds from external sources, including capital markets, and through bank borrowings. Highlights from 2004 include the following:

•	ComEd retired $1.2 billion of its outstanding debt, including $1.0 billion prior to its maturity and $206 million at maturity, pursuant to an accelerated liability management plan. In connection with these retirements, ComEd recorded pre-tax charges totaling $130 million related to debt prepayment premiums and the write-off of previously deferred debt financing fees.

•	In addition to the accelerated liability management plan, payments of approximately $728 million were made for the purpose of retiring PECO and ComEd transition trust long-term debt and approximately $176 million of other net long-term debt during 2004.

•	Exelon replaced its $750 million 364-day unsecured revolving credit agreement with a $1 billion five-year facility and reduced its $750 million three-year facility to $500 million.

•	Exelon’s Board of Directors approved a discretionary share repurchase program under which Exelon purchased common stock, now held as treasury shares, totaling $75 million during 2004.

•	Exelon’s Board of Directors approved a policy of targeting a dividend payout ratio of 50% to 60% of ongoing earnings, and Exelon expects a dividend payout in that range for the full year of 2005. The actual dividend payout rate depends on Exelon achieving its objectives, including meeting cash flow targets and strengthening its balance sheet. On October 29, 2004, the Exelon Board of Directors approved an increased quarterly dividend of $0.40 per share, which was consistent with the dividend policy approved in 2004. The Board of Directors must approve the dividends each quarter after review of Exelon’s financial condition at the time, and there can be no guarantees that this targeted dividend payout ratio will be achieved.

Regulatory Developments—PJM Integration. On May 1, 2004, ComEd fully integrated its transmission facilities into PJM. PECO’s and ComEd’s membership in PJM supports Exelon’s commitment to competitive wholesale electric markets and will provide Exelon the benefits of more transparent, liquid and competitive markets for the sale and purchase of electric energy and capacity. Upon joining PJM, ComEd began incurring administrative fees, which are expected to approximate $25 million annually. Exelon believes such costs will ultimately be offset by the benefits of full access to a wholesale competitive marketplace and increased revenue requirements, particularly after ComEd’s regulatory transition period ends in 2006; however, changes in market dynamics could affect the ultimate financial impact on Exelon.

Outlook for 2005 and Beyond. Exelon’s future financial results will be affected by a number of factors, including the following:

Shorter Term: Weather conditions, wholesale market prices of electricity, fuel costs, interest rates, successful implementation of operational improvement initiatives and Exelon’s ability to generate electricity at low costs all affect Exelon’s operating revenues and related costs. If weather is warmer than normal in the summer months or colder than normal in the winter months, operating revenues at Exelon generally will be favorably affected. Operating revenues will also generally be favorably affected by increases in wholesale market prices.

Longer Term: The proposed merger with PSEG is expected to have a significant impact on Exelon’s results of operations, cash flows and financial position. See further discussion above at “Proposed Merger with PSEG” and in ITEM 1. Business—Proposed Merger with PSEG. Following is a discussion of the other non-merger-related items that will have a longer term impact on Exelon.

Restructuring in the U.S. electric industry is at a crossroads at both the Federal and state levels, with continuing debate on RTO and standard market platform issues, and in many states on the “post-transition” format. Some states abandoned failed transition plans (e.g., California); some states are adjusting current transition plans (e.g., Ohio); and the states of Illinois (by 2007) and Pennsylvania (by 2011) are considering options to preserve choice for large customers and rate stability for mass-market customers, while ensuring the financial returns needed for continuing investments in reliability. Exelon will continue to be an active participant in these policy debates, while continuing to focus on improving operations, controlling costs and providing a fair return to its investors.

As Exelon looks toward the end of the restructuring transition periods and related rate freezes or caps in Illinois and Pennsylvania, Exelon will also continue to work with Federal and state regulators, state and local governments, customer representatives and other interested parties to develop appropriate processes for establishing future rates in restructured electricity markets. Exelon will strive to ensure that future rate structures recognize the substantial improvements Exelon has made, and will continue to make, in its transmission and distribution systems. ComEd and PECO will also work to ensure that ComEd’s and PECO’s rates are adequate to cover their costs of obtaining electric power and energy from their suppliers, which could include Generation, for the costs associated with procuring full-requirements power given Energy Delivery’s POLR obligations. ComEd intends to make various filings during 2005 to begin the process to establish rates for the post-transition period. As in the past, by working together with all interested parties, Exelon believes it can successfully meet these objectives and obtain fair recovery of its costs for providing service to its customers; however, if Exelon is unsuccessful, its results of operations and cash flows could be negatively affected after the transition periods.

Generation’s financial results will be affected by a number of factors, including the market changes in Illinois and Pennsylvania discussed above. While Generation has significantly hedged its market exposure in the short-term, over the long-term, Generation’s results will be affected by long-term changes in the market prices of power and fuel caused by supply and demand forces and environmental regulations. Generating companies must also work with regulators to ensure that a viable capacity market exists and that new units will be constructed in a timely manner to meet the growing demand for power. On the operating side, to meet Exelon’s financial goals, Generation’s nuclear units must continue their superior performance while controlling costs despite inflationary pressures and increasing security costs.

Exelon’s current plans are based on moderate kilowatthour sales growth (1% to 2%) from their current levels and stable wholesale power markets. Continued cost reduction initiatives are important to offset labor and material cost escalation, especially the double digit increases in health care costs. Despite these challenges, Exelon’s diverse mix of generation (nuclear, coal, purchased power, natural gas, hydroelectric, wind and other renewables), linked to a stable base of over five million customers, will provide a solid platform from which it will strive to meet these challenges.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Significant Operating Trends—Exelon

Exelon Corporation	2004	2003	Favorable (unfavorable) variance
Operating revenues	$14,515	$15,812	$(1,297)
Purchased power and fuel expense	5,082	6,375	1,293
Impairment of Boston Generating, LLC long-lived assets	—	945	945
Operating and maintenance expense	3,976	4,508	532
Depreciation and amortization expense	1,305	1,126	(179)
Operating income	3,433	2,277	1,156
Other income and deductions	(921)	(1,148)	227
Income before income taxes, minority interest and cumulative effect of changes in accounting principles	2,512	1,129	1,383
Income before cumulative effect of changes in accounting principles	1,841	793	1,048
Income taxes	692	331	(361)
Net income	1,864	905	959
Diluted earnings per share	2.78	1.38	1.40

Net Income. Net income for 2004 reflects income of $32 million, net of income taxes, for the adoption of FIN 46-R, partially offset by a loss of $9 million, net of income taxes, related to the adoption of Emerging Issues Task Force (EITF) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (EITF 03-16). Net income for 2003 reflects income of $112 million, net of income taxes, for the adoption of SFAS No. 143. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the adoptions of FIN 46-R, EITF 03-16 and SFAS No. 143.

Operating Revenues. Operating revenues decreased primarily due to decreased revenues at Enterprises due to the sale of the majority of its businesses since the third quarter of 2003, the sale of Boston Generating and Generation’s adoption of EITF No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’” (EITF 03-11) in the first quarter of 2004, which changed the presentation of certain power transactions and decreased 2004 operating revenues by $980 million. The adoption of EITF 03-11 had no impact on net income. Operating revenues were favorably affected by Generation’s acquisition of the remaining 50% of AmerGen and the consolidation of Sithe. Operating revenues were also favorably affected by Energy Delivery’s increased volume growth and transmission revenues collected from PJM, partially offset by unfavorable weather conditions and customer choice initiatives. See further discussion of operating revenues by segment below.

Purchased Power and Fuel Expense. Purchased power and fuel expense decreased primarily due to Generation’s adoption of EITF 03-11 during 2004 which resulted in a decrease in purchased power expense and fuel expense of $980 million. In addition, purchased power decreased due to Generation’s acquisition of the remaining 50% of AmerGen in December 2003, which was only partially offset by an increase in fuel expense, and the sale of Boston Generating. Purchased power represented 24% of Generation’s total supply in 2004 compared to 37% in 2003. Purchased power also decreased due to Energy Delivery’s unfavorable weather conditions and customer choice initiatives, partially offset by volume growth and transmission costs paid to PJM. See further discussion of purchased power and fuel expense by segment below.

Impairment of the Long-Lived Assets of Boston Generating. Generation recorded a $945 million charge (before income taxes) during 2003 to impair the long-lived assets of Boston Generating.

Operating and Maintenance Expense. Operating and maintenance expense decreased primarily as a result of decreased expenses at Enterprises due to the sale of the majority of its businesses since the third quarter of 2003 and decreased severance and severance-related expenses, partially offset by increased expenses at Generation due to the acquisition of the remaining 50% of AmerGen and the consolidation of Sithe. Operating and maintenance expense increased $65 million due to investments in synthetic fuel-producing facilities made in the fourth quarter of 2003 and the third quarter of 2004. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily due to additional plant placed in service at Energy Delivery and Generation, the acquisition of the remaining 50% in AmerGen in December 2003, the consolidation of Sithe and the recording and subsequent impairment of an asset retirement cost (ARC) at Generation in 2004. See Note 14 of Exelon’s Notes to Consolidated Financial Statements for additional information. The increase also resulted from increased amortization expense due to investments made in the fourth quarter of 2003 and the third quarter of 2004 in synthetic fuel-producing facilities and increased competitive transition charge amortization at PECO. These increases were partially offset by reduced depreciation and amortization expense at Enterprises due to the sale of a majority of its businesses since the third quarter of 2003.

Operating Income. Exclusive of the changes in operating revenues, purchased power and fuel expense, the impairment of Boston Generating’s long-lived assets, operating and maintenance expense and depreciation and amortization expense discussed above, the change in operating income was primarily the result of increased taxes other than income in 2004 as compared to 2003, primarily due to the reduction of certain real estate tax accruals at PECO and Generation during 2003.

Other Income and Deductions. Other income and deductions reflects interest expense of $905 million, equity in losses of unconsolidated affiliates of $153 million, debt retirement charges of $130 million (before income taxes) recorded at ComEd in 2004 associated with an accelerated liability management plan, impairment charges of $255 million (before income taxes) recorded during 2003 related to Generation’s investment in Sithe, an $85 million gain (before income taxes) on the 2004 sale of Boston Generating and a $35 million aggregate net gain on the sale of investments and assets of Thermal in 2004 (before income taxes and net of debt prepayment penalties). Equity in earnings of unconsolidated affiliates decreased by $186 million due to the acquisition of the remaining 50% of AmerGen in December 2003, the deconsolidation of certain financing trusts during 2003 and investments in synthetic fuel-producing facilities made in the fourth quarter of 2003 and the third quarter of 2004.

Effective Income Tax Rate. The effective income tax rate was 27.5% for 2004 compared to 29.3% for 2003. The decrease in the effective rate was primarily attributable to investments in synthetic fuel-producing facilities made in the fourth quarter of 2003 and the third quarter of 2004.

Results of Operations by Business Segment

The comparisons of 2004 and 2003 operating results and other statistical information set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Transfer of Exelon Energy Company from Enterprises to Generation. Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation. The 2003 information related to the Enterprises and Generation segments discussed below has been adjusted to reflect the transfer of Exelon Energy Company from the Enterprises segment to the Generation segment. Exelon Energy Company’s 2003 results were as follows:

Total revenues	$834
Intersegment revenues	4
Operating revenue and purchased power from affiliates	209
Depreciation and amortization	2
Operating expenses	857
Interest expense	1
Loss before income taxes	(29)
Income taxes	(11)
Net loss	(18)

Income (Loss) Before Cumulative Effect of Changes in Accounting Principles by Business Segment

	2004	2003	Favorable (unfavorable) variance
Energy Delivery	$1,128	$1,170	$(42)
Generation	641	(259)	900
Enterprises	(13)	(117)	104
Corporate	85	(1)	86

Total	$1,841	$793	$1,048

Net Income (Loss) by Business Segment

	2004	2003	Favorable (unfavorable) variance
Energy Delivery	$1,128	$1,175	$(47)
Generation	673	(151)	824
Enterprises	(22)	(118)	96
Corporate	85	(1)	86

Total	$1,864	$905	$959

Results of Operations—Energy Delivery

	2004	2003	Favorable (Unfavorable) variance
OPERATING REVENUES	$10,290	$10,202	$88
OPERATING EXPENSES
Purchased power and fuel expense	4,760	4,597	(163)
Operating and maintenance	1,444	1,669	225
Depreciation and amortization	928	873	(55)
Taxes other than income	527	440	(87)

Total operating expense	7,659	7,579	(80)

OPERATING INCOME	2,631	2,623	8

OTHER INCOME AND DEDUCTIONS
Interest expense	(672)	(747)	75
Distributions on mandatorily redeemable preferred securities	(3)	(39)	36
Equity in losses of unconsolidated affiliates	(44)	—	(44)
Other, net	(78)	51	(129)

Total other income and deductions	(797)	(735)	(62)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,834	1,888	(54)
INCOME TAXES	706	718	12

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,128	1,170	(42)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	5	(5)

NET INCOME	$1,128	$1,175	$(47)

Net Income. Energy Delivery’s net income in 2004 decreased primarily due to costs associated with ComEd’s accelerated retirement of long-term debt, reflected in other income and deductions—other, net, offset in part by lower interest expense. Operating income, while reflecting various changes in operating revenues and expenses, was relatively unchanged between periods.

Operating Revenues. The changes in Energy Delivery’s operating revenues for 2004 compared to 2003 consisted of the following:

	Electric	Gas	Total increase (decrease)
Volume	$326	$3	$329
PJM transmission	149	—	149
Rate changes and mix	(74)	111	37
Weather	(176)	(21)	(197)
Customer Choice	(182)	—	(182)
T&O Charges	(41)	—	(41)
Other	(17)	10	(7)

(Decrease) increase in operating revenues	$(15)	$103	$88

Volume. Both ComEd’s and PECO’s electric revenues increased as a result of higher delivery volume, exclusive of the effects of weather and customer choice, due to an increased number of customers and increased usage per customer, generally across all customer classes.

PJM Transmission. Energy Delivery’s transmission revenues and purchased power expense each increased by $164 million due to ComEd’s May 1, 2004 entry into PJM, partially offset by $15 million of lower transmission revenues and expenses at PECO.

Rate Changes and Mix. Starting in ComEd’s June 2003 billing cycle, the increased wholesale market price of electricity and other adjustments to the energy component decreased the collection of CTCs as compared to the respective prior year period. ComEd’s CTC revenues decreased by $135 million in 2004 as compared to 2003. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under the ComEd PPO and by increased average rates paid by small and large commercial and industrial customers totaling $53 million. For 2004 and 2003, ComEd collected approximately $169 million and $304 million, respectively, of CTC revenue. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates beginning in 2003, ComEd anticipates that this revenue source will range from $90 million to $110 million annually in 2005 and 2006. Under the current restructuring statute, no CTCs will be collected after 2006.

Electric revenues increased $1 million at PECO as a result of a $20 million increase related to a scheduled phase-out of merger-related rate reductions, offset by a $19 million decrease reflecting a change in rate mix due to changes in monthly usage patterns in all customer classes during 2004 as compared to 2003.

Energy Delivery’s gas revenues increased due to increases in rates through PUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2003, June 1, 2003, December 1, 2003 and March 1, 2004. The average purchased gas cost rate per million cubic feet for 2004 was 33% higher than the rate in 2003. PECO’s purchased gas cost rates were reduced effective December 1, 2004.

Weather. Energy Delivery’s electric and gas revenues were negatively affected by unfavorable weather conditions. Cooling degree-days in the ComEd and PECO service territories were 12% lower and relatively unchanged, respectively, in 2004 as compared to 2003. Heating degree-days were 6% and 5% lower in both the ComEd and PECO service territories, respectively, in 2004 as compared to 2003.

Customer Choice. For 2004 and 2003, 28% and 25%, respectively, of energy delivered to Energy Delivery’s retail customers was provided by an alternative electric supplier or under the ComEd PPO. The decrease in electric retail revenues attributable to customer choice included a decrease in revenues of $104 million from customers in Illinois electing to purchase energy from an alternative electric supplier or under the ComEd PPO and a decrease in revenues of $78 million from customers in Pennsylvania being assigned to or selecting an alternative electric supplier.

T&O Charges. Prior to FERC orders issued in November 2004, ComEd collected through and out (T&O) charges for energy flowing across ComEd’s transmission system. Charges collected as the transmission owner were recorded in operating revenues. In addition after ComEd joined PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load serving entity. The collections received as a load serving entity were recorded as a decrease to purchased power expense. See Note 5 of Exelon’s Notes to Consolidated Financial Statements for more information on T&O charges.

Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for 2004 compared to 2003 consisted of the following:

	Electric	Gas	Total increase (decrease)
Volume	$163	$(2)	$161
PJM transmission	149	—	149
Prices	11	111	122
PJM administrative fees	15	—	15
Customer choice	(165)	—	(165)
Weather	(84)	(15)	(99)
T&O Charges	(22)	—	(22)
Other	(13)	15	2

Increase in purchased power and fuel expense	$54	$109	$163

Volume. ComEd’s and PECO’s purchased power and fuel expense increased due to increases, exclusive of the effects of weather and customer choice, in the number of customers and average usage per customer, generally across all customer classes.

PJM Transmission. Energy Delivery’s transmission revenues and purchased power expense each increased by $164 million in 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM, partially offset by $15 million of lower transmission revenues and expenses at PECO. See “Operating Revenues” above.

PJM Administrative Fees. ComEd fully integrated into PJM on May 1, 2004.

Prices. Energy Delivery’s purchased power expense increased due to a change in the mix of average pricing related to ComEd’s and PECO’s PPAs with Generation. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.

Customer Choice. An increase in customer switching resulted in a reduction of purchased power expense, primarily due to ComEd’s non-residential customers electing to purchase energy from an alternative electric supplier and PECO’s residential customers selecting or being assigned to purchase energy from an alternative electric supplier.

Weather. Energy Delivery’s purchased power and fuel expense decreased due to unfavorable weather conditions.

T&O Charges. Prior to FERC orders issued in November 2004, ComEd collected through and out (T&O) charges for energy flowing across ComEd’s transmission system. Charges collected as the transmission owner were recorded in operating revenues. In addition after ComEd joined PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load serving entity. The collections received as a load serving entity were recorded as a decrease to purchased power expense. See Note 5 of Exelon’s Notes to Consolidated Financial Statements for more information on T&O charges.

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2004 compared to 2003 consisted of the following:

Increase (decrease)
Severance and severance-related expenses	$(132)
Charge recorded at ComEd in 2003 (a)	(41)
Payroll expense (b)	(36)
Incremental storm costs	(21)
Contractors	(18)
Automated meter reading system implementation costs at PECO in 2003	(16)
Allowance for uncollectible accounts expense	(13)
FERC annual fees (c)	(11)
Environmental charges	(10)
Corporate allocations (d)	77
Other	(4)

Decrease in operating and maintenance expense	$(225)

(a)	In 2003, ComEd reached an agreement with various Illinois retail market participants and other interested parties.
(b)	Energy Delivery had fewer employees in 2004 compared to 2003.
(c)	After joining PJM on May 1, 2004, ComEd is no longer directly charged annual fees by the FERC. PJM pays the annual FERC fees.
(d)	Higher corporate allocations primarily result from centralization of information technology, supply, human resources, communications, and finance functions into BSC from all of the Exelon operating companies, and changes in the corporate governance allocation calculation. Corporate governance allocations increased overall as a result of higher centralized costs distributed out of BSC, the sale of the Enterprises companies resulting in Energy Delivery comprising a greater base percentage of Exelon, and an SEC-mandated change to the methodology used to allocate Exelon’s corporate governance costs.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily due to increased competitive transition charge amortization of $31 million at PECO and increased depreciation of $22 million due to capital additions across Energy Delivery. In January 2005, PECO’s Board of Directors approved the implementation of a new customer information and billing system as part of a broader Energy Delivery systems strategy. The approval of this new system will result in the accelerated depreciation of PECO’s current system, which is expected to result in additional annual depreciation expense in 2005 and 2006 of $15 million and $8 million, respectively, relative to 2004 levels. If additional system changes are approved, additional accelerated depreciation may be required.

Taxes Other Than Income. The increase in taxes other than income reflects increases at PECO and ComEd of $63 million and $24 million, respectively. The increase at PECO was primarily attributable to a $58 million reduction of real estate tax accruals during 2003 and $12 million related to the reversal of a use tax accrual in 2003 resulting from an audit settlement, partially offset by $4 million of lower payroll taxes in 2004. The increase at ComEd was primarily attributable to a $25 million credit in 2003 for use tax payments for periods prior to the PECO / Unicom Merger and a refund of $5 million for Illinois Electricity Distribution taxes in 2003 partially offset by a refund of $8 million for Illinois Electricity Distribution taxes in 2004.

Interest Expense. The reduction in interest expense was primarily due to scheduled principal payments, debt retirements and prepayments, and refinancings at lower rates.

Distributions on Preferred Securities of Subsidiaries. Effective July 1, 2003, upon the adoption of FIN 46 and effective December 31, 2003, upon the adoption of FIN 46-R, ComEd and

PECO deconsolidated their financing trusts (see Note 1 of Exelon’s Notes to Consolidated Financial Statements). ComEd and PECO no longer record distributions on mandatorily redeemable preferred securities, but record interest expense to affiliates related to their obligations to the financing trusts.

Equity in Losses of Unconsolidated Affiliates. During 2004, ComEd and PECO recorded $19 million and $25 million, respectively, of equity in net losses of subsidiaries as a result of ComEd and PECO deconsolidating their financing trusts.

Other, net. The change in other, net is primarily due to Exelon’s initiation in 2004 of an accelerated liability management plan at ComEd that resulted in the retirement of approximately $1.2 billion of long-term debt, including $1.0 billion prior to its maturity and $206 million at maturity. ComEd recorded charges of $130 million associated with the retirement of debt under the plan. The components of these charges included the following: $86 million related to prepayment premiums; $12 million related to net unamortized premiums, discounts and debt issuance costs; $24 million of losses on reacquired debt previously deferred as regulatory assets; and $12 million related to settled cash-flow interest-rate swaps previously deferred as regulatory assets partially offset by $4 million of unamortized gain on settled fair value interest-rate swaps.

Energy Delivery Operating Statistics and Revenue Detail

Energy Delivery’s electric sales statistics and revenue detail were as follows:

Retail Deliveries – (in GWhs) (a)	2004	2003	Variance	% Change
Full service (b)
Residential	36,812	37,564	(752)	(2.0%)
Small commercial & industrial	26,914	28,165	(1,251)	(4.4%)
Large commercial & industrial	20,969	20,660	309	1.5%
Public authorities & electric railroads	5,135	6,022	(887)	(14.7%)

Total full service	89,830	92,411	(2,581)	(2.8%)

Delivery only (c)
Residential	2,158	900	1,258	139.8%
Small commercial & industrial	8,794	7,461	1,333	17.9%
Large commercial & industrial	13,182	10,689	2,493	23.3%
Public authorities & electric railroads	1,410	1,402	8	0.6%

	25,544	20,452	5,092	24.9%

PPO (ComEd only)
Small commercial & industrial	3,594	3,318	276	8.3%
Large commercial & industrial	4,223	4,348	(125)	(2.9%)
Public authorities & electric railroads	1,670	1,925	(255)	(13.2%)

	9,487	9,591	(104)	(1.1%)

Total delivery only and PPO	35,031	30,043	4,988	16.6%

Total retail deliveries	124,861	122,454	2,407	2.0%

(a)	One gigawatthour is the equivalent of one million kilowatthours (kWh).
(b)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(c)	Delivery only service reflects customers electing to receive electric generation service from an alternative electric supplier, which rates include a distribution charge and a CTC.

Electric Revenue	2004	2003	Variance	% Change
Full service (a)
Residential	$3,612	$3,715	$(103)	(2.8%)
Small commercial & industrial	2,360	2,421	(61)	(2.5%)
Large commercial & industrial	1,403	1,394	9	0.6%
Public authorities & electric railroads	341	396	(55)	(13.9%)

Total full service	7,716	7,926	(210)	(2.6%)

Delivery only (b)
Residential	164	65	99	152.3%
Small commercial & industrial	220	214	6	2.8%
Large commercial & industrial	190	196	(6)	(3.1%)
Public authorities & electric railroads	28	33	(5)	(15.2%)

	602	508	94	18.5%

PPO (ComEd only) (c)
Small commercial & industrial	246	225	21	9.3%
Large commercial & industrial	240	240	—	—
Public authorities & electric railroads	92	103	(11)	(10.7%)

	578	568	10	1.8%

Total delivery only and PPO	1,180	1,076	104	9.7%

Total electric retail revenues	8,896	9,002	(106)	(1.2%)

Wholesale and miscellaneous revenue (d)	646	555	91	16.4%

Total electric revenue	$9,542	$9,557	$(15)	(0.2%)

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements for a discussion of CTC.
(b)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive electric generation service from an alternative electric supplier, which rates include a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers are included in wholesale and miscellaneous revenue.
(c)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.
(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

Energy Delivery’s gas sales statistics and revenue detail were as follows:

Deliveries to customers in million cubic feet (mmcf)	2004	2003	Variance	% Change
Retail sales	59,949	61,858	(1,909)	(3.1%)
Transportation	27,148	26,404	744	2.8%

Total	87,097	88,262	(1,165)	(1.3%)

Revenue	2004	2003	Variance	% Change
Retail sales	$702	$609	$93	15.3%
Transportation	18	18	—	—
Resales and other	28	18	10	55.6%

Total	$748	$645	$103	16.0%

Results of Operations—Generation

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

	2004	2003	Favorable (Unfavorable)
OPERATING REVENUES	$7,938	$8,760	$(822)

OPERATING EXPENSES
Purchased power	2,325	3,630	1,305
Fuel	1,845	2,115	270
Operating and maintenance	2,273	1,886	(387)
Impairment of Boston Generating, LLC long-lived assets	—	945	945
Depreciation and amortization	294	201	(93)
Taxes other than income	171	121	(50)

Total operating expense	6,908	8,898	1,990

OPERATING INCOME (LOSS)	1,030	(138)	1,168

OTHER INCOME AND DEDUCTIONS
Interest expense	(167)	(89)	(78)
Equity in earnings (losses) of unconsolidated affiliates	(14)	49	(63)
Other, net	143	(267)	410

Total other income and deductions	(38)	(307)	269

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	992	(445)	1,437
INCOME TAXES	372	(190)	(562)

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	620	(255)	875
MINORITY INTEREST	21	(4)	25

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	641	(259)	900
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (net of income taxes)	32	108	(76)

NET INCOME (LOSS)	$673	$(151)	$824

Net Income (Loss). Generation’s net income in 2004 increased from 2003 due to a number of factors. The increase in Generation’s 2004 net income was driven primarily by charges incurred in 2003 for the impairment of the long-lived assets of Boston Generating of $945 million (before income taxes) and the impairment and other transaction-related charges of $280 million (before income taxes) related to Generation’s investment in Sithe. Also, 2004 results were favorably affected by the acquisition of the remaining 50% of AmerGen and an increase in revenue, net of purchased power and fuel expense, primarily due to the decrease in average realized costs resulting from the increased success in the hedging program of fuel costs in 2004.

Cumulative effect of changes in accounting principles recorded in 2004 included a benefit of $32 million, net of income taxes, related to the adoption of FIN 46-R and in 2003 included income of

$108 million, net of income taxes related to the of adoption of SFAS No. 143. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further discussion of these effects.

Operating Revenues. Operating revenues decreased in 2004 as compared to 2003, primarily as a result of the adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in revenues of $980 million in 2004 as compared with the prior year. Generation’s sales in 2004 and 2003 were as follows:

Revenue (in millions)	2004	2003	Variance	% Change
Electric sales to affiliates	$3,749	$3,831	$(82)	(2.1%)
Wholesale and retail electric sales	3,227	4,107	(880)	(21.4%)

Total energy sales revenue	6,976	7,938	(962)	(12.1%)

Retail gas sales	456	588	(132)	(22.4%)
Trading portfolio	—	1	(1)	(100.0%)
Other revenue (a)	506	233	273	117.2%

Total revenue	$7,938	$8,760	$(822)	(9.4%)

Sales (in GWhs)	2004	2003	Variance	% Change
Electric sales to affiliates	110,465	112,688	(2,223)	(2.0%)
Wholesale and retail electric sales	92,134	112,816	(20,682)	(18.3%)

Total sales	202,599	225,504	(22,905)	(10.2%)

(a)	Includes sales related to tolling agreements, including Sithe in 2004, and fossil fuel sales.

Trading volumes of 24,001 GWhs and 32,584 GWhs for the years ended December 31, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VAR trading limits in 2004, which are set by the Exelon Risk Management Committee and approved by the Board of Directors.

Electric Sales to Affiliates. Sales to Energy Delivery declined $82 million in 2004 as compared to the prior year. The lower sales to Energy Delivery were primarily driven by cooler than normal summer weather and lower average transfer prices in 2004 compared to the prior year.

Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the year ended December 31, 2004 compared to the same period in 2003, consisted of the following:

Generation	Increase (decrease)
Effects of EITF 03-11 adoption (a)	$(966)
Sale of Boston Generating	(370)
Addition of AmerGen operations	189
Other operations	267

Decrease in wholesale and retail electric sales	$(880)

(a)	Does not include $14 million of EITF 03-11 reclassifications related to fuel sales that are included in other revenues.

The adoption of EITF 03-11 on January 1, 2004 resulted in the netting of certain revenues and the associated purchase power and fuel expense in 2004. The sale of Boston Generating in May 2004 resulted in less revenues from this entity in 2004 compared to the prior year. The acquisition of AmerGen resulted in increased market and retail electric sales of approximately $189 million in 2004.

The remaining increase in wholesale and retail electric sales was primarily due to higher volumes sold to the market at overall higher prices. The increase in market prices in the Midwest region was primarily driven by higher coal prices throughout the year, and in the Mid-Atlantic region market prices were driven by higher oil and gas prices.

Retail Gas Sales. Retail gas sales decreased $132 million as a result of the wind-down of Exelon Energy’s northeast business.

Other revenue. Other revenues in 2004 include $235 million of revenue related to the results of Sithe Energies, Inc. The remaining increase in other revenue includes sales from tolling agreement, fossil fuel and decommissioning revenue.

Purchased Power and Fuel Expense. Generation’s supply of sales in 2004 and 2003, excluding the trading portfolio, was as follows:

Supply of Sales (in GWhs)	2004	2003	% Change
Nuclear generation (a)	136,621	117,502	16.3%
Purchases—non-trading portfolio (b)	48,968	83,692	(41.5%)
Fossil and hydroelectric generation (c, d)	17,010	24,310	(30.0%)

Total supply	202,599	225,504	(10.2%)

(a)	Excludes AmerGen for 2003. AmerGen generated 20,135 GWhs during the year ended December 31, 2004.
(b)	Sales in 2004 do not include 25,464 GWhs that were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes PPAs with AmerGen, which represented 12,667 GWhs in 2003.
(c)	Fossil and hydroelectric supply mix changed as a result of decreased fossil fuel generation due to the sale of Boston Generating in May 2004.
(d)	Excludes Sithe and Generation’s investment in TEG and TEP.

The changes in Generation’s purchased power and fuel expense for the year ended December 31, 2004 compared to the same period in 2003, consisted of the following:

Generation	Increase (decrease)
Effects of the adoption of EITF 03-11	$(980)
Addition of AmerGen operations	(344)
Sale of Boston Generating	(290)
Midwest Generation	(122)
Price	(13)
Mark-to-market adjustments on hedging activity	(14)
Volume	267
Sithe Energies, Inc.	165
Other	(244)

Decrease in purchased power and fuel expense	$(1,575)

Adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in purchased power and fuel expense of $980 million.

Addition of AmerGen Operations. As a result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003, purchased power decreased $379 million. In prior periods, Generation reported energy purchased from AmerGen as purchased power expense. The decrease in purchase power was offset by an increase of $35 million related to AmerGen’s nuclear fuel expense.

Sale of Boston Generating. The decrease in fuel and purchased power expense for Boston Generating is due primarily to the sale of the business in May 2004.

Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation, as announced in 2003.

Price. The decrease reflects the forward hedging of fuel at lower costs than 2003 realized costs.

Hedging Activity. Mark-to-market losses on hedging activities at Generation were $2 million for the year ended December 31, 2004 compared to losses of $16 million for 2003. Hedging activities in 2004 relating to Boston Generating operations accounted for a gain of $4 million and hedging activities relating to other Generation operations in 2004 accounted for losses of $6 million.

Volume. Generation experienced increases in purchased power and fuel expense due to increased market and retail electric sales throughout its various sales regions.

Sithe Energies, Inc. Under the provisions of FIN 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004. See Note 3 of Exelon’s Notes to Consolidated Financial Statements for further discussion of Sithe.

Other. Other decreases in purchased power and fuel expense were primarily due to $157 million of lower fuel expense due to the wind-down of Exelon Energy’s northeast business and $97 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM.

Generation’s average margins per megawatt hour (MWh) sold for the years ended December 31, 2004 and 2003 were as follows:

($/MWh)	2004	2003	% Change
Average revenue
Electric sales to affiliates	$33.94	$34.00	(0.2%)
Wholesale and retail electric sales	35.03	36.40	(3.8%)
Total—excluding the trading portfolio	34.43	35.20	(2.2%)
Average supply cost—excluding the trading portfolio (a)	20.59	25.48	(19.2%)
Average margin—excluding the trading portfolio	13.84	9.72	42.4%

(a)	Average supply cost includes purchased power, fuel costs and PPAs with AmerGen in 2003.

Impairment of the Long-Lived Assets of Boston Generating. In connection with the decision to transition out of the ownership of Boston Generating during the third quarter of 2003, Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes). See Note 2 of Exelon’s Notes to Consolidated Financial Statements for further discussion of the sale of Generation’s ownership interest in Boston Generating.

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2004 compared to 2003 consisted of the following:

Generation	Increase (decrease)
Addition of AmerGen operations	$331
Sithe Energies, Inc.	71
Decommissioning related costs (a)	50
Refueling outage costs (b)	50
Pension, payroll and benefit costs, primarily associated with The Exelon Way	(84)
DOE Settlement (c)	(52)
Sale of Boston Generating	(12)
Other	33

Increase in operating and maintenance expense	$387

(a)	Includes $40 million due to AmerGen asset retirement obligation accretion.
(b)	Includes refueling outage cost of $43 million at AmerGen.
(c)	See Note 14 of Exelon’s Notes to Consolidated Financial Statements for further discussion of the spent nuclear fuel storage settlement agreement with the DOE.

The increase in operating and maintenance expense is primarily due to the inclusion of AmerGen and Sithe Energies, Inc. in Generation’s consolidated results for 2004. Decommissioning related costs increased primarily due to the inclusion of AmerGen in 2004 compared to the prior year. Accretion expense includes accretion of the asset retirement obligation and adjustments to offset the earnings impacts of certain decommissioning related activities revenues earned from ComEd and PECO, income taxes, and depreciation of the ARC asset to zero. The increase in operating and maintenance expense was partially offset by a reductions in payroll-related costs due to the implementation of the programs associated with The Exelon Way, the sale of Boston Generating in May 2004 and the settlement with the DOE to reimburse Generation for costs associated with storage of spent nuclear fuel.

Nuclear fleet operating data and purchased power costs data for the year ended December 31, 2004 and 2003 were as follows:

Generation	2004	2003
Nuclear fleet capacity factor (a)	93.5%	93.4%
Nuclear fleet production cost per MWh (a)	$12.43	$12.53
Average purchased power cost for wholesale operations per MWh (b)	$47.48	$43.17

(a)	Includes AmerGen and excludes Salem, which is operated PSEG Nuclear.
(b)	Includes PPAs with AmerGen in 2003.

The higher nuclear capacity factor and lower nuclear production costs are primarily due to ten fewer unplanned outages which offset the impact of one additional planned refuel outage. The lower production cost in 2004 as compared to 2003 is primarily due to the lower fuel costs and the impact of the spent fuel storage cost settlement agreement with the DOE which offset the added cost for one additional planned refuel outage and costs associated with the Dresden generator repairs during outages in the fourth quarter of 2004.

In 2004 as compared to 2003, the Quad Cities units intermittently operated at pre-Extended Power Uprate (EPU) generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels by mid-2005.

Depreciation and Amortization. The increase in depreciation and amortization expense in 2004 as compared to 2003 was primarily due to the immediate expensing of an ARC, totaling $49 million, recorded in 2004 for which no useful life remains. The ARC was originally recorded in accordance with SFAS No. 143, which requires the establishment of an asset to offset the impact of an increased asset retirement obligation (ARO). See Note 14 of Exelon’s Notes to Consolidated Financial Statements for more information on the 2004 update to the ARO and ARC. The remaining increase is due to capital additions and the consolidation of Sithe and AmerGen. These increase were partially offset by a decrease in depreciation expense related to Boston Generating facilities, which were sold in May 2004.

Effective Income Tax Rate. The effective income tax rate was 37.5% for 2004 compared to 42.7% for 2003. The decrease in the effective rate was primarily attributable to income taxes associated with nuclear decommissioning trust activity, income tax deductions related to non-taxable employee benefits and the dilution of the permanent income tax benefits due to the increase in pre-tax income in 2004.

Results of Operations—Enterprises

As previously described, effective January 1, 2004, Enterprises contributed its interest in Exelon Energy Company to Generation. Exelon Energy Company was previously reported as a part of the Enterprises segment. For comparative discussion and analysis, the results of Exelon Energy Company have been excluded from Enterprises’ 2003 results of operations discussed below.

	2004	2003	Favorable (unfavorable) variance
Operating revenues	$155	$923	$(768)
Operating and maintenance expense	211	1,027	816
Operating loss	(62)	(139)	77
Loss before income taxes, minority interest and cumulative effect of changes in accounting principles	(7)	(187)	180
Loss before cumulative effect of changes in accounting principles	(13)	(117)	104
Net loss	(22)	(118)	96

Divestiture of Businesses and Investments. In 2004, Exelon continued to execute its divestiture strategy for Enterprises by selling or winding down substantially all components of Enterprises. Enterprises expects to receive aggregate proceeds of $268 million and recorded a net pre-tax gain on the disposition of assets and investments of $41 million in 2004.

Enterprises’ results for 2004 compared to 2003 were significantly affected by the following transactions:

InfraSource, Inc. On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource. Cash proceeds to Enterprises from the sale were approximately $175 million, net of transaction costs and cash transferred to the buyer upon sale, plus a $30 million subordinated note receivable maturing in 2011. At the time of closing, the present value of the note receivable was approximately $12 million. The note was collected in full during the second quarter of 2004, resulting in income of $18 million.

Exelon Services, Inc. During 2004, Enterprises disposed of or wound down all of the operating businesses of Exelon Services, Inc. (Exelon Services), including Exelon Solutions, all mechanical services businesses and the Integrated Technology Group. Total expected proceeds and the net gain on sale recorded during 2004 related to the disposition of these businesses were $61 million and $9 million, respectively. The gain was recorded in other income and deductions on Exelon’s Consolidated Statements of Income. As of December 31, 2004, Exelon Services had assets and liabilities of $74 million and $22 million, respectively, which primarily consist of tax assets, affiliate receivables and payables, and sales proceeds to be collected.

Exelon Thermal Holdings Inc. On June 30, 2004, Enterprises sold its Chicago business of Thermal for proceeds of $134 million, subject to working capital adjustments. Enterprises repaid $37 million of debt outstanding of the Chicago thermal operations prior to closing, which resulted in prepayment penalties of $9 million, recorded as interest expense. A pre-tax gain of $45 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income.

On September 29, 2004, Enterprises sold ETT Nevada, Inc., the holding company for its investment in Northwind Aladdin, LLC, for a net cash outflow of $1 million, subject to working capital adjustments. A pre-tax loss of $3 million was recorded in other income and deductions within Exelon’s Consolidated Statements of Income inclusive of the acquisition and sale of Northwind Aladdin’s third-party debt associated with the transaction.

On October 28, 2004, Northwind Windsor, of which Enterprises owns a 50% interest, sold substantially all of its assets, providing Enterprises with cash proceeds of $8 million. A pre-tax gain of $2 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income.

PECO Telcove. On June 30, 2004, Enterprises sold its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million. A pre-tax gain of $9 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income.

At December 1, 2004, the remaining assets of Enterprises totaled approximately $274 million in comparison to $697 million at December 31, 2003.

Net Loss. The decrease in Enterprises’ net loss before cumulative effect of changes in accounting principles in 2004 was primarily due to a decrease in operating and maintenance expense, partially offset by a decrease in operating revenues. Depreciation and amortization expense decreased $23 million before income taxes from 2003 to 2004 primarily as a result of the sale of the majority of property, plant and equipment since September 2003. In 2004, Enterprises recorded impairment charges of investments of $15 million before income taxes due to other-than-temporary declines in value, partially offset by 2003 charges for impairment of investments of $46 million before income taxes and a net impairment of other assets of $8 million before income taxes. The adoption of EITF 03-16 increased the 2004 net loss by $9 million. The adoption of SFAS No. 143 increased the 2003 net loss by $1 million, net of income taxes. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further discussion of the adoption of EITF 03-16 and SFAS No. 142.

Operating Revenues. The changes in Enterprises’ operating revenues for 2004 compared to 2003 consisted of the following:

Variance
F & M Holdings, LLC / InfraSource businesses (a)	$(493)
Exelon Services (a)	(259)
Exelon Thermal (a)	(17)
Other	1

Decrease in operating revenues	$(768)

(a)	Operating revenues decreased as a result of the sale of certain businesses and wind-down efforts.

Operating and Maintenance Expense. The changes in Enterprises’ operating and maintenance expense for 2004 compared to 2003 consisted of the following:

Variance
F & M Holdings, LLC / InfraSource businesses (a)	$(503)
Exelon Services (a)	(276)
Exelon Thermal (a)	(10)
Other	(27)

Decrease in operating and maintenance expense	$(816)

(a)	Operating and maintenance expense decreased as a result of the sale of certain businesses and wind-down efforts.

Effective Income Tax Rate. The effective income tax rate was (85.7%) for 2004 compared to 37.4% for 2003. This change in the effective tax rate was primarily attributable to the reversal of a large income tax receivable at F&M Holdings, LLC in the fourth quarter of 2004, the state tax impact on the gains on the sales of Exelon Thermal’s Chicago businesses and certain investments, and various other income tax adjustments primarily associated with the sale of Enterprise businesses.

Results of Operations—Exelon Corporation

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Significant Operating Trends—Exelon

Exelon Corporation	2003	2002	Favorable (unfavorable) variance
Operating revenues	$15,812	$14,955	$857
Purchased power and fuel expense	6,375	5,262	(1,113)
Impairment of Boston Generating, LLC long-lived assets	945	—	(945)
Operating and maintenance expense	4,508	4,345	(163)
Operating income	2,277	3,299	(1,022)
Other income and deductions	(1,148)	(627)	(521)
Income before income taxes, minority interest and cumulative effect of changes in accounting principles	1,129	2,672	(1,543)
Income before cumulative effect of changes in accounting principles	793	1,674	(881)
Income taxes	331	998	667
Net income	905	1,440	(535)
Diluted earnings per share	1.38	2.22	(0.84)

Net Income. Net income for 2003 reflects income of $112 million, net of income taxes, for the adoption of SFAS No. 143, while net income for 2002 reflects a $230 million charge, net of income taxes, as a result of the adoption of SFAS No. 142. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the adoptions of SFAS No. 143 and SFAS No. 142.

Operating Revenues. Operating revenues increased in 2003 primarily due to increased market sales at Generation due to generating assets acquired in 2002 and higher wholesale market prices in 2003. Total market sales at Generation, excluding the trading portfolio, increased from 88,985 GWhs in 2002 to 112,816 GWhs in 2003, and the average revenue per MWh on Generation’s market sales, excluding the trading portfolio, increased from $32.36 in 2002 to $35.20 in 2003. This increase in operating revenues was partially offset by a decrease in Energy Delivery’s revenues of $255 million primarily due to unfavorable weather impacts and an increase in customers selecting an alternative electric supplier or ComEd’s PPO. Enterprises also experienced a $413 million reduction in operating revenues from 2002 to 2003, primarily due to the sale of InfraSource during the third quarter of 2003. See further discussion of operating revenues by segment below.

Purchased Power and Fuel Expense. Purchased power and fuel expense increased in 2003 primarily due to generating assets acquired in 2002 and higher market prices for purchased power in 2003. The average cost per MWh supplied by Generation, excluding the trading portfolio, increased from $22.51 in 2002 to $25.48 in 2003 due to increased fossil generation and increased purchased power at higher market prices. Fossil and hydroelectric generation represented 11% of Generation’s total supply in 2003 compared to 6% in 2002. See further discussion of purchased power and fuel expense by segment below.

Impairment of the Long-Lived Assets of Boston Generating. Generation recorded a $945 million charge (before income taxes) during 2003 to impair the long-lived assets of Boston Generating.

Operating and Maintenance Expense. Operating and maintenance expense increased in 2003 primarily due to a change in the accounting methodology for nuclear decommissioning, severance and severance-related costs associated with The Exelon Way, and increased costs at Generation associated with generating assets acquired in 2002. Partially offsetting these increases was an overall reduction in operating and maintenance expenses at Enterprises, primarily due to the sale of InfraSource during the third quarter of 2003. See further discussion of operating and maintenance expenses by segment below.

Operating Income. The decrease in operating income, exclusive of the changes in operating revenues, purchased power and fuel expense, Boston Generating long-lived asset impairment charge and operating and maintenance expense discussed above, was primarily due to a decrease of $214 million in depreciation and amortization expense primarily due to the adoption of SFAS No. 143 and lower depreciation and amortization expense in the Energy Delivery segment. In addition, taxes other than income also decreased by $128 million primarily due to a reduction in reserves for real estate taxes within the Energy Delivery and Generation segments.

Other Income and Deductions. Other income and deductions changed primarily due to impairment and other transaction-related charges of $280 million recorded in 2003 related to Generation’s investment in Sithe. Interest expense decreased 9% from $966 million in 2002 to $881 million in 2003 primarily due to less outstanding debt and refinancing of existing debt at lower interest rates at Energy Delivery partially offset by increased interest expense at Generation due to debt related to 2002 acquisitions and reduced capitalized interest in 2003. In 2002, Enterprises recorded a gain on the sale of its investment in AT&T Wireless of $198 million (before income taxes).

Effective Income Tax Rate. The effective income tax rate was 29.3% for 2003 compared to 37.4% for 2002. The decrease in the effective rate was primarily attributable to a decrease in state income taxes, net of Federal income tax benefit, and investments in synthetic fuel-producing facilities made in the fourth quarter of 2003.

Results of Operations by Business Segment

The comparisons of 2003 and 2002 operating results and other statistical information set forth below reflect intercompany transactions, which are eliminated in the consolidated financial statements.

Transfer of Exelon Energy Company from Enterprises to Generation. Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. The information for 2003 and 2002 related to the Generation and Enterprises segments discussed below has been adjusted to reflect the transfer of Exelon Energy Company from the Enterprises segment to the Generation segment. Exelon Energy Company’s 2003 and 2002 results were as follows:

	2003	2002
Total revenues	$834	$697
Intersegment revenues	4	8
Operating revenue and purchased power from affiliates	209	235
Depreciation and amortization	2	16
Operating expenses	857	700
Interest expense	1	4
Cumulative effect of changes in accounting principles	—	(11)
Loss before income taxes	(29)	(6)
Income taxes	(11)	16
Net loss	(18)	(33)

Income (Loss) Before Cumulative Effect of Changes in Accounting Principles by Business Segment

	2003	2002	Favorable (unfavorable) variance
Energy Delivery	$1,170	$1,268	$(98)
Generation	(259)	365	(624)
Enterprises	(117)	87	(204)
Corporate	(1)	(50)	49

Total	$793	$1,670	$(877)

Net Income (Loss) by Business Segment

	2003	2002	Favorable (unfavorable) variance
Energy Delivery	$1,175	$1,268	$(93)
Generation	(151)	367	(518)
Enterprises	(118)	(145)	27
Corporate	(1)	(50)	49

Total	$905	$1,440	$(535)

Results of Operations—Energy Delivery

	2003	2002	Favorable (unfavorable) variance
OPERATING REVENUES	$10,202	$10,457	$(255)

OPERATING EXPENSES
Purchased power and fuel expense	4,597	4,602	5
Operating and maintenance	1,669	1,486	(183)
Depreciation and amortization	873	978	105
Taxes other than income	440	531	91

Total operating expense	7,579	7,597	18

OPERATING INCOME	2,623	2,860	(237)

OTHER INCOME AND DEDUCTIONS
Interest expense	(747)	(854)	107
Distributions on mandatorily redeemable preferred securities	(39)	(45)	6
Equity in income of unconsolidated affiliates	—	1	(1)
Other, net	51	71	(20)

Total other income and deductions	(735)	(827)	92

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,888	2,033	(145)
INCOME TAXES	718	765	47

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,170	1,268	(98)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	5	—	5

NET INCOME	$1,175	$1,268	$(93)

Net Income. Energy Delivery’s net income in 2003 decreased primarily due to increased operating and maintenance expense resulting from severance and curtailment charges associated with The Exelon Way, a charge at ComEd associated with a regulatory settlement, lower revenues, net of purchased power primarily attributable to weather and higher purchased power prices, partially offset by reductions in depreciation and amortization expense, taxes other than income, and interest expense.

Operating Revenues. The changes in Energy Delivery’s operating revenues for 2003 compared to 2002 consisted of the following:

Energy Delivery	Electric	Gas	Total increase (decrease)
Customer choice	$(167)	$—	$(167)
Weather	(229)	71	(158)
Resales and other	—	(22)	(22)
Rate changes and mix	(58)	51	(7)
Volume	118	(3)	115
Other effects	(15)	(1)	(16)

(Decrease) increase in operating revenues	$(351)	$96	$(255)

Customer Choice. For 2003 and 2002, 25% and 21%, respectively, of energy delivered to Energy Delivery’s retail customers was provided by an alternative electric supplier or under the ComEd PPO. The decrease in electric retail revenues attributable to customer choice included a decrease in revenues of $155 million from customers in Illinois electing to purchase energy from an alternative electric supplier and a decrease in revenues of $12 million from customers in Pennsylvania selecting or being assigned to an alternative electric generation supplier.

Weather. Energy Delivery’s electric revenues were affected by cooler summer weather in 2003, partially offset by colder winter weather in the first quarter of 2003. Cooling degree-days in the ComEd and PECO service territories were 36% lower and 21% lower, respectively, in 2003 as compared to 2002. Heating degree-days in the ComEd and PECO service territories were 5% higher and 16% higher, respectively, in 2003 as compared to 2002.

Energy Delivery’s gas revenues were affected by colder winter weather in the first quarter of 2003.

Resales and Other. Energy Delivery’s gas revenues decreased as a result of a decrease in off-system sales, exchanges and capacity releases.

Rate Changes and Mix. Energy Delivery’s electric revenues decreased $33 million at ComEd primarily due to decreased average energy rates under ComEd’s PPO as a result of lower wholesale market prices. Electric revenues decreased $25 million at PECO as a result of rate mix due to changes in monthly usage patterns in all customer classes during 2003 as compared to 2002.

Energy Delivery’s gas revenues increased due to increases in rates through the purchased gas adjustment clause that became effective March 1, 2003, June 1, 2003 and December 1, 2003. The average purchased gas cost rate per million cubic feet for 2003 was 11% higher than the rate in 2002. PECO’s purchased gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates.

Volume. Energy Delivery’s electric revenues increased as a result of higher delivery volume, exclusive of the effects of weather and customer choice, due to an increased number of customers and increased usage per customer, primarily in the large and small commercial and industrial customer classes.

Other. The decrease was attributable to a reduction in wholesale revenue. This reduction reflects a $12 million reimbursement from Generation in 2002.

Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for 2003 compared to 2002 consisted of the following:

Energy Delivery	Electric	Gas	Total increase (decrease)
Customer choice	$(143)	$—	$(143)
Weather	(119)	49	(70)
Resales and other	—	(28)	(28)
Prices	74	39	113
Volume	73	6	79
Decommissioning	62	—	62
Other	(23)	5	(18)

(Decrease) increase in purchased power and fuel expense	$(76)	$71	$(5)

Customer Choice. An increase in customer switching resulted in a reduction of purchased power expense, primarily due to ComEd’s non-residential customers electing to purchase energy from an alternative electric supplier or ComEd’s PPO and PECO’s non-residential customers electing or being assigned to purchase energy from alternative energy suppliers.

Weather. Energy Delivery’s purchased power and fuel expense decreased due to the impacts of cooler summer weather in 2003, partially offset by colder winter weather in the first quarter of 2003.

Resales and other. Energy Delivery’s fuel expense decreased as a result of reduced resale transactions.

Prices. Energy Delivery’s purchased power increased for electric due to an increase in the weighted average on-peak/off-peak cost of electricity at ComEd, and fuel expense for gas increased due to PECO’s higher gas prices.

Volume. Energy Delivery’s purchased power and fuel expense increased due to increases, exclusive of the effect of weather, in the number of customers and average usage per customer, primarily large and small commercial and industrial customers at ComEd and PECO.

Decommissioning. ComEd changed its presentation for accounting for decommissioning collections upon the adoption of SFAS No. 143 (see Note 14 of Exelon’s Notes to Consolidated Financial Statements). Decommissioning collections, which are remitted to Generation, were previously recorded as amortization expense and are recorded as purchased power expense in 2003.

Other. Energy Delivery’s purchased power decreased due to additional energy billed in 2002 under the purchase power agreement (PPA) with Generation discussed in other operating revenues above.

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2003 compared to 2002 consisted of the following:

Energy Delivery	Increase (decrease)
Severance, pension and postretirement benefit costs associated with The Exelon Way	$167
Charge recorded at ComEd in 2003 associated with a regulatory settlement (a)	41
Increased storm costs	36
Increased employee fringe benefits primarily due to increased health care costs	23
Decreased payroll expense due to fewer employees	(93)
Decreased costs associated with the initial implementation of automated meter reading services at PECO in 2002	(13)
Other	22

Increase in operating and maintenance expense	$183

(a)	For more information regarding the settlement, see Note 5 of Exelon’s Notes to Consolidated Financial Statements.

Depreciation and Amortization Expense. The reduction in depreciation and amortization expense was primarily due to a change in the accounting for nuclear decommissioning at ComEd, lower amortization of ComEd’s recoverable transition costs of $58 million and a $48 million reduction due to changes in ComEd’s depreciation rates in 2002, partially offset by increased depreciation of $30 million due to capital additions across Energy Delivery and increased competitive transition charge amortization of $28 million at PECO.

Taxes Other Than Income. The reduction in taxes other than income was primarily due to a reduction of real estate tax accruals recorded by PECO of $58 million during the third quarter of 2003 and a favorable settlement of coal use tax at ComEd of $25 million. See Note 20 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the reduction of real estate tax accruals recorded by PECO.

Interest Expense. The reduction in interest expense was primarily due to refinancing existing debt at lower rates and the pay down of transitional trust notes.

Energy Delivery Operating Statistics and Revenue Detail

Energy Delivery’s electric sales statistics and revenue detail were as follows:

Retail Deliveries—(in GWhs) (a)	2003	2002	Variance	% Change
Full service (b)
Residential	37,564	37,839	(275)	(0.7%)
Small commercial & industrial	28,165	29,971	(1,806)	(6.0%)
Large commercial & industrial	20,660	22,652	(1,992)	(8.8%)
Public authorities & electric railroads	6,022	7,332	(1,310)	(17.9%)

Total full service	92,411	97,794	(5,383)	(5.5%)

Delivery only (c)
Residential	900	1,971	(1,071)	(54.3%)
Small commercial & industrial	7,461	5,634	1,827	32.4%
Large commercial & industrial	10,689	7,652	3,037	39.7%
Public authorities & electric railroads	1,402	913	489	53.6%

	20,452	16,170	4,282	26.5%

PPO (ComEd only)
Small commercial & industrial	3,318	3,152	166	5.3%
Large commercial & industrial	4,348	5,131	(783)	(15.3%)
Public authorities & electric railroads	1,925	1,346	579	43.0%

	9,591	9,629	(38)	(0.4%)

Total delivery only and PPO deliveries	30,043	25,799	4,244	16.5%

Total retail deliveries	122,454	123,593	(1,139)	(0.9%)

(a)	One gigawatthour is the equivalent of one million kilowatthours (kWh).
(b)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(c)	Delivery only reflects service from customers electing to receive electric generation service from an alternative electric supplier, which rates include a distribution charge and a CTC.

Electric Revenue	2003	2002	Variance	% Change
Full service (a)
Residential	$3,715	$3,719	$(4)	(0.1%	)
Small commercial & industrial	2,421	2,601	(180)	(6.9%	)
Large commercial & industrial	1,394	1,496	(102)	(6.8%	)
Public authorities & electric railroads	396	456	(60)	(13.2%	)

Total full service	7,926	8,272	(346)	(4.2%	)

Delivery only (b)
Residential	65	145	(80)	(55.2%	)
Small commercial & industrial	214	159	55	34.6%
Large commercial & industrial	196	170	26	15.3%
Public authorities & electric railroads	33	28	5	17.9%

	508	502	6	1.2%

PPO (ComEd only) (c)
Small commercial & industrial	225	204	21	10.3%
Large commercial & industrial	240	278	(38)	(13.7%	)
Public authorities & electric railroads	103	71	32	45.1%

	568	553	15	2.7%

Total delivery only and PPO	1,076	1,055	21	2.0%

Total electric retail revenues	9,002	9,327	(325)	(3.5%	)

Wholesale and miscellaneous revenue (d)	555	581	(26)	(4.5%	)

Total electric revenue	$9,557	$9,908	$(351)	(3.5%	)

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements for a discussion of CTC.
(b)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive electric generation service from an alternative electric supplier, which rates include a distribution charge and a CTC.
(c)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges, and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.
(d)	Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.

Energy Delivery’s gas sales statistics and revenue detail were as follows:

Deliveries to customers in million cubic feet (mmcf)	2003	2002	Variance	% Change
Retail sales	61,858	54,782	7,076	12.9%
Transportation	26,404	30,763	(4,359)	(14.2%)

Total	88,262	85,545	2,717	3.2%

Revenue	2003	2002	Variance	% Change
Retail sales	$609	$490	$119	24.3%
Transportation	18	19	(1)	(5.3%)
Resales and other	18	40	(22)	(55.0%)

Total	$645	$549	$96	17.5%

Results of Operations—Generation

As previously described, effective January 1, 2004, Exelon contributed its interest in Exelon Energy Company to Generation. Exelon Energy Company was previously reported as a part of the Enterprises segment. For comparative discussion and analysis, Exelon Energy Company’s results of operations have been included within Generation’s results of operations as if this transfer had occurred on January 1, 2002.

	2003	2002	Favorable (unfavorable) variance
OPERATING REVENUES	$8,760	$7,320	$1,440

OPERATING EXPENSES
Purchased power	3,630	3,298	(332)
Fuel	2,115	1,372	(743)
Operating and maintenance	1,886	1,686	(200)
Impairment of Boston Generating, LLC long-lived assets	945	—	(945)
Depreciation and amortization	201	292	91
Taxes other than income	121	166	45

Total operating expense	8,898	6,814	(2,084)

OPERATING INCOME (LOSS)	(138)	506	(644)

OTHER INCOME AND DEDUCTIONS
Interest expense	(89)	(79)	(10)
Equity in earnings of unconsolidated affiliates	49	87	(38)
Other, net	(267)	87	(354)

Total other income and deductions	(307)	95	(402)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(445)	601	(1,046)

INCOME TAXES	(190)	233	423

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(255)	368	(623)

MINORITY INTEREST	(4)	(3)	(1)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(259)	365	(624)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (net of income taxes)	108	2	106

NET INCOME (LOSS)	$(151)	$367	$(518)

Net Income (Loss). The decrease in Generation’s net income in 2003 as compared to 2002 was primarily due to an impairment charge of $945 million before income taxes recorded in 2003 related to the long-lived assets of Boston Generating, impairment and other transaction-related charges of $280 million before income taxes recorded in 2003 related to Generation’s investment in Sithe, and increased operating and maintenance expenses, partially offset by an increase in operating revenues net of purchased power and fuel expense. Generation also experienced an increase in its effective tax rate.

Cumulative effect of changes in accounting principles recorded in 2003 and 2002 included income of $108 million, net of income taxes, recorded in 2003 related to the of adoption of SFAS No. 143 and income of $2 million, net of income taxes, recorded in 2002 related to the adoption of SFAS No. 142. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further discussion of these effects.

Operating Revenues. Operating revenues increased in 2003 as compared to 2002. Generation’s sales in 2003 and 2002 were as follows:

Revenue (in millions)	2003	2002	Variance	% Change
Electric sales to affiliates	$3,831	$3,978	$(147)	(3.7%)
Wholesale and retail electric sales	4,107	2,736	1,371	50.1%

Total energy sales revenue	7,938	6,714	1,224	18.2%
Retail gas sales	588	451	137	30.4%
Trading portfolio	1	(29)	30	(103.4%)
Other revenue (a)	233	184	49	26.6%

Total revenue	$8,760	$7,320	$1,440	19.7%

Sales (in GWhs)	2003	2002	Variance	% Change
Electric sales to affiliates	112,688	118,473	(5,785)	(4.9%)
Wholesale and retail electric sales	112,816	88,985	23,831	26.8%

Total sales	225,504	207,458	18,046	8.7%

(a)	Includes sales related to tolling agreements and fossil fuel sales.

Trading volumes of 32,584 GWhs and 69,933 GWhs for the years ended December 31, 2003 and 2002, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VAR trading limits in 2003, which are set by the Exelon Risk Management Committee and approved by the Board of Directors.

Electric Sales to Affiliates. Sales to affiliates decreased primarily due to lower volume sales to ComEd, offset by slightly higher realized prices. Sales to PECO were lower, primarily due to lower realized prices, partially offset by slightly higher volumes.

Wholesale and Retail Electric Sales. Sales volume in the wholesale spot and bilateral markets increased primarily due to the acquisition of Exelon New England in November 2002 and the commencement of commercial operations in 2003 of the Boston Generating facilities, Mystic 8 and 9 and Fore River. In addition, average market prices were $5/MWh higher than 2002.

Retail Gas Sales. Retail gas sales at Exelon Energy increased $97 million due to higher gas prices in 2003. In addition, customer growth in the gas and electric markets increased revenues by $69 million and $40 million, respectively. These increases were partially offset by the discontinuance of retail sales in the PJM region of $40 million and the wind-down of the Northeast operations of $29 million.

Trading Revenues. Trading activity increased revenue by $1 million in 2003 compared to a reduction in revenue of $29 million in 2002 due to an increase in gas prices in April 2002, which negatively affected Generation’s trading positions.

Other. Revenues also increased in 2003 as compared to 2002, as a result of a $76 million increase in sales of excess fossil fuel. The increased excess fossil fuel is a result of generating plants in the Texas and New England regions operating at less than projected levels. Also, revenue increased by $62 million due to higher decommissioning revenue received from ComEd in 2003 compared to 2002.

Purchased Power and Fuel Expense. Generation’s supply of sales in 2003 and 2002, excluding the trading portfolio, was as follows:

Supply of Sales (in GWhs)	2003	2002	% Change
Nuclear generation (a)	117,502	115,854	1.4%
Purchases—non-trading portfolio (b)	83,692	78,628	6.4%
Fossil and hydroelectric generation	24,310	12,976	87.3%

Total supply	225,504	207,458	8.7%

(a)	Excluding AmerGen.
(b)	Including purchase power agreements with AmerGen.

Generation’s supply mix changed as a result of increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 as compared to 2002, increased fossil generation due to the Exelon New England plants acquired in November 2002, including plants under construction which became operational in the second and third quarters of 2003 and account for an increase of 8,426 GWhs. Additionally, the change included additional purchased power of 3,320 GWhs from Exelon New England, a new PPA with AmerGen which increased purchased power by 3,049 GWhs in the second quarter of 2003 and 11,989 GWhs of other miscellaneous power purchases, which more than offset a 14,208 GWhs reduction in purchased power from Midwest Generation.

The changes in Generation’s purchased power and fuel expense for 2003 compared to 2002 consisted of the following:

Generation	Increase
Exelon New England	$429
Prices	350
Volume	46
Hedging activity	22
Other	228

Increase in purchased power and fuel expense	$1,075

Exelon New England. Generation acquired Exelon New England in November 2002 and Mystic Units 8 and 9 began commercial operations during the second quarter of 2003, while Fore River began commercial operations during the third quarter of 2003.

Prices. The increase reflects higher market prices in 2003.

Volume. Purchased power increased in 2003 due to an increase in purchased power from AmerGen under a June 2003 PPA to purchase 100% of the output of Oyster Creek. Prior to the June 2003 PPA, Generation did not purchase power from Oyster Creek. Fuel expense increased due to increases in fossil fuel generation required to meet the increased market demand for energy and the acquisition of generating plants in Texas in April 2002.

Hedging Activity. Mark-to-market losses on hedging activities were $16 million in 2003 compared to a gain of $6 million in 2002.

Other. Other increases in purchased power and fuel were primarily due to $171 million of higher purchased power and fuel expense at Exelon Energy, additional nuclear fuel amortization of $16 million in 2003 resulting from under-performing fuel, which was completely replaced in May 2003 at the Quad Cities Unit 1, and $10 million due to the write-down of coal inventory in 2003 as a result of a fuel burn analysis.

Generation’s average margins per MWh sold for the years ended December 31, 2003 and 2002 were as follows:

($/MWh)	2003	2002	% Change
Average revenue
Electric sales to affiliates	$34.00	$33.58	1.3%
Wholesale electric sales	36.40	30.75	18.4%
Total—excluding the trading portfolio	35.20	32.36	8.8%
Average supply cost—excluding the trading portfolio (a)	25.48	22.51	13.2%
Average margin—excluding the trading portfolio	9.72	9.85	(1.3%)

(a)	Average supply cost includes purchased power, fuel costs and PPAs with AmerGen in 2003.

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2003 compared to 2002 consisted of the following:

Generation	Increase (decrease)
2003 asset impairment charge related to long-lived assets of Boston Generating	$945
Adoption of SFAS No. 143 (a)	118
Increased costs due to generating asset acquisitions in 2002	78
Severance, pension and postretirement benefit costs associated with The Exelon Way	60
Increased employee fringe benefits primarily due to increased health care costs	54
Decreased refueling outage costs (b)	(49)
2002 executive severance	(19)
Other	(42)

Increase in operating and maintenance expense	$1,145

(a)	Due to a reclassification of decommissioning-related expenses upon the adoption of SFAS No. 143.
(b)	Includes cost savings of $19 million related to one of Generation’s co-owned facilities. Refueling outage days, not including Generation’s co-owned facilities, decreased from 202 in 2002 to 157 in 2003.

The increase in operating and maintenance expense is primarily due to the decision to transition out of the ownership of Boston Generating during the third quarter of 2003. Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes) in the third quarter of 2003. The remaining increase is due to payroll-related costs due to implementation of the programs associated with The Exelon Way, costs incurred due to generating asset acquisitions made in 2002, partially offset by lower refueling outage costs.

Nuclear fleet operating data and purchased power costs data for the year ended December 31, 2003 and 2002 were as follows:

Generation	2003	2002
Nuclear fleet capacity factor (a)	93.4%	92.7%
Nuclear fleet production cost per MWh (a)	$12.53	$13.00
Average purchased power cost for wholesale operations per MWh (b)	$43.17	$41.94

(a)	Including AmerGen and excluding Salem, which is operated by PSEG Nuclear.
(b)	Including PPAs with AmerGen.

The higher nuclear capacity factor and decreased production costs are primarily due to 56 fewer planned refueling outage days in 2003 as compared to 2002, resulting in a $36 million decrease in refueling outage costs, including a $6 million decrease related to AmerGen. The years ended December 31, 2003 and 2002 included 30 and 26 unplanned outages, respectively, resulting in a $2 million increase in non-refueling outage costs in 2003 as compared to 2002.

Depreciation and Amortization. The decrease in depreciation and amortization expense in 2003 as compared to 2002 was primarily attributable to a $130 million reduction in decommissioning expense net of ARC depreciation, as these costs are included in operating and maintenance expense after the adoption of SFAS No. 143, and a $12 million decrease due to life extensions of assets acquired in 2002. The decrease was partially offset by $65 million of additional depreciation expense on capital additions placed in service in 2002, of which $18 million of expense is related to plant acquisitions made after the third quarter of 2002.

Effective Income Tax Rate. The effective income tax rate was 42.7% for 2003 compared to 38.8% for 2002. This increase was primarily attributable to the impairment charges recorded in 2003 related to the long-lived assets of Boston Generating and Generation’s investment in Sithe that resulted in a pre-tax loss. Other adjustments that affected income taxes include a decrease in tax-exempt interest in 2003 and an increase in nuclear decommissioning investment income for 2003.

Results of Operations—Enterprises

Enterprises	2003	2002	Favorable (unfavorable) variance
Operating revenues	$923	$1,336	$(413)
Purchased power and fuel expense	—	6	6
Operating and maintenance expense	1,027	1,297	270
Operating loss	(139)	(11)	(128)
Income (loss) before income taxes and cumulative effect of changes in accounting principles	(187)	140	(327)
Income (loss) before cumulative effect of changes in accounting principles	(117)	87	(204)
Net loss	(118)	(145)	27

Net Loss. The decrease in Enterprises’ net loss before cumulative effect of changes in accounting principles in 2003 was primarily due to a decrease in operating revenues, partially offset by a decrease in operating and maintenance expense. Depreciation and amortization expense decreased $15 million before income taxes from 2002 to 2003 primarily as a result of property, plant and equipment classified as held for sale in 2003. In 2003, Enterprises recorded charges for impairments of $46 million before income taxes due to other-than-temporary declines in value and an impairment charge of $8 million before income taxes for its equity method investment in a district cooling business joint venture, partially offset by 2002 charges for impairment of investments of $41 million before income taxes and a net impairment of other assets of $4 million before income taxes. In 2002, Enterprises recorded a pre-tax gain of $198 million on the sale of its investment in AT&T Wireless. The adoption of SFAS No. 143 reduced 2003 net income by $1 million, net of income taxes. The adoption of SFAS No. 142 reduced 2002 net income by $243 million, net of income taxes. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further discussion of the adoptions of SFAS No. 143 and SFAS No. 142.

Operating Revenues. The changes in Enterprises’ operating revenues for 2003 compared to 2002 consisted of the following:

Enterprises	Increase (decrease)
InfraSource	$(359)
Exelon Services	(60)
Other	6

Decrease in operating revenues	$(413)

InfraSource. Operating revenues decreased $256 million at InfraSource due to the sale of the majority of the InfraSource businesses in the third quarter of 2003. For the remaining InfraSource businesses, operating revenues decreased $103 million as a result of the closing of certain businesses and the reduction of new business as a result of wind-down efforts.

Exelon Services. Operating revenues decreased $79 million at Exelon Services due to poor economic conditions in the construction market. This decrease was partially offset by improved performance contracting activities of $19 million.

Operating and Maintenance Expense. The changes in Enterprises’ operating and maintenance expense for 2003 compared to 2002 consisted of the following:

Enterprises	Increase (decrease)
InfraSource	$(267)
Exelon Services	(6)
Other	3

Decrease in operating and maintenance expense	$(270)

InfraSource. Operating and maintenance expense decreased $222 million due to the sale of the majority of InfraSource businesses in the third quarter of 2003. In addition, operating and maintenance expense decreased $80 million as a result of wind-down efforts of the remaining InfraSource businesses. These decreases were partially offset by increased expense of approximately $30 million due to margin deterioration on various construction projects.

During 2003, Enterprises recorded a net charge to operating and maintenance expense of $4 million (before income taxes and minority interest) associated with the sale of the majority of the InfraSource businesses.

Exelon Services. Operating and maintenance expense decreased $56 million at Exelon Services due primarily to delays on mechanical construction projects resulting from poor economic conditions in the construction market. This decrease was partially offset by additional costs from increased performance contracting activities of $13 million, a goodwill impairment charge of $24 million and other asset impairments of $15 million.

Effective Income Tax Rate. The effective income tax rate was 37.4% for 2003 compared to 37.9% for 2002. The decrease in the effective tax rate was primarily attributable to the AT&T wireless sale.

Liquidity and Capital Resources

Exelon’s businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from Energy Delivery’s and Generation’s operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing at reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that Exelon no longer has access to the capital markets at reasonable terms, Exelon has access to revolving credit facilities with aggregate bank commitments of $1.5 billion that it currently utilizes to support its commercial paper programs. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion. Exelon primarily uses its capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay common stock dividends, fund its pension obligations and invest in new and existing ventures. Exelon’s construction expenditures utilize a significant amount of cash on projects that have a long-term return on investment. Additionally, Energy Delivery operates in a rate-regulated environment in which recovery of current cash expenditures takes place over an extended period of time. As a result of these factors, Exelon has historically operated with a working capital deficit. However, Exelon expects operating cash flows to be sufficient to meet operating and capital expenditure requirements. Future acquisitions that Exelon may undertake, such as the proposed merger with PSEG, may require external debt financing or the issuance of Exelon common stock.

Cash Flows from Operating Activities

Energy Delivery’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter of each fiscal year. Energy Delivery’s future cash flows will be affected by the impact of the economy, weather, customer choice and future regulatory proceedings on its revenues and its ability to achieve operating cost reductions. Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Energy Delivery. Generation’s future cash flows from operating activities will be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs.

Cash flows from operations have been, and are expected to continue to provide, a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future. Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability to fund their business requirements. See “Business Outlook and the Challenges in Managing the Business” for further information regarding the regulatory transition periods. Additionally, Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. See Note 13 of Exelon’s Notes to Consolidated Financial Statements for additional information regarding these tax positions.

The following table provides a summary of the major items impacting cash flows from operations:

	2004	2003	Variance
Net income	$1,864	$905	$959
Non-cash operating activities (a)	2,274	2,989	(715)
Changes in working capital and other noncurrent assets and liabilities (b)	530	(366)	896
Pension and post-retirement healthcare benefit payments	(270)	(144)	(126)

Net cash flow from operations	$4,398	$3,384	$1,014

(a)	Represents depreciation, amortization and accretion, deferred income taxes, cumulative effect of changes in accounting principle, impairment of investments and long-lived assets and other non-cash charges.
(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper and the current portion of long-term debt.

Cash flows provided by operations in 2004 and 2003 were $4,398 million and $3,384 million, respectively. Changes in Exelon’s cash flows provided by operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business. The $1,014 million increase in cash flows provided by operations from 2003 to 2004 was due primarily to an increase in operating income of $1,156 million during 2004 over 2003 and changes in working capital and other asset and liability accounts, including income taxes. The timing of the working capital and other noncurrent asset and liability account changes resulted in an increase to cash flows provided by operations of approximately $896 million in 2004 over 2003, approximately

$564 million of which is the result of the timing of Federal income tax activity. The operating cash flows resulting from Federal income tax activity were primarily the result of the following:

•	Exelon reduced its Federal income tax obligation by approximately $315 million and $140 million in 2004 and 2003, respectively, for tax-deductible pension plan contributions of approximately $900 million to be contributed prior to September 15, 2005 and $400 million contributed prior to September 15, 2004, respectively.

•	Exelon realized Federal income tax credits from its investments in synthetic fuel producing facilities, which reduced its 2004 and 2003 Federal income taxes payable by approximately $216 million and $23 million, respectively.

•	Exelon recorded approximately $631 million and $1,057 million of special depreciation allowances in 2004 and 2003, respectively, that resulted in the reduction of Federal income taxes payable of approximately $220 million and $370 million, respectively. Approximately $150 million of the 2003 special depreciation allowance was recorded as a Federal income tax receivable at December 31, 2003 and filed and collected as a corporate application for quick refund in March 2004. This activity resulted in a $300 million year over year increase in cash flows from 2003 to 2004.

•	In November 2003, Exelon recorded a Federal income tax receivable of approximately $120 million for capital losses generated in 2003 related to its investment in Sithe, which were carried back to prior periods. The transaction was presented as a use of cash in Exelon’s December 31, 2003 statement of cash flows.

The combination of the income tax activities described above and other income tax activities reduced the amount of cash paid for income taxes from approximately $730 million in 2003 to approximately $200 million in 2004, a decrease of $530 million.

Additionally, the following non-recurring operating cash flows occurred during 2004:

•	In December 2004, TXU and Generation terminated a tolling agreement and entered into a new agreement. Upon termination of the original agreement, Generation received a cash payment of $172 million. The resulting gain was deferred and will be recognized as income over the contractual term of the new agreement. See Note 2 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the transaction with TXU.

•	Net cash received for collateral for 2004 was $73 million, compared to $68 million paid in 2003. The year over year increase in cash flows of $141 million was primarily due to the reduction of cash collateral requirements for certain trading counterparties as a result of Generation negotiating the acceptance of letters of credit during 2004 to satisfy current and future collateral obligations.

•	During 2004, Exelon paid $86 million for prepayment premiums on the retirement of ComEd debt. See “Cash Flows from Financing Activities” for further information regarding debt retirements pursuant to the accelerated liability management plan.

Exelon management does not expect the changes in working capital associated with income taxes and other non-recurring events, as described above, that contributed to the increase in cash flows provided by operations in 2004 to recur.

Pension and other non-pension postretirement payments. Discretionary tax-deductible pension plan payments were $439 million in 2004 compared to $367 million in 2003. Exelon also contributed $11 million during 2004 to the pension plans needed to satisfy minimum funding requirements of the Employee Retirement Income Security Act. Additionally, $132 million and $135 million were contributed to the postretirement welfare benefit plans for 2004 and 2003, respectively. See Note 15 of Exelon’s

Notes to Consolidated Financial Statements for further information regarding pension and postretirement benefits.

Exelon expects to contribute approximately $2 billion to its pension plans in 2005, which will be funded primarily through the issuance of debt in 2005. These contributions exclude benefit payments expected to be made directly from corporate assets. Of the $2 billion expected to be contributed to the pension plans during 2005, $13 million is estimated to be needed to satisfy Employee Retirement Income Security Act (ERISA) minimum funding requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities for 2004 and 2003 were $1,736 million and $2,109 million, respectively. In addition to the recurring investing activities presented on the face of the Consolidated Statement of Cash Flows, significant investing activities by business segment during 2004 and 2003 are as follows:

Exelon

•	Exelon received cash proceeds of $76 million, net of $2 million held in escrow at December 31, 2004, from the sale of its investments in affordable housing in 2004.

•	Exelon contributed $56 million to investments in synthetic fuel-producing facilities in 2004.

Generation

•	Exelon Generation received cash proceeds of $42 million from the January 2004 sale of three gas turbines that were classified as assets held for sale at December 31, 2003.

•	On March 31, 2004, Exelon consolidated the assets and liabilities of Sithe under the provisions of FIN 46-R, which resulted in an increase in cash of $19 million. See Note 1 and Note 3 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the FIN 46-R consolidation of Sithe.

•	Sithe collected a $20 million note receivable during 2004 related to the sale of certain businesses of Sithe during the fourth quarter of 2003 and the first quarter of 2004.

•	On November 25, 2003, Generation, Reservoir, and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe. Net cash proceeds from the series of transactions were $44 million. In addition, a note was received from EXRES SHC, Inc. for $92 million. See Note 3 and Note 25 of Exelon’s Notes to Consolidated Financial Statements for further information regarding this transaction and Generation’s sale of Sithe.

•	In December 2003, Generation purchased the 50% interest in AmerGen held by British Energy for $240 million, net of cash acquired of $36 million. The acquisition was funded with cash provided by operations.

Enterprises

•	Cash proceeds of $227 million, net of transaction costs and contingency payments on prior year dispositions, were received during 2004 from the sales of Exelon Thermal Holdings, Inc., substantially all of the operating businesses of Exelon Services, Inc., and Enterprises’ investments in PECO TelCove and other equity method and cost basis investments of Enterprises.

•	Early settlement on an acquisition note receivable from the 2003 disposition of InfraSource resulted in cash proceeds of $30 million during 2004.

•	In September 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource for cash of $175 million, net of transaction costs and cash transferred to the buyer upon sale.

Investing activities in 2004 and 2003 exclude the non-cash issuance of $22 million and $238 million of notes payable, respectively, for Exelon’s investments in synthetic fuel-producing facilities. Exelon expects these investments to provide more than $200 million of net cash benefits from 2005 through 2008, with peak net cash of approximately $100 million in 2008.

Capital expenditures by business segment for 2004 and projected amounts for 2005 are as follows:

	2004	2005
Energy Delivery	$946	$1,023
Generation	960	1,073
Corporate and other	15	56

Total capital expenditures	$1,921	$2,152

Excluding acquisitions, capital requirements during 2005 are expected to be met through internally generated cash or external borrowings. Exelon’s proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Energy Delivery. Energy Delivery’s projected capital expenditures for 2005 reflect continuing efforts to improve the reliability of its transmission and distribution systems and capital additions to support new business and customer growth. Exelon anticipates that Energy Delivery’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

Generation. Exelon projects that Generation’s capital expenditures for 2005 will be higher than they were in 2004. The majority of these expenditures will be for additions and upgrades to existing facilities, nuclear fuel and increases in capacity at existing plants. Generation is planning on eleven nuclear refueling outages in 2005, compared to ten during 2004; however, the projected total non-fuel capital expenditures for the nuclear plants are expected to decrease in 2005 from 2004 by $40 million. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

Cash Flows from Financing Activities

Cash flows used in financing activities for 2004 were $2,627 million compared to $1,240 million for the same period in 2003. The increase in cash used in financing activities was primarily attributable to an increase in the net retirement of long-term debt and preferred securities during 2004 of $2,221 million. Exelon retired $1.2 billion of long-term debt, including $1.0 billion prior to its maturity and $206 million at maturity, during 2004 in accordance with an accelerated liability management plan and retired $728 million of long-term debt due to financing affiliates. During 2003, Exelon issued debt (net of retirements during the period) and preferred stock of approximately $96 million. See Note 12 of Exelon’s Notes to Consolidated Financial Statements for further information regarding debt issuances and retirements during 2004. During 2004, Exelon issued $164 million of commercial paper, net of payments, and received cash proceeds of $33 million from the settlement of interest-rate swaps.

During 2003, Exelon repaid $355 million of commercial paper and paid $43 million to settle interest- rate swaps. Additionally, Exelon repurchased common shares totaling $82 million during 2004 and received proceeds from employee stock plans of $240 million and $181 million during 2004 and 2003, respectively.

In 2004, Generation paid $27 million of a note payable to Sithe, compared to $446 million paid in 2003. At December 31, 2004, Generation had repaid $473 million of the note payable, resulting in a remaining balance of $63 million, which was paid upon the completion of a series of transactions that resulted in Generation’s exit from its investment in Sithe on January 31, 2005. See Note 25 of Exelon’s Notes to Consolidated Financial Statements for further information regarding the sale of Sithe.

The 2004 cash dividend payments on common stock increased $211 million over 2003, reflecting a 10% increase in the first quarter of 2004 and an 11% increase in the third quarter of 2004. See further discussion of Exelon’s dividend policy within the “Dividends” section of ITEM 5 of this Form 10-K.

From time to time and as market conditions warrant, Exelon may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen its balance sheet. In the third quarter of 2004, Exelon initiated an accelerated liability management plan. Through December 31, 2004, ComEd had retired approximately $1.2 billion of debt under the plan, including $1.0 billion prior to its maturity and $206 million at maturity.

Credit Issues

Exelon Credit Facility

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by Exelon, ComEd, PECO and Generation. At December 31, 2004, Exelon, along with ComEd, PECO and Generation, participated with a group of banks in a $1 billion unsecured revolving facility maturing on July 16, 2009 and a $500 million unsecured revolving credit facility maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.

At December 31, 2004, Exelon, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Bank Sublimit (a)	Available Capacity (b)	Outstanding Commercial Paper
Exelon	$700	$685	$490
ComEd	100	74	—
PECO	100	100	—
Generation	600	444	—

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.
(b)	Available capacity represents the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit facilities.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. The maximum LIBOR adder is 170 basis points.

The average interest rates on commercial paper in 2004 for Exelon, ComEd, PECO and Generation were approximately 1.51%, 2.11%, 1.08% and 1.14%, respectively.

The credit agreements require Exelon, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, revenues from Sithe and interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the twelve-month period ended December 31, 2004:

	Exelon	ComEd	PECO	Generation
Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1

At December 31, 2004, Exelon, ComEd, PECO and Generation were in compliance with the foregoing thresholds.

At December 31, 2004, Exelon’s capital structure consisted of 56% of long-term debt, including long-term debt to financing trusts, 41% common equity, 2% notes payable and less than 1% preferred securities of subsidiaries. Total debt included $5.3 billion owed to unconsolidated affiliates of ComEd and PECO that qualify as special purpose entities under FIN 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of Energy Delivery or mandatorily redeemable preferred securities. See Note 1 of Exelon’s Notes to Consolidated Financial Statements for further information regarding FIN 46-R.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by the corporate treasurer. ComEd and its subsidiary, Commonwealth Edison Company of Indiana, Inc. (ComEd of Indiana), PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon and UII, LLC, a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the money pool by participant during 2004 are described in the following table in addition to the net contribution or borrowing as of December 31, 2004:

	Maximum Contributed	Maximum Borrowed	December 31, 2004 Contributed (Borrowed)
ComEd	$487	$43	$308
ComEd of Indiana (a)	21	—	—
PECO	162	70	34
Generation	53	546	(283)
BSC	—	197	(59)
UII, LLC	160	—	—

(a)	The activity at ComEd of Indiana was eliminated in the consolidation of ComEd.

Security Ratings

Exelon’s, ComEd’s, PECO’s and Generation’s access to the capital markets, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. On December 20, 2004, Standard and Poor’s Rating Services placed the ratings of Exelon and its subsidiaries on credit watch with negative implications in response to the announced Merger between Exelon and PSEG. None of Exelon’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit facilities.

The following table shows the Registrants’ securities ratings at December 31, 2004:

	Securities	Moody’s Investors Service	Standard & Poors Corporation	Fitch Investors Service, Inc.
Exelon	Senior unsecured debt	Baa2	BBB+	BBB+
	Commercial paper	P2	A2	F2
ComEd	Senior secured debt	A3	A-	A-
	Commercial paper	P2	A2	F2
	Transition bonds (a)	Aaa	AAA	AAA
PECO	Senior secured debt	A2	A-	A
	Commercial paper	P1	A2	F1
	Transition bonds (b)	Aaa	AAA	AAA
Generation	Senior unsecured debt	Baa1	A-	BBB+
	Commercial paper	P2	A2	F2

(a)	Issued by ComEd Transitional Funding Trust, an unconsolidated affiliate of ComEd.
(b)	Issued by PETT, an unconsolidated affiliate of PECO.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

As part of the normal course of business, Exelon routinely enters into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit its counterparties and Exelon to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if Exelon or Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on its net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of Exelon or Generation’s situation at the time of the demand. If Exelon can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

See the PUHCA Restrictions section below for discussion of investment grade ratings under PUHCA.

Shelf Registration

As of December 31, 2004, Exelon, ComEd and PECO had current shelf registration statements for the sale of $2.0 billion, $555 million and $550 million, respectively, of securities that were effective with the SEC. The ability of Exelon, ComEd or PECO to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

PUHCA Restrictions

On April 1, 2004, Exelon obtained an order from the SEC under the Public Utilities Holding Company Act of 1935 (PUHCA) authorizing, through April 15, 2007, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding for Exelon Corporate and Generation at December 31, 2003. No securities have been issued under the above-described limit. Exelon is also authorized to issue guarantees, letters of credit, or otherwise provide credit support with respect to the obligations of its subsidiaries and non-affiliated third parties in the normal course of business of up to $6.0 billion outstanding at any one time. At December 31, 2004, Exelon had provided $2.0 billion of guarantees and letters of credit under the SEC order. See “Contractual Obligations and Off-Balance Sheet Arrangements” in this section for further discussion of guarantees. The SEC order requires Exelon to maintain a ratio of common equity to total capitalization (including securitization debt) of not less than 30%. At December 31, 2004, Exelon’s common equity ratio was 42%. Exelon expects that it will maintain a common equity ratio of at least 30%.

Exelon is also limited by the April 1, 2004 order to an aggregate investment of $4.0 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At December 31, 2004, Exelon had invested $2.2 billion in EWGs, leaving $1.8 billion of investment authority under the order. In that order, the SEC reserved jurisdiction over an additional $3.0 billion in investments in EWGs.

The loss of investment grade ratings for any outstanding security of ComEd, PECO or Generation would suspend the financing authority of the issuer to issue certain other securities and guarantees. The loss of investment grade ratings for any outstanding security of Exelon would suspend financing authority for ComEd, PECO, Generation and Exelon to issue certain other securities and guarantees. Exceptions include long-term debt issuances by ComEd and PECO (authorization for such security issuances are granted by the ICC and the PUC, respectively), common stock and the issuance of securities for the purpose of funding money pool operations. For purposes of investment grade ratings, a security will be deemed to be rated investment grade if it is rated investment grade by at least one nationally recognized statistical rating organization.

In cases where the financing authority of Exelon or a subsidiary is suspended in the circumstances as described above, Exelon would nevertheless be able to seek specific further authority from the SEC for it or its subsidiaries to continue to issue securities upon receipt of further SEC authorization.

Under applicable law, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO or Generation may limit the dividends that these companies can distribute to Exelon. At December 31, 2004, Exelon had retained earnings of $3.4 billion, including ComEd’s retained earnings of $1,102 million (all of which had been appropriated for future dividend payments), PECO’s retained earnings of $607 million and Generation’s undistributed earnings of $761 million.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Exelon’s future estimated cash payments under existing contractual obligations, including payments due by period.

		Payment due within			Due 2010 and beyond
	Total	2005	2006-2007	2008-2009
Long-term debt	$7,774	$424	$712	$1,023	$5,615
Long-term debt to financing trusts	5,342	486	1,840	1,665	1,351
Interest payments on long-term debt (a)(b)	4,031	429	790	644	2,168
Interest payments on long-term debt to financing trusts (a)	1,938	329	515	285	809
Commercial paper	490	490	—	—	—
Capital leases	50	3	5	4	38
Operating leases	909	73	134	114	588
Power purchase obligations	9,497	2,024	1,973	1,288	4,212
Fuel purchase agreements	3,639	639	985	616	1,399
Other purchase obligations (c)	463	241	134	57	31
Chicago agreement (d)	48	6	12	12	18
Regulatory commitments	20	10	10	—	—
Spent nuclear fuel obligation	878	—	—	—	878
Obligation to minority shareholders	49	3	5	5	36
Pension ERISA minimum funding requirement	13	13	—	—	—
Decommissioning (e)	3,981	—	—	—	3,981

Total contractual obligations	$39,122	$5,170	$7,115	$5,713	$21,124

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2004 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2004. In 2004, Exelon’s Board of Directors approved contributions of approximately $2 billion in 2005 to Exelon’s defined benefit pension plans. The contributions will be funded in part by additional debt anticipated to be issued in 2005. Estimated future payments associated with the anticipated debt issuance have not been included in the table above.
(b)	Includes Sithe-related interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively. See Note 25 of Exelon’s Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.
(c)	Commitments for services and materials, minimum spend requirements related to the sale of InfraSource (see Note 2 of Exelon’s Consolidated Financial Statements) and amounts committed for information technology services.
(d)	On February 20, 2003, ComEd entered into separate agreements with Chicago and with Midwest Generation (Midwest Agreement). Under the terms of the agreement with Chicago, ComEd will pay Chicago $60 million over ten years to be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility.
(e)	Represents the present value of Generation’s obligation to decommission nuclear plants.

For additional information about:

•	regulatory commitments, see Note 5 of Exelon’s Notes to Consolidated Financial Statements.
•	commercial paper, see Note 11 of Exelon’s Notes to Consolidated Financial Statements.
•	long-term debt, see Note 12 of Exelon’s Notes to Consolidated Financial Statements.
•	capital lease obligations, see Note 12 of Exelon’s Notes to Consolidated Financial Statements.
•	the spent nuclear fuel and decommissioning obligations, see Note 14 of Exelon’s Notes to Consolidated Financial Statements.
•	the contribution required to Exelon’s pension plans to satisfy ERISA minimum funding requirements, see Note 15 of Exelon’s Notes to Consolidated Financial Statements.

•	operating leases, energy commitments, fuel purchase agreements and other purchase obligations, see Note 20 of Exelon’s Notes to Consolidated Financial Statements.
•	the obligation to minority shareholders, see Note 20 of Exelon’s Notes to Consolidated Financial Statements.

Mystic Development LLC (Mystic) a former affiliate of Exelon New England has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), approximately $16 million was included as a liability within the Consolidated Balance Sheet of Exelon as of December 31, 2004 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee.

Exelon paid down $27 million of the Exelon New England note during 2004 to fund Sithe’s acquisition of the 40% of Sithe/Independence Power Partners, L.P. that it did not own. Sithe is now the owner of 100% of the Independence generating plant.

Generation has an obligation to decommission its nuclear power plants. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Based on estimates of decommissioning costs for each of the nuclear facilities in which Generation has an ownership interest, the ICC permits ComEd, and the PUC permits PECO, to collect from their customers and deposit in nuclear decommissioning trust funds maintained by Generation amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. Generation also maintains nuclear decommissioning trust funds for each of the AmerGen units. Upon adoption of SFAS No. 143, Generation was required to re-measure its decommissioning liabilities at fair value and recorded an asset retirement obligation of $2.4 billion on January 1, 2003. Increases in the asset retirement obligation to decommission nuclear generating facilities resulting from the passage of time are recorded as operating and maintenance expense. Increases in the asset retirement obligation resulting from a remeasurement are recorded with a corresponding ARC, which is a component of property, plant and equipment. At December 31, 2004, the asset retirement obligation recorded within Generation’s Consolidated Balance Sheet was approximately $4.0 billion. Decommissioning expenditures are expected to occur primarily after the plants are retired. Based on current licenses and anticipated renewals, decommissioning expenditures for plants in operation are currently estimated to begin in 2029. To fund future decommissioning costs, Generation held $5.3 billion of investments in trust funds, including net unrealized gains and losses, at December 31, 2004. See Note 14 of Exelon’s Notes to Consolidated Financial Statements for further discussion of Generation’s decommissioning obligation.

See Note 20 of Exelon’s Notes to Consolidated Financial Statements for discussion of Exelon’s commercial commitments as of December 31, 2004.

IRS Refund Claims

ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultant of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds to be recovered from the IRS, if any. The ultimate net cash outflow from ComEd and PECO related to all the agreements will either be positive or neutral depending upon the outcome of the refund claims with the

IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the PECO / Unicom Merger, would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO / Unicom Merger purchase price. See below for discussion of the final approval of ComEd’s income tax refund claim. PECO cannot predict the timing of the final resolution of its refund claims.

During 2004, the IRS granted preliminary approval for one of ComEd’s refund claims. As such, ComEd believes that it is probable that a fee will ultimately be paid to the tax consultant. Therefore, ComEd recorded an expense of $5 million (pre-tax), which resulted in a decrease to the prepayment from $11 million to $6 million. The charge represents an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the tax and interest benefit. As of December 31, 2004, ComEd had not reflected the tax benefit associated with the refund claim pending final approval of the IRS; however, as described above, the net income statement impact for ComEd is anticipated to be neutral or positive.

In the first quarter of 2005, ComEd received final approval for the income tax refund described above; however the calculation of the claim, including interest has not been finalized. As a portion of the refund will be recorded against goodwill under the provisions of EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the net result is not anticipated to have a material impact on Exelon’s results of operations.

Variable Interest Entities

Sithe. As of December 31, 2004, Generation was a 50% owner of Sithe. In accordance with FIN 46-R, Generation consolidated Sithe within its financial statements as of March 31, 2004. The determination that Sithe qualified as a variable interest entity and that Generation was the primary beneficiary under FIN 46-R required analysis of the economic benefits accruing to all parties pursuant to their ownership interests supplemented by management’s judgment. See Note 3 and Note 25 of Exelon’s Notes to Consolidated Financial Statements for a discussion of Generation’s ownership in Sithe and the ultimate sale of Generation’s entire interest in Sithe, which was completed on January 31, 2005.

Financing Trusts of ComEd and PECO. During June 2003, PECO issued $103 million of subordinated debentures to PECO Trust IV in connection with the issuance by PECO Trust IV of $100 million of preferred securities. Effective July 1, 2003, PECO Trust IV was deconsolidated from the financial statements of PECO in conjunction with FIN 46. The $103 million of subordinated debentures issued by PECO to PECO Trust IV was recorded as long-term debt to financing trusts within the Consolidated Balance Sheets.

Effective December 31, 2003, ComEd Financing II, ComEd Financing III, ComEd Funding, LLC, ComEd Transitional Funding Trust, PECO Trust III and PETT were deconsolidated from the financial statements of Exelon in conjunction with the adoption of FIN 46-R. Amounts of $5.3 billion owed by ComEd and PECO to these financing trusts were recorded as long-term debt to ComEd Transitional Funding Trust and PETT and long-term debt to financing trusts within the Consolidated Balance Sheets as of December 31, 2004. See Other Subsidiaries of ComEd and PECO with Publicly Held Securities in Part I, Item 1 for further discussion of the nature, purpose and history of Exelon’s involvement with these financing trusts.

PECO Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. PECO entered into this agreement to diversify its funding sources at favorable floating interest rates. At December 31, 2004, PECO had sold a $225 million interest in accounts receivable, consisting of a $179 million interest in accounts receivable, which PECO accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125,” and a $46 million interest in special agreement accounts receivable, which PECO accounted for as a long-term note payable and reflected on the consolidated balance sheet as long-term debt due within one year. At December 31, 2003, PECO had sold a $225 million interest in accounts receivable, consisting of a $176 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140 and a $49 million interest in special-agreement accounts receivable which was accounted for as a long-term note payable. PECO must continue to service these receivables and must maintain the level of the accounts receivable at $225 million. If PECO fails to maintain that level, the cash that would otherwise be received by PECO under this program must be held in escrow until the level is met. At December 31, 2004 and 2003, PECO met this requirement and was not required to make any cash deposit.

Nuclear Insurance Coverage

Generation carries property damage, decontamination and premature decommissioning insurance for each station loss resulting from damage to Generation’s nuclear plants, subject to certain exceptions. Additionally, Generation carries business interruption insurance in the event of a major accidental outage at a nuclear station. Finally, Generation participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by a nuclear energy accident. See Note 20 of Exelon’s Notes to Consolidated Financial Statements for further discussion of nuclear insurance. For its types of insured losses, Generation is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon and Generation’s financial condition and their results of operations and cash flows.

Business Outlook and the Challenges in Managing the Business

Substantially all of Exelon’s businesses are in the electric generation, transmission and distribution industry in the United States. That industry is in the midst of a fundamental and, at this point, uncertain transition from a fully regulated industry offering bundled service to an industry with unbundled services, some of which are regulated and others of which are priced in competitive markets. Exelon’s Energy Delivery business remains highly regulated while Exelon’s Generation and Enterprises businesses operate in competitive environments. All of Exelon’s businesses are capital intensive.

The challenges affecting Exelon’s businesses are discussed below. There are several factors, such as weather, economic activity and regulatory actions that affect its businesses in different ways. Also, there are several factors that affect its business as a whole, such as environmental compliance and the ability to access capital on a cost-effective basis. Further discussion of its liquidity and capital resources and related challenges is included in the Liquidity and Capital Resources section.

Energy Delivery

The Energy Delivery business is comprised of two utility transmission and distribution companies, ComEd and PECO, which provide electricity and, in the case of PECO, natural gas to customers in Illinois and Pennsylvania, respectively. Energy Delivery focuses on providing safe and reliable services to customers. Energy Delivery continues to make improvements to its delivery systems to minimize the frequency and duration of service interruptions, while working more efficiently to lower costs. Exelon believes that Energy Delivery will continue to provide a significant and steady source of earnings and cash flows over the next several years.

Both Illinois and Pennsylvania have adopted restructuring legislation designed to foster competition in the retail sale of electricity. As a result of these restructuring initiatives, both ComEd and PECO are subject to rate freezes or caps through mandated restructuring transition periods. During these periods, the results of operations of ComEd and PECO will depend on their ability to deliver energy in a cost-efficient manner and to offset infrastructure investments and inflation with cost savings. ComEd and PECO each have long-term, full-requirements supply contracts with Generation, helping to mitigate the risk of changing energy supply costs during their respective transition periods. Energy Delivery is also managing operating and maintenance costs, while maintaining a strong focus on both reliability and safety in operating its business.

Exelon cannot currently predict the frameworks that will be used by the Illinois and Pennsylvania state regulators to establish rates after the transition periods. Exelon also cannot predict the outcome of any new laws that may impact its business. Nevertheless, Exelon expects that ComEd and PECO will continue to be obligated to deliver electric power and energy to customers in their respective service territories and will also retain significant POLR obligations, whereby each utility is required to provide electric power and energy service to customers in its service area. ComEd and PECO therefore must continue to ensure that adequate supplies of electricity and gas are available at reasonable costs.

More detailed explanations for each of these and other challenges in managing the Energy Delivery business are as follows:

Exelon must comply with numerous regulatory requirements in managing the Energy Delivery business, which affect their costs and responsiveness to changing events and opportunities.

The Energy Delivery business is subject to regulation at the state and Federal levels. State commissions regulate the rates, terms and conditions of service; various business practices and transactions; financings; and transactions between the utilities and affiliates. The FERC regulates the utilities’ transmission rates, certain other aspects of their businesses and, for PECO, gas pipelines. The regulations adopted by these state and Federal agencies affect the manner in which Energy Delivery does business, its ability to undertake specified actions, the costs of its operations, and the level of rates Energy Delivery may charge to recover such costs.

Energy Delivery must manage its costs due to the rate and equity return limitations imposed on its revenues.

Rate freezes or caps in effect at ComEd and PECO currently limit their ability to recover increased expenses and the costs of investments in new transmission and distribution facilities. As a result, Energy Delivery’s future results of operations will depend on the ability of ComEd and PECO to deliver electricity and, in the case of PECO, natural gas in a cost-efficient manner.

Rate limitations. ComEd is subject to a legislatively mandated rate freeze on bundled retail rates that will remain in effect until January 1, 2007. Pursuant to a PECO / Unicom Merger-related settlement agreement with the PUC, PECO is subject to agreed-upon electric service rate reductions of $200 million, in aggregate, for the period January 1, 2002 through December 31, 2005, including $40 million in each of 2004 and 2005, and caps (subject to limited exceptions for significant increases in Federal or state income taxes or other significant changes in law or regulation that do not allow PECO to earn a fair rate of return) on its transmission and distribution rates through December 31, 2006, and on its generation rates through December 31, 2010.

Equity return limitation. ComEd is subject to a legislatively mandated cap on its return on common equity through the end of 2006. The cap is based on a two-year average of the U.S. Treasury long-term rates (20 years and above) plus 8.5% and is compared to a two-year average return on

ComEd’s common equity. The legislation requires customer refunds equal to one-half of any earnings above the cap. ComEd is allowed to include regulatory asset amortization in the calculation of earnings. Under Illinois statute, any impairment of goodwill has no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. ComEd has not triggered the earnings sharing provision in 2004 or previous years and does not expect to trigger that provision in 2005 or 2006.

Energy Delivery’s long-term purchase power agreements provide a hedge to its customers’ demand.

To effectively manage its obligation to provide power to meet its customers’ demand, Energy Delivery has established full-requirements, power supply agreements with Generation which reduce exposure to the volatility of customer demand and market prices through 2006 for ComEd and through 2010 for PECO. Market prices relative to Energy Delivery’s regulated rates still influence whether retail customers purchase energy from Energy Delivery or from an alternative electric supplier.

Effective management of capital projects is important to Energy Delivery’s business.

Energy Delivery’s business is capital intensive and requires significant investments in energy transmission and distribution facilities and in other internal infrastructure projects.

Energy Delivery expects to continue to make significant capital expenditures to improve the reliability of its transmission and distribution systems and for capital additions to support new business and customer growth. It is anticipated that Energy Delivery’s capital expenditures will exceed depreciation on its plant assets. Energy Delivery’s base rate freeze and caps will generally preclude rate recovery on any of these incremental investments prior to January 1, 2007.

Energy Delivery’s business may be significantly affected by the end of the Illinois and Pennsylvania regulatory transition periods.

Illinois. Illinois electric utilities are allowed to collect competitive transition charges (CTCs) from customers who choose an alternative electric supplier or choose ComEd’s power purchase option (PPO). CTCs were intended to assist electric utilities, such as ComEd, in recovering stranded costs that might not otherwise be recoverable in a fully competitive market. The CTC charge represents the difference between the market value of delivered energy (the sum of generation service at market-based prices and the regulated price of energy delivery) and recoveries under historical bundled rates, reduced by a mitigation factor. The CTCs are updated annually. Over time, to facilitate the transition to a competitive market, the mitigation factor increases, thereby reducing the CTC.

In 2004 and 2003, ComEd collected $169 million and $304 million, respectively, of CTC revenue. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates beginning in 2003, it is anticipated that this revenue source will decline to approximately $90 million to $110 million in each of the years 2005 and 2006. Under the current restructuring statute, no CTCs will be collected after 2006.

Through 2006, ComEd will continue to have an obligation to offer bundled service to all customers (except certain large customers with demand of three MWs or more) at frozen price levels, under which a majority of ComEd’s residential and small commercial customers are expected to continue to receive service. ComEd’s current bundled service is generally provided under an all-inclusive rate that does not separately break out charges for energy generation service and energy delivery service, but charges a single set of prices. After the transition ends in 2006, ComEd’s bundled rates may be reset through a regulatory approval process, which may include traditional or innovative pricing, including performance-based incentives to ComEd.

In order to address post-transition uncertainty, ComEd is continually working with the ICC, consumer advocates and business community leadership to facilitate the development of a competitive electricity market while providing system reliability and safety. ComEd is promoting constructs that will move it towards transparent and liquid markets to allow for power procurement that will be deemed prudent, provide consumers assurance of equitable pricing and ensure cost recoverability. At the same time, ComEd is attempting to establish a regulatory framework for the post-2006 timeframe. Currently, it is difficult to predict the framework for, or the outcome of, a potential regulatory proceeding to establish rates after 2006.

In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report to the Illinois General Assembly which was generally supportive of continuing under the existing regulatory framework and of utilities procuring supply through a full-requirements, vertical tranche, descending clock auction process with full recovery of the supply costs from retail customers. In 2005, utilities including ComEd, are expected to begin to seek regulatory approval of structures that implement the methodologies supported by the report or such other proposals as they may choose to make. ComEd intends to make various filings during 2005 to begin the process to establish rates for the post-transition period. ComEd currently expects that these filings will include a proposal consistent with the auction process described above. All such methodologies and proposals will be subject to regulatory approval. ComEd cannot predict which particular proposal or proposals will be approved.

Pennsylvania. In Pennsylvania, the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act) provides for the imposition and collection of non-bypassable CTCs on customers’ bills as a mechanism for utilities to recover their allowed stranded costs. CTCs are assessed to and collected from virtually all retail customers who access PECO’s transmission and distribution systems. These CTCs are assessed regardless of whether the customer purchases electricity from PECO or an alternative electric supplier. The Competition Act provides, however, that PECO’s right to collect CTCs is contingent on the continued operation, at reasonable availability levels, of the assets for which the stranded costs were awarded, except where continued operation is no longer cost efficient because of the transition to a competitive market.

PECO has been authorized by the PUC to recover stranded costs of $5.3 billion over a twelve-year period ending December 31, 2010, with a return on the unamortized balance of 10.75%. At December 31, 2004, approximately $3.9 billion had yet to be recovered. Recovery of transition charges for stranded costs and PECO’s allowed return on its recovery of stranded costs are included in revenues. Amortization of PECO’s stranded cost recovery, which is a regulatory asset, is included in depreciation and amortization expense. PECO’s results will be adversely affected over the remaining transition period ending December 31, 2010 by the steadily increasing amortization of stranded costs. The following table (amounts in millions) indicates the estimated revenues and amortization expense associated with CTC collection and stranded cost recovery through 2010.

Year	Estimated CTC Revenue	Estimated Stranded Cost Amortization
2005	$808	$404
2006	903	550
2007	910	619
2008	917	697
2009	924	783
2010	932	880

By the end of 2010, PECO will have fully recovered all of the stranded costs authorized by the PUC. As a result, PECO expects that both its revenues and expenses will decrease in 2011.

PECO’s transmission and distribution rates are capped through 2006, while PECO’s generation rates are capped through 2010. The end of these transition periods involves uncertainties, including the nature of PECO’s POLR obligations and the source and pricing of generation services to be provided by PECO. PECO will continue to work with Federal and state regulators, state and local governments, customer representatives and other interested parties to develop appropriate processes for establishing future rates in restructured electricity markets. PECO will strive to ensure that future rate structures recognize the substantial improvements PECO has made, and will continue to make, in its transmission and distribution systems. PECO will also work to ensure that its rates are adequate to cover its costs of obtaining electric power and energy from its suppliers, which could include Generation, for the costs associated with procuring full requirements power given PECO’s POLR obligations. As in the past, by working together with all interested parties, PECO believes it can successfully meet these objectives and obtain fair recovery of its costs for providing service to its customers; however, if PECO is unsuccessful, its results of operations and cash flows could be negatively affected after the transition periods.

Energy Delivery’s ability to successfully manage the end of the transition period may affect its capital structure.

Exelon and ComEd had approximately $4.7 billion of goodwill recorded at December 31, 2004. This goodwill was recognized and recorded in connection with the PECO / Unicom Merger. Under GAAP, the goodwill will remain at its recorded amount unless it is determined to be impaired, which is based upon an annual analysis prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) that compares the implied fair value of the goodwill to its carrying value. If an impairment occurs, the amount of the impaired goodwill will be written off and expensed, reducing equity. Under Illinois law, any impairment of goodwill has no impact on the determination of ComEd’s rate cap through the transition period.

Goodwill was not impaired at Exelon or ComEd during 2004. Exelon’s goodwill impairment test considers the cash flows of the entire Energy Delivery business segment, including both ComEd and PECO, and not just of ComEd; accordingly, a goodwill impairment charge at ComEd may not affect Exelon’s results of operations.

However, based on certain anticipated reductions to cash flows (primarily reductions in CTCs) subsequent to ComEd’s regulatory transition period, there is a reasonable possibility that goodwill will be impaired at ComEd, and possibly at Exelon, in 2005 or later periods. The actual timing and amounts of any goodwill impairments in future years will depend on many sensitive, interrelated and uncertain variables, including changing interest rates, utility sector market performance, ComEd’s capital structure, market prices for power, post-2006 rate regulatory structures, operating and capital expenditure requirements and other factors, some not yet known.

See Critical Accounting Policies and Estimates for further discussion on goodwill impairments.

Energy Delivery is and will continue to be involved in regulatory proceedings as a part of the process of establishing the terms and rates for its services.

These regulatory proceedings typically involve multiple parties, including governmental bodies, consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. The proceedings also involve various contested issues of law and fact and have a bearing upon the recovery of Energy Delivery’s costs through regulated rates. During the course of the proceedings, Energy Delivery looks for opportunities to resolve contested issues in a manner that grants some certainty to all parties to the proceedings as to rates and energy costs.

Energy Delivery’s business is affected by the restructuring of the energy industry.

The electric utility industry in the United States is in transition. As a result of both legislative initiatives as well as competitive pressures, the industry has been moving from a fully regulated industry, consisting primarily of vertically integrated companies that combine generation, transmission and distribution, to a partially restructured industry, consisting of competitive wholesale generation markets and continued regulation of transmission and distribution. Due to a number of factors, these developments have been somewhat uneven across the states. Both Illinois and Pennsylvania have adopted restructuring legislation designed to foster competition in the retail sale of electricity, but a large number of other states have not changed their regulatory structures.

Regional Transmission Organizations and Standard Market Platform. The FERC required jurisdictional utilities to provide open access to their transmission systems as early as the late 1980’s. Subsequently, the FERC encouraged the voluntary development of RTOs and the elimination of trade barriers between regions. RTOs provide transmission service. Transmission owners remain responsible for maintaining and operating their transmission facilities, under the direction of RTOs, and recover their revenue requirements through the RTOs. ComEd and PECO are members of PJM, a FERC-approved RTO operating in the Mid-Atlantic and Midwest regions. RTOs direct the dispatch of generation units as a means of centrally managing congestion on transmission systems without curtailing service. RTOs also manage transparent and competitive short-term energy markets.

The FERC’s efforts to promote RTOs throughout the states has generated substantial opposition by some state regulators and other governmental bodies. In addition, efforts to develop an RTO have been abandoned in certain regions. Notwithstanding these difficulties, MISO has been certified as a RTO by the FERC. MISO is attempting to develop central generation dispatch and transmission operations across the Midwestern United States, contiguous to PJM’s footprint. The FERC has ordered the elimination of rate barriers and protocol differences between MISO and PJM. Energy Delivery supports the development of RTOs and implementation of standard market protocols for these regions, and others, but cannot predict their success or whether they will lead to the development of the envisioned large, successful wholesale markets. The development of large competitive wholesale electricity markets would facilitate an auction to meet ComEd’s and PECO’s POLR load obligations with reliable wholesale electricity supply when their long-term supply contracts with Generation expire. In the meantime, Energy Delivery’s transmission facilities are being operated by PJM successfully with little impact on ComEd’s or PECO’s transmission rates and revenues.

Proposed Federal Energy Legislation. Attempts have been made to adopt comprehensive Federal energy legislation that, among other things, would repeal PUHCA, create incentives for the construction of transmission infrastructure, encourage but not mandate standardized competitive markets and expand the authority of the FERC to include overseeing the reliability of the bulk power system. Exelon cannot predict whether comprehensive energy legislation will be adopted and, if adopted, the final form of that legislation. Exelon would expect that comprehensive energy legislation would, if adopted, significantly affect the electric utility industry and its businesses. Such legislation did not pass Congress during 2004 but is expected to be reintroduced in Congress in early 2005.

Energy Delivery must maintain the availability and reliability of its delivery systems to meet customer expectations.

Increases in both customers and the demand for energy require expansion and reinforcement of Energy Delivery’s delivery systems to increase capacity and maintain reliability. Failures of the equipment or facilities used in its delivery systems could potentially interrupt energy delivery services and related revenues and increase repair expenses and capital expenditures. Such failures of Energy Delivery’s systems or those of other utilities, including prolonged or repeated failures, could affect customer satisfaction, the level of regulatory oversight and Energy Delivery’s maintenance and capital expenditures, and expose Energy Delivery to claims by customers and others.

Regulated utilities that are required to provide service to all customers and others within their service territory have generally been afforded liability protections against claims by customers relating to failure of service. Under Illinois law, ComEd can be required to pay damages to its customers in the event of extended outages affecting large numbers of its customers.

Energy Delivery has lost and may continue to lose energy customers and related revenue to other generation suppliers, although Energy Delivery continues to provide delivery services.

Energy Delivery’s retail electric customers may purchase their generation supply from alternative electric suppliers, although Energy Delivery remains obligated to provide transmission and distribution service to customers in its service territories regardless of their generation supplier. As of December 31, 2004, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen to enter the ComEd residential market for the supply of electricity. ComEd and PECO are each generally obligated to provide generation and delivery service to customers in their service territories at fixed rates or, in some instances, market-derived rates. In addition, customers who take service from an alternative electric supplier may later return to ComEd or PECO. The number of customers taking service from alternative electric suppliers depends in part on the prices being offered by those suppliers relative to the fixed prices that ComEd and PECO are authorized to charge by their state regulatory commissions. To the extent that customers leave traditional bundled tariffs and select a different electric supplier, Energy Delivery’s revenues are likely to decline, and revenues and gross margins could vary from period to period.

Energy Delivery’s post-transition period and provider of last resort obligations add uncertainty to planning its electricity supply needs and its ability to manage the related costs of that supply.

In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report to the Illinois General Assembly which was generally supportive of continuing under the existing regulatory framework and of utilities procuring supply through a full-requirements, vertical tranche, descending clock auction process with full recovery of the supply costs from retail customers. In 2005, utilities, including ComEd, are expected to begin to seek regulatory approval of structures that implement the methodologies supported by the report or such other proposals as they may choose to make. ComEd intends to make various filings during 2005 to begin the process to establish rates for the post transition period. These filings will include a proposal consistent with the auction process described above. All such methodologies and proposals will be subject to regulatory approval. ComEd cannot predict which particular proposals will be approved.

Because ComEd and PECO customers can “switch,” that is, within limits they can choose an alternative electric supplier and then return to either ComEd or PECO and then go back to an alternative electric supplier, and so on, planning for Energy Delivery has a higher level of uncertainty than that traditionally experienced due to weather and the economy. Energy Delivery has no obligation to purchase power reserves to cover the load served by others. Energy Delivery manages its POLR obligation through full-requirements contracts with Generation, under which Generation supplies the power requirements of ComEd and PECO. Also, Energy Delivery has sought through the regulatory process, as permitted by law, to retain the POLR obligation to customers who do not have competitive supply options and limit the POLR obligation for those customers that do have competitive supply options. In 2003, ComEd received ICC approval to phase out over several years its obligation to provide fixed-price energy under bundled rates to approximately 370 of its largest energy customers, which have demands of at least three MWs and represent an aggregate of approximately 2,500 MWs of load. To date, ComEd has not requested to phase out its obligation to provide fixed-price energy under bundled rates for other customers but continues to evaluate its options, particularly with respect to customers having energy demands of one to three MWs.

A mandatory renewable portfolio standard (RPS) could affect the cost of electricity purchased and sold by Energy Delivery.

Renewable and alternative fuel sources such as wind, solar, biomass and geothermal are anticipated to have an increasingly important role in creating fuel diversity in the generation of electricity. Federal or state legislation mandating a RPS could result in significant changes in Energy Delivery’s business, including fuel cost and capital expenditures. Energy Delivery continues to monitor discussions related to RPSs at the Federal and state levels.

For additional information, see “Environmental Regulation—Renewable and Alternative Energy Portfolio Standards” in Item 1 of this Form 10-K.

Weather affects electricity and gas usage and, consequently, Energy Delivery’s results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues. As a corollary, moderate temperatures adversely affect the usage of energy and resulting revenues. Because of seasonal pricing differentials, coupled with higher consumption levels, Energy Delivery typically reports higher revenues in the third quarter of the fiscal year. However, extreme summer conditions or storms may stress Energy Delivery’s transmission and distribution systems, resulting in increased maintenance costs and limiting its ability to meet peak customer demand. These extreme conditions may have detrimental effects on Energy Delivery’s operations.

Economic conditions and activity in Energy Delivery’s service territories directly affect the demand for electricity and gas.

Higher levels of development and business activity generally increase the number of Energy Delivery’s customers and their average use of energy. Periods of recessionary economic conditions may adversely affect Energy Delivery’s results of operations. Retail electric and gas sales growth on an annual basis is expected to be between 1% and 2% in the service territories of ComEd and PECO.

Generation

Generation is focused on efficiently providing reliable power through a generation portfolio with fuel and dispatch diversity. Generation’s directive is to continue to increase fleet output and to improve fleet efficiency while sustaining operational safety. Generation’s Power Team manages the output of Generation’s assets and energy sales to optimize value and reduce the volatility of Generation’s earnings and cash flows. Exelon believes that Generation will provide a steady source of earnings through its low-cost operations and will take advantage of higher wholesale prices when they can be realized. More detailed explanations for each of these and other challenges in managing the Generation business are as follows:

Generation must effectively manage its power portfolio to meet its contractual commitments and to handle changes in the wholesale power markets.

The majority of Generation’s portfolio is used to provide power under long-term purchase power agreements with ComEd and PECO. To the extent portions of the portfolio are not needed for that purpose, Generation’s output is sold on the wholesale market. To the extent that its portfolio is not sufficient to meet the requirements of ComEd and PECO, Generation must purchase power in the wholesale power markets. Generation’s financial results are dependent upon its ability to cost-effectively meet the load requirements of ComEd and PECO, to manage its power portfolio and to effectively handle the changes in the wholesale power markets.

Generation must effectively plan for the elimination of significant purchase power arrangements post 2006.

Generation sells a significant portion of its output to ComEd and PECO under long-term purchase power agreements. As a result of the continuing transition from a regulated environment, the agreement with ComEd, which expires at the end of 2006, is unlikely to be replaced with a similar arrangement. If the agreement is not replaced, Generation may need to sell more power at market-based prices. Illinois has considered both regulated and competitive models for the post-transition periods, including an auction-based model and new contractual arrangements with third parties, which may have shorter durations and lower volume sales. A regulated model may not adequately compensate Generation for its investment in its generating facilities. Increased market sales and new contractual arrangements under a competitive model may adversely affect Generation’s credit risk due to an increase in the number of customers and the loss of a highly predictable revenue source.

The scope and scale of Generation’s nuclear generating resources provide a cost advantage in meeting contractual commitments and enable Generation to sell power in the wholesale markets.

Generation’s resources include interests in 11 nuclear generation stations, consisting of 19 units. Generation’s nuclear fleet generated 136,621 GWhs, or more than half of Generation’s total output, for the year ended December 31, 2004. As the largest generator of nuclear power in the United States, Generation can negotiate favorable terms for the materials and services that its business requires. Generation’s nuclear plants benefit from stable fuel costs, minimal environmental impact from operations and a safe operating history.

Generation’s financial performance may be affected by liabilities arising from its ownership and operation of nuclear facilities.

The ownership and operation of nuclear facilities involve risks as further described below.

Nuclear capacity factors. Capacity factors, particularly nuclear capacity factors, significantly affect Generation’s results of operations. Nuclear plant operations involve substantial fixed operating costs but produce electricity at low variable costs due to low fuel costs. Consequently, to be successful, Generation must consistently operate its nuclear generating facilities at high capacity factors. Lower capacity factors increase Generation’s operating costs by requiring Generation to generate additional energy from its fossil or hydroelectric facilities or purchase additional energy in the spot or forward markets in order to satisfy Generation’s obligations to ComEd and PECO and other committed third-party sales. These sources generally have a higher operating cost than Generation incurs to generate energy from its nuclear stations.

Refueling outages. Outages at nuclear stations to replenish fuel require the station to be “turned off.” Refueling outages are planned to occur once every 18 to 24 months and currently average approximately 25 days in duration. Generation has significantly decreased the length of refueling outages in recent years; however, when refueling outages at wholly and co-owned plants last longer than anticipated or Generation experiences unplanned outages, capacity factors decrease and Generation faces lower margins due to higher energy replacement costs and/or lower energy sales. Each 25-day outage, depending on the capacity of the station, will decrease the total nuclear annual capacity factor between 0.3% and 0.5%. The number of refueling outages, including the AmerGen plants and the co-owned Salem plant operated by PSEG, will increase from ten in 2004 to eleven in 2005; however, the projected total non-fuel capital expenditures for the nuclear plants will decrease in 2005 from 2004 by approximately $40 million. Maintenance expenditures are expected to increase by approximately $15 million in 2005 compared to 2004 as a result of the increased number of planned nuclear outages.

Nuclear fuel quality. The quality of nuclear fuel utilized by Generation can affect the efficiency and costs of Generation’s operations. Certain of Generation’s nuclear units have been identified as having a limited number of fuel performance issues. Remediation actions, including those required to address performance issues, could result in increased costs due to accelerated fuel amortization and/or increased outage costs. It is difficult to predict the total cost of these remediation procedures.

Spent nuclear fuel storage. Generation incurs costs on an annual basis for the storage of spent nuclear fuel. Under the terms of the settlement reached with the DOE in 2004, Generation will be reimbursed for costs of spent fuel storage. The approval of a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, and the timing of such facility opening, will significantly affect the costs associated with storage of spent nuclear fuel, and the ultimate amounts received from the DOE under the settlement. Also, the availability of a repository for spent nuclear fuel may affect the ability to fully decommission the nuclear units.

License Renewals. Generation’s nuclear facilities are currently operating under 40-year Nuclear Regulatory Commission (NRC) licenses. Generation has applied for and received 20-year renewals for the licenses that will be expiring in the next ten years, excluding licenses for the AmerGen facilities. Generation has received 20-year renewals of the operating licenses for the Peach Bottom 2 and 3, Dresden 2 and 3 and Quad Cities 1 and 2 Units. In December 2004, the NRC issued an order that will permit Oyster Creek to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. The application for Oyster Creek’s license renewal is anticipated to be filed by August 2005 in order to comply with this agreement. Generation intends to evaluate opportunities, as permitted by the NRC, to apply for license renewals for some or all of the remaining licenses. If the renewals are granted, Generation cannot assure that economics will support the continued operation of the facilities for all or any portion of the renewed license. If the NRC does not renew the operating licenses for Generation’s nuclear stations, Generation’s results of operations could be adversely affected by increased depreciation rates and accelerated future decommissioning payments.

Management believes the current status of Yucca Mountain will not impact Generation’s ability to renew the licenses for its nuclear plants. However, should a national policy for the disposal of spent nuclear fuel not be developed, the unavailability of a repository for spent nuclear fuel could become a consideration by the NRC during future nuclear license renewal proceedings, including applications for new licenses, and may affect Generation’s ability to fully decommission its nuclear units.

Regulatory risk. The NRC may modify, suspend or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms of the licenses for nuclear facilities. A change in the Atomic Energy Act or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and significantly affect Generation’s results of operations or financial position. Events at nuclear plants owned by others, as well as those owned by Generation, may cause the NRC to initiate such actions.

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

On January 28, 2004, the NRC issued a letter requesting PSEG to conduct a review of its Salem facility, of which Generation owns 42.59%, to assess the workplace environment for raising and addressing safety issues. PSEG responded to the letter on February 28, 2004, and had independent assessments of the work environment at the facility performed. Assessment results were provided to the NRC in May 2004. The assessments concluded that Salem was safe for continued operation, but also identified issues that needed to be addressed. At an NRC public meeting on June 16, 2004, PSEG outlined its action plans to address these issues, which focus on safety conscious work environment, the corrective action program and work management. A letter documenting these plans and commitments was sent to the NRC on June 25, 2004. On July 30, 2004, the NRC provided a letter to PSEG indicating that it had completed its review. The letter indicated that the NRC has not identified any safety violations and that it appears that the PSEG action plan will address the key findings of both the NRC and PSEG assessments. On August 30, 2004, the NRC provided PSEG with its mid-cycle performance reviews of Salem, which detailed the NRC’s plan for enhanced oversight related to the work environment. The letter indicated the NRC plans to continue with this heightened oversight until PSEG has concluded that substantial, sustainable progress has been made, and the NRC has completed a review that confirms PSEG’s conclusions. Under the NRC oversight program, among other things, PSEG provided the NRC with a report of its progress at a public meeting in December 2004, and began publishing quarterly metrics to demonstrate performance in the fourth quarter of 2004. The next public meeting is scheduled for spring 2005.

The spent fuel pool at each Salem unit has an installed leakage collection system. This normal leakage path was found to be obstructed, causing concern about the extent of leakage contact with the fuel handling building’s concrete structure. PSEG is developing a solution to maintain the design function of the leakage collection system and is investigating the extent of any structural degradation caused by the leakage. The investigation should take approximately one year. If any significant degradation is identified, the repair costs to the owners of the facility could be material. The NRC issued Information Notice 2004-05 in March 2004 concerning this emerging industry issue and Generation cannot predict what further actions the NRC may take on this matter.

Nuclear accident risk. Although the safety record of nuclear reactors, including Generation’s, generally has been very good, accidents and other unforeseen problems have occurred both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident may exceed Generation’s resources, including insurance coverages, and significantly affect Generation’s results of operations or financial position.

Nuclear insurance. The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. The limit as of December 31, 2004 is $10.76 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance (currently $300 million for each operating site). Claims exceeding that amount are covered through mandatory participation in a financial protection pool. Although the Price-Anderson Act has expired, only facilities applying for NRC licenses subsequent to its expiration are affected. Existing commercial generating facilities, such as those owned and operated by Generation, remain subject to the provisions of the Price-Anderson Act.

Nuclear Electric Insurance Limited (NEIL), a mutual insurance company to which Generation belongs, provides property and business interruption insurance for Generation’s nuclear operations. In recent years, NEIL has made distributions to its members. Generation’s distribution for 2004 was $40 million, which was recorded as a reduction to operating and maintenance expenses in its Consolidated Statement of Income. Generation cannot predict the level of future distributions or if they will continue at all.

Decommissioning. Generation has an obligation to decommission its nuclear power plants. Based on estimates of decommissioning costs for each of the nuclear facilities in which Generation has an ownership interest, other than AmerGen facilities, the ICC permits ComEd and the PUC permits PECO to collect funds from their customers, which are deposited in nuclear decommissioning trust funds maintained by Generation. These funds, together with earnings thereon, will be used to decommission such nuclear facilities. The ICC permitted ComEd to recover $73 million per year from retail customers for decommissioning for the years 2001 through 2004 and, depending upon the portion of the output of certain generating stations taken by ComEd, up to $73 million annually in 2005 and 2006. Because ComEd is not expected to take all of the output of these stations, actual collections are expected to be less than $73 million annually in 2005 and 2006. Subsequent to 2006, there will be no further recoveries of decommissioning costs from ComEd’s customers. PECO is currently recovering $33 million annually for nuclear decommissioning. Generation expects that these collections will continue through the operating license life of each of the former PECO units, with adjustments every five years to reflect changes in cost estimates and decommissioning trust fund performance. Decommissioning expenditures are expected to occur primarily after the plants are retired. Based on current licenses and anticipated renewals, decommissioning expenditures for plants in operation are currently estimated to begin in 2029. To fund future decommissioning costs, Generation held $5.3 billion of investments in trust funds, including net unrealized gains and losses, at December 31, 2004.

NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Generation is required to provide to the NRC a biennial report by unit (annually for Generation’s four retired units) addressing Generation’s ability to meet the NRC-estimated funding levels (NRC Funding Levels) with scheduled contributions to and earnings on the decommissioning trust funds. As of December 31, 2004, Generation’s 23 units met the NRC’s Funding Levels. Generation will submit its next biennial report to the NRC in March 2005.

In 2003, the General Accounting Office (GAO) published a study on the NRC’s need for more effective analyses to ensure the adequate accumulation of funds to decommission nuclear power plants in the United States. As it has in the past, the GAO concluded that accumulated and future proposed funding was inadequate to achieve NRC Funding Levels at a number of U.S. nuclear plants, including a number of Generation’s plants. Generation has reviewed the GAO’s report and believes that, in reaching its conclusions, the GAO did not consider all aspects of Generation’s decommissioning strategy, such as fund growth during the decommissioning period. The inclusion of estimated earnings growth on Generation’s nuclear trust funds during the decommissioning period virtually eliminates any funding shortfalls identified in the GAO report.

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

Generation relies on the availability of electric transmission facilities that it does not own or control to deliver its wholesale electric power to the purchasers of the power.

Generation depends on transmission facilities owned and operated by other companies, including ComEd and PECO, to deliver the power that it sells at wholesale. If transmission at these facilities is disrupted or transmission capacity is inadequate, Generation may not be able to sell and deliver its wholesale power. While Generation was not significantly affected by the failure in the transmission grid that served a large portion of the Northeastern United States and Canada during the August 2003 blackout, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at a point within the grid can cause a systemic response that results in an extensive power outage. If a region’s power transmission infrastructure is inadequate, Generation’s recovery of wholesale costs and profits may be limited. In addition, if restrictive transmission price regulation is imposed, the transmission companies may not have sufficient incentive to invest in expansion of transmission infrastructure.

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

Generation fulfills its energy commitments from the output of the generating facilities that it owns as well as through buying electricity in both the wholesale bilateral and spot markets. The excess or deficiency of energy owned or controlled by Generation compared to its obligations exposes Generation to the risks of rising and falling prices in those markets, and Generation’s cash flows may vary accordingly. Generation’s cash flows from generation that is not used to meet its commitments to ComEd and PECO are largely dependent on wholesale prices of electricity and Generation’s ability to successfully market energy, capacity and ancillary services. In the event that lower wholesale prices of electricity reduce Generation’s current or forecasted cash flows, the carrying value of Generation’s generating units may be determined to be impaired and Generation would be required to incur an impairment loss.

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

Credit Risk. In the bilateral markets, Generation is exposed to the risk that counterparties that owe Generation money or energy will not perform their obligations for operational or financial reasons.

In the event the counterparties to these arrangements fail to perform, Generation might be forced to purchase or sell power in the wholesale markets at less favorable prices and incur additional losses, to the extent of amounts, if any, already paid to the counterparties. In the spot markets, Generation is exposed to the risks of whatever default mechanisms exist in that market, some of which attempt to spread the risk across all participants, which may or may not be an effective way of lessening the severity of the risk and the amounts at stake. Generation is also a party to agreements with entities in the energy sector that have experienced rating downgrades or other financial difficulties.

In order to evaluate the viability of Generation’s counterparties, Generation has implemented credit risk management procedures designed to mitigate the risks associated with these transactions. These policies include counterparty credit limits and, in some cases, require deposits or letters of credit to be posted by certain counterparties. Generation’s counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Generation has entered into payment netting agreements or enabling agreements that allow for netting of payables and receivables with the majority of its large counterparties. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

The integration of the retail businesses of Exelon Energy subjects Generation to credit risk resulting from a new customer base.

Immature Markets. Certain wholesale spot markets are new and evolving markets that vary from region to region and are still developing practices and procedures. While the FERC has proposed initiatives to standardize wholesale spot markets, Generation cannot predict whether that effort will be successful, what form any of these markets will eventually take or what roles Generation will play in them. Problems in or the failure of any of these markets, as was experienced in California in 2000, could adversely affect Generation’s business.

Hedging. The Power Team buys and sells energy and other products in the wholesale markets and enters into financial contracts to manage risk and hedge various positions in Generation’s power generation portfolio. This activity, along with the effects of any specialized accounting for trading contracts, may cause volatility in Generation’s future results of operations.

Weather. Generation’s operations are affected by weather, which affects demand for electricity as well as operating conditions. Generation plans its business based upon normal weather assumptions. To the extent that weather is warmer in the summer or colder in the winter than assumed, Generation may require greater resources to meet its contractual requirements to ComEd and PECO. Extreme weather conditions or storms may affect the availability of generation capacity and transmission, limiting Generation’s ability to source or send power to where it is sold. These conditions, which may not have been fully anticipated, may have an adverse effect by causing Generation to seek additional capacity at a time when wholesale markets are tight or to seek to sell excess capacity at a time when those markets are weak. Generation incorporates contingencies into its planning for extreme weather conditions, including potentially reserving capacity to meet summer loads at levels representative of warmer-than-normal weather conditions.

Excess capacity. Energy prices are also affected by the amount of supply available in a region. In the markets where Generation sells power, there has been a significant increase in the number of new power plants commencing commercial operations in recent years. An excess supply situation can lead to conditions with reduced wholesale market prices.

Generation’s business is also affected by the restructuring of the energy industry.

Regional Transmission Organizations and Standard Market Platform. Generation is dependent on wholesale energy markets and open transmission access and rights by which

Generation delivers power to its wholesale customers, including ComEd and PECO. Generation uses the wholesale regional energy markets to sell power that Generation does not need to satisfy its long-term contractual obligations, to meet long-term obligations not provided by its own resources and to take advantage of price opportunities.

Wholesale markets have only been implemented in certain areas of the country and each market has unique features which may create trading barriers among the markets. The FERC has proposed initiatives, including RTOs, to encourage the development of large regional, uniform markets and to eliminate trade barriers. The FERC’s effort to promote RTOs throughout the states has generated substantial opposition by some state regulators and other governmental bodies. In addition, efforts to develop a RTO have been abandoned in certain regions. Generation supports the development of RTOs and implementation of standard market protocols for these regions, and others, but cannot predict their success or whether they will lead to the development of the envisioned large, successful wholesale markets.

Approximately 79% of Generation’s generating resources, which include directly owned assets and capacity obtained through long-term contracts, are located in the region encompassed by PJM, following PJM’s expansion to the Midwest markets in 2004. The PJM market has been the most successful and liquid regional market. Generation’s future results of operations may be affected by the successful expansion of that market to the Midwest and the implementation of any market changes mandated by the FERC.

Provider of Last Resort. As discussed above, ComEd and PECO each have POLR obligations that they have effectively transferred to Generation through full-requirements contracts. Because the choice of electricity generation supplier lies with the customer, planning to meet these obligations has a higher level of uncertainty than that traditionally experienced due to weather and the economy. It is difficult for Generation to plan the energy demand of ComEd and PECO customers. The uncertainty regarding the amount of ComEd and PECO load for which Generation must prepare increases Generation’s costs and may limit its sales opportunities. A significant under-estimation of the electric-load requirements of ComEd and PECO could result in Generation not having enough power to cover its supply obligation, in which case Generation would be required to buy power from third parties or in the spot markets at prevailing market prices. Those prices may not be as favorable or as manageable as Generation’s long-term supply expenses and thus could increase Generation’s total costs.

As the demand for energy rises in the future, it may be necessary to increase capacity through the construction of new generating facilities. Both Illinois and Pennsylvania statutes contemplate that future generation will be built at the risk of market participants. Any construction of new generating facilities by Generation would be subject to market concentration tests administered by the FERC.

Effective management of capital projects is important to Generation’s business.

Generation’s business is capital intensive and requires significant investments in energy generation and in other internal infrastructure projects. The inability of Generation to effectively manage its capital projects could adversely affect Generation’s results of operations.

The interaction between the energy delivery and generation businesses provides Exelon a partial hedge of wholesale energy market prices.

The price of power purchased and sold in the open wholesale energy markets can vary significantly in response to market conditions. The amounts of power that Generation provides to ComEd and PECO vary from month to month; however, delivery requirements are generally highest in the summer when wholesale power prices are also generally highest. Therefore, energy committed by

Generation to serve ComEd and PECO customers is not exposed to the price uncertainty of the open wholesale energy market. Generally, between 60% and 70% of Generation’s supply serves ComEd and PECO customers. Consequently, Generation has limited its earnings exposure from the volatility of the wholesale energy market to the energy generated in excess of the ComEd and PECO requirements, as well as any other contracted longer term obligations.

As its business continues to evolve, Generation is exploring other long-term contracts or arrangements, which arrangements could limit its earnings opportunity if market prices are significantly different than its expectations.

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

Power Team’s power trading (including fuel procurement and power marketing) activities expose Generation to risks of commodity price movements. Generation attempts to manage its exposure through enforcement of established risk limits and risk management procedures. These risk limits and risk management procedures may not always be followed or may not work as planned and cannot eliminate the risks associated with these activities. Even when its policies and procedures are followed, and decisions are made based on projections and estimates of future performance, results of operations may be diminished if the judgments and assumptions underlying those decisions prove to be wrong or inaccurate. Factors, such as future prices and demand for power and other energy-related commodities, become more difficult to predict and the calculations become less reliable the further into the future estimates are made. As a result, Generation cannot predict the impact that its power trading and risk management decisions may have on its business, operating results or financial position.

General Business

The Registrants may make acquisitions that do not achieve the intended financial results.

The Registrants may continue to pursue investments that fit their strategic objectives and improve their financial performance. On December 20, 2004, Exelon announced the execution of the Merger Agreement with PSEG. Exelon and PSEG entered into the Merger Agreement with the expectation that the Merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of Exelon and PSEG are integrated in an efficient and effective manner, as well as general competitive factors in the market place. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial condition, operating results and prospects.

Before the Merger may be completed, various approvals or consents must be obtained from FERC, the SEC, the NRC and various utility regulatory, antitrust and other authorities in the United States and in foreign jurisdictions. The governmental authorities from which these approvals are required may impose conditions on completion of the Merger or require changes to the terms of the Merger. These conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company and or the individual registrants following the Merger, any of which might have a material adverse effect on the combined company or the individual registrants following completion of the Merger.

Additionally, the Merger Agreement contains certain termination rights for both Exelon and PSEG, and further provides that, upon termination of the Merger Agreement under specified circumstances, (1) Exelon may be required to pay PSEG a termination fee of $400 million plus PSEG’s transaction expenses up to $40 million and (2) PSEG may be required to pay Exelon a termination fee of $400 million plus Exelon’s transaction expenses up to $40 million.

Among the factors considered by the board of directors of Exelon in connection with its approvals of the Merger Agreement were the benefits as well as the risks that could result from the Merger. Exelon cannot give any assurance that these benefits will be realized within the time periods contemplated or even that they will be realized at all.

The Registrants’ results of operations may be affected by the divestiture of businesses and facilities.

The Registrants may decide to divest businesses or facilities that do not fit with their strategic objectives or improve their financial performance, such as the sale of Generation’s interest in Sithe and the divestiture or wind-down of the remaining businesses of Enterprises. The Registrants may be unable to successfully divest or wind down these businesses and facilities for a number of reasons, including an inability to locate appropriate buyers or to negotiate acceptable terms for transactions. In addition, the amount that the Registrants may realize from a divestiture of a business or a facility is subject to fluctuating market conditions that may contribute to pricing and other terms that may be materially different than expected and could result in losses on sales. The Registrants also face risks in managing these businesses prior to their divestitures due to potential turnover of key employees and operating the businesses through their transition. The Registrants may also incur costs related to the wind-down of businesses that will not be sold or unfavorable post-close purchase price adjustments related to divestitures.

Results of operations are affected by increasing costs.

Inflation affects the Registrants through increased operating costs and increased capital costs for plant and equipment. As a result of the rate freezes and caps under which the Energy Delivery business operates and price pressures due to competition, Energy Delivery may not be able to pass the costs of inflation through to its customers. In addition, the Registrants face rising medical benefit costs, which are increasing at a rate that greatly exceeds the rate of general inflation. If the Registrants are unable to successfully manage their medical benefit costs, their results of operations could be negatively affected.

Market performance affects decommissioning trust funds and benefit plan asset values.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under pension and postretirement benefit plans and to decommission Generation’s nuclear plants. The Registrants have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets, as was experienced from 2000 to 2002, may increase the funding requirements of these obligations.

Regulations imposed by the SEC under PUHCA affect business operations.

Exelon is subject to regulation by the SEC under PUHCA as a result of its ownership of ComEd and PECO. That regulation affects Exelon’s ability to:

•	diversify, by generally restricting investments to traditional electric and gas utility businesses and related businesses;
•	invest in or operate SEC-approved, non-utility companies beyond authorized financial and operating thresholds;
•	issue securities, by requiring the prior approval of the SEC or, for ComEd and PECO, requiring the approval of state regulatory commissions;
•	engage in transactions among affiliates without the SEC’s prior approval and, then, only at cost, since the PUHCA regulates business between affiliates in a utility holding company system;
•	make dividend payments in specified situations;
•	make intercompany loans in specified companies;
•	restructure capitalization to the extent the equity ratio falls below 30%; and
•	operate with a “complex” corporate structure.

The Registrants may incur substantial costs to fulfill their obligations related to environmental matters.

The businesses in which the Registrants operate are subject to extensive environmental regulation by local, state and Federal authorities. These laws and regulations affect the manner in which they conduct their operations and make capital expenditures. These regulations affect how the Registrants handle air and water emissions and solid waste disposal and are an important aspect of their operations. In addition, the Registrants are subject to liability under these laws for the costs of remediating environmental contamination of property now or formerly owned by the Registrants and of property contaminated by hazardous substances they generate. They believe that they have a responsible environmental management and compliance program; however, they have incurred and expect to incur significant costs related to environmental compliance, site remediation and clean-up. Remediation activities associated with manufactured gas plant operations conducted by predecessor companies will be one component of such costs. Also, they are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

As of December 31, 2004, Exelon, ComEd, PECO and Generation had reserves for environmental investigation and remediation costs of $124 million, $61 million, $47 million and $16 million, respectively, exclusive of decommissioning liabilities. The Registrants have accrued and will continue to accrue amounts that are believed prudent to cover these environmental liabilities, but the Registrants cannot predict with any certainty whether these amounts will be sufficient to cover their environmental liabilities. The Registrants cannot predict whether they will incur other significant liabilities for any additional investigation and remediation costs at additional sites not currently identified by them, environmental agencies or others, or whether such costs will be recoverable from third parties.

In July 2004, the EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. This rule establishes national requirements for reducing the adverse environmental impacts from the entrainment and impingement of aquatic organisms at existing power plants. The rule identifies particular standards of performance with respect to entrainment and impingement and requires each facility to monitor and validate this performance in future years. All of Exelon’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems are potentially most affected. Those facilities are Clinton, Cromby,

Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, New Boston, Oyster Creek, Peach Bottom, Quad Cities, and Salem. Exelon is currently evaluating compliance options at its affected plants. At this time, Exelon cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of Generation’s generating facilities and its future results of operations, financial condition and cash flows. There are many factors to be considered and evaluated to determine the extent to which there will be financial and operational impacts. The considerations and evaluations include, but are not limited to obtaining clarifying interpretations of the requirements from state regulators, resolving outstanding litigation proceedings concerning the requirements, completing studies to establish biological baselines for each facility, and performing environmental and economic cost benefit evaluation of the potential compliance alternatives in accordance with the requirements.

In June 2001, the New Jersey Department of Environmental Protection (NJDEP) issued a renewed NPDES permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water system. An application for renewal of that permit, including a demonstration of compliance with the requirements of the recently published Federal Water Pollution Control Act Section 316(b) regulations, must be submitted to NJDEP by February 2, 2006 unless the NJDEP grants additional time to collect information to comply with the new regulations. NJDEP advised PSEG in a letter dated July 12, 2004 that it strongly recommends reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations. If application of the Section 316(b) regulations requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, the retrofit and any resulting cost of interim replacement power could result in material costs of compliance to the owners of the facility.

For additional information regarding environmental matters, see “Environmental Regulation” in ITEM 1 of this Form 10-K.

The Registrants must actively manage the security of their people and facilities.

As a result of the events of September 11, 2001, the electric industry has developed additional security guidelines. The electric industry, through the North American Electric Reliability Council, developed physical security guidelines, which were accepted by the United States Department of Energy and which may become mandatory through regulation or legislation. The gas industry, through the American Gas Association, developed physical security guidelines that were accepted by the United States Department of Transportation.

Generation has also initiated security measures, including implementation of measures mandated by the NRC for the nuclear facilities, to safeguard its employees and critical operations and is actively participating in industry initiatives to identify methods to maintain the reliability of its energy production and delivery systems. These security measures have resulted in and are expected to continue to result in increased costs. On a continuing basis, Generation evaluates enhanced security measures at certain critical locations, enhanced response and recovery plans and assesses long-term design changes and redundancy measures. Additionally, the energy industry is working with governmental authorities to ensure that emergency plans are in place and critical infrastructure vulnerabilities are addressed in order to maintain the reliability of the country’s energy systems. These measures will involve additional expense to develop and implement.

Changes in the availability and cost of insurance mean that the Registrants have greater exposure to economic loss due to property damage and liability.

The Registrants carry property damage and liability insurance for their properties and operations. As a result of significant changes in the insurance marketplace, due in part to terrorist acts, the available coverage and limits may be less than the amount of insurance obtained in the past, the costs of obtaining such insurance may be higher and the recovery for losses due to terrorist acts may be limited. The Registrants are self-insured for deductibles and to the extent that any losses may exceed the amount of insurance maintained. A claim that exceeds the amounts available under their property damage and liability insurance, together with the deductible, would negatively affect their results of operations.

Taxation has a significant impact on results of operations.

Tax reserves and the recoverability of deferred tax assets. The Registrants are required to make judgments regarding the potential tax effects of various financial transactions and their ongoing operations to estimate their obligations to taxing authorities. These tax obligations include income, real estate, use and employment-related taxes and ongoing appeals related to these tax matters. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants must also assess their ability to generate capital gains in future periods to realize tax benefits associated with capital losses previously generated or expected to be generated in future periods. Capital losses may be deducted only to the extent of capital gains realized during the year of the loss or during the three prior or five succeeding years. The Registrants do not record valuation allowances for deferred tax assets related to capital losses that the Registrants believe will be realized in future periods. Generation has recorded valuation allowances against certain deferred assets associated with capital losses due to the consolidation of Sithe.

Increases in state income taxes. Due to the revenue needs of the states in which the Registrants operate, various state income tax and fee increases have been proposed or are being contemplated. The Registrants cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies, or, if enacted, whether any such legislation or regulation would be effective retroactively or prospectively. If enacted, these changes could increase state income tax expense and could have a negative impact on the Registrants’ results of operations and cash flows.

Investments in synthetic fuel-producing facilities. Exelon has purchased interests in three synthetic fuel-producing facilities, which increased Exelon’s net income by $70 million in 2004. Tax credits generated by the production of synthetic fuel are subject to a phase-out provision that gradually reduces tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. If domestic crude oil prices remain high in 2005, the tax credits and net income generated by the investments may be reduced substantially. In addition, Exelon has recorded an intangible asset related to its investments in these facilities with a net carrying value of $208 million at December 31, 2004 that could become impaired if domestic crude oil prices continue to increase in the future.

Exelon and its subsidiaries have guaranteed the performance of third parties that may result in substantial cost in the event of non-performance.

Exelon and its subsidiaries have issued certain guarantees of the performance of others, which obligate Exelon to perform in the event that the third parties do not perform. In the event of non-performance by the third parties to these guarantees, Exelon and its subsidiaries could incur substantial cost to fulfill their obligations under these guarantees. Such performance could have a material impact on the financial statements of Exelon and its subsidiaries. See Note 20 of Exelon’s Notes to Consolidated Financial Statements for additional information regarding guarantees.

New Accounting Pronouncements

See Note 1 of Exelon’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK— Exelon

Exelon, ComEd, PECO and Generation are exposed to market risks associated with credit and interest rates. Exelon and Generation are also exposed to market risks associated with commodity and equity prices. The inherent risk in market-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, counterparty credit, interest rates and equity security prices. Exelon’s RMC sets forth risk management policies and objectives and establishes procedures for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning, vice president of strategy, vice president of audit services and officers from each of Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the derivative and risk management activities.

Commodity Price Risk (Exelon, ComEd and Generation)

Commodity price risk is associated with market price movements resulting from excess or insufficient generation, changes in fuel costs, market liquidity and other factors. Trading activities and non-trading marketing activities include the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal and emission allowances. The availability and prices of energy and energy-related commodities are subject to fluctuations due to factors such as weather, governmental environmental policies, changes in supply and demand, state and Federal regulatory policies and other events. Additionally, ComEd has exposure to commodity price risk in relation to CTC revenues collected from its customers.

Generation

Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is three years. Generation has an estimated 90% hedge ratio in 2005 for its energy marketing portfolio. This hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to Energy Delivery’s retail load. Energy Delivery’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods Generation’s amount hedged declines to meet its commitment to Energy Delivery. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any efforts to mitigate market price exposure, the estimated market price exposure for Generation’s non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is approximately a $32 million decrease in net income. This sensitivity assumes a 90% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities. Generation began to use financial contracts for proprietary trading purposes in the second quarter of 2001. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the year ended December 31, 2004 resulted in an immaterial impact on earnings that included a $3 million (before income taxes) unrealized mark-to-market gain. The daily Value-at-Risk (VaR) on proprietary trading activity averaged $100,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin of $3,768 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the power marketing activities.

Generation’s energy contracts are accounted for under SFAS No. 133. Most non-trading contracts qualify for the normal purchases and normal sales exemption to SFAS No. 133 discussed in Critical Accounting Policies and Estimates. Those that do not are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in other comprehensive income (OCI) and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS No. 133 and the ineffective portion of hedge contracts are recognized in current earnings. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met, in which case those changes are recorded in earnings as an offset to the changes in fair value of the exposure being hedged or deferred in accumulated OCI and recognized in earnings as the hedged transactions occur.

The following detailed presentation of Generation’s trading and non-trading marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2003 to December 31, 2004. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings, as shown in the previous table, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2003	$(163)
Total change in fair value during 2003 of contracts recorded in earnings	206
Reclassification to realized at settlement of contracts recorded in earnings	(227)
Reclassification to realized at settlement from OCI	273
Effective portion of changes in fair value—recorded in OCI	(305)

Total mark-to-market energy contract net liabilities at December 31, 2003	(216)
Total change in fair value during 2004 of contracts recorded in earnings	158
Reclassification to realized at settlement of contracts recorded in earnings	(197)
Reclassification to realized at settlement from OCI	475
Effective portion of changes in fair value—recorded in OCI	(512)
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	147

Total mark-to-market energy contract net liabilities at December 31, 2004	$(145)

The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Current assets	$403	$322
Noncurrent assets	373	100

Total mark-to-market energy contract assets	776	422

Current liabilities (a)	(598)	(505)
Noncurrent liabilities	(323)	(133)

Total mark-to-market energy contract liabilities	(921)	(638)

Total mark-to-market energy contract net liabilities	$(145)	$(216)

(a)	Mark-to-market energy contract liabilities at December 31, 2003 do not reflect a $76 million interest-rate swap that was included in current mark-to-market derivative liabilities within Generation’s Consolidated Balance Sheet.

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2004 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities within
(in millions)	2005	2006	2007	2008	2009	2010 and Beyond	Total Fair Value
Normal Operations, qualifying cash-flow hedge contracts (a):
Actively quoted prices	$(4)	$1	$—	$—	$—	$—	$(3)
Prices provided by other external sources	(190)	(27)	(4)	—	—	—	(221)

Total	$(194)	$(26)	$(4)	$—	$—	$—	$(224)

Normal Operations, other derivative contracts (b):
Actively quoted prices	$11	$(2)	$—	$—	$—	$—	$9
Prices provided by other external sources	(23)	6	1	—	—	—	(16)
Prices based on model or other valuation methods	7	11	8	11	11	38	86

Total	$(5)	$15	$9	$11	$11	$38	$79

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.
(b)	Mark-to-market gains and losses on other non-trading and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of December 31, 2004. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges for the years ended December 31, 2004 and December 31, 2003, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
(in millions)	Power Team Normal Operations and Hedging Activities	Interest-Rate and Other Hedges	Total-Cash Flow Hedges
Accumulated OCI, January 1, 2003	$(114)	$(14)	$(128)
Changes in fair value	(186)	(2)	(188)
Reclassifications from OCI to net loss	167	—	167

Accumulated OCI derivative loss at December 31, 2003	(133)	(16)	(149)
Changes in fair value	(312)	17	(295)
Disposal of existing Boston Generating contracts	16	—	16
Reclassifications from OCI to net income	290	—	290
Exelon Energy Company opening balance	2	—	2
Sithe Energies, Inc. opening balance	—	(10)	(10)

Accumulated OCI derivative loss at December 31, 2004	$(137)	$(9)	$(146)

ComEd

ComEd has exposure to commodity price risk in relation to revenue collected from customers who elect to purchase energy from an alternative electric supplier or the ComEd PPO. Revenues collected from customers electing the PPO include commodity charges at market-based prices and CTC revenues which are calculated to provide the customer with a credit for the market price for electricity. Because the change in revenues from customers electing the PPO is significantly offset by the change in CTC revenues, ComEd does not believe that its exposure to such a market price decrease would be material.

ComEd’s CTC revenues are also collected from customers who elect to purchase energy from an alternative electric supplier. ComEd’s CTC rates are reset once a year in the spring, and customers can elect to lock in their CTC rates for a one or multiple year terms. Based on the current customers who have elected the one-year CTC rates, ComEd has performed a sensitivity analysis to determine the net impact of a 10% increase in the average market price of electricity from June 2005 through December 2005 which would result in a $5 million decrease in CTC revenues in 2005. A 10% decrease from June 2005 through December 2005 in market prices would result in a $5 million increase in CTC revenues in 2005. The result may be significantly affected if additional customers elect to purchase energy from an alternative electric supplier or if customers elect to purchase their energy from ComEd.

Credit Risk (Exelon, ComEd, PECO and Generation)

ComEd and PECO

Credit risk for Energy Delivery is managed by the credit and collection policies of ComEd and PECO, which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. For the year ended December 31, 2004, ComEd’s ten largest customers represented approximately 2% of its retail electric revenues and PECO’s ten largest customers represented approximately 7% of its retail electric and gas revenues. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience and third-party studies, to provide for the potential loss from nonpayment by these customers.

Under the Competition Act, licensed entities, including alternative electric suppliers, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in PECO’s retail electric service territory. Currently, there are no third parties providing billing of PECO’s charges to customers or advanced metering; however, if this occurs, PECO would be subject to credit risk related to the ability of the third parties to collect such receivables from the customers.

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

The following tables provide information on Generation’s credit exposure, net of collateral, as of December 31, 2004 and 2003. They further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through ISOs which are discussed below.

Rating as of December 31, 2004 (a)	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater than 10% of Net Exposure	Net Exposure Of Counterparties Greater than 10% of Net Exposure
Investment grade	$151	$33	$118	—	$—
Non-investment grade	98	20	78	1	63
No external ratings
Internally rated—investment grade	13	—	13	—	—
Internally rated—non-investment grade	3	—	3	—	—

Total	$265	$53	$212	1	$63

(a)	This table does not include accounts receivable exposure.

Rating as of December 31, 2003 (a)	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater than 10% of Net Exposure	Net Exposure Of Counterparties Greater than 10% of Net Exposure
Investment grade	$116	$—	$116	1	$20
Non-investment grade	22	7	15	—	—
No external ratings
Internally rated—investment grade	13	—	13	—	—
Internally rated—non-investment grade	1	—	1	—	—

Total	$152	$7	$145	1	$20

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.

	Maturity of Credit Risk Exposure
Rating as of December 31, 2004 (a)	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$149	$2	$—	$151
Non-investment grade	91	7	—	98
No external ratings
Internally rated—investment grade	13	—	—	13
Internally rated—non-investment grade	3	—	—	3

Total	$256	$9	$—	$265

(a)	This table does not include accounts receivable exposure.

Dynegy. As previously disclosed, at December 31, 2004, Generation was counterparty to Dynegy in various energy transactions and had financial and credit risk associated with Dynegy through Generation’s investment in Sithe. On January 31, 2005, Generation sold its investment in Sithe and, accordingly, is no longer subject to potential credit risk associated with Dynegy’s performance under the financial swap arrangement that Dynegy had with Sithe. See Note 25 of Exelon’s Notes to Consolidated Financial Statements for further discussion of Generation’s sale of Sithe.

Generation previously disclosed the future economic value of AmerGen’s purchased power arrangement with Illinois Power Company (Illinois Power), a subsidiary of Dynegy, could be affected by events related to Dynegy’s financial condition. On September 30, 2004, Dynegy sold Illinois Power to a third party with an investment grade rating, which eliminated Generation’s credit risk associated with Illinois Power and Dynegy.

Collateral. As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. If Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

ISOs. Generation participates in the following established, real-time energy markets, which are administered by ISOs: PJM, ISO New England, New York ISO, California ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the ISOs. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by the ISOs, the ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on Generation’s financial condition, results of operations or net cash flows.

Exelon

Exelon’s consolidated balance sheet included a $486 million net investment in direct financing leases as of December 31, 2004. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1,492 million, less unearned income of $1,006 million. The future minimum lease payments are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, ComEd, PECO and Generation)

Variable Rate Debt. The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. As of December 31, 2004, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $2 million decrease in Exelon’s pre-tax earnings. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease in pre-tax earnings of less than $1 million at ComEd, PECO and Generation.

Cash-Flow Hedges. In September and October 2004, Exelon entered into forward-starting interest-rate swaps in the aggregate notional amount of $240 million to lock in interest-rate levels in anticipation of future financings. At the time of the swap trades, the debt issuance that these swaps were hedging was considered probable; therefore, Exelon accounted for these interest-rate swap transactions as cash-flow hedges. In December 2004, it became apparent that the timing of the debt issuance would be deferred until 2005 and, consequently, Exelon unwound the $240 million forward-starting interest-rate swaps. Exelon recognized an ineffectiveness gain of less than $1 million pursuant to SFAS No. 133. Additionally, Exelon paid approximately $4 million to the counterparties due to the swap unwind. The net loss resulting from the amount paid to the counterparties less the ineffectiveness gain will be amortized over the life of the new debt issuance.

Based upon a revised date of expected debt issuance, Exelon entered into a new series of forward-starting interest-rate swaps in the aggregate notional amount of $200 million. At December 31, 2004, these interest-rate swaps, designated as cash-flow hedges, had an aggregate fair market value of $2 million based on the present value difference between the contract and market rates at

December 31, 2004. If these derivative instruments had been terminated at December 31, 2004, this estimated fair value represents the amount that would be paid by the counterparties to Exelon.

The aggregate fair value of the interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at December 31, 2004 is estimated to be $6 million in the counterparties’ favor. If these derivative instruments had been terminated at December 31, 2004, this estimated fair value represents the amount Exelon would pay the counterparties.

The aggregate fair value of the interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at December 31, 2004 is estimated to be $10 million in Exelon’s favor. If these derivative instruments had been terminated at December 31, 2004, this estimated fair value represents the amount the counterparties would pay Exelon.

In 2004, PECO entered into a forward-starting interest-rate swap in the aggregate notional amount of $75 million to lock in interest-rate levels in anticipation of a future financing. The debt issuance that this swap was hedging was considered probable; therefore, PECO accounted for this interest-rate swap transaction as a hedge. PECO settled this swap designated as a cash flow hedge for net proceeds of approximately $5 million. The proceeds were recorded in other comprehensive income and are being amortized over the life of the debt issuance.

At December 31, 2004, ComEd, PECO and Generation did not have any interest-rate swaps designated as cash-flow hedges.

Fair-Value Hedges. In 2004, ComEd entered into fixed-to-floating interest-rate swaps in order to maintain its targeted percentage of variable-rate debt associated with fixed-rate debt issuances in the aggregate amount of $240 million. At December 31, 2004, these interest-rate swaps, designated as fair-value hedges, had an aggregate fair market value of $9 million based on the present value difference between the contract and market rates at December 31, 2004. If these derivative instruments had been terminated at December 31, 2004, this estimated fair value represents the amount that would be paid by the counterparties to ComEd.

The aggregate fair value of the interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at December 31, 2004 is estimated to be $16 million in ComEd’s favor. If these derivative instruments had been terminated at December 31, 2004, this estimated fair value represents the amount the counterparties would pay ComEd.

The aggregate fair value of the interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at December 31, 2004 is estimated to be $1 million in ComEd’s favor. If these derivative instruments had been terminated at December 31, 2004, this estimated fair value represents the amount the counterparties would pay ComEd.

In 2004, ComEd settled certain interest-rate swaps designated as fair-value hedges in the aggregate amount of $485 million for total proceeds of approximately $32 million, which included a $26 million settlement amount and $6 million of accrued interest. The $26 million settlement amount will be amortized as a reduction to interest expense over the remaining life of the related debt.

Equity Price Risk (Exelon and Generation)

Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of December 31, 2004, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $329 million reduction in the fair value of the trust assets. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Estimates section for information regarding the pension and other postretirement benefit trust assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exelon

Management’s Report on Internal Control Over Financial Reporting

The management of Exelon Corporation (Exelon) is responsible for establishing and maintaining adequate internal control over financial reporting. Exelon’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Exelon’s management conducted an assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Exelon’s management concluded that, as of December 31, 2004, Exelon’s internal control over financial reporting was effective.

February 22, 2005

Management’s assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 132 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Exelon Corporation:

We have completed an integrated audit of Exelon Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)(i) present fairly, in all material respects, the financial position of Exelon Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Exelon Corporation changed its method of accounting for goodwill as of January 1, 2002; its method of accounting for asset retirement obligations as of January 1, 2003; and its method of accounting for variable interest entities in 2003 and 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 22, 2005

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Income

	For the Years Ended December 31,
(in millions, except per share data)	2004	2003	2002
Operating revenues	$14,515	$15,812	$14,955
Operating expenses
Purchased power	2,727	3,459	3,262
Purchased power from AmerGen Energy Company, LLC	—	382	273
Fuel	2,355	2,534	1,727
Impairment of Boston Generating, LLC long-lived assets	—	945	—
Operating and maintenance	3,976	4,508	4,345
Depreciation and amortization	1,305	1,126	1,340
Taxes other than income	719	581	709

Total operating expenses	11,082	13,535	11,656

Operating income	3,433	2,277	3,299

Other income and deductions
Interest expense	(548)	(869)	(964)
Interest expense to affiliates	(357)	(12)	(2)
Distributions on preferred securities of subsidiaries	(3)	(39)	(45)
Equity in earnings (losses) of unconsolidated affiliates	(153)	33	80
Other, net	140	(261)	304

Total other income and deductions	(921)	(1,148)	(627)

Income before income taxes, minority interest and cumulative effect of changes in accounting principles	2,512	1,129	2,672
Income taxes	692	331	998

Income before minority interest and cumulative effect of changes in accounting principles	1,820	798	1,674
Minority interest	21	(5)	(4)

Income before cumulative effect of changes in accounting principles	1,841	793	1,670
Cumulative effect of changes in accounting principles (net of income taxes of $17, $69 and $(90) in 2004, 2003 and 2002, respectively)	23	112	(230)

Net income	$1,864	$905	$1,440

Average shares of common stock outstanding
Basic	661	651	645
Diluted	669	657	649

Earnings per average common share—basic:
Income from continuing operations before cumulative effect of changes in accounting principles	$2.79	$1.22	$2.59
Cumulative effect of changes in accounting principles	0.03	0.17	(0.36)

Net income	$2.82	$1.39	$2.23

Earnings per average common share—diluted:
Income from continuing operations before cumulative effect of changes in accounting principles	$2.75	$1.21	$2.57
Cumulative effect of changes in accounting principles	0.03	0.17	(0.35)

Net income	$2.78	$1.38	$2.22

Dividends per common share	$1.26	$0.96	$0.88

See Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Cash flows from operating activities
Net income	$1,864	$905	$1,440
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	1,933	1,681	1,701
Other decommissioning-related activities	169	37	—
Cumulative effect of changes in accounting principles (net of income taxes)	(23)	(112)	230
Impairment of investments	10	309	41
Impairment of goodwill and other long-lived assets	1	990	—
Deferred income taxes and amortization of investment tax credits	202	(36)	278
Provision for uncollectible accounts	87	94	129
Equity in (earnings) losses of unconsolidated affiliates	153	(33)	(80)
(Gains) losses on sales of investments and wholly owned subsidiaries	(162)	25	(199)
Net realized (gains) losses on nuclear decommissioning trust funds	(72)	16	32
Other non-cash operating activities	(24)	18	101
Changes in assets and liabilities
Accounts receivables	(123)	102	(357)
Inventories	(60)	(54)	(37)
Other current assets	79	(68)	45
Accounts payable, accrued expenses and other current liabilities	173	(74)	43
Income taxes	293	(271)	288
Net realized and unrealized mark-to-market and hedging transactions	49	(10)	18
Pension and non-pension postretirement benefits obligations	(270)	(144)	(165)
Other noncurrent assets and liabilities	119	9	134

Net cash flows provided by operating activities	4,398	3,384	3,642

Cash flows from investing activities
Capital expenditures	(1,921)	(1,954)	(2,150)
Proceeds from liquidated damages	—	92	—
Proceeds from nuclear decommissioning trust fund sales	2,320	2,341	1,612
Investment in nuclear decommissioning trust funds	(2,587)	(2,564)	(1,824)
Collection of other notes receivable	59	35	(35)
Proceeds from sales of investments and wholly owned subsidiaries	329	263	287
Proceeds from sales of long-lived assets	52	10
Acquisitions of businesses, net of cash acquired	—	(272)	(445)
Investments in synthetic fuel-producing facilities	(56)	—	—
Change in restricted cash	55	(92)	(24)
Net cash increase from consolidation of Sithe Energies, Inc.	19	—	—
Other investing activities	(6)	32	17

Net cash flows used in investing activities	(1,736)	(2,109)	(2,562)

Cash flows from financing activities
Issuance of long-term debt	232	3,015	1,223
Retirement of long-term debt	(1,629)	(2,922)	(2,134)
Issuance of long-term debt to financing affiliates	—	103	—
Retirement of long-term debt to financing affiliates	(728)	—	—
Change in short-term debt	164	(355)	321
Issuance of mandatorily redeemable preferred securities	—	200	—
Retirement of mandatorily redeemable preferred securities	—	(250)	(18)
Payment on acquisition note payable to Sithe Energies, Inc.	(27)	(446)	—
Retirement of preferred stock	—	(50)	—
Dividends paid on common stock	(831)	(620)	(563)
Proceeds from employee stock plans	240	181	75
Purchase of treasury stock	(82)	—	—
Contribution from minority interest of consolidated subsidiary	—	—	43
Other financing activities	34	(96)	(43)

Net cash flows used in financing activities	(2,627)	(1,240)	(1,096)

Increase (decrease) in cash and cash equivalents	35	35	(16)
Cash and cash equivalents at beginning of period	493	469	485

Cash and cash equivalents, including cash held for sale	528	504	469
Cash classified as held for sale on the consolidated balance sheet	—	11	—

Cash and cash equivalents at end of period	$528	$493	$469

See Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2004	2003
Assets

Current assets
Cash and cash equivalents	$528	$493
Restricted cash and investments	31	97
Accounts receivable, net
Customer	1,649	1,567
Other	409	676
Mark-to-market derivative assets	403	337
Inventories, at average cost
Fossil fuel	230	212
Materials and supplies	312	310
Notes receivable from affiliate	—	92
Deferred income taxes	68	122
Assets held for sale	—	242
Other	296	413

Total current assets	3,926	4,561

Property, plant and equipment, net	21,482	20,630

Deferred debits and other assets
Regulatory assets	4,790	5,226
Nuclear decommissioning trust funds	5,262	4,721
Investments	804	955
Goodwill	4,705	4,719
Mark-to-market derivative assets	383	133
Other	1,418	991

Total deferred debits and other assets	17,362	16,745

Total assets	$42,770	$41,936

See Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2004	2003
Liabilities and shareholders’ equity

Current liabilities
Commercial paper	$490	$326
Note payable to Sithe Energies, Inc.	—	90
Long-term debt due within one year	427	1,385
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transitional Trust due within one year	486	470
Accounts payable	1,255	1,238
Mark-to-market derivative liabilities	598	584
Accrued expenses	1,143	1,260
Liabilities held for sale	—	61
Other	483	306

Total current liabilities	4,882	5,720

Long-term debt	7,292	7,889
Long-term debt due to ComEd Transitional Funding Trust and PECO Energy Transitional Trust	4,311	5,055
Long-term debt to other financing trusts	545	545

Deferred credits and other liabilities
Deferred income taxes	4,488	4,320
Unamortized investment tax credits	275	288
Asset retirement obligations	3,981	2,997
Pension obligations	1,993	1,668
Non-pension postretirement benefits obligations	1,065	1,053
Spent nuclear fuel obligation	878	867
Regulatory liabilities	2,204	1,891
Mark-to-market derivative liabilities	323	141
Other	981	912

Total deferred credits and other liabilities	16,188	14,137

Total liabilities	33,218	33,346

Commitments and contingencies
Minority interest of consolidated subsidiaries	42	—
Preferred securities of subsidiaries	87	87

Shareholders’ equity
Common stock (No par value, 1,200 shares authorized, 666.7 and 656.4 shares outstanding at December 31, 2004 and 2003, respectively)	7,598	7,292
Treasury stock, at cost (2.5 shares held at December 31, 2004)	(82)	—
Retained earnings	3,353	2,320
Accumulated other comprehensive loss	(1,446)	(1,109)

Total shareholders’ equity	9,423	8,503

Total liabilities and shareholders’ equity	$42,770	$41,936

See Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2001	642,014	$6,961	$—	$(2)	$1,169	$(26)	$8,102
Net income	—	—	—	—	1,440	—	1,440
Long-term incentive plan activity	4,098	87	—	—	—	—	87
Employee stock purchase plan issuances	514	11	—	—	—	—	11
Amortization of deferred compensation	—	—	—	1	—	—	1
Common stock dividends declared	—	—	—	—	(567)	—	(567)
Other comprehensive loss, net of income taxes of $(850)	—	—	—	—	—	(1,332)	(1,332)

Balance, December 31, 2002	646,626	7,059	—	(1)	2,042	(1,358)	7,742
Net income	—	—	—	—	905	—	905
Long-term incentive plan activity	9,322	222	—	—	—	—	222
Employee stock purchase plan issuances	418	11	—	—	—	—	11
Amortization of deferred compensation	—	—	—	1	—	—	1
Common stock dividends declared	—	—	—	—	(625)	—	(625)
Redemption premium on PECO preferred stock	—	—	—	—	(2)	—	(2)
Other comprehensive income, net of income taxes of $217	—	—	—	—	—	249	249

Balance, December 31, 2003	656,366	7,292	—	—	2,320	(1,109)	8,503
Net income	—	—	—	—	1,864	—	1,864
Long-term incentive plan activity	10,013	296	—	—	—	—	296
Employee stock purchase plan issuances	309	10	—	—	—	—	10
Common stock purchases	—	—	(82)	—	—	—	(82)
Common stock dividends declared	—	—	—	—	(831)	—	(831)
Adjustments to accumulated other comprehensive loss due to the consolidation of Sithe	—	—	—	—	—	(6)	(6)
Other comprehensive loss, net of income taxes of $(190)	—	—	—	—	—	(331)	(331)

Balance, December 31, 2004	666,688	$7,598	$(82)	$—	$3,353	$(1,446)	$9,423

See Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Net income	$1,864	$905	$1,440
Other comprehensive income (loss)
Minimum pension liability, net of income taxes of $(228), $16 and $(597), respectively	(392)	26	(1,007)
SFAS No. 143 transition adjustment, net of income taxes of $167	—	168	—
Change in net unrealized gain (loss) on cash-flow hedges, net of income taxes of $6, $5 and $(129), respectively	8	9	(193)
Foreign currency translation adjustment, net of income taxes of $1, $0 and $0, respectively	1	3	—
Unrealized gain (loss) on marketable securities, net of income taxes of $31, $29, and $(124), respectively	52	43	(132)

Total other comprehensive income (loss)	(331)	249	(1,332)

Total comprehensive income	$1,533	$1,154	$108

See Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data unless otherwise noted)

1. Significant Accounting Policies

Description of Business

Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the energy delivery, generation and other businesses discussed below (see Note 22—Segment Information). The energy delivery businesses (Energy Delivery) include the purchase and retail sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and by PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and retail sale of natural gas and related distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia. The generation business consists principally of the electric generating facilities and wholesale energy marketing operations of Exelon Generation Company, LLC (Generation), the competitive retail sales business of Exelon Energy Company (Exelon Energy), Generation’s investment in Sithe Energies, Inc. (Sithe) and certain other generation projects. Exelon’s other businesses, constituting the enterprises segment, consist of the infrastructure and electrical contracting services of Exelon Enterprises Company, LLC (Enterprises). Effective January 1, 2004, Exelon Energy Company, which had been previously included in the Enterprises segment, became part of Generation. See Note 2—Acquisitions and Dispositions for information regarding the disposition of businesses within the Enterprises segment and Note 25—Subsequent Events for information regarding the sale of Sithe.

Basis of Presentation

Exelon’s consolidated financial statements include the accounts of entities in which it has a controlling financial interest, other than certain financing trusts of ComEd and PECO described below, and its proportionate interests in jointly owned electric utility plants, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies Exelon or one of its subsidiaries as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.

Exelon owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, Southeast Chicago Energy Project, LLC (SCEP), of which Exelon owns 71%, and Sithe, of which Exelon owned 50% at December 31, 2004. Exelon has reflected the third-party interests in the above majority-owned investments as minority interests in its consolidated financial statements. As a result of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150), on July 1, 2003, Exelon reclassified the minority interest associated with SCEP to a long-term liability. The total minority interest related to SCEP was $49 million and $51 million as of December 31, 2004 and 2003.

In accordance with FASB Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R), Sithe was consolidated in Exelon’s financial statements as of March 31, 2004. Certain trusts and limited partnerships that are financing subsidiaries of ComEd and PECO have issued debt or mandatorily redeemable preferred securities. Due to the adoption of FIN 46-R, these subsidiaries are no longer consolidated within the financial statements of Exelon as of December 31, 2003, or as of July 1, 2003 for PECO Energy Capital Trust IV (PECO Trust IV). See “Variable Interest Entities” below for further discussion of the adoption of FIN 46-R and the resulting consolidation of Sithe and the deconsolidation of these financing subsidiaries.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The share and per-share amounts included in Exelon’s Consolidated Financial Statements and Notes to Consolidated Financial Statements have been adjusted for all periods presented to reflect a 2-for-1 stock split of Exelon’s common stock with a distribution date of May 5, 2004. See Note 18—Common Stock for additional information regarding the stock split.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect net income or shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, the accounting for nuclear decommissioning costs and asset retirement obligations, inventory reserves, allowance for doubtful accounts, goodwill and asset impairments, pension and other postretirement benefits, derivative instruments, fixed asset depreciation, environmental costs, taxes, severance and unbilled energy revenues.

Accounting for the Effects of Regulation

Exelon accounts for its operations in accordance with accounting policies prescribed by the regulatory authorities having jurisdiction, principally the Illinois Commerce Commission (ICC) and the Pennsylvania Public Utility Commission (PUC) under state public utility laws, the Federal Energy Regulatory Commission (FERC) under various Federal laws, and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), and Energy Delivery applies SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) when appropriate. SFAS No. 71 requires Energy Delivery to record in its financial statements the effects of rate regulation for utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. Exelon believes that it is probable that currently recorded regulatory assets and liabilities will be recovered in future rates. If a separable portion of Energy Delivery’s business were no longer to meet the provisions of SFAS No. 71, Exelon would be required to eliminate from its financial statements the effects of regulation for that portion.

Variable Interest Entities

FIN 46-R addressed the requirements for consolidating certain variable interest entities. FIN 46 was effective for Exelon’s variable interest entities created after January 31, 2003. FIN 46-R was effective December 31, 2003 for Exelon’s other variable interest entities that were considered to be special-purpose entities and as of March 31, 2004 for all other variable interest entities.

Exelon consolidated Sithe, 50% owned through a wholly owned subsidiary of Generation, as of March 31, 2004 pursuant to the provisions of FIN 46-R and recorded income of $32 million (net of income taxes) as a result of the reversal of guarantees of Sithe’s commitments previously recorded by

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation. This income was reported as a cumulative effect of a change in accounting principle in the first quarter of 2004. As of March 31, 2004, Generation was a 50% owner of Sithe, and Exelon had accounted for Sithe as an unconsolidated equity method investment prior to March 31, 2004. Sithe owns and operates power-generating facilities and was sold by Generation on January 31, 2005. See Note 3—Sithe for additional information on the consolidation of Sithe and Note 25—Subsequent Events for additional information on the sale of Sithe in 2005.

PECO Trust IV, a financing subsidiary of PECO created in May 2003, was deconsolidated from the financial statements of Exelon pursuant to the provisions of FIN 46 as of July 1, 2003. Pursuant to the provisions of FIN 46-R, as of December 31, 2003, the financing trusts of ComEd, namely ComEd Financing II (formed in November 1996), ComEd Financing III (formed in September 2002), ComEd Funding LLC (formed in July 1998) and ComEd Transitional Funding Trust (formed in October 1998), and the other financing trusts of PECO, namely PECO Energy Capital Trust III (PECO Trust III) (formed in April 1998) and PECO Energy Transition Trust (PETT) (formed in June 1998), were deconsolidated from Exelon’s financial statements. Amounts owed to these financing trusts at December 31, 2004 and 2003 of $5,342 million and $6,070 million, respectively, were recorded as debt to financing trusts within the Consolidated Balance Sheets.

This change in presentation related to the financing trusts had no effect on Exelon’s net income. In accordance with FIN 46-R, prior periods were not restated. The maximum exposure to loss as a result of ComEd and PECO’s involvement with the financing trusts is $62 million and $87 million, respectively, at December 31, 2004.

Revenues

Operating Revenues. Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of each month, Exelon accrues an estimate for the unbilled amount of energy delivered or services provided to customers (see Note 6—Accounts Receivable).

Option Contracts, Swaps, and Commodity Derivatives. Premiums received and paid on option contracts and swap arrangements considered “normal” derivatives pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133) are amortized to revenue and expensed over the lives of the contracts. Certain option contracts and swap arrangements are considered derivative instruments and are recorded at fair value with subsequent changes in fair value recognized as revenues and expenses, unless hedge accounting is applied. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with unrealized gains and losses recognized in operating revenues.

Trading Activities. Exelon accounts for its trading activities under the provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), which requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement.

Physically Settled Derivative Contracts. Exelon accounts for realized gains and losses on physically settled derivative contracts not “held for trading purposes” in accordance with EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’” (EITF 03-11).

EITF 03-11 was ratified by the FASB in August 2003. The EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not “held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Exelon adopted EITF 03-11 as of January 1, 2004 and presented $966 million of purchased power and $14 million of fuel expense net within revenues during 2004. Prior periods were not reclassified. The adoption of EITF 03-11 had no effect on Exelon’s net income. Had EITF 03-11 been retroactively applied to 2003, operating revenues, purchased power and fuel expense would have been affected as follows:

2003	As Reported	EITF 03-11 Impact	Pro Forma
Operating revenue	$15,812	$(996)	$14,816
Purchased power	3,841	(943)	2,898
Fuel expense	2,534	(53)	2,481

Exelon is unable to determine the impact on operating revenues, purchased power and fuel expense, had EITF 03-11 been applied retroactively to 2002 results of operations, due to system constraints.

Stock-Based Compensation

Exelon accounts for its stock-based compensation plans under the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations and follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Accordingly, compensation expense related to stock options recognized within the Consolidated Statements of Income was insignificant in 2004, 2003 and 2002. Expense recognized related to other stock-based compensation plans is further described in Note 18—Common Stock. The tables below show the effect on Exelon’s net income and earnings per share for 2004, 2003 and 2002 had Exelon elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123:

	2004	2003	2002
Net income—as reported	$1,864	$905	$1,440
Add: Stock-based compensation expense included in reported net income, net of income taxes	39	19	12
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes (a)	(60)	(39)	(45)

Pro forma net income	$1,843	$885	$1,407

Earnings per share:
Basic—as reported	$2.82	$1.39	$2.23
Basic—pro forma	$2.79	$1.36	$2.18
Diluted—as reported	$2.78	$1.38	$2.22
Diluted—pro forma	$2.75	$1.35	$2.17

(a)	The fair value of options granted was estimated using a Black-Scholes option pricing model.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Income Taxes

Deferred Federal and state income taxes are provided on all significant temporary differences between the book basis and the tax basis of assets and liabilities and for tax benefits carried forward. Investment tax credits previously utilized for income tax purposes have been deferred on the Consolidated Balance Sheets and are recognized in book income over the life of the related property.

Pursuant to the Internal Revenue Code, Exelon files a consolidated Federal income tax return that includes its subsidiaries in which it owns at least 80% of the outstanding stock. Income taxes are allocated to each of Exelon’s subsidiaries included in the filing of the consolidated Federal income tax return based on the separate return method. Exelon records its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be realized in the future (see Note 13—Income Taxes).

Losses on Reacquired Debt

Recoverable losses on reacquired debt related to regulated operations are deferred and amortized to interest expense over the life of new debt issued to finance the debt redemption consistent with rate recovery for rate-making purposes. Losses on other reacquired debt are recognized in Exelon’s Consolidated Statements of Income as incurred (see Note 21—Supplemental Financial Information).

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Other comprehensive income primarily relates to unrealized gains or losses on securities held in nuclear decommissioning trust funds and unrealized gains and losses on cash-flow hedge instruments. Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and the Consolidated Statements of Comprehensive Income.

Cash and Cash Equivalents

Exelon considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Investments

As of December 31, 2004, restricted cash and investments primarily represented restricted cash related to Sithe’s Independence Plant partnership distribution fund. As of December 31, 2003, restricted cash and investments primarily represented liquidated damages receipts at Generation and proceeds from a ComEd pollution control bond offering in December 2003 which were applied to pay pollution control bonds upon their maturity in January 2004.

Restricted cash and investments not available for general operations or to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2004, $93 million of restricted cash and investments were classified within deferred debits and other assets, which included $83 million of debt service reserves, major overhaul reserves of $7 million and lease service reserves of $3 million. As of December 31, 2003, there were no restricted cash and investments classified as noncurrent assets.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Exelon’s best estimate of probable losses in the accounts receivable balances. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, typically monthly. Customer accounts are written off based upon approved regulatory or legislative requirements.

Inventories

Inventory is recorded at the lower of cost or market, and provisions are made for excess and obsolete inventory.

Fossil Fuel. Fossil fuel inventory includes the weighted average costs of stored natural gas, coal and oil. The costs of natural gas, coal and oil are generally included in inventory when purchased and charged to fuel expense when used. Fossil fuel also includes propane at cost. PECO has several long-term storage contracts for natural gas as well as a liquefied natural gas storage facility.

Materials and Supplies. Materials and supplies inventory generally includes the average costs of transmission, distribution and generating plant materials. Materials are generally charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Emission Allowances

Emission allowances are included in inventories and deferred debits or other assets and are carried at the lower of weighted average cost or market and charged to fuel expense as they are used in operations. Exelon’s emission allowance balances as of December 31, 2004 and 2003 were $106 million and $105 million, respectively.

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reported at fair value pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Unrealized gains and losses, net of tax, on nuclear decommissioning trust funds transferred to Generation from PECO and ComEd are considered in the determination of the regulatory assets and liabilities on Exelon’s Consolidated Balance Sheets. See Note 21—Supplemental Financial Information for additional information regarding Exelon’s regulatory assets and liabilities. Unrealized gains and losses on nuclear decommissioning trust funds for the AmerGen units are reported in other comprehensive income. Prior to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) on January 1, 2003, unrealized gains and losses on marketable securities held in nuclear decommissioning trust funds were reported in accumulated depreciation for operating units transferred to Generation from PECO and as other comprehensive income for operating and retired units transferred to Generation from ComEd. At December 31, 2004 and 2003, Exelon had no held-to-maturity securities.

Purchased Gas Adjustment Clause

PECO’s natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective quarterly adjustments to rates. At December 31, 2004 and 2003, deferred energy costs of $71 million and $81 million, respectively, were recorded in other current assets on Exelon’s Consolidated Balance Sheets.

Leases

Exelon accounts for leases in accordance with SFAS No. 13 “Accounting for Leases” and determines whether its long-term power purchase and sales contracts are leases pursuant to EITF Issue No. 01-8, “Determining Whether an Arrangement is a Lease” (EITF 01-8) which applies to arrangements initiated or modified after October 1, 2003. At the inception of the lease, or subsequent modification, Exelon determines whether the lease is an operating or capital lease based upon its terms and characteristics. Several of Exelon’s long-term power purchase agreements which have been determined to be operating leases have significant contingent rental payments which are dependent on the future operating characteristics of the associated plants such as plant availability. Exelon recognizes contingent rental expense when it becomes probable of payment.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. The cost of maintenance, repairs and minor replacements of property is charged to maintenance expense as incurred.

For Energy Delivery, upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation and removal costs reduce the related regulated liability in accordance with the composite method of depreciation. For unregulated property, the cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of any gain or loss on disposition.

For Generation, upon retirement, the cost of property, including net salvage cost, is charged to accumulated depreciation.

See Note 7—Property, Plant and Equipment and Note 21—Supplemental Financial Information for additional information regarding property, plant and equipment.

Nuclear Fuel

The cost of nuclear fuel is capitalized and charged to fuel expense using the unit-of-production method. The estimated cost of disposal of Spent Nuclear Fuel (SNF) is established per the Standard Waste Contract with the Department of Energy (DOE) and is expensed at one mill ($.001) per kilowatthour of net nuclear generation. On-site SNF storage costs are capitalized or expensed, as incurred, based upon the nature of the work performed.

Nuclear Outage Costs

Costs associated with nuclear outages are recorded in the period incurred.

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2004 and 2003, net unamortized

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

capitalized software costs totaled $311 million and $356 million, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed ten years. Certain capitalized software costs are being amortized over fifteen years pursuant to regulatory approval. During 2004, 2003 and 2002, Exelon amortized capitalized software costs of $80 million, $69 million and $64 million, respectively.

Depreciation and Amortization

Depreciation is provided over the estimated service lives of property, plant and equipment on a straight-line basis using the composite method. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category, are presented in the table below. See Note 7—Property, Plant and Equipment for information regarding a change in Energy Delivery’s depreciation rates.

Asset Category	2004	2003	2002
Electric—transmission and distribution	2.82%	2.81%	3.11%
Electric—generation	3.34%	2.90%	3.58%
Gas	2.52%	2.38%	2.13%
Common—gas and electric	4.60%	7.53%	6.40%
Other property and equipment	6.77%	8.20%	7.88%

Amortization of regulatory assets is provided over the recovery period specified in the related legislation or regulatory agreement. See Note 21—Supplemental Financial Information for further information regarding Exelon’s regulatory assets.

Nuclear Generating Station Decommissioning

Exelon accounts for the costs of decommissioning its nuclear generating stations in accordance with SFAS No. 143. See Note 14—Nuclear Decommissioning and Spent Fuel Storage for information regarding the adoption and application of SFAS No. 143 and “Cumulative Effect of Changes in Accounting Principles” below for pro forma net income and earnings per common share for the year ended December 31, 2002, adjusted as if SFAS No. 143 had been applied during that period.

Capitalized Interest and Allowance for Funds Used During Construction

Exelon uses SFAS No. 34, “Capitalizing Interest Costs” to calculate the costs during construction of debt funds used to finance its non-regulated construction projects. Exelon recorded capitalized interest of $11 million, $15 million and $20 million in 2004, 2003 and 2002, respectively.

Allowance for funds used during construction (AFUDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC is recorded as a charge to construction work in progress and as a non-cash credit to AFUDC that is included in interest expense for debt-related funds and other income and deductions for equity-related funds. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities (see Note 21—Supplemental Financial Information). Exelon recorded credits to AFUDC of $5 million, $16 million and $19 million in 2004, 2003 and 2002, respectively.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Guarantees

Beginning February 1, 2003, pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), Exelon recognizes, at the inception of a guarantee, a liability for the fair market value of the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

The liability that is initially recognized at the inception of the guarantee is reduced as Exelon is released from risk under the guarantee. Depending on the nature of the guarantee, Exelon’s release from risk may be recognized only upon the expiration or settlement of the guarantee or by a systematic and rational amortization method over the term of the guarantee. The recognition and subsequent adjustment of the liability is highly dependent upon the nature of the associated guarantee.

Asset Impairments

Long-Lived Assets. Exelon evaluates the carrying value of long-lived assets to be held and used for impairment whenever indications of impairment exist in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The carrying value of long-lived assets is considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows. See Note 2—Acquisitions and Dispositions for a description of the impairment charge recorded in 2003 related to the long-lived assets of Boston Generating, LLC (Boston Generating).

Upon meeting certain criteria defined in SFAS No. 144, the assets and associated liabilities that compose a disposal group are classified as held for sale and the carrying value of these assets is adjusted downward, if necessary, to the estimated sales price, less cost to sell. See Note 2—Acquisitions and Dispositions for a description of assets and liabilities classified as held for sale as of December 31, 2003 and impairments recorded related to those assets.

Goodwill. Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. As of January 1, 2002, Exelon adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and recorded a loss of $230 million as a cumulative effect of a change in accounting principle upon its adoption. Pursuant to SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. See Note 9—Intangible Assets for information regarding the adoption of SFAS No. 142 and goodwill impairment studies that have been performed.

Investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, Exelon evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as Exelon’s intent and ability to hold the investment. Exelon also considers specific adverse conditions related to the financial health of and business outlook for the investee. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established. See Note 3—Sithe for a description of the impairments recorded in 2003 related to Generation’s investment in Sithe and Note 16—Fair Value of Financial Assets and Liabilities for a description of the other-than-temporary impairments in the nuclear decommissioning trust funds determined in 2004.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Derivative Financial Instruments

Exelon enters into derivatives to manage its exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and changes in the fair value of outstanding debt. Generation utilizes derivatives with respect to energy transactions to manage the utilization of its available generating capability and the supply of wholesale energy to its affiliates. Generation also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Generation enters into energy-related derivatives for trading purposes. Exelon’s derivative activities are in accordance with Exelon’s Risk Management Policy (RMP).

Exelon accounts for derivative financial instruments under SFAS No. 133. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases or normal sales exception. Derivatives on the balance sheet are presented as current or noncurrent mark-to-market derivative assets or liabilities. Changes in the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met, in which case those changes are recorded in earnings as an offset to the changes in fair value of the exposure being hedged or deferred in accumulated other comprehensive income and recognized in earnings as hedged transactions occur. Amounts recorded in earnings are included in revenue, purchased power or other, net on the consolidated statements of income.

Revenues and expenses on contracts that qualify as normal purchases or normal sales are recognized when the underlying physical transaction is completed. “Normal” purchases and sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. While these contracts are considered derivative financial instruments under SFAS No. 133, the majority of these transactions have been designated as “normal” purchases or “normal” sales and are thus not required to be recorded at fair value, but on an accrual basis of accounting.

A derivative financial instrument can be designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair-value hedge, are recognized in earnings as offsets to the changes in fair value of the exposure being hedged. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash-flow hedge are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. Any ineffectiveness is recognized in earnings immediately. On an ongoing basis, the Company assesses the hedge effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative is not highly effective as a hedge, hedge accounting will be discontinued prospectively.

Generation enters into contracts to buy and sell energy for trading purposes subject to limits. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Severance Benefits

Exelon accounts for its ongoing severance plans in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43” (SFAS No. 112) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and accrues amounts associated with severance benefits that are considered probable and that can be reasonably estimated. See Note 10—Severance Accounting for further discussion of Exelon’s accounting for severance benefits.

Retirement Benefits

Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106) and FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88, and 106” (revised 2003) (SFAS No. 132). See Note 15—Retirement Benefits for further discussion of Exelon’s accounting for retirement benefits in accordance with SFAS No. 87 and SFAS No. 106 and disclosures pursuant to SFAS No. 132.

FSP FAS 106-2. Through its postretirement benefit plans, Exelon provides retirees with prescription drug coverage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Prescription Drug Act) was enacted on December 8, 2003. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, in May 2004, the FASB issued FSP FAS 106-2, which provided transition guidance for accounting for the effects of the Prescription Drug Act and superseded FSP FAS 106-1, which had been issued in January 2004. FSP FAS 106-1 permitted a plan sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Exelon made the one-time election allowed by FSP FAS 106-1 during the first quarter of 2004.

During the second quarter of 2004, Exelon early adopted the provisions of FSP FAS 106-2, resulting in a remeasurement of its postretirement benefit plans’ assets and accumulated postretirement benefit obligations (APBO) as of December 31, 2003. Upon adoption, the effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease of the APBO of approximately $186 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be approximately $33 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act. The effect of the subsidy on the components of net periodic postretirement benefit cost for 2004 included in the consolidated financial statements and Note 15—Retirement Benefits was as follows:

2004
Amortization of the actuarial experience gain	$15
Reduction in current period service cost	6
Reduction in interest cost on the APBO	12

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Previously reported historical financial information for the three months ended March 31, 2004 has been adjusted in Note 24—Quarterly Data (Unaudited).

Treasury Stock

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued.

Foreign Currency Translation

The financial statements of Exelon’s foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rates at the end of the periods for the Consolidated Balance Sheets and on weighted-average rates for the periods for the Consolidated Statements of Income. Foreign currency translation adjustments, net of deferred income tax benefits, are reflected as a component of other comprehensive income on the Consolidated Statements of Comprehensive Income and, accordingly, have no effect on net income.

New Accounting Pronouncements

EITF 03-1. In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. Exelon adopted the disclosure requirements of EITF 03-1 for investments accounted for under SFAS No. 115 for the year ended December 31, 2003. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’” which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The EITF and the FASB are reconsidering the conclusions reached within EITF 03-1.

SFAS No. 151. In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Exelon is assessing the impact SFAS No. 151 will have on its consolidated financial statements.

SFAS No. 123-R. In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has not elected to early adopt SFAS No. 123-R. As a result, SFAS No. 123-R will be effective for Exelon in the third quarter of 2005 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of July 1, 2005 and all prospective awards. Exelon is assessing the impact SFAS No. 123-R will have on its consolidated financial statements and which of three transition methods allowed by SFAS No. 123-R will be elected.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

SFAS No. 153. In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions’” (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for Exelon in the third quarter of 2005 and earlier application is permitted for nonmonetary asset exchanges occurring after the issuance of SFAS No. 153. The provisions of SFAS No. 153 are applied prospectively. Exelon is assessing the impact SFAS No. 153 will have on its consolidated financial statements.

FSP FAS 109-1 and FSP FAS 109-2. In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP FAS 109-2). FSP FAS 109-1 and FSP FAS 109-2 were effective upon issuance. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of “qualified production activities income,” as defined in the Act, or taxable income. FSP FAS 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). The Act also provided a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP FAS 109-2 provides a registrant more time to evaluate the Act’s impact on the registrant’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. Exelon is assessing the impact, if any, that the Act and these standards may have on its consolidated financial statements in future periods.

Cumulative Effect of Changes in Accounting Principles

EITF 03-16. In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (EITF 03-16). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 was effective for Exelon and its subsidiaries during the third quarter of 2004. Exelon recorded a charge of $9 million (net of an income tax benefit of $5 million) as a cumulative effect of a change in accounting principle in connection with its adoption of EITF 03-16 as of July 1, 2004. This charge related to certain investments in limited liability partnerships held by Enterprises.

FIN 46-R. See discussion of the adoption of FIN 46-R within the “Variable Interest Entities” discussion above.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

SFAS No. 143. SFAS No. 143 provides accounting guidance for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long- lived assets. Exelon adopted SFAS No. 143 as of January 1, 2003 and recorded income of $112 million (net of income taxes) as a cumulative effect of a change in accounting principle in connection with its adoption of this standard in the first quarter of 2003. The components of the cumulative effect of a change in accounting principle, net of income taxes, were as follows:

Generation (net of income taxes of $52)	$80
Generation’s investments in AmerGen and Sithe (net of income taxes of $18)	28
ComEd (net of income taxes of $0)	5
Enterprises (net of income taxes of $(1))	(1)

Total	$112

The following tables set forth Exelon’s net income and basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002, adjusted as if SFAS No. 143, FIN 46-R and EITF 03-16 had been applied during those periods. SFAS No. 143, FIN 46-R and EITF 03-16 had adoption dates of January 1, 2003, March 31, 2004 and July 1, 2004, respectively.

	2004	2003	2002
Reported income before cumulative effect of changes in accounting principles	$1,841	$793	$1,670
Pro forma earnings effects (net of income taxes):
EITF 03-16	(1)	—	(6)
FIN 46-R	—	32	—
SFAS No. 143	—	—	27

Pro forma income before cumulative effect of changes in accounting principles	$1,840	$825	$1,691

Reported net income	$1,864	$905	$1,440
Pro forma earnings effects (net of income taxes):
EITF 03-16	(1)	—	(6)
FIN 46-R	—	32	—
SFAS No. 143	—	—	27
Reported cumulative effects of changes in accounting principles:
EITF 03-16	9	—	—
FIN 46-R	(32)	—	—
SFAS No. 143	—	(112)	—
SFAS No. 142	—	—	230

Pro forma net income	$1,840	$825	$1,691

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	2004	2003	2002
Basic earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$2.79	$1.22	$2.59
Pro forma income before cumulative effect of changes in accounting principles	$2.79	$1.27	$2.62
Reported net income	$2.82	$1.39	$2.23
Pro forma net income	$2.79	$1.27	$2.62

	2004	2003	2002
Diluted earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$2.75	$1.21	$2.57
Pro forma income before cumulative effect of changes in accounting principles	$2.75	$1.26	$2.60
Reported net income	$2.78	$1.38	$2.22
Pro forma net income	$2.75	$1.26	$2.60

2. Acquisitions and Dispositions

On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a holding company for an electric and gas utility company primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger). Under the Merger Agreement, each share of PSEG common stock will be converted into 1.225 shares of Exelon common stock. As of December 31, 2004, PSEG’s market capitalization was over $12 billion. Additionally, PSEG, on a consolidated basis, has approximately $14 billion of outstanding debt which will become part of Exelon’s consolidated debt.

The Merger Agreement contains certain termination rights for both Exelon and PSEG, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) Exelon may be required to pay PSEG a termination fee of $400 million plus PSEG’s transaction expenses up to $40 million and (ii) PSEG may be required to pay Exelon a termination fee of $400 million plus Exelon’s transaction expenses up to $40 million. The Merger Agreement has been unanimously approved by both companies’ boards of directors but is contingent upon, among other things, the approval by shareholders of both companies, antitrust clearance and a number of regulatory approvals or reviews by Federal and state energy authorities. The parties have made certain of the regulatory filings to obtain necessary regulatory approvals. It is anticipated that this approval process will be completed and the Merger will close within 12 months to 15 months after the announcement of the Merger Agreement in December 2004.

The Merger will be accounted for as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of PSEG will be recorded, as of the completion of the Merger, at their respective fair values and added to those of Exelon. The reported financial condition and results of operations of Exelon after completion of the Merger will reflect PSEG’s balances and results after completion of the Merger, but will not be restated retroactively to reflect the historical financial position or results of operations of PSEG.

Exelon has capitalized external costs associated with the Merger since the execution of the Merger Agreement on December 20, 2004. Total capitalized costs as of December 31, 2004 were $10 million. External costs of $7 million incurred prior to the execution of the Merger Agreement were expensed.

Acquisition and Disposition of Generation Entities

Sale of Ownership Interest in Boston Generating, LLC. On May 25, 2004, Generation completed the sale, transfer and assignment of ownership of its indirect wholly owned subsidiary Boston

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generating, which owns the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility (Boston Generating Credit Facility).

The sale was pursuant to a settlement agreement reached with Boston Generating’s lenders on February 23, 2004. The FERC approved the sale of Boston Generating on May 25, 2004. Responsibility for plant operations and power marketing activities were transferred to the lenders’ special purpose entity on September 1, 2004.

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

In connection with the decision to transition out of Boston Generating and the generating units, Exelon recorded during the third quarter of 2003 an impairment charge of long-lived assets pursuant to SFAS No. 144 of $945 million ($573 million net of income taxes) in operating expenses within its Consolidated Statements of Income.

Boston Generating was reported in the Generation segment of Exelon’s consolidated financial statements prior to its sale. At the date of the sale, Boston Generating had approximately $1.2 billion in assets, primarily consisting of property, plant and equipment, and approximately $1.3 billion of liabilities of which approximately $1.0 billion was debt outstanding under the Boston Generating Credit Facility. As of the date of transfer, these amounts were eliminated from Exelon’s Consolidated Balance Sheets. As a result of Boston Generating’s liabilities being greater than its assets at the time of the sale, transfer and assignment of ownership, Exelon recorded a gain of $85 million ($52 million net of income taxes) in other income and deductions within the Consolidated Statements of Income in the second quarter of 2004. In connection with the sale, Exelon recorded a liability associated with an existing guarantee by its subsidiary Exelon New England Holdings, LLC (Exelon New England) of fuel purchase obligations of Boston Generating. Due to the existence of this guarantee and in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets,’ in Determining Whether to Report Discontinued Operations” (EITF 03-13), Generation determined that it had retained risk and continuing involvement associated with the operations of Boston Generating and, as a result, the results of Boston Generating have not been classified as a discontinued operation within Exelon’s Consolidated Statements of Income. See Note 20—Commitments and Contingencies for further information regarding the guarantee.

Exelon’s Consolidated Statements of Income include the following results related to Boston Generating:

	2004	2003	2002
Operating revenues	$248	$618	$39
Operating loss (a)	(49)	(954)	(2)
Income (loss) (b)	21	(583)	(3)

(a)	The operating loss in 2003 included an impairment loss of $945 million ($573 million net of income taxes) related to Boston Generating’s long-lived assets.
(b)	Net income for 2004 included an after-tax gain of $52 million related to the sale of Boston Generating in the second quarter of 2004.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

See Note 4—Selected Pro Forma and Consolidating Financial Information for the effect of the sale of Boston Generating as if the transaction had occurred on January 1, 2003 and was excluded from Exelon’s results from that date.

Sithe. See Note 3—Sithe for information regarding Generation’s investment in Sithe and Note 25—Subsequent Events for information regarding Generation’s sale of Sithe on January 31, 2005.

Acquisition of Sithe International. On October 13, 2004, Generation acquired a 100% interest in Sithe International in exchange for cancellation of a $92 million note. Sithe International, through its subsidiaries, has a 49.5% interest in Termoeléctria del Golfo (TEG) and Termoeléctrica Peñoles (TEP), two generating facilities in Mexico that began commercial operation in the second quarter of 2004. Effective January 26, 2005, Sithe International’s name was changed to Tamuin International, Inc.

AmerGen Energy Company, LLC. On December 22, 2003, Generation purchased British Energy plc’s (British Energy) 50% interest in AmerGen Energy Company, LLC (AmerGen). The resolution of purchase price contingencies related to the valuation of long-lived assets was finalized during the fourth quarter of 2004, reflecting the final purchase price of $267 million after working capital adjustments.

Prior to the purchase, Generation was a 50% owner of AmerGen and had accounted for the investment as an unconsolidated equity method investment. From January 1, 2003 through the date of closing, Generation recorded $47 million ($28 million, net of tax) of equity in earnings of unconsolidated affiliates related to its investment in AmerGen and recorded $382 million of purchased power from AmerGen. The book value of Generation’s investment in AmerGen prior to the purchase was $316 million.

The transaction was accounted for as a step acquisition. As such, upon consolidation, Generation was required to allocate its $316 million book value to 50% of AmerGen’s equity book value. The difference between Generation’s investment in AmerGen and 50% of AmerGen’s equity book value of approximately $227 million was primarily due to Generation not recognizing a significant portion of the cumulative effect of the change in accounting principle at AmerGen related to the adoption of SFAS No. 143. Generation reduced AmerGen’s equity book value through the reduction of the book value of AmerGen’s long-lived assets.

Exelon recorded the acquired assets and liabilities of AmerGen (remaining 50%) at fair value as of the date of purchase. The following assets and liabilities, after final purchase accounting adjustments, reflecting the equity basis and fair value adjustments discussed above, of AmerGen were recorded within Exelon’s Consolidated Balance Sheets as of the date of purchase:

Current assets (including $36 million of cash acquired)	$116
Property, plant and equipment, including nuclear fuel	111
Nuclear decommissioning trust funds	1,108
Deferred debits and other assets	30
Current liabilities	(140)
Asset retirement obligation	(496)
Deferred credits and other liabilities	(106)
Long-term debt	(40)

Total equity	$583

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The assets and liabilities of AmerGen were included in Exelon’s Consolidated Balance Sheets as of December 31, 2004 and 2003, and AmerGen’s results of operations were included in Exelon’s Consolidated Statement of Income for the year ended December 31, 2004.

In connection with the purchase of Unit No. 1 of the Three Mile Island (TMI) facility by AmerGen in 2000, AmerGen entered into an agreement with the seller whereby the seller would receive additional consideration based upon future power purchase prices through 2009. Under the terms of the agreement, approximately $7 million had been accrued at December 31, 2004, which will be payable to the former owner of the TMI facility in the first quarter of 2005. This payment represents contingent consideration for the original acquisition and has accordingly been reflected as an increase to the long-lived assets associated with the TMI facility, and will be depreciated over the remaining useful life of the facility.

Acquisition of Generating Plants from TXU. On April 25, 2002, Generation acquired two natural-gas generation plants with a total of 2,334 MWs of capacity from TXU Corp. (TXU) for an aggregate purchase price of $443 million. Substantially the entire purchase price was allocated to property, plant and equipment. The transaction included a tolling agreement that provided for TXU to purchase power from the plants during the months of May through September from 2002 through 2006. In December 2004, TXU and Generation terminated the original tolling agreement and entered into a new agreement whereby TXU agreed to purchase 1,900 MWs of capacity and related energy/ancillary services from Generation through 2006. Upon termination of the original agreement, Generation received a cash payment of $172 million. The resulting gain was deferred and will be recognized as income over the contractual term of the new agreement.

Disposition of Enterprises Entities

Exelon Thermal Holdings, Inc. On June 30, 2004, Enterprises sold the Chicago businesses of Exelon Thermal Holdings, Inc. (Thermal) for net cash proceeds of $134 million and expected proceeds of $2 million from a working capital settlement, resulting in a pre-tax gain of $45 million. Prior to closing, Enterprises repaid $37 million of related debt, resulting in prepayment penalties of $9 million.

On September 29, 2004, Enterprises sold ETT Nevada, Inc., the holding company for its investment in Northwind Aladdin, LLC, for a net cash outflow of $1 million, resulting in a pre-tax loss of $3 million.

On October 28, 2004, Northwind Windsor, of which Enterprises owned a 50% interest, sold substantially all of its assets, providing Enterprises with cash proceeds of $8 million, resulting in a pre-tax gain of $2 million.

See Assets and Liabilities Held for Sale below for discussion of the classification of the Thermal assets and liabilities as held for sale as of December 31, 2003.

Exelon Services, Inc. During 2004, Enterprises disposed of or wound down all of the operating businesses of Exelon Services, Inc. (Exelon Services), including Exelon Solutions, the mechanical services businesses and the Integrated Technology Group. Total expected proceeds and the net pre-tax gain on sale recorded during 2004 related to these dispositions were $61 million and $9 million, respectively. Pre-tax impairment charges of $5 million and $14 million related to Exelon Services’ tangible assets were recorded in 2004 and 2003, respectively. Exelon Services also recorded a pre-tax

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

charge of $24 million in 2003 to impair its remaining goodwill. As of December 31, 2004, Exelon Services had remaining assets and liabilities of $74 million and $22 million, respectively, which primarily consisted of tax assets, affiliate receivables and payables, and sales proceeds to be collected. See Assets and Liabilities Held for Sale below for information regarding the classification of the assets and liabilities of Exelon Services as held for sale as of December 31, 2003.

PECO TelCove. On June 30, 2004, Enterprises sold its investment in PECO TelCove, a communications joint venture, along with certain telecommunications assets, for proceeds of $49 million. A pre-tax gain of $9 million was recorded in other income and deductions on Exelon’s Consolidated Statements of Income. An impairment charge of $5 million (before income taxes) related to the telecommunications assets had been recorded in the fourth quarter of 2003.

InfraSource. On September 24, 2003, Enterprises sold the electric construction and services, underground and telecom businesses of InfraSource. Cash proceeds to Enterprises from the sale were approximately $175 million, net of transaction costs and cash transferred to the buyer upon sale, plus a $30 million subordinated note receivable maturing in 2011. At the time of closing, the present value of the note receivable was approximately $12 million. The note was collected in full during the second quarter of 2004, resulting in pre-tax income of $18 million. In connection with the transaction, Enterprises entered into an agreement that may result in certain payments to InfraSource if the amount of services Exelon purchases from InfraSource during the period from closing through 2006 is below specified thresholds. Due to Exelon’s ongoing involvement with InfraSource through this agreement and in accordance with SFAS No. 144 and EITF 03-13, the results of InfraSource have not been classified as a discontinued operation within Exelon’s Consolidated Statements of Income.

In connection with the agreement to sell InfraSource, Enterprises recorded an impairment charge during the second quarter of 2003 of approximately $48 million (before income taxes and minority interest) pursuant to SFAS No. 142 related to the goodwill recorded within the InfraSource reporting unit. Management of Enterprises primarily considered the negotiated sales price and the estimated book value of InfraSource at the time of the closing of the sale in determining the amount of the goodwill impairment charge. In connection with the closing of the sale in the third quarter of 2003, Enterprises recorded a pre-tax gain of $44 million, primarily due to the book value of InfraSource at the date of closing being lower than estimated in the second quarter of 2003. The net impact of the goodwill impairment in the second quarter and the gain recorded in the third quarter was a pre-tax loss and minority interest of $4 million for the year ended December 31, 2003. The net impact was recorded as an operating and maintenance expense within the Consolidated Statements of Income.

Sale of Investments. On December 1, 2004, Enterprises sold its limited partnership interest in EnerTech Capital Partners II, L.P. and its limited liability company interests in Kinetic Ventures I, LLC and Kinetic Ventures II, LLC for $8 million in cash and the assumption by the buyers of approximately $10 million in unfunded capital commitments. Prior to the sale, in 2004, these investments were written down to their expected sales price, resulting in pre-tax impairment charges totaling $18 million. As such, there was no net gain or loss recorded associated with the sale.

Sale of Investment in AT&T Wireless. On April 1, 2002, Enterprises sold its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. Exelon recorded a pre-tax gain of $198 million ($116 million net of income taxes) on the $84 million investment in other income and deductions on its Consolidated Statements of Income.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The results of Thermal and Exelon Services have been included in income from continuing operations within Exelon’s Consolidated Statements of Income (as opposed to discontinued operations) as the impact on Exelon’s consolidated financial statements was not significant.

Investments in Synthetic Fuel-Producing Facilities

Synthetic fuel-producing facilities chemically change coal, including waste and marginal coal, into a fuel used at power plants. Section 29 of the Internal Revenue Code provides that tax credits are available for the production of this synthetic fuel.

In November 2003, Exelon purchased interests in two synthetic fuel-producing facilities. The purchase price for these facilities included a combination of cash, notes payable and contingent consideration dependent upon the production level of the facilities. The notes payable recorded for the purchase of the facilities were $238 million. Exelon’s right to acquire a fixed amount of tax credits generated by the facilities was recorded as an intangible asset which is amortized as the tax credits are earned.

In July 2004, Exelon purchased an interest in a limited partnership that indirectly owns four synthetic fuel-producing facilities. Exelon’s purchase price for these facilities included a combination of a note payable and contingent consideration dependent upon the production levels of the facilities. The note payable recorded for the purchase of the facilities was $22 million. Exelon’s right to acquire a fixed amount of tax credits generated by the facilities was recorded as an intangible asset which is amortized as these tax credits are earned.

Private letter rulings have been received that affirm that the process used by the facilities will produce a solid synthetic fuel that qualifies for tax credits under Section 29 of the Internal Revenue Code.

Tax credits generated by the production of synthetic fuel are subject to a phase-out provision that gradually reduces tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2003, the tax credit would have begun to phase out when the annual average wellhead price per barrel of domestic crude oil exceeded $50.14 and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $62.94. The 2004 and 2005 phase-out range will be calculated using inflation rates published in 2005 and 2006, respectively, by the Internal Revenue Service.

If domestic crude oil prices remain high in 2005, the tax credits and net income generated by the investments may be reduced substantially. The intangible asset recorded by Exelon related to its investments in these facilities could become impaired if domestic crude oil prices continue to increase in the future. See Note 9—Intangible Assets for additional information regarding the intangible assets.

Exelon’s investments in synthetic fuel-producing facilities increased net income by $70 million and $5 million in 2004 and 2003, respectively. The increase in net income is reflected in the Consolidated Statements of Income as a benefit within income taxes, partially offset by charges to operating and maintenance expense, depreciation and amortization expense, interest expense and equity in losses of unconsolidated affiliates. See Note 13—Income Taxes for information regarding the effect of these investments on Exelon’s effective income tax rate.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Investments in Affordable Housing

On October 15, 2004 and November 12, 2004, Exelon sold investments in affordable housing for total proceeds of $78 million and recognized a net gain on sale of $4 million before income taxes. Of the total proceeds, $2 million is being held in escrow pending possible purchase price adjustments.

Assets and Liabilities Held for Sale

There were no assets or liabilities classified as held for sale as of December 31, 2004. The major classes of assets and liabilities classified as held for sale within Exelon’s Consolidated Balance Sheet as of December 31, 2003 consisted of the following:

December 31, 2003	Generation	Enterprises	Total
Cash	$—	$11	$11
Accounts receivable, net	—	59	59
Other current assets	—	24	24
Property, plant and equipment, net	—	86	86
Other long-term assets	36	26	62

Total assets classified as held for sale	$36	$206	$242

December 31, 2003	Generation	Enterprises	Total
Accounts payable, accrued expenses and other current liabilities	$—	$44	$44
Debt	—	1	1
Asset retirement obligation	—	3	3
Other long-term liabilities	—	13	13

Total liabilities classified as held for sale	$—	$61	$61

Generation. Generation classified three gas turbines with a book value of $36 million as held for sale as of December 31, 2003. The turbines were sold during the first quarter of 2004 for proceeds of $42 million, resulting in a gain of $6 million. In anticipation of their sale in 2004, these turbines had been classified as other long-term assets as they had not been placed into service.

Enterprises. As of December 31, 2003, the assets and liabilities of certain entities of Thermal and Exelon Services were classified as held for sale. The assets and liabilities of Thermal classified as held for sale were $120 million and $18 million, respectively, at December 31, 2003. The assets and liabilities of Exelon Services classified as held for sale were $86 million and $43 million, respectively, at December 31, 2003. Enterprises recognized impairment charges totaling $14 million (before income taxes) under SFAS No. 144 related to the assets of Exelon Services that were classified as held for sale during the year ended December 31, 2003. These assets and liabilities were reported under the Enterprises segment in Note 22—Segment Information. See “Disposition of Enterprises Entities” above for information regarding the disposition of these businesses in 2004.

3. Sithe

Sithe is primarily engaged in the ownership and operation of electric wholesale generating facilities in North America. At December 31, 2004, Sithe operated nine power units with total average net

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

capacity of 1,323 MWs. Described below is a series of transactions in 2004 and 2003 involving Generation’s investment in Sithe that ultimately resulted in the sale of Generation’s ownership interest in Sithe to a third party on January 31, 2005. See Note 25—Subsequent Events for a further discussion of the sale transaction.

Exercise of Call Option and Subsequent Agreement to Sell. On November 25, 2003, Generation, Reservoir Capital Group (Reservoir) and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe (Generation owned 49.9% prior to November 25, 2003). See below for further details regarding these 2003 transactions.

Both Generation’s and Reservoir’s 50% interests in Sithe were subject to put and call options. On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe for $97 million. On November 1, 2004, Generation entered into an agreement to sell Sithe to Dynegy Inc. (Dynegy) for $135 million in cash. On January 31, 2005, Generation completed the closing of the call exercise and the sale of the resulting 100% interest in Sithe. The sale did not include Sithe International, Inc., which was sold to a subsidiary of Generation in a separate transaction described below.

Acquisition of Sithe International, Inc. Sithe International, through its subsidiaries, has 49.5% interests in two Mexican business trusts that own the TEG and TEP power stations, two 230 MW petcoke-fired generating facilities in Tamuín, Mexico that commenced commercial operations in the second quarter of 2004. On October 13, 2004, Sithe transferred all of the shares of Sithe International, Inc. and its subsidiaries to a subsidiary of Generation in exchange for cancellation of a $92 million note, which is eliminated as part of the consolidation of Sithe. Effective January 26, 2005, Sithe International’s name was changed to Tamuin International Inc.

2003 Transactions. On November 25, 2003, Generation, Reservoir and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe. Immediately prior to these transactions, Sithe was owned 49.9% by Generation, 35.2% by Apollo Energy, LLC (Apollo), and 14.9% by subsidiaries of Marubeni Corporation (Marubeni).

On November 25, 2003, entities controlled by Reservoir purchased certain Sithe entities holding six U.S. generating facilities, each a qualifying facility under the Public Utility Regulatory Policies Act, in exchange for $37 million ($21 million in cash and a $16 million two-year note); and entities controlled by Marubeni purchased all of Sithe’s entities and facilities outside of North America (other than Sithe Energies Australia (SEA) of which it purchased a 49.9% interest on November 24, 2003 and the remaining 50.1% interest on May 27, 2004 for separate consideration) for $178 million.

Following the sales of the above entities, Generation transferred its wholly owned subsidiary that held the Sithe investment to a newly formed holding company, EXRES SHC, Inc. The subsidiary holding the Sithe investment acquired the remaining Sithe interests from Apollo and Marubeni for $612 million using proceeds from a $580 million bridge financing and available cash. Generation sold a 50% interest in the newly formed holding company for $76 million to an entity controlled by Reservoir on November 25, 2003. On November 26, 2003, Sithe distributed $580 million of available cash to its parent, which then utilized the distributed funds to repay the bridge financing.

Guarantees. In connection with the 2003 transactions, Generation recorded obligations related to $39 million of guarantees in accordance with FIN 45. These guarantees were issued to protect

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Reservoir from credit exposure of certain counter-parties through 2015 and other indemnities. In determining the value of the FIN 45 guarantees, Generation utilized probabilistic models to assess the possibilities of future payments under the guarantees. These guarantees were reversed upon the consolidation of Sithe in accordance with FIN 45 as this liability was associated with guarantees for the performance of a consolidated entity. The consolidation of Sithe in accordance with FIN 46-R resulted in Exelon recording income of $32 million (net of income taxes), which included the reversal of the aforementioned guarantees, as a cumulative effect of a change in accounting principle during the first quarter of 2004.

Accounting Prior to the Consolidation of Sithe on March 31, 2004. Generation had accounted for the investment in Sithe as an unconsolidated equity method investment prior to its consolidation on March 31, 2004 pursuant to FIN 46-R. See Note 1—Significant Accounting Policies for further discussion. In 2003, Generation recorded impairment charges of $255 million (before income taxes) in other income and deductions within the Consolidated Statements of Income associated with a decline in the fair value of the Sithe investment, which was considered to be other-than-temporary. Generation’s management considered various factors in the decision to impair this investment, including management’s negotiations to sell its interest in Sithe. The discussions surrounding the sale indicated that the fair value of the Sithe investment was below its book value and, as such, impairment charges were required.

The book value of Generation’s investment in Sithe immediately prior to its consolidation on March 31, 2004 was $49 million. For the year ended December 31, 2004, Exelon recorded $2 million of equity method losses from Sithe prior to its consolidation. For the year ended December 31, 2003 and 2002, Exelon recorded $2 million and $23 million of equity method income, respectively, related to its investment in Sithe.

Consolidation of Sithe as of March 31, 2004. As a result of the 2003 transactions referred to above, the consolidation of Sithe at March 31, 2004 was accounted for as a step acquisition pursuant to purchase accounting policies. Under the provisions of FIN 46-R, the operating results of Sithe were included in Exelon’s results of operations beginning April 1, 2004.

The condensed consolidating financial information included in Note 4—Selected Pro Forma and Consolidating Financial Information (Unaudited) presents the financial position of Exelon and Sithe, as well as consolidating entries related primarily to acquisition notes payables and receivables between Exelon and Sithe.

Intangible Assets. Sithe had entered into a tolling arrangement (Tolling Agreement) with Dynegy Power Marketing and its affiliates with respect to Sithe’s Independence Station. The Tolling Agreement commenced on July 1, 2001 and runs through 2014. Additionally, Sithe has entered into an energy purchase agreement (Energy Purchase Agreement) with a counterparty relating to the Independence Station, which continues through 2014. As a result of the acquisition accounting described above, values were assigned to the Tolling Agreement and the Energy Purchase Agreement of approximately $73 million and $384 million, respectively, which have been recorded as intangible assets on Exelon’s Consolidated Balance Sheets in deferred debits and other assets. These amounts were determined based on fair value techniques utilizing the contract terms and various other estimates including forward power prices, discount rates and option pricing models.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The intangible assets representing the Tolling Agreement and the Energy Purchase Agreement are being amortized on a straight-line basis over the lives of the associated agreements. See Note 9—Intangible Assets for further information regarding Exelon’s intangible assets.

Long-Term Debt and Letters of Credit. Substantially all of Sithe’s property, plant and equipment and project agreements secure Sithe’s outstanding long-term debt, which consists primarily of project debt. During 2003, Sithe entered into an agreement with Exelon and Generation under which Exelon obtained letters of credit to support contractual obligations of Sithe and its subsidiaries. As of December 31, 2004, Exelon had obtained $61 million of letters of credit in support of Sithe’s obligations not including a $50 million letter of credit that is not guaranteed by Exelon. With the exception of the issuance of letters of credit to support contractual obligations, the creditors of Sithe have no recourse against the general credit of Exelon or Generation.

4. Selected Pro Forma and Consolidating Financial Information (Unaudited)

The following unaudited pro forma financial information gives effect to the acquisition on December 22, 2003 of the remaining 50% interest in AmerGen by Generation and the sale of Boston Generating by Generation on May 25, 2004, in each case, as if the transaction had occurred on January 1, 2003.

2004		Exelon As Reported	Sale of Boston Generating	Eliminating Entries	Pro Forma Exelon
Total operating revenues		$14,515	$248	$—	$14,267
Operating income (loss)		3,433	(49)	—	3,482
Income before cumulative effect of changes in accounting principles		1,841	21	—	1,820

2003	Exelon As Reported	Acquisition of 50% of AmerGen	Sale of Boston Generating	Eliminating Entries(a)	Pro Forma Exelon
Total operating revenues	$15,812	$623	$618	$(382)	$15,435
Operating income (loss)	2,277	99	(954)	—	3,330
Income (loss) before cumulative effect of changes in accounting principles	793	89	(583)	(47)	1,418

(a)	Represents the elimination of intercompany revenues at AmerGen and equity in earnings from AmerGen in 2003.

The above unaudited pro-forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the transactions had actually occurred in prior periods nor of the results that might be obtained in the future.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Condensed Consolidating Balance Sheet at December 31, 2004

The following condensed consolidating financial information presents the financial position of Exelon and Sithe, as well as eliminating entries, related primarily to acquisition notes payable and receivables between Generation and Sithe.

December 31, 2004	Pro Forma Exelon	Sithe	Eliminating Entries	Exelon As Reported
Assets
Current assets	$3,951	$336	$(361)	$3,926
Property, plant and equipment, net	21,212	270	—	21,482
Other noncurrent assets	16,643	750	(31)	17,362

Total assets	$41,806	$1,356	$(392)	$42,770

Liabilities and shareholders’ equity
Current liabilities	$4,920	$323	$(361)	$4,882
Long-term debt	11,363	785	—	12,148
Other long-term liabilities (a)	16,013	181	36	16,230
Shareholders’ equity (b)	9,510	67	(67)	9,510

Total liabilities and shareholders’ equity	$41,806	$1,356	$(392)	$42,770

(a)	Includes minority interest in consolidated subsidiaries.
(b)	Includes preferred securities of subsidiaries.

5. Regulatory Issues

Energy Delivery

PJM Integration. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM Interconnection, LLC (PJM) and transferred control of ComEd’s Open Access Same Time Information System to PJM. On April 27, 2004, the FERC issued its order approving ComEd’s application to complete its integration into PJM, subject to certain stipulations, including a provision to hold certain utilities in Michigan and Wisconsin harmless from the associated impacts for ComEd to join PJM. ComEd agreed to these stipulations and fully integrated its transmission facilities into PJM on May 1, 2004. In the fourth quarter of 2004, ComEd entered into settlement agreements with all such Michigan and Wisconsin utilities requiring a total payment of approximately $4 million by ComEd. FERC has approved these agreements and payment is expected to be made in the first quarter of 2005.

Through and Out Rates. In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover from various entities revenue representing amounts ComEd and PECO will lose as a result of the elimination of through and out (T&O) charges, for energy flowing across ComEd’s and PECO’s transmission systems, that were terminated pursuant to the FERC orders effective December 1, 2004. The collection of this revenue will be over a transitional period of December 1, 2004 through March 31, 2006. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter after the rehearing order is issued. During 2004 prior to the termination of T&O charges, ComEd and PECO collected net T&O charges of approximately $50 million and $3 million, respectively. As a result of this proceeding, ComEd may see reduced net collections, and PECO may be come a net payer of these charges. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations or cash flows.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Delivery Service Rates. On March 3, 2003, ComEd entered into, and the ICC subsequently entered orders to implement, an agreement (Agreement) with various Illinois retail market participants and other interested parties that settled, among other things, delivery service rates and the market value index proceeding and facilitates competitive service declarations for large-load customers and an extension of ComEd’s PPA with Generation. The effect of the Agreement is to lower competitive transition charge (CTC) collections that ComEd receives from customers who take electricity from an alternative electric supplier or under the purchase power option (PPO) through 2006. The Agreement also allows customers to lock in current CTCs for multiple years. In 2004 and 2003, ComEd collected $169 million and $304 million in CTC revenues, respectively.

In 2003, ComEd recorded a charge to earnings associated with the required funding of specified programs and initiatives associated with the Agreement of $51 million (before income taxes) on a present value basis. This amount was partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd’s delivery services rate proceeding and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The charge of $51 million and the credit of $10 million were recorded in operating and maintenance expense and the reversal of the $12 million reserve was recorded in other, net within Exelon’s Consolidated Statements of Income. The net charge for these items was $29 million (before income taxes). In accordance with the Agreement, ComEd made payments of $10 million and $23 million during 2004 and 2003, respectively.

Customer Choice. All ComEd’s retail customers are eligible to choose an alternative electric supplier and most non-residential customers may also buy electricity from ComEd at market-based prices under the PPO. No alternative electric supplier has approval from the ICC, and no electric utilities have chosen, to serve ComEd’s residential customers. As of December 31, 2004, approximately 22,100 non-residential customers, or 35% of ComEd’s annual retail kilowatthour sales, had elected either the PPO or an alternative electric supplier. Customers who receive energy from an alternative supplier continue to pay a delivery charge.

All PECO customers may choose to purchase energy from an alternative electric supplier. As of December 31, 2004, approximately 101,500 customers, representing approximately 8% of PECO’s annual kilowatthour sales, had elected to purchase their electric energy from an alternative electric supplier. Customers who receive energy from an alternative electric supplier continue to pay delivery charges and CTCs.

Competitive Service Declarations. On November 14, 2002, the ICC allowed ComEd, by operation of law, to revise its provider of last resort obligation to be the back-up energy supplier at market-based rates for certain customers with energy demands of at least three MWs. About 370 of ComEd’s largest energy customers are affected, representing an aggregate supply obligation or load of approximately 2,500 MWs. These customers will not have a right to take bundled service after June 2006 or to return to bundled rates if they choose an alternative supplier prior to June 2006.

On March 28, 2003, the ICC approved changes to ComEd’s real-time pricing tariff for non-residential customers, including those with energy demands of at least three MWs, who choose hourly energy supply for their electric power and energy. The ICC orders were affirmed on appeal.

Exelon cannot predict the long-term impact of customer choice and customer service declarations on its results of operations.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Rate Reductions and Return on Common Equity Threshold. The Illinois restructuring legislation, as amended, required a 15% residential base rate reduction effective August 1, 1998 and an additional 5% residential base rate reduction effective October 1, 2001. In addition, a base rate freeze, reflecting the residential base rate reduction, is in effect through January 1, 2007. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility’s financial viability. Under the Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold include ComEd’s net income calculated in accordance with GAAP and reflect the amortization of regulatory assets. Under Illinois statute, any impairment of goodwill would have no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. As a result of the Illinois legislation, at December 31, 2004, ComEd had a regulatory asset related to recoverable transition costs with an unamortized balance of $87 million that it expects to fully recover and amortize by the end of 2006. Consistent with the provisions of the Illinois legislation, regulatory assets may be recovered in amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold. ComEd has not triggered the earnings sharing provision through 2004.

Rate limitations. Pursuant to a settlement agreement related to the merger of Exelon, Unicom Corporation and PECO on October 20, 2000 (PECO/Unicom Merger) with the PUC, PECO is subject to agreed-upon electric service rate reductions of $200 million, in aggregate, for the period January 1, 2002 through December 31, 2005, including $40 million in each of 2004 and 2005. As required by the 1998 electric restructuring settlement and as modified by the PECO / Unicom Merger-related settlement agreement, PECO is subject to rate caps (subject to limited exceptions for significant increases in Federal or state income taxes or other significant changes in law or regulation that do not allow PECO to earn a fair rate of return) on its transmission and distribution rates through December 31, 2006, and on its energy rates through December 31, 2010.

Nuclear Decommissioning Costs. In connection with the transfer of ComEd’s nuclear generating stations to Generation, the ICC permitted ComEd to recover $73 million per year from retail customers for decommissioning for the years 2001 through 2004 and, depending upon the portion of the output from those stations taken by ComEd, up to $73 million annually in 2005 and 2006. Because ComEd is not expected to take all of the output of these stations, actual collections are expected to be less than $73 million annually in 2005 and 2006. Subsequent to 2006, there will be no further recoveries of decommissioning costs from customers. Any surplus funds after a nuclear station is decommissioned must be refunded to ComEd’s customers. The amounts collected by ComEd from retail customers are remitted to Generation. See Note 14—Nuclear Decommissioning and Spent Fuel Storage.

Effective January 1, 2004, the PUC approved an adjustment to PECO’s nuclear decommissioning cost adjustment clause permitting PECO to recover an additional $3.6 million annually, or $33 million compared to $29 million previously. The amounts recovered by PECO are remitted to Generation upon collection.

Open Access Transmission Tariff. On November 10, 2003, the FERC issued an order allowing ComEd to put into effect, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure investments made since 1998; however, because of the Illinois retail rate freeze and the method for calculating CTCs, the increase is not expected to significantly

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

increase operating revenues until December 31, 2006. During the third quarter of 2004, a settlement agreement was reached which was approved by the FERC during the fourth quarter of 2004, which established new rates that became effective May 1, 2004.

Generation

Service Life Extension. Upon the December 2003 acquisition of the remaining 50% interest in AmerGen, Generation changed its accounting estimates related to the depreciation of certain AmerGen generating facilities to conform with Generation’s depreciation policies. The estimated service lives were extended by 20 years for the three AmerGen stations. These changes were based on engineering and economic feasibility analyses performed by Generation. The service life extensions are subject to approval by the Nuclear Regulatory Commission (NRC) of renewals of the existing NRC operating licenses. Generation has not applied for license renewals at the AmerGen facilities, but has announced its plan to file a renewal request in 2005 for the Oyster Creek Nuclear Generating Station (Oyster Creek), and is planning on filing for license renewals for TMI Unit 1 and the Clinton Nuclear Power Station (Clinton) on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet.

License Renewals. In December 2004, the NRC issued an order that will permit Oyster Creek to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. The application for Oyster Creek’s license renewal is anticipated to be filed by August 2005 in order to comply with this agreement. On October 28, 2004, the NRC approved 20-year renewals of the operating licenses for Generation’s Dresden and Quad Cities generating stations. The licenses for Dresden Unit 2, Dresden Unit 3 and Quad Cities Units 1 and 2 were renewed to 2029, 2031 and 2032, respectively. On May 7, 2003, the operating licenses for Peach Bottom Unit 2 and Peach Bottom Unit 3 were renewed to 2033 and 2034, respectively. Depreciation provisions are based on the estimated useful lives of the stations, which assumes the renewal of these licenses for all nuclear generating stations. As a result, these license renewals had no impact on the Consolidated Statements of Income.

6. Accounts Receivable

Customer accounts receivable at December 31, 2004 and 2003 included unbilled revenues related to unread meters for Energy Delivery and Exelon Energy Company customers of $482 million and $452 million, respectively. Also included in customer accounts receivable was $385 million and $366 million at December 31, 2004 and 2003, respectively, related to Generation’s unbilled revenues for amounts of energy delivered to customers in the month of December. The allowance for uncollectible accounts at December 31, 2004 and 2003 was $93 million and $110 million, respectively.

PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. At December 31, 2004, PECO had sold a $225 million interest in accounts receivable, consisting of a $179 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125,” (SFAS No. 140) and a $46 million interest in special-agreement accounts receivable which was accounted for as a long-term note payable and reflected on the consolidated balance sheet as long-term debt due within one year. At December 31, 2003, PECO had sold a $225 million interest in accounts receivable,

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

consisting of a $176 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140 and a $49 million interest in special-agreement accounts receivable which was accounted for as a long-term note payable (see Note 12—Long-Term Debt). PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires cash, which would otherwise be received by PECO under this program, to be held in escrow until the requirement is met. At December 31, 2004 and 2003, PECO met this requirement and was not required to make any cash deposits.

7. Property, Plant, and Equipment

A summary of property, plant and equipment by asset category as of December 31, 2004 and 2003 is as follows:

Asset Category	2004	2003
Electric—transmission and distribution	$13,479	$12,644
Electric—generation	7,125	7,968
Gas—transmission and distribution	1,436	1,381
Common	501	492
Nuclear fuel	2,926	2,568
Construction work in progress	593	862
Asset retirement cost	1,024	203
Other property, plant and equipment (a)	1,627	1,549

Total property, plant and equipment	28,711	27,667
Less accumulated depreciation (including accumulated amortization of nuclear fuel of $1,976 and $1,596 as of December 31, 2004 and 2003, respectively)	7,229	7,037

Property, plant and equipment, net	$21,482	$20,630

(a)	Includes buildings under capital lease with a net carrying value of $43 million and $46 million at December 31, 2004 and 2003, respectively. The original cost basis of the buildings was $53 million and total accumulated amortization was $10 million and $7 million at December 31, 2004 and 2003, respectively.

Energy Delivery’s depreciation expense, which is included in cost of service for rate purposes, includes the estimated cost of dismantling and removing plant from service upon retirement. Beginning in 2003, in accordance with new interpretations of regulatory accounting practice, collections for future removal costs are recorded as a regulatory liability. For more information, see Note 21—Supplemental Financial Information.

Effective July 1, 2002, ComEd decreased its depreciation rates based on a new depreciation study reflecting its significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annualized reduction in depreciation expense was $96 million.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

8. Jointly Owned Electric Utility Plant

Exelon’s undivided ownership interests in jointly owned electric plant at December 31, 2004 and 2003 were as follows:

	Nuclear generation			Fossil fuel generation			Transmission/ Other
	Quad Cities	Peach Bottom	Salem (a)	Keystone	Conemaugh	Wyman
	PSEG
Operator	Generation	Generation	Nuclear	Reliant	Reliant	FP&L	(b,c)
Ownership interest	75.00%	50.00%	42.59%	20.99%	20.72%	5.89%	(b,c)
Exelon’s share at December 31, 2004:
Plant	$287	$438	$127	$167	$212	$2	$61
Accumulated depreciation	54	231	33	102	133	—	27
Construction work in progress	39	16	81	5	1	—	—
Exelon’s share at December 31, 2003:
Plant	$191	$453	$106	$168	$210	$2	$61
Accumulated depreciation	18	239	24	106	138	—	26
Construction work in progress	40	1	48	2	1	—	—

(a)	Generation also owns a proportionate share in the fossil fuel combustion turbine, which is fully depreciated. The gross book value was $3 million at December 31, 2004 and 2003.
(b)	PECO has a 22.00% ownership of 127 miles of 500,000 voltage lines located in Pennsylvania and a 42.55% ownership of 151 miles of 500,000 voltage lines located in Delaware and New Jersey.
(c)	Generation has a 44.24% ownership interest in Merrill Creek Reservoir located in New Jersey with a book value of $1 million at December 31, 2004 and 2003.

Exelon’s undivided ownership interests are financed with Exelon funds and all operations are accounted for as if such participating interests were wholly owned facilities. Exelon’s share of direct expenses of the jointly owned plants is included in the corresponding operating expenses on the Consolidated Statements of Income.

9. Intangible Assets

Goodwill

Adoption of SFAS No. 142. Effective January 1, 2002, Exelon adopted SFAS No. 142. Pursuant to SFAS No. 142, goodwill is no longer amortized; however, in addition to an initial assessment, goodwill is subject to an assessment for impairment at least annually, or more frequently, if events or circumstances indicate that goodwill might be impaired. The impairment assessment is performed using a two-step, fair-value based test. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

As of December 31, 2001, Exelon’s Consolidated Balance Sheets reflected approximately $5.3 billion in goodwill net of accumulated amortization, including $4.9 billion of goodwill, net of accumulated

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

amortization, related to the PECO / Unicom Merger recorded on ComEd’s Consolidated Balance Sheets, with the remainder related to Enterprises. The first step of the transitional impairment analysis indicated that Energy Delivery’s goodwill was not impaired but that an impairment did exist with respect to goodwill recorded in Enterprises’ reporting units. The second step of the analysis, which compared the fair value of each of Enterprises’ reporting units’ goodwill to the carrying value at December 31, 2001, indicated a total goodwill impairment of $357 million ($243 million, net of income taxes and minority interest). The fair value of Enterprises’ reporting units was determined using discounted cash flow models reflecting the expected range of future cash flow outcomes related to each of Enterprises’ reporting units over the life of the investment. These cash flows were discounted to 2002 using a risk-adjusted discount rate.

The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle were as follows:

Enterprises goodwill impairment (net of income taxes of ($95))	$(243)
Exelon Energy’s goodwill impairment (net of income taxes of ($8))	(11)
Minority interest (net of income taxes of $4)	11
Elimination of AmerGen negative goodwill (net of income taxes of $9)	13

Total cumulative effect of a change in accounting principle	$(230)

Accounting Methodology Under SFAS No. 142. The changes in the carrying amount of goodwill by reportable segment (see Note 22—Segment Information) for the years ended December 31, 2003 and 2004 were as follows:

	Energy Delivery	Enterprises	Total
Balances as of January 1, 2003	$4,916	$76	$4,992
Impairment losses	—	(72)	(72)
Adoption of SFAS No. 143: (a)
Reduction of asset retirement obligation	(210)	—	(210)
Cumulative effect of change in accounting principle	5	—	5
Resolution of certain tax matters	8	—	8
Other	—	(4)	(4)

Balances as of January 1, 2004	4,719	—	4,719
Resolution of certain tax matters	(9)	—	(9)
PECO / Unicom Merger severance adjustments	(5)	—	(5)

Balances as of December 31, 2004	$4,705	$—	$4,705

(a)	See Note 14—Nuclear Decommissioning and Spent Fuel Storage.

2004 Annual Goodwill Impairment Assessment. The annual goodwill impairment assessment was performed as of November 1, 2004. The first step of the annual impairment analysis, comparing the fair value of a reporting unit to its carrying value, including goodwill, indicated no impairment of goodwill. In its assessment to estimate the fair value of the Energy Delivery reporting unit, Exelon used a probability-weighted, discounted cash flow model with multiple scenarios. The determination of the fair value is dependent on many sensitive, interrelated and uncertain variables including changing interest rates, utility sector market performance, capital structure, market prices for power, post-2006 rate regulatory structures, operating and capital expenditure requirements and other factors.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Changes from the assumptions used in the impairment review could possibly result in a future impairment loss of Energy Delivery’s goodwill, which could be material. Illinois legislation provides that reductions to ComEd’s common equity resulting from goodwill impairments will have no impact on the determination of the rate cap on ComEd’s allowed equity return during the electricity industry restructuring transition period through 2006. See Note—5 Regulatory Issues for further discussion of ComEd’s earnings provisions.

2003 Goodwill Impairment Assessments. The 2003 annual goodwill impairment assessment was performed as of November 1, 2003, and Exelon determined that goodwill was not impaired at Energy Delivery but that the remaining goodwill at Exelon Services was fully impaired. Exelon recorded a pre-tax charge of $24 million within operating and maintenance expenses during 2003 to fully impair the goodwill that had been recorded within the Exelon Services reporting unit of the Enterprises segment.

In connection with the sale of InfraSource in 2003, Exelon recorded a goodwill impairment charge of approximately $48 million pre-tax to fully impair the goodwill recorded within the InfraSource reporting unit of the Enterprises segment. Management of Exelon primarily considered the negotiated sales price of InfraSource in determining the amount of the goodwill impairment charge.

Other Intangible Assets

Other Intangible Assets. Exelon’s other intangible assets, included in deferred debits and other assets consisted of the following:

	December 31, 2004			December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Energy purchase agreement (a)	$384	$(27)	$357	$—	$—	$—
Tolling agreement (a)	73	(5)	68	—	—	—
Synthetic fuel investments (b)	264	(56)	208	241	(4)	237
Other	6	(6)	—	6	—	6

Total amortized intangible assets	727	(94)	633	247	(4)	243

Other intangible assets:
Intangible pension asset	171	—	171	186	—	186

Total	$898	$(94)	$804	$433	$(4)	$429

(a)	See Note 3 – Sithe and Note 25 – Subsequent Events for a description of Sithe’s intangible assets that are reflected in Exelon’s balance sheet at December 31, 2004 and a description of the sale of Sithe that was completed on January 31, 2005.
(b)	See Note 2 – Acquisitions and Dispositions for a description of Exelon’s right to acquire tax credits through investments in synthetic fuel-producing facilities.

Amortization expense related to amortized intangible assets was $90 million in 2004, of which $38 million was reflected as a reduction in revenues. Of the $38 million, $32 million was attributable to the energy purchase agreement and the tolling agreement, both of which relate to Generation’s consolidation of Sithe. Amortization expense was not significant in 2003.

In 2004, Generation entered into an agreement to sell its ownership interest in Sithe, which was completed on January 31, 2005 and will result in the elimination of the intangible assets related to

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Sithe’s energy purchase agreement and tolling agreement from the Consolidated Balance Sheets in future periods. See Note 25—Subsequent Events for further information regarding this sale. Amortization expense related to intangible assets is expected to be in the range of $100 million to $120 million annually from 2005 through 2007 and approximately $50 million in 2008 and 2009. This estimate includes amortization related to Sithe’s intangible assets of $43 million annually through 2009, which will not be incurred as a result of the sale of Sithe. The remaining amortization expense relates to Exelon’s investments in synthetic fuel-producing facilities.

10. Severance Accounting

Exelon provides severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with Exelon and compensation level.

During the years ended December 31, 2004 and 2003, Exelon identified approximately 260 and 1,580 positions, respectively, for elimination. As of December 31, 2004, approximately 380 of the identified positions had not been eliminated. Exelon recorded charges for salary continuance severance of $32 million and $135 million (before income taxes) during 2004 and 2003, respectively, which represented salary continuance costs that were probable and could be reasonably estimated as of the end of the year. During 2004 and 2003, Exelon recorded charges of $16 million and $48 million (before income taxes), respectively, associated with special health and welfare severance benefits. Additionally, Exelon incurred curtailment and settlement costs in 2004 and 2003 associated with its pension and postretirement benefit plans of $24 million and $80 million (before income taxes), respectively, as a result of personnel reductions. In total, Exelon recorded charges of $56 million and $258 million (before income taxes) in 2004 and 2003, respectively. See Note 15—Retirement Benefits for a description of the curtailment charges related to the pension and postretirement benefit plans.

Exelon based its estimate of the number of positions to be eliminated on management’s current plans and its ability to determine the appropriate staffing levels to effectively operate the businesses. Exelon may incur further severance costs if additional positions are identified for elimination. These costs will be recorded in the period in which the costs can be reasonably estimated.

The following table details, by segment, Exelon’s total salary continuance severance costs, recorded as an operating and maintenance expense, for the years ended December 31, 2004, 2003 and 2002:

Salary continuance severance charges	Energy Delivery	Generation	Enterprises	Corporate and Intersegment Eliminations	Consolidated
Expenses recorded—2004 (a)	$13	$2	$2	$15	$32
Expenses recorded—2003 (a)	77	38	9	11	135
Expenses recorded—2002 (b)	—	2	(1)	7	8

(a)	Severance expense in 2004 and 2003 reflects severance costs associated with The Exelon Way, revised estimates to reflect specific individuals instead of positions previously identified under The Exelon Way and other severance costs incurred in the normal course of business.
(b)	Severance expense in 2002 generally represents severance activity associated with the PECO / Unicom Merger and in the normal course of business.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides a roll forward of Exelon’s salary continuance severance obligation from January 1, 2003 through December 31, 2004.

Salary continuance severance obligation
Balance as of January 1, 2003	$39
Severance charges recorded	135
Cash payments	(39)
Other adjustments	4

Balance as of January 1, 2004	139
Severance charges recorded	32
Cash payments	(87)
Other adjustments	(15)

Balance as of December 31, 2004	$69

11. Short-Term Debt

	2004	2003	2002
Average borrowings	$149	$144	$337
Maximum borrowings outstanding	622	1,288	783
Average interest rates, computed on a daily basis	1.37%	1.25%	1.9%
Average interest rates, at December 31	2.43%	1.08%	1.88%

At December 31, 2003, Exelon, along with ComEd, PECO and Generation, participated with a group of banks in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion unsecured revolving facility maturing on July 16, 2009, and the $750 million three-year facility was reduced to $500 million maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.

At December 31, 2004, Exelon, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Bank Sublimit (a)	Available Capacity (b)	Outstanding Commercial Paper
Exelon	$700	$685	$490
ComEd	100	74	—
PECO	100	100	—
Generation	600	444	—

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.
(b)	Available capacity represents the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit facilities.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

total outstanding amounts under the agreement at the time of borrowing. The maximum LIBOR adder is 170 basis points.

The credit agreements require Exelon, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, revenues from Sithe and interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the twelve-month period ended December 31, 2004:

	Exelon	ComEd	PECO	Generation
Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1

At December 31, 2004, Exelon, ComEd, PECO and Generation were in compliance with the foregoing thresholds.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

12. Long-Term Debt

	Rates	Maturity Date	December 31,
			2004	2003
Long-term debt
First Mortgage Bonds (a) (b):
Fixed rates	3.50%-9.875%	2005-2033	$3,510	$4,312
Floating rates	1.70%-1.95%	2012-2020	406	406
Notes payable and other (c)	5.35%-9.20%	2005-2020	2,411	2,943
Boston Generating Credit Facility (d)	—	—	—	1,037
Pollution control notes:
Fixed rates	—	—	—	157
Floating rates	1.71%-2.04%	2016-2034	520	363
Notes payable—accounts receivable agreement	2.50%	2005	46	49
Sinking fund debentures	3.875%-4.75%	2005-2011	12	17
Sithe long-term debt (e)
Non-recourse project debt
Independence	8.50%-9.00%	2007-2013	499	—
Batavia	18.00%	2007	1	—
Subordinated debt	7.00%	2034	419	—

Total long-term debt (f)			7,824	9,284
Unamortized debt discount and premium, net			(114)	(43)
Fair-value hedge carrying value adjustment, net			9	33
Long-term debt due within one year			(427)	(1,385)

Long-term debt			$7,292	$7,889

Long-term debt due to ComEd Transitional Funding Trust and PECO Energy Transition Trust (g, h)
Payable to ComEd Transitional Funding Trust	5.44%-5.74%	2005-2008	$1,341	$1,676
Payable to PETT	2.98%-7.65%	2005-2010	3,456	3,849

Long-term debt due to ComEd Transitional Funding Trust and PECO Energy Transition Trust			4,797	5,525
Long-term debt due to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year			(486)	(470)

Total long-term debt due to ComEd Transitional Funding Trust and PECO Energy Transition Trust			$4,311	$5,055

Long-term debt to other financing trusts (g, h)
Subordinated debentures to ComEd Financing II	8.50%	2027	155	155
Subordinated debentures to ComEd Financing III	6.35%	2033	206	206
Subordinated debentures to PECO Trust III	7.38%	2028	81	81
Subordinated debentures to PECO Trust IV	5.75%	2033	103	103

Total long-term debt to other financing trusts			$545	$545

(a)	Utility plant of ComEd and PECO is subject to the liens of their respective mortgage indentures.
(b)	Includes first mortgage bonds issued under the ComEd and PECO mortgage indentures securing pollution control bonds and notes.
(c)	Includes capital lease obligations of $50 million at December 31, 2004 and December 31, 2003. Lease payments of $3 million, $3 million, $2 million, $2 million and $40 million will be made in 2005, 2006, 2007, 2008, and thereafter, respectively.
(d)

Approximately $1.0 billion of debt was outstanding under the non-recourse Boston Generating Credit Facility at December 31, 2003, all of which was reflected in the Consolidated Balance Sheet of Exelon as a current liability due to certain events of default under the Boston Generating Credit Facility. The outstanding debt under the Boston Generating Credit Facility was

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

eliminated from the financial statements of Exelon upon the sale of Generation’s ownership interest in Boston Generating in May 2004. See Note 2 – Acquisitions and Dispositions for additional information regarding the sale.

(e)	In addition to the stated interest rate, an additional 1.97% and 0.99% of interest on the carrying amount of the secured bonds payable is being credited due to debt premiums and 1.63% of interest on the carrying amount of the subordinated debt is being incurred due to the debt discount recorded at the time of the purchase. There is $100 million of unamortized debt discount associated with Sithe long-term debt. These amounts represent obligations of Sithe and will be removed from Exelon’s Consolidated Balance Sheet following Generation’s sale of Sithe, which was completed on January 31, 2005. See Note 25—Subsequent Events for additional information.
(f)	Long-term debt maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$427
2006	446
2007	271
2008	942
2009	85
Thereafter	5,653

Total	$7,824

Included in the table above are maturities of Sithe’s debt of $34, $38, $40, $44, $57 and $706 in 2005, 2006, 2007, 2008, 2009 and thereafter, respectively. In connection with Generation’s sale of Sithe on January 31, 2005, Generation is no longer obligated to fulfill these debt maturities, and the related obligations will be removed from the Consolidated Balance Sheets. See Note 25 – Subsequent Events for a further discussion of Generation’s the sale of Sithe.
(g)	Effective July 1, 2003, PECO Trust IV, a financing subsidiary created in May 2003, was deconsolidated from the financial statements in conjunction with the adoption of FIN 46. Effective December 31, 2003, ComEd Financing II, ComEd Financing III, ComEd Transitional Funding Trust, PECO Trust III, and PETT were deconsolidated from the financial statements in conjunction with the adoption of FIN 46-R. Amounts owed to these financing trusts are recorded as debt to financing trusts within the Consolidated Balance Sheets.
(h)	Long-term debt to financing trusts maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$486
2006	860
2007	980
2008	965
2009	700
Thereafter	1,351

Total	$5,342

Issuances of Long-Term Debt. The following long-term debt was issued during 2004:

Company	Type	Interest Rate	Maturity	Amount
PECO	First Mortgage Bonds	5.90%	May 1, 2034	$75
Generation	Pollution Control Revenue Bonds (a)	Variable	April 1, 2021	51
Generation	Pollution Control Revenue Bonds (a)	Variable	October 1, 2030	92
Generation	Pollution Control Revenue Bonds (a)	Variable	October 1, 2034	14
Exelon	Note (b)	6.00%	January 15, 2008	22

Total issuances				$254

(a)	The proceeds from the issuances were used to redeem pollution control revenue bonds of PECO.
(b)	Represents a non-cash issuance for investments in synthetic fuel-producing facilities. See Note 2 – Acquisitions and Dispositions for additional information regarding these investments.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Debt Retirements and Redemptions. The following debt was retired, through tender, open market purchases, optional redemption or payment at maturity, during 2004:

Company	Type	Interest Rate	Maturity	Amount
ComEd	Medium Term Notes	9.200%	October 15, 2004	$56
ComEd	Notes	6.400%	October 15, 2005	128
ComEd	Notes	6.950%	July 15, 2018	85
ComEd	Notes	7.375%	January 15, 2004	150
ComEd	Notes	7.625%	January 15, 2007	5
ComEd	Pollution Control Revenue Bonds	5.300%	January 15, 2004	26
ComEd	Pollution Control Revenue Bonds	5.700%	January 15, 2009	4
ComEd	Pollution Control Revenue Bonds	5.850%	January 15, 2014	3
ComEd	Sinking Fund Debentures	3.125%	October 1, 2004	2
ComEd	Sinking Fund Debentures	3.875%	January 1, 2008	1
ComEd	Sinking Fund Debentures	4.625%	January 1, 2009	1
ComEd	Sinking Fund Debentures	4.750%	December 1, 2011	1
ComEd	First Mortgage Bonds	3.700%	February 1, 2008	55
ComEd	First Mortgage Bonds	4.700%	April 15, 2015	135
ComEd	First Mortgage Bonds	4.740%	August 15, 2010	38
ComEd	First Mortgage Bonds	5.875%	February 1, 2033	96
ComEd	First Mortgage Bonds	6.150%	March 15, 2012	150
ComEd	First Mortgage Bonds	7.000%	July 1, 2005	62
ComEd	First Mortgage Bonds	7.500%	July 1, 2013	20
ComEd	First Mortgage Bonds	7.625%	April 15, 2013	94
ComEd	First Mortgage Bonds	8.000%	May 15, 2008	20
ComEd	First Mortgage Bonds	8.250%	October 1, 2006	5
ComEd	First Mortgage Bonds	8.375%	October 15, 2006	94
PECO	Pollution Control Revenue Bonds (a)	5.200%	April 1, 2021	51
PECO	Pollution Control Revenue Bonds (a)	5.200%	October 1, 2030	92
PECO	Pollution Control Revenue Bonds (a)	5.300%	October 1, 2034	14
PECO	First Mortgage Bonds	6.375%	August 15, 2005	75
Enterprises	Note	7.680%	June 30, 2023	11
Enterprises	Note	9.090%	January, 31, 2020	26
Generation	Note—AmerGen	6.330%	August 8, 2009	10
Generation	Note—AmerGen	6.200%	December 20, 2004	16
Generation	Note—Sithe	8.500%	June 30, 2007	32
Exelon	Notes	7.980% to 8.875%	2009 and 2010	63
Other				8

Total retirements				$1,629

(a)	The bonds were redeemed with the proceeds from the issuance of pollution control revenue bonds by Generation.

During 2004, ComEd made payments of $335 million related to its obligation to the ComEd Transitional Funding Trust, and PECO made payments of $393 million related to its obligation to PETT.

During 2004, ComEd retired $1.2 billion of long-term debt, including $1.0 billion prior to its maturity and $206 million at maturity, pursuant to Exelon’s accelerated liability management plan. ComEd

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

funded the retirements through cash from operations, a return of contributions to the intercompany money pool and collections on an intercompany note receivable from UII, LLC (formerly Unicom Investments, Inc.) Exelon recorded charges of $130 million (before income taxes) in 2004 associated with the retirement of debt under the plan. The charges were included within other, net within Exelon’s Consolidated Statements of Income. The components of the charges included the following: $86 million for prepayment premiums; $12 million for net unamortized premiums, discounts and debt issuance costs; $24 million of losses on reacquired debt previously deferred as regulatory assets; and $12 million for settled cash-flow interest-rate swaps previously deferred as regulatory assets partially offset by $4 million of unamortized gain on settled fair value interest-rate swaps.

See Note 2—Acquisitions and Dispositions for information regarding debt classified as held for sale as of December 31, 2003.

See Note 16—Fair Value of Financial Assets and Liabilities for additional information regarding interest-rate swaps of ComEd, PECO and Generation.

See Note 17—Preferred Securities for additional information regarding preferred stock.

13. Income Taxes

Income tax expense (benefit) is comprised of the following components:

	For the Years Ended December 31,
	2004	2003	2002
Included in operations:
Federal
Current	$401	$275	$624
Deferred	243	63	250
Investment tax credit amortization	(13)	(13)	(15)
State
Current	89	92	96
Deferred	(28)	(86)	43

Total income tax expense	$692	$331	$998

Included in cumulative effect of changes in accounting principles:
Deferred
Federal	$12	$58	$(87)
State	5	11	(3)

Total income tax expense (benefit)	$17	$69	$(90)

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The effective income tax rate varies from the U.S. Federal statutory rate principally due to the following:

	For the Years Ended December 31,
	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	1.6	0.4	3.2
Synthetic fuel-producing facilities credit (a)	(8.6)	(2.0)	—
Low income housing credit	(0.4)	(1.2)	(0.5)
Amortization of investment tax credit	(0.4)	(0.9)	(0.4)
Tax exempt income	(0.4)	(0.7)	(0.2)
Qualified nuclear decommissioning trust fund income	(0.3)	0.8	—
Nontaxable employee benefits	(0.3)	—	—
Other	1.3	(2.1)	0.3

Effective income tax rate	27.5%	29.3%	37.4%

(a)	Change between 2003 and 2004 reflects investments in synthetic fuel-producing facilities made in the fourth quarter of 2003 and the third quarter of 2004. See Note 2—Acquisitions and Dispositions for additional information regarding investments in synthetic fuel-producing facilities.

The tax effects of temporary differences giving rise to significant portions of Exelon’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax liabilities:
Plant basis difference	$4,177	$3,932
Stranded cost recovery	1,632	1,784
Deferred debt refinancing costs	56	69

Total deferred tax liabilities	5,865	5,785

Deferred tax assets:
Deferred pension and postretirement obligations	(985)	(901)
Excess of tax value over book value of impaired assets (a)	(44)	(200)
Decommissioning and decontamination obligations	(145)	(97)
Unrealized loss on derivative financial instruments	(57)	(70)
Goodwill	(6)	(29)
Other, net	(208)	(290)

Total deferred tax assets	(1,445)	(1,587)

Deferred income tax liabilities (net) on the Consolidated Balance Sheets	$4,420	$4,198

(a)	Includes impairments related to Exelon’s investments in Sithe and Boston Generating and write-downs of certain Enterprises investments.

In accordance with regulatory treatment of certain temporary differences, Exelon has recorded a net regulatory asset associated with deferred income taxes, pursuant to SFAS No. 71 and SFAS No. 109, of $751 million and $701 million at December 31, 2004 and 2003, respectively. See Note 21—

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Supplemental Financial Information for further discussion of Exelon’s regulatory asset associated with deferred income taxes.

ComEd and PECO have certain tax returns that are under review at the audit or appeals level of the IRS, and certain state authorities. Except for the tax positions discussed below, these reviews by governmental taxing authorities are not expected to have an adverse impact on the financial condition or result of operations of Exelon.

Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of December 31, 2004, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. The 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. Exelon’s ability to continue to defer a portion of this liability depends on whether its treatment of a portion of the sales proceeds as having been received in connection with an involuntary conversion is proper pursuant to IRS regulations and interpretations. Exelon’s ability to continue to defer the remainder of this liability may depend in part on whether its tax characterization of a lease transaction it entered into in connection with the sale is proper pursuant to IRS regulations and interpretations. The IRS is likely to argue that the lease transaction is of a type it has recently announced its intention to challenge, and Exelon understands that somewhat similar transactions entered into by other companies have been the subject of review and challenge by the IRS. Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. Any required payments could be significant to the cash flows of Exelon. Exelon’s management believes Exelon’s reserve for interest, which has been established in the event that such positions are not sustained, has been appropriately recorded in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5); however, the ultimate outcome of such matters could result in unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under Internal Revenue Service (IRS) audit. Final resolution of this matter is not anticipated for several years.

It is presently unclear the extent to which any IRS challenge to such deferral would be successful. If the deferral was successfully challenged by the IRS, it could have a material adverse impact on Exelon’s operating results.

As of December 31, 2004 and 2003, Exelon had recorded valuation allowances of $9 million and $22 million, respectively, with respect to deferred taxes associated with separate company state taxes. As of December 31, 2004, Exelon had net capital loss carryforwards for income tax purposes of approximately $183 million, which expire beginning in 2008.

14. Nuclear Decommissioning and Spent Fuel Storage

Nuclear Decommissioning

Overview

Exelon has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation (ARO), which is

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

classified as a noncurrent liability. Based on the actual or anticipated extended license lives of the nuclear plants, decommissioning expenditures for Exelon’s nuclear power plants currently operating are expected to occur primarily during the period 2029 through 2056. Exelon owns three nuclear units that are retired and currently incur certain costs associated with decommissioning. The cost of nuclear decommissioning will be funded by investments held in trust funds that have been established for each nuclear station. Exelon had nuclear decommissioning trust funds totalling $5,262 million and $4,721 million as of December 31, 2004 and 2003, respectively. See Note 16—Fair Value of Financial Assets and Liabilities for more information regarding Exelon’s nuclear decommissioning trust funds.

Cost Recovery and Decommissioning Responsibilities

Former ComEd plants. Exelon currently recovers in revenues funds for decommissioning the former ComEd nuclear plants through regulated rates collected by ComEd. The amounts recovered from customers are remitted to Generation and deposited into the trust accounts to fund the future decommissioning costs. Under a December 2000 Illinois Commerce Commission Order issued to ComEd, amended February 2001 (ICC Order), ComEd is permitted to collect up to $73 million annually through 2006 from ratepayers to decommission the former ComEd nuclear plants. The amount of decommissioning revenue collections for 2005 and 2006 are anticipated to be less than than $73 million. Under the current ICC Order, ComEd will not collect amounts for decommissioning subsequent to 2006.

Based on the provisions of the ICC Order and NRC regulations, Exelon is financially responsible for the decommissioning obligations related to these plants. If trust assets plus future collections permitted by the ICC Order are exceeded by the ultimate ARO, Exelon is responsible for any shortfall in funding; however, if amounts remain in the trust funds for these units following the completion of the decommissioning activities, those amounts will be returned to the ComEd ratepayers. At the end of each financial reporting period, Exelon assesses the amounts currently recorded in trust assets plus future collections less amounts recorded in the ARO. At December 31, 2004 and 2003, Exelon recorded a regulatory liability for the amount of decommissioning-related assets in excess of the ARO.

Former PECO plants. Exelon currently recovers costs for decommissioning the former PECO nuclear plants through regulated rates collected by PECO. The amounts recovered from customers are remitted to Generation and deposited into the trust accounts to fund the future decommissioning costs. Under orders from the Pennsylvania Public Utility Commission (PUC), PECO is permitted to collect from ratepayers up to $33 million annually for the full funding of the expected costs to decommission the former PECO nuclear plants. Based on the provisions of the PUC order, the PECO ratepayers are financially responsible for the majority of any shortfalls in the costs to decommission these nuclear units; however, the PECO ratepayers will receive any excess amounts from the trust funds at the completion of decommissioning. Exelon is responsible for 1) the first $50 million of the decommissioning costs above a certain threshold established under the PUC order and 2) five percent of the decommissioning costs above that first $50 million of costs that exceed the established threshold. Exelon expects total decommissioning costs to exceed this threshold and expects to be held responsible for the entire $50 million over the remaining life of the assets. At the end of each financial reporting period, Exelon assesses the amounts currently recorded in trust assets plus future collections less amounts recorded in the ARO. At December 31, 2004 and 2003, Exelon recorded a regulatory liability for the amount of decommissioning-related assets in excess of the ARO.

AmerGen plants. Exelon does not recover costs for decommissioning the AmerGen nuclear plants from customers. As such, Exelon is financially responsible for the decommissioning of these plants and

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

bears all risks and benefits related to the funding levels associated with these plants’ decommissioning trust funds.

Adoption of SFAS No. 143

Exelon adopted SFAS No. 143 on January 1, 2003, which promulgates the accounting for AROs. In accordance with SFAS No. 143, a probability-weighted, discounted cash flow model with multiple scenarios was used to determine the fair value of the decommissioning obligation. SFAS No. 143 states that the estimated fair value of the decommissioning obligation represents the amount a third party would receive for assuming an entity’s entire obligation. The present value of future estimated cash flows required to decommission the nuclear stations was calculated using credit-adjusted, risk-free rates applicable to the various businesses in order to determine the fair value of the decommissioning obligation at the time of adoption of SFAS No. 143.

Former ComEd plants. The transition provisions of SFAS No. 143 required Exelon to apply the fair value remeasurement back to the historical periods in which AROs were originally incurred, resulting in a remeasurement of these obligations at the date the assets were acquired by Exelon. Since the nuclear plants previously owned by ComEd were acquired by Exelon on October 20, 2000 (and subsequently transferred to Generation as a result of the Exelon corporate restructuring on January 1, 2001), Exelon’s historical accounting for its ARO associated with those plants was revised as if SFAS No. 143 had been in effect at the merger date. The calculation of the SFAS No. 143 ARO yielded decommissioning obligations lower than the value of the corresponding trust assets at January 1, 2003. Since the trust fund assets exceeded the fair value of the ARO, a regulatory liability of $948 million was recorded at January 1, 2003. As a result of increases in the trust funds due to market conditions, the regulatory liability has increased to $1,433 million at December 31, 2004.

In accordance with the provisions of SFAS No. 143 and regulatory accounting guidance, Exelon recorded a SFAS No. 143 transition adjustment to accumulated other comprehensive income to reclassify $168 million, net of tax, of accumulated net unrealized losses in the nuclear decommissioning trust funds to the regulatory liability associated with the former ComEd plants.

Former PECO plants. In the case of the former PECO plants, the SFAS No. 143 ARO calculation yielded decommissioning obligations greater than the corresponding trust assets at January 1, 2003. As such, a regulatory asset of $20 million was recorded. As a result of increases in the trust funds due to market conditions and contributions collected from PECO customers, the trust fund assets exceeded the ARO at December 31, 2004 and Exelon has a regulatory liability to the PECO ratepayers of $46 million. At December 31, 2003, Exelon had a regulatory liability to the PECO ratepayers of $12 million related to nuclear decommissioning.

Upon adoption, and in accordance with the provisions of SFAS No. 143, Exelon capitalized an asset retirement cost (ARC) asset within property, plant and equipment of $172 million related to the establishment of the ARO for the former PECO plants. The ARC is being amortized over the remaining useful lives of the former PECO plants.

Exelon believes that all of the decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission the former ComEd and PECO nuclear plants. As such, Exelon expects the regulatory liabilities to be reduced to zero at the conclusion of the decommissioning activities.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

AmerGen plants. At the time of the adoption of SFAS No. 143 on January 1, 2003, Exelon had a 50% ownership of AmerGen. Exelon recorded income of $29 million (after income taxes) as the cumulative effect of changes in accounting principles.

Impact of Current Regulatory Orders on the Application of SFAS No. 143

Increases in the ARO due to the passage of time are recorded in operating and maintenance expense as accretion expense. Increases in the ARO resulting from revisions to the estimated future cash flows are generally recorded with a corresponding adjustment to the basis of plant value, by recording an ARC asset. The ARC is depreciated on a straight-line basis over the remaining life of the unit to which it relates. Changes in the nuclear decommissioning trust funds are discussed in Note 16 -Fair Value of Financial Assets and Liabilities.

Former ComEd plants. As of December 31, 2004, the trust assets associated with the former ComEd plants exceeded the ARO for those plants. Until such time, if ever, that the ARO exceeds the decommissioning-related assets, Exelon’s net income should not reflect the impacts of any income or expenses associated with decommissioning the former ComEd nuclear units. As such, decommissioning revenues collected, nuclear decommissioning trust fund investment income, accretion expense and depreciation of the ARC are not reflected in net income as they are offset by the adjustment to the regulatory liability to ComEd’s ratepayers to the extent the decommissioning-related assets exceed the ARO.

Former PECO plants. As of December 31, 2004, the trust assets associated with the former PECO plants exceeded the ARO for those plants. The regulatory order associated with the former PECO units ensures that Exelon will not be financially responsible for the decommissioning of these units, with the exception of certain amounts described above. As such, Exelon’s net income should not reflect the impacts of any income or expenses associated with decommissioning the former PECO nuclear units, except for the accretion expense associated with its decommissioning cost responsibility above the decommissioning cost thresholds established by the PUC, as previously discussed. The net effect of decommissioning revenues collected, nuclear decommissioning trust fund investment income, accretion expense and depreciation of the ARC is adjusted so that the amounts net to an insignificant amount in Exelon’s Consolidated Statements of Income. This adjustment is reflected as a change in the regulatory liability to PECO’s ratepayers.

AmerGen plants. Beginning in 2004, decommissioning activity related to the AmerGen units is reflected in Exelon’s Consolidated Statements of Income. The AmerGen units are not subject to any cost recovery regulation and, as such, Exelon will be required to fund any shortfall of trust assets below the decommissioning obligations. Similarly, Exelon will not be required to refund any excess trust funds to customers if the obligation is less than the available trust funds. As such, the impacts of nuclear decommissioning trust fund investment income, accretion expense and depreciation of the ARC are all included in Exelon’s Consolidated Statements of Income. Prior to December 2003 and Exelon’s acquisition of British Energy’s 50% interest in AmerGen, the impact to Exelon for accounting for the decommissioning of the AmerGen plants was recorded within Exelon’s equity in earnings of AmerGen. In addition, Exelon’s proportionate share of unrealized gains and losses on AmerGen’s decommissioning trust funds were reflected in Exelon’s other comprehensive income.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

2004 Update of ARO

Generation updates its ARO on a periodic basis. During 2004, Generation recorded a $780 million net increase to the ARO resulting from revisions to estimated future nuclear decommissioning cash flows. This update also resulted in an adjustment to the basis of property, plant and equipment of $780 million by recording a corresponding net increase to the ARC. This increase to the ARO was primarily a result of updated decommissioning cost studies and changes in cost escalation factors used to estimate future undiscounted costs, both of which are provided by independent third-party appraisers. Cost estimates are updated every three to five years in accordance with NRC regulations and industry practice. The net increase in the ARO for the former ComEd units, the former PECO units and the AmerGen units resulting from revisions to estimated cash flows during 2004 was $563 million, $142 million and $75 million, respectively. As of December 31, 2004, the ARO balances for the former ComEd, the former PECO and the AmerGen units totaled approximately $2.3 billion, $1.0 billion and $0.6 billion, respectively.

The following table provides a roll forward reconciliation of the ARO reflected on Exelon’s Consolidated Balance Sheets from January 1, 2003 to December 31, 2004:

Asset retirement obligation at January 1, 2003	$2,366
Consolidation of AmerGen	487
Accretion expense	161
Payments to decommission retired plants	(14)
Reclassification of Thermal ARO as held for sale (a)	(3)

Asset retirement obligation at December 31, 2003	2,997
Net increase resulting from updates to future estimated cash flows	780
Accretion expense	210
Additional liabilities incurred (b)	6
Payments to decommission retired plants	(12)

Asset retirement obligation at December 31, 2004	$3,981

(a)	The ARO of Thermal was subsequently relieved upon its sale in the second quarter of 2004.
(b)	Additional liabilities incurred are primarily due to the consolidation of Sithe.

Accounting Prior to the Adoption of SFAS No. 143

Prior to January 1, 2003, Exelon accounted for the current period’s cost of decommissioning related to generating plants previously owned by PECO in accordance with common regulatory accounting practices by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation concurrently with recognizing decommissioning collections. Financial activity of the decommissioning trust (e.g., investment income and realized and unrealized gains and losses on trust investments) was reflected in nuclear decommissioning trust funds in Exelon’s Consolidated Balance Sheets with a corresponding offset recorded to accumulated depreciation.

Regulatory accounting practices for the nuclear generating stations previously owned by ComEd were discontinued as a result of an ICC Order capping ComEd’s ultimate recovery of decommissioning costs. The difference between the decommissioning cost estimate and the decommissioning liability recorded in accumulated depreciation for the former ComEd operating stations was previously amortized to depreciation expense on a straight-line basis over the remaining lives of the stations. The

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

decommissioning cost estimate (adjusted annually to reflect inflation) for the former ComEd retired units recorded in deferred credits and other liability was previously accreted to depreciation expense. Financial activity of the decommissioning trust funds related to Generation’s nuclear generating stations no longer accounted for under common regulatory practices was reflected in nuclear decommissioning trust funds in Exelon’s Consolidated Balance Sheets with a corresponding gain or expense recorded in Exelon’s Consolidated Income Statements or in other comprehensive income.

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy (DOE) is responsible for the development of a repository for the disposal of spent nuclear fuel (SNF) and high- level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($.001) per kilowatt- hour of net nuclear generation for the cost of nuclear fuel long-term disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. The DOE’s current estimate for opening a SNF facility is 2012. This extended delay in SNF acceptance by the DOE has led to Generation’s adoption of dry cask storage at its Dresden, Quad Cities, Oyster Creek and Peach Bottom stations and its consideration of dry cask storage at other stations.

The Standard Contracts with the DOE also required the payment to the DOE a one-time fee applicable to nuclear generation through April 6, 1983. PECO’s fee has been paid. Pursuant to the Standard Contracts, ComEd elected to pay the one-time fee of $277 million, with interest to the date of payment, just prior to the first delivery of SNF to the DOE. As of December 31, 2004, the unfunded liability for the one-time fee with interest was $878 million. Interest accrues at the 13-week Treasury Rate, which was 1.987% at December 31, 2004. The liabilities for spent nuclear fuel disposal costs, including the one-time fee, were transferred to Generation as part of the corporate restructuring. The one-time fee obligation for the AmerGen units remains with the prior owner. The Clinton Unit has no outstanding obligation.

In July 1998, ComEd filed a complaint against the United States Government (Government) in the United States Court of Federal Claims (Court) seeking to recover damages caused by the DOE’s failure to honor its contractual obligation to begin disposing of SNF in January 1998. In August 2001, the Court granted ComEd’s motion for partial summary judgment for liability on ComEd’s breach of contract claim. In November 2001, the Government filed two partial summary judgment motions relating to certain damage issues in the case as well as two motions to dismiss claims other than ComEd’s breach of contract claim. On June 10, 2003, the Court granted the Government’s motion to dismiss claims other than the breach of contract claims. Also on June 10, 2003, the Court denied the Government’s summary judgment motions and set the case for trial on damages for November 2004.

In July 2000, PECO entered into an agreement (Amendment) with the DOE relating to PECO’s Peach Bottom nuclear generating unit to address the DOE’s failure to begin removal of SNF in January 1998 as required by the Standard Contracts. Under the Amendment, the DOE agreed to provide PECO with credits against PECO’s future contributions to the Nuclear Waste Fund to compensate PECO for SNF storage costs incurred as a result of the DOE’s breach of the contract. The Amendment also

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

provided that, upon PECO’s request, the DOE will take title to the SNF and the interim storage facility at Peach Bottom provided certain conditions are met. Generation assumed this contract in the 2001 corporate restructuring.

In November 2000, eight utilities with nuclear power plants filed a Joint Petition for Review against the DOE with the United States Court of Appeals for the Eleventh Circuit seeking to invalidate that portion of the Amendment providing for credits to PECO against nuclear waste fund payments on the ground that such provision is a violation of the NWPA. PECO intervened as a defendant in that case, and Generation assumed the claim in the 2001 corporate restructuring. On September 24, 2002, the United States Court of Appeals for the Eleventh Circuit ruled that the fee adjustment provision of the Amendment violates the NWPA and therefore is null and void. The Court did not hold that the Amendment as a whole is invalid. Article XVI(I) of the Amendment provides that if any portion of the Amendment is found to be void, the DOE and Generation agree to negotiate in good faith and attempt to reach an enforceable agreement consistent with the spirit and purpose of the Amendment. That provision further provided that should a major term be declared void, and the DOE and Generation cannot reach a subsequent agreement, the entire Amendment would be rendered null and void, the original Peach Bottom Standard Contracts would remain in effect and the parties would return to pre-Amendment status. Under the Amendment, Generation has received approximately $40 million in credits against contributions to the nuclear waste fund.

On August 14, 2003, Generation received a letter from the DOE demanding repayment of $40 million of previously received credits from the Nuclear Waste Fund. The letter also demanded $1.5 million of interest that was accrued as of that date, and Generation continued to accrue interest expense each subsequent month. Generation reserved its 50% ownership share of these amounts. Because Generation expenses the dry storage casks and capitalizes the permanent components of its spent fuel storage facilities, these reserves increased Generation’s operating and maintenance expense approximately $11 million and its capital base approximately $9 million during 2003.

On July 21, 2004, Exelon and the U.S. Department of Justice, in close consultation with the DOE, reached a settlement under which the government will reimburse Exelon for costs associated with storage of spent fuel at Generation’s nuclear stations pending DOE’s fulfillment of its obligations. Under the agreement, Generation immediately received $80 million in gross reimbursements for storage costs already incurred ($53 million net after considering amounts due from Generation to co-owners of certain nuclear stations), with additional amounts to be reimbursed annually for future costs. In all cases, reimbursements will be made only after costs are incurred and only for costs resulting from DOE delays in accepting the fuel. As of December 31, 2004, the amount of spent fuel storage costs for which reimbursement will be requested in mid-2005 from the DOE under the settlement agreement is $33 million net, which is recorded within accounts receivable, other. This amount is comprised of $14 million, which has been recorded as a reduction to operating and maintenance expense, and $12 million, which has been recorded as a reduction to capital expenditures. The remaining $7 million represents amounts owed to the co-owners of the Peach Bottom and Quad Cities generating facilities.

15. Retirement Benefits

Exelon sponsors defined benefit pension plans and postretirement welfare benefit plans for essentially all ComEd, PECO, Generation (except for AmerGen) and Exelon Business Services Company (BSC) employees and certain employees of Enterprises. Substantially all non-union

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

employees and electing union employees hired on or after January 1, 2001 participate in Exelon-sponsored cash balance pension plans. Substantially all non-union employees hired prior to January 1, 2001 were offered a choice to remain in Exelon’s traditional pension plan or transfer to a cash balance pension plan for management employees. Employees of AmerGen participate in separate defined benefit pension plans and postretirement welfare benefit plans sponsored by AmerGen. AmerGen is currently offering its employees a choice to remain in their traditional benefit formula or convert to a cash balance formula.

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

Various methods used by other employers to accrue and calculate benefits under cash balance plans have been challenged in recent lawsuits. The design of Exelon’s cash balance plans differs in certain material respects from the cash balance plans involved in the cases decided to date, and the courts have not reached uniform decisions on certain issues. In addition, the U.S. Treasury Department recently withdrew proposed regulations intended to clarify the application of certain rules to cash balance plans, and proposed other regulations that could adversely affect the qualified status of Exelon’s cash balance plans. As a result, considerable uncertainty remains regarding the application of the Employee Retirement Income Security Act of 1974 (ERISA), the Internal Revenue Code and Federal employment laws to Exelon’s cash balance plans. Exelon does not know how the current uncertainty will be resolved and cannot determine at this time what impact, if any, future developments in this area will have on its pension plans or the funding of its pension obligations.

Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended.

Effective January 1, 2005, Exelon changed the benefit provisions of its postretirement welfare benefit plans. The changes triggered a remeasurement of the plan assets and obligations as of August 1, 2004. The plan change resulted in a reduction in the accumulated postretirement benefit obligation of $106 million and a reduction of other postretirement benefit costs in 2004 of $6 million.

During 2003, Exelon announced an amendment related to the benefit provisions of its postretirement welfare benefit plans. The amendment was effective August 1, 2003 and reduced the benefits attributable to prior service through increased retiree cost-sharing for medical coverage.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Due to an overall reduction in active employees during 2003, certain defined benefit pension plans and postretirement welfare benefit plans were subject to curtailment accounting that resulted in a remeasurement of the plan obligations. The threshold basis for curtailment remeasurement was a reduction in future service greater than 5%. The net benefit obligations of the pension plans and the postretirement welfare benefit plans increased by $48 million and $27 million, respectively, in 2003 due to the curtailment.

For certain of Exelon’s defined benefit pension plans, the benefit payments in 2004 exceeded the service and interest cost recognized. As a result, the plans were subject to settlement accounting that resulted in a reduction in the net benefit obligation of $19 million and an increase in 2004 pension cost of $17 million.

On December 22, 2003, Generation purchased British Energy’s 50% interest in AmerGen, and as a result, the obligations associated with AmerGen’s pension and postretirement welfare plans are reflected in the disclosures below as an acquisition.

The following tables provide a roll forward of the changes in the benefit obligations and plan assets for the most recent two years:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Net benefit obligation at beginning of year	$8,758	$7,854	$3,019	$2,555
Service cost	128	109	78	68
Interest cost	545	519	163	167
Plan participants’ contributions	—	—	17	15
Plan amendments	—	—	(106)	(337)
Actuarial loss (gain)	964	711	(10)	559
AmerGen acquisition	—	67	—	80
Curtailments/settlements	(19)	48	—	27
Special accounting costs	—	—	16	48
Gross benefits paid	(601)	(550)	(189)	(163)

Net benefit obligation at end of year	$9,775	$8,758	$2,988	$3,019

Change in plan assets:
Fair value of plan assets at beginning of year	$6,442	$5,395	$1,171	$958
Actual return on plan assets	723	1,189	115	227
Employer contributions	450	367	132	134
Plan participants’ contributions	—	—	17	15
AmerGen acquisition	—	41	—	—
Gross benefits paid	(601)	(550)	(189)	(163)

Fair value of plan assets at end of year	$7,014	$6,442	$1,246	$1,171

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Fair value of plan assets at end of year	$7,014	$6,442	$1,246	$1,171
Benefit obligations at end of year	9,775	8,758	2,988	3,019

Funding status (plan assets less plan obligations)	(2,761)	(2,316)	(1,742)	(1,848)
Amounts not recognized:
Miscellaneous adjustment	—	14	—	—
Unrecognized net actuarial loss	2,954	2,203	1,046	1,129
Unrecognized prior service cost (benefit)	170	185	(445)	(420)
Unrecognized net transition obligation (asset)	(4)	(8)	76	86

Net amount recognized	$359	$78	$(1,065)	$(1,053)

The following table provides a reconciliation of the amounts recognized in the Consolidated Balance Sheets as of December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$407	$175	$—	$—
Accrued benefit cost	(48)	(97)	(1,065)	(1,053)
Additional minimum liability	(2,352)	(1,746)	—	—
Intangible asset	171	186	—	—
Accumulated other comprehensive income	2,181	1,560	—	—

Net amount recognized	$359	$78	$(1,065)	$(1,053)

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $9,006 million and $8,104 million at December 31, 2004 and 2003, respectively. The acquisition of AmerGen and assumption of its pension liabilities in December 2003 resulted in a $55 million increase in Exelon’s ABO. The following table provides the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an ABO in excess of plan assets. The table below is also representative of all pension plans with a projected benefit obligation in excess of plan assets.

	December 31,
	2004	2003
Projected benefit obligation	$9,775	$8,758
Accumulated benefit obligation	9,006	8,104
Fair value of plan assets	7,014	6,442

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides the components of the net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002. The table reflects an annualized reduction in 2004 net periodic postretirement benefit cost of $33 million related to a Federal subsidy provided under the Prescription Drug Act. This subsidy has been accounted for under FSP FAS 106-2, as described in Note 1— Significant Accounting Policies. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$128	$109	$95	$78	$68	$57
Interest cost	545	519	525	163	167	160
Expected return on assets	(611)	(584)	(628)	(90)	(75)	(93)
Amortization of:
Transition obligation (asset)	(4)	(4)	(4)	10	10	10
Prior service cost	15	16	16	(81)	(54)	(37)
Actuarial (gain) loss	73	23	—	44	47	6
Curtailment/settlement charges	22	59	—	2	21	—

Net periodic benefit cost	$168	$138	$4	$126	$184	$103

Special accounting costs	$—	$—	$4	$16	$48	$—
Other additional information:
Increase (decrease) in other comprehensive income (net of tax)	$(392)	$26	$(1,007)	$—	$—	$—

Exelon’s costs of providing pension and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on pension plan assets, discount rate, and the rate of increase in health care costs. The market value of plan assets was affected by sharp declines in the equity market from 2000 through 2002. As a result, at December 31, 2002, Exelon was required to recognize an additional minimum liability and an intangible asset as prescribed by SFAS No. 87. The liability was recorded as a reduction to shareholders’ equity. The amount of the reduction to shareholders’ equity (net of income taxes) in 2002 was $1.0 billion. The recording of this reduction did not affect net income or cash flows in 2002 or compliance with debt covenants. In 2003, the additional minimum liability was reduced by $69 million and shareholders’ equity increased by $26 million (net of income taxes) as a result of accounting associated with Exelon’s pension plans. In 2004, the additional minimum pension liability was increased by $606 million and shareholders’ equity decreased by $392 million (net of income taxes) as a result of accounting associated with Exelon’s pension plans.

Special accounting costs of $16 million and $48 million in 2004 and 2003, respectively, represent special health and welfare severance benefits offered to terminated employees. These costs were recorded pursuant to SFAS No. 112. See Note 10—Severance Accounting for additional information. Special accounting costs of $4 million in 2002 represented accelerated separation and enhancement benefits provided to PECO employees expected to be terminated as a result of the PECO / Unicom Merger.

Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following weighted average assumptions were used to determine the benefit obligations at December 31 2004, 2003 and 2002:

	Pension Benefits			Other Postretirement Benefits
	2004 (a)	2003	2002	2004 (a)	2003	2002
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend on covered charges	N/A	N/A	N/A	9.00% decreasing to ultimate trend of 5.0% in 2010	10.00% decreasing to ultimate trend of 4.5% in 2011	8.50% decreasing to ultimate trend of 4.5% in 2008

(a)	Assumptions used to determine year-end 2004 benefit obligations will be the assumptions used to estimate the expected costs of benefits in 2005.

The following weighted average assumptions were used to determine the net periodic benefit costs for years ended December 31 2004, 2003 and 2002:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.60-6.75%	7.35%	6.25%	6.60-6.75%	7.35%
Expected return on plan assets	9.00%	9.00%	9.50%	8.33-8.35%	8.40%	8.80%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend on covered charges	N/A	N/A	N/A	10.00% decreasing to ultimate trend of 4.5% in 2011	8.50% decreasing to ultimate trend of 4.5% in 2008	10.00% decreasing to ultimate trend of 4.5% in 2008

In managing its pension and postretirement plan assets, Exelon utilizes a diversified, strategic asset allocation to efficiently and prudently generate investment returns that will meet the objectives of the investment trusts that hold the plan assets. Asset / Liability studies that incorporate specific plan objectives as well as assumptions regarding long-term capital market returns and volatilities generate the specific asset allocations for the trusts. In general, Exelon’s investment strategy reflects the belief that over the long term, equities are expected to outperform fixed-income investments. The long-term nature of the trusts make them well suited to bear the risk of added volatility associated with equity securities, and, accordingly, the asset allocations of the trusts usually reflect a higher allocation to equities as compared to fixed-income securities. Non-U.S. equity securities are used to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. Alternative asset classes, such as private equity and real estate, may be utilized for additional diversification and return potential when appropriate. Exelon’s investment guidelines do limit exposure to investments in more volatile sectors.

Exelon generally maintains 60% of its plan assets in equity securities and 40% of its plan assets in fixed-income securities. On a quarterly basis, Exelon reviews the actual asset allocations and follows a rebalancing procedure in order to remain within an allowable range of these targeted percentages.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

In selecting the expected rate of return on plan assets, Exelon considers historical returns for the types of investments that its plans hold. Historical returns and volatilities are modeled to determine asset allocations that best meet the objectives of the asset / liability studies. These asset allocations, when viewed over a long-term historical view of the capital markets, yield an expected return on assets in excess of 9%.

Exelon’s pension plan weighted average asset allocations at December 31, 2004 and 2003 and target allocation for 2004 were as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation at December 31, 2004	2004	2003
Equity securities	60%	63%	64%
Debt securities	35-40	33	32
Real estate	0-5	4	4

Total		100%	100%

Exelon’s other postretirement benefit plan weighted average asset allocations at December 31, 2004 and 2003 and target allocation for 2004 were as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation at December 31, 2004	2004	2003
Equity securities	60-65%	64%	67%
Debt securities	35-40	34	33
Real estate	—	2	—

Total		100%	100%

Exelon’s pension plans and postretirement welfare benefit plans do not directly hold shares of Exelon common stock.

Assumed health care cost trend rates have a significant effect on the costs reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$34
on postretirement benefit obligation	$327
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(28)
on postretirement benefit obligation	$(276)

In the fourth quarter of 2004, Exelon’s Board of Directors approved a proposal to make contributions of approximately $2 billion in 2005 to the Exelon defined benefit pension plans, reducing the under funded status of these plans. These contributions exclude benefit payments expected to be

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

made directly from corporate assets. Of the $2 billion expected to be contributed to the pension plans during 2005, $13 million is estimated to be needed to satisfy ERISA minimum funding requirements.

Estimated future benefit payments to participants in Exelon’s pension plans and postretirement welfare benefit plans as of December 31, 2004 were:

	Pension Benefits	Other Postretirement Benefits (a)
2005	$531	$163
2006	530	170
2007	536	181
2008	537	190
2009	544	197
2010 through 2014	2,911	1,088

Total estimated future benefits payments	$5,589	$1,989

(a)	Estimated future benefit payments do not reflect an anticipated Federal subsidy provided through the Prescription Drug Act. The Federal subsidies to be received by Exelon in the years 2006, 2007, 2008, 2009 and from 2010 through 2014 are estimated to be $8 million, $8 million, $9 million, $10 million and $63 million, respectively. A subsidy is not anticipated for 2005.

Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the employee contribution up to certain limits. The cost of Exelon’s matching contribution to the savings plans totaled $57 million, $55 million, and $63 million in 2004, 2003 and 2002, respectively.

16. Fair Value of Financial Assets and Liabilities

Non-Derivative Financial Assets and Liabilities

Fair Value. As of December 31, 2004 and 2003, Exelon’s carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments. Fair values for long-term debt and preferred securities of subsidiaries are determined by an external valuation model which is based on conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

The carrying amounts and fair values of Exelon’s financial liabilities as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$7,719	$8,372	$9,274	$9,922
Long-term debt to ComEd Transitional Funding Trust and PETT (including amounts due within one year)
	4,797	5,182	5,525	6,006
Long-term debt to other financing trusts	545	573	545	567
Preferred securities of subsidiaries	87	69	87	71

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Credit Risk. Financial instruments that potentially subject Exelon to concentrations of credit risk consist principally of cash equivalents and customer accounts receivable. Exelon places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limits. Concentrations of credit risk with respect to customer accounts receivable are limited due to Exelon’s large number of customers and, in the case of the Energy Delivery business, their dispersion across many industries.

Derivative Instruments

Fair Value. The fair values of Exelon’s interest-rate swaps and power purchase and sale contracts are determined using quoted exchange prices, external dealer prices or internal valuation models which utilize assumptions of future energy prices and available market pricing curves.

Interest-Rate Swaps. At December 31, 2004 and 2003, Exelon had $0.4 billion and $1.3 billion, respectively, of notional amounts of interest-rate swaps outstanding with net deferred gains (losses) of $11 million and $(44) million, respectively, as follows:

	Notional Amount		Exelon Pays	Counterparty Pays	Fair Value 12/31/04	Fair Value 12/31/03
Fair-Value Hedges
ComEd	$240		3 Month LIBOR plus 1.12% – 1.60%	6.15%	$9	$—
ComEd	485		3 Month LIBOR plus 1.68% – 3.09%	6.40% – 8.25%	—	33
Cash-Flow Hedges
Exelon	200		4.59% – 4.65%	3 Month LIBOR	2	—
Generation	861	(a)	5.71% – 5.74%	3 Month LIBOR	—	(77)

Net Deferred Gains (Losses)					$11	$(44)

(a)	Generation was released from its obligation due to sale of Boston Generating assets.

During 2004, Exelon settled interest-rate swaps in aggregate notional amounts of $800 million, and recorded net pre-tax gains of $27 million. Of the $27 million net gain, $26 million was the result of settlement by ComEd of interest-rate swaps designated as fair-value hedges and is being amortized as a reduction to interest expense over the remaining life of the related debt. The remaining $1 million was the result of settlement by Exelon and PECO of interest-rate swaps designated as cash-flow hedges and is being amortized over the lives of the related debt.

During 2003, Exelon settled interest-rate swaps in aggregate notional amounts of $860 million and recorded net pre-tax gains of $1 million. The $1 million gain was the result of settlement by PECO and Generation of interest-rate swaps designated as cash-flow hedges and is being amortized over the lives of the related debt. Additionally, during 2003, Exelon settled interest-rate swaps in aggregate notional amounts of $1,070 million and recorded net pre-tax losses of $45 million which were recorded as regulatory assets. The pre-tax losses on settlements of interest-rate swaps are being amortized over the life of the related debt to interest expense.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Exelon recorded income of $0.2 million for the year ended December 31, 2004, representing the ineffective portions of changes in the fair value of cash-flow hedge positions. This amount was associated with the settlement of interest-rate swaps in December 2004 and was included in other, net on Exelon’s consolidated statements of income. Exelon did not have any amount excluded from the measure of effectiveness for the year ended December 31, 2004.

During 2004 and 2003, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted financing transactions no longer being probable.

Energy-Related Derivatives. Exelon utilizes derivatives to manage the utilization of its available generating capacity and the provision of wholesale energy to its affiliates. Exelon also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Exelon enters into certain energy-related derivatives for trading or speculative purposes. At December 31, 2004 and 2003, Exelon had $145 million and $213 million, respectively, of energy derivatives recorded as net liabilities at fair value on the Consolidated Balance Sheets, which includes the energy derivatives at Generation discussed below.

For the years ended December 31, 2004, 2003, and 2002, Generation recognized net unrealized gains of $42 million, net unrealized losses of $16 million and net unrealized gains of $6 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. Mark-to-market activity on non-trading power purchase and sale contracts are reported in fuel and purchased power. For the years ended December 31, 2004, 2003 and 2002, Generation recognized net unrealized gains of $3 million and net unrealized losses of $3 million and $9 million, respectively, relating to mark-to-market activity on derivative instruments entered into for trading purposes. Gains and losses associated with financial trading are reported as revenue in the Consolidated Statements of Income.

Exelon Energy has entered into a limited number of energy commodity derivative contracts in connection with its service of gas customers. Prior to January 1, 2004, contracts were maintained by Exelon Energy. While the majority of these contracts qualify as normal purchases and sales or as cash-flow hedges under SFAS No. 133, $15 million was recorded as an increase to fuel expense in 2003 primarily as a result of the reversal of the 2002 mark-to-market adjustments. At December 31, 2004, Exelon Energy’s contracts are included in Generation’s mark-to-market activity. At December 31, 2003, Exelon had net assets of $3 million on the Consolidated Balance Sheets related to Exelon Energy’s mark-to-market contracts. Exelon Energy’s counterparties in these contracts were all investment grade.

As of December 31, 2004, $194 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve months. Amounts in accumulated other comprehensive income related to changes in interest-rate cash-flow hedges are reclassified into earnings when the interest payment occurs or when ineffectiveness has been determined. Amounts in accumulated other comprehensive income related to changes in energy commodity cash-flow hedges are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Exelon’s cash-flow hedges are expected to settle within the next three years.

Credit Risk Associated with Derivative Instruments. Exelon would be exposed to credit-related losses in the event of non-performance by counterparties that issue derivative instruments. The credit

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

exposure of derivatives contracts is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. The notional amount of derivatives does not represent amounts that are exchanged by the parties and, thus, is not a measure of Exelon’s exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates.

Nuclear Decommissioning Trust Fund Investments

Investments as of December 31, 2004 and 2003. Exelon classifies investments in trust accounts for decommissioning nuclear plants as available-for-sale and estimates their fair value based on quoted market prices for the securities held in trust funds. These investments are held to fund Exelon’s decommissioning obligation for its nuclear plants. Decommissioning expenditures are expected to occur primarily after the plants are retired. Based on current licenses and anticipated renewals, decommissioning expenditures for plants in operation are currently estimated to begin in 2029. See Note 14—Nuclear Decommissioning and Spent Fuel Storage for further information regarding the decommissioning of Generation’s nuclear plants.

The following tables show the fair values, gross unrealized gains and losses and amortized cost bases of the securities held in these trust accounts as of December 31, 2004 and 2003.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$184	$—	$—	$184
Equity securities	2,194	538	(37)	2,695
Debt securities
Federal government obligations	1,447	51	(4)	1,494
Other debt securities	855	37	(3)	889

Total debt securities	2,302	88	(7)	2,383

Total available-for-sale securities	$4,680	$626	$(44)	$5,262

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$84	$—	$—	$84
Equity securities	2,402	300	(294)	2,408
Debt securities
Federal government obligations	1,574	65	(4)	1,635
Other debt securities	567	29	(2)	594

Total debt securities	2,141	94	(6)	2,229

Total available-for-sale securities	$4,627	$394	$(300)	$4,721

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The fixed-income available-for-sale securities held at December 31, 2004 have an average maturity range of six to thirteen years. The cost of these securities was determined on the basis of specific identification.

Impairment Evaluation in 2004. At December 31, 2004, Exelon had gross unrealized gains of $626 million and gross unrealized losses of $44 million related to the nuclear decommissioning trust fund investments. At December 31, 2003, Exelon had gross unrealized gains of $394 million and gross unrealized losses of $300 million related to the nuclear decommissioning trust fund investments. With the exception of the portion of these amounts primarily related to AmerGen, as a result of ComEd’s and PECO’s regulatory arrangements for decommissioning costs, approximately $469 million of these net unrealized gains were recorded as an increase to regulatory liabilities.

Exelon evaluates decommissioning trust fund investments for other-than-temporary impairments by analyzing the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices. During 2004, Exelon concluded that certain trust fund investments were other-than-temporarily impaired based on various factors assessed in the aggregate, including the duration and severity of the impairment, the anticipated recovery of the securities and considerations of Exelon’s ability and intent to hold the investments until the recovery of their cost basis. This determination resulted in an $8 million impairment charge recorded in other income and deductions associated with the trust funds for the decommissioning of the AmerGen plants. Also, Exelon realized $260 million of the previously unrealized losses associated with the trust investments for the decommissioning of the former ComEd and PECO plants. As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, realization of these losses associated with the former ComEd and PECO plants had no net income impact on Exelon’s results of operations or financial position.

Unrealized Gains and Losses. Net unrealized gains of $582 million were included in regulatory assets, regulatory liabilities or accumulated other comprehensive income in Exelon’s Consolidated Balance Sheet at December 31, 2004. Net unrealized gains of $94 million were included in accumulated depreciation, regulatory assets and accumulated other comprehensive income in Exelon’s Consolidated Balance Sheet at December 31, 2003.

The following table provides information regarding Exelon’s available-for-sale securities held in nuclear decommissioning trust funds in an unrealized loss position that were not considered other-than-temporarily impaired. The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Equity securities	$16	$197	$21	$278	$37	$475
Debt securities
Government obligations	2	207	2	68	4	275
Other debt securities	2	182	1	22	3	204

Total debt securities	4	389	3	90	7	479

Total temporarily impaired securities	$20	$586	$24	$368	$44	$954

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Equity securities	$33	$231	$261	$775	$294	$1,006
Debt securities
Government obligations	4	232	—	11	4	243
Other debt securities	2	117	—	2	2	119

Total debt securities	6	349	—	13	6	362

Total temporarily impaired securities	$39	$580	$261	$788	$300	$1,368

Exelon evaluates the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices to assess whether or not the securities are other-than-temporarily impaired. Exelon concluded that the trending of the related market indices, the historical performance of these securities over a long-term time horizon and the level of insignificance of the unrealized loss as a percentage of the cost of the individual securities indicates that the securities are not other-than-temporarily impaired.

Sale of Nuclear Decommissioning Trust Fund Investments. Proceeds from the sale of decommissioning trust fund investments and gross realized gains and losses on those sales for the years ended December 31, 2004, 2003 and 2002 were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Proceeds from sales	$2,320	$2,341	$1,612
Gross realized gains	115	219	56
Gross realized losses	(43)	(235)	(86)

Net realized gains of $72 million and net realized losses of $16 million and $32 million were recognized in other income and deductions in Exelon’s Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, net realized gains $2 million were recognized in accumulated depreciation and regulatory assets in Exelon’s Consolidated Balance Sheets at December 31, 2002. Prior to January 1, 2003, realized gains and losses related to the former PECO units were included in accumulated depreciation. See Note 14—Nuclear Decommissioning and Spent Fuel for further information regarding the nuclear decommissioning trusts.

17. Preferred Securities

At December 31, 2004 and 2003, Exelon was authorized to issue up to 100,000,000 shares of preferred stock, none of which was outstanding.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Preferred and Preference Stock of Subsidiaries

At December 31, 2004 and 2003, cumulative preferred stock of PECO, no par value, consisted of 15,000,000 shares authorized and the outstanding amounts set forth below:

	Current Redemption Price (a)	December 31,
		2004	2003	2004	2003
		Shares Outstanding		Dollar Amount
Series (without mandatory redemption)
$4.68 (Series D)	$104.00	150,000	150,000	$15	$15
$4.40 (Series C)	112.50	274,720	274,720	27	27
$4.30 (Series B)	102.00	150,000	150,000	15	15
$3.80 (Series A)	106.00	300,000	300,000	30	30

Total preferred stock		874,720	874,720	$87	$87

(a)	Redeemable, at the option of PECO, at the indicated dollar amounts per share, plus accrued dividends.

At December 31, 2004 and 2003, ComEd prior preferred stock and ComEd preference stock consisted of 850,000 shares and 6,810,451 shares authorized, respectively, none of which was outstanding.

18. Common Stock

At December 31, 2004 and 2003, common stock without par value consisted of 1,200,000,000 shares authorized and 664,187,996 and 656,365,044 shares outstanding, respectively.

Stock Split

On January 27, 2004, the Board of Directors of Exelon approved a 2-for-1 stock split of Exelon’s common stock. The distribution date was May 5, 2004. The share and per-share amounts have been adjusted for all periods presented to reflect the stock split.

Share Repurchases

Share Repurchase Program. In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate value of the shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of the direct cash proceeds from purchases of stock and the tax benefits associated with exercises of stock options. The share repurchase program has no specified limit on the number of shares that may be repurchased and no specified termination date. Any shares repurchased are held as treasury shares unless cancelled or reissued at the discretion of Exelon’s management. Treasury shares are recorded at cost. During 2004, 2.3 million shares of common stock were purchased under the share repurchase program for $75 million.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Other Share Repurchases. In November 2004, Exelon repurchased 0.2 million shares of common stock from a retired executive for $7 million. These shares are held as treasury shares and recorded at cost.

Stock-Based Compensation Plans

Exelon maintains Long-Term Incentive Plans (LTIPs) for certain full-time salaried employees. The types of long-term incentive awards that have been granted under the LTIPs are non-qualified options to purchase shares of Exelon’s common stock and common stock awards. At December 31, 2004, there were options for approximately 14,770,078 shares remaining for issuance under the LTIPs.

The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Options granted under the LTIPs become exercisable upon attainment of a target share value and/or specified vesting date. All options expire 10 years from the date of grant. The vesting period of options outstanding as of December 31, 2004 generally ranged from 3 years to 4 years.

Information with respect to the LTIPs at December 31, 2004 and changes for the three years then ended, is as follows:

	Shares 2004	Weighted Average Exercise Price (per share) 2004	Shares 2003	Weighted Average Exercise Price (per share) 2003	Shares 2002	Weighted Average Exercise Price (per share) 2002
Balance at January 1	28,307,386	$24.51	31,773,980	$22.90	28,079,992	$21.98
Options granted/assumed	6,994,288	32.57	6,346,400	24.85	7,877,264	23.56
Options exercised	(9,373,662)	24.20	(9,017,390)	19.03	(3,642,678)	16.69
Options canceled	(722,727)	27.34	(795,604)	25.09	(540,598)	26.81

Balance at December 31	25,205,285	$26.78	28,307,386	$24.51	31,773,980	$22.90

Exercisable at December 31	13,097,192	$24.88	18,032,696	$24.33	20,982,368	$21.98

Weighted average fair value of options granted during year		$9.58		$5.52		$6.81

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively:

	2004	2003	2002
Dividend yield	3.3%	3.3%	3.3%
Expected volatility	19.7%	30.5%	36.8%
Risk-free interest rate	3.25%	3.0%	4.6%
Expected life (years)	5.0	5.0	5.0

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

At December 31, 2004, the options outstanding, based on ranges of exercise prices, were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.97-$10.46	49,050	3.0	$9.84	49,050	$9.84
$10.47-$13.95	383,064	1.9	12.46	383,064	12.46
$13.96-$17.44	114,628	2.3	15.07	114,628	15.07
$17.45-$20.93	3,472,093	4.4	19.28	3,472,093	19.28
$20.94-$24.42	4,022,670	6.5	23.43	2,373,736	23.41
$24.43-$27.91	5,204,363	7.7	24.86	1,293,402	24.91
$27.92-$31.40	4,545,548	5.7	29.74	4,531,898	29.74
$31.41-$34.90	7,413,869	8.6	32.66	879,321	33.37

Total	25,205,285	6.8	$26.78	13,097,192	$24.88

Exelon common share awards of 1,813,874, 901,958 and 1,180,148 shares were granted under Exelon’s LTIPs and board compensation plans during 2004, 2003 and 2002, respectively. Compensation costs related to these awards are accrued and expensed over the vesting period, typically up to 5 years from the grant date. Exelon recognized stock-based compensation expense of $65 million, $31 million and $20 million during 2004, 2003 and 2002, respectively. At December 31, 2004, Exelon had a liability of $81 million related to outstanding awards not yet settled through cash payments or share issuances.

In June 2001, the Board of Directors of Exelon approved the ESPP. The purpose of the ESPP is to provide employees of Exelon and its subsidiary companies the right to purchase shares of Exelon’s common stock at below-market prices. A total of 5,357,745 shares of Exelon’s common stock have been reserved for issuance under the ESPP. Employees’ purchases are limited to no more than 155 shares per quarter and no more than $25,000 in fair market value in any plan year. Employees purchased 309,492, 418,652, and 514,910 shares of Exelon common stock under the ESPP in 2004, 2003 and 2002, respectively.

Fund Transfer Restrictions

Under applicable law, Exelon is precluded from borrowing or receiving any extension of credit or indemnity from its subsidiaries and can lend to, but not borrow from, Exelon’s intercompany money pool. Additionally, under applicable Federal law, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. Under Illinois law, ComEd may not pay any dividend on its stock unless, among other things, “its earnings and earned surplus are sufficient to declare and pay same after provision is made for reasonable and proper reserves,” or unless it has specific authorization from the ICC. At December 31, 2004 and 2003, Exelon had retained earnings of $3.4 billion and $2.3 billion, respectively, which included ComEd retained earnings of $1,102 million and $883 million (all which has been appropriated for future dividends at December 31, 2004), PECO retained earnings of $607 million and $546 million, and Generation undistributed earnings of $761 million and $602 million, respectively. At December 31, 2004 and 2003, Exelon’s common equity to total capitalization ratio was 41% and 35%, respectively.

Undistributed Losses of Equity Method Investments

Exelon had undistributed losses of equity method investments of $106 million and $55 million at December 31, 2004 and 2003, respectively.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

19. Earnings Per Share

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

	2004	2003	2002
Income before cumulative effect of changes in accounting principles	$1,841	$793	$1,670
Cumulative effect of changes in accounting principles	23	112	(230)

Net income	$1,864	$905	$1,440

Average common shares outstanding—basic	661	651	645
Assumed exercise of stock options	8	6	4

Average common shares outstanding—diluted	669	657	649

Earnings per average common share—Basic:
Income before cumulative effect of changes in accounting principles	$2.79	$1.22	$2.59
Cumulative effect of changes in accounting principles	0.03	0.17	(0.36)

Net income	$2.82	$1.39	$2.23

Earnings per average common share—Diluted:
Income before cumulative effect of changes in accounting principles	$2.75	$1.21	$2.57
Cumulative effect of changes in accounting principles	0.03	0.17	(0.35)

Net income	$2.78	$1.38	$2.22

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately nine million and ten million for 2003 and 2002, respectively. There were no stock options excluded for 2004.

20. Commitments and Contingencies

Nuclear Insurance

The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. As of December 31, 2004, the limit is $10.76 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. Through its subsidiaries, Exelon carries the maximum available commercial insurance of $300 million for each operating site and the remaining $10.46 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for all nuclear operators per reactor per incident (including a 5% surcharge) is $100.6 million, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act expired on August 1, 2002 and was subsequently extended to the

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

end of 2003 by the U.S. Congress. Only facilities applying for NRC licenses subsequent to the expiration of the Price-Anderson Act are affected. Existing commercial generating facilities, such as those owned by Generation, remain subject to the provisions of the Price-Anderson Act and are unaffected by its expiration. However, new licenses are not covered under the Price-Anderson Act and any new plant initiatives would need to address this exposure.

Generation is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Generation is required by the NRC to maintain, to provide for decommissioning the facility. Generation is unable to predict the timing of the availability of insurance proceeds to Generation and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Generation could be assessed up to $168 million for losses incurred at any plant insured by the insurance companies. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insureds, the maximum recovery for all losses by all insureds will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity, and any other source, applicable to such losses. The $3.2 billion maximum recovery limit is not applicable, however, in the event of a “certified act of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as a result of government indemnity. Generally, a “certified act of terrorism” is defined in the Terrorism Risk Insurance Act to be any act, certified by the U.S. government, to be an act of terrorism committed on behalf of a foreign person or interest.

Additionally, NEIL provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. Generation’s maximum share of any assessment is $48 million per year. Recovery under this insurance for terrorist acts is subject to the $3.2 billion aggregate limit and secondary to the property insurance described above. This limit would also not apply in cases of certified acts of terrorism under the Terrorism Risk Insurance Act as described above.

In addition, Generation participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by a nuclear energy accident. This program was modified, effective January 1, 1998, to provide coverage to all workers whose “nuclear-related employment” began on or after the commencement date of reactor operations. Generation will not be liable for a retrospective assessment under this new policy; however, in the event losses incurred under the small number of policies in the old program exceed accumulated reserves, a maximum retroactive assessment of up to $50 million could apply.

For its insured losses, Exelon is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon’s financial condition, results of operations and liquidity.

Energy Commitments

Generation’s wholesale operations include the physical delivery and marketing of power obtained through its generation capacity, and long-, intermediate- and short-term contracts. Generation

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

maintains a net positive supply of energy and capacity, through ownership of generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Generation has also contracted for access to additional generation through bilateral long-term purchase power agreements (PPAs). These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature. Generation enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers. Generation has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The primary intent and business objective for the use of its capital assets and contracts is to provide Generation with physical power supply to enable it to deliver energy to meet customer needs. Generation primarily uses financial contracts in its wholesale marketing activities for hedging purposes. Generation also uses financial contracts to manage the risk surrounding trading for profit activities.

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

At December 31, 2004, Generation had long-term commitments, relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as indicated in the following tables:

	Net Capacity Purchases (a)	Power Only Sales	Power Only Purchases	Transmission Rights Purchases (b)
2005	$578	$2,551	$1,446	$31
2006	581	961	605	3
2007	533	167	254	—
2008	462	9	195	—
2009	437	9	194	—
Thereafter	3,664	343	548	—

Total (c)	$6,255	$4,040	$3,242	$34

(a)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2004. Expected payments include certain capacity charges which are contingent on plant availability.
(b)	Transmission rights purchases include estimated commitments in 2005 and 2006 for additional transmission rights that will be required to fulfill firm sales contracts.
(c)	Included in the totals are $395 million of power only sales commitments related to Sithe, which were not retained by Generation following the sale of Sithe. See Note 3 – Sithe and Note 25 – Subsequent Events for further discussion of these transactions.

Generation has a PPA with ComEd under which Generation has agreed to supply all of ComEd’s load requirements through 2006. Prices for this energy vary depending upon the time of day and month of delivery. Subsequent to 2006, ComEd expects to procure all of its supply from market sources, which could include Generation. Additionally, Generation has entered into a PPA with PECO under which PECO obtains substantially all of its electric supply from Generation through 2010. Prices for this

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

energy vary depending upon month of delivery. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

Other Purchase Obligations

In addition to Generation’s energy commitments as described above, Exelon has commitments to purchase fuel supplies for nuclear generation and various other purchase commitments related to the normal day-to-day operations of its business. As of December 31, 2004, these commitments were as follows:

		Expiration within
	Total	2005	2006-2007	2008-2009	2010 and beyond
Fuel purchase agreements (a)	$3,639	$639	$985	$616	$1,399
Other purchase commitments (b)	463	241	134	57	31

(a)	Fuel purchase agreements – Commitments to purchase fuel supplies for nuclear and fossil generation.
(b)	Other purchase commitments – Commitments for services and materials, minimum spend requirements related to the sale of InfraSource (see Note 2 – Acquisitions and Dispositions) and amounts committed for information technology services.

Commercial Commitments

Exelon’s commercial commitments as of December 31, 2004, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2005	2006-2007	2008-2009	2010 and beyond
Letters of credit (non-debt) (a)	$240	$239	$1	$—	$—
Letters of credit (long-term debt)—interest coverage (b)	15	15	—	—	—
Surety bonds (c)	458	84	4	—	370
Performance guarantees (d)	201	—	—	—	201
Energy marketing contract guarantees (e)	261	156	65	—	40
Nuclear insurance guarantees (f)	1,710	—	—		1,710
Lease guarantees (g)	10	—	1	—	9
Midwest Generation Capacity Reservation Agreement guarantee (h)	29	4	7	8	10
Exelon New England guarantees (i)	17	—	—	—	17

Total commercial commitments	$2,941	$498	$78	$8	$2,357

(a)	Letters of credit (non-debt) – Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2004, Exelon had $240 million of outstanding letters of credit (non-debt) issued under its $1.5 billion credit agreements. Guarantees of $67 million have been issued to provide support for certain letters of credit as required by third parties. Includes letters of credit of $95 million that will be eliminated upon sale of Sithe to Dynegy. See Note 25—Subsequent Events for further information regarding the sale of Sithe.
(b)	Letters of credit (long-term debt) interest coverage – Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $520 million is reflected in long-term debt in Exelon’s Consolidated Balance Sheet.
(c)	Surety bonds – Guarantees issued related to contract and commercial surety bonds, excluding bid bonds.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(d)	Performance guarantees – Guarantees issued to ensure execution under specific contracts.
(e)	Energy marketing contract guarantees – Guarantees issued to ensure performance under energy commodity contracts. Includes guarantees of $30 million that will be eliminated upon the sale of Sithe to Dynegy. See Note 25—Subsequent Events for further information regarding the sale of Sithe.
(f)	Nuclear insurance guarantees – Guarantees of nuclear insurance required under the Price-Anderson Act. $1.0 billion of this total exposure is exempt from the $6.0 billion PUHCA guarantee limit by SEC rule.
(g)	Lease guarantees – Guarantees issued to ensure payments on building leases.
(h)	Midwest Generation Capacity Reservation Agreement guarantee – In connection with ComEd’s agreement with the City of Chicago (Chicago) entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. Under FIN 45, $3 million is included as a liability on Exelon’s Consolidated Balance Sheets at December 31, 2004.
(i)	Exelon New England guarantees – Mystic Development LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $16 million is included as a liability within the Consolidated Balance Sheet of Exelon as of December 31, 2004 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee. Other guarantees associated with Exelon New England total less than $1 million.

Environmental Issues

General. Exelon’s operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, Exelon, through its subsidiaries, is generally liable for the costs of remediating environmental contamination of property now or formerly owned by Exelon and of property contaminated by hazardous substances generated by Exelon. Exelon’s subsidiaries own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. Exelon has identified 69 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. Of these 69 sites, the Illinois Environmental Protection Agency has approved the clean up of four sites and the Pennsylvania Department of Environmental Protection has approved the cleanup of nine sites, and of the remaining sites, 56 are currently under some degree of active study and/or remediation. In addition, Exelon’s subsidiaries are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

As of December 31, 2004 and 2003, Exelon had accrued $124 million and $129 million, respectively, for environmental investigation and remediation costs, including $96 million and $105 million, respectively, for MGP investigation and remediation that currently can be reasonably estimated. Included in the environmental investigation and remediation cost obligations as of December 31, 2004 and 2003 are $96 million and $105 million, respectively, that have been recorded on a discounted basis (reflecting discount rates of 4.3% in 2004 and from 5.0% in 2003). Such estimates before the effects of discounting were $109 million and $138 million at December 31, 2004 and 2003, respectively (reflecting inflation rates of 2.3% in 2004 and 2.5% in 2003). Exelon cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by Exelon, environmental agencies or others, or whether such costs will be recoverable from third parties, including ratepayers. However, PECO is currently recovering through regulated gas rates costs associated with the remediation of the MGP sites.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2004, Exelon anticipates that payments related to the discounted environmental investigation and remediation costs, disclosed below on an undiscounted basis, will be:

2005	$16
2006	21
2007	17
2008	14
2009	7
Remaining years	34

Total payments	$109

In December 2003, PECO updated its accounting estimate related to the reserve for environmental remediation. Based on an update of an independently prepared environmental remediation study on 27 MGP sites, PECO increased the environmental reserve by $18 million, with an offsetting increase to the MGP regulatory asset. See Note 21—Supplemental Financial Information for further discussion of the MGP regulatory asset.

Section 316(b) of the Clean Water Act. In July 2004, the EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. This rule establishes national requirements for reducing the adverse environmental impacts from the entrainment and impingement of aquatic organisms at existing power plants. The rule identifies particular standards of performance with respect to entrainment and impingement and requires each facility to monitor and validate this performance in future years. The requirements will be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, New Boston, Oyster Creek, Peach Bottom, Quad Cities, and Salem. Generation is currently evaluating compliance options at its affected plants. At this time, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. There are many factors to be considered and evaluated to determine how Generation will comply with the Phase II rule requirements and the extent to which such compliance may result in financial and operational impacts. The considerations and evaluations include, but are not limited to obtaining clarifying interpretations of the requirements from state regulators, resolving outstanding litigation proceedings concerning the requirements, completing studies to establish biological baselines for each facility, and performing environmental and economic cost benefit evaluation of the potential compliance alternatives in accordance with the requirements.

Cotter Corporation. The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), has submitted a draft feasibility study addressing options for remediation of

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of the anticipated remediation strategy for the site range up to $22 million. Once a remedy is selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of the liability.

Leases

Minimum future operating lease payments, including lease payments for vehicles, real estate, computers, rail cars and office equipment, as of December 31, 2004 were:

2005	$73
2006	71
2007	63
2008	59
2009	55
Remaining years	588

Total minimum future lease payments (a)	$909

(a)	Generation’s tolling agreements are accounted for as operating leases and are reflected as net capacity purchases in the energy commitments table above.

Rental expense under operating leases totaled $64 million, $57 million and $85 million in 2004, 2003, and 2002, respectively.

For information regarding Exelon’s capital lease obligations, see Note 12—Long Term Debt.

Litigation

Retail Rate Law. In 1996, three developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. On November 25, 2002, the court granted the developers’ motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment and Illinois from denying ComEd a tax credit on account of such purchases. On March 9, 2004, the Illinois Appellate Court reversed the trial court. The Appellate Court held that the 1996 law does apply to the developers’ facilities and, therefore, they are not entitled to subsidized payments. The Court expressly ruled that the breach of contract claims against ComEd are dismissed with prejudice. Two of the developers sought review of the Appellate Court’s decision by the Illinois Supreme Court. On May 26, 2004, the Supreme Court declined to hear the earlier-filed of the two appeals. On October 6, 2004, the Supreme Court declined to hear the final appeal. The time for further appeals has now passed. Related claims remain pending in the trial court.

Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA),

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2004, also regarding the valuation of its Limerick and Peach Bottom plants, Quad Cities Station (Rock Island County, IL), Three Mile Island Nuclear Station (Dauphin County, PA) and Oyster Creek Nuclear Generating Station (Forked River, NJ).

During 2003, upon completion of updated nuclear plant appraisal studies, Exelon recorded reductions of $74 million to reserves recorded for exposures associated with the real estate taxes. Exelon believes its reserve balances for exposures associated with the real estate taxes as of December 31, 2004 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, “Accounting for Contingencies.” The ultimate outcome of such matters, however, could result in unfavorable or favorable adjustments to the consolidated financial statements of Exelon and such adjustments could be material.

General. Exelon is involved in various other litigation matters that are being defended and handled in the ordinary course of business. Exelon maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on Exelon’s financial condition, results of operations or cash flows.

Capital Commitments

SCEP. Generation has a 71% interest in SCEP, which owns a peaking facility in Chicago. SCEP is obligated to make total equity distributions of $49 million through 2022 to the party, which is not affiliated with Exelon, that owns the remaining 29% interest. This amount reflects a return of that party’s investment in SCEP. Generation has the right to purchase, generally at a premium, and the other party has the right to require Generation to purchase, generally at a discount, the 29% interest in SCEP. Additionally, Generation may be required to purchase the remaining 29% interest upon the occurrence of certain events, including Generation’s failure to maintain an investment grade rating. As a result of the adoption of SFAS No. 150 on July 1, 2003, Exelon reclassified the minority interest associated with SCEP to a long-term liability. The total long-term liability related to SCEP was $49 million and $51 million as of December 31, 2004 and 2003, respectively.

Sithe Call Option. On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe for $97 million. The closing of the call required state and Federal regulatory approvals, which were received in January 2005, and the transaction was completed on January 31, 2005. See Note 3—Sithe and Note 25—Subsequent Events for additional information.

Credit Contingencies

Dynegy. As previously disclosed, Generation is counterparty to Dynegy in various energy transactions and had financial and credit risk associated with Dynegy through Generation’s investment in Sithe at December 31, 2004. On January 31, 2005, Generation sold its investment in Sithe and, accordingly, is no longer subject to potential financial risk associated with Dynegy’s performance under the financial swap arrangement that Dynegy had with Sithe. See Note 25—Subsequent Events for further discussion of Generation’s sale of Sithe.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Income Taxes

Refund Claims. ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash outflows to ComEd and PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the PECO / Unicom Merger, would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO / Unicom Merger purchase price. Exelon cannot predict the timing of the final resolution of these refund claims.

In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims. As such, ComEd believes that it is probable that a fee will ultimately be paid to the tax consultant. Therefore, ComEd recorded an expense of $5 million (pre-tax), which resulted in a decrease to the prepayment from $11 million to $6 million. The charge represents an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the tax and interest benefit. As of December 31, 2004, ComEd had not reflected the tax benefit associated with the refund claim pending final approval of the IRS; however, as described above, the net income statement impact for ComEd is anticipated to be neutral or positive.

See Note 25—Subsequent Events for information regarding the final approval of ComEd’s refund claim.

Other. Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS to defer the tax gain on the 1999 sale of its fossil generating assets. See Note 13—Income Taxes for further information.

  Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

21. Supplemental Financial Information

Supplemental Income Statement Information

The following tables provide additional information about Exelon’s Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2004	2003	2002
Depreciation, amortization and accretion
Property, plant and equipment (a)	$835	$736	$729
Regulatory assets	418	386	472
Nuclear fuel (b)	380	395	374
Asset retirement obligation accretion (c)	210	160	126
Amortization of intangible assets (d)	90	4	—

Total depreciation, amortization and accretion	$1,933	$1,681	$1,701

(a)	Includes amortization of capitalized software costs.
(b)	Included in fuel expense in the Consolidated Statements of Income.
(c)	Prior to the adoption of SFAS No. 143 on January 1, 2003, these amounts were recorded in depreciation expense. Upon adoption of SFAS No. 143, these amounts were recorded in operating and maintenance expense in Exelon’s Consolidated Statements of Income. See Note 14—Nuclear Decommissioning and Spent Fuel Storage for further discussion of the adoption of SFAS No. 143.
(d)	$38 million was reflected as a reduction in revenues in the Consolidated Statements of Income, of which $32 million related to the amortization of Sithe assets. See Note 3—Sithe and Note 25—Subsequent Events for a description of Sithe’s intangible assets that are reflected in Exelon’s Consolidated Balance Sheets at December 31, 2004 and a description of the sale of Sithe that was completed on January 31, 2005.

	For the Years Ended December 31,
	2004	2003	2002
Income (loss) in equity method investments
Financing trusts of ComEd and PECO (a)	$(44)	$—	$—
AmerGen (b)	—	47	64
Sithe (c)	(11)	2	23
Synfuel	(84)	—	—
Affordable housing projects (d)	(9)	(10)	(10)
Communications joint ventures and other investments	(5)	(6)	3

Total	$(153)	$33	$80

(a)	Financing trusts were deconsolidated as of December 31, 2003.
(b)	Prior to the acquisition of British Energy’s 50% interest in December 2003.
(c)	Includes losses incurred prior to Sithe’s consolidation as of March 31, 2004 and losses from Sithe’s investments in TEG and TEP prior to their sale in October 2004. See Note 3—Sithe for additional information.
(d)	Prior to the sale of investments on October 15, 2004 and November 12, 2004.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	For the Years Ended December 31,
	2004	2003		2002
Taxes other than income
Utility (a)	$439	$440		$439
Real estate	151	65	(b)	149
Payroll	100	92		98
Other	29	(16	)(c)	23

Total	$719	$581		$709

(a)	Municipal and state utility taxes are also recorded in revenues on Exelon’s Consolidated Statements of Income.
(b)	Includes the reduction of $74 million of property tax accruals during 2003 as described in Note 20—Commitments and Contingencies.
(c)	Includes a credit of $25 million in 2003 due to a favorable settlement of coal use tax issues at ComEd related to periods prior to the PECO / Unicom Merger.

	For the Years Ended December 31,
	2004	2003	2002
Other, net
Investment income	$14	$21	$33
Net loss on early extinguishment of debt	(130)	—	—
Gain (loss) on disposition of assets, net (a)	167	(3)	201
Decommissioning-related activities
Decommissioning trust fund income (b)	194	79	77
Decommissioning trust fund income—AmerGen (b)	43	—	—
Other-than-temporary impairment of decommissioning trust funds (c)	(268)	—	—
Regulatory offset to non-operating decommissioning—related activities (d)	66	(79)	—
Interest associated with Federal income taxes	—	(14)	—
Impairment of investment in Sithe	—	(255)	—
Impairment of investments and other assets	(19)	(38)	(47)
Net direct financing lease income	21	20	18
Gain on settlement of note receivable (e)	18	—	—
AFUDC	4	9	19 (f)
Reserve for potential plant disallowance	—	12	(12)
Other	30	(13)	15

Total	$140	$(261)	$304

(a)	See Note 2—Acquisitions and Dispositions for further discussion.
(b)	Includes investment income and realized gains (losses).
(c)	Includes other-than-temporary impairments totaling $255 million, $5 million and $8 million on nuclear decommissioning trust funds for the former ComEd units, the former PECO units and the AmerGen units, respectively.
(d)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Note 14—Nuclear Decommissioning and Spent Fuel Storage and Note 16—Fair Value of Financial Assets and Liabilities for more information regarding the regulatory accounting applied for certain nuclear units.
(e)	Reflects the collection of a note related to the sale of Infrasource. See Note 2—Acquisitions and Dispositions for further information.
(f)	In 2002, the debt portion of AFUDC of $8 million was recorded as a non-cash credit to other, net. Subsequent to 2002, the debt portion of AFUDC was recorded as a non-cash credit to interest expense.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Supplemental Cash Flow Information

The following table provides additional information about Exelon’s Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2004	2003	2002
Cash paid during the year
Interest (net of amount capitalized)	$888	$801	$905
Income taxes (net of refunds)	205	728	614
Non-cash investing and financing activities
Increase in asset retirement cost	829	—	—
Disposition of Boston Generating(a)	102	—	—
Note cancelled in conjunction with the acquisition of Sithe International from Sithe	92	—	—
Consolidation of Sithe pursuant to FIN 46-R	85	—	—
Purchase accounting estimate adjustments	36	59	—
Non-cash issuance of common stock	26	16	3
Issuance of note payable to acquire synthetic fuel interests	22	238	—
Resolution of certain tax matters and PECO / Unicom Merger severance adjustment	14	—	14
Capital lease obligations	1	—	52
Note received in connection with the sale of Sithe to Reservoir	—	92	—
Note issued to Sithe in the Exelon New England acquisition	—	2	534
Contribution of land from minority interest of consolidated subsidiary	—	—	12

(a)	See Note 2 – Acquisitions and Dispositions for additional information regarding the disposition of Boston Generating.

Supplemental Balance Sheet Information

The following tables provide additional information about assets recorded within Exelon’s Consolidated Balance Sheets as of December 31, 2004 and 2003.

December 31, 2004	Energy Delivery	Generation	Enterprises	Exelon
Investments
Equity method investments:
Direct financing leases	$—	$—	$—	$486
Financing trusts (a)	139	—	—	139
TEG and TEP (b)	—	79	—	79
Energy services and other ventures	2	10	2	14

Total equity method investments	141	89	2	718

Other investments:
Employee benefit trusts and investments	59	14	2	85
Energy services and other ventures	—	—	1	1

Total other investments	59	14	3	86

Total investments	$200	$103	$5	$804

(a)	Includes investments in financing trusts which were not consolidated within the financial statements of Exelon at December 31, 2004 pursuant to the provisions of FIN 46-R. See Note 1- Significant Accounting Policies for further discussion of the effects of FIN 46-R.
(b)	Generation acquired 49.5% interests in two facilities in Mexico on October 13, 2004. See Note 3–Sithe for further information on this transaction.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

December 31, 2003	Energy Delivery	Generation	Enterprises	Exelon
Investments
Equity method investments:
Direct financing leases	$—	$—	$—	$465
Financing trusts (a)	196	—	—	196
Affordable housing projects	—	—	—	77
Investment in EXRES SHC. Inc. (b)	—	47	—	47
Energy services and other ventures	2	11	30	44
Communications ventures	1	—	28	29

Total equity method investments	199	58	58	858

Other investments:
Employee benefit trusts and investments	53	7	—	72
Energy services and other ventures	—	—	25	25

Total other investments	53	7	25	97

Total investments	$252	$65	$83	$955

(a)	Includes investments in financing trusts which were not consolidated within the financial statements of Exelon at December 31, 2004 pursuant to the provisions of FIN 46-R. See Note 1- Significant Accounting Policies for further discussion of the effects of FIN 46-R.
(b)	On November 25, 2003, Generation, Reservoir and Sithe completed a series of transactions that restructured the ownership of Sithe, with Generation continuing to own a 50% interest in Sithe through EXRES SHC, Inc. See Note 3—Sithe and Note 25—Subsequent Events for further information on these transactions and the sale of Sithe in 2005.

Like-Kind Exchange Transaction. Prior to the PECO / Unicom Merger, UII, LLC (formerly Unicom Investments, Inc.) (UII), a wholly owned subsidiary of Exelon, entered into a like-kind exchange transaction pursuant to which approximately $1.6 billion was invested in passive generating station leases with two separate entities unrelated to Exelon. The generating stations were leased back to such entities as part of the transaction. For financial accounting purposes, the investments are accounted for as direct financing lease investments. UII holds the leasehold interests in the generating stations in several separate bankruptcy remote, special purpose companies it directly or indirectly wholly owns. Under the terms of the lease agreements, UII received a prepayment of $1.2 billion in the fourth quarter of 2000, which reduced the investment in the lease. The remaining payments are payable at the end of the thirty-year lease and there are no minimum scheduled lease payments to be received over the next five years. The components of the net investment in the direct financing leases were as follows:

	December 31,
	2004	2003
Total minimum lease payments	$1,492	$1,492
Less: unearned income	1,006	1,027

Net investment in direct financing leases	$486	$465

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2004	2003
Other deferred debits and other assets
Intangible assets (a)	$804	$429
Long-term prepaid state income taxes (b)	201	208
Long-term emission allowances	82	81
Chicago agreement (c)	59	63
Chicago arbitration settlement (d)	55	59
Other	217	151

Total	$1,418	$991

(a)	See Note 9—Intangible Assets for further information.
(b)	Long-term prepaid state income taxes relate to ComEd’s overpayment of state income taxes. The overpayment will be applied towards future state income tax payments.
(c)	On February 20, 2003, ComEd entered into separate agreements with Chicago and with Midwest Generation. Under the terms of the agreement with Chicago, ComEd will pay Chicago and other parties a total of $63 million over ten years and be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility. These payments were deferred and are amortized ratably over the life of the franchise agreement with Chicago through 2020.
(d)	On March 22, 1999, ComEd reached a settlement agreement with Chicago to end the arbitration proceeding between ComEd and Chicago regarding the January 1, 1992 franchise agreement and a supplement agreement. As part of the settlement agreement, ComEd paid $25 million each year from 1999 to 2002 to help ensure an adequate and reliable electric supply for Chicago. These payments were deferred and are amortized ratably over the life of the franchise agreement with Chicago through 2020.

The following tables provide information about the regulatory assets and liabilities of ComEd and PECO as of December 31, 2004 and 2003.

	December 31,
ComEd	2004	2003
Regulatory assets (liabilities)
Nuclear decommissioning	$(1,433)	$(1,183)
Removal costs	(1,011)	(973)
Reacquired debt costs and interest-rate swap settlements	118	172
Recoverable transition costs	87	131
Deferred income taxes	4	(61)
Other	31	23

Total	$(2,204)	$(1,891)

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
PECO	2004	2003
Regulatory assets (liabilities)
Competitive transition charges	$3,936	$4,303
Deferred income taxes	747	762
Non-pension postretirement benefits	52	58
Reacquired debt costs	42	49
MGP regulatory asset	32	34
DOE facility decommissioning	19	26
Nuclear decommissioning	(46)	(12)
Other	8	6

Long-term regulatory assets	4,790	5,226
Deferred energy costs (current asset)	71	81

Total	$4,861	$5,307

Nuclear decommissioning. These amounts represent future nuclear decommissioning costs that exceed (regulatory asset) or are less than (regulatory liability) the associated decommissioning trust fund assets. Exelon believes the trust fund assets, including prospective earnings thereon and any future collections from ratepayers, will equal the associated future decommissioning costs at the time of decommissioning. See Note 14—Nuclear Decommissioning and Spent Fuel Storage.

Removal costs. These amounts represent funds received from ratepayers to cover the future removal of property, plant and equipment. See Note 7—Property, Plant and Equipment for further information.

Reacquired debt costs and interest-rate swap settlements. The reacquired debt costs represent premiums paid for the early extinguishment and refinancing of long-term debt, which is amortized over the life of the new debt issued to finance the debt redemption. Interest-rate swap settlements are deferred and amortized over the period that the related debt is outstanding.

Recoverable transition costs. These charges, related to amounts that would have been unrecoverable but for the recovery mechanism, such as the CTC allowed under the Illinois restructuring act, are amortized based on the expected return on equity of ComEd in any given year. ComEd expects to fully recover and amortize these charges by the end of 2006, but may increase or decrease its annual amortization to maintain its earnings within the earnings cap provisions established by Illinois legislation. See Note 5—Regulatory Issues for discussion of recoverable transition cost amortization.

Deferred income taxes. These costs represent the difference between the method by which the regulator allows for the recovery of income taxes and how income taxes would be recorded by unregulated entities. Regulatory assets and liabilities associated with deferred income taxes, recorded in compliance with SFAS No. 71 and SFAS No. 109, include the deferred tax effects associated principally with liberalized depreciation accounted for in accordance with the rate-making policies of the ICC and PUC, as well as the revenue impacts thereon, and assume continued recovery of these costs in future rates. See Note 13—Income Taxes.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Competitive transition charges. These charges represent PECO’s stranded costs that the PUC determined would be recoverable through regulated rates. These costs are related to the deregulation of the generation portion of the electric utility business in Pennsylvania. The CTC includes intangible transition property sold to PETT, an unconsolidated subsidiary of PECO, in connection with the securitization of PECO’s stranded cost recovery. These charges are being amortized through December 31, 2010 with a return on the unamortized balance of 10.75%.

Non-pension postretirement benefits. These costs are the result of transitioning to SFAS No. 106 in 1993, which are recoverable in rates through 2012.

MGP regulatory asset. These costs represent estimated MGP-related environmental remediation costs at PECO which are recoverable through regulated gas rates.

DOE facility decommissioning. These costs represent PECO’s share of recoverable decommissioning and decontamination costs of the DOE nuclear fuel enrichment facilities established by the National Energy Policy Act of 1992.

Deferred energy costs (current asset). These costs represent fuel costs recoverable under the purchase gas adjustment clause.

Recovery of regulatory assets. The regulatory assets related to deferred income taxes and non-pension post retirement benefits did not require a cash outlay of investor supplied funds; consequently, these costs are not earning a rate of return. Recovery of the regulatory assets for loss on reacquired debt, recoverable transition costs, MGP remediation costs and deferred energy costs is provided for through regulated revenue sources. Therefore, these costs are earning a rate of return.

The following tables provide additional information about liabilities recorded within Exelon’s Consolidated Balance Sheets as of December 31, 2004 and 2003.

	December 31,
	2004	2003
Accrued expenses
Compensation-related accruals (a)	$346	$329
Taxes accrued	312	336
Interest accrued	252	247
Severance accrued	69	139
Other accrued expenses	164	209

Total	$1,143	$1,260

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables provide additional information about accumulated other comprehensive income recorded within Exelon’s Consolidated Balance Sheets as of December 31, 2004 and 2003.

	December 31,
	2004	2003
Accumulated other comprehensive loss
Minimum pension liability	$(1,372)	$(980)
Net unrealized loss on cash-flow hedges	(138)	(140)
Unrealized gain on marketable securities	61	10
Foreign currency translation adjustment	3	1

Total accumulated other comprehensive loss	$(1,446)	$(1,109)

22. Segment Information

Exelon operates in three business segments: Energy Delivery (ComEd and PECO), Generation and Enterprises. Exelon evaluates the performance of its business segments based on net income.

Energy Delivery’s business consists of the purchase and regulated sale of electricity and distribution and transmission services by ComEd in northern Illinois, including the City of Chicago, and by PECO in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia. Generation consists principally of the electric generating facilities and wholesale energy marketing operations of Generation, the competitive retail sales business of Exelon Energy Company, Generation’s interest in Sithe and certain other generation projects. Enterprises consists primarily of the remaining infrastructure and electric contracting businesses of F&M Holdings. See Note 2—Acquisitions and Dispositions for information regarding dispositions within the Generation and Enterprises segments in 2004 and 2003 and Note 3—Sithe and Note 25—Subsequent Events regarding the sale of Sithe in 2005.

Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation. Segment information for 2003 and 2002 included in the table below has been adjusted to reflect Exelon Energy Company as part of the Generation segment.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

An analysis and reconciliation of Exelon’s business segment information to the respective information in the consolidated financial statements are as follows:

	Energy Delivery	Generation (a)	Enterprises (a)	Corporate	Intersegment Eliminations	Consolidated
Total revenues:
2004	$10,290	$7,938	$155	$669	$(4,537)	$14,515
2003	10,202	8,760	923	402	(4,475)	15,812
2002	10,457	7,320	1,336	346	(4,504)	14,955
Intersegment revenues:
2004	$27	$3,841	—	$669	$(4,537)	$—
2003	76	3,920	81	398	(4,475)	—
2002	76	4,000	89	341	(4,506)	—
Depreciation and amortization:
2004	$928	$294	$1	$82	$—	$1,305
2003	873	201	24	28	—	1,126
2002	978	292	39	31	—	1,340
Operating expenses:
2004	$7,659	$6,908	$217	$836	$(4,538)	$11,082
2003	7,579	8,898	1,062	472	(4,476)	13,535
2002	7,597	6,814	1,347	402	(4,504)	11,656
Interest expense:
2004	$672	$167	$13	$61	$(8)	$905
2003	747	89	9	45	(9)	881
2002	854	79	10	74	(51)	966
Income taxes:
2004	$706	$372	$6	$(392)	$—	$692
2003	718	(190)	(70)	(127)	—	331
2002	765	233	53	(53)	—	998
Cumulative effect of changes in accounting principles:
2004	$—	$32	$(9)	$—	$—	$23
2003	5	108	(1)	—	—	112
2002	—	2	(232)	—	—	(230)
Net income (loss):
2004	$1,128	$673	$(22)	$85	$—	$1,864
2003	1,175	(151)	(118)	(1)	—	905
2002	1,268	367	(145)	(50)	—	1,440
Capital expenditures:
2004	$946	$960	$—	$15	$—	$1,921
2003	962	953	14	25	—	1,954
2002	1,041	991	43	75	—	2,150
Total assets:
2004	$27,574	$16,438	$274	$(1,516)	$—	$42,770
2003	28,369	14,765	697	(1,895)	—	41,936
2002	27,036	11,059	1,124	(1,350)	—	37,869

(a)	Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, was transferred to Generation. Segment information for 2003 and 2002 included in the table above has been adjusted to reflect Exelon Energy Company as part of the Generation segment.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

23. Related Party Transactions

Exelon’s financial statements reflect related-party transactions with unconsolidated affiliates as reflected in the tables below. Exelon accounted for its investment in AmerGen as an equity investment prior to the acquisition of the remaining 50% interest in December 2003 and its investment in Sithe as an equity method investment prior to its consolidation as of March 31, 2004.

	For the Years Ended December 31,
	2004	2003	2002
Operating revenues from PETT	$10	$—	$—
Operating revenues from ComEd Transitional Funding Trust	3	—	—
Purchased power from AmerGen (a)	—	382	273
Interest income from AmerGen (b)	—	1	2
Interest expense to financing affiliates (c)
ComEd Transitional Funding Trust	85	—	—
ComEd Financing II	13	—	—
ComEd Financing III	13	—	—
PETT	235	—	—
PECO Trust III	6	—	—
PECO Trust IV	6	3	—
Interest expense to Sithe (d)	—	9	2
Services provided to AmerGen (e)	—	111	70
Services provided to Sithe (f)	—	—	1
Services provided by Sithe (g)	—	—	13
Equity in earnings (losses) from unconsolidated affiliates
ComEd Funding LLC	(20)	—	—
ComEd Financing III	1	—	—
PETT	(25)	—	—

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2004	2003
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$9	$9
Investment in subsidiaries
ComEd Funding LLC	36	56
ComEd Financing II	10	11
ComEd Financing III	6	6
PETT	77	104
PECO Energy Capital Corp	4	16
PECO Trust IV	6	3
Receivables from affiliates (noncurrent)
ComEd Transitional Funding Trust	10	9
PECO Trust IV	—	1
Payables to affiliates (current)
ComEd Financing II	6	6
ComEd Financing III	4	4
PECO Energy Capital Corp	—	1
PECO Trust III	1	10
Long-term debt to financing trusts (including due within one year)
ComEd Transitional Funding Trust	1,341	1,676
ComEd Financing II	155	155
ComEd Financing III	206	206
PETT	3,456	3,849
PECO Trust III	81	81
PECO Trust IV	103	103

	December 31,
	2004	2003
Note receivable from Sithe (h)	$—	$3
Note payable to Sithe (d)	—	90
Note receivable from EXRES SHC, Inc. (i)	—	92

(a)	Prior to Generation’s purchase of British Energy’s 50% interest in AmerGen in December 2003, AmerGen was an unconsolidated affiliate of Exelon and Generation and was considered to be a related party of Exelon and Generation. Generation entered into PPAs dated June 26, 2003, December 18, 2001 and November 22, 1999 with AmerGen. Generation agreed to purchase 100% of the energy generated by Oyster Creek through April 9, 2009. Generation agreed to purchase from AmerGen all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Generation agreed to purchase all of the residual energy from Clinton not sold to Illinois Power through December 31, 2002. Currently, the residual output is approximately 31% of the total output of Clinton. See Note 2 – Acquisitions and Dispositions for a description of Generation’s purchase of British Energy’s interest in AmerGen in December 2003.
(b)	In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the 1-month London Interbank Offering Rate plus 2.25%. In July 2002, the limit of the loan agreement was increased to $100 million and the maturity date was extended to July 1, 2003. The principal balance of the loan was repaid in full in 2003.
(c)	In conjunction with the adoption of FIN 46, PECO Trust IV was deconsolidated from Exelon’s financial statements as of July 1, 2003. Additionally, in conjunction with the adoption of FIN 46-R, effective December 31, 2003, the financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC and ComEd Transitional Funding Trust, and the other financing trusts of PECO, namely PECO Trust III and PETT, were deconsolidated from Exelon’s financial statements. As a result, $5.3 billion and $6.1 billion of debt was recorded as a debt to financing trusts within the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively. Prior periods were not restated.
(d)

Under the terms of the agreement to acquire Exelon New England dated November 1, 2002, Generation issued a $534 million note to be paid in full on June 18, 2003 to Sithe. In June 2003, the principal of the note was increased $2 million, and

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the payment terms of the note were changed. During 2003, Generation paid $446 million on this note. In the first quarter of 2004, Generation paid $27 million prior to consolidation of Sithe in accordance with the provisions of FIN 46-R. The balance of the note, which bore interest at the rate of LIBOR plus 0.875%, was paid upon the completion of a series of transactions that resulted in Generation’s exit from its investment in Sithe on January 31, 2005. See Note 25 – Subsequent Events regarding the sale of Generation’s investment in Sithe.

(e)	Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. Generation is compensated for these services at cost.
(f)	Under a service agreement dated December 18, 2000, Generation provides certain engineering and environmental services for fossil facilities owned by Sithe and for certain developmental projects. Generation is compensated for these services at cost.
(g)	Under a service agreement dated December 18, 2000, Sithe provides Generation certain fuel and project development services. Sithe is compensated for these services at cost. Under a service agreement dated November 1, 2002, Sithe provides Generation certain transition services related to the transition of the Exelon New England asset acquisition, which occurred in November 2002.
(h)	In December 2003, Sithe received letter of credit proceeds of $3 million, which Generation was billed on behalf of Sithe.
(i)	In connection with a series of transactions in November 2003 that restructured the ownership of Sithe (see Note 3 – Sithe for additional information), Exelon received a $92 million note receivable from EXRES SHC, Inc, which holds the common stock of Sithe. Exelon owns 50% of EXRES SHC, Inc. and consolidated its investment pursuant to FIN 46-R effective March 31, 2004. Prior to the consolidation of EXRES SHC, Inc. in connection with FIN 46-R, EXRES SHC, Inc. was an unconsolidated affiliate of Exelon and was considered to be a related party to Exelon. This note was cancelled in connection with the purchase of Sithe International. See Note 3 – Sithe for additional information.

24. Quarterly Data (Unaudited)

The data shown below include all reclassifications which Exelon considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Income (Loss) Before the Cumulative Effect of Changes in Accounting Principles		Net Income (Loss)
	2004	2003	2004 (a)	2003 (b)	2004	2003	2004	2003
Quarter ended:
March 31 (c)	$3,722	$4,074	$752	$788	$380	$249	$412	$361
June 30	3,550	3,721	811	822	521	372	521	372
September 30	3,865	4,441	1,228	6	577	(102)	568	(102)
December 31	3,378	3,576	641	661	363	274	363	274

(a)	Operating income has been adjusted to reflect a reclassification from operating and maintenance expense to other, net of $30 million and $28 million, for the three months ended March 31, 2004 and June 30, 2004, respectively, for comparison purposes related to decommissioning accounting presentation. These reclassifications had no impact on net income as reported.
(b)	Operating income has been adjusted to reflect a reclassification from operating and maintenance expense to other, net of $31 million, $22 million, $23 million and $3 million for the three months ended March 31, 2003, June 30, 2003, September 30, 2004 and December 31, 2004 respectively, for comparison purposes related to decommissioning accounting presentation. These reclassifications had no impact on net income as reported.
(c)	Operating income, income before the cumulative effect of changes in accounting principles and net income for the three months ended March 31, 2004 have been adjusted to reflect a reduction in net periodic postretirement benefit cost of $6 million due to the adoption of FSP FAS 106-2. See Note 1—Significant Accounting Policies for additional information.

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	Average Basic Shares Outstanding (in millions)		Earnings (Loss) per Basic Share Before the Cumulative Effect of Changes in Accounting Principles		Net Income (Loss) per Basic Share
	2004	2003	2004	2003	2004	2003
Quarter ended:
March 31 (a)	659	648	$0.57	$0.39	$0.63	$0.56
June 30	661	650	0.79	0.57	0.79	0.57
September 30	661	652	0.87	(0.16)	0.86	(0.16)
December 31	664	655	0.55	0.42	0.55	0.42

(a)	Earnings per basic share before the cumulative effect of changes in accounting principles and net income per basic share for the three months ended March 31, 2004 have been increased by $0.01 to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2. See Note 1—Significant Accounting Policies for additional information.

	Average Diluted Shares Outstanding (in millions)		Earnings (Loss) per Diluted Share Before the Cumulative Effect of Changes in Accounting Principles		Net Income (Loss) per Diluted Share
	2004	2003	2004	2003	2004	2003
Quarter ended:
March 31 (a)	665	652	$0.56	$0.38	$0.62	$0.55
June 30	667	655	0.78	0.57	0.78	0.57
September 30	669	652	0.86	(0.16)	0.85	(0.16)
December 31	672	661	0.54	0.41	0.54	0.41

(a)	Earnings per diluted share before the cumulative effect of changes in accounting principles and net income per diluted share for the three months ended March 31, 2004 have been increased by $0.01 to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2. See Note 1—Significant Accounting Policies for additional information.

The following table presents the New York Stock Exchange—Composite Common Stock Prices and dividends by quarter on a per share basis:

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$44.90	$37.90	$34.89	$34.43	$33.31	$31.98	$30.46	$27.60
Low price	36.73	32.69	30.92	32.18	30.48	27.09	24.83	23.04
Close	44.07	36.69	33.29	34.43	33.18	31.75	29.91	25.21
Dividends	0.400	0.305	0.275	0.275	0.250	0.250	0.230	0.230

Exelon Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

25. Subsequent Events

ComEd

In the first quarter 2005, ComEd received final approval of the income tax refund described in Note 20—Commitments and Contingencies; however the calculation of the claim, including interest has not been finalized. As a portion of the refund will be recorded against goodwill under the provisions of EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the net result is not anticipated to have a material impact on Exelon’s results of operations.

Generation

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s exit from its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy. Prior to closing on the sale to Dynegy, subsidiaries of Generation received from Sithe approximately $65 million in cash distributions. As a result of the sale, Exelon will deconsolidate from its balance sheet approximately $820 million of debt and will be released from approximately $125 million of credit support associated with the Independence project. Additionally, Exelon issued certain guarantees to Dynegy that will be taken into account in the final determination of the gain or loss on the sale. See further information regarding Generation’s investment in Sithe at Note 3—Sithe.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ComEd

Executive Overview

During 2004, ComEd has focused on living up to its reliability and safety commitments while pursuing greater productivity, quality and innovation. Highlights for the year included the following:

Financial Results. ComEd experienced an overall decline in net income of 4% in 2004. This decline was primarily due to charges of $130 million recorded in connection with the early retirement of long-term debt, lower operating revenues as a result of lower CTC collections, unfavorable weather and customers purchasing energy from an alternative electric supplier or the PPO and higher purchased power expense. ComEd’s 2004 results were favorably affected by lower operating and maintenance and lower interest expense.

Investment Strategy. ComEd continued to invest in its infrastructure, spending approximately $720 million in 2004 and expects to invest over $740 million in 2005.

Financing Activities. ComEd met its capital resource commitments primarily with internally generated cash, a return of contributions to the intercompany money pool and the satisfaction of receivables. When necessary, ComEd obtains funds from external sources, including the capital markets, the intercompany money pool and through bank borrowings. ComEd repaid $1.2 billion of outstanding debt, including $1.0 billion prior to its maturity and $206 million at maturity, which is expected to result in annual interest savings of approximately $70 million in 2005, and repaid approximately $335 million of its long-term payable to ComEd Transitional Funding Trust in 2004.

Regulatory Developments. PJM Integration. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM and transferred control of ComEd’s Open Access Same Time Information System to PJM. On April 27, 2004 the FERC issued its order approving ComEd’s application, subject to certain stipulations, including a provision to hold certain utilities in Michigan and Wisconsin harmless from the associated impacts for ComEd to join PJM. ComEd agreed to these stipulations and fully integrated its transmission facilities into PJM on May 1, 2004. In the fourth quarter of 2004, ComEd entered into settlement agreements with all such Michigan and Wisconsin utilities requiring a total payment of approximately $4 million by ComEd. FERC has approved these agreements and payment is expected to be made in the first quarter of 2005.

PECO and ComEd’s membership in PJM supports Exelon’s commitment to competitive wholesale electric markets and will provide Exelon the benefits of more transparent, liquid and competitive markets for the sale and purchase of electric energy and capacity. Upon joining PJM, ComEd began incurring administrative fees, which are expected to approximate $25 million annually. ComEd believes such costs will ultimately be offset by the benefits of full access to a wholesale competitive marketplace and increased revenue requirements, particularly after ComEd’s regulatory transition period ends in 2006; however, changes in market dynamics could affect the ultimate financial impact on ComEd.

Through and Out Rates. In November 2004, the FERC issued two orders authorizing ComEd to recover from various entities revenue representing amounts ComEd will lose as a result of the elimination of through and out (T&O) charges, for energy flowing across ComEd’s transmission system, that were terminated pursuant to the FERC orders effective December 1, 2004. The collection of this revenue will be over a transitional period of December 1, 2004 through March 31, 2006. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter after the rehearing order is issued. During 2004 prior to the termination of the net T&O charges,

ComEd collected T&O charges of approximately $50 million. As a result of this proceeding, ComEd may see reduced net collections of these charges. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on ComEd’s financial condition, results of operations or cash flows.

Rate Design Proceeding. Certain PJM transmission owners, including ComEd, are subject to a rate design proceeding before the FERC. The issues in this proceeding involve the methodology by PJM to charge customers for each PJM transmission owner’s regulated revenue requirement associated with its electric transmission facilities. On January 31, 2005, certain PJM transmission owners, including ComEd, made two separate filings in which the transmission owners jointly proposed to retain the present modified zonal rate design applicable within PJM and to implement three separate rate options for recovery of the revenue requirement associated with their new and existing facilities. As part of the group of PJM transmission owners, ComEd proposed to retain the present rate design through January 2008, at which time the FERC could reevaluate the continuation of the rate design in PJM. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on ComEd’s financial condition, results of operations or cash flows.

Open Access Transmission Tariff. On November 10, 2003, the FERC issued an order allowing ComEd to put into effect, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure investments made since 1998; however, because of the Illinois retail rate freeze and the method for calculating CTCs, the increase is not expected to significantly increase operating revenues until December 31, 2006. During the third quarter 2004, a settlement was reached, which was approved by the FERC in the fourth quarter of 2004, which established new rates that became effective May 1, 2004.

Regulatory Outlook. Restructuring in the U.S. electric industry is at a crossroads at both the Federal and state levels, with continuing debate at the FERC on regional transmission organizations (RTO) and standard market platform issues and in many states on the “post-transition” format. Some states abandoned failed transition plans (like California), some states are adjusting or have adjusted current transition plans (like Ohio) and the State of Illinois (by 2007) is considering options to preserve choice for large customers and rate stability for mass market customers, while ensuring the financial returns needed for continuing investments in reliability. ComEd will continue to be an active participant in these policy debates, while continuing to focus on improving operations and controlling costs.

As ComEd nears the end of the restructuring transition period and related rate freeze in Illinois, ComEd will also continue to work with Federal and state regulators, state and local governments, customer representatives and other interested parties to develop appropriate processes for establishing future rates in restructured electricity markets. ComEd will strive to ensure that future rate structures recognize the substantial improvements ComEd has made, and will continue to make, in its transmission and distribution systems. ComEd will also work to ensure that its rates are adequate to cover its costs of obtaining electric power and energy from its suppliers, which could include Generation, for the costs associated with procuring full-requirements power given ComEd’s Provider of Last Resort (POLR) obligations.

In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report to the Illinois General Assembly which was generally supportive of continuing under the existing regulatory framework and of utilities procuring supply through a full-requirements, vertical tranche, descending clock auction process with full recovery of the supply costs from retail customers. In 2005, utilities, including ComEd, are expected to begin to seek regulatory approval of structures that implement the methodologies supported by the report or such other proposals as they may choose to make. ComEd intends to make various filings during 2005 to begin the process to establish rates for the post-transition period. These filings will include a proposal consistent with the auction process described above. All such methodologies and proposals will be subject to regulatory approval. ComEd cannot predict which particular proposals will be approved.

Outlook for 2005 and Beyond. On December 20, 2004, Exelon entered into a merger agreement with PSEG, a holding company for an electric and gas utility company primarily located and serving customers in New Jersey. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the first quarter of 2006. However, the transaction is contingent upon, among other things, the approval by shareholders of PSEG of the merger and shareholders of Exelon of the shares to be issued in the merger, antitrust clearance and a number of regulatory approvals and reviews. Exelon and ComEd are in the process of evaluating the impacts of the merger.

ComEd’s financial results will be affected by a number of factors, including weather conditions and the continued successful implementation of operational improvement initiatives. If weather is warmer than normal in the summer months or colder than normal in the winter months, operating revenues at ComEd generally will be favorably affected. In addition, ComEd is required annually to assess its goodwill to determine if it is impaired. Based on certain anticipated reductions to cash flows subsequent to the transition period (primarily competitive transition charges), ComEd believes there is a reasonable possibility that goodwill may be impaired in 2005 or future periods, and such impairment may be significant.

While the U.S. economic recovery appears underway, ComEd’s current plans are based on moderate kilowatthour sales growth (1% to 2%). Continued implementation of cost reduction initiatives is needed to offset labor and material cost escalation, especially the double digit increases in health care costs. ComEd’s stable base of over three million customers will provide a solid platform with which to meet these challenges.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	2004	2003	Favorable (unfavorable) variance
OPERATING REVENUES	$5,803	$5,814	$(11)

OPERATING EXPENSES
Purchased power	2,588	2,501	(87)
Operating and maintenance	897	1,093	196
Depreciation and amortization	410	386	(24)
Taxes other than income	291	267	(24)

Total operating expense	4,186	4,247	61

OPERATING INCOME	1,617	1,567	50

OTHER INCOME AND DEDUCTIONS
Interest expense	(369)	(423)	54
Distributions on mandatorily redeemable preferred securities	—	(26)	26
Equity in losses of unconsolidated affiliates	(19)	—	(19)
Net loss on extinguishment of long-term debt	(130)	—	(130)
Other, net	34	49	(15)

Total other income and deductions	(484)	(400)	(84)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,133	1,167	(34)
INCOME TAXES	457	465	8

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	676	702	(26)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, (net of income taxes)	—	5	(5)

NET INCOME	$676	$707	$(31)

Net Income

Net income was affected by losses due to the extinguishment of long-term debt, lower operating revenues primarily due to unfavorable weather and customers purchasing energy from an alternative electric supplier or PPO and higher purchased power expense, partially offset by lower operating and maintenance expense and lower interest expense.

Operating Revenues

ComEd’s electric sales statistics and revenue detail are as follows:

Retail Deliveries—(in GWhs) (a)	2004	2003	Variance	% Change
Full service (b)
Residential	26,463	26,206	257	1.0%
Small commercial & industrial	20,186	21,541	(1,355)	(6.3%)
Large commercial & industrial	6,061	5,921	140	2.4%
Public authorities & electric railroads	4,221	5,125	(904)	(17.6%)

Total full service	56,931	58,793	(1,862)	(3.2%)

Delivery only (c)
Small commercial & industrial	7,107	6,006	1,101	18.3%
Large commercial & industrial	12,422	9,909	2,513	25.4%
Public authorities & electric railroads	1,410	1,402	8	0.6%

	20,939	17,317	3,622	20.9%

PPO
Small commercial & industrial	3,594	3,318	276	8.3%
Large commercial & industrial	4,223	4,348	(125)	(2.9%)
Public authorities & electric railroads	1,670	1,925	(255)	(13.2%)

	9,487	9,591	(104)	(1.1%)

Total delivery only and PPO	30,426	26,908	3,518	13.1%

Total retail deliveries	87,357	85,701	1,656	1.9%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).
(b)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(c)	Delivery only revenue reflects revenue from customers electing to receive generation service from an alternative energy supplier, which includes a distribution charge and a CTC.

Electric Revenue	2004	2003	Variance	% Change
Full service (a)
Residential	$2,295	$2,272	$23	1.0%
Small commercial & industrial	1,604	1,667	(63)	(3.8%)
Large commercial & industrial	290	304	(14)	(4.6%)
Public authorities & electric railroads	261	316	(55)	(17.4%)

Total full service	4,450	4,559	(109)	(2.4%)

Delivery only (b)
Small commercial & industrial	134	139	(5)	(3.6%)
Large commercial & industrial	170	175	(5)	(2.9%)
Public authorities & electric railroads	28	33	(5)	(15.2%)

	332	347	(15)	(4.3%)

PPO (c)
Small commercial & industrial	246	225	21	9.3%
Large commercial & industrial	240	240	—	—
Public authorities & electric railroads	92	103	(11)	(10.7%)

	578	568	10	1.8%

Total delivery only and PPO	910	915	(5)	(0.5%)

Total electric retail revenues	5,360	5,474	(114)	(2.1%)
Wholesale and miscellaneous revenue (d)	443	340	103	30.3%

Total electric revenue	$5,803	$5,814	$(11)	(0.2%)

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(b)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive electric generation service from an alternative electric supplier, which includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers are included in wholesale and miscellaneous revenue.
(c)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.
(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

The changes in electric retail revenues for 2004 compared to 2003 consisted of the following:

Variance
Weather	$(113)
Customer choice	(104)
Rate changes and mix	(75)
Volume	178

Electric retail revenue	(114)

PJM transmission	164
T&O charges	(41)
Other effects	(20)

Wholesale and miscellaneous revenue	103

Total decrease in electric revenue	$(11)

Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact for the year ended December 31, 2004 was unfavorable compared to the same period in 2003 as a result of milder weather in 2004. Cooling degree-days decreased 12% and heating degree-days decreased 6% in the year ended December 31, 2004 compared to the same period in 2003.

Customer Choice. All ComEd customers have the choice to purchase energy from an alternative electric supplier. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd; however, as of December 31, 2004, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen, to enter the ComEd residential market for the supply of electricity.

The decrease in revenues reflects increased non-residential customers in Illinois electing to purchase energy from an alternative electric supplier or the PPO. As of December 31, 2004 and 2003, the number of retail customers that had elected to purchase energy from an alternative electric supplier or the ComEd PPO was approximately 22,100 and 20,300, respectively, representing less than 1% of total customers in each year. Deliveries to such customers increased from 26,908 GWhs for the year ended December 31, 2003 to 30,426 GWhs for the year ended December 31, 2004, or from 31% to 35% of total annual retail deliveries.

For the year ended December 31, 2004, the energy provided by alternative electric suppliers was 20,939 GWhs, or 24% of total retail deliveries, as compared to 17,317 GWhs, or 20% for the year ended December 31, 2003.

Rate Changes and Mix. In addition to a change in revenue from the change in rate mix due to changes in monthly usage patterns in all customer classes during 2004 compared to 2003, revenue changed as a result of rate changes. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity and other adjustments to the energy component, decreased the collection of CTCs as compared to the respective prior year period. ComEd’s CTC revenues decreased by $135 million for the year ended December 31, 2004 as compared to the same period in 2003. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under the ComEd PPO and by increased average rates paid by small and large commercial and industrial customers totaling $53 million. For the years ended December 31, 2004 and December 31, 2003, ComEd collected $169 million and $304 million, respectively, of CTC revenue. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates beginning in 2003, ComEd anticipates that this revenue source will range from $90 million to $110 million annually in 2005 and 2006. Under the current restructuring statute, no CTCs will be collected after 2006.

Volume. ComEd’s electric revenues from higher delivery volume, exclusive of effects of weather and customer choice, increased due to an increased number of customers and increased usage per customer, generally across all customer classes.

PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased by $164 million in the year ended December 31, 2004 relative to 2003 due to ComEd’s May 1, 2004 entry into PJM.

T&O charges. Prior to FERC orders issued in November 2004, ComEd collected through and out (T&O) charges for energy flowing across ComEd’s transmission system. Charges collected as the transmission owner were recorded in operating revenues. In addition after ComEd joined PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load serving entity. The collections received as a load serving entity were recorded as a decrease to purchased power expense. See Note 2 of ComEd’s Notes to Consolidated Financial Statements for more information on T&O charges.

Purchased Power

The changes in purchased power expense for 2004 compared to 2003 consisted of the following:

Increase (decrease)
PJM transmission (a)	$164
Higher volume	94
PJM administrative fees (b)	15
Customers choosing to purchase energy from an alternative electric supplier	(87)
Weather	(57)
T&O charges (c)	(22)
Pricing related to ComEd’s PPA with Generation	(7)
Other	(13)

Increase in purchased power expense	$87

(a)	ComEd’s transmission revenues and purchased power expense each increased by $164 million due to ComEd’s May 1, 2004 entry into PJM. See “Operating Revenues” above.
(b)	ComEd fully integrated into PJM on May 1, 2004.
(c)	Prior to FERC orders issued in November 2004, ComEd collected through and out (T&O) charges for energy flowing across ComEd’s transmission system. Charges collected as the transmission owner were recorded in operating revenues. In addition after ComEd joined PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load serving entity. The collections received as a load serving entity were recorded as a decrease to purchased power expense. See Note 2 of ComEd’s Notes to Consolidated Financial Statements for more information on T&O charges.

Operating and Maintenance

The changes in operating and maintenance expense for 2004 compared to 2003 consisted of the following:

Increase (decrease)
Severance and severance-related expenses	$(115)
Charge recorded at ComEd in 2003 (a)	(41)
Payroll expense (b)	(25)
Contractors	(18)
FERC annual fees (c)	(11)
Environmental charges	(10)
Allowance for uncollectible accounts expense	(9)
Incremental storm costs	(7)
Corporate allocations (d)	43
Tax consultant fees (e)	5
Employee fringe benefits (f)	3
Other	(11)

Decrease in operating and maintenance expense	$(196)

(a)	In 2003, ComEd reached an agreement with various Illinois retail market participants and other interested parties. See Note 2 of ComEd’s Notes to Consolidated Financial Statements, Delivery Service Rates.
(b)	ComEd had fewer employees in 2004 compared to 2003.
(c)	After joining PJM on May 1, 2004, ComEd is no longer charged annual fees by the FERC. PJM pays the annual FERC fees. This represents the reversal of annual FERC fees.
(d)	Higher corporate allocations primarily result from centralization of information technology, supply, human resources, communications, and finance functions into BSC from all of the Exelon operating companies, and changes in the corporate governance allocation calculation. Corporate governance allocations increased overall as a result of higher centralized costs distributed out of BSC, the sale of the Enterprises companies resulting in ComEd comprising a greater base percentage of Exelon, and an SEC-mandated change to the methodology used to allocate Exelon’s corporate governance costs.
(e)	ComEd recorded a $5 million charge for contingent fees paid to a tax consultant. See Note 15 of ComEd’s Notes to Consolidated Financial Statements for more information.
(f)	Employee fringe benefits include a $6 million reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2, which was adopted during the second quarter of 2004.

Depreciation and Amortization

Depreciation and amortization expense increased for 2004 compared to 2003 as follows:

	2004	2003	Variance
Depreciation expense	$329	$308	$21
Recoverable transition costs amortization	44	44	—
Other amortization expense	37	34	3

Total depreciation and amortization	$410	$386	$24

The increase in depreciation expense is primarily due to capital additions.

Recoverable transition costs amortization remained constant in 2004 as compared to 2003. ComEd expects to fully recover its recoverable transition costs regulatory asset balance of $87 million by 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.

Taxes Other Than Income

Taxes other than income increased in 2004 primarily as a result of a $25 million credit in 2003 for use tax payments for periods prior to the PECO / Unicom Merger and a refund of $5 million for Illinois Electricity Distribution taxes in 2003 partially offset by a refund of $8 million for the Illinois Electricity Distribution taxes in 2004.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

The aggregate of interest expense and distributions on mandatorily redeemable preferred securities decreased as a result of scheduled principal payments, debt retirements and prepayments, and refinancings at lower rates. Effective December 31, 2003, upon the adoption of FIN 46-R, ComEd deconsolidated its financing trusts (see Note 2 of ComEd’s Notes to Consolidated Financial Statements). ComEd no longer records distributions on mandatorily redeemable preferred securities, but records interest expense to affiliates related to ComEd’s obligations to the financing trusts. This decrease was offset by $4 million of less allowance for funds used during construction (AFUDC) debt recorded during the year ended December 31, 2004 as a result of lower construction work in process balances.

Equity in Losses of Unconsolidated Affiliates

During the year ended December 31, 2004, ComEd recorded $19 million of equity in net losses of subsidiaries as a result of deconsolidating its financing trusts.

Net Loss on Extinguishment of Long-Term Debt

In 2004, Exelon initiated an accelerated liability management plan at ComEd that resulted in the retirement of approximately $1.2 billion of long-term debt, including $1.0 billion prior to its maturity and $206 million at maturity. During 2004, ComEd recorded charges of $130 million associated with the retirement of debt under the plan. The components of these charges included the following: $86 million of prepayment premiums; $12 million of net unamortized premiums, discounts and debt issuance costs; $24 million of losses on reacquired debt previously deferred as regulatory assets; and $12 million of settled cash-flow interest-rate swaps previously deferred as regulatory assets partially offset by $4 million of unamortized gain on settled fair value interest-rate swaps.

Other, Net

The change in other, net primarily results from the reversal of a $12 million reserve for potential plant disallowance in 2003 as a result of the Agreement (see “Operating and Maintenance” above), a reduction in AFUDC equity of $5 million during 2004 as a result of lower construction work in process balances and a $5 million decrease in interest income on the long-term receivable from UII, LLC (formerly Unicom Investments, Inc.) as a result of a lower principal balance.

Income Taxes

The effective income tax rate was 40% in 2004 and in 2003. See Note 9 of ComEd’s Notes to the Consolidated Financial Statements for further discussion of the effective income tax rate.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	2003	2002	Favorable (unfavorable) variance
OPERATING REVENUES	$5,814	$6,124	$(310)

OPERATING EXPENSES
Purchased power	2,501	2,585	84
Operating and maintenance	1,093	964	(129)
Depreciation and amortization	386	522	136
Taxes other than income	267	287	20

Total operating expense	4,247	4,358	111

OPERATING INCOME	1,567	1,766	(199)

OTHER INCOME AND DEDUCTIONS
Interest expense	(423)	(484)	61
Distributions on mandatorily redeemable preferred securities	(26)	(30)	4
Other, net	49	44	5

Total other income and deductions	(400)	(470)	70

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,167	1,296	(129)

INCOME TAXES	465	506	41

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	702	790	(88)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, (net of income taxes)	5	—	5

NET INCOME	$707	$790	$(83)

Net Income

Net income was affected by lower operating revenues primarily due to unfavorable weather and customers purchasing energy from an alternative electric supplier or PPO and higher operating and maintenance expense, partially offset by lower depreciation and amortization expense, lower purchased power expense and lower interest expense.

Operating Revenues

ComEd’s electric sales statistics are as follows:

Retail Deliveries—(in GWhs) (a)	2003	2002	Variance	% Change
Full service (b)
Residential	26,206	27,474	(1,268)	(4.6%)
Small commercial & industrial	21,541	22,365	(824)	(3.7%)
Large commercial & industrial	5,921	7,885	(1,964)	(24.9%)
Public authorities & electric railroads	5,125	6,480	(1,355)	(20.9%)

Total full service	58,793	64,204	(5,411)	(8.4%)

Delivery only
Small commercial & industrial	6,006	5,219	787	15.1%
Large commercial & industrial	9,909	7,095	2,814	39.7%
Public authorities & electric railroads	1,402	912	490	53.7%

	17,317	13,226	4,091	30.9%

PPO
Small commercial & industrial	3,318	3,152	166	5.3%
Large commercial & industrial	4,348	5,131	(783)	(15.3%)
Public authorities & electric railroads	1,925	1,347	578	42.9%

	9,591	9,630	(39)	(0.4%)

Total delivery only and PPO	26,908	22,856	4,052	17.7%

Total retail deliveries	85,701	87,060	(1,359)	(1.6%)

(a)	One GWh is the equivalent of one million kWhs.
(b)	Full service reflects deliveries to customers taking electric service under tariffed rates.

Electric Revenue	2003	2002	Variance	% Change
Full service (a)
Residential	$2,272	$2,381	$(109)	(4.6%)
Small commercial & industrial	1,667	1,736	(69)	(4.0%)
Large commercial & industrial	304	410	(106)	(25.9%)
Public authorities & electric railroads	316	377	(61)	(16.2%)

Total full service	4,559	4,904	(345)	(7.0%)

Delivery only (b)
Small commercial & industrial	139	138	1	0.7%
Large commercial & industrial	175	154	21	13.6%
Public authorities & electric railroads	33	28	5	17.9%

	347	320	27	8.4%

PPO (c)
Small commercial & industrial	225	204	21	10.3%
Large commercial & industrial	240	278	(38)	(13.7%)
Public authorities & electric railroads	103	71	32	45.1%

	568	553	15	2.7%

Total delivery only and PPO	915	873	42	4.8%

Total electric retail revenues	5,474	5,777	(303)	(5.2%)
Wholesale and miscellaneous revenue (d)	340	347	(7)	(2.0%)

Total electric revenue	$5,814	$6,124	$(310)	(5.1%)

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.
(b)	Delivery only revenues from customers choosing an alternative electric supplier include a distribution charge and a CTC. Transmission charges received from an alternative electric supplier are included in wholesale and miscellaneous revenue.
(c)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.
(d)	Wholesale and miscellaneous revenues include transmission revenue, sales to municipalities and other wholesale energy sales.

The changes in electric retail revenues for 2003 compared to 2002 consisted of the following:

Variance
Weather	$(232)
Customer choice	(155)
Rate changes	(33)
Volume	105
Other effects	12

Retail revenue	$(303)

Weather. The demand for electricity is affected by weather conditions. The weather impact for 2003 was unfavorable compared to 2002 as a result of cooler summer weather in 2003. Cooling degree-days decreased 36% in 2003 as compared to 2002 and were partially offset by a 5% increase in heating degree-days in 2003 as compared to the same period in 2002.

Customer Choice. All ComEd customers have the choice to purchase energy from other suppliers. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to energy supplied by ComEd; however, as of December 31, 2003, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen, to enter the ComEd residential market for the supply of electricity. The decrease in revenues reflects increased non-residential customers in Illinois electing to purchase energy from an alternative electric supplier or the PPO.

In 2003, the energy provided by alternative electric generation suppliers was 17,317 GWhs, or 20% of total retail deliveries, as compared to 13,226 GWhs, or 15%, in 2002.

As of December 31, 2003 and 2002, the number of retail customers that had elected to purchase energy from an alternative electric supplier or the ComEd PPO was approximately 20,300 and 22,700, respectively, representing less than 1% of total customers in each year. Deliveries to such customers increased from 22,856 GWhs in 2002 to 26,908 GWhs in 2003, or from 26% to 31% of total annual retail deliveries.

Rate Changes. The decrease in revenues attributable to rate changes reflects lower wholesale market prices in the first six months of 2003, which were partially offset by higher wholesale market prices in the last six months of 2003, decreasing revenue received under ComEd’s PPO by $31 million. Starting in the June 2003 billing cycle, the increased wholesale market price of electricity, net of increased mitigation factors, as a result of the Agreement described in Note 2 of ComEd’s Notes to Consolidated Financial Statements, decreased the collection of CTCs as compared to the respective period in 2002; however, for the two-year period, CTC revenues were consistent.

Volume. Revenues from higher delivery volume, exclusive of the effects of weather and customer choice, increased due to an increased number of customers and increased usage per customer, primarily large and small commercial and industrial.

Wholesale and miscellaneous revenue for 2003 as compared to 2002 decreased $7 million primarily due to a 2002 reimbursement from Generation of $12 million.

Purchased Power

Purchased power expense decreased in 2003 primarily due to a $135 million decrease as a result of customers choosing to purchase energy from an alternative electric supplier, a $115 million decrease due to unfavorable weather and a $20 million decrease due to additional energy billed in 2002 under the PPA with Generation, partially offset by an increase of $74 million due to pricing changes related to ComEd’s PPA with Generation, an increase of $62 million under the PPA related to decommissioning collections associated with the adoption of SFAS No. 143 that were not included in purchased power in 2002 and an increase of $59 million due to higher volume. The $62 million increase in purchased power expense related to SFAS No. 143 had no impact on net income as it was offset by lower regulatory asset amortization expense (see Depreciation and Amortization below).

Operating and Maintenance

Operating and maintenance expense increased in 2003 reflecting $137 million due to The Exelon Way severance and related postretirement health and welfare benefits accruals and pension and postretirement curtailment costs, a net charge of $41 million in 2003 as the result of the Agreement as more fully described in Note 2 of ComEd’s Notes to Consolidated Financial Statements, $14 million of additional storm-related costs and $7 million increase in employee fringe benefits partially offset by $78 million decrease in payroll expenses due to fewer employees and $6 million lower net MGP investigation and remediation reserve charges.

Depreciation and Amortization

Depreciation and amortization expense decreased for 2003 compared to 2002 as follows:

	2003	2002	Variance
Depreciation expense	$308	$334	$(26)
Recoverable transition costs amortization	44	102	(58)
Other amortization expense	34	86	(52)

Total depreciation and amortization	$386	$522	$(136)

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

Taxes Other Than Income

Taxes other than income decreased in 2003 primarily as a result of a $25 million credit in 2003 for use tax payments for periods prior to the PECO / Unicom Merger and a $5 million refund in 2003 of Illinois Electricity Distribution taxes, partially offset by $8 million in Illinois Public Utility Fund taxes in 2003 that were not charged in 2002 and a $5 million real estate tax refund in 2002.

Interest Charges

Interest charges consist of interest expense and distributions on mandatorily redeemable preferred securities. Interest charges decreased in 2003 as a result of refinancing existing debt at lower interest rates for 2003 as compared to 2002 and the pay down of $340 million in ComEd Transitional Trust Notes.

Other, Net

Other, net increased in 2003 as compared to 2002. In 2002, ComEd recorded a $12 million reserve accrual for a potential plant disallowance from an audit performed in conjunction with ComEd’s delivery services rate case. This $12 million was reversed in March 2003 as a result of the Agreement—as more fully described in Note 2 to ComEd’s Notes to Consolidated Financial Statements. These items were partially offset by a $9 million reduction in intercompany interest income from UII, LLC (formerly Unicom Investments Inc.), reflecting a lower principal balance, and a $10 million decrease in various other income and deduction items.

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

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that ComEd no longer has access to external financing sources at reasonable terms, ComEd has access to a revolving credit facility that it currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources, including cash, are used primarily to fund ComEd’s capital requirements, including construction expenditures, repayments of maturing debt, the payment of dividends and contributions to Exelon’s pension plans. ComEd’s construction expenditures utilize a significant amount of cash on projects that have a long-term return on investment. Additionally, ComEd operates in a rate-regulated environment in which recovery of current cash expenditures takes place over an extended period of time. As a result of these factors, ComEd has historically operated with a working capital deficit. However, ComEd expects operating cash flows to be sufficient to meet operating and capital expenditure requirements.

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

Cash flows provided by operations for the years 2004 and 2003 were $1,330 million and $948 million, respectively. Changes in ComEd’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business.

In addition to the items mentioned in Results of Operations, ComEd’s operating cash flows in 2004 were affected by the following items:

•	Payments to Generation in 2003 for amounts owed under the PPA. At December 31, 2004, 2003 and 2002, ComEd had accrued payments due to Generation under the PPA of $189 million, $171 million and $339 million, respectively.

•	ComEd participates in Exelon’s defined benefit pension plans. Discretionary contributions by ComEd to the plans were $244 million for 2004 compared to $178 million in 2003. See Note 11 of ComEd’s Notes to Consolidated Financial Statements for further information regarding pension and postretirement benefits.

•	During 2004 and 2003, ComEd made Federal and state income tax payments of $356 million and $579 million, respectively.

•	During 2004, ComEd paid $86 million for prepayment premiums on the early retirement of debt. See “Cash Flows from Financing Activities” for further information regarding debt retirements pursuant to the accelerated liability management plan.

ComEd has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. See Note 9 of ComEd’s Notes to Consolidated Financial Statements for additional information regarding these tax positions.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $486 million in 2004 compared to $893 million used in investing activities in 2003. The increase in cash flows was primarily attributable to the net contributions of $502 million to the Exelon intercompany money pool and by the receipt of $1,071 million from UII, LLC (formerly Unicom Investments Inc.) in 2004 related to an intercompany note payable partially offset by the 2003 receipt of $213 million from UII, LLC.

ComEd estimates that it will spend approximately $742 million in total capital expenditures for 2005. Approximately one half of the budgeted 2005 expenditures are for continuing efforts to improve the reliability of its transmission and distribution systems. The remaining amount is for capital additions to support new business and customer growth. ComEd anticipates that it will obtain financing, when necessary, through borrowings, the issuance of debt or preferred securities, or capital contributions from Exelon. ComEd’s proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

Cash flows used in financing activities in 2004 were $1,820 million as compared to $37 million in 2003. The increase in cash flows used in financing activities is primarily attributable to the net increase in long-term debt retirements during 2004 of $1,638 million and a decrease of $276 million in contributions received from Exelon. ComEd retired $1.2 billion of long-term debt, including $1.0 billion prior to its maturity and $206 million at maturity, as part of ComEd’s accelerated liability management plan in 2004. Additionally, ComEd paid a $457 million dividend to Exelon during 2004 compared to a $401 million dividend in 2003.

From time to time and as market conditions warrant, ComEd may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen its balance sheet.

Credit Issues

Credit Facility. A description of Exelon’s credit agreements, and ComEd’s participation therein, is set forth above under “Credit Issues—Exelon Credit Facility” in “Exelon Corporation—Liquidity and Capital Resources.”

Capital Structure. At December 31, 2004, ComEd’s capital structure consisted of 27% long-term debt, 15% long-term debt to financing trusts, and 58% common equity. Long-term debt to financing trusts includes obligations to ComEd Financing II, ComEd Financing III and the ComEd Transitional Funding Trust, which are no longer consolidated within the financial statements due to the adoption of FIN 46-R as of December 31, 2003.

Intercompany Money Pool. A description of the intercompany money pool, and ComEd’s participation therein, is set forth above under “Credit Issues—Intercompany Money Pool” in “Exelon Corporation—Liquidity and Capital Resources.” During 2004, ComEd earned $3 million in interest on its contributions to and paid less than $1 million on borrowings from the intercompany money pool.

Security Ratings. A description of ComEd’s security ratings is set forth above under “Credit Issues—Security Ratings” in “Exelon Corporation—Liquidity and Capital Resources.”

Shelf Registration. A description of ComEd’s shelf registration is set forth above under “Credit Issues—Shelf Registration” in “Exelon Corporation—Liquidity and Capital Resources.”

Fund Transfer Restrictions. Under applicable Federal law, ComEd can only pay dividends from retained or current earnings. Under Illinois law, ComEd may not pay any dividend on its stock unless, among other things, “[its] earnings and earned surplus are sufficient to declare and pay same after provision is made for reasonable and proper reserves,” or unless it has specific authorization from the ICC. ComEd has also agreed in connection with financings arranged through ComEd Financing II and ComEd Financing III (the Financing Trusts) that it will not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debt securities which were issued to the Financing Trusts; (2) it defaults on its guarantee of the payment of distributions on the preferred trust securities of the Financing Trusts; or (3) an event of default occurs under the Indenture under which the subordinated debt securities are issued. At December 31, 2004, ComEd had retained earnings of $1,102 million (all of which had been appropriated for future dividend payments). ComEd is precluded from lending or extending credit or indemnity to Exelon.

Contractual Obligations and Off-Balance Sheet Obligations

The following table summarizes ComEd’s future estimated cash payments under existing contractual obligations, including payments due by period.

	Total	Payment due within			Due 2010 and beyond
		2005	2006-2007	2008-2009
Long-term debt	$3,165	$272	$475	$434	$1,984
Long-term debt to financing trusts	1,702	321	680	340	361
Interest payments on long-term debt (a)	1,412	169	282	217	744
Interest payments on long-term debt to financing trusts (a)	829	96	134	64	535
Operating leases	165	20	37	32	76
Other purchase commitments (b)	20	17	3	—	—
Chicago agreement (c)	48	6	12	12	18
Regulatory commitments	20	10	10	—	—

Total contractual obligations	$7,361	$911	$1,633	$1,099	$3,718

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2004 and do not reflect anticipated future refinancing, early redemptions or debt issuances.
(b)	Commitments for services and materials.
(c)	On February 20, 2003, ComEd entered into separate agreements with Chicago and with Midwest Generation (Midwest Agreement). Under the terms of the agreement with Chicago, ComEd will pay Chicago $60 million over ten years to be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility.

See ITEM 8. Financial Statements and Supplementary Data—ComEd’s Notes to Consolidated Financial Statements for additional information about:

•	regulatory commitments, see Note 2

•	long-term debt, see Note 8

•	operating leases, see Note 15

•	Midwest Agreement, see Note 15

See Note 15 of ComEd’s Notes to Consolidated Financial Statements for discussion of ComEd’s commercial commitments as of December 31, 2004.

IRS Refund Claims. ComEd entered into several agreements with a tax consultant related to the filing of refund claims with the IRS and previously made refundable prepayments to the tax consultant of $11 million. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash outflow from ComEd related to all the agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to ComEd’s financial position, results of operations and cash flows. ComEd’s tax benefits for periods prior to the PECO / Unicom Merger would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO / Unicom Merger purchase price. See below for a discussion of the final approval of the income tax refund.

During 2004, the IRS granted preliminary approval for one of ComEd’s refund claims. As such, ComEd believes it is probable that a fee will ultimately be paid to the tax consultant. Therefore, ComEd recorded an expense of $5 million (pre-tax), which resulted in a decrease to the prepayment from $11 million to $6 million. The charge represents an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the tax and interest benefit. As of December 31, 2004, ComEd had not reflected the tax benefit associated with the refund claim pending final approval of the IRS; however, as described above, the net income statement impact for ComEd is anticipated to be neutral or positive.

In the first quarter of 2005, ComEd received final approval for the income tax refund described above; however the calculation of the claim, including interest has not been finalized. As a portion of the refund will be recorded against goodwill under the provisions of EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the net result is not anticipated to have a material impact on ComEd’s results of operations.

Variable Interest Entities. Effective December 31, 2003, ComEd Financing II, ComEd Financing III, ComEd Funding LLC and ComEd Transitional Funding Trust were deconsolidated from the financial statements of ComEd in conjunction with the adoption of FIN 46-R. Approximately $1.7 billion of debt issued by ComEd to these financing trusts was recorded as debt to financing trusts within the Consolidated Balance Sheet as of December 31, 2004.

Critical Accounting Policies and Estimates

See Exelon, ComEd, PECO and Generation—Critical Accounting Policies and Estimates above for a discussion of ComEd’s critical accounting policies and estimates.

Business Outlook and the Challenges in Managing the Business

ComEd conducts business in the electric transmission and distribution industry in the United States. That industry is in the midst of a fundamental and, at this point, uncertain transition from a fully regulated industry offering bundled service to an industry with unbundled services, some of which are regulated and others of which are priced in competitive markets. ComEd’s energy delivery business remains highly regulated and capital intensive.

A description of the business outlook and challenges in managing ComEd’s business is set forth above under “Business Outlook and the Challenges in Managing the Business—Energy Delivery and

General Business” in “Exelon Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Further discussion of ComEd’s liquidity position and capital resources and related challenges is included in the Liquidity and Capital Resources section.

New Accounting Pronouncements

See Note 1 of ComEd’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—ComEd

ComEd is exposed to market risks associated with credit, interest rates and commodity price. These risks are described above under “Quantitative and Qualitative Disclosures about Market Risk—Exelon.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ComEd

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Commonwealth Edison Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2)(i) present fairly, in all material respects, the financial position of Commonwealth Edison Company and Subsidiary Companies (ComEd) at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of ComEd’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, ComEd changed its method of accounting for variable interest entities in 2003; and as discussed in Note 10 to the consolidated financial statements, ComEd changed its method of accounting for asset retirement obligations as of January 1, 2003.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 22, 2005

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Income

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Operating revenues
Operating revenues	$5,782	$5,749	$6,061
Operating revenues from affiliates	21	65	63

Total operating revenues	5,803	5,814	6,124

Operating expenses
Purchased power	214	22	26
Purchased power from affiliate	2,374	2,479	2,559
Operating and maintenance	705	970	828
Operating and maintenance from affiliates	192	123	136
Depreciation and amortization	410	386	522
Taxes other than income	291	267	287

Total operating expenses	4,186	4,247	4,358

Operating income	1,617	1,567	1,766

Other income and deductions
Interest expense	(258)	(423)	(480)
Interest expense to affiliates	(111)	—	(4)
Distributions on mandatorily redeemable preferred securities	—	(26)	(30)
Equity in losses of unconsolidated affiliates	(19)	—	—
Interest income from affiliates	20	25	31
Net loss on extinguishment of long-term debt	(130)	—	—
Other, net	14	24	13

Total other income and deductions	(484)	(400)	(470)

Income before income taxes and cumulative effect of a change in accounting principle	1,133	1,167	1,296
Income taxes	457	465	506

Income before cumulative effect of a change in accounting principle	676	702	790
Cumulative effect of a change in accounting principle (net of income taxes of $0)	—	5	—

Net income	$676	$707	$790

See Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Cash flows from operating activities
Net income	$676	$707	$790
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	410	386	522
Cumulative effect of a change in accounting principle (net of income taxes)	—	(5)	—
Deferred income taxes and amortization of investment tax credits	153	7	118
Provision for uncollectible accounts	37	46	50
Equity in losses of unconsolidated affiliates	19	—	—
Other non-cash operating activities	95	61	103
Changes in assets and liabilities:
Accounts receivable	(82)	62	(67)
Inventories	(4)	14	(9)
Other current assets	7	(18)	1
Accounts payable, accrued expenses and other current liabilities	61	34	16
Change in receivables and payables to affiliates	30	(155)	117
Income taxes	109	(107)	126
Pension and non-pension postretirement benefits obligations	(147)	(48)	(68)
Other noncurrent assets and liabilities	(34)	(36)	(35)

Net cash flows provided by operating activities	1,330	948	1,664

Cash flows from investing activities
Capital expenditures	(721)	(712)	(780)
Changes in Exelon intercompany money pool contributions	97	(405)	—
Receipt of notes receivable from affiliates	1,071	213	14
Change in restricted cash	20	(15)	(24)
Other investing activities	19	26	7

Net cash flows provided by (used in) investing activities	486	(893)	(783)

Cash flows from financing activities
Issuance of long-term debt	—	1,497	752
Retirement of long-term debt	(1,231)	(1,425)	(1,551)
Retirement of long-term debt to ComEd Transitional Funding Trust	(335)	—	—
Issuance of mandatorily redeemable preferred securities	—	200	—
Retirement of mandatorily redeemable preferred securities	—	(200)	—
Change in short-term debt	—	(71)	71
Dividends paid on common stock	(457)	(401)	(470)
Contributions from parent	175	451	344
Settlement of cash-flow and fair-value hedges	26	(45)	(10)
Other financing activities	2	(43)	(24)

Net cash flow used in financing activities	(1,820)	(37)	(888)

Increase (decrease) in cash and cash equivalents	(4)	18	(7)
Cash and cash equivalents at beginning of period	34	16	23

Cash and cash equivalents at end of period	$30	$34	$16

See Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2004	2003
Assets
Current assets
Cash and cash equivalents	$30	$34
Restricted cash	—	20
Accounts receivable, net
Customer	726	683
Other	50	68
Inventories, at average cost	48	43
Deferred income taxes	—	6
Receivables from affiliates	10	23
Contributions to Exelon intercompany money pool	308	405
Other	24	31

Total current assets	1,196	1,313

Property, plant and equipment, net	9,463	9,096

Deferred debits and other assets
Investments	39	36
Investments in affiliates	52	73
Goodwill	4,705	4,719
Receivables from affiliates	1,443	2,271
Pension asset	156	4
Other	387	453

Total deferred debits and other assets	6,782	7,556

Total assets	$17,441	$17,965

Liabilities and shareholders’ equity
Current liabilities
Long-term debt due within one year	$272	$236
Long-term debt to ComEd Transitional Funding Trust due within one year	321	317
Accounts payable	196	170
Accrued expenses	589	540
Payables to affiliates	227	207
Customer deposits	93	78
Deferred income taxes	17	—
Other	49	9

Total current liabilities	1,764	1,557

Long-term debt	2,901	4,167
Long-term debt to ComEd Transitional Funding Trust	1,020	1,359
Long-term debt to other financing trusts	361	361

Deferred credits and other liabilities
Deferred income taxes	1,890	1,686
Unamortized investment tax credits	45	48
Non-pension postretirement benefits obligation	195	190
Payables to affiliates	17	28
Regulatory liabilities	2,204	1,891
Other	304	336

Total deferred credits and other liabilities	4,655	4,179

Total liabilities	10,701	11,623

Commitments and contingencies

Shareholders’ equity
Common stock	1,588	1,588
Preference stock	7	7
Other paid in capital	4,168	4,115
Receivable from parent	(125)	(250)
Retained earnings	1,102	883
Accumulated other comprehensive income (loss)	—	(1)

Total shareholders’ equity	6,740	6,342

Total liabilities and shareholders’ equity	$17,441	$17,965

See Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(in millions)	Common Stock	Preferred and Preference Stock	Other Paid In Capital	Receivable from Parent	Retained Earnings Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2001	$2,048	$7	$5,057	$(937)	$257	$—	$(5)	$(1,344)	$5,083
Net income	—	—	—	—	790	—	—	—	790
Repayment of receivable from parent	—	—	—	322	—	—	—	—	322
Allocation of tax benefit from parent	—	—	28	—	—	—	—	—	28
Retirement of treasury shares	(460)	—	(884)	—	—	—	—	1,344	—
Merger fair value adjustments	—	—	38	—	—	—	—	—	38
Common stock dividends	—	—	—	—	(470)	—	—	—	(470)
Other comprehensive income, net of income taxes of $(23)	—	—	—	—	—	—	(33)	—	(33)

Balance, December 31, 2002	1,588	7	4,239	(615)	577	—	(38)	—	5,758
Net income	—	—	—	—	707	—	—	—	707
Repayment of receivable from parent	—	—	—	365	—	—	—	—	365
Allocation of tax benefit from parent	—	—	86	—	—	—	—	—	86
Appropriation of Retained Earnings for future dividends	—	—	—	—	(709)	709	—	—	—
Common stock dividends	—	—	—	—	(401)	—	—	—	(401)
Adoption of SFAS No. 143	—	—	(210)	—	—	—	—	—	(210)
Other comprehensive income, net of income taxes of $23	—	—	—	—	—	—	37	—	37

Balance, December 31, 2003	1,588	7	4,115	(250)	174	709	(1)	—	6,342
Net income	—	—	—	—	676	—	—	—	676
Repayment of receivable from parent	—	—	—	125	—	—	—	—	125
Allocation of tax benefit from parent	—	—	55	—	—	—	—	—	55
Appropriation of Retained Earnings for future dividends	—	—	—	—	(676)	676	—	—	—
Common stock dividends	—	—	—	—	(174)	(283)	—	—	(457)
Merger fair value adjustments	—	—	(2)	—	—	—	—	—	(2)
Other comprehensive income, net of income taxes of $2	—	—	—	—	—	—	1	—	1

Balance, December 31, 2004	$1,588	$7	$4,168	$(125)	$—	$1,102	$—	$—	$6,740

See Notes to Consolidated Financial Statements.

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Net income	$676	$707	$790
Other comprehensive income (loss)
Change in net unrealized gain (loss) on cash-flow hedges, net of income taxes of $0, $21 and $(21), respectively	—	31	(30)
Foreign currency translation adjustment, net of income taxes of $1, $0 and $0, respectively	—	3	—
Unrealized gain (loss) on marketable securities, net of income taxes of $1, $2 and $(1), respectively	1	3	(3)

Total other comprehensive income (loss)	1	37	(33)

Total comprehensive income	$677	$744	$757

See Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements

(Dollars in millions, unless otherwise noted)

1. Significant Accounting Policies

Description of Business

Commonwealth Edison Company (ComEd) is a regulated utility engaged principally in the purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers in northern Illinois. ComEd’s retail service territory has an area of approximately 11,300 square miles and an estimated population of eight million. The service territory includes the City of Chicago (Chicago), an area of about 225 square miles with an estimated population of three million. ComEd has approximately 3.7 million customers.

Basis of Presentation

ComEd, a regulated electric utility, is a principal subsidiary of Exelon Corporation (Exelon), which owns 99.9% of ComEd’s common stock.

ComEd’s consolidated financial statements include the accounts of ComEd, Commonwealth Edison Company of Indiana, Inc., Edison Development Canada Inc., and Edison Finance Partnership. Commonwealth Research Corporation and Edison Development Company were consolidated prior to their dissolution in 2004. All intercompany transactions have been eliminated. Effective December 31, 2003, the accounts of ComEd Financing II, ComEd Financing III, ComEd Funding LLC (ComEd Funding) and ComEd Transitional Funding Trust (ComEd Funding Trust) are no longer consolidated. ComEd Funding and ComEd Funding Trust are separate legal entities from ComEd; the debt issued by these subsidiaries is solely their obligation, and their assets, including transitional property, are not available to creditors of ComEd. See “Variable Interest Entities” below. ComEd accounts for its less than 20% owned investments under the cost method of accounting.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. The reclassifications had no effect on net income or shareholders’ equity.

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

Accounting for the Effects of Regulation

ComEd is regulated by the Illinois Commerce Commission (ICC) under state public utility laws, the Federal Energy Regulatory Commission (FERC) under various Federal laws and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). ComEd

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

accounts for its regulated electric operations in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) which requires ComEd to record in the financial statements the effects of rate regulation. Use of SFAS No. 71 is applicable to the utility operations of ComEd that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. ComEd believes that it is probable that regulatory assets and liabilities associated with these operations will be recovered or settled. If a separable portion of ComEd’s business no longer meets the provisions of SFAS No. 71, ComEd would be required to eliminate from its financial statements the effects of regulation for that portion.

Segment Information

ComEd operates in one segment—energy delivery.

Variable Interest Entities

The FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities” in January 2003 and issued its revision in FASB Interpretation No. 46-R “Consolidation of Variable Interest Entities” (FIN 46-R) in December 2003, which addressed the requirements for consolidating certain variable interest entities. FIN 46-R was effective December 31, 2003 for ComEd’s variable interest entities that are considered to be special-purpose entities. FIN 46-R applied to all other variable interest entities as of March 31, 2004.

As of December 31, 2003, the financing trusts of ComEd, namely ComEd Financing II (formed in November 1996), ComEd Financing III (formed in September 2002), ComEd Funding LLC (formed in July 1998), and ComEd Transitional Funding Trust (formed in October 1998) were deconsolidated from the financial statements of ComEd pursuant to the provisions of FIN 46-R. As of December 31, 2004, amounts of $1.7 billion owed to these financing trusts were recorded as debt to other financing trusts and debt to ComEd Transitional Funding Trust within the Consolidated Balance Sheet. ComEd recognized equity in net losses related to these unconsolidated financing subsidiaries of $19 million for the year ended December 31, 2004.

This change in presentation had no significant impact on the results of operations or financial position of ComEd. In accordance with FIN 46-R, prior periods have not been restated. The maximum exposure to loss as a result of ComEd’s involvement with the financing trusts is $62 million at December 31, 2004.

Revenues

Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of each month, ComEd accrues an estimate for the unbilled amount of energy delivered or services provided to its customers. See Note 3—Accounts Receivable for further discussion.

Stock-Based Compensation

ComEd participates in Exelon’s stock-based compensation plans. Exelon accounts for its stock-based compensation plans under the intrinsic method prescribed by Accounting Principles Board No.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

25, “Accounting for Stock Issued to Employees” and related interpretations and follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Accordingly, no compensation expense for stock options has been recognized within the Consolidated Statements of Income. The table below shows the effect on ComEd’s net income for 2004, 2003 and 2002 had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123:

	2004	2003	2002
Net income—as reported	$676	$707	$790
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes (a)	5	5	13

Pro forma net income	$671	$702	$777

(a)	The fair value of options granted was estimated using a Black-Scholes option pricing model.

Income Taxes

Deferred Federal and state income taxes are provided on all significant temporary differences between the book basis and the tax basis of assets and liabilities and for tax carryforwards. Investment tax credits previously used for income tax purposes have been deferred on ComEd’s Consolidated Balance Sheets and are recognized in book income over the life of the related property.

Exelon and its subsidiaries, including ComEd, file a consolidated return for Federal and certain state income tax returns. Income taxes of the Exelon consolidated group are allocated to ComEd based on the separate return method. See Note 9—Income Taxes for further discussion.

ComEd is a party to an agreement (Tax Sharing Agreement) with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities. The Tax Sharing Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members. That allocation is treated as a contribution to the capital of the party receiving the benefit.

Losses on Reacquired Debt

Recoverable losses on reacquired debt related to regulated operations are deferred and amortized to interest expense over the life of new debt issued to finance the debt redemption consistent with rate recovery for rate-making purposes. Losses on reacquired debt that are not refinanced with new debt are recognized in ComEd’s Consolidated Statements of Income as incurred.

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

Restricted Cash

As of December 31, 2003, ComEd’s restricted cash related to proceeds from a pollution control bond offering in December 2003, which were applied to redeem pollution control bonds that matured in January 2004.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects ComEd’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, typically monthly. Customer accounts are written off based upon approved regulatory or legislative requirements.

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reported at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. At December 31, 2004 and 2003, ComEd had no held-to-maturity or trading securities.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. ComEd evaluates the carrying value of property, plant and equipment and other long-term assets for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The cost of maintenance, repairs and minor replacements of property is charged to maintenance expense as incurred.

Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation and removal costs reduce the related regulatory liability in accordance with the composite method of depreciation. See Note 16—Supplemental Financial Information. For unregulated property, the cost and accumulated depreciation of the property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of any gain or loss on disposition. See Note 4—Property, Plant and Equipment.

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2004 and 2003, net unamortized capitalized software costs totaled $139 million and $150 million, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed ten years. Certain capitalized software is being amortized over 15 years pursuant to regulatory approval. During 2004, 2003 and 2002, ComEd amortized capitalized software costs of $34 million, $33 million and $23 million, respectively.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Depreciation and Amortization

Depreciation, including a provision for estimated removal costs as authorized by the ICC, is provided over the estimated service lives of property, plant, and equipment on a straight-line basis using the composite method. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category are presented in the table below:

Asset Category	2004	2003	2002
Electric—transmission and distribution	3.16%	3.20%	3.74%
Other property and equipment	5.77%	7.14%	7.92%

Amortization of regulatory assets is provided over the recovery period specified in the related legislation or regulatory agreement.

Allowance for Funds Used During Construction

Allowance for Funds Used During Construction (AFUDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC of $3 million, $15 million and $18 million in 2004, 2003 and 2002, respectively, was recorded as a charge to construction work in progress and as a non-cash credit to AFUDC which is included in other income and deductions within the Consolidated Statements of Income. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities.

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. As of January 1, 2002, ComEd adopted SFAS No. 142. Pursuant to SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. See Note 5—Goodwill for further information.

Derivative Financial Instruments

ComEd enters into derivatives to manage its exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and changes in the fair value of outstanding debt. ComEd’s derivative activities are in accordance with Exelon’s Risk Management Policy (RMP).

ComEd accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases and normal sales exception. Derivatives recorded at fair value on the balance sheet are presented as current or noncurrent mark-to-market derivative assets or liabilities. Changes in the fair value of the derivative financial instrument are recognized in earnings unless specific hedge accounting criteria are met, in which case those changes are recorded in earnings as an offset to the changes in fair value of the exposure being hedged or deferred in accumulated other comprehensive income and recognized in earnings as hedged transactions occur. Amounts recorded in earnings are included in other, net on the consolidated statements of income.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

A derivative financial instrument can be designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as a fair-value hedge, are recognized in earnings as offsets to the changes in fair value of the exposure being hedged. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash-flow hedge are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. Any ineffectiveness is recognized in earnings immediately. On an ongoing basis, the Company assesses the hedge effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative is not highly effective as a hedge, hedge accounting will be discontinued prospectively.

Severance Benefits

ComEd participates in Exelon’s ongoing severance plans, which are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43” (SFAS No. 112) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Amounts associated with severance benefits that are considered probable and can be reasonably estimated are accrued. See Note 6—Severance Accounting for further discussion of ComEd’s accounting for severance benefits.

Retirement Benefits

ComEd participates in Exelon’s defined benefit pension plans and postretirement welfare benefit plans. Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106) and FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88, and 106” (revised 2003) (SFAS No. 132). See Note 11—Retirement Benefits for further discussion of retirement benefits.

FSP FAS 106-2. Through Exelon’s postretirement benefit plans, ComEd provides retirees with prescription drug coverage. On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Prescription Drug Act) was enacted. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, in May 2004, the FASB issued FSP FAS 106-2, which provided transition guidance for accounting for the effects of the Prescription Drug Act and superseded FSP FAS 106-1, which had been issued in January 2004. FSP FAS 106-1 permitted a plan sponsor of a postretirement health care plan that provides a prescription drug benefit

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. ComEd made the one-time election allowed by FSP FAS 106-1 during the first quarter of 2004. During the second quarter of 2004, ComEd early adopted the provisions of FSP FAS 106-2, resulting in a reduction in net periodic postretirement benefit cost. Historical financial information for the three months ended March 31, 2004 has been adjusted in Note 18—Quarterly Data (Unaudited) and will be adjusted when presented for comparative purposes in future periods to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

Foreign Currency Translation

The financial statements of ComEd’s foreign subsidiaries, Edison Development Canada, Inc. and Edison Finance Partnership, were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rates at the end of the periods for the Consolidated Balance Sheets and on weighted-average rates for the periods for the Consolidated Statements of Income. Foreign currency translation adjustments, net of deferred income tax benefits, are reflected as a component of other comprehensive income on the Consolidated Statements of Comprehensive Income and, accordingly, have no effect on net income.

New Accounting Pronouncements

SFAS No. 151. In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. ComEd is assessing the impact SFAS No. 151 will have on its consolidated financial statements.

SFAS No. 123-R. In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has not elected to early adopt SFAS No. 123-R. As a result, SFAS No. 123-R will be effective for Exelon in the third quarter of 2005 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of July 1, 2005 and all prospective awards. Exelon is assessing the impact SFAS No. 123-R will have on its consolidated financial statements and which of three transition methods allowed by SFAS No. 123-R will be elected.

SFAS No. 153. In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions’” (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for ComEd in the third quarter of 2005 and earlier application is permitted for nonmonetary asset exchanges occurring after the issuance of SFAS No. 153. The provisions of SFAS No. 153 are applied prospectively. ComEd is assessing the impact SFAS No. 153 will have on its consolidated financial statements.

FSP FAS 109-1 and FSP FAS 109-2. In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP FAS 109-2). FSP FAS 109-1 and FSP FAS 109-2 were effective upon issuance. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of “qualified production activities income,” as defined in the Act, or taxable income. FSP FAS 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). The Act also provided a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP FAS 109-2 provides a registrant more time to evaluate the Act’s impact on the registrant’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. ComEd is assessing the impact, if any, that the Act and these standards may have on its consolidated financial statements in future periods.

2. Regulatory Issues

PJM Integration. On June 2, 2003, ComEd began receiving electric transmission reservation services from PJM Interconnection, LLC (PJM) and transferred control of ComEd’s Open Access Same Time Information System to PJM. On April 27, 2004 the FERC issued its order approving ComEd’s application to complete its integration into PJM, subject to certain stipulations, including a provision to hold certain utilities in Michigan and Wisconsin harmless from the associated impacts for ComEd to join PJM. ComEd agreed to these stipulations and fully integrated its transmission facilities into PJM on May 1, 2004. In the fourth quarter of 2004, ComEd entered into settlement agreements with all such Michigan and Wisconsin utilities requiring a total payment of approximately $4 million by ComEd. FERC has approved these agreements and payment is expected to be made in the first quarter of 2005.

Through and Out Rates. In November 2004, the FERC issued two orders authorizing ComEd to recover from various entities revenue representing amounts that ComEd will lose as a result of the elimination of through and out (T&O) charges, for energy flowing across ComEd’s transmission system, that were terminated pursuant to the FERC orders effective December 1, 2004. The collection of this revenue will be over a transitional period of December 1, 2004 through March 31, 2006. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter after the rehearing order is issued. During 2004 prior to the termination of T&O charges, ComEd collected net T&O charges of approximately $50 million. As a result of this proceeding, ComEd may

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

see reduced net collections of these charges. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on ComEd’s financial condition, results of operations or cash flows.

Delivery Service Rates. On March 3, 2003, ComEd entered into, and the ICC subsequently entered orders to implement, an agreement (Agreement) with various Illinois retail market participants and other interested parties that settled, among other things, delivery service rates and the market value index proceeding and facilitates competitive service declarations for large-load customers and an extension of the purchase power agreement (PPA) with Exelon Generation Company, LLC (Generation). The effect of the Agreement is lower competitive transition charge (CTC) collections that ComEd receives from customers who take electricity from an alternative electric supplier or under the power purchase option (PPO) through 2006. The Agreement also allows customers to lock in current CTCs for multiple years. In 2004 and 2003, ComEd collected $169 million and $304 million in CTC revenues, respectively.

In 2003, ComEd recorded a charge to earnings associated with the required funding of specified programs and initiatives associated with the Agreement of $51 million (before income taxes) on a present value basis. This amount was partially offset by the reversal of a $12 million (before income taxes) reserve established in the third quarter of 2002 for a potential capital disallowance in ComEd’s delivery services rate proceeding and a credit of $10 million (before income taxes) related to the capitalization of employee incentive payments provided for in the delivery services order. The charge of $51 million and the credit of $10 million were recorded in operating and maintenance expense and the reversal of the $12 million reserve was recorded in other, net within ComEd’s Consolidated Statements of Income. The net charge for these items was $29 million (before income taxes). In accordance with the Agreement, ComEd made payments of $10 million and $23 million during 2004 and 2003, respectively.

Customer Choice. All ComEd’s retail customers are eligible to choose an alternative electric supplier and most non-residential customers can also elect the PPO that allows the purchase of electric energy from ComEd at market-based prices. As of December 31, 2004, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen, to enter the ComEd residential market for the supply of electricity. At December 31, 2004, approximately 22,100 non-residential customers, representing approximately 35% of ComEd’s annual retail kilowatthour sales, had elected to purchase their electric energy from an alternative electric supplier or had chosen the PPO. Customers who receive energy from an alternative supplier continue to pay a delivery charge.

Competitive Service Declarations. On November 14, 2002, the ICC allowed ComEd, by operation of law, to revise its provider of last resort obligation to be the back-up energy supplier at market-based rates for certain customers with energy demands of at least three megawatts (MWs). About 370 of ComEd’s largest energy customers are affected, representing an aggregate supply obligation or load of approximately 2,500 MWs. These customers will not have a right to take bundled service after June 2006 or to return to bundled rates if they choose an alternative supplier prior to June 2006.

On March 28, 2003, the ICC approved changes to ComEd’s real-time pricing tariff for non-residential customers, including those with energy demands of at least three MWs, who choose hourly energy supply for their electric power and energy. These ICC orders were affirmed on appeal.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

ComEd cannot predict the long-term impact of customer choice and competitive service declarations on its result of operations.

Rate Reductions and Return on Common Equity Threshold. The Illinois restructuring legislation, as amended, required a 15% residential base rate reduction effective August 1, 1998 and an additional 5% residential base rate reduction effective October 1, 2001. In addition, a base rate freeze, reflecting the residential base rate reductions, is in effect through January 1, 2007. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility’s financial viability. Under the Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold include ComEd’s net income calculated in accordance with GAAP and reflect the amortization of regulatory assets. Under Illinois statute, any impairment of goodwill would have no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. As a result of the Illinois legislation, at December 31, 2004, ComEd had a regulatory asset related to recoverable transition costs with an unamortized balance of $87 million that it expects to fully recover and amortize by the end of 2006. Consistent with the provisions of the Illinois legislation, regulatory assets may be recovered in amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold. ComEd has not triggered the earnings sharing provision through 2004.

Nuclear Decommissioning Costs. In connection with the transfer of ComEd’s nuclear generating stations to Generation, the ICC permitted ComEd to recover $73 million per year from retail customers for decommissioning for the years 2001 through 2004 and, depending upon the portion of the output from those stations taken by ComEd, up to $73 million annually in 2005 and 2006. Because ComEd is not expected to take all of the output of these stations, actual collections are expected to be less than $73 million annually in 2005 and 2006. Subsequent to 2006, there will be no further recoveries of decommissioning costs from customers. Any surplus funds after a nuclear station is decommissioned must be refunded to ComEd’s customers. Amounts collected by ComEd from retail customers are remitted to Generation. See Note 10—Nuclear Decommissioning.

Open Access Transmission Tariff. On November 10, 2003, the FERC issued an order allowing ComEd to put into effect, subject to refund and rehearing, new transmission rates designed to reflect nearly $500 million of infrastructure investments made since 1998; however, because of the Illinois retail rate freeze and the method for calculating CTCs, the increase is not expected to significantly increase operating revenues until December 31, 2006. During the third quarter 2004, a settlement agreement was reached which was approved by the FERC during the fourth quarter of 2004, which established new rates that became effective May 1, 2004.

3. Accounts Receivable

Customer accounts receivable at December 31, 2004 and 2003 included unbilled operating revenues of $275 million and $225 million, respectively. The allowance for uncollectible accounts at December 31, 2004 and 2003 was $16 million.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

4. Property, Plant and Equipment

A summary of property, plant and equipment by category as of December 31, 2004 and 2003 is as follows:

	2004	2003
Electric—transmission and distribution	$8,978	$8,297
Construction work in progress	195	365
Other property, plant and equipment	1,298	1,205

Total property, plant and equipment	10,471	9,867
Less accumulated depreciation	1,008	771

Property, plant and equipment, net	$9,463	$9,096

ComEd’s depreciation expense, which is included in cost of service for rate purposes, includes an estimated cost of dismantling and removing plant from service upon retirement. Beginning in 2003, in accordance with new interpretations of regulatory accounting practice, collections for future removal costs are recorded as a regulatory liability. For more information, see Note 16—Supplemental Financial Information.

Effective July 1, 2002, ComEd decreased its depreciation rates based on a new depreciation study reflecting its significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annualized reduction in depreciation expense was $96 million.

5. Goodwill

As of December 31, 2004 and 2003, ComEd had recorded goodwill of approximately $4.7 billion. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 were as follows:

Balance as of January 1, 2003	$4,916
Adoption of SFAS No. 143: (a)
Reduction of asset retirement obligation	(210)
Cumulative effect of change in accounting principles	5
Resolution of certain tax matters	8

Balance as of January 1, 2004	4,719
Resolution of certain tax matters	(9)
Merger severance adjustments	(5)

Balance as of December 31, 2004	$4,705

(a)	See Note 10—Nuclear Decommissioning.

Effective January 1, 2002, ComEd adopted SFAS No. 142. Pursuant to SFAS No. 142, goodwill is no longer amortized; however, in addition to initial assessment, goodwill is subject to an assessment for impairment at least annually, or more frequently, if events or circumstances indicate that goodwill might be impaired. The impairment assessment is performed using a two-step, fair-value based test.

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

ComEd performed its annual assessment of potential ComEd goodwill impairment for 2004 as of November 1, 2004, and determined that goodwill was not impaired. In its assessments to estimate the fair value of the ComEd reporting unit, ComEd used a probability-weighted, discounted cash flow model with multiple scenarios. The determination of the fair value is dependent on many sensitive, interrelated and uncertain variables including changing interest rates, utility sector market performance, ComEd’s capital structure, market prices for power, post-2006 rate regulatory structures, operating and capital expenditure requirements and other factors. Changes in these variables or in how they interrelate could result in future impairments of goodwill at ComEd, which could be material. The actual timing and amounts of goodwill impairments in future years, if any, will depend on the variables discussed above. Illinois legislation provides that reductions to ComEd’s common equity resulting from goodwill impairments will have no impact on the determination of the rate cap on ComEd’s allowed equity return during the electricity industry restructuring transition period through 2006.

6. Severance Accounting

ComEd provides severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans maintained by Exelon primarily based upon each individual employee’s years of service with ComEd and compensation level.

During the years ended December 31, 2004 and 2003, ComEd identified approximately 80 and 730 positions, respectively, for elimination. As of December 31, 2004, approximately 220 of the identified positions had not been eliminated. ComEd recorded charges for salary continuance severance of $10 million and $61 million (before income taxes) during 2004 and 2003, respectively, which represented salary continuance severance costs that were probable and could be reasonably estimated as of the end of the year. During 2004 and 2003, ComEd recorded a charge of $8 million and $28 million (before income taxes), respectively, associated with special health and welfare severance benefits. Additionally, ComEd incurred curtailment costs in 2004 and 2003 associated with its pension and postretirement benefit plans of $3 million and $48 million (before income taxes), respectively, as a result of personnel reductions. In total, ComEd recorded charges of $21 million and $137 million (before income taxes) in 2004 and 2003, respectively. See Note 11—Retirement Benefits for a description of the curtailment charges for the pension and postretirement benefit plans.

ComEd based its estimate of the number of positions to be eliminated on management’s current plans and its ability to determine the appropriate staffing levels to effectively operate the business. ComEd may incur further severance costs if additional positions are identified for elimination. These costs will be recorded in the period in which the costs can be reasonably estimated.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The following table details ComEd’s total salary continuance severance costs, recorded as an operating and maintenance expense, for the years ended December 31, 2004 and 2003. During 2002, no amounts were recorded as severance expense:

Salary continuance severance charges
Expense recorded - 2004	$10
Expense recorded - 2003	61
Expense recorded - 2002	—

The following table provides a roll forward of ComEd’s salary continuance severance obligation from January 1, 2003 through December 31, 2004. The salary continuance severance obligation as of January 1, 2003 relates to severance associated with the merger of Exelon, Unicom Corporation and PECO on October 20, 2000 (PECO / Unicom Merger).

Salary continuance severance obligation
Balance as of January 1, 2003	$15
Severance charges recorded	61
Cash payments	(21)

Balance as of January 1, 2004	55
Severance charges recorded	10
Merger severance adjustments	(3)
Cash payments	(34)

Balance as of December 31, 2004	$28

7. Short-Term Debt

	2004	2003	2002
Average borrowings	$7	$4	$14
Maximum borrowings outstanding	180	123	146
Average interest rates, computed on a daily basis	2.11%	1.47%	1.75%
Average interest rates, at December 31	—	—	1.69%

At December 31, 2003, Exelon, along with ComEd, PECO Energy Company (PECO) and Generation, participated with a group of banks in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion unsecured revolving facility maturing on July 16, 2009 and the $750 million three-year facility was reduced to $500 million maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.

At December 31, 2004, ComEd’s aggregate sublimit under the credit agreements was $100 million. Sublimits under the credit agreements can change upon written notification to the bank group. ComEd had approximately $74 million of unused bank commitments, net of outstanding letters of credit, under the credit agreements at December 31, 2004. ComEd did not have any commercial paper outstanding at December 31, 2004 or at December 31, 2003. Interest rates on advances under the

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreements at the time of borrowing. The maximum adder is 170 basis points.

The credit agreements require ComEd to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization debt, certain changes in working capital and distributions on preferred securities of subsidiaries. For the twelve-month period ended December 31, 2004, ComEd’s minimum cash from operations to interest expense ratio was 2.25 to 1. At December 31, 2004, ComEd was in compliance with this threshold.

8. Long-Term Debt

	December 31,
	Rates	Maturity Date	2004	2003
Long-term debt
First Mortgage Bonds (a) (b):
Fixed rates	3.70%-9.875%	2005-2033	$2,509	$3,311
Floating rates	1.75%-1.95%	2013-2020	252	252
Notes payable
Fixed rates	6.40%-7.625%	2005-2018	392	816
Sinking fund debentures	3.875%-4.75%	2005-2011	12	17

Total long-term debt (c)			3,165	4,396
Unamortized debt discount and premium, net			(15)	(26)
Unamortized settled fair value hedge			14	—
Fair-value hedge carrying value adjustment, net			9	33
Due within one year			(272)	(236)

Total long-term debt			$2,901	$4,167

Long-term debt to financing trusts (d)
Subordinated debentures to ComEd Financing II (e)	8.50%	2027	$155	$155
Subordinated debentures to ComEd Financing III (e)	6.35%	2033	206	206
Payable to ComEd Transitional Funding Trust (e)	5.44%-5.74%	2005-2008	1,341	1,676

Total long-term debt to affiliates (e)			1,702	2,037
Due within one year			(321)	(317)

Total long-term debt to financing trusts			$1,381	$1,720

(a)	Utility plant of ComEd is subject to the liens of its mortgage indenture.
(b)	Includes first mortgage bonds issued under ComEd’s mortgage indenture securing pollution control bonds.
(c)	Long-term debt maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$272
2006	328
2007	147
2008	417
2009	17
Thereafter	1,984

Total	$3,165

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

(d)	Effective December 31, 2003, ComEd Financing II, ComEd Financing III and ComEd Transitional Funding Trust were deconsolidated from the financial statements of ComEd in conjunction with the adoption of FIN 46-R. Amounts owed to these financing trusts are recorded as debt to financing trusts within the Consolidated Balance Sheets.
(e)	Long-term debt to financing trusts maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$321
2006	340
2007	340
2008	340
2009	—
Thereafter	361

Total	$1,702

Debt Issuances. During 2004, no long-term debt was issued at ComEd.

Debt Retirements and Redemptions. The following debt was retired, through tender, open market purchases, optional redemption or payment at maturity, during 2004:

Type	Interest Rate	Maturity	Amount
Medium Term Notes	9.200%	October 15, 2004	$56
Notes	6.400%	October 15, 2005	128
Notes	6.950%	July 15, 2018	85
Notes	7.375%	January 15, 2004	150
Notes	7.625%	January 15, 2007	5
Pollution Control Revenue Bonds	5.300%	January 15, 2004	26
Pollution Control Revenue Bonds	5.700%	January 15, 2009	4
Pollution Control Revenue Bonds	5.850%	January 15, 2014	3
Sinking Fund Debentures	3.125%	October 1, 2004	2
Sinking Fund Debentures	3.875%	January 1, 2008	1
Sinking Fund Debentures	4.625%	January 1, 2009	1
Sinking Fund Debentures	4.750%	December 1, 2011	1
First Mortgage Bonds	3.700%	February 1, 2008	55
First Mortgage Bonds	4.700%	April 15, 2015	135
First Mortgage Bonds	4.740%	August 15, 2010	38
First Mortgage Bonds	5.875%	February 1, 2033	96
First Mortgage Bonds	6.150%	March 15, 2012	150
First Mortgage Bonds	7.000%	July 1, 2005	62
First Mortgage Bonds	7.500%	July 1, 2013	20
First Mortgage Bonds	7.625%	April 15, 2013	94
First Mortgage Bonds	8.000%	May 15, 2008	20
First Mortgage Bonds	8.250%	October 1, 2006	5
First Mortgage Bonds	8.375%	October 15, 2006	94

Total retirements and redemptions			$1,231

During 2004, ComEd made payments of $335 million related to its obligation to the ComEd Transitional Funding Trust.

During 2004, ComEd retired $1.2 billion of long-term debt, including $1.0 billion prior to its maturity and $206 million at maturity, pursuant to Exelon’s accelerated liability management plan. ComEd funded the retirements through cash from operations, a return of contributions to the intercompany money pool and collections on an intercompany note receivable from UII, LLC (formerly Unicom Investments, Inc.). ComEd recorded charges of $130 million (before income taxes) in 2004 associated

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

with the retirement of debt under the plan. The components of these charges included the following: $86 million of prepayment premiums; $12 million of net unamortized premiums, discounts and debt issuance costs; $24 million of losses on reacquired debt previously deferred as regulatory assets; and $12 million of settled cash-flow interest-rate swaps previously deferred as regulatory assets partially offset by $4 million of unamortized gain on settled fair value interest-rate swaps.

See Note 12—Fair Value of Financial Assets and Liabilities for additional information regarding interest-rate swaps. See Note 13—Preferred Securities of Subsidiaries for additional information regarding preferred stock.

9. Income Taxes

Income tax expense (benefit) is comprised of the following components:

	For the Year Ended December 31,
	2004	2003	2002
Included in operations:
Federal
Current	$231	$362	$308
Deferred	147	19	110
Investment tax credit, net	(3)	(3)	(4)
State
Current	73	96	80
Deferred	9	(9)	12

Total income tax expense	$457	$465	$506

The effective income tax rate varies from the U.S. Federal statutory rate principally due to the following:

	For the Year Ended December 31,
	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.8	4.8	4.6
Amortization of regulatory asset	0.6	0.5	1.2
Amortization of investment tax credit	(0.3)	(0.3)	(0.3)
Nontaxable employee benefits	(0.2)	—	—
Plant basis differences	—	(0.2)	(1.3)
Other, net	0.4	—	(0.2)

Effective income tax rate	40.3%	39.8%	39.0%

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The tax effect of temporary differences giving rise to significant portions of ComEd’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax liabilities:
Plant basis difference	$1,921	$1,851
Deferred debt refinancing costs	39	49

Total deferred tax liabilities	1,960	1,900

Deferred tax assets:
Deferred pension and postretirement obligations	(30)	(85)
Other, net (a)	(25)	(137)

Total deferred tax assets	(55)	(222)

Deferred income tax liabilities (net)	$1,905	$1,678

(a)	As of December 31, 2004 and 2003, includes $2 million of deferred income tax assets included in other noncurrent assets in ComEd’s Consolidated Balance Sheets.

In accordance with regulatory treatment of certain temporary differences, ComEd recorded net regulatory asset and net regulatory liabilities associated with deferred income tax assets (liabilities), pursuant to SFAS No. 71 and SFAS No. 109, “Accounting for Income Taxes,” of $4 million and ($61) million at December 31, 2004 and 2003, respectively. See Note 16—Supplemental Financial Information for more information of regulatory liabilities associated with deferred income taxes.

ComEd has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. The majority of the deferred tax liabilities related to the fossil plant sale are reflected in ComEd’s Consolidated Balance Sheets with the remainder allocated to the Consolidated Balance Sheets of Generation in connection with Exelon’s 2001 corporate restructuring. The total 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. As of December 31, 2004 and 2003, a deferred tax liability of approximately $944 million and $956 million, respectively, related to the fossil plant sale is reflected on ComEd’s Consolidated Balance Sheets. ComEd’s ability to continue to defer a portion of this liability depends on whether its treatment of a portion of the sales proceeds as having been received in connection with an involuntary conversion is proper pursuant to IRS regulations and interpretations. ComEd’s ability to continue to defer the remainder of this liability may depend in part on whether its tax characterization of a lease transaction it entered into in connection with the sale is proper pursuant to IRS regulations and interpretations. The IRS is likely to argue that the lease transaction is of a type it has recently announced its intention to challenge, and ComEd understands that somewhat similar transactions entered into by other companies have been the subject of review and challenge by the IRS. Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. ComEd’s management believes ComEd’s reserve for interest, which has been established in the event that such positions are not sustained, has been appropriately recorded in accordance with SFAS No. 5; however, the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

It is presently unclear the extent to which any IRS challenge to such deferral would be successful. If the deferral was successfully challenged by the IRS, it could have a material adverse impact on ComEd’s operating results.

Certain ComEd tax returns are under review at the audit or appeals level of the IRS and certain state authorities. Except for the tax positions discussed above, these reviews by governmental taxing authorities are not expected to have an adverse impact on the financial condition or result of operations at ComEd.

In 2004 and 2003, ComEd received $55 million and $86 million, respectively, from Exelon related to ComEd’s allocation of tax benefits under the Tax Sharing Agreement.

10. Nuclear Decommissioning

As a result of corporate restructuring in 2001, assets and liabilities associated with nuclear power plants previously owned by ComEd were transferred to Generation. Pursuant to the Nuclear Regulatory Commission regulations, Generation has an obligation to decommission these nuclear power plants. Based on the actual or anticipated extended license lives of the nuclear plants, expenditures are expected to occur primarily during the period 2029 through 2054 for plants currently in operation. Generation currently recovers costs for decommissioning nuclear generating stations, previously owned by ComEd, through regulated rates collected by ComEd. The amounts recovered from customers are deposited in trust accounts by Generation and invested for funding of future decommissioning costs of these nuclear generating stations.

SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. ComEd was required to adopt SFAS No. 143 as of January 1, 2003.

Generation was required to re-measure the decommissioning liabilities at fair value using the methodology prescribed by SFAS No. 143. The transition provisions of SFAS No. 143 required Exelon to apply this remeasurement back to the historical periods in which asset retirement obligations (ARO) were incurred, resulting in a remeasurement of these obligations at the date the related assets were acquired. Since the nuclear plants previously owned by ComEd were acquired by Exelon on October 20, 2000 (Merger Date) as a result of the PECO / Unicom Merger, Generation’s historical accounting for its ARO has been revised as if SFAS No. 143 had been in effect at the Merger Date.

For the former ComEd nuclear power plants, the calculation of the SFAS No. 143 ARO yielded decommissioning obligations lower than the value of the corresponding trust assets as of January 1, 2003. ComEd has previously collected amounts from customers (which were subsequently transferred to Generation) in advance of Generation’s recognition of decommissioning expense under SFAS No. 143. While it is expected that the trust assets will ultimately be used entirely for the decommissioning of the plants, the current measurement required by SFAS No. 143 results in an excess of assets over related ARO liabilities. As such, in accordance with regulatory accounting practices and a December 2000 ICC Order, amended February 2001 (ICC Order), which required any surplus funds after the nuclear stations are decommissioned to be refunded to ComEd customers, a regulatory liability of $948 million and a corresponding receivable from Generation were recorded at ComEd upon the adoption of SFAS No. 143. At December 31, 2004, this regulatory liability and corresponding receivable from

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Generation totaled $1,433 million. Generation and ComEd believe that all of the decommissioning assets, including prospective earnings thereon and up to $73 million of annual collections from ComEd ratepayers in 2005 and 2006, will be required to decommission the former ComEd plants. Because ComEd is not expected to take all of the output of these stations, actual collections are expected to be less than $73 million annually in 2005 and 2006. Subsequent to 2006, there will be no further recoveries of decommissioning costs from ComEd’s customers. ComEd expects the regulatory liability and corresponding receivable from Generation will be reduced to zero at or before the conclusion of the decommissioning of the former ComEd plants.

As discussed above, Generation re-measured the 2001 decommissioning-related balances associated with the PECO / Unicom Merger purchase price allocation at ComEd and a January 2001 corporate restructuring that transferred ComEd’s generation business to Generation as if SFAS No. 143 had been in effect at the Merger Date. Generation concluded that had SFAS No. 143 been in effect, ComEd would not have recorded an impairment of its regulatory asset for decommissioning of its retired nuclear plants as a purchase price allocation adjustment in 2001 as a result of the December 2000 ICC Order. Increased net assets would have been transferred to Generation by ComEd in the corporate restructuring. Accordingly, ComEd recorded a reduction of $210 million of goodwill and of shareholders’ equity. In addition, ComEd recorded a cumulative effect of a change in accounting principle of $5 million to reverse goodwill amortization that had been recorded in 2001. ComEd also reclassified a regulatory asset related to nuclear decommissioning costs for retired units of $248 million to regulatory liabilities.

11. Retirement Benefits

ComEd participates in defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon. Substantially all ComEd employees are eligible to participate in these plans. Benefits under these plans generally reflect each employee’s compensation, years of service, and age at retirement.

The prepaid pension asset and non-pension postretirement benefits obligation on ComEd’s Consolidated Balance Sheets reflect ComEd’s obligations from and to the plan sponsor, Exelon. Employee-related assets and liabilities, including both pension and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” postretirement welfare assets and liabilities, were allocated by Exelon to its subsidiaries based on the number of active employees as of January 1, 2001 as part of Exelon’s corporate restructuring. Exelon allocates the components of pension and postretirement expense to the participating employers based upon several factors, including the percentage of active employees in each participating unit.

See Note 15—Retirement Benefits of Exelon’s Notes to Consolidated Financial Statements for pension and other postretirement benefits information for the Exelon plans.

Approximately $86 million, $83 million and $14 million were included in capital and operating and maintenance expense, excluding curtailment and special termination benefit costs, in 2004, 2003 and 2002, respectively, for ComEd’s allocated portion of Exelon’s pension and postretirement benefit expense. The 2004 amounts include a reduction in net periodic post-retirement benefit cost resulting from the adoption of FSP FAS 106-2. ComEd contributed $244 million, $201 million and $89 million to the Exelon-sponsored plans in 2004, 2003 and 2002, respectively. ComEd expects to contribute approximately $800 million to the pension benefit plans in 2005.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

During 2004 and 2003, ComEd recognized curtailment charges of $3 million and $48 million (before income taxes), respectively, associated with an overall reduction in participants in Exelon’s pension and postretirement benefit plans due to employee reductions associated with The Exelon Way. During 2004 and 2003, ComEd recognized special termination benefit costs of $8 million and $28 million (before income taxes), respectively.

ComEd participates in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. ComEd matches a percentage of the employee contribution up to certain limits. The cost of ComEd’s matching contribution to the savings plan totaled $16 million in 2004 and $19 million in 2003 and 2002.

12. Fair Value of Financial Assets and Liabilities

The carrying amounts and fair values of ComEd’s financial instruments as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-derivatives:
Assets
Note receivable from affiliate (a)	$—	$—	$1,071	$1,077
Liabilities
Long-term debt (including amounts due within one year) (b)	3,173	3,363	4,403	4,735
Long-term debt to ComEd Transitional Trust (including amounts due within one year) (b)	1,341	1,403	1,676	1,791
Long-term debt to other financing trusts (including amounts due within one year) (b)	361	380	361	378
Derivatives:
Fixed-to-floating interest-rate swaps	$9	$9	$33	$33

(a)	At December 31, 2003, ComEd had a $1,071 million note receivable from UII, LLC (formerly Unicom Investments Inc.) which bore interest at the one month forward LIBOR rate plus 50 basis points. The note was repaid in full in 2004.
(b)	Effective December 31, 2003, ComEd Financing II, ComEd Financing III and the ComEd Transitional Funding Trust were deconsolidated from the financial statements of ComEd in conjunction with the adoption of FIN 46-R. Amounts owed to these companies were recorded as long-term debt to financing trusts within the Consolidated Balance Sheets.

Fair Value of Financial Instruments. As of December 31, 2004 and 2003, ComEd’s carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments. Fair value of the long-term debt is determined by an external valuation model which is based on conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. The fair value of ComEd’s interest-rate swaps is determined using external dealer prices or internal valuation models which utilize assumptions of available market pricing curves.

Interest-Rate Swaps. At December 31, 2004, ComEd has interest-rate swaps to effectively convert $240 million in fixed-rate debt to floating-rate debt. These swaps have been designated as fair-value hedges, as defined in SFAS No. 133 and, as such, changes in the fair value of the swaps will be recorded in earnings; however, as long as the hedge remains effective and the underlying transaction

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

remains probable, changes in the fair value of the swaps will be offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness would be recorded immediately in earnings. In 2004, ComEd settled certain interest-rate swaps designated as fair-value hedges in the aggregate amount of $485 million for total proceeds of approximately $32 million, which included the $26 million settlement amount and $6 million of accrued interest. The $26 million settlement amount will be amortized as a reduction to interest expense over the remaining life of the related debt.

During 2004 and 2003, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted financing transactions no longer being probable.

Credit Risk Associated with Financial Instruments. Non-derivative financial instruments that potentially subject ComEd to concentrations of credit risk consist principally of cash equivalents and customer and affiliate accounts receivable. ComEd places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limits. Concentrations of credit risk with respect to customer accounts receivable are limited due to ComEd’s large number of customers and their dispersion across many industries.

ComEd would also be exposed to credit-related losses in the event of non-performance by counterparties that issue derivative instruments. The credit exposure of derivative contracts is represented by the fair value of contracts at the reporting date. The notional amount of derivatives do not represent amounts that are exchanged by the parties and, thus, are not a measure of ComEd’s exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates.

13. Preferred Securities

Preferred and Preference Stock

At December 31, 2004 and 2003, there were 6,810,451 authorized shares of preference stock, cumulative, and 850,000 authorized shares of prior preferred stock, none of which was outstanding. Shares of preference stock have full voting rights, including the right to cumulate votes in the election of directors.

At December 31, 2004 and 2003, ComEd had the following non-cumulative preference stock:

	December 31,
	2004	2003	2004	2003
	Shares Outstanding		Dollar Amount
Without mandatory redemption
Preference stock, non-cumulative, without par value	1,120	1,120	$7	$7

Total preferred and preference stock	1,120	1,120	$7	$7

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

14. Common Stock

At December 31, 2004 and 2003, common stock with a $12.50 par value consisted of 250,000,000 and 250,000,000 shares authorized and 127,016,502 and 127,016,484 shares outstanding, respectively.

At December 31, 2004 and 2003, 75,927 and 76,068 warrants, respectively, were outstanding to purchase ComEd common stock. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants. At December 31, 2004, 25,309 shares of common stock were reserved for the conversion of warrants.

Fund Transfer Restrictions

Under applicable Federal law, ComEd can pay dividends only from retained or current earnings. Under Illinois law, ComEd may not pay any dividend on its stock unless, among other things, “[its] earnings and earned surplus are sufficient to declare and pay same after provision is made for reasonable and proper reserves,” or unless it has specific authorization from the ICC. ComEd has also agreed in connection with financings arranged through ComEd Financing II and ComEd Financing III (the Financing Trusts) that it will not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debt securities that were issued to the Financing Trusts; (2) it defaults on its guarantee of the payment of distributions on the preferred trust securities of the Financing Trusts; or (3) an event of default occurs under the Indenture under which the subordinated debt securities are issued. At December 31, 2004, ComEd had retained earnings of $1,102 million (all of which had been appropriated for future dividend payments).

Undistributed Losses of Equity Method Investments

ComEd had undistributed losses of equity method investments of $21 million at December 31, 2004.

15. Commitments and Contingencies

Energy Commitments

In connection with the 2001 Exelon corporate restructuring, ComEd assigned its respective rights and obligations under various purchased power and fuel supply agreements to Generation. Additionally, ComEd entered into a PPA with Generation.

Under the PPA, as amended, between ComEd and Generation, Generation has agreed to supply all of ComEd’s load requirements through 2006. Prices for this energy vary depending upon the time of day and month of delivery. Subsequent to 2006, ComEd expects to procure all of its supply from market sources, which could include Generation.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Commercial Commitments

ComEd’s commercial commitments as of December 31, 2004, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2005	2006-2007	2008-2009	2010 and beyond
Letters of credit (non-debt) (a)	$28	$27	$1	$—	$—
Midwest Generation Capacity Reservation Agreement guarantee (b)	29	4	7	8	10
Surety bonds (c)	2	2	—	—	—

Total commercial commitments	$59	$33	$8	$8	$10

(a)	Letters of credit (non-debt)—ComEd maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with Chicago entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. Under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), $3 million is included as a liability on ComEd’s Consolidated Balance Sheets at December 31, 2004.
(c)	Surety bonds—Guarantees issued related to contract and commercial surety bonds, excluding bid bonds.

Environmental Issues

ComEd’s operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, ComEd is generally liable for the costs of remediating environmental contamination of property now or formerly owned by ComEd and of property contaminated by hazardous substances generated by ComEd. ComEd owns or leases a number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. ComEd has identified 42 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. Of these 42 sites, the Illinois Environmental Protection Agency has approved the clean-up of four sites. ComEd is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

As of December 31, 2004 and 2003, ComEd had accrued $61 million and $69 million, respectively, for environmental investigation and remediation costs, including $55 million and $64 million, respectively (reflecting a discount rate of 4.25% and 5.0% in 2004 and 2003, respectively) for investigation and remediation at its 38 MGP sites, that currently can be reasonably estimated. Such estimates, reflecting the effects of a 2.25% and 2.5% inflation rate in 2004 and 2003, respectively, before the effects of discounting were $60 million and $94 million at December 31, 2004 and 2003, respectively. ComEd cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by ComEd, environmental agencies or others, or whether such costs will be recoverable from third parties.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

As of December 31, 2004, ComEd anticipates that payments related to the discounted environmental investigation and remediation costs, disclosed below on an undiscounted basis, will be:

2005	$8
2006	12
2007	14
2008	8
2009	5
Remaining years	13

Total payments	$60

Leases

Minimum future operating lease payments, including lease payments for real estate and vehicles, as of December 31, 2004 were:

2005	$20
2006	19
2007	18
2008	17
2009	15
Remaining years	76

Total minimum future lease payments	$165

Rental expense under operating leases totaled $22 million, $17 million and $26 million in 2004, 2003 and 2002, respectively.

Litigation

Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. On November 25, 2002, the court granted the developers’ motions for summary judgment. The judge also entered a permanent injunction enjoining ComEd from refusing to pay the retail rate on the grounds of the amendment and Illinois from denying ComEd a tax credit on account of such purchases. On March 9, 2004, the Illinois Appellate Court reversed the trial court. The Appellate Court held that the 1996 law does apply to the developers’ facilities and, therefore, they are not entitled to subsidized payments. The Court expressly ruled that the breach of contract claims against ComEd are dismissed with prejudice. Two of the developers sought review of the Appellate Court’s decision by the Illinois Supreme Court. On May 26, 2004, the Supreme Court declined to hear the earlier-filed of the two appeals. On October 6, 2004, the Supreme Court declined to hear the final appeal. The time for future appeals has now passed. Related claims remain pending in the trial court.

General. ComEd is involved in various other litigation matters that are being defended and handled in the ordinary course of business, and ComEd maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcome of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on ComEd’s financial condition, results of operations, or cash flows.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Capital Commitments

ComEd estimates that it will spend approximately $742 million for capital expenditures in 2005.

Income Tax Refund Claims

ComEd has entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. ComEd previously made refundable prepayments to the tax consultant of $11 million. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash outflow from ComEd related to all the agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the PECO / Unicom Merger, would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO / Unicom Merger purchase price.

In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims. As such, ComEd believes that it is probable that a fee will ultimately be paid to the tax consultant. Therefore, ComEd recorded an expense of $5 million (pre-tax), which resulted in a decrease to the prepayment from $11 million to $6 million. The charge represents an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the tax and interest benefit. As of December 31, 2004, ComEd had not reflected the tax benefit associated with the refund claims pending final approval of the IRS. However, as described above, the net income statement impact for ComEd is anticipated to be neutral or positive.

See Note 19—Subsequent Events for information regarding the final approval of the refund claim.

16. Supplemental Financial Information

Supplemental Income Statement Information

	For the Years Ended December 31,
	2004	2003	2002
Depreciation and amortization
Property, plant and equipment (a)	$366	$342	$358
Regulatory assets	44	44	164

Total depreciation and amortization	$410	$386	$522

(a)	Includes amortization of capitalized software costs.

	For the Years Ended December 31,
	2004	2003		2002
Taxes other than income
Utility (a)	$234	$233		$232
Real estate	29	29		20
Payroll	21	24		28
Other	7	(19	)(b)	7

Total	$291	$267		$287

(a)	Municipal and state utility taxes are also recorded in revenues on ComEd’s Consolidated Statements of Income.
(b)	Includes a credit of $25 million in 2003 due to a favorable settlement of coal use tax issues at ComEd related to periods prior to the PECO / Unicom Merger.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

	For the Years Ended December 31,
	2004	2003	2002
Other, net
Investment income	$3	$4	$11
Gain on disposition of assets, net	3	4	—
AFUDC	3	9	18 (a)
Reserve for potential plant disallowance	—	12	(12)
Other income (expense)	5	(5)	(4)

Total	$14	$24	$13

(a)	In 2002, the debt portion of AFUDC of $8 million was recorded as a non-cash credit to other, net. Subsequent to 2002, the debt portion of AFUDC was recorded as a non-cash credit to interest expense.

Supplemental Cash Flow Information

	For the Years Ended December 31,
	2004	2003	2002
Cash paid during the year
Interest (net of amount capitalized)	$357	$352	$417
Income taxes (net of refunds)	356	579	264
Non-cash investing and financing
Resolution of certain tax matters and Merger severance adjustments	$14	$8	$14
Retirement of treasury shares	—	—	1,344
Adoption of SFAS No. 143—adjustment to other paid in capital and goodwill	—	210	—

Supplemental Balance Sheet Information

	December 31,
	2004	2003
Regulatory assets (liabilities)
Nuclear decommissioning	$(1,433)	$(1,183)
Removal costs	(1,011)	(973)
Recoverable transition costs	87	131
Reacquired debt costs and interest-rate swap settlements	118	172
Deferred income taxes	4	(61)
Other	31	23

Total	$(2,204)	$(1,891)

Nuclear decommissioning. Generation is responsible for decommissioning the nuclear plants formerly owned by ComEd. These amounts represent future nuclear decommissioning costs that exceed (regulatory asset) or are less than (regulatory liability) the associated decommissioning trust fund assets. Generation and ComEd believe the trust fund assets, including prospective earnings thereon and any future collections from ratepayers, will equal the associated future decommissioning costs at the time of decommissioning. See Note 10—Nuclear Decommissioning.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Removal costs. These amounts represent funds received from ratepayers to cover the future removal of property, plant and equipment. See Note 4—Property, Plant and Equipment for further information.

Recoverable transition costs. These charges, related to amounts that would have been unrecoverable but for the recovery mechanisms, such as the CTC allowed under the Illinois restructuring act, are amortized based on the expected return on equity of ComEd in any given year. ComEd expects to fully recover and amortize these charges by the end of 2006, but may increase or decrease its annual amortization to maintain its earnings within the earnings cap provisions established by Illinois legislation. See Note 2—Regulatory Issues for discussion of recoverable transition cost amortization.

Reacquired debt costs and interest-rate swap settlements. The reacquired debt costs represent premiums paid for the early extinguishment and refinancing of long-term debt, which are amortized over the life of the new debt issued to finance the debt redemption. Interest-rate swap settlements are deferred and amortized over the period that the related debt is outstanding.

Deferred income taxes. These costs represent the difference between the method by which the regulator allows for the recovery of income taxes and how income taxes would be recorded by unregulated entities. Regulatory assets and liabilities associated with deferred income taxes, recorded in compliance with SFAS No. 71 and SFAS No. 109, include the deferred tax effects associated principally with excess deferred taxes, asset basis differences caused by the equity portion of AFUDC and unamortized investment tax credits accounted for in accordance with the rate-making policies of the ICC, as well as the revenue impacts thereon, and assume continued recovery or settlement of these costs in future rates. See Note 9—Income Taxes.

Recovery of regulatory assets. The regulatory assets for reacquired debt costs and interest-rate swap settlements relate to ComEd’s transmission and distribution business which is subject to cost-based rate regulation. Therefore, they are earning a rate of return. The regulatory assets for recoverable transition costs represent costs which are recoverable through regulated cash flows. ComEd has performed projections to determine if the revenue streams provided through these regulated cash flows are sufficient to provide for recovery of its regulatory assets during the rate-freeze period and concluded that cash flows were sufficient to provide recovery of its operating costs and net assets, including recovery of regulatory assets and a reasonable regulated rate of return on its net assets. Further, the Illinois Restructuring Act provides for an earnings floor and ceiling, such that if ComEd’s earned rate of return falls below a specified floor, ComEd may request a rate increase and, conversely, if its earnings exceed an established threshold, so-called excess earnings must be shared with ratepayers.

	December 31,
	2004	2003
Accrued expenses
Taxes accrued	$265	$179
Interest accrued	194	213
Other accrued expenses	130	148

Total	$589	$540

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

	December 31,
	2004	2003
Accumulated other comprehensive loss
Foreign currency translation adjustment	$2	$2
Unrealized loss on marketable securities	(2)	(3)

Total accumulated other comprehensive loss	$—	$(1)

17. Related-Party Transactions

Effective December 31, 2003, ComEd Financing II, ComEd Financing III, ComEd Funding and the ComEd Transitional Funding Trust were deconsolidated from the financial statements of ComEd in conjunction with the adoption of FIN 46-R. Prior periods were not restated.

ComEd’s financial statements include related-party transactions with its unconsolidated subsidiaries as reflected in the table below.

	For the Years Ended December 31,
	2004	2003	2002
Operating revenues from affiliates
ComEd Transitional Funding Trust	$3	$—	$—
Interest expense to affiliates
ComEd Transitional Funding Trust	85	—	—
ComEd Financing II	13	—	—
ComEd Financing III	13	—	—
Equity in earnings (losses) from unconsolidated affiliates
ComEd Funding LLC	(20)	—	—
ComEd Financing III	1	—	—

	December 31,
	2004	2003
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$9	$9
Investment in subsidiaries
ComEd Transitional Funding LLC	36	56
ComEd Financing II	10	11
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	10	9
Payables to affiliates (current)
ComEd Financing II	6	6
ComEd Financing III	4	4
Long-term debt to financing trusts (including due within one year)
ComEd Transitional Funding Trust	1,341	1,676
ComEd Financing II	155	155
ComEd Financing III	206	206

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

In addition to the transactions described above, ComEd’s financial statements include related-party transactions as reflected in the tables below.

	For the Years Ended December 31,
	2004	2003	2002
Operating revenues from affiliates
Generation (a)	$17	$50	$51
Enterprises (a)	1	15	12
Purchased power from affiliate
PPA with Generation (b)	2,374	2,479	2,559
Operations & maintenance from (to) affiliates
BSC (c)	192	102	124
Enterprises (d, e)	—	26	12
PECO(f)	—	(5)	—
Interest income from affiliates
UII (g)	16	21	30
Exelon intercompany money pool (h)	3	2	—
Other	1	2	1
Interest expense to affiliates
Generation (b)	—	—	4
Capitalized costs
BSC (c)	62	18	9
Enterprises (e)	—	21	21
Cash dividends paid to parent	457	401	470

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

	December 31,
	2004	2003
Receivables from affiliates (current)
UII (g)	$–	$3
PECO (f)	–	6
Exelon intercompany money pool (h)	308	405
Other	1	5
Receivables from affiliates (noncurrent)
UII (g)	–	1,071
Generation (i)	1,433	1,183
Other	–	8
Payables to affiliates (current)
Generation decommissioning (j)	11	11
Generation (a, b)	189	171
BSC (c)	17	13
Other	–	2
Payables to affiliates (noncurrent)
Generation decommissioning (j)	11	22
Other	6	6
Shareholders’ equity—receivable from parent (k)	125	250

(a)	ComEd provides retail electric and ancillary services to Generation. ComEd provided electric and ancillary services to certain Exelon Enterprises Company, LLC (Enterprises) companies which were sold in 2004. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation and Enterprises.
(b)	Effective January 1, 2001, ComEd entered into a full-requirements PPA, as amended, with Generation. See Note 15—Commitments and Contingencies for further information regarding the PPA.
(c)	ComEd receives a variety of corporate support services from Exelon Business Services Company (BSC), including legal, human resources, financial, information technology and supply management services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from ComEd to BSC. As a result, ComEd now receives additional services from BSC including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including application overhead. A portion of such services is capitalized.
(d)	ComEd had contracted with a subsidiary of Exelon Services (an Enterprises company) to provide energy conservation services to ComEd customers. The subsidiary was sold by Exelon in 2004.
(e)	ComEd receives substation and transmission engineering and construction services under contracts with InfraSource. A portion of such services is capitalized. Exelon sold InfraSource in September 2003.
(f)	In 2003, ComEd provided hurricane restoration assistance to PECO.
(g)	ComEd had a note and interest receivable with a variable rate of the one month forward LIBOR rate plus 50 basis points from UII relating to the December 1999 fossil plant sale. This note was paid in full during 2004.
(h)	ComEd participates in Exelon’s intercompany money pool. ComEd earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.
(i)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd for payment to the ratepayers. For further information see Note 10—Nuclear Decommissioning.
(j)	ComEd has a short-term and long-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from customers to Generation.
(k)	ComEd has a non-interest bearing receivable from Exelon related to a corporate restructuring in 2001. The receivable is expected to be settled in 2005 or 2006.

Commonwealth Edison Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

18. Quarterly Data (Unaudited)

The data shown below include all adjustments which ComEd considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Income Before Cumulative Effect Of a Change in Accounting Principle		Net Income
	2004	2003	2004	2003	2004	2003	2004	2003
Quarter ended:
March 31 (a)	$1,336	$1,424	$407	$411	$184	$190	$184	$195
June 30	1,403	1,361	431	443	204	205	204	205
September 30	1,720	1,737	410	363	124	163	124	163
December 31	1,344	1,292	369	350	164	144	164	144

(a)	Operating income, income before cumulative effect of a change in accounting principle and net income for the three months ended March 31, 2004 have been adjusted to reflect a reduction in net periodic postretirement benefit cost of $2 million due to the adoption of FSP FAS 106-2. See Note 1—Significant Accounting Policies for additional information.

19. Subsequent Events

In the first quarter 2005, ComEd received final approval of the income tax refund described in Note 15—Commitments and Contingencies; however the calculation of the claim, including interest has not been finalized. As a portion of the refund will be recorded against goodwill under the provisions of EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the net result is not anticipated to have a material impact on ComEd’s results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PECO

Executive Overview

Financial Results. PECO’s net income on common stock decreased 3% in 2004 primarily due to a 4% decrease in operating income. The decrease in operating income reflects higher taxes other than income, due primarily to the reduction of real estate tax accruals in 2003, and higher depreciation and amortization expense due to increased CTC amortization. Partially offsetting these unfavorable factors on operating income were slightly higher operating revenues net of purchased power and fuel and lower operating and maintenance expense.

Investment Strategy. PECO continued to invest in its infrastructure, spending approximately $225 million in 2004, and expects to invest over $280 million in 2005.

Financing Activities. PECO met its capital resource commitments with internally generated cash. When necessary, PECO obtains funds from external sources, including the capital markets, the intercompany money pool and through bank borrowings. During 2004, PECO refinanced $75 million of First Mortgage Bonds, retired $157 million of Pollution Control Revenue Refunding Bonds, made scheduled repayments of $393 million on its long-term debt to PETT, and repaid $46 million of commercial paper.

Regulatory Developments. Through and Out Rates. In November 2004, the FERC issued two orders authorizing PECO to recover from various entities revenue representing amounts PECO will lose as a result of the elimination of through and out (T&O) charges, for energy flowing across PECO’s transmission system, that were terminated pursuant to the FERC orders effective December 1, 2004. The collection of this revenue will be over a transitional period of December 1, 2004 through March 31, 2006. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter after the rehearing order is issued. During 2004 prior to the termination of T&O charges, PECO collected net T&O charges of approximately $3 million. As a result of this proceeding, PECO may be come a net payer of these charges. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on PECO’s financial condition, results of operations or cash flows.

Rate Design Proceeding. Certain PJM transmission owners, including PECO, are subject to a rate design proceeding before the FERC. The issues in this proceeding involve the methodology used by PJM to charge customers for each PJM transmission owner’s regulated revenue requirement associated with its electric transmission facilities. On January 31, 2005, certain PJM transmission owners, including PECO, made two separate filings in which the transmission owners jointly proposed to retain the present modified zonal rate design applicable within PJM and to implement three separate rate options for recovery of the revenue requirement associated with their new and existing facilities. As part of the group of PJM transmission owners, PECO proposed to retain the present rate design through January 2008, at which time the FERC could reevaluate the continuation of the rate design in PJM. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on PECO’s financial condition, results of operations or cash flows.

Regulatory Outlook. Restructuring in the U.S. electric industry is at a crossroads at both the Federal and state levels, with continuing debate at the FERC on regional transmission organizations (RTOs) and standard market platform issues and in many states on the “post-transition” format. Some states abandoned failed transition plans (e.g. California), some states are adjusting or have adjusted current transition plans (e.g. Ohio), and the Commonwealth of Pennsylvania (by 2011) is considering options to preserve choice for large customers and rate stability for mass market customers, while ensuring the financial returns needed for continuing investments in reliability. PECO will continue to be an active participant in these policy debates, while continuing to focus on improving operations and controlling costs.

As PECO looks toward the end of the restructuring transition period for which its transmission and distribution rates are capped in Pennsylvania (2006), PECO will also continue to work with Federal and state regulators, state and local governments, customer representatives and other interested parties to develop appropriate processes for establishing future rates in restructured electricity markets. PECO will strive to ensure that future rate structures recognize the substantial improvements PECO has made, and will continue to make, in its transmission and distribution systems. PECO will also work to ensure that its rates are adequate to cover its costs of obtaining electric power and energy from its suppliers, which could include Generation, for the costs associated with procuring full requirements power given PECO’s Provider of Last Resort (POLR) obligations. As in the past, by working together with all interested parties, PECO believes it can successfully meet these objectives and obtain fair recovery of its costs for providing service to its customers; however, if PECO is unsuccessful, its results of operations and cash flows could be negatively affected after the transition period.

Outlook for 2005 and Beyond. On December 20, 2004, Exelon entered into a merger agreement with PSEG, a holding company for an electric and gas utility company primarily located and serving customers in New Jersey. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the first quarter of 2006. However, the transaction is contingent upon, among other things, the approval by shareholders of PSEG of the merger and shareholders of Exelon of the shares to be issued in the merger, antitrust clearance and a number of regulatory approvals and reviews. Exelon and PECO are in the process of evaluating the impacts of the merger.

PECO’s financial results will be affected by a number of factors, including weather conditions and successful implementation of operational improvement initiatives. If weather is warmer than normal in the summer months or colder than normal in the winter months, operating revenues at PECO generally will be favorably affected.

While the U.S. economic recovery appears underway, PECO’s current plan is based on moderate sales growth (between 1% and 2% for electric and gas). Continued implementation of cost reduction initiatives is needed to offset labor and material cost escalation, especially the double digit increases in health care costs. PECO’s stable base of 1.5 million electric and 460,000 gas customers will provide a solid platform with which to meet these challenges.

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

	2004	2003	Favorable (unfavorable) variance
OPERATING REVENUES	$4,487	$4,388	$99

OPERATING EXPENSES
Purchased power	1,644	1,677	33
Fuel	528	419	(109)
Operating and maintenance	547	576	29
Depreciation and amortization	518	487	(31)
Taxes other than income	236	173	(63)

Total operating expense	3,473	3,332	(141)

OPERATING INCOME	1,014	1,056	(42)

OTHER INCOME AND DEDUCTIONS
Interest expense	(303)	(324)	21
Distributions on mandatorily redeemable preferred securities	—	(8)	8
Equity in losses of unconsolidated affiliates	(25)	—	(25)
Other, net	18	2	16

Total other income and deductions	(310)	(330)	20

INCOME BEFORE INCOME TAXES	704	726	(22)

INCOME TAXES	249	253	4

NET INCOME	455	473	(18)
Preferred stock dividends	3	5	2

NET INCOME ON COMMON STOCK	$452	$468	$(16)

Net Income on Common Stock

PECO’s net income on common stock decreased 3% in 2004 primarily due to a 4% decrease in operating income. The decrease in operating income reflects higher taxes other than income, due primarily to the reduction of real estate tax accruals in 2003, and higher depreciation and amortization expense due to increased CTC amortization. Partially offsetting these unfavorable factors on operating income were slightly higher operating revenues net of purchased power and fuel and lower operating and maintenance expense.

Operating Revenue

PECO’s electric sales statistics and revenue detail are as follows:

Retail Deliveries—(in GWhs)	2004	2003	Variance	% Change
Full service (a)
Residential	10,349	11,358	(1,009)	(8.9%)
Small commercial & industrial	6,728	6,624	104	1.6%
Large commercial & industrial	14,908	14,739	169	1.1%
Public authorities & electric railroads	914	897	17	1.9%

	32,899	33,618	(719)	(2.1%)

Delivery only (b)
Residential	2,158	900	1,258	139.8%
Small commercial & industrial	1,687	1,455	232	15.9%
Large commercial & industrial	760	780	(20)	(2.6%)

	4,605	3,135	1,470	46.9%

Total retail deliveries	37,504	36,753	751	2.0%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

Electric Revenue	2004	2003	Variance	% Change
Full service (a)
Residential	$1,317	$1,444	$(127)	(8.8%)
Small commercial & industrial	756	753	3	0.4%
Large commercial & industrial	1,113	1,090	23	2.1%
Public authorities & electric railroads	80	80	—	—

	3,266	3,367	(101)	(3.0%)

Delivery only (b)
Residential	164	65	99	152.3%
Small commercial & industrial	86	75	11	14.7%
Large commercial & industrial	20	21	(1)	(4.8%)

	270	161	109	67.7%

Total electric retail revenues	3,536	3,528	8	0.2%
Wholesale and miscellaneous revenue (c)	203	215	(12)	(5.6%)

Total electric revenue	$3,739	$3,743	$(4)	(0.1%)

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC.
(b)	Delivery only revenue reflects revenue from customers receiving generation from an alternative electric supplier, which includes a distribution charge and a CTC.
(c)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

The changes in electric retail revenues for 2004 compared to 2003 consisted of the following:

Variance
Volume	$148
Rate change	20
Customer choice	(78)
Weather	(63)
Rate mix	(19)

Electric retail revenue	$8

Volume. Exclusive of the effects of weather and customer choice, higher delivery volume increased PECO’s revenue $148 million compared to 2003, related primarily to an increased number of customers and increased usage by all customer classes.

Rate Change. Revenues increased $20 million due to a scheduled phase-out of merger-related rate reductions. In connection with the PUC’s approval of the merger of PECO, Unicom Corporation, and Exelon in 2000, PECO entered into a settlement agreement with the PUC and agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through December 31, 2005. Consequently, rates were reduced from the levels that otherwise would have been in effect pursuant to the PUC approved restructuring settlement by $60 million annually until January 1, 2004 when the reduction decreased to $40 million annually, which will be in effect through December 31, 2005.

Customer Choice. All PECO customers may choose to purchase energy from an alternative electric supplier. This choice does not affect kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO. Also, operating income is not affected by customer choice since reduced revenues are offset by reduced purchase power expense.

In 2004, the energy provided by alternative electric suppliers was 4,605 GWhs or 12% as compared to 3,135 GWhs or 9% in 2003. As of December 31, 2004, the number of customers served by alternative electric suppliers was 101,500 or 7% as compared to 312,600 or 20% as of December 31, 2003. The decrease in electric retail revenue associated with customer choice primarily relates to residential customers selecting or being assigned to an alternative electric supplier. The increase in energy provided by alternative electric suppliers was due to the assignment of residential customers to alternative electric suppliers for a one-year term beginning in December 2003, as required by the PUC and PECO’s final electric restructuring order. The decrease in the number of customers served by alternative electric suppliers was due to these residential customers returning to PECO as their energy provider in December 2004.

Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. The weather impact was unfavorable compared to the prior year reflecting warmer winter weather. Heating degree-days decreased 5% in 2004 compared to 2003. Cooling degree-days remained relatively unchanged compared to 2003.

Rate Mix. The decrease in revenues from rate mix is due to changes in monthly usage patterns in all customer classes during 2004 compared to 2003.

Electric wholesale and miscellaneous revenue includes PECO’s proportionate share of the transmission revenues generated by PJM. Additionally, PECO pays PJM for its use of these transmission assets, and this expense is recorded in purchased power. Electric wholesale and miscellaneous revenue decreased $12 million primarily due to lower PJM transmission revenue.

PECO’s gas sales statistics and revenue detail are as follows:

Deliveries to customers (in million cubic feet (mmcf))	2004	2003	Variance	% Change
Retail sales	59,949	61,858	(1,909)	(3.1%)
Transportation	27,148	26,404	744	2.8%

Total	87,097	88,262	(1,165)	(1.3%)

Revenue	2004	2003	Variance	% Change
Retail sales	$702	$609	$93	15.3%
Transportation	18	18	—	—
Resales and other	28	18	10	55.6%

Total	$748	$645	$103	16.0%

The changes in gas retail revenue for 2004 compared to 2003 consisted of the following:

Variance
Rate changes	$111
Volume	3
Weather	(21)

Gas retail revenue	$93

Rate Changes. The favorable variance in rates was attributable to increases in rates through the purchased gas adjustment clause that became effective March 1, 2003, June 1, 2003, December 1, 2003 and March 1, 2004. The average purchased gas cost rate per mmcf for 2004 was 33% higher than the rate in 2003. PECO’s gas cost rates are subject to periodic adjustments by the PUC and are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates. Effective December 1, 2004, the PUC approved a decrease in PECO’s rates through the purchased gas adjustment clause as a result of lower gas costs. Changes in PECO’s rates through the purchased gas adjustment clause have no impact on operating income.

Volume. Exclusive of the effect of weather conditions, revenues were higher in 2004 compared to 2003 due primarily to increased sales in the small commercial and industrial class.

Weather. The weather conditions were unfavorable in 2004 compared to 2003. Heating degree-days in PECO’s service territory decreased 5% in 2004 compared to 2003.

Resales and other revenue increased $10 million primarily due to increased off-system sales.

Purchased Power

The decrease in purchased power expense was attributable to $78 million from customers in Pennsylvania assigned to or selecting an alternative electric supplier, a $27 million decrease associated with lower sales due to unfavorable weather conditions and a $15 million decrease in PJM transmission expense, partially offset by an increase of $69 million related to increased sales exclusive of weather conditions and $18 million of higher prices.

Fuel

The increase in fuel expense in 2004 was primarily attributable to $111 million of higher gas costs and $14 million related to increased off-system sales, partially offset by a $15 million decrease associated with lower sales due to unfavorable weather conditions.

Operating and Maintenance

The changes in operating and maintenance expense for 2004 compared to 2003 consisted of the following:

Increase (Decrease)
Severance and severance-related expenses	$(17)
Automated meter reading system implementation costs in 2003	(16)
Incremental storm costs (a)	(14)
Payroll expense (b)	(11)
Allowance for uncollectible accounts expense	(4)
Corporate allocations (c)	34
Other	(1)

Decrease in operating and maintenance expense	$(29)

(a)	Storm costs were significantly higher in 2003 primarily as a result of Hurricane Isabel.
(b)	PECO had fewer employees in 2004 compared to 2003.
(c)	Higher corporate allocations primarily result from centralization of information technology, supply, human resources, communications, and finance functions into BSC from all of the Exelon operating companies, and changes in the corporate governance allocation calculation. Corporate governance allocations increased overall as a result of higher centralized costs distributed out of BSC, the sale of the Enterprises companies resulting in PECO comprising a greater base percentage of Exelon, and an SEC-mandated change to the methodology used to allocate Exelon’s corporate governance costs.

Depreciation and Amortization

Depreciation and amortization expense increased for 2004 compared to 2003, as follows:

	2004	2003	Increase (Decrease)
Competitive transition charge amortization	$367	$336	$31
Depreciation expense	131	130	1
Other amortization expense	20	21	(1)

Total depreciation and amortization	$518	$487	$31

The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act. In January 2005, PECO’s Board of Directors approved the implementation of a new customer information and billing system as part of a broader Energy Delivery systems strategy. The approval of this new system will result in the accelerated depreciation of PECO’s current system, which is expected to result in additional annual depreciation expense in 2005 and 2006 of $15 million and $8 million, respectively, above 2004 levels. If additional systems changes are approved, additional accelerated depreciation may be required.

Taxes Other Than Income

The increase in taxes other than income in 2004 was primarily attributable to a $58 million reduction of real estate tax accruals in 2003 and $12 million related to the reversal of a use tax accrual in 2003 resulting from an audit settlement, partially offset by $4 million of lower payroll taxes.

Interest Expense and Distributions on Mandatorily Redeemable Preferred Securities

The aggregate of interest expense and distributions on mandatorily redeemable preferred securities decreased primarily due to lower outstanding debt and refinancings at lower rates, partially offset by a reversal in 2003 of accrued interest expense on Federal income taxes of $8 million to reflect actual interest paid. Effective December 31, 2003, with the adoption of FIN 46-R, PECO deconsolidated its financing trusts (see Note 1 of PECO’s Notes to Consolidated Financial Statements). PECO no longer records distributions on mandatorily redeemable preferred securities of subsidiaries but records interest expense to affiliates related to PECO’s obligations to the financing trusts.

Equity in Losses of Unconsolidated Affiliates

In 2004, PECO recorded $25 million of equity in losses of unconsolidated affiliates as a result of deconsolidating its subsidiary financing trusts.

Other, net

The increase was primarily attributable to a reversal in 2003 of accrued interest on Federal income taxes of $14 million to reflect actual interest received and gains on disposition of assets in 2004.

Income Taxes

The effective tax rate was 35% for 2004 and 2003. See Note 8 of PECO’s Notes to Consolidated Financial Statements for further discussion of the effective income tax rate.

Results of Operations

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

	2003	2002	Favorable (unfavorable) variance
OPERATING REVENUES	$4,388	$4,333	$55

OPERATING EXPENSES
Purchased power	1,677	1,669	(8)
Fuel	419	348	(71)
Operating and maintenance	576	523	(53)
Depreciation and amortization	487	456	(31)
Taxes other than income	173	244	71

Total operating expense	3,332	3,240	(92)

OPERATING INCOME	1,056	1,093	(37)

OTHER INCOME AND DEDUCTIONS
Interest expense	(324)	(370)	46
Distributions on mandatorily redeemable preferred securities	(8)	(10)	2
Other, net	2	32	(30)

Total other income and deductions	(330)	(348)	18

INCOME BEFORE INCOME TAXES	726	745	(19)

INCOME TAXES	253	259	6

NET INCOME	473	486	(13)
Preferred stock dividends	5	8	3

NET INCOME ON COMMON STOCK	$468	$478	$(10)

Net Income on Common Stock

The decrease in net income on common stock in 2003 was a result of higher fuel, operating and maintenance and depreciation and amortization expense, partially offset by higher gas revenue, lower taxes other than income and lower interest expense.

Operating Revenue

PECO’s electric sales statistics and revenue detail are as follows:

Retail Deliveries—(in GWhs)	2003	2002	Variance	% Change
Full service (a)
Residential	11,358	10,365	993	9.6%
Small commercial & industrial	6,624	7,606	(982)	(12.9%)
Large commercial & industrial	14,739	14,766	(27)	(0.2%)
Public authorities & electric railroads	897	852	45	5.3%

	33,618	33,589	29	0.1%

Delivery only (b)
Residential	900	1,971	(1,071)	(54.3%)
Small commercial & industrial	1,455	415	1,040	n.m.
Large commercial & industrial	780	557	223	40.0%

	3,135	2,943	192	6.5%

Total retail deliveries	36,753	36,532	221	0.6%

n.m.—not	meaningful
(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(c)	Delivery only service reflects customers electing to receive electric generation service from an alternative energy supplier.

Electric Revenue	2003	2002	Variance	% Change
Full service (a)
Residential	$1,444	$1,338	$106	7.9%
Small commercial & industrial	753	865	(112)	(12.9%)
Large commercial & industrial	1,090	1,086	4	0.4%
Public authorities & electric railroads	80	79	1	1.3%

	3,367	3,368	(1)	0.0%

Delivery only (b)
Residential	65	145	(80)	(55.2%)
Small commercial & industrial	75	21	54	n.m.
Large commercial & industrial	21	16	5	31.3%

	161	182	(21)	(11.5%)

Total electric retail revenues	3,528	3,550	(22)	(0.6%)
Wholesale and miscellaneous revenue (c)	215	234	(19)	(8.1%)

Total electric revenue	$3,743	$3,784	$(41)	(1.1%)

n.m.—not	meaningful
(a)	Full service reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC.
(b)	Delivery only revenue reflects revenue from customers electing to receive generation from an alternative supplier, which includes a distribution charge and a CTC.
(c)	Wholesale and miscellaneous revenues include transmission revenue and other wholesale energy sales.

The changes in electric retail revenues for 2003 compared to 2002 consisted of the following:

Variance
Rate mix	$(25)
Customer choice	(12)
Volume	13
Weather	3
Other effects	(1)

Electric retail revenue	$(22)

Rate Mix. The decrease in revenues from rate mix is due to changes in monthly usage patterns in all customer classes during 2003 compared to 2002.

Customer Choice. All PECO customers may choose to purchase energy from an alternative electric supplier. This choice does not affect kWh deliveries, but reduces revenue collected from customers because they are not obtaining generation supply from PECO. Also, operating income is not affected by customer choice since reduced revenues are offset by reduced purchase power expense.

For the year ended December 31, 2003, the energy provided by alternative electric suppliers was 3,135 GWhs or 9% as compared to 2,943 GWhs or 8% for the year ended December 31, 2002. As of December 31, 2003, the number of customers served by was 312,600 or 20% as compared to 277,800 or 18% as of December 31, 2002. The decrease in electric retail revenue associated with customer choice primarily relates to small commercial and industrial customers selecting or being assigned to an alternative electric supplier.

Volume. Exclusive of the effects of weather and customer choice, higher delivery volume increased PECO’s revenue $13 million compared to 2002, primarily related to increases in the residential customer class, reflecting customer growth, and increased usage in the small commercial and industrial customer classes.

Weather. The demand for electricity is affected by weather conditions. The weather impact was slightly favorable compared to the prior year reflecting colder winter weather during the beginning of the year, largely offset by cooler summer weather and warmer winter weather during the end of the year. Heating degree-days increased 16% in 2003 compared to 2002. Cooling degree-days decreased 21% compared to 2002.

PECO’s gas sales statistics and revenue detail are as follows:

Deliveries to customers (in million cubic feet (mmcf))	2003	2002	Variance	% Change
Retail sales	61,858	54,782	7,076	12.9%
Transportation	26,404	30,763	(4,359)	(14.2%)

Total	88,262	85,545	2,717	3.2%

Revenue	2003	2002	Variance	% Change
Retail sales	$609	$490	$119	24.3%
Transportation	18	19	(1)	(5.3%)
Resales and other	18	40	(22)	(55.0%)

Total	$645	$549	$96	17.5%

The changes in gas retail revenue for 2003 compared to 2002 consisted of the following:

Variance
Weather	$71
Rate changes	51
Volume	(3)

Gas retail revenue	$119

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

Purchased Power

The increase in purchased power expense was attributable to $10 million for higher electric delivery volume and $7 million for higher prices, including higher PJM ancillary charges, partially offset by decreased purchases of $9 million primarily related to additional small commercial and industrial customers selecting or being assigned to alternative electric suppliers in 2003.

Fuel

The increase in fuel expense in 2003 was primarily attributable to a $55 million increase in purchased gas volumes to meet increased customer demand and a $39 million increase due to higher gas costs, partially offset by a $28 million decrease in fuel expense associated with lower resale sales.

Operating and Maintenance

The increase in operating and maintenance expense was primarily attributable to $30 million of severance and severance-related costs associated with The Exelon Way, $22 million of higher storm-related costs, $16 million of increased employee fringe benefits, $7 million related to additional uncollectible accounts expense, partially offset by $13 million of lower costs associated with the initial implementation of automated meter reading services in 2002, and $15 million of lower payroll expense due to a lower number of employees. During 2002, PECO decreased its reserve for uncollectible accounts by $17 million as a result of a change in estimate.

Depreciation and Amortization

Depreciation and amortization expense increased for 2003 compared to 2002 as follows:

	2003	2002	Variance
Competitive transition charge amortization	$336	$308	$28
Depreciation expense	130	125	5
Other amortization expense	21	23	(2)

Total depreciation and amortization	$487	$456	$31

The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act. The increase in depreciation expense was due to additional plant in service.

Taxes Other Than Income

The decrease in taxes other than income in 2003 was primarily attributable to a $58 million reduction of real estate tax accruals in 2003, a $16 million decrease in real estate tax expense in 2003, a $12 million reversal of the use tax accrual due to an audit settlement, partially offset by a $14 million reversal of an overaccrual of Pennsylvania sales and use tax in 2002.

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

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that PECO no longer has access to external financing sources at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources, including cash, are used primarily to fund PECO’s capital requirements, including construction expenditures, repayments of maturing debt, the payment of dividends and contributions to Exelon’s pension plans. PECO’s construction expenditures utilize a significant amount of cash on projects that have a long-term return on investment. Additionally, PECO operates in a rate-regulated environment in which recovery of current cash expenditures takes place over an extended period of time. As a result of these factors, PECO has historically operated with a working capital deficit. However, PECO expects operating cash flows to be sufficient to meet operating and capital expenditure requirements.

Cash Flows from Operating Activities

PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the first and third quarters of each fiscal year. PECO’s future cash flows will be affected by its ability to achieve operating cost reductions and the impact of the economy, weather, customer choice and future regulatory proceedings on its revenues. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future. Operating cash flows after 2006 could be negatively affected by changes in PECO’s rate regulatory environment, although any effects are not expected to hinder PECO’s ability to fund its business requirements. See Business Outlook and Challenges in Managing the Business.

Cash flows provided by operations for the years ended December 31, 2004 and 2003 were $983 million and $814 million, respectively. Changes in PECO’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business.

In addition to the items mentioned in Results of Operations, PECO’s operating cash flows in 2004 were affected by the following items:

•	Deferred natural gas costs decreased $10 million during 2004 resulting in an increase to operating cash flows. During 2003, an increase in deferred natural gas costs of $50 million resulted in a decrease to operating cash flows. PECO’s gas cost rates are subject to periodic adjustments by the PUC that are designed to recover from or refund to customers the difference between the actual cost of purchased gas and the amount included in rates. During 2004, PECO was recovering fuel revenues from customers in excess of gas costs being incurred. During 2003, PECO was incurring gas costs in excess of fuel revenues being recovered from customers.

•	PECO participates in Exelon’s defined benefit pension plans and postretirement welfare benefit plans. Contributions by PECO to the plans were $14 million in 2004 compared to $49 million for the same period in 2003.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2004 were $248 million compared to $246 million in 2003 and reflect a $34 million increase in PECO’s contribution to the Exelon intercompany money pool in 2004, partially offset by lower construction expenditures of $25 million in 2004. PECO’s investing activities during 2004 were funded by operating activities.

PECO’s projected capital expenditures for 2005 are $281 million. Approximately 65% of the budgeted 2005 expenditures are for additions to or upgrades of existing facilities, including reliability improvements. The remainder of the capital expenditures support customer and load growth. Internally generated cash flow in 2005 is expected to meet capital requirements. PECO’s proposed capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities

Cash flows used in financing activities in 2004 were $676 million compared to $587 million in 2003. The increase in cash flows used in financing activities was primarily due to an increase in net retirements of long-term debt of $388 million, partially offset by a decrease in repayments of short-term debt of $108 million, a decrease in the retirement of preferred securities of $100 million and an increase in contributions received from Exelon of $153 million. Additionally, PECO paid dividends of $394 million and $327 million during 2004 and 2003, respectively, of which $391 million and $322 million, respectively, were common dividends paid to Exelon.

From time to time and as market conditions warrant, PECO may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen its balance sheet.

Credit Issues

Exelon Credit Facility. A description of Exelon’s credit agreements, and PECO’s participation therein, is set forth above under “Credit Issues—Exelon Credit Facility” in “Exelon Corporation—Liquidity and Capital Resources.”

Capital Structure. At December 31, 2004, PECO’s capital structure consisted of 78% long-term debt, including long-term debt to unconsolidated affiliates, 21% common equity and 1% preferred securities. Long-term debt to unconsolidated affiliates includes obligations to PETT, PECO Trust III, and PECO Trust IV, which are no longer consolidated within the financial statements due to the adoption of FIN 46 and FIN 46-R. PECO’s capital structure, excluding the deduction from shareholders’ equity of the $1.5 billion receivable from Exelon (which amount is deducted for GAAP purposes but is excluded here to reflect amounts expected to be received by PECO from Exelon to pay future taxes), consisted of 63% long-term debt, including long-term debt to unconsolidated affiliates, 36% common equity and 1% preferred securities. See Note 1 of PECO’s Notes to Consolidated Financial Statements for further information regarding FIN 46 and FIN 46-R.

Intercompany Money Pool. A description of the intercompany money pool, and PECO’s participation therein, is set forth above under “Credit Issues—Intercompany Money Pool” in “Exelon Corporation—Liquidity and Capital Resources.” During 2004, PECO earned less than $1 million in interest from its contributions to the intercompany money pool and paid less than $1 million on borrowings from the intercompany money pool.

Security Ratings. A description of PECO’s security ratings is set forth above under “Credit Issues—Security Ratings” in “Exelon Corporation—Liquidity and Capital Resources.”

Shelf Registration. A description of PECO’s shelf registration is set forth above under “Credit Issues—Shelf Registration” in “Exelon Corporation—Liquidity and Capital Resources.”

Fund Transfer Restrictions. Under applicable law, PECO is precluded from lending or extending credit or indemnity to Exelon and can pay dividends only from retained or current earnings. At December 31, 2004, PECO had retained earnings of $607 million.

Contractual Obligations and Off-Balance Sheet Obligations

The following table summarizes PECO’s future estimated cash payments under existing contractual obligations, including payments due by period.

		Payment due within			Due 2010 and beyond
(in millions)	Total	2005	2006-2007	2008-2009
Long-term debt	$1,200	$46	$—	$450	$704
Long-term debt to financing trusts	3,640	165	1,160	1,325	990
Interest payments on long-term debt (a)	391	48	97	71	175
Interest payments on long-term debt to financing trusts (a)	1,109	233	381	221	274
Operating leases	11	3	4	2	2
Other purchase commitments (b)	2	1	1	—	—

Total contractual obligations	$6,353	$496	$1,643	$2,069	$2,145

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2004 and do not reflect anticipated future refinancing, early redemptions or debt issuances.
(b)	Commitments for services and materials.

See ITEM 8. Financial Statements and Supplementary Data—PECO’s Notes to Consolidated Financial Statements for additional information about:

•	long-term debt, including long-term debt due to financing trusts, see Note 7

•	operating leases, see Note 14

See Note 14 of PECO’s Notes to Consolidated Financial Statements for discussion of PECO’s commercial commitments as of December 31, 2004.

Accounts Receivable Agreement. PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. PECO entered into this agreement to diversify its funding sources at favorable floating interest rates. At December 31, 2004, PECO had sold a $225 million interest in accounts receivable, consisting of a $179 million interest in accounts receivable, which PECO accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125,” and a $46 million interest in special-agreement accounts receivable, which was accounted for as a long-term note payable and reflected on PECO’s Consolidated Balance Sheet as long-term debt due within one year. At December 31, 2003, PECO had sold a $225 million interest in accounts receivable, consisting of a $176 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140 and a $49 million interest in special-agreement accounts receivable which was accounted for as a long-term note payable. See ITEM 8. Financial Statements and Supplementary Data—PECO Note 3 of PECO’s Notes to Consolidated Financial Statements. PECO must continue to service these receivables and must maintain the level of the accounts receivable at $225 million. If PECO fails to maintain that level, the cash that would otherwise be received by PECO under this program must be held in escrow until the level is met. At December 31, 2004 and 2003, PECO met this requirement and was not required to make any cash deposits.

IRS Refund Claims. PECO entered into several agreements with a tax consultant related to the filing of refund claims with the Internal Revenue Service (IRS) and previously made refundable prepayments to the tax consultant of $5 million. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any.

The ultimate net cash outflow to PECO related to all the agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to PECO’s financial position, results of operations and cash flows. PECO cannot predict the timing of the final resolution of these refund claims.

Variable Interest Entities. Effective July 1, 2003, PECO Trust IV was deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN 46. Effective December 31, 2003, PETT and PECC were deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN 46-R. Approximately $3.6 billion of debt issued by PECO to these financing trusts was recorded as long-term debt to PETT and long-term debt to financing trusts within the Consolidated Balance Sheet as of December 31, 2004.

Critical Accounting Policies and Estimates

See Exelon, ComEd, PECO and Generation—Critical Accounting Policies and Estimates above for a discussion of PECO’s critical accounting policies and estimates.

Business Outlook and the Challenges in Managing the Business

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

A description of the business outlook and challenges in managing PECO’s business is set forth above under “Business Outlook and the Challenges in Managing the Business—Energy Delivery and General Business” in “Exelon Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Further discussion of PECO’s liquidity position and capital resources and related challenges is included in the Liquidity and Capital Resources section.

New Accounting Pronouncements

See Note 1 of PECO’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK— PECO

PECO is exposed to market risks associated with credit and interest rates. These risks are described above under “Quantitative and Qualitative Disclosures about Market Risk—Exelon.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of PECO Energy Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(3)(i) present fairly, in all material respects, the financial position of PECO Energy Company and Subsidiary Companies (PECO) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PECO’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, PECO changed its method of accounting for variable interest entities in 2003; and as discussed in Note 9 to the consolidated financial statements, PECO changed its method of accounting for asset retirement obligations as of January 1, 2003.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 22, 2005

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Income

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Operating revenues
Operating revenues	$4,468	$4,377	$4,321
Operating revenues from affiliates	19	11	12

Total operating revenues	4,487	4,388	4,333

Operating expenses
Purchased power	197	244	231
Purchased power from affiliate	1,447	1,433	1,438
Fuel	511	419	348
Fuel from affiliate	17	—	—
Operating and maintenance	440	519	450
Operating and maintenance from affiliates	107	57	73
Depreciation and amortization	518	487	456
Taxes other than income	236	173	244

Total operating expenses	3,473	3,332	3,240

Operating income	1,014	1,056	1,093

Other income and deductions
Interest expense	(56)	(321)	(370)
Interest expense to affiliates	(247)	(3)	—
Distributions on mandatorily redeemable preferred securities	—	(8)	(10)
Equity in earnings (losses) of unconsolidated affiliates	(25)	—	1
Other, net	18	2	31

Total other income and deductions	(310)	(330)	(348)

Income before income taxes	704	726	745
Income taxes	249	253	259

Net income	455	473	486
Preferred stock dividends	3	5	8

Net income on common stock	$452	$468	$478

See Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Cash flows from operating activities
Net income	$455	$473	$486
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	518	487	456
Provision for uncollectible accounts	47	52	46
Deferred income taxes and amortization of investment tax credits	(98)	(50)	(92)
Equity in (earnings) losses of unconsolidated affiliates	25	—	(1)
Other non-cash operating activities	9	8	8
Changes in assets and liabilities:
Accounts receivable	(59)	(24)	(145)
Inventories	(21)	(32)	4
Deferred energy costs	10	(50)	25
Other current assets	(1)	(2)	(6)
Accounts payable, accrued expenses and other current liabilities	27	(59)	45
Change in receivables and payables to affiliates, net	(4)	(31)	(41)
Income taxes	57	21	(23)
Pension and non-pension postretirement benefits obligations	23	9	(9)
Other noncurrent assets and liabilities	(5)	12	7

Net cash flows provided by operating activities	983	814	760

Cash flows from investing activities
Capital expenditures	(225)	(250)	(261)
Changes in Exelon intercompany money pool contributions	(34)	—	—
Change in restricted cash	—	—	(8)
Other investing activities	11	4	9

Net cash flows used in investing activities	(248)	(246)	(260)

Cash flows from financing activities
Issuance of long-term debt	75	450	225
Retirement of long-term debt	(235)	(718)	(571)
Issuance of long-term debt to financing trusts	—	103	—
Retirement of long-term debt to financing trusts	(393)	—	—
Change in short-term debt	(46)	(154)	99
Retirement of mandatorily redeemable preferred stock	—	(50)	(19)
Retirement of preferred stock	—	(50)	—
Dividends paid on preferred and common stock	(394)	(327)	(348)
Contribution from parent	312	159	150
Other financing activities	5	—	(5)

Net cash flows used in financing activities	(676)	(587)	(469)

Increase (decrease) in cash and cash equivalents	59	(19)	31

Cash and cash equivalents at beginning of period	44	63	32

Cash and cash equivalents at end of period	$103	$44	$63

See Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2004	2003
Assets
Current assets
Cash and cash equivalents	$103	$44
Accounts receivable, net
Customer	368	363
Other	34	27
Inventories, at average cost
Gas	117	99
Materials and supplies	10	7
Deferred income taxes	24	64
Contributions to Exelon intercompany money pool	34	—
Deferred energy costs	71	81
Other	12	11

Total current assets	773	696

Property, plant and equipment, net	4,329	4,256

Deferred debits and other assets
Regulatory assets	4,790	5,226
Investments	22	20
Investment in affiliates	87	123
Receivables from affiliates	46	13
Pension asset	77	68
Other	9	8

Total deferred debits and other assets	5,031	5,458

Total assets	$10,133	$10,410

Liabilities and shareholders’ equity
Current liabilities
Commercial paper	$—	$46
Long-term debt due within one year	46	—
Long-term debt to PECO Energy Transition Trust due within one year	165	153
Accounts payable	121	92
Accrued expenses	263	237
Payables to affiliates	146	150
Customer deposits	42	30
Other	11	5

Total current liabilities	794	713

Long-term debt	1,153	1,359
Long-term debt to PECO Energy Transition Trust	3,291	3,696
Long-term debt to other financing trusts	184	184

Deferred credits and other liabilities
Deferred income taxes	2,834	2,986
Unamortized investment tax credits	19	22
Non-pension postretirement benefits obligation	319	287
Other	141	147

Total deferred credits and other liabilities	3,313	3,442

Total liabilities	8,735	9,394

Commitments and contingencies

Shareholders’ equity
Common stock	2,176	1,999
Receivable from parent	(1,482)	(1,623)
Preferred stock	87	87
Retained earnings	607	546
Accumulated other comprehensive income	10	7

Total shareholders’ equity	1,398	1,016

Total liabilities and shareholders’ equity	$10,133	$10,410

See Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(in millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2001	$1,919	$137	$(1,878)	$263	$19	$460
Net income	—	—	—	486	—	486
Common stock dividends	—	—	—	(340)	—	(340)
Preferred stock dividends	—	—	—	(8)	—	(8)
Repayment of receivable from parent	—	—	120	—	—	120
Capital contribution from parent	30	—	—	—	—	30
Allocation of tax benefit from parent	27	—	—	—	—	27
Other comprehensive income, net of income taxes of $(9)	—	—	—	—	(14)	(14)

Balance, December 31, 2002	1,976	137	(1,758)	401	5	761
Net income	—	—	—	473	—	473
Common stock dividends	—	—	—	(322)	—	(322)
Preferred stock dividends	—	—	—	(5)	—	(5)
Redemption of preferred stock	—	(50)	—	(1)	—	(51)
Repayment of receivable from parent	—	—	135	—	—	135
Capital contribution from parent	17	—	—	—	—	17
Allocation of tax benefit from parent	7	—	—	—	—	7
Return of equity from unconsolidated affiliate	(1)	—	—	—	—	(1)
Other comprehensive income, net of income taxes of $1	—	—	—	—	2	2

Balance, December 31, 2003	1,999	87	(1,623)	546	7	1,016
Net income	—	—	—	455	—	455
Common stock dividends	—	—	—	(391)	—	(391)
Preferred stock dividends	—	—	—	(3)	—	(3)
Repayment of receivable from parent	—	—	141	—	—	141
Capital contribution from parent	156	—	—	—	—	156
Allocation of tax benefit from parent	21	—	—	—	—	21
Other comprehensive income, net of income taxes of $(2)	—	—	—	—	3	3

Balance, December 31, 2004	$2,176	$87	$(1,482)	$607	$10	$1,398

See Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Net income	$455	$473	$486
Other comprehensive income (loss)
Change in net unrealized gain (loss) on cash-flow hedges, net of income taxes of $(1) and $(8), respectively	1	—	(13)
Unrealized gain (loss) on marketable securities, net of income taxes of $(1), $1 and $(1), respectively	2	2	(1)

Total other comprehensive income (loss)	3	2	(14)

Total comprehensive income	$458	$475	$472

See Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data unless otherwise noted)

1. Significant Accounting Policies

Description of Business

Incorporated in Pennsylvania in 1929, PECO Energy Company (PECO) is a regulated utility engaged principally in the purchase, transmission, distribution and sale of electricity to residential, commercial and industrial customers in southeastern Pennsylvania, including the City of Philadelphia, and the distribution and sale of natural gas to residential, commercial and industrial customers in the Pennsylvania counties surrounding the City of Philadelphia. Pursuant to the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), the Commonwealth of Pennsylvania requires the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. PECO serves as the local distribution company providing electric distribution services in its franchised service territory in southeastern Pennsylvania and energy service to customers who do not choose an alternate electric generation supplier.

Basis of Presentation

PECO, a regulated electric and gas utility, is a principal subsidiary of Exelon Corporation (Exelon), which owns 100% of PECO’s common stock. The consolidated financial statements of PECO include the accounts of its subsidiaries, including ExTel Corporation, LLC, Adwin Realty Company and PECO Wireless, LP, except certain financing trusts for 2004 and 2003. All intercompany transactions have been eliminated. As of July 1, 2003, PECO Energy Capital Trust IV (PECO Trust IV) was no longer consolidated within the financial statements of PECO. Effective December 31, 2003, the accounts of PECO Energy Transition Trust (PETT) and PECO Energy Capital Corporation (PECC) are no longer consolidated. PECC is the sole general partner of PECO Energy Capital L.P. (PEC L.P.), which is the sponsor of PECO Energy Capital Trust III (PECO Trust III). PETT is a separate legal entity from PECO; the debt issued by PETT is solely its obligation, and its assets, including transitional property, is not available to creditors of PECO. See “Variable Interest Entities” below. PECO accounts for its less than 20% owned investments under the cost method of accounting.

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

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Accounting for the Effects of Regulation

PECO is regulated by the Pennsylvania Public Utility Commission (PUC) under state public utility laws, the Federal Energy Regulatory Commission (FERC) under various Federal laws, and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). PECO accounts for all of its regulated electric and gas operations in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) which requires PECO to record in its financial statements the effects of the rate regulation to which these operations are currently subject. Use of SFAS No. 71 is applicable to the utility operations of PECO that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. PECO believes that it is probable that currently recorded regulatory assets and liabilities associated with these operations will be recovered or settled. If a separable portion of PECO’s business no longer meets the provisions of SFAS No. 71, PECO would be required to eliminate the financial statement effects of regulation for that portion.

Segment Information

PECO operates in one segment—energy delivery.

Variable Interest Entities

The FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities” (FIN 46) in January 2003 and issued its revision in FASB Interpretation No. 46-R “Consolidation of Variable Interest Entities” (FIN 46-R) in December 2003, which addressed the requirements for consolidating certain variable interest entities. FIN 46 was effective for PECO’s variable interest entities created after January 31, 2003 and FIN 46-R was effective December 31, 2003 for PECO’s other variable interest entities that are considered to be special-purpose entities. FIN 46-R applied to all other variable interest entities as of March 31, 2004.

PECO Trust IV, a financing trust of PECO created in May 2003, was deconsolidated from the financial statements of PECO pursuant to the provisions of FIN 46 as of July 1, 2003. As of December 31, 2004, the remaining financing trusts of PECO, including PECO Trust III (formed in April 1998) and PETT (formed in June 1998), were deconsolidated from the financial statements of PECO pursuant to the provisions of FIN 46-R. Amounts of $3.6 billion owed to these financing trusts were recorded as long-term debt due to PETT and long-term debt to other financing trusts within the Consolidated Balance Sheets at December 31, 2004. PECO recognized equity in losses related to these unconsolidated financing subsidiaries of $25 million for the year ended December 31, 2004.

This change in presentation had no significant affect on the results of operations or financial position of PECO. In accordance with FIN 46 and FIN 46-R, prior periods have not been restated. The maximum exposure to loss as a result of PECO’s involvement with the financing trusts is $87 million at December 31, 2004.

Revenues

Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of each month, PECO accrues an estimate for the unbilled amount of energy delivered or

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

services provided to its electric and gas customers. See Note 3—Accounts Receivable for further discussion.

Stock-Based Compensation

PECO participates in Exelon’s stock-based compensation plans. Exelon accounts for its stock-based compensation plans under the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations and follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Accordingly, no compensation expense for stock options has been recognized within the Consolidated Statements of Income. The table below shows the effect on PECO’s net income for 2004, 2003 and 2002 had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123:

	2004	2003	2002
Net income—as reported	$455	$473	$486
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes (a)	3	3	13

Pro forma net income	$452	$470	$473

(a)	The fair value of options granted was estimated using a Black-Scholes option pricing model.

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

Exelon and its subsidiaries, including PECO, file a consolidated return for Federal and certain state income tax returns. Income taxes of the Exelon consolidated group are allocated to PECO based on the separate return method. See Note 8—Income Taxes for further discussion.

PECO is a party to an agreement (Tax Sharing Agreement) with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities. The Tax Sharing Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members. That allocation is treated as a contribution to the capital of the party receiving the benefit.

Losses on Reacquired Debt

Recoverable losses on reacquired debt related to regulated operations are deferred and amortized to interest expense over the life of the new debt issued to finance the debt redemption consistent with rate recovery for rate-making purposes. Losses on reacquired debt that are not refinanced with new debt are recognized in PECO’s Consolidated Statements of Income as incurred.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects PECO’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, typically monthly. Customer accounts are written off based upon approved regulatory or legislative requirements.

Inventories

Gas inventory includes the cost of stored natural gas and propane. PECO has several long-term storage contracts for natural gas as well as a liquefied natural gas storage facility. Gas inventory is recorded at the lower of cost or net realizable value using a weighted average cost methodology.

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reported at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. At December 31, 2004 and 2003, PECO had no held-to-maturity or trading securities.

Purchased Gas Adjustment Clause

PECO’s natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective quarterly adjustments to rates, which are subject to periodic review by the PUC. At December 31, 2004 and 2003, deferred energy costs of $71 million and $81 million, respectively, were recorded in other current assets on PECO’s Consolidated Balance Sheets.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. PECO evaluates the carrying value of property, plant and equipment and other long-term assets for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The cost of maintenance, repairs and minor replacements of property is charged to maintenance expense as incurred.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation and removal costs reduce the related regulated liability in accordance with the composite method of depreciation. See Note 15—Supplemental Financial Information. For unregulated property, the cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of any gain or loss on disposition. See Note 4—Property, Plant and Equipment.

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2004 and 2003, net unamortized capitalized software costs totaled $46 million and $53 million, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, not to exceed ten years. During 2004, 2003, and 2002, PECO amortized capitalized software costs of $12 million, $15 million and $17 million, respectively.

Depreciation and Amortization

Depreciation, including a provision for estimated removal costs as authorized by the PUC, is provided over the estimated service lives of property, plant and equipment on a straight-line basis using the composite method. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category, are presented in the table below:

Asset Category	2004	2003	2002
Electric-transmission and distribution	2.14%	2.08%	2.09%
Gas	2.52%	2.38%	2.13%
Common—gas and electric	4.60%	7.53%	6.40%

Amortization of regulatory assets is provided over the recovery period as specified in the related regulatory agreement.

Allowance for Funds Used During Construction

Allowance for Funds Used During Construction (AFUDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC of $2 million, $1 million and $1 million in 2004, 2003 and 2002, respectively, was recorded as a charge to construction work in progress and as a non-cash credit to AFUDC which is included in other income and deductions within the Consolidated Statements of Income. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities.

Derivative Financial Instruments

PECO enters into derivatives to manage its exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and exposure to changes in the fair value of outstanding debt. PECO’s derivative activities are in accordance with Exelon’s Risk Management Policy (RMP).

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases and normal sales exception. Derivatives recorded at fair value on the balance sheet are presented as current or noncurrent mark-to-market derivative assets or liabilities. Changes in the fair value of the derivative financial instrument are recognized in earnings unless specific hedge accounting criteria are met, in which case those changes are recorded in earnings as an offset to the changes in fair value of the exposure being hedged or deferred in accumulated other comprehensive income and recognized in earnings as hedged transactions occur. Amounts recorded in earnings are included in other, net on the consolidated statements of income.

A derivative financial instrument can be designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as a fair-value hedge, are recognized in earnings as offsets to the changes in fair value of the exposure being hedged. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash-flow hedge are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. Any ineffectiveness is recognized in earnings immediately. On an ongoing basis, the Company assesses the hedge effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative is not highly effective as a hedge, hedge accounting will be discontinued prospectively.

Severance Benefits

PECO participates in Exelon’s ongoing severance plans, which are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43” (SFAS No. 112) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Amounts associated with severance benefits that are considered probable and can be reasonably estimated are accrued. See Note 5—Severance Accounting for further discussion of PECO’s accounting for severance benefits.

Retirement Benefits

PECO participates in Exelon’s defined benefit pension plans and postretirement welfare benefit plans. Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106) and FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88, and 106” (revised 2003) (SFAS No. 132). See Note 10—Retirement Benefits for further discussion of retirement benefits.

FSP FAS 106-2. Through Exelon’s postretirement benefit plans, PECO provides retirees with prescription drug coverage. On December 8, 2003 the Medicare Prescription Drug, Improvement and

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Modernization Act of 2003 (the Prescription Drug Act) was enacted. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, in May 2004, the FASB issued FSP FAS 106-2, which provided transition guidance for accounting for the effects of the Prescription Drug Act and superseded FSP FAS 106-1, which had been issued in January 2004. FSP FAS 106-1 permitted a plan sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. PECO made the one-time election allowed by FSP FAS 106-1 during the first quarter of 2004. During the second quarter of 2004, PECO early adopted the provisions of FSP FAS 106-2, resulting in a reduction in net periodic postretirement benefit cost. Historical financial information for the three months ended March 31, 2004 has been adjusted in Note 17—Quarterly Data (Unaudited) and will be adjusted when presented for comparative purposes in future periods to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP FAS 106-2.

New Accounting Pronouncements

SFAS No. 151. In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. PECO is assessing the impact SFAS No. 151 will have on its consolidated financial statements.

SFAS No. 123-R. In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has not elected to early adopt SFAS No. 123-R. As a result, SFAS No. 123-R will be effective for Exelon in the third quarter of 2005 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of July 1, 2005 and all prospective awards. Exelon is assessing the impact SFAS No. 123-R will have on its consolidated financial statements and which of three transition methods allowed by SFAS No. 123-R will be elected.

SFAS No. 153. In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions’” (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for PECO in the third quarter of 2005 and earlier application is permitted for nonmonetary asset exchanges occurring after the issuance of SFAS No. 153. The provisions of SFAS No. 153 are applied prospectively. PECO is assessing the impact SFAS No. 153 will have on its consolidated financial statements.

FSP FAS 109-1 and FSP FAS 109-2. In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP FAS 109-2). FSP FAS 109-1 and FSP FAS 109-2 were effective upon issuance. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of “qualified production activities income,” as defined in the Act, or taxable income. FSP FAS 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). The Act also provided a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP FAS 109-2 provides a registrant more time to evaluate the Act’s impact on the registrant’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. PECO is assessing the impact, if any, that the Act and these standards may have on its consolidated financial statements in future periods.

2. Regulatory Issues

Through and Out Rates. In November 2004, the FERC issued two orders authorizing PECO to recover from various entities revenue representing amounts PECO will lose as a result of the elimination of through and out (T&O) charges, for energy flowing across PECO’s transmission system, that were terminated pursuant to the FERC orders effective December 1, 2004. The collection of this revenue will be over a transitional period of December 1, 2004 through March 31, 2006. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter after the rehearing order is issued. During 2004 prior to the termination of T&O charges, PECO collected net T&O charges of approximately $3 million. As a result of this proceeding, PECO may become a net payer of these charges. The ultimate outcome of this proceeding is uncertain and may have a material adverse effect on PECO’s financial condition, results of operations or cash flows.

Customer Choice. All PECO customers may choose to purchase energy from an alternative electric supplier. As of December 31, 2004, approximately 101,500 customers, representing approximately 8% of PECO’s annual retail kilowatthour sales, had elected to purchase their electric energy from an alternative electric supplier. Customers who receive energy from an alternative electric supplier continue to pay delivery and competitive transition charges (CTCs).

PECO cannot predict the long-term impact of customer choice on its result of operations.

Rate Limitations. Pursuant to the settlement agreement with the PUC related to the merger of PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO /

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Unicom Merger), PECO is subject to agreed-upon electric service rate reductions of $200 million, in aggregate, for the period January 1, 2002 through December 31, 2005, including $40 million in each of 2004 and 2005. As required by the 1998 electric restructuring settlement and as modified by the PECO / Unicom Merger-related settlement agreement, PECO is subject to rate caps (subject to limited exceptions for significant increases in Federal or state income taxes or other significant changes in law or regulation that do not allow PECO to earn a fair rate of return) on its transmission and distribution rates through December 31, 2006, and on its energy rates through December 31, 2010.

Nuclear Decommissioning Costs. Effective January 1, 2004, the PUC approved an adjustment to PECO’s nuclear decommissioning cost adjustment clause permitting PECO to recover an additional $3.6 million annually, or $33 million compared to $29 million previously. The amounts recovered by PECO are remitted to Exelon Generation Company, LLC (Generation) upon collection.

3. Accounts Receivable

Customer accounts receivable at December 31, 2004 and 2003 included unbilled operating revenues of $143 million. The allowance for uncollectible accounts at December 31, 2004 and 2003 was $52 million and $72 million, respectively.

PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. At December 31, 2004, PECO had sold a $225 million interest in accounts receivable, consisting of a $179 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125,” (SFAS No. 140) and a $46 million interest in special-agreement accounts receivable which was accounted for as a long-term note payable and reflected on the consolidated balance sheet as long-term debt due within one year. At December 31, 2003, PECO had sold a $225 million interest in accounts receivable, consisting of a $176 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140 and a $49 million interest in special-agreement accounts receivable which was accounted for as a long-term note payable (see Note 7—Long-Term Debt). PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires cash, which would otherwise be received by PECO under this program, to be held in escrow until the requirement is met. At December 31, 2004 and 2003, PECO met this requirement and was not required to make any cash deposits.

4. Property, Plant and Equipment

A summary of property, plant and equipment by category as of December 31, 2004 and 2003 is as follows:

Asset Category	2004	2003
Electric—transmission and distribution	$4,501	$4,347
Gas—transmission and distribution	1,436	1,381
Common	501	492
Construction work in progress	37	65
Other property, plant and equipment	19	19

Total property, plant and equipment	6,494	6,304
Less accumulated depreciation	2,165	2,048

Property, plant and equipment, net	$4,329	$4,256

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO’s depreciation expense, which is included in cost of service for rate purposes, includes the cost of dismantling and removing plant from service upon retirement. For more information, see Note 15—Supplemental Information.

PECO has undivided ownership interests in jointly owned electric transmission plant comprised of a 22.00% ownership of 127 miles of 500,000 voltage lines located in Pennsylvania and a 42.55% ownership of 151 miles of 500,000 voltage lines located in Delaware and New Jersey. Gross plant and accumulated depreciation balances for these assets were $60 million and $27 million, respectively, at December 31, 2004 and $60 million and $26 million, respectively, at December 31, 2003. PECO’s undivided ownership interests are financed with PECO funds and all operations are accounted for as if such participating interests were wholly owned facilities. PECO’s share of direct expenses of the jointly owned plant is included in the corresponding operating expenses on the Consolidated Statements of Income.

5. Severance Accounting

PECO provides severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans maintained by Exelon primarily based upon each individual employee’s years of service with PECO and compensation level.

During the years ended December 31, 2004 and 2003, PECO identified approximately 55 and 165 positions, respectively, for elimination. As of December 31, 2004, approximately 15 of the identified positions had not been eliminated. PECO recorded charges for salary continuance severance of $3 million and $16 million (before income taxes) during 2004 and 2003, respectively, which represented salary continuance severance costs that were probable and could be reasonably estimated as of the end of the year. During 2004 and 2003, PECO recorded charges of $2 million and $4 million (before income taxes), respectively, associated with special health and welfare severance benefits. Additionally, PECO incurred curtailment costs in 2004 and 2003 associated with its pension and postretirement benefit plans of $2 million and $10 million (before income taxes), respectively, as a result of personnel reductions. In total, PECO recorded charges of $7 million and $30 million (before income taxes) in 2004 and 2003, respectively. See Note 10—Retirement Benefits for a description of the curtailment charges for the pension and postretirement benefit plans.

PECO based its estimate of the number of positions to be eliminated on management’s current plans and its ability to determine the appropriate staffing levels to effectively operate the business. PECO may incur further severance costs if additional positions are identified for elimination. These costs will be recorded in the period in which the costs can be reasonably estimated.

The following table details PECO’s total salary continuance severance costs, recorded as an operating and maintenance expense, for the years ended December 31, 2004 and 2003. During 2002, no amounts were recorded as severance expense.

Salary continuance severance charges
Expense recorded—2004	$3
Expense recorded—2003	16
Expense recorded—2002	—

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides a roll forward of PECO’s salary continuance severance obligation from January 1, 2003 through December 31, 2004. PECO had no severance charges or cash payments during 2002.

Salary continuance severance obligation
Balance as of January 1, 2003	$—
Severance charges recorded	16
Cash payments	(2)
Other adjustments	—

Balance as of January 1, 2004	14
Severance charges recorded	3
Cash payments	(10)
Other adjustments	—

Balance as of December 31, 2004	$7

6. Short-Term Debt

	2004	2003	2002
Average borrowings	$23	$168	$155
Maximum borrowings outstanding	207	582	612
Average interest rates, computed on a daily basis	1.08%	1.23%	1.77%
Average interest rates, at December 31	—	1.02%	1.51%

At December 31, 2003, Exelon, along with PECO, Commonwealth Edison Company (ComEd) and Generation, participated with a group of banks in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion unsecured revolving facility maturing on July 16, 2009, and the $750 million three-year facility was reduced to $500 million maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, PECO, ComEd and Generation and to issue letters of credit.

At December 31, 2004, PECO’s aggregate sublimit under the credit agreements was $100 million. Sublimits under the credit agreements can change upon written notification to the bank group. PECO had approximately $100 million of unused bank commitments, net of outstanding letters of credit, under the credit agreements at December 31, 2004. PECO did not have any commercial paper outstanding at December 31, 2004. At December 31, 2003, commercial paper outstanding was $46 million. Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. The maximum adder is 170 basis points.

The credit agreements require PECO to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization debt, certain changes in working capital and distributions on preferred securities of subsidiaries. For the twelve-month period ended December 31, 2004, PECO’s minimum cash from operations to interest expense ratio was 2.25 to 1. At December 31, 2004, PECO was in compliance with this threshold.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

7. Long-Term Debt

	December 31, 2004		December 31,
	Rates	Maturity Date	2004	2003
Long-term debt
First Mortgage Bonds (a) (b):
Fixed rates	3.50%-5.95%	2008-2034	$1,000	$1,000
Floating rates	1.70%-1.80%	2012	154	154
Pollution control notes:
Fixed rates	—	—	—	157
Notes payable—accounts receivable agreement	2.50%	2005	46	49
Other	—	—	—	1

Total long-term debt (c)			1,200	1,361
Unamortized debt discount and premium, net			(1)	(2)
Long-term debt due within one year			(46)	—

Long-term debt			$1,153	$1,359

Long-term debt due to PETT (d) (e)
Series 1999-A:
Fixed rates	6.05%-6.13%	2005-2008	$1,890	$2,138
Floating rates	2.98%	2007	10	155
Series 2000-A	7.63%-7.65%	2009	750	750
Series 2001	6.52%	2010	806	806

Long-term debt due to PETT			3,456	3,849
Long-term debt due to PETT within one year			(165)	(153)

Total long-term debt due to PETT			$3,291	$3,696

Long-term debt to other financing trusts (d) (e)
Subordinated debentures to PECO Trust III	7.38%	2028	$81	$81
Subordinated debentures to PECO Trust IV	5.75%	2033	103	103

Total long-term debt to other financing trusts			$184	$184

(a)	Utility plant of PECO is subject to the lien of the PECO mortgage indenture.
(b)	Includes first mortgage bonds issued under the PECO mortgage indenture securing pollution control notes.
(c)	Long-term debt maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$46
2006	—
2007	—
2008	450
2009	—
Thereafter	704

Total	$1,200

(d)	Effective July 1, 2003, PECO Trust IV, a financing subsidiary created in May 2003, was deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN 46. Effective December 31, 2003, PECO Trust III and PETT were deconsolidated from the financial statements in conjunction with the adoption of FIN 46-R. Amounts owed to PETT have been recorded as debt to PETT within the Consolidated Balance Sheets, and interest owed to PECO Trust IV has been recorded as interest expense to affiliates within the Consolidated Statements of Income.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(e)	Long-term debt to PETT and other financing trusts maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$165
2006	520
2007	640
2008	625
2009	700
Thereafter	990

Total	$3,640

Debt issuances. During 2004, PECO issued $75 million of 5.90% First Mortgage Bonds due May 1, 2034.

Debt Retirements and Redemptions. Payments were made on the following long-term debt during 2004:

Type	Rate	Maturity	Amount
Pollution Control Revenue Bonds	5.20%	April 1, 2021	$51
Pollution Control Revenue Bonds	5.20%	October 1, 2030	92
Pollution Control Revenue Bonds	5.30%	October 1, 2034	14
First Mortgage Bonds	6.375%	August 15, 2005	75
Notes payable—accounts receivable agreement			3

Total payments			$235

During 2004, PECO made payments of $393 million related to its obligation to PETT.

See Note 11—Fair Value of Financial Assets and Liabilities for additional information regarding interest-rate swaps. See Note 12—Preferred Securities for additional information regarding preferred stock.

8. Income Taxes

Income tax expense (benefit) is comprised of the following components:

	For the Year Ended December 31,
	2004	2003	2002
Included in operations:
Federal
Current	$311	$257	$305
Deferred	(59)	(15)	(51)
Investment tax credit amortization	(2)	(2)	(3)
State
Current	36	46	46
Deferred	(37)	(33)	(38)

Total income tax expense	$249	$253	$259

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The effective income tax rate varies from the U.S. Federal statutory rate principally due to the following:

	For the Year Ended December 31,
	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(0.1)	1.1	0.7
Plant basis differences	0.6	(1.1)	(1.5)
Amortization of investment tax credit	(0.4)	(0.4)	(0.3)
Other, net	0.2	0.2	0.9

Effective income tax rate	35.3%	34.8%	34.8%

The tax effects of temporary differences giving rise to significant portions of PECO’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax liabilities:
Stranded cost recovery	$1,632	$1,784
Plant basis difference	1,295	1,253
Deferred debt refinancing costs	17	20
Unrealized gain on derivative financial instruments	9	11

Total deferred tax liabilities	2,953	3,068

Deferred tax assets:
Deferred pension and postretirement obligations	(51)	(49)
Other, net	(92)	(97)

Total deferred tax assets	(143)	(146)

Deferred income tax liabilities (net) on the Consolidated Balance Sheets	$2,810	$2,922

In accordance with regulatory treatment of certain temporary differences, PECO has recorded a net regulatory asset associated with deferred income taxes, pursuant to SFAS No. 71 and SFAS No. 109 “Accounting for Income Taxes,” of $747 million and $762 million at December 31, 2004 and 2003, respectively. See Note 15—Supplemental Financial Information for further discussion of PECO’s regulatory asset associated with deferred income taxes.

Certain PECO tax returns are under review at the audit or appeals level of the Internal Revenue Service (IRS) and certain state authorities. These reviews by governmental taxing authorities are not expected to have an adverse impact on the financial condition or results of operations at PECO.

In 2004 and 2003, PECO received $21 million and $7 million, respectively, from Exelon related to PECO’s allocation of tax benefits under the Tax Sharing Agreement.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

9. Nuclear Decommissioning

As a result of a corporate restructuring in 2001, assets and liabilities associated with nuclear power plants previously owned by PECO were transferred to Generation. Pursuant to Nuclear Regulatory Commission regulations, Generation has an obligation to decommission these nuclear power plants. Based on the actual or anticipated extended license lives of the nuclear plants, expenditures are expected to occur primarily during the period 2034 through 2056 for plants currently in operation. Generation currently recovers costs for decommissioning nuclear generating stations previously owned by PECO through regulated rates collected by PECO. The amounts recovered from customers are deposited in trust accounts by Generation and invested for funding of future decommissioning costs of these nuclear generating stations.

SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. PECO was required to adopt SFAS No. 143 as of January 1, 2003.

Generation was required to re-measure the decommissioning liabilities at fair value using the methodology prescribed by SFAS No. 143. The transition provisions of SFAS No. 143 required Exelon to apply this remeasurement back to the historical periods in which asset retirement obligations (AROs) were incurred, resulting in a remeasurement of these obligations at the date the related assets were acquired by Generation.

For the nuclear power plants formerly owned by PECO, the SFAS No. 143 ARO calculation yielded decommissioning obligations greater than the corresponding trust assets at January 1, 2003. As such, a regulatory asset of $20 million and a corresponding payable to Generation were recorded upon adoption of SFAS No. 143 at PECO. Due to additional contributions to and increases in the market value of the decommissioning trusts, as of December 31, 2004, the trust assets exceeded the ARO by $46 million. This amount was recorded as a regulatory liability with a corresponding receivable from Generation. Generation and PECO believe that all of the decommissioning assets, prospective earnings thereon and annual collections from PECO ratepayers, which increased to approximately $33 million from $29 million beginning in 2004, will be required to decommission the former PECO plants. Generation and PECO also expect the regulatory liability will be reduced to zero at the conclusion of the decommissioning of the former PECO plants. See Note 2—Regulatory Issues for more information regarding the annual collections from PECO ratepayers.

10. Retirement Benefits

PECO participates in defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon. Substantially all PECO employees are eligible to participate in these plans. Benefits under these plans generally reflect each employee’s compensation, years of service, and age at retirement.

The prepaid pension asset and non-pension postretirement benefits obligation on PECO’s Consolidated Balance Sheets reflects PECO’s obligation from and to the plan sponsor, Exelon. Employee-related assets and liabilities, including both pension and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” postretirement welfare assets and liabilities, were allocated by Exelon to its subsidiaries based on the number of active employees as of

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

January 1, 2001 as part of Exelon’s corporate restructuring. Exelon allocates the components of pension and postretirement benefits expense to the participating employers based upon several factors, including the percentage of active employees in each participating unit.

See Note 15—Retirement Benefits of Exelon’s Notes to Consolidated Financial Statements for pension and other postretirement benefits information for the Exelon plans.

Approximately $32 million, $49 million, and $31 million were included in capital and operating and maintenance expense, excluding curtailment and special termination costs, in 2004, 2003 and 2002, respectively, for PECO’s allocated portion of Exelon’s pension and postretirement benefit expense. The 2004 amounts include a reduction in net periodic post-retirement benefit cost resulting from the adoption of FSP FAS 106-2. PECO contributed $14 million in 2004 and $49 million annually in 2003 and 2002 to Exelon-sponsored plans. PECO expects to contribute approximately $104 million to the pension benefit plans in 2005.

During 2004 and 2003, PECO recognized curtailment charges of $2 million and $10 million (before income taxes), respectively, associated with an overall reduction in participants in Exelon’s pension and postretirement benefit plans due to employee reductions associated with The Exelon Way. During 2004 and 2003, PECO recognized special termination benefit costs of $2 million and $4 million (before income taxes), respectively.

PECO participates in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. PECO matches a percentage of the employee contribution up to certain limits. The cost of PECO’s matching contribution to the savings plan totaled $6 million in 2004 and $7 million annually in 2003 and 2002.

11. Fair Value of Financial Assets and Liabilities

The carrying amounts and fair values of PECO’s financial assets and liabilities as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-derivatives:
Liabilities
Long-term debt (including amounts due within one year)	$1,199	$1,227	$1,359	$1,380
Long-term debt to PETT (including amounts due within one year) (a)	3,456	3,779	3,849	4,215
Long-term debt to other financing trusts (including amounts due within one year) (a)	184	193	184	189

(a)	Effective July 1, 2003, PECO Trust IV was deconsolidated from the financial statements of PECO. Effective December 31, 2003, PETT and PECC were deconsolidated from the financial statements of PECO. The deconsolidation of these entities is in connection with the adoption of FIN 46-R. Amounts owed to PECO Trust IV, PETT and PECC were recorded as long-term debt to PETT and long-term debt to other financing trusts within the Consolidated Balance Sheets.

Fair Value of Financial Instruments. As of December 31, 2004 and 2003, PECO’s carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

are representative of fair value because of the short-term nature of these instruments. Fair values of the long-term debt are determined by an external valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. The fair value of PECO’s interest-rate swaps is determined using external dealer prices or internal valuation models which utilize assumptions of available market pricing curves.

Interest-Rate Swaps. PECO has interest-rate swaps in place to satisfy counterparty credit requirements in regards to the floating-rate series of transition bonds which are mirror swaps of each other. These swaps are not designated as cash-flow hedges; therefore, they are required to be marked-to-market if there is a difference in their values. Since these swaps are offsetting each other, a mark-to-market adjustment is not expected to occur.

During 2004, PECO entered into a forward-starting interest-rate swap in the aggregate notional amount of $75 million to lock in interest-rate levels in anticipation of a future financing. This interest-rate swap was designated as a cash-flow hedge. In connection with a bond issuance in 2004, PECO settled this forward-starting interest-rate swap resulting in a $5 million pre-tax gain recorded in other comprehensive income, a component of shareholders’ equity, which is being amortized over the life of the related debt to interest expense.

As of December 31, 2004, $7 million of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to interest expense during the next twelve months. Amounts in accumulated other comprehensive income related to interest-rate cash flows are reclassified into earnings when the interest payment occurs.

At December 31, 2004 and 2003, the aggregate unamortized net gain on the settlements of swap transactions was $21 million and $35 million, respectively, recorded in accumulated other comprehensive income.

Credit Risk Associated with Financial Instruments. Non-derivative financial instruments that potentially subject PECO to concentrations of credit risk consist principally of cash equivalents and customer accounts receivable. PECO places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limits. Concentrations of credit risk with respect to customer accounts receivable are limited due to PECO’s large number of customers and their dispersion across many industries.

PECO would also be exposed to credit-related losses in the event of non-performance by counterparties that issue derivative instruments. The credit exposure of derivative contracts is represented by the fair value of contracts at the reporting date. The notional amount of derivatives do not represent amounts that are exchanged by the parties and, thus, are not a measure of PECO’s exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

12. Preferred Securities

At December 31, 2004 and 2003, cumulative preferred stock of PECO, no par value, consisted of 15,000,000 shares authorized and the outstanding amounts set forth below:

	Current Redemption Price (a)	December 31,
		2004	2003	2004	2003
		Shares Outstanding		Dollar Amount
Series (without mandatory redemption)
$4.68 (Series D)	$104.00	150,000	150,000	$15	$15
$4.40 (Series C)	112.50	274,720	274,720	27	27
$4.30 (Series B)	102.00	150,000	150,000	15	15
$3.80 (Series A)	106.00	300,000	300,000	30	30

Total preferred stock		874,720	874,720	$87	$87

(a)	Redeemable, at the option of PECO, at the indicated dollar amounts per share, plus accrued dividends.

13. Common Stock

At December 31, 2004 and 2003, common stock without par value consisted of 500,000,000 shares authorized and 170,478,507 shares outstanding.

Fund Transfer Restrictions

Under applicable Federal law, PECO can pay dividends only from retained or current earnings. At December 31, 2004, PECO had retained earnings of $607 million.

PECO’s Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its retained earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 2004, such capital was $2.8 billion and amounted to about 32 times the liquidating value of the outstanding preferred stock of $87 million.

PECO may not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debentures which were issued to PEC L.P. or PECO Trust IV; (2) it defaults on its guarantee of the payment of distributions on the Series D Preferred Securities of PEC L.P. or the preferred trust securities of PECO Trust IV; or (3) an event of default occurs under the Indenture under which the subordinated debentures are issued.

Undistributed Losses of Equity Method Investments

PECO had undistributed losses of equity method investments of $25 million at December 31, 2004.

14. Commitments and Contingencies

Energy Commitments

In connection with the 2001 Exelon corporate restructuring, PECO entered into a purchase power agreement (PPA) with Generation. Under the terms of the PPA, PECO obtains substantially all its

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

electric supply from Generation through 2010. Prices for this energy vary depending upon the month of delivery. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

Commercial Commitments

PECO’s commercial commitments as of December 31, 2004, representing commitments potentially triggered by future events, were as follows:

	Total	Expiration within
		2005	2006-2007	2008-2009	2010 and beyond
Letters of credit (non-debt) (a)	$29	$29	$—	$—	$—
Surety bonds (b)	24	24	—	—	—

Total commercial commitments	$53	$53	$—	$—	$—

(a)	Letters of credit (non-debt)—PECO maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Surety bonds—Guarantees issued related to contract and commercial surety bonds, excluding bid bonds.

Environmental Issues

PECO’s operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, PECO is generally liable for the costs of remediating environmental contamination of property now or formerly owned by PECO and of property contaminated by hazardous substances generated by PECO. PECO owns or leases a number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. PECO has identified 27 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. Of these 27 sites, the Pennsylvania Department of Environmental Protection has approved the clean-up of 9 sites. PECO is currently involved in a number of proceedings relating to other sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

As of December 31, 2004 and 2003, PECO had accrued $47 million and $50 million, respectively, for environmental investigation and remediation costs, including $41 million and $41 million, respectively (reflecting a discount rate of 4.25% and 5.0% in 2004 and 2003, respectively), for investigation and remediation at its 27 MGP sites, that currently can be reasonably estimated. Such estimates, reflecting the effects of a 2.25% and 2.5% inflation rate in 2004 and 2003, respectively, before the effects of discounting were $49 million and $44 million at December 31, 2004 and 2003, respectively. PECO cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by PECO, environmental agencies or others, or whether such costs will be recoverable from third parties; however, PECO is currently recovering through regulated gas rates costs associated with the remediation of the MGP sites.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2004, PECO anticipates that payments related to the discounted environmental investigation and remediation costs, disclosed below on an undiscounted basis, will be:

2005	$8
2006	9
2007	3
2008	6
2009	2
Remaining years	21

Total payments	$49

In December 2003, PECO updated its accounting estimate related to the reserve for environmental remediation. Based on an update of an independently prepared environmental remediation study of its MGP sites, PECO increased its environmental reserve by $18 million, with an offsetting increase to the MGP regulatory asset. See Note 15—Supplemental Financial Information for further discussion of the MGP regulatory asset.

Leases

Minimum future operating lease payments, which consist primarily of lease payments for vehicles, as of December 31, 2004 were:

2005	$3
2006	3
2007	1
2008	1
2009	1
Remaining years	2

Total minimum future lease payments	$11

Rental expense under operating leases totaled $4 million, $6 million and $7 million in 2004, 2003, and 2002, respectively.

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

During 2003, upon completion of updated nuclear plant appraisal studies, PECO recorded reductions of $58 million to reserves recorded for exposures associated with the real estate taxes. While PECO believes the resulting reserve balances as of December 31, 2004 reflect the most likely probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, “Accounting for Contingencies,” the ultimate outcome of such matters could result in unfavorable or favorable adjustments to the consolidated financial statements of PECO, and such adjustments could be material.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

General. PECO is involved in various other litigation matters that are being defended and handled in the ordinary course of business, and PECO maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcome of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on PECO’s financial condition, results of operations, or cash flows.

Capital Commitments

PECO estimates that it will spend approximately $281 million for capital expenditures in 2005.

Income Tax Refund Claims

PECO has entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. PECO previously made refundable prepayments to the tax consultant of $5 million. The fees for these agreements are contingent upon a successful outcome and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash outflow to PECO related to all agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of PECO. PECO cannot predict the timing of the final resolution of these refund claims.

15. Supplemental Financial Information

Supplemental Income Statement Information

	For the Years Ended December 31,
	2004	2003	2002
Depreciation and amortization
Property, plant and equipment (a)	$144	$144	$141
Competitive transition charge	367	336	308
Other regulatory assets	7	7	7

Total depreciation and amortization	$518	$487	$456

(a)	Includes amortization of capitalized software costs.

	For the Years Ended December 31,
	2004	2003		2002
Taxes other than income
Utility (a)	$205	$206		$207
Real estate	10	(47	)(b)	27
Payroll	10	11		13
Other	11	3		(3)

Total	$236	$173		$244

(a)	Municipal and state utility taxes are also recorded in revenues on PECO’s Consolidated Statements of Income.
(b)	Includes the reduction of a $58 million property tax accrual during 2003 as described in Note 14—Commitments and Contingencies.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	For the Years Ended December 31,
	2004	2003	2002
Other, net
Investment income	$8	$10	$26
AFUDC, equity	1	—	1
Gain (loss) on disposition of assets, net	9	—	1
Interest associated with Federal income taxes	—	(14)	—
Other income (expense)	—	6	3

Total	$18	$2	$31

Supplemental Cash Flow Information

	For the Years Ended December 31,
	2004	2003	2002
Cash paid during the year
Interest (net of amount capitalized)	$298	$346	$379
Income taxes (net of refunds)	394	269	388

Supplemental Balance Sheet Information

	December 31,
	2004	2003
Regulatory assets (liabilities)
Competitive transition charges	$3,936	$4,303
Deferred income taxes	747	762
Non-pension postretirement benefits	52	58
Reacquired debt costs	42	49
MGP regulatory asset	32	34
DOE facility decommissioning	19	26
Nuclear decommissioning	(46)	(12)
Other	8	6

Long-term regulatory assets	4,790	5,226
Deferred energy costs (current asset)	71	81

Total	$4,861	$5,307

Competitive transition charges. These charges represent PECO’s stranded costs that the PUC determined would be recoverable through regulated rates. These costs are related to the deregulation of the generation portion of the electric utility business in Pennsylvania. The CTC includes intangible transition property sold to PETT, an unconsolidated subsidiary of PECO, in connection with the securitization of PECO’s stranded cost recovery. These charges are being amortized through December 31, 2010 with a return on the unamortized balance of 10.75%.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Deferred income taxes. These costs represent the difference between the method by which the regulator allows for the recovery of income taxes and how income taxes would be recorded by unregulated entities. Regulatory assets and liabilities associated with deferred income taxes, recorded in compliance with SFAS No. 71 and SFAS No. 109, include the deferred tax effects associated principally with liberalized depreciation accounted for in accordance with the rate-making policies of the PUC, as well as the revenue impacts thereon, and assume continued recovery or settlement of these costs in future rates. See Note 8—Income Taxes for further discussion.

Non-pension postretirement benefits. These costs are the result of transitioning to SFAS No. 106 in 1993, which are recoverable in regulated rates through 2012.

Reacquired debt costs. These costs represent premiums paid for the early extinguishment and refinancing of long-term debt, which are amortized over the life of the new debt issued to finance the debt redemption.

MGP regulatory asset. These costs represent estimated MGP-related environmental remediation costs which are recoverable through regulated gas rates. See Note 14—Commitments and Contingencies for further discussion.

DOE facility decommissioning. These costs represent PECO’s share of recoverable decommissioning and decontamination costs of the Department of Energy’s (DOE) nuclear fuel enrichment facilities established by the National Energy Policy Act of 1992.

Nuclear decommissioning. Generation is responsible for decommissioning the nuclear plants formerly owned by PECO. These amounts represent future nuclear decommissioning costs that exceed (regulatory asset) or are less than (regulatory liability) the associated decommissioning trust fund assets. Generation and PECO believe the trust fund assets, including prospective earnings thereon and any future collections from ratepayers, will equal the associated future decommissioning costs at the time of decommissioning. See Note 9—Nuclear Decommissioning for further discussion.

Deferred energy costs (current asset). These costs represent fuel costs recoverable under the purchase gas adjustment clause.

Recovery of regulatory assets. The regulatory assets related to deferred income taxes and non-pension post-retirement benefits did not require a cash outlay of investor supplied funds; consequently, this cost is not earning a rate of return. Recovery of the regulatory assets for loss on reacquired debt, MGP remediation costs and deferred energy costs is provided for through regulated revenue sources. Therefore, these costs are earning a rate of return.

	December 31,
	2004	2003
Accrued expenses
Taxes accrued	$140	$110
Interest accrued	12	14
Other accrued expenses	111	113

Total	$263	$237

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2004	2003
Accumulated other comprehensive income
Net unrealized gain on cash-flow hedges	$10	$9
Unrealized loss on marketable securities	—	(2)

Total accumulated other comprehensive income	$10	$7

16. Related-Party Transactions

Effective July 1, 2003 PECO Trust IV was deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN 46. Effective December 31, 2003, PETT, PECC, and PECO Trust III were deconsolidated from the financial statements of PECO in conjunction with the adoption of FIN 46-R. Prior periods were not restated.

PECO’s financial statements include related-party transactions with its unconsolidated subsidiaries as reflected in the table below.

	For Year Ended December 31,
	2004	2003	2002
Operating revenues from affiliate
PETT (a)	$10	$—	$—
Interest expense to affiliates
PETT	235	—	—
PECO Trust III	6	—	—
PECO Trust IV	6	3	—
Equity in losses from unconsolidated affiliates
PETT	25	—	—

	December 31,
	2004	2003
Investment in subsidiaries
PETT	$77	$104
PECC	4	16
PECO Trust IV	6	3
Receivables from affiliates (noncurrent)
PECO Trust IV	—	1
Payables to affiliates (current)
PECC	—	1
PECO Trust III	1	10
Long-term debt to financing trusts (including due within one year)
PETT	3,456	3,849
PECO Trust IV	103	103
PECO Trust III	81	81

(a)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

In addition to the transactions described above, PECO’s financial statements include related-party transactions as reflected in the tables below.

	For Year Ended December 31,
	2004	2003	2002
Operating revenues from affiliates
Generation (a)	$9	$10	$12
Other	—	1	—
Purchased power from affiliate
Generation (b)	1,447	1,433	1,438
Fuel from affiliate
Generation (c)	17	—	—
O&M from affiliates
BSC (d)	106	50	49
Generation	1	—	—
Enterprises (e)	—	2	24
ComEd (f)	—	5	—
Capitalized costs
BSC (d)	22	4	8
Enterprises (e)	—	15	24
Cash dividends paid to parent	391	322	340

	December 31,
	2004	2003
Receivable from affiliate (current)
Exelon intercompany money pool (g)	$34	$—
Receivable from affiliate (noncurrent)
Generation decommissioning (h)	46	12
Payables to affiliates (current)
Generation (b)	125	115
BSC (d)	20	15
Enterprises (e)	—	—
ComEd (f)	—	6
Other	—	3
Shareholders’ equity—receivable from parent (i)	1,482	1,623

(a)	PECO provides energy to Generation for Generation’s own use.
(b)	Effective January 1, 2001, PECO entered into a PPA with Generation.
(c)	Effective April 1, 2004, PECO entered into a one-year gas procurement agreement with Generation.
(d)	PECO receives a variety of corporate support services from Exelon Business Services Company (BSC) including legal, human resources, financial, information technology and supply management services. Additionally in 2004, due to the centralization of certain functions, certain employees were transferred from PECO to BSC. As a result, PECO now receives additional services from BSC including planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including application overhead. A portion of such services is capitalized.
(e)	Prior to 2004, PECO received services from Exelon Enterprises Company, LLC (Enterprises) for construction, which were capitalized, and the deployment of automated meter reading technology, which was expensed. This entity was sold by Exelon in 2004.
(f)	ComEd provided hurricane restoration services to PECO during Hurricane Isabel.
(g)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool at a market rate of interest.

PECO Energy Company and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(h)	PECO has a receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to PECO for payment to ratepayers. See Note 9—Nuclear Decommissioning for further information.
(i)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2005 through 2010.

17. Quarterly Data (Unaudited)

The data shown below include all adjustments which PECO considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income on Common Stock
	2004	2003	2004	2003	2004	2003
Quarter ended:
March 31 (a)	$1,239	$1,217	$276	$282	$131	$135
June 30	1,032	961	230	224	99	86
September 30	1,124	1,149	301	301	138	140
December 31	1,092	1,061	207	249	84	107

(a)	Operating income and net income for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $1 million due to the adoption of FSP FAS 106-2. See Note 1—Significant Accounting Policies for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Generation

Executive Overview

As of December 31, 2004, Generation consisted of its owned and contracted for electric generating facilities and energy marketing operations, a 50% interest in Sithe, 49.5% interests in two power stations in Mexico, and the competitive retail sales business of Exelon Energy Company. On January 31, 2005, Generation purchased the remaining 50% interest of Sithe and immediately sold its entire interest in Sithe.

Effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy Company, became part of Generation. Generation’s results of operations have not been adjusted to reflect Exelon Energy Company as a part of Generation for 2003 or 2002. Exelon Energy Company’s results for the years ended December 31, 2003, and 2002 were as follows:

	Year ended December 31, 2003	Year ended December 31, 2002
Total revenues	$834	$697
Intersegment revenues	4	8
Income (loss) before income taxes	(29)	(6)
Income taxes (benefit)	(11)	16
Net income (loss)	(18)	(33)

Generation is one of the largest competitive electric generation companies in the United States, as measured by owned and controlled MWs. Generation combines its large generation fleet with an experienced wholesale and retail power marketing operation. Generation owns generation assets in the Northeast, Mid-Atlantic, Midwest and Texas regions with a net capacity of 25,756 MWs, including 16,751 MWs of nuclear capacity, and controls another 8,701 MWs of capacity in the Midwest, Southeast and South Central regions through long-term contracts.

In addition to its owned generating facilities, Generation, through its investment in Sithe International, owns 49.5% interests in two Mexican business trusts that own the Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) power stations, two 230 MW petcoke-fired generating facilities in Tamuín, Mexico.

Generation’s wholesale marketing unit, Power Team, a major wholesale marketer of energy, uses Generation’s energy generation portfolio, transmission rights and expertise to ensure delivery of energy to Generation’s wholesale customers under long-term and short-term contracts, including the energy, or “load,” requirements of ComEd and PECO. Power Team markets any remaining energy in the wholesale bilateral and spot markets.

2004 has been a year of operating accomplishments and execution of Generation’s overall investment strategy. Generation has focused on living up to its commitments while pursuing greater productivity, quality and innovation. 2004 highlights included the following:

Financial Results. Generation’s net income was $673 million in 2004, compared to a $133 million net loss in 2003. The improvement in Generation’s financial results is primarily attributable to the acquisition of the remaining 50% interest of AmerGen, the sale of Boston Generating, reductions in costs associated with The Exelon Way and an increase in revenue net of purchased power and fuel (revenue net fuel) of over $750 million in 2004 compared to 2003. Also, Generation incurred a $945 million impairment charge related to the long-lived assets of Boston Generating in 2003. The increase in revenue net fuel is attributable to a reduction in realized purchased power and fuel costs due to Generation’s hedging program and the inclusion of AmerGen, Exelon Energy and Sithe in the 2004 results from operations. Also included in Generation’s financial results in 2004 is $32 million of net income resulting from the cumulative effect of a change in accounting principle for the adoption of FIN 46-R. The increase in net income was partially offset by an increase in operating and maintenance expense of $499 million associated with the consolidation of AmerGen, Sithe and Exelon Energy in 2004. In 2003, Generation also recorded $108 million of net income resulting from the cumulative effect of a change in accounting principle upon the adoption of a new accounting standard that has a significant impact on how Generation accounts for its nuclear decommissioning obligations.

Investment and Divestiture Activities. On May 25, 2004, Generation completed the sale, transfer and assignment of ownership of its indirect wholly owned subsidiary Boston Generating, which owns directly or indirectly the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility. The resulting gain of $85 million ($52 million after-tax) was recorded within Generation’s results of operations during the second quarter of 2004. On September 1, 2004, Generation completed the transfer of plant operations and power marketing arrangements to the lenders’ special purpose entity and its contractors under Boston Generating’s credit facility. In 2003, Generation recorded a pre-tax impairment charge of $945 million related to the long-lived assets of Boston Generating.

On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe for $97 million and, on November 1, 2004, Generation entered into an agreement to sell its anticipated 100% interest in Sithe to Dynegy, Inc. for $135 million in cash. On January 31, 2005, Generation closed on these two transactions and exited its investment in Sithe. The sale did not include Sithe International, which was sold to a subsidiary of Generation on October 13, 2004. Generation acquired Sithe International in exchange for its $92 million note receivable from Sithe in a non-cash transaction. Effective January 26, 2005, Sithe International’s name was changed to Tamuin International Inc.

Financing Activities. Generation met its capital resource commitments primarily through internally generated cash. When necessary, Generation obtains funds from external sources, including the capital markets, the intercompany money pool and through bank borrowings. During 2004, Generation issued $157 million of pollution control bonds, decreased borrowings in the intercompany money pool by $133 million, net of $29 million of borrowings assumed as a result of the transfer of Exelon Energy, and distributed $505 million of dividends to Exelon. On December 31, 2004, Generation had $283 million in outstanding money pool loans to fund operations.

Operational Achievements. Generation focused on the core fundamentals of providing efficient generation to its customers. Generation’s nuclear fleet achieved a 93.5% capacity factor in 2004 compared to 93.4% in 2003 while reducing the production costs of nuclear generation to 1.24 cents per kilowatt-hour. Generation’s nuclear fleet’s production costs continue to be in the top quartile of the nuclear industry. Other operational achievements include improved commercial availability and improved safety metrics at Generation’s fossil fuel plants in 2004.

Outlook for 2005 and Beyond. On December 20, 2004, Exelon entered into a merger agreement with PSEG, a holding company for an electric and gas utility company primarily located and serving customers in New Jersey. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the first quarter of 2006. However, the transaction is contingent upon, among other things, the approval by shareholders of PSEG of the merger and shareholders of Exelon of the shares to be issued in the merger, antitrust clearance and a number of regulatory approvals and reviews. Exelon and Generation are in the process of evaluating the impacts of the merger.

In the near term, Generation’s financial results can be affected by a number of factors, including wholesale market prices, weather conditions, the continued successful implementation of operational improvement initiatives and Generation’s ability to generate electricity at low costs. Generation believes that Power Team’s hedging program reduces the short-term exposure to the variability in market prices.

Generation’s results will be affected by long-term changes in the market prices of power and fuel caused by supply/demand changes, the continued restructuring of the U.S. electric industry at both the Federal and state levels and various environmental regulations. Generating companies must also work with regulators to ensure that a viable capacity market exists to ensure that new units will be constructed in a timely manner to meet the growing demand for power. Generation will continue to be an active participant in these policy debates, while continuing to focus on improving operations and controlling costs and providing a fair return to its investors. To meet Exelon’s financial goals, Generation’s nuclear units must continue their superior performance while keeping costs under control despite inflationary pressures and increasing security costs caused by external events.

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

	2004	2003	Favorable (Unfavorable)
OPERATING REVENUES	$7,938	$8,135	$(197)

OPERATING EXPENSES
Purchased power	2,325	3,587	1,262
Fuel	1,845	1,533	(312)
Operating and maintenance	2,273	1,866	(407)
Impairment of Boston Generating, LLC long-lived assets	—	945	945
Depreciation and amortization	294	199	(95)
Taxes other than income	171	120	(51)

Total operating expense	6,908	8,250	1,342

OPERATING INCOME (LOSS)	1,030	(115)	1,145

OTHER INCOME AND DEDUCTIONS
Interest expense	(167)	(88)	(79)
Equity in earnings (losses) of unconsolidated affiliates	(14)	49	(63)
Other, net	143	(262)	405

Total other income and deductions	(38)	(301)	263

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	992	(416)	1,408

INCOME TAXES	372	(179)	(551)

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	620	(237)	857

MINORITY INTEREST	21	(4)	25

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	641	(241)	882

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (net of income taxes)	32	108	(76)

NET INCOME (LOSS)	$673	$(133)	$806

Operating Revenues

Operating revenues decreased in 2004 as compared to 2003, primarily as a result of the adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a net decrease in revenues of $980 million in 2004 as compared with the prior year. Generation’s sales in 2004 and 2003 were as follows:

Revenue (in millions)	2004	2003	Variance	% Change
Electric sales to affiliates (a)	$3,749	$4,036	$(287)	(7.1%)
Wholesale and retail electric sales (b)	3,227	3,861	(634)	(16.4%)

Total energy sales revenue	6,976	7,897	(921)	(11.7%)

Retail gas sales	456	—	456	n.m.
Trading portfolio	—	1	(1)	(100.0%)
Other revenue (c)	506	237	269	113.5%

Total revenue	$7,938	$8,135	$(197)	(2.4%)

Sales (in GWhs)	2004	2003	Variance	% Change
Sales to affiliates (a)	110,465	117,405	(6,940)	(5.9%)
Wholesale and retail electric sales (b)	92,134	107,267	(15,133)	(14.1%)

Total sales	202,599	224,672	(22,073)	(9.8%)

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail electric sales.
(b)	Includes retail electric sales of Exelon Energy Company in 2004.
(c)	Includes sales related to tolling agreements, including Sithe in 2004, and fossil fuel sales.
n.m.—not	meaningful

Trading volumes of 24,001 GWhs and 32,584 GWhs for the years ended December 31, 2004 and 2003, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VAR trading limits in 2004, which are set by the Exelon Risk Management Committee and approved by the Board of Directors.

Electric Sales to Affiliates. Revenue from sales to affiliates decreased primarily as a result of the transfer of Exelon Energy Company to Generation effective January 1, 2004. Sales to Exelon Energy Company are no longer reported as affiliate revenue by Generation. Revenue from sales to Exelon Energy Company for the year ended December 31, 2003 was $209 million.

Sales to Energy Delivery declined $76 million in 2004 as compared to the prior year, which further contributed to the decrease in sales to affiliates. The lower sales to Energy Delivery were primarily driven by cooler than normal summer weather and lower average transfer prices in 2004 as compared to the prior year.

Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the year ended December 31, 2004 compared to the same period in 2003, consisted of the following:

Variance
Effects of EITF 03-11 adoption (a)	$(966)
Sale of Boston Generating	(370)
Addition of Exelon Energy Company and AmerGen operations	424
Other operations	278

Decrease in wholesale and retail electric sales	$(634)

(a)	Does not include $14 million of EITF 03-11 reclassifications related to fuel sales that are included in other revenues.

As previously described, the adoption of EITF 03-11 on January 1, 2004 resulted in the netting of certain revenues and the associated purchase power and fuel expense in 2004. The sale of Boston Generating in May 2004 resulted in less revenue from this entity in 2004 compared to the prior year. The acquisition of Exelon Energy and AmerGen resulted in increased market and retail electric sales of approximately $424 million compared to the prior year.

The remaining increase in wholesale and retail electric sales was primarily due to higher volumes sold to the market at overall higher prices. The increase in market prices was primarily driven by higher coal prices in the Midwest region and higher oil and gas prices in the Mid-Atlantic region.

Retail Gas Sales. Retail gas sales increased $456 million as a result of the transfer of Exelon Energy Company to Generation as of January 1, 2004.

Other. Other revenues in 2004 include $235 million of revenue related to the results of Sithe Energies, Inc. The remaining increase in other revenues includes sales from tolling agreement, fossil fuel and decommissioning revenue.

Purchased Power and Fuel Expense

Generation’s supply of sales in 2004 and 2003, excluding the trading portfolio, was as follows:

Supply of Sales (in GWhs)	2004	2003	% Change
Nuclear generation (a)	136,621	117,502	16.3%
Purchases—non-trading portfolio (b)	48,968	82,860	(40.9%)
Fossil and hydroelectric generation (c, d)	17,010	24,310	(30.0%)

Total supply	202,599	224,672	(9.8%)

(a)	Excludes AmerGen for 2003. AmerGen generated 20,135 GWhs during the year ended December 31, 2004.
(b)	Sales in 2004 do not include 25,464 GWhs that were netted with purchased power GWhs as a result of the reclassification of certain hedging activities in accordance with EITF 03-11. Includes PPAs with AmerGen, which represented 12,667 GWhs in 2003.
(c)	Fossil and hydroelectric supply mix changed as a result of decreased fossil fuel generation due to the sale of Boston Generating in May 2004.
(d)	Excludes Sithe and Generation’s investment in TEG and TEP.

The changes in Generation’s purchased power and fuel expense for the year ended December 31, 2004 compared to the same period in 2003 consisted of the following:

Variance
Effects of the adoption of EITF 03-11	$(980)
Sale of Boston Generating	(290)
Midwest Generation	(122)
Mark-to-market adjustments on hedging activity	(14)
Price	(13)
Volume	267
Sithe Energies, Inc.	165
Addition of AmerGen and Exelon Energy Company	124
Other	(87)

Decrease in purchased power and fuel expense	$(950)

Adoption of EITF 03-11. The adoption of EITF 03-11 resulted in a decrease in purchased power and fuel expense of $980 million.

Sale of Boston Generating. The decrease in fuel and purchased power expense for Boston Generating is due primarily to the sale of the business in May 2004.

Midwest Generation. The volume of purchased power acquired from Midwest Generation declined in 2004 as a result of Generation exercising its option to reduce the capacity purchased from Midwest Generation, as announced in 2003.

Hedging Activity. Mark-to-market losses on hedging activities at Generation were $2 million for the year ended December 31, 2004 compared to losses of $16 million for 2003. Hedging activities in 2004 relating to Boston Generating operations accounted for a gain of $4 million and hedging activities relating to other Generation operations in 2004 accounted for a loss of $6 million.

Price. The decrease reflects the forward hedging of fuel at lower costs than 2003 realized costs.

Volume. Generation experienced increases in purchased power and fuel expense due to increased market and retail electric sales throughout its various sales regions.

Sithe Energies, Inc. Under the provisions of FIN 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004. See Note 3 of Generation’s Notes to Consolidated Financial Statements for further discussion of Sithe.

Addition of AmerGen and Exelon Energy Company. Due to the transfer of Exelon Energy Company to Generation effective January 1, 2004, fuel expense increased $468 million as fuel purchases made by Exelon Energy Company did not previously affect Generation’s results. As a result of Generation’s acquisition of the remaining 50% interest in AmerGen in December 2003, purchased power decreased $379 million in 2004. In prior periods, Generation reported energy purchased from AmerGen as purchased power expense. The decrease in purchase power from the acquisition of the remaining 50% of AmerGen was partially offset by an increase of $35 million in AmerGen’s nuclear fuel expense.

Other. Other decreases in purchased power and fuel expense were primarily due to $97 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM.

Generation’s average margins per MWh sold for the years ended December 31, 2004 and 2003 were as follows:

($/MWh)	2004	2003	% Change
Average revenue
Electric sales to affiliates (a)	$33.94	$34.38	(1.3%)
Wholesale and retail electric sales (b)	35.03	35.99	(2.7%)
Total—excluding the trading portfolio	34.43	35.15	(2.0%)
Average supply cost—excluding the trading portfolio (c)	20.59	22.79	(9.7%)
Average margin—excluding the trading portfolio	13.84	12.36	12.0%

(a)	Includes sales to Exelon Energy Company during 2003. As of January 1, 2004, Exelon Energy Company became part of Generation and is presented as retail sales.
(b)	Includes retail electric sales of Exelon Energy Company in 2004.
(c)	Average supply cost includes purchased power, fuel costs and PPAs with AmerGen in 2003.

Operating and Maintenance

The changes in operating and maintenance expense for the year ended December 31, 2004 compared to the same period in 2003 consisted of the following:

Variance
Addition of AmerGen and Exelon Energy Company	$345
Sithe Energies, Inc.	71
Refueling outage costs (a)	50
Decommissioning related costs (b)	50
Pension, payroll and benefit costs, primarily associated with The Exelon Way	(84)
DOE Settlement (c)	(52)
Sale of Boston Generating	(12)
Other	39

Increase in operating and maintenance expense	$407

(a)	Includes refueling outage expense of $43 million at AmerGen.
(b)	Includes $40 million due to AmerGen asset retirement obligation accretion.
(c)	See Note 13 of Generation’s Notes to Consolidated Financial Statements for further discussions of the spent nuclear fuel storage settlement agreement with the DOE.

The increase in operating and maintenance expense is primarily due to the inclusion of AmerGen, Exelon Energy Company and Sithe in Generation’s consolidated results for 2004. Decommissioning related costs increased primarily due to the inclusion of AmerGen in 2004 compared to the prior year. Accretion expense includes accretion of the asset retirement obligation and adjustments to offset the earnings impacts of certain decommissioning related activities, including revenues earned from ComEd and PECO, income taxes and depreciation of the asset retirement cost asset (ARC) to zero. The increase in operating and maintenance expense was partially offset with reductions in payroll-related costs due to implementation of the programs associated with The Exelon Way, the sale of Boston Generating in May 2004 and the settlement with the DOE to reimburse Generation for costs associated with storage of spent nuclear fuel.

Nuclear fleet operating data and purchased power costs data for the year ended December 31, 2004 and 2003 were as follows:

	2004	2003
Nuclear fleet capacity factor (a)	93.5%	93.4%
Nuclear fleet production cost per MWh (a)	$12.43	$12.53
Average purchased power cost for wholesale operations per MWh (b)	$47.48	$43.29

(a)	Includes AmerGen and excludes Salem, which is operated by PSEG Nuclear.
(b)	Includes PPAs with AmerGen in 2003.

The higher nuclear capacity factor is primarily due to ten fewer unplanned outages which offset the impact of one additional planned refuel outage. The lower production cost in 2004 as compared to 2003 is primarily due to lower fuel costs and the impact of the spent fuel storage cost settlement agreement with the DOE which offset the added cost for one additional planned refuel outage and costs associated with the Dresden generator repairs during outages in the fourth quarter of 2004.

In 2004 as compared to 2003, the Quad Cities Units intermittently operated at pre-Extended Power Uprate (EPU) generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels by mid-2005.

Impairment of the Long-Lived Assets of Boston Generating

In connection with the decision to transition out of the ownership of Boston Generating during the third quarter of 2003, Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes). See Note 2 of Generation’s Notes to Consolidated Financial Statements for further discussion of the sale of Generation’s ownership interest in Boston Generating.

Depreciation and Amortization

The increase in depreciation and amortization expense in 2004 as compared to 2003 was primarily due to the immediate expensing of an asset retirement cost (ARC), totaling $49 million, recorded in 2004 for which no useful life remains. The ARC was originally recorded in accordance with SFAS No. 143, which requires the establishment of an asset to offset the impact of an increased asset retirement obligation (ARO). See Note 13 of Generation’s Notes to Consolidated Financial Statements for more information on the 2004 update to the ARO and ARC. The remaining increase was due to capital additions and the consolidation of Sithe, AmerGen and Exelon Energy. These increases were partially offset by a decrease in depreciation expense related to Boston Generating facilities, which were sold in May 2004.

Taxes Other Than Income

Taxes other than income increased in 2004 compared to 2003 due primarily to $31 million of additional payroll and property taxes incurred from the consolidation of Sithe, AmerGen and Exelon Energy. The remaining increase resulted from a $15 million reduction to reserves recorded in 2003 for exposures associated with real estate taxes.

Interest Expense

The increase in interest expense in 2004 as compared to 2003 was primarily related to additional expense incurred from the consolidation of Sithe, the purchase of British Energy’s interest in AmerGen, and the issuance of $500 million of Senior Notes in December 2003. The increase was partially offset by a reduction in interest expense of $12 million related to the Boston Generating project debt.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity in earnings of unconsolidated affiliates in 2004 as compared to 2003 was due to a $47 million decrease resulting from Generation’s consolidation of AmerGen in 2004 following the purchase of British Energy’s 50% interest in AmerGen in December 2003 and the consolidation of Sithe in 2004. Equity in earnings of unconsolidated affiliates in 2004 represents equity earnings from TEG and TEP following the transfer of ownership in Sithe International in the fourth quarter of 2004, and prior to that, relates to earnings recorded at Sithe for Sithe’s 49.5% interests in TEG and TEP.

Other, Net

The components of other, net for 2004 as compared to 2003 are as follows:

Other, Net	2004	2003	Variance
Gain on sale of Boston Generating (a)	$85	$—	$85
Decommissioning-related activities:
Decommissioning trust fund income (b)	194	79	115
Decommissioning trust fund income—AmerGen (b)	43	—	43
Other-than-temporary impairment of decommissioning trust funds (c)	(268)	—	(268)
Contractual offset to decommissioning-related activities (d)	66	(79)	145
Gain on sale of Sithe related assets	6	—	6
Impairment of investment in Sithe	—	(255)	255
Other	17	(7)	24

Total	$143	$(262)	$405

(a)	See Note 2 of Generation’s Notes to the Consolidated Financial Statements for further discussion of Generation’s sale of Boston Generating.
(b)	Includes investment income and realized gains/(losses).
(c)	Includes other-than-temporary impairments totaling $255 million, $5 million and $8 million on nuclear decommissioning trust funds for the former ComEd, PECO and AmerGen units, respectively.
(d)	Includes the elimination of non-operating decommissioning related activity for those units that are subject to contractual accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 13 and 15 of Generation’s Notes to Consolidated Financial Statements for more information regarding the contractual accounting applied for certain nuclear units.

The increase in other, net in 2004 as compared to 2003 was primarily due to the $85 million gain ($52 million, net of taxes) on the sale of Boston Generating recorded in 2004, a $255 million impairment charge in 2003 related to Generation’s equity investment in Sithe Energies, Inc. and a $25 million loss resulting from the purchase and subsequent sale of 50% of the assets of Sithe to Reservoir (see Note 3 of Generation’s Notes to Consolidated Financial Statements) in 2003. The remaining increase was due to a $35 million increase in decommissioning trust fund investment income primarily related to AmerGen.

Effective Income Tax Rate

The effective income tax rate was 37.5% for 2004 compared to 43.0% for 2003. The decrease in the effective rate was primarily attributable to income taxes associated with nuclear decommissioning trust fund activity, income tax deductions related to non-taxable employee benefits and the dilution of the permanent income tax benefits due to the increase in pre-tax income in 2004.

Cumulative Effect of Changes in Accounting Principles

On March 31, 2004, Generation adopted FIN 46-R, resulting in a benefit of $32 million (net of income taxes of $22 million).

On January 1, 2003, Generation adopted SFAS No. 143 resulting in a benefit of $108 million (net of income taxes of $70 million).

Results of Operations

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

	2003	2002	Favorable (Unfavorable)
OPERATING REVENUES	$8,135	$6,858	$1,277

OPERATING EXPENSES
Purchased power	3,587	3,294	(293)
Fuel	1,533	959	(574)
Operating and maintenance	1,866	1,656	(210)
Impairment of Boston Generating, LLC long-lived assets	945	—	(945)
Depreciation and amortization	199	276	77
Taxes other than income	120	164	44

Total operating expense	8,250	6,349	(1,901)

OPERATING INCOME (LOSS)	(115)	509	(624)

OTHER INCOME AND DEDUCTIONS
Interest expense	(88)	(75)	(13)
Equity in earnings of unconsolidated affiliates	49	87	(38)
Other, net	(262)	86	(348)

Total other income and deductions	(301)	98	(399)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(416)	607	(1,023)

INCOME TAXES	(179)	217	396

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(237)	390	(627)

MINORITY INTEREST	(4)	(3)	(1)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(241)	387	(628)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (net of income taxes)	108	13	95

NET INCOME (LOSS)	$(133)	$400	$(533)

Operating Revenues

Operating revenues increased in 2003 as compared to 2002. Generation’s sales in 2003 and 2002 were as follows:

Revenue (in millions)	2003	2002	Variance	% Change
Electric sales to affiliates (a)	$4,036	$4,213	$(177)	(4.2%)
Wholesale and retail electric sales	3,861	2,490	1,371	55.1%

Total energy sales revenue	7,897	6,703	1,194	17.8%
Trading portfolio	1	(29)	30	(103.4%)
Other revenue	237	184	53	28.8%

Total revenue	$8,135	$6,858	$1,277	18.6%

Sales (in GWhs)	2003	2002	Variance	% Change
Electric sales to affiliates (a)	117,405	123,975	(6,570)	(5.3%)
Wholesale and retail electric sales	107,267	83,565	23,702	28.4%

Total sales	224,672	207,540	17,132	8.3%

(a)	Includes sales to Exelon Energy Company.

Trading volumes of 32,584 GWhs and 69,933 GWhs for the years ended December 31, 2003 and 2002, respectively, are not included in the table above. The decrease in trading volume is a result of reduced volumetric and VAR trading limits in 2003, which are set by the Exelon Risk Management Committee and approved by the Board of Directors.

Electric sales to affiliates. Sales to affiliates decreased primarily due to lower volume sales to ComEd, offset by slightly higher realized prices. Revenues from PECO were lower, primarily due to lower realized prices, partially offset by slightly higher volumes. Sales to Exelon Energy Company decreased primarily due to the discontinuance of Exelon Energy Company operations in the PJM region.

Wholesale and Retail Electric Sales. Sales volume in the wholesale spot and bilateral markets increased primarily due to the acquisition of Exelon New England in November 2002 and the commencement of commercial operations in 2003 of the Boston Generating facilities, Mystic 8 and 9 and Fore River. In addition, average market prices in 2003 were $5/MWh higher than in 2002.

Trading Revenues. Trading margin increased, reflecting a $1 million gain for the year ended December 31, 2003 as compared to a $29 million loss in the same period in 2002. The increase was primarily related to an increase in gas prices in April 2002, which negatively affected Generation’s trading positions.

Other Revenue. Revenues also increased in 2003 as compared to 2002, as a result of a $76 million increase in sales of excess fossil fuel. The excess fossil fuel is a result of generating plants in Texas and New England operating at less than projected levels.

Purchased Power and Fuel

Generation’s supply of sales in 2003 and 2002, excluding the trading portfolio, was as follows:

Supply of Sales (in GWhs)	2003	2002	% Change
Nuclear generation (a)	117,502	115,854	1.4%
Purchases—non-trading portfolio (b)	82,860	78,710	5.3%
Fossil and hydroelectric generation	24,310	12,976	87.3%

Total supply	224,672	207,540	8.3%

(a)	Excluding AmerGen.
(b)	Including purchase power agreements with AmerGen.

Generation’s supply mix changed as a result of increased nuclear generation due to a lower number of refueling and unplanned outages during 2003 as compared to 2002, increased fossil generation due to the Exelon New England plants acquired in November 2002, including plants under construction which became operational in the second and third quarters of 2003 which accounted for an increase of 8,426 GWhs. Additionally, the change included additional purchased power of 3,320 GWhs from Exelon New England, a new PPA with AmerGen, which increased purchased power by 3,049 GWhs in the second quarter of 2003, and 11,989 GWhs of other miscellaneous power purchases, which more than offset a 14,208 GWhs reduction in purchased power from Midwest Generation.

Purchased Power and Fuel Expense. The changes in Generation’s purchased power and fuel expense for the year ended December 31, 2003 compared to the same period in 2002 consisted of the following:

Variance
Exelon New England	$429
Prices	350
Volume	46
Hedging activity	22
Other	20

Increase in purchased power and fuel expense	$867

Exelon New England. Generation acquired Exelon New England in November 2002 and Mystic Units 8 and 9 began commercial operations during the second quarter of 2003, while Fore River began commercial operations during the third quarter of 2003.

Prices. The increase reflects higher market prices in 2003.

Volume. Purchased power increased in 2003 due to an increase in purchased power from AmerGen under a June 2003 PPA to purchase 100% of the output of Oyster Creek. Prior to the June 2003 PPA, Generation did not purchase power from Oyster Creek. Fuel expense increased due to increases in fossil fuel generation required to meet the increased market demand for energy and the acquisition of generating plants in Texas in April 2002.

Hedging Activity. Mark-to-market losses on hedging activities were $16 million in 2003 compared to a gain of $6 million in 2002.

Other. Other increases in purchased power and fuel were primarily due to additional nuclear fuel amortization of $16 million in 2003 resulting from under-performing fuel which was completely replaced in May 2003 at the Quad Cities Unit 1 and $10 million due to the write-down of coal inventory in 2003 as a result of a fuel burn analysis.

Generation’s average margins per MWh sold for the years ended December 31, 2003 and 2002 were as follows:

($/MWh)	2003	2002	% Change
Average revenue
Wholesale sales to affiliates (a)	$34.38	$33.98	1.2%
Wholesale electric sales	35.99	29.80	20.8%
Total—excluding the trading portfolio	35.15	32.30	8.8%
Average supply cost—excluding the trading portfolio (b)	22.79	20.49	11.2%
Average margin—excluding the trading portfolio	12.36	11.81	4.7%

(a)	Includes sales to Exelon Energy Company.
(b)	Average supply cost includes purchased power and fuel costs.

Operating and Maintenance

The changes in operating and maintenance expense in 2003 as compared to 2002 consisted of the following:

Variance
Adoption of SFAS No. 143 (a)	$118
Increased costs due to generating asset acquisitions in 2002	78
Severance, pension and postretirement benefit costs associated with The Exelon Way	60
Increased employee fringe benefits primarily due to increased health care costs	54
Decreased refueling outage costs (b)	(49)
2002 executive severance	(19)
Other	(32)

Increase in operating and maintenance expense	$210

(a)	Due to a reclassification of decommissioning-related expenses upon the adoption of SFAS No. 143.
(b)	Includes cost savings of $19 million related to one of Generation’s co-owned facilities. Refueling outage days, not including Generation’s co-owned facilities, decreased from 202 in 2002 to 157 in 2003.

The increase in operating and maintenance expense is primarily due to the decision to transition out of the ownership of Boston Generating during the third quarter of 2003, Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes) in the third quarter of 2003. The remaining increase is due to payroll-related costs due to implementation of the programs associated with The Exelon Way, costs incurred due to generating asset acquisitions made in 2002, offset by lower refueling outage cost.

Nuclear fleet operating data and purchased power cost data for 2003 as compared to 2002 was as follows:

	2003	2002
Nuclear fleet capacity factor (a)	93.4%	92.7%
Nuclear fleet production cost per MWh (a)	$12.53	$13.00
Average purchased power cost for wholesale operations per MWh (b)	$43.29	$41.85

(a)	Including AmerGen and excluding Salem, which is operated by PSEG Nuclear.
(b)	Including PPAs with AmerGen.

The higher nuclear capacity factor and decreased production costs were primarily due to 56 fewer planned refueling outage days, resulting in a $36 million decrease in outage costs, including a $6 million decrease related to AmerGen, in 2003 as compared to 2002. The years ended 2003 and 2002 included 30 and 26 unplanned outages, respectively, resulting in a $2 million increase in non-refueling outage costs in 2003 as compared to 2002.

Impairment of the Long-Lived Assets of Boston Generating

In connection with the decision to transition out of the ownership of Boston Generating during the third quarter of 2003, Generation recorded a long-lived asset impairment charge of $945 million ($573 million net of income taxes). See Note 2 of Generation’s Notes to Consolidated Financial Statements for further discussion of the sale of Generation’s ownership interest in Boston Generating.

Depreciation and Amortization

The decrease in depreciation and amortization expense in 2003 as compared to 2002 was primarily attributable to a $130 million reduction in decommissioning expense net of ARC depreciation, as these costs are included in operating and maintenance expense after the adoption of SFAS No. 143, and a $12 million decrease due to life extensions of assets acquired in 2002. The decrease was partially offset by $65 million of additional depreciation expense on capital additions placed in service in 2002, of which $18 million of expense is related to plant acquisitions made after the third quarter of 2002.

Taxes Other Than Income

Taxes other than income decreased in 2003 compared to 2002 due primarily to a $20 million decrease in property taxes, a $13 million decrease in the Pennsylvania capital stock tax and the Texas franchise tax, and a $6 million decrease in payroll taxes.

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

Other, Net

The decrease in other, net in 2003 as compared to 2002 was primarily a result of impairment charges related to Generation’s equity investment in Sithe due to an other-than-temporary decline in value of $255 million and a $25 million loss resulting from the purchase and subsequent sale of 50% of the assets of Sithe to Reservoir. See Note 3 of Generation’s Notes to Consolidated Financial Statements.

Effective Income Tax Rate

The effective income tax rate was 43.0% for 2003 compared to 35.7% for 2002. This increase was primarily attributable to the impairment charges recorded in 2003 related to the long-lived assets of Boston Generating and Generation’s investment in Sithe, which resulted in a pre-tax loss. Other adjustments that affected income taxes include a decrease in tax-exempt interest in 2003 and an increase in nuclear decommissioning investment income for 2003.

Cumulative Effect of Changes in Accounting Principles

On January 1, 2003, Generation adopted SFAS No. 143 resulting in a benefit of $108 million (net of income taxes of $70 million).

On January 1, 2002, Generation adopted SFAS No. 142 resulting in a benefit of $13 million (net of income taxes of $9 million).

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that Generation no longer has access to external financing sources at reasonable terms, Generation has access to a revolving credit facility, which Generation currently utilizes to support its commercial paper program. See the Credit Issues section of Liquidity and Capital Resources for further discussion. Capital resources, including cash, are used primarily to fund Generation’s capital requirements, including construction expenditures, investments in new and existing ventures, repayments of maturing debt, the payment of distributions to Exelon and contributions to Exelon’s pension plans. Any future acquisitions could require external financing or borrowings or capital contributions from Exelon.

Cash Flows from Operating Activities

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including Generation’s affiliated companies, as well as settlements arising from Generation’s trading activities. Generation’s future cash flow from operating activities will depend upon future demand and market prices for energy and the ability to continue to produce and supply power at competitive costs. Cash flows from operations have been and are expected to continue to provide a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future. See Business Outlook and Challenges in Managing the Business.

Cash flows provided by operations for the years ended December 31, 2004 and 2003 were $1,947 million and $1,453 million, respectively. Changes in Generation’s cash flows from operations are generally consistent with changes in its results of operations, as further adjusted by changes in working capital in the normal course of business and non-cash charges.

In addition to the items mentioned in Results of Operations, Generation’s operating cash flows in 2004 were affected by the following items:

•	Receivables from Energy Delivery under the PPAs increased $28 million for 2004, compared to a decrease of $177 million in 2003. The decrease in 2003 was primarily due to the payment of certain trade receivables from ComEd.

•	Net cash received for collateral for 2004 was $73 million, compared to $68 million paid in 2003. The year over year increase in cash flows of $141 million was primarily due to the reduction of cash collateral requirements for certain counterparties as a result of Generation negotiating the acceptance of letters of credit during 2004 to satisfy current and future collateral obligations.

•	At December 31, 2004 and 2003, Generation had income tax receivables of $87 million and $290 million, respectively. In 2003, Generation established an income tax receivable primarily associated with special depreciation allowances, which was received in 2004, resulting in the primary change in cash in 2004 as compared to 2003 associated with income taxes.

•	In December 2004, TXU and Generation terminated a tolling agreement and entered into a new agreement. Upon termination of the original agreement, Generation received a cash payment of $172 million. The resulting gain was deferred and will be recognized as income over the contractual term of the new agreement. See Note 2 of Generation’s Notes to Consolidated Financial Statements for further information regarding the transaction with TXU.

•	Discretionary contributions to Exelon’s defined benefit pension plans were $180 million in 2004 compared to $145 million in 2003. Generation’s minimum funding requirement to satisfy ERISA for 2004 was $11 million. See Note 14 of Generation’s Notes to Consolidated Financial Statements for further information regarding pension and postretirement benefits.

Generation participates in Exelon’s defined benefit pension plans. Exelon’s plans currently meet the minimum funding requirements of ERISA; however, Exelon expects to make a discretionary pension plan contribution up to approximately $2 billion in 2005, of which $853 million is expected to be funded by Generation. Of the $853 million expected to be contributed to the pension plan during 2005, $13 million is estimated to be needed to satisfy ERISA minimum funding requirements for the pension plan obligations.

Cash Flows from Investing Activities

Cash flows used in investing activities were $1,103 million in 2004, compared to $1,301 million in 2003. Capital expenditures, including investment in nuclear fuel, were $960 million and $861 million in 2004 and 2003, respectively, and primarily represent additions to nuclear fuel and additions and upgrades to existing facilities. Capital expenditures for 2003 are stated net of proceeds from liquidated damages of $92 million received from Raytheon as a result of Raytheon not meeting the expected completion date and certain contractual performance criteria in connection with Raytheon’s construction of the Boston Generating facilities.

In addition to the recurring investing activities presented on the face of the Consolidated Statement of Cash Flows, significant investing activities during 2004 and 2003 were as follows:

•	Generation received cash proceeds of $42 million from the January 2004 sale of three gas turbines that were classified as assets held for sale at December 31, 2003.

•	Generation received $24 million as a result of the transfer of Exelon Energy Company to Generation, effective January 1, 2004, and the consolidation of Sithe in accordance with FIN 46-R on March 31, 2004. See Notes 2 and 3 of Generation’s Notes to Consolidated Financial Statements for additional information on the transfer of Exelon Energy and the consolidation of Sithe, respectively.

•	Sithe collected a $20 million note receivable during 2004 related to the sale of certain businesses of Sithe during the fourth quarter of 2003 and the first quarter of 2004.

•	On November 25, 2003, Generation, Reservoir and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe. Net cash proceeds from the series of transactions were $44 million. In addition, a note was received from EXRES SHC, Inc. for $92 million. See Notes 3 and 20 of Generation’s Notes to Consolidated Financial Statements for further information regarding this transaction and Generation’s sale of Sithe.

•	In December 2003, Generation purchased the 50% interest in AmerGen held by British Energy plc for $240 million, net of cash acquired of $36 million. The acquisition was funded with cash provided by operations.

Capital expenditures for 2005 are projected to be $1,073 million. Generation anticipates that nuclear refueling outages, including co-owned facilities, will increase from ten in 2004 to eleven in 2005. Generation’s capital expenditures are expected to be funded by internally generated funds.

Cash Flows from Financing Activities

Cash flows used in financing activities were $739 million in 2004 compared to $52 million in 2003. The increase in cash flows used in financing activities was primarily a result of a $500 million issuance of unsecured notes in 2003, a net repayment of intercompany borrowings of $162 million during 2004, compared to a $87 million net increase in intercompany borrowings in 2003 and a $316 million increase in dividend distributions to Exelon during 2004 as compared to 2003. In 2004, Generation paid $27 million of a note payable to Sithe, compared to $446 million paid in 2003. At December 31, 2004, Generation had repaid $473 million of the note payable, resulting in a remaining balance of $63 million, which was paid upon the completion of a series of transactions that resulted in Generation’s exit from its investment in Sithe on January 31, 2005. See Note 20 of Generation’s Notes to Consolidated Financial Statements for further information regarding the sale of Sithe. In October 2004, Generation issued $157 million of pollution control notes, the proceeds of which were distributed to Exelon.

From time to time and as market conditions warrant, Generation may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen its balance sheet.

Credit Issues

Exelon Credit Facility. A description of Exelon’s credit agreements, and Generation’s participation therein, is set forth above under “Credit Issues—Exelon Credit Facility” in “Exelon Corporation—Liquidity and Capital Resources.”

Capital Structure. At December 31, 2004, Generation’s capital structure consisted of 51% member’s equity, 5% notes payable and 44% long-term debt. Long-term debt includes $1.2 billion of senior unsecured notes and $819 million related to Sithe Energies, Inc. debt, representing 14% of capitalization.

Generation Revolving Credit Facilities. On September 29, 2003, Generation closed on an $850 million revolving credit facility that replaced a $550 million revolving credit facility that had originally closed on June 13, 2003. Generation used the facility to make the first payment to Sithe relating to the $536 million note that was used to purchase Exelon New England. This note was restructured in June 2003 to provide for a payment of $210 million of the principal on June 16, 2003, payment of $236 million of the principal on the earlier of December 1, 2003 or upon a change of control of Generation and payment of the remaining principal on the earlier of December 1, 2005, upon reaching certain

Sithe liquidity requirements, or upon a change of control of Generation. Generation paid $27 million on the note to Sithe in 2004. Generation terminated the $850 million revolving credit facility on December 22, 2003.

Intercompany Money Pool. A description of the intercompany money pool, and Generation’s participation therein, is set forth above under “Credit Issues—Intercompany Money Pool” in “Exelon Corporation—Liquidity and Capital Resources.” For the year ended December 31, 2004, Generation paid $3 million in interest to the money pool and earned less than $1 million in interest from its contributions to the intercompany money pool.

Security Ratings. A description of Generation’s security ratings is set forth above under “Credit Issues—Security Ratings” in “Exelon Corporation—Liquidity and Capital Resources.”

Fund Transfer Restrictions. Under applicable law, Generation can only pay dividends from undistributed or current earnings. Generation is precluded from lending or extending credit or indemnity to Exelon. At December 31, 2004, Generation had undistributed earnings of $761 million.

Contractual Obligations and Off-Balance Sheet Obligations

The following table summarizes Generation’s future estimated cash payments under existing contractual obligations, including payments due by period.

		Payment Due within			Due 2010 and beyond
(in millions)	Total	2005	2006-2007	2008-2009
Long-term debt	$2,688	$44	$98	$120	$2,426
Intercompany money pool	283	283	—	—	—
Interest obligations related to
long-term debt (a, b)	1,955	159	306	286	1,204
Capital leases	50	3	5	4	38
Operating leases	723	45	87	80	511
Purchase power obligations	9,497	2,024	1,973	1,288	4,212
Fuel purchase agreements	3,639	639	985	616	1,399
Other purchase commitments (c)	230	66	75	57	32
Obligation to minority shareholders	49	3	5	5	36
Pension ERISA minimum funding requirement	13	13	—	—	—
Spent nuclear fuel obligations	878	—	—	—	878

Total contractual obligations	$20,005	$3,279	$3,534	$2,456	$10,736

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2004 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2004.
(b)	Includes Sithe-related interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009, and 2010 and beyond, respectively. See Note 20 of Generation’s Notes to Consolidated Financial Statements for a discussion of the sale of Generation’s investment in Sithe.
(c)	Commitments for services and materials.

See ITEM 8. Financial Statements and Supplementary Data—Generation’s Notes to Consolidated Financial Statements for additional information about:

•	Long-term debt, see Note 11.

•	Capital lease obligations, see Note 11.

•	Spent nuclear fuel obligation, see Note 13.

•	Pension ERISA minimum funding requirement, see Note 14.

•	Operating leases, see Note 16.

•	Purchase power obligations, see Note 16.

•	Obligation to minority shareholders, see Note 16.

•	Intercompany money pool, see Note 18.

Mystic Development LLC (Mystic) a former affiliate of Exelon New England has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $16 million is included as a liability within the Consolidated Balance Sheet of Generation as of December 31, 2004 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee.

Generation has an obligation to decommission its nuclear power plants. Upon adoption of SFAS No. 143, Generation was required to re-measure its decommissioning liabilities at fair value and recorded an asset retirement obligation of $2.4 billion on January 1, 2003. Increases in the asset retirement obligation resulting from the passage of time, are recorded as operating and maintenance expense. Increases in the asset retirement obligation resulting from a remeasurement are recorded with a corresponding asset retirement cost, which is a component of property, plant and equipment. At December 31, 2004, the asset retirement obligation recorded within Generation’s Consolidated Balance Sheet was $4.0 billion. Decommissioning expenditures are expected to occur primarily after the plants are retired. Based on current licenses and anticipated renewals, decommissioning expenditures for plants in operation are currently estimated to begin in 2029. To fund future decommissioning costs, Generation held $5.3 billion of investments in trust funds, including net unrealized gains and losses, at December 31, 2004. See ITEM 8. Financial Statements and Supplementary Data—Generation’s Notes to Consolidated Financial Statements for further discussion of Generation’s decommissioning obligation.

See Note 16 of Generation’s Notes to Consolidated Financial Statements for discussion of Generation’s commercial commitments as of December 31, 2004.

Variable Interest Entities. As of December 31, 2004, Generation was a 50% owner of Sithe. In accordance with FIN 46-R, Generation consolidated Sithe, within the financial statements as of March 31, 2004. The determination that Sithe qualified as a variable interest entity and that Generation was the primary beneficiary under FIN 46-R required analysis of the economic benefits accruing to all parties pursuant to their ownership interests supplemented by management’s judgment. See Note 3 and Note 20 of Generation’s Notes to Consolidated Financial Statements for additional information regarding the consolidation and sale of Sithe.

Other

Generation’s cash-flow hedges are affected by commodity prices. These hedge contracts primarily represent forward sales of Generation’s excess capacity that it expects to deliver. The majority of these contracts are expected to settle within the next three years. These contracts have specified credit limits pursuant to standardized contract terms and require that cash collateral be posted when the limits are exceeded. When power prices increase relative to Generation’s forward sales prices, it can be subject to collateral calls if Generation exceeds its credit limits; however, when power prices return to previous levels or when Generation delivers the power under its forward contracts, the collateral would be returned to Generation with no impact on its results of operations. Generation will satisfy its margin call obligations with the use of working capital or drawing on its available letters of credit. Generation believes that it has sufficient capability to fund any collateral requirements that could be reasonably expected to occur.

Critical Accounting Policies and Estimates

See Exelon, ComEd, PECO and Generation—Critical Accounting Policies and Estimates above for a discussion of Generation’s critical accounting policies and estimates.

Business Outlook and the Challenges in Managing the Business

The U.S. electric generation, transmission and distribution industry is in the midst of a fundamental and, at this point, uncertain transition from a fully regulated industry offering bundled service to an industry with unbundled services, some of which are regulated and others of which are priced in competitive markets. Generation operates in a highly competitive environment that is capital intensive.

A description of the business outlook and challenges in managing Generation’s business is set forth above under “Business Outlook and the Challenges in Managing the Business—Generation and General Business” in “Exelon Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Further discussion of Generation’s liquidity position and capital resources and related challenges is included in the Liquidity and Capital Resources section.

New Accounting Pronouncements

See Note 1 of Generation’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Generation

Generation is exposed to market risks associated with commodity price, credit, interest rates and equity prices. These risks are described above under “Quantitative and Qualitative Disclosures about Market Risk—Exelon.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Generation

Report of Independent Registered Public Accounting Firm

To the Member and Board of Directors of Exelon Generation Company, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(4)(i) present fairly, in all material respects, the financial position of Exelon Generation Company, LLC and Subsidiary Companies (Generation) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(4)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Generation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Generation changed its method of accounting for asset retirement obligations as of January 1, 2003 and its method of accounting for variable interest entities during 2004.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 22, 2005

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Income

	For the Year Ended December 31,
(in millions)	2004	2003	2002
Operating revenues
Operating revenues	$4,097	$4,010	$2,631
Operating revenues from affiliates	3,841	4,125	4,227

Total operating revenues	7,938	8,135	6,858

Operating expenses
Purchased power	2,315	3,158	2,980
Purchased power from affiliates	10	429	314
Fuel	1,845	1,533	959
Impairment of Boston Generating, LLC long-lived assets	—	945	—
Operating and maintenance	2,034	1,717	1,504
Operating and maintenance from affiliates	239	149	152
Depreciation and amortization	294	199	276
Taxes other than income	171	120	164

Total operating expense	6,908	8,250	6,349

Operating income (loss)	1,030	(115)	509

Other income and deductions
Interest expense	(164)	(75)	(68)
Interest expense to affiliates	(3)	(13)	(7)
Equity in earnings (losses) of unconsolidated affiliates	(14)	49	87
Interest income from affiliates	—	1	6
Other, net	143	(263)	80

Total other income and deductions	(38)	(301)	98

Income (loss) before income taxes, minority interest, and cumulative effect of changes in accounting principle	992	(416)	607
Income taxes	372	(179)	217

Income (loss) before minority interest and cumulative effect of changes in accounting principle	620	(237)	390
Minority interest	21	(4)	(3)

Income (loss) before cumulative effect of changes in accounting principle	641	(241)	387
Cumulative effect of changes in accounting principle (net of income taxes of $22, $70 and $9, respectively)	32	108	13

Net income (loss)	$673	$(133)	$400

See Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$673	$(133)	$400
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	923	754	650
Cumulative effect of changes in accounting principles (net of income taxes)	(32)	(108)	(13)
Impairment of investment in Sithe Energies, Inc.	—	255	—
Impairment of long-lived assets	—	952	—
Deferred income taxes and amortization of investment tax credits	124	60	132
Provision for uncollectible accounts	2	(2)	26
(Gain) loss on sale of investments	(91)	25	—
Other decommissioning-related activities	169	37	—
Equity in (earnings) losses of unconsolidated affiliates	14	(49)	(87)
Net realized (gains) losses on nuclear decommissioning trust funds	(72)	16	32
Other non-cash operating activities	(47)	(10)	57
Changes in assets and liabilities:
Accounts receivable	(67)	(23)	(159)
Receivables and payables to affiliates, net	11	195	(72)
Inventories	(35)	(29)	(33)
Other current assets	64	(35)	(71)
Accounts payable, accrued expenses and other current liabilities	76	16	124
Income taxes	228	(361)	129
Net realized and unrealized mark-to-market and hedging transactions	37	(9)	26
Pension and non-pension postretirement benefits obligations	(92)	(50)	(60)
Other noncurrent assets and liabilities	62	(48)	69

Net cash flows provided by operating activities	1,947	1,453	1,150

Cash flows from investing activities
Capital expenditures	(960)	(953)	(990)
Proceeds from liquidated damages	—	92	—
Proceeds from nuclear decommissioning trust fund sales	2,320	2,341	1,612
Investment in nuclear decommissioning trust funds	(2,587)	(2,564)	(1,824)
Acquisition of businesses, net of cash acquired	—	(272)	(445)
Proceeds from sales of investments	24	82	—
Net cash increase from consolidation of Sithe Energies, Inc. and Exelon Energy Company	24	—	—
Change in restricted cash	36	(63)	(12)
Other investing activities	40	36	(27)

Net cash flows used in investing activities	(1,103)	(1,301)	(1,686)

Cash flows from financing activities
Issuance of long-term debt	157	1,066	30
Retirement of long-term debt	(62)	(570)	(5)
Change in note payable, affiliate	(162)	87	329
Payment on acquisition note payable to Sithe Energies, Inc.	(27)	(446)	—
Distribution to member	(662)	(189)	(27)
Contribution from member	17	—	—
Contribution from minority interest of consolidated subsidiary	—	—	43

Net cash flows (used in) provided by financing activities	(739)	(52)	370

Increase (decrease) in cash and cash equivalents	105	100	(166)
Cash and cash equivalents at beginning of period	158	58	224

Cash and cash equivalents at end of period	$263	$158	$58

See Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2004	2003
Assets
Current assets
Cash and cash equivalents	$263	$158
Restricted cash and investments	26	75
Accounts receivable, net
Customer	525	389
Other	209	402
Mark-to-market derivative assets	403	322
Receivables from affiliates	332	421
Inventories, at average cost
Fossil fuel	112	98
Materials and supplies	255	259
Assets held for sale	—	36
Deferred income taxes	48	40
Prepayments and other current assets	148	238

Total current assets	2,321	2,438

Property, plant and equipment, net	7,536	7,106
Deferred debits and other assets
Nuclear decommissioning trust funds	5,262	4,721
Investments	103	65
Receivable from affiliate	11	22
Prepaid pension asset	199	79
Mark-to-market derivative asset	373	100
Other	633	118

Total deferred debits and other assets	6,581	5,105

Total assets	$16,438	$14,649

Liabilities and Member’s equity
Current liabilities
Long-term debt due within one year	$47	$1,068
Accounts payable	856	848
Mark-to-market derivative liabilities	598	581
Payables to affiliates	42	1
Notes payable to affiliates	283	506
Accrued expenses	367	423
Other	223	126

Total current liabilities	2,416	3,553

Long-term debt	2,583	1,649
Deferred credits and other liabilities
Asset retirement obligation	3,980	2,996
Pension obligation	21	21
Non-pension postretirement benefits obligation	584	555
Spent nuclear fuel obligation	878	867
Deferred income taxes	506	195
Unamortized investment tax credits	210	218
Payables to affiliates	1,479	1,195
Mark-to-market derivative liabilities	323	133
Other	375	308

Total deferred credits and other liabilities	8,356	6,488

Total liabilities	13,355	11,690

Commitments and contingencies
Minority interest of consolidated subsidiary	44	3

Member’s equity
Membership interest	2,361	2,490
Undistributed earnings	761	602
Accumulated other comprehensive loss	(83)	(136)

Total Member’s equity	3,039	2,956

Total liabilities and Member’s equity	$16,438	$14,649

See Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Changes in Membership Interest

(in millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance, December 31, 2001	$2,315	$524	$(31)	$2,808
Net income	—	400	—	400
Distribution to member	(30)	—	—	(30)
Allocation of tax benefit from Member	11	—	—	11
Other comprehensive loss, net of income taxes of $(223)	—	—	(290)	(290)

Balance, December 31, 2002	2,296	924	(321)	2,899
Net loss	—	(133)	—	(133)
Non-cash distribution to Member	(17)	—	—	(17)
Distribution to Member	—	(189)	—	(189)
Cumulative effect of FAS 143 adoption	210	—	—	210
Contribution from Member	1	—	—	1
Other comprehensive income, net of income taxes of $179	—	—	185	185

Balance, December 31, 2003	2,490	602	(136)	2,956
Net income	—	673	—	673
Non-cash distribution to Member	—	(9)	—	(9)
Distribution to Member	(157)	(505)	—	(662)
Transfer of Exelon Energy	(4)	—	2	(2)
Consolidation of Sithe in accordance with FIN 46-R	—	—	(6)	(6)
Contribution from Member	6	—	—	6
Allocation of tax benefit from Member	26	—	—	26
Other comprehensive income, net of income taxes of $30	—	—	57	57

Balance, December 31, 2004	$2,361	$761	$(83)	$3,039

See Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2004	2003	2002
Net income (loss)	$673	$(133)	$400
Other comprehensive income (loss)
SFAS No. 143 transition adjustment, net of income taxes of $167	—	168	—
Change in net unrealized gain (loss) on cash-flow hedges, net of income taxes of $8, $(15) and $(104), respectively	7	(21)	(164)
Foreign currency translation, net of income taxes of $0, $0 and $0, respectively	1	—	—
Unrealized gain (loss) on marketable securities, net of income taxes of $31, $27 and $(118), respectively	49	38	(126)

Total other comprehensive income (loss)	57	185	(290)

Total comprehensive income	$730	$52	$110

See Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements

(Dollars in millions, unless otherwise noted)

1. Significant Accounting Policies

Description of Business

Exelon Generation Company, LLC (Generation) is a limited liability company engaged principally in the production and wholesale marketing and sale of electricity in various regions of the United States. Generation is wholly owned by Exelon Corporation (Exelon). Generation has numerous wholly owned subsidiaries. These subsidiaries were primarily established to hold certain nuclear, hydroelectric, intermediate and peaking-unit facilities, as well as the 50% interest in Sithe Energies, Inc. (Sithe), and 49.5% interests in Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP), two 230 MW projects in Mexico that commenced commercial operations in the second quarter of 2004. The interests in TEG and TEP were acquired from Sithe in the fourth quarter of 2004. In addition, Generation also has a finance company subsidiary, Generation Finance Company, LLC, which provides certain financing for Generation’s other subsidiaries. Effective January 1, 2004, Exelon Enterprises Company, LLC’s (Enterprises) competitive retail sales business, Exelon Energy Company, became part of Generation. See Note 2—Acquisitions and Dispositions for information regarding the disposition of businesses within the Enterprises segment and Note 20—Subsequent Events for information regarding the sale of Sithe.

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

Generation owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for Southeast Chicago Energy Project, LLC (SCEP) and Sithe, of which Generation owns 71% and 50%, respectively. See Note 3—Sithe and Note 20—Subsequent Events for information regarding transactions that resulted in the ultimate sale of Generation’s investment in Sithe on January 31, 2005. Generation has reflected the third-party interests in the above majority-owned investments as minority interests in its Consolidated Financial Statements. As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) on July 1, 2003, Generation reclassified the minority interest associated with SCEP to a long-term liability. The total minority interest related to SCEP was $49 million and $51 million as of December 31, 2004 and 2003, respectively. Prior periods were not restated.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R), Sithe, a 50% owned subsidiary of Generation, was consolidated in Generation’s financial statements as of March 31, 2004. See below for further discussion of the adoption of FIN 46-R and the resulting consolidation of Sithe.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect net income or member’s equity.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, the accounting for derivatives, nuclear decommissioning costs and asset retirement obligations, inventory reserves, allowance for doubtful accounts, fixed asset depreciation, asset impairments, severance, pension and other postretirement benefits, taxes, unbilled energy revenues and environmental costs.

Variable Interest Entities

FIN 46-R addressed the requirements for consolidating certain variable interest entities. FIN 46 was effective for Exelon’s variable interest entities created after January 31, 2003. FIN 46-R was effective December 31, 2003 for Exelon’s other variable interest entities that were considered to be special-purpose entities and as of March 31, 2004 for all other variable interest entities.

Generation consolidated Sithe, a 50% owned subsidiary, as of March 31, 2004 pursuant to the provisions of FIN 46-R and recorded income of $32 million (net of income taxes) as a result of this consolidation, which included the reversal of guarantees of Sithe’s commitments previously recorded by Generation. This income was reported as a cumulative effect of a change in accounting principle in the first quarter of 2004. As of March 31, 2004, Generation was a 50% owner of Sithe and had accounted for Sithe as an unconsolidated equity method investment prior to March 31, 2004. Sithe owns and operates power-generating facilities and was sold by Generation on January 31, 2005. See Note 3—Sithe and Note 20—Subsequent Events for additional information on the consolidation of Sithe, and the subsequent sale of Generation’s investment in Sithe.

Revenues

Operating Revenues. Operating revenues are recorded as energy is delivered to customers. At the end of each month, Generation accrues an estimate for the unbilled amount of energy delivered to its customers. See Note 5—Accounts Receivable for further discussion.

Option Contracts, Swaps, and Commodity Derivatives. Premiums received and paid on option contracts and swap arrangements considered “normal” derivatives pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133) are amortized to revenue and expensed over the lives of the contracts. Certain option contracts and swap arrangements are considered derivative instruments and are recorded at fair value with subsequent changes in fair value recognized as revenues and expenses unless hedge accounting is applied. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with the unrealized gains and losses recognized in current period income.

Trading Activities. Generation accounts for its trading activities under the provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), which requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Physically Settled Derivative Contracts. Generation accounts for realized gains and losses on physically settled derivative contracts not “held for trading purposes” in accordance with EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ‘Accounting for Derivative Instruments and Hedging Activities,’ and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’” (EITF 03-11).

EITF 03-11 was ratified by the FASB in August 2003. The EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not “held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Generation adopted EITF 03-11 as of January 1, 2004 and presented $966 million of purchased power and $14 million of fuel expense net within revenues during 2004. Prior periods were not reclassified. The adoption of EITF 03-11 had no effect on Exelon’s net income. Had EITF 03-11 been retroactively applied to 2003, operating revenues, purchased power and fuel expense would have been affected as follows:

2003	As Reported	EITF 03-11 Impact	Pro Forma
Operating revenue	$8,135	$(996)	$7,139
Purchased power	3,587	(943)	2,644
Fuel expense	1,533	(53)	1,480

Generation is unable to determine the impact on operating revenues, purchased power and fuel expense, had EITF 03-11 been applied retroactively to 2002 results of operations, due to system constraints.

Stock-Based Compensation

Generation participates in Exelon’s stock-based compensation plans. Exelon accounts for its stock-based compensation plans under the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations and follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Accordingly, no compensation expense for stock options has been recognized within the Consolidated Statements of Income. The table below shows the effect on Generation’s net income for 2004, 2003 and 2002 had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123:

	2004	2003	2002
Net income (loss)—as reported	$673	$(133)	$400
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes(a)	12	11	15

Pro forma net income (loss)	$661	$(144)	$385

(a)	The fair value of options granted was estimated using a Black-Scholes option pricing model.

Income Taxes

Deferred Federal and state income taxes are provided on all significant temporary differences between the book basis and the tax basis of assets and liabilities and for tax benefits carried forward.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Investment tax credits previously utilized for income tax purposes have been deferred on the Consolidated Balance Sheets and are recognized in book income over the life of the related property.

Exelon and its subsidiaries, including Generation, file a consolidated return for Federal and certain state income tax returns. Income taxes of the Exelon consolidated group are allocated to Generation based on the separate return method. Generation estimates its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be realized in the future. See Note 12—Income Taxes for further discussion.

Generation is a party to an agreement (Tax Sharing Agreement) with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities. The Tax Sharing Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members. That allocation is treated as a contribution to the capital of the party receiving the benefit.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the member. Other comprehensive income primarily relates to unrealized gains or losses on securities held in nuclear decommissioning trust funds and unrealized gains and losses on cash-flow hedge instruments. Comprehensive income is reflected in the Consolidated Statements of Changes in Membership Interest and the Consolidated Statements of Comprehensive Income.

Cash and Cash Equivalents

Generation considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Investments

As of December 31, 2004, restricted cash and investments primarily represented restricted cash related to Sithe’s Independence Plant partnership distribution fund. As of December 31, 2003, the balance related to liquidated damages receipts, which were restricted as to use for the construction of the Exelon New England facilities.

Restricted cash and investments not available for general operations or to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2004, $93 million of Sithe’s restricted cash and investments were classified within deferred debits and other assets, which includes $83 million of debt service reserves, major overhaul reserves of $7 million and lease service reserves of $3 million. As of December 31, 2003, there were no restricted cash and investments classified as noncurrent assets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Generation’s best estimate of probable losses in the accounts receivable balances. The allowance is based on known uncollateralized troubled accounts, historical experience and other currently available evidence.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Inventories

Inventory is recorded at the lower of cost or market, and provisions are made for excess and obsolete inventory when appropriate.

Fossil Fuel. Fossil fuel inventory includes the weighted average costs of stored natural gas, coal and oil. The costs of natural gas, coal and oil are generally included in inventory when purchased and charged to fuel expense when used.

Materials and Supplies. Materials and supplies inventory generally includes the average costs of generating plant materials. Materials are generally charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Emission Allowances

Emission allowances are included in inventories and other assets and are carried at the lower of weighted average cost or market and charged to fuel expense as they are used in operations. Generation’s emission allowance balances as of December 31, 2004 and 2003 were $106 million and $105 million, respectively.

Marketable Securities

Marketable securities are classified as available-for-sale securities and reported at fair value pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Unrealized gains and losses, net of tax, on nuclear decommissioning trust funds transferred to Generation from PECO Energy Company (PECO) and Commonwealth Edison Company (ComEd) are reflected in the payables to affiliates on Generation’s Consolidated Balance Sheets. Unrealized gains and losses on nuclear decommissioning trust funds for the AmerGen Energy Company, LLC (AmerGen) units are reported in other comprehensive income. Prior to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) on January 1, 2003, unrealized gains and losses on marketable securities held in the nuclear decommissioning trust funds were reported in accumulated depreciation for operating units transferred to Generation from PECO and as other comprehensive income for operating and retired units transferred to Generation from ComEd. At December 31, 2004 and 2003, Generation had no held-to-maturity securities.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. The cost of maintenance, repairs and minor replacements of property is charged to maintenance expense as incurred.

Upon retirement, the cost of property, including net salvage cost, is charged to accumulated depreciation. See Note 6—Property, Plant and Equipment and Note 17—Supplemental Financial Information for further discussion.

Leases

Generation accounts for leases in accordance with SFAS No. 13 “Accounting for Leases” and determines whether its long-term power purchase and sales contracts are leases pursuant to EITF

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Issue No. 01-8, “Determining Whether an Arrangement is a Lease” (EITF 01-8) which applies to arrangements initiated or modified after October 1, 2003. At the inception of the lease, or subsequent modification, Generation determines whether the lease is an operating or capital lease based upon its terms and characteristics. Several of Generation’s long-term power purchase agreements which have been determined to be operating leases have significant contingent rental payments which are dependent on the future operating characteristics of the associated plants such as plant availability. Generation recognizes contingent rental expense when it becomes probable of payment.

Nuclear Fuel

The cost of nuclear fuel is capitalized and charged to fuel expense using the unit-of-production method. The estimated cost of disposal of Spent Nuclear Fuel (SNF) is established per the Standard Waste Contract with the Department of Energy (DOE) and is expensed at one mill ($.001) per kWh of net nuclear generation. On-site SNF storage costs are capitalized or expensed, as incurred, based upon the nature of the work performed.

Nuclear Outage Costs

Costs associated with nuclear outages are recorded in the period incurred.

Capitalized Software Costs

Costs incurred during the application development stage of software that is developed or obtained for internal use are capitalized. At December 31, 2004 and 2003, unamortized capitalized software costs totaled $30 million and $42 million, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed ten years. During 2004, 2003 and 2002, Generation amortized capitalized software costs of $16 million, $8 million and $10 million, respectively.

Depreciation and Amortization

Depreciation is provided over the estimated service lives of property, plant and equipment on a straight-line basis using the composite method. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for electric generating assets, are presented in the table below.

Asset Category	2004	2003	2002
Electric-generation	3.34%	2.90%	3.58%

Nuclear Generating Station Decommissioning

Generation accounts for the costs of decommissioning its nuclear generating stations in accordance with SFAS No. 143. See Note 13—Nuclear Decommissioning and Spent Fuel Storage for information regarding the adoption and application of SFAS No. 143 and Cumulative Effect of Changes in Accounting Principle below for pro forma net income for the year ended December 31, 2002, adjusted as if SFAS No. 143 had been applied during that period.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Capitalized Interest

Generation uses SFAS No. 34, “Capitalizing Interest Costs,” to calculate the costs during construction of debt funds used to finance its construction projects. Generation recorded capitalized interest of $11 million, $15 million and $24 million in 2004, 2003 and 2002, respectively.

Guarantees

Beginning February 1, 2003, pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), Generation recognizes, at the inception of a guarantee, a liability for the fair market value of the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

The liability that is initially recognized at the inception of the guarantee is reduced as Generation is released from risk under the guarantee. Depending on the nature of the guarantee, Generation’s release from risk may be recognized only upon the expiration or settlement of the guarantee or by a systematic and rational amortization method over the term of the guarantee. The recognition and subsequent adjustment of the liability is highly dependent upon the nature of the associated guarantee.

Asset Impairments

Long-Lived Assets. Generation evaluates the carrying value of long-lived assets to be held and used for impairment whenever indications of impairment exist in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The carrying value of long-lived assets is considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows. See Note 2—Acquisitions and Dispositions for a description of the impairment charge recorded in 2003 related to the long-lived assets of Boston Generating, LLC (Boston Generating).

Upon meeting certain criteria defined by SFAS No. 144, the assets and liabilities that compose a disposal group are classified as held for sale and the carrying value of these assets is adjusted downward, if necessary, to the estimated sales price, less cost to sell. The assets and associated liabilities that are part of a disposal group are classified as held for sale. See Note 2—Acquisitions and Disposition for a description of assets and liabilities classified as held for sale during 2004. Generation held no assets or liabilities classified as held for sale as of December 31, 2004.

Investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, Generation evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as Generation’s intent and ability to hold the investment. Generation also considers specific adverse conditions related to the financial health of and business outlook for the investee. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established. See Note 3—Sithe for a description of the impairments recorded in 2003 related to Generation’s investment in Sithe and Note 15—Fair Value of Financial Assets and Liabilities for a description of the other-than-temporary impairments in the nuclear decommissioning trust funds determined in 2004.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Derivative Financial Instruments

Generation enters into derivatives to manage its exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and changes in the fair value of outstanding debt. Generation utilizes derivatives with respect to energy transactions to manage the utilization of its available generating capability and provisions of wholesale energy to its affiliates. Generation also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Generation enters into energy-related derivatives for trading purposes. Generation’s derivative activities are in accordance with Exelon’s Risk Management Policy (RMP).

Generation accounts for derivative financial instruments under SFAS No. 133. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases or normal sales exception. Derivatives on the balance sheet are presented as current or noncurrent mark-to-market derivative assets or liabilities. Changes in the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met, in which case those changes are recorded in earnings as an offset to the changes in fair value of the exposure being hedged or deferred in accumulated other comprehensive income and recognized in earnings as hedged transactions occur. Amounts recorded in earnings are included in revenue, purchased power or other, net on the consolidated statements of income.

Revenues and expenses on contracts that qualify as normal purchases or normal sales are recognized when the underlying physical transaction is completed. “Normal” purchases and sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. While these contracts are considered derivative financial instruments under SFAS No. 133, the majority of these transactions have been designated as “normal” purchases or “normal” sales and are thus not required to be recorded at fair value, but on an accrual basis of accounting.

A derivative financial instrument can be designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair-value hedge, are recognized in earnings as offsets to the changes in fair value of the exposure being hedged. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash-flow hedge are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. Any ineffectiveness is recognized in earnings immediately. On an ongoing basis, the Company assesses the hedge effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative is not highly effective as a hedge, hedge accounting will be discontinued prospectively.

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

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Severance Benefits

Generation participates in Exelon’s ongoing severance plans, which are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43” (SFAS No. 112) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Amounts associated with severance benefits that are considered probable and can be reasonably estimated are accrued. See Note 9—Severance Accounting for further discussion of Generation’s accounting for severance benefits.

Retirement Benefits

Generation participates in Exelon’s defined benefit pension plans and postretirement welfare benefit plans in addition to sponsoring a plan. Exelon’s and Generation’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106) and FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2) and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88, and 106” (revised 2003) (SFAS No. 132). See Note 14—Retirement Benefits for further discussion of retirement benefits.

FSP FAS 106-2. Through Exelon’s postretirement benefit plans, Generation provides retirees with prescription drug coverage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Prescription Drug Act) was enacted on December 8, 2003. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, in May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), which provides transition guidance for accounting for the effects of the Prescription Drug Act and supersedes FSP FAS 106-1, which had been issued in January 2004. FSP FAS 106-1 permitted a plan sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Exelon made the one-time election allowed by FSP FAS 106-1 during the first quarter of 2004.

During the second quarter of 2004, Exelon early adopted the provisions of FSP FAS 106-2, resulting in a remeasurement of its postretirement benefit plans’ assets and accumulated postretirement benefit obligations (APBO) as of December 31, 2003. Historical financial information for the three months ended March 31, 2004 has been adjusted in Note 19—Quarterly Data.

Foreign Currency Translation

The financial statements of Generation’s foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rates at the end of the periods for the Consolidated Balance Sheets and on weighted-average rates for the periods for the

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Consolidated Statements of Income. Foreign currency translation adjustments, net of deferred income tax benefits, are reflected as a component of other comprehensive income on the Consolidated Statements of Comprehensive Income and, accordingly, have no effect on net income.

New Accounting Pronouncements

EITF 03-1. In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. Generation adopted the disclosure requirements of EITF 03-1 for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” within its financial statements for the year ended December 31, 2003. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’” which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The EITF and the FASB are reconsidering the conclusions reached within EITF 03-1.

SFAS No. 151. In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Generation is assessing the impact SFAS No. 151 will have on its consolidated financial statements.

SFAS No. 123-R. In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has not elected to early adopt SFAS No. 123-R. As a result, SFAS No. 123-R will be effective for Exelon in the third quarter of 2005 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of July 1, 2005 and all prospective awards. Exelon is assessing the impact SFAS No. 123-R will have on its consolidated financial statements and which of three transition methods allowed by SFAS No. 123-R will be elected.

SFAS No. 153. In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions’” (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for Generation in the third quarter of 2005 and earlier application is permitted for nonmonetary asset exchanges occurring after the issuance of SFAS No. 153. The provisions of SFAS No. 153 are applied prospectively. Generation is assessing the impact SFAS No. 153 will have on its consolidated financial statements.

FSP FAS 109-1 and FSP FAS 109-2. In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP FAS 109-2). FSP FAS 109-1 and FSP FAS 109-2 were effective upon issuance. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of “qualified production activities income,” as defined in the Act, or taxable income. FSP FAS 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). The Act also provided a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP FAS 109-2 provides a registrant more time to evaluate the Act’s impact on the registrant’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. Generation is assessing the impact, if any, that the Act and these standards may have on its consolidated financial statements in future periods.

Cumulative Effect of Changes in Accounting Principles

FIN 46-R. See discussion of the adoption of FIN 46-R within the “Variable Interest Entities” discussion above.

SFAS No. 143. SFAS No. 143 provides accounting requirements for retirement obligations (whether statutory, contractual or as a result of principles of promissory estoppel) associated with tangible long-lived assets. Generation adopted SFAS No. 143 as of January 1, 2003. After considering interpretations of the transitional guidance included in SFAS No. 143, Generation recorded income of $108 million (net of income taxes) as a cumulative effect of a change in accounting principle in connection with its adoption of this standard in the first quarter of 2003. The cumulative effect of a change in accounting principle included $28 million (net of income taxes of $18 million) associated with Generation’s investments in AmerGen and Sithe.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The following tables set forth Generation’s net income for the years ended December 31, 2004, 2003 and 2002, adjusted as if SFAS No. 143 had been applied effective January 1, 2002 and FIN 46-R had been effective during those periods. SFAS No. 143 was adopted as of January 1, 2003. FIN 46-R was adopted as of March 31, 2004.

	2004	2003	2002
Reported income (loss) before cumulative effect of changes in accounting principles	$641	$(241)	$387
Pro forma earnings effects:
FIN 46-R	—	32	—
SFAS No. 143	—	—	27

Pro forma income (loss) before cumulative effect of changes in accounting principles	$641	$(209)	$414

Reported net income (loss)	$673	$(133)	$400
Pro forma earnings effects:
FIN 46-R	—	32	—
SFAS No. 143	—	—	27
Reported cumulative effects of changes in accounting principles: FIN 46-R	(32)	—	—
SFAS No. 143	—	(108)	—
SFAS No. 142	—	—	(13)

Pro forma net income (loss)	$641	(209)	414

2. Acquisitions and Dispositions

Sale of Ownership Interest in Boston Generating, LLC

On May 25, 2004, Generation completed the sale, transfer and assignment of ownership of their indirect wholly owned subsidiary Boston Generating, which owns the companies that own Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility (Boston Generating Credit Facility).

The sale was pursuant to a settlement agreement reached with Boston Generating’s lenders on February 23, 2004. The Federal Energy Regulatory Commission (FERC) approved the sale of Boston Generating on May 25, 2004. Responsibility for plant operations and power marketing activities were transferred to the lenders’ special purpose entity on September 1, 2004.

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

In connection with the decision to transition out of Boston Generating and the generating units, Generation recorded during the third quarter of 2003 an impairment charge of its long-lived assets pursuant to SFAS No. 144 of $945 million ($573 million net of income taxes) in operating expenses within its Consolidated Statements of Income. At the date of the sale, Boston Generating had

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

approximately $1.2 billion in assets, primarily consisting of property, plant and equipment, and approximately $1.3 billion of liabilities of which approximately $1.0 billion was debt outstanding under the Boston Generating Credit Facility. As of the date of transfer, these amounts were eliminated from the Consolidated Balance Sheet of Generation. As a result of Boston Generating’s liabilities being greater than its assets at the time of the sale, transfer and assignment of ownership, Generation recorded a net gain of $85 million ($52 million net of income taxes) in other income and deductions within the Consolidated Statement of Income in the second quarter of 2004. In connection with the sale, Generation recorded a liability associated with an existing guarantee to Distrigas by its subsidiary Exelon New England Holdings, LLC (Exelon New England) of fuel purchase obligations of Boston Generating. Due to the existence of this guarantee and in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets,’ in Determining Whether to Report Discontinued Operations,” Generation determined that it had retained risk and continuing involvement associated with the operations of Boston Generating and, as a result, the results of Boston Generating have not been classified as a discontinued operation within Generation’s Consolidated Statements of Income. See Note 16—Commitments and Contingencies for further information regarding the guarantee.

Generation’s Consolidated Statements of Income include the following results related to Boston Generating:

	2004	2003	2002
Operating revenues	$248	$618	$39
Operating loss(a)	(49)	(954)	(2)
Net income (loss)(b)	21	(583)	(3)

(a)	The operating loss in 2003 included an impairment loss of $945 million ($573 million after-tax) related to Boston Generating’s long-lived assets.
(b)	Net income for 2004 included an after-tax gain of $52 million related to the sale of Boston Generating in the second quarter of 2004.

See Note 4—Selected Pro Forma and Consolidating Financial Information for the effect of the sale of Boston Generating as if the transaction had occurred on January 1, 2003 and was excluded from Generation’s results from that date.

Sithe and Sithe International

See Note 3—Sithe for additional information regarding Sithe and Sithe International.

Exelon Energy Company

Effective January 1, 2004, Exelon contributed its interest in Exelon Energy Company (Exelon Energy) to Generation. The transaction had no effect on the assets and liabilities of Exelon Energy, which were previously reported as a part of the Enterprises segment. Beginning in 2004, Exelon Energy’s assets and liabilities and results of operations are included in Generation’s financial statements.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The following summary represents the assets and liabilities of Exelon Energy that were transferred to Generation at book value as of January 1, 2004:

Current assets (including $5 million of cash)	$119
Property, plant and equipment	2
Deferred debits and other assets	13

Total assets	$134

Current liabilities	126
Deferred credits and other liabilities	10
Member’s equity	(2)

Total liabilities and member’s equity	$134

See Note 4—Selected Pro Forma and Consolidating Financial Information for the effect of the transfer of Exelon Energy to Generation as if the transaction had occurred on January 1, 2003 and was included in Generation’s results from that date.

AmerGen Energy Company, LLC

On December 22, 2003, Generation purchased British Energy plc’s (British Energy) 50% interest in AmerGen. The resolution of purchase price contingencies related to the valuation of long-lived assets was finalized during the fourth quarter of 2004, reflecting the final purchase price of $267 million after working capital adjustments.

Prior to the purchase, Generation was a 50% owner of AmerGen and had accounted for the investment as an unconsolidated equity investment. From January 1, 2003 through the date of closing, Generation recorded $47 million ($28 million, net of tax) of equity in earnings of unconsolidated affiliates related to its investment in AmerGen and recorded $382 million of purchased power from AmerGen. The book value of Generation’s investment in AmerGen prior to the purchase was $316 million.

The transaction was accounted for as a step acquisition. As such, upon consolidation, Generation was required to allocate its $316 million book value to 50% of AmerGen’s equity book value. The difference between Generation’s investment in AmerGen and 50% of AmerGen’s equity book value of approximately $227 million was primarily due to Generation not recognizing a significant portion of the cumulative effect of the change in accounting principle at AmerGen related to the adoption of SFAS No. 143. Generation reduced AmerGen’s equity book value through the reduction of the book value of AmerGen’s long-lived assets.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Generation recorded the acquired assets and liabilities of AmerGen (remaining 50%) at fair value as of the date of purchase. The following assets and liabilities, after final purchase accounting adjustments, reflecting the equity basis and fair value adjustments discussed above, of AmerGen were recorded within Generation’s Consolidated Balance Sheets as of the date of purchase:

Current assets (including $36 million of cash acquired)	$116
Property, plant and equipment, including nuclear fuel	111
Nuclear decommissioning trust funds	1,108
Deferred debits and other assets	30
Current liabilities	(140)
Asset retirement obligation	(496)
Deferred credits and other liabilities	(106)
Long-term debt	(40)

Total equity	$583

The assets and liabilities of AmerGen were included in Generation’s Consolidated Balance Sheets as of December 31, 2004 and 2003 and AmerGen’s results of operations were included in Generation’s Consolidated Statements of Income for the year ended December 31, 2004.

In connection with the purchase of Unit No. 1 of the Three Mile Island (TMI) facility by AmerGen in 2000, AmerGen entered into an agreement with the seller whereby the seller would receive additional consideration based upon future power purchase prices through 2009. Under the terms of the agreement, approximately $7 million had been accrued at December 31, 2004 which will be payable to the former owner of the TMI facility in the first quarter of 2005. This payment represents contingent consideration for the original acquisition and has accordingly been reflected as an increase to the long-lived assets associated with the TMI facility, and will be depreciated over the remaining useful life of the facility.

Acquisition of Generating Plants from TXU

On April 25, 2002, Generation acquired two natural-gas generation plants with a total of 2,334 MWs of capacity from TXU Corp. (TXU) for an aggregate purchase price of $443 million. Substantially the entire purchase price was allocated to property, plant and equipment. The transaction included a tolling agreement that provided for TXU to purchase power from the plants during the months of May through September from 2002 through 2006. In December 2004, TXU and Generation terminated the original tolling agreement and entered into a new agreement whereby TXU agreed to purchase 1,900 MWs of capacity and related energy/ancillary services from Generation through 2006. Upon termination of the original agreement, Generation received a cash payment of $172 million. As the termination of the original agreement and the execution of the new agreement were negotiated simultaneously and had similar terms, Generation determined that the culmination of the earnings process related to the termination payment had not occurred in 2004, and the resulting gain was deferred and will be recognized as income over the contractual term of the new agreement.

Assets and Liabilities Held for Sale

Generation classified three gas turbines with a book value of $36 million as held for sale as of December 31, 2003. These turbines were sold during the first of 2004 for proceeds of $42 million, resulting in a gain of $6 million. In anticipation of their sale in 2004, these turbines had been classified as other long-term assets as they had not been placed into service.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

3. Sithe

Sithe is primarily engaged in the ownership and operation of electric wholesale generating facilities in North America. At December 31, 2004, Sithe operated nine power plants with total average net capacity of 1,323 megawatts (MWs). Described below is a series of transactions in 2004 and 2003 that ultimately resulted in the sale of Generation’s ownership interest in Sithe to a third party on January 31, 2005. See Note 20—Subsequent Events for further discussion of these transactions.

Exercise of Call Option and Subsequent Agreement to Sell. On November 25, 2003, Generation, Reservoir Capital Group (Reservoir) and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe. (Generation owned 49.9% prior to November 25, 2003). See below for further details regarding these 2003 transactions.

Both Generations and Reservoir’s 50% interests in Sithe were subject to put and call options. On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe for $97 million. On November 1, 2004, Generation entered into an agreement to sell Sithe to Dynegy Inc. (Dynegy) for $135 million in cash. On January 31, 2005, Generation completed the closing of the call exercise and the sale of the resulting 100% interest in Sithe. The sale did not include Sithe International, Inc., which was sold to a subsidiary of Generation in a separate transaction described below.

Acquisition of Sithe International, Inc. Sithe International, through its subsidiaries, had 49.5% interests in two Mexican business trusts that own TEG and TEP power stations, two 230 MW petcoke-fired generating facilities in Tamuín, Mexico that commenced commercial operations in the second quarter of 2004. On October 13, 2004, Sithe transferred all of the shares of Sithe International, Inc. and its subsidiaries to a subsidiary of Generation in exchange for cancellation of a $92 million note, which is eliminated as part of the consolidation of Sithe. Effective January 26, 2005, Sithe International’s name was changed to Tamuin International, Inc.

2003 Transactions. On November 25, 2003, Generation, Reservoir and Sithe completed a series of transactions resulting in Generation and Reservoir each indirectly owning a 50% interest in Sithe. Immediately prior to these transactions, Sithe was owned 49.9% by Generation, 35.2% by Apollo Energy, LLC (Apollo), and 14.9% by subsidiaries of Marubeni Corporation (Marubeni).

On November 25, 2003, entities controlled by Reservoir purchased certain Sithe entities holding six U.S. generating facilities, each a qualifying facility under the Public Utility Regulatory Policies Act, in exchange for $37 million ($21 million in cash and a $16 million two-year note); and entities controlled by Marubeni purchased all of Sithe’s entities and facilities outside of North America (other than Sithe Energies Australia (SEA) of which it purchased a 49.9% interest on November 24, 2003 and the remaining 50.1% on May 27, 2004 for separate consideration) for $178 million.

Following the sales of the above entities, Generation transferred its wholly owned subsidiary that held the Sithe investment to a newly formed holding company, EXRES SHC, Inc. The subsidiary holding the Sithe investment acquired the remaining Sithe interests from Apollo and Marubeni for $612 million using proceeds from a $580 million bridge financing and available cash. Generation sold a 50% interest in the newly formed holding company for $76 million to an entity controlled by Reservoir on November 25, 2003. On November 26, 2003, Sithe distributed $580 million of available cash to its parent, which then utilized the distributed funds to repay the bridge financing.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Guarantees. In connection with the 2003 transactions, Generation recorded obligations related to $39 million of guarantees in accordance with FIN 45. These guarantees were issued to protect Reservoir from credit exposure of certain counter-parties through 2015 and other indemnities. In determining the value of the FIN 45 guarantees, Generation utilized probabilistic models to assess the possibilities of future payments under the guarantees. These guarantees were reversed upon the consolidation of Sithe in accordance with FIN 45 as this liability was associated with guarantees for the performance of a consolidated entity. The consolidation of Sithe in accordance with FIN 46-R resulted in Generation recording income of $32 million (net of income taxes), which included the reversal of the aforementioned guarantees, as a cumulative effect of a change in accounting principle during the first quarter of 2004.

Accounting Prior to the Consolidation of Sithe on March 31, 2004. Generation had accounted for the investment in Sithe as an unconsolidated equity method investment prior to its consolidation on March 31, 2004 pursuant to FIN 46-R. See Note 1—Significant Accounting Policies for further discussion. In 2003, Generation recorded impairment charges of $255 million (before income taxes) in other income and deductions within the Consolidated Statements of Income associated with a decline in the fair value of the Sithe investment, which was considered to be other-than-temporary. Generation’s management considered various factors in the decision to impair this investment, including management’s negotiations to sell its interest in Sithe. The discussions surrounding the sale indicated that the fair value of the Sithe investment was below its book value and, as such, impairment charges were required.

The book value of Generation’s investment in Sithe immediately prior to its consolidation on March 31, 2004 was $49 million. For the year ended December 31, 2004, Generation recorded $2 million of equity method losses from Sithe prior to its consolidation. For the year ended December 31, 2003 and 2002, Generation recorded $2 million and $23 million of equity method income, respectively, related to its investment in Sithe.

Consolidation of Sithe as of March 31, 2004. As a result of the 2003 transactions referred to above, the consolidation of Sithe at March 31, 2004 was accounted for as a step acquisition pursuant to purchase accounting policies. Under the provisions of FIN 46-R, the operating results of Sithe were included in Generation’s results of operations beginning April 1, 2004.

The condensed consolidating financial information included in Note 4—Selected Pro Forma and Consolidating Financial Information (Unaudited) presents the financial position of Generation and Sithe, as well as consolidating entries related primarily to acquisition notes payables and receivables between Generation and Sithe.

Intangible Assets. Sithe had entered into a tolling arrangement (Tolling Agreement) with Dynegy Power Marketing and its affiliates with respect to Sithe’s Independence Station. The Tolling Agreement commenced on July 1, 2001 and runs through 2014. Additionally, Sithe has entered into an energy purchase agreement (Energy Purchase Agreement) with a counterparty relating to the Independence Station, which continues through 2014. As a result of the acquisition accounting described above, values were assigned to the Tolling Agreement and the Energy Purchase Agreement of approximately $73 million and $384 million, respectively, which have been recorded as intangible assets on Generation’s Consolidated Balance Sheets in deferred debits and other assets. These amounts were determined based on fair value techniques utilizing the contract terms and various other estimates, including forward power prices, discount rates and option pricing models.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The intangible assets representing the Tolling Agreement and the Energy Purchase Agreement are being amortized on a straight-line basis over the lives of the associated agreements. See Note 8—Intangible Assets for further information regarding Generation’s intangible assets.

Long-Term Debt and Letters of Credit. Substantially all of Sithe’s property, plant and equipment and project agreements secure Sithe’s outstanding long-term debt, which consists primarily of project debt. During 2003, Sithe entered into an agreement with Exelon and Generation under which Exelon obtained letters of credit to support contractual obligations of Sithe and its subsidiaries. As of December 31, 2004, Exelon had obtained $61 million of letters of credit in support of Sithe’s obligations not including a $50 million letter of credit that is not guaranteed by Exelon. With the exception of the issuance of letters of credit to support contractual obligations, the creditors of Sithe have no recourse against the general credit of Exelon or Generation.

4. Selected Pro Forma and Consolidating Financial Information

The following unaudited pro forma financial information gives effect to the acquisition on December 22, 2003 of the remaining 50% interest in AmerGen, the transfer of Exelon Energy to Generation on January 1, 2004 and the sale of Boston Generating on May 25, 2004, in each case, as if the transaction had occurred on January 1, 2003.

2004	Generation As Reported	Sale of Boston Generating	Eliminating Entries	Pro Forma Generation Consolidated
Total operating revenues	$7,938	$248	$—	$7,690
Operating income (loss)	1,030	(49)	—	1,079
Income before cumulative effect of changes in accounting principle	641	21	—	620

2003	Generation As Reported	Businesses Acquired (a)	Sale of Boston Generating	Eliminating Entries (b)	Pro Forma Generation Consolidated
Total operating revenue	$8,135	$1,457	$618	$(591)	$8,383
Operating income (loss)	(115)	76	(954)	—	915
Income (loss) before cumulative effect of changes in accounting principle	(241)	71	(583)	(47)	366

(a)	Consists of the acquisition of the remaining 50% interest in AmerGen and the transfer of Exelon Energy to Generation.
(b)	Represents the elimination of intercompany revenues at AmerGen and Exelon Energy and equity in earnings from AmerGen in 2003.

The above unaudited, pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if these transactions had actually occurred in prior periods nor of the results that might be obtained in the future.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Condensed Consolidating Balance Sheet at December 31, 2004

The following condensed consolidating financial information presents the financial position of Generation, Sithe and Exelon Energy, as well as eliminating entries related primarily to acquisition notes payables and receivables between Generation and Sithe.

December 31, 2004	Pro Forma Generation	Sithe	Exelon Energy	Eliminating Entries	Generation Consolidated (As Reported)
Assets
Current assets	$2,238	$336	$128	$(381)	$2,321
Property, plant and equipment, net	7,265	270	1	—	7,536
Other noncurrent assets	5,849	750	13	(31)	6,581

Total assets	$15,352	$1,356	$142	$(412)	$16,438

Liabilities and member’s equity
Current liabilities	$2,348	$323	$126	$(381)	$2,416
Long-term debt	1,798	785	—	—	2,583
Other long-term liabilities (a)	8,180	181	3	36	8,400
Member’s equity	3,026	67	13	(67)	3,039

Total liabilities and member’s equity	$15,352	$1,356	$142	$(412)	$16,438

(a)	Includes minority interest of consolidated subsidiaries.

5. Accounts Receivable

Customer accounts receivable at December 31, 2004 and 2003 included $449 million and $366 million, respectively, of unbilled revenues for amounts of energy delivered to customers in the month of December, including $64 million as of December 31, 2004 related to unread meters for Exelon Energy customers. The allowance for uncollectible accounts at December 31, 2004 and 2003 was $19 million and $14 million, respectively. The allowance for uncollectible accounts at December 31, 2004 includes $3 million for Exelon Energy.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

6. Property, Plant and Equipment

A summary of property, plant and equipment by classification as of December 31, 2004 and 2003 is as follows:

Asset Category	2004	2003
Electric-generation	$7,125	$7,968
Nuclear fuel	2,926	2,568
Asset retirement cost (ARC)	1,023	202
Construction work in progress	357	428
Other property, plant and equipment (a)	54	54

Total property, plant and equipment	11,485	11,220
Less accumulated depreciation (including accumulated amortization of nuclear fuel of $1,976 and $1,596 as of December 31, 2004 and 2003, respectively)	3,949	4,114

Property, plant and equipment, net	$7,536	$7,106

(a)	Includes buildings under capital lease with a net carrying value of $43 million and $46 million at December 31, 2004 and 2003, respectively. The original cost basis of the buildings was $53 million and total accumulated amortization was $10 million and $6 million at December 31, 2004 and 2003, respectively.

Service Life Extensions. Upon the December 2003 acquisition of the remaining 50% interest in AmerGen, Generation changed its accounting estimates related to the depreciation of certain AmerGen generating facilities to conform with Generation’s depreciation policies. The estimated service lives were extended by 20 years for the three AmerGen stations. These changes were based on engineering and economic feasibility analyses performed by Generation. The service life extensions are subject to approval by the United States Nuclear Regulatory Commission (NRC) of the renewals of the existing NRC operating licenses. Generation has not applied for license renewals at the AmerGen facilities, but has announced its plan to file a renewal request in 2005 for the Oyster Creek Nuclear Generating Station (Oyster Creek) and is planning on filing for license renewals for TMI Unit 1 and the Clinton Nuclear Power Station (Clinton) on a timeline consistent and integrated with the other planned license filings for the Generation nuclear fleet.

License Renewals. In December 2004, the NRC issued an order that will permit Oyster Creek to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. The application for Oyster Creek’s license renewal is anticipated to be filed by August 2005 in order to comply with this agreement. On October 28, 2004, the NRC approved 20-year renewals of the operating licenses for Generation’s Dresden and Quad Cities generating stations. The licenses for Dresden Unit 2, Dresden Unit 3 and Quad Cities Units 1 and 2 were renewed to 2029, 2031 and 2032, respectively. On May 7, 2003, the operating licenses for Peach Bottom Unit 2 and Peach Bottom Unit 3 were renewed to 2033 and 2034, respectively. Depreciation provisions are based on the estimated useful lives of the stations, which assumes the renewal of the licenses for all nuclear generating stations. As a result, these license renewals had no impact on the Consolidated Statements of Income.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

7. Jointly Owned Electric Utility Plants

Generation’s undivided ownership interests in jointly owned generation plants as of December 31, 2004 and 2003 were as follows:

	Nuclear generation			Fossil fuel generation
	Quad Cities	Peach Bottom	Salem (b)	Keystone	Conemaugh	Wyman
			PSEG Nuclear
Operator	Generation	Generation		Reliant	Reliant	FP&L
Ownership interest	75.00%	50.00%	42.59%	20.99%	20.72%	5.89%
Generation’s share at December 31, 2004: (a)
Plant	$287	$438	$127	$167	$212	$2
Accumulated depreciation	54	231	33	102	133	—
Construction work in progress	39	16	81	5	1	—
Generation’s share at December 31, 2003: (a)
Plant	$191	$453	$106	$168	$210	$2
Accumulated depreciation	18	239	24	106	138	—
Construction work in progress	40	1	48	2	1	—

(a)	Generation also has a 44.24% ownership interest in Merrill Creek Reservoir located in New Jersey with a book value of $1 million at December 31, 2004 and 2003, which is not included in the table above.
(b)	Generation also owns a proportionate share in the fossil fuel combustion turbine, which is fully depreciated. The gross book value was $3 million at December 31, 2004 and 2003.

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

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

8. Intangible Assets

Intangible Assets. Generation’s intangible assets, included in deferred debits and other assets, other, consisted of the following:

	December 31, 2004			December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Energy purchase agreement (a)	$384	$(27)	$357	$—	$—	$—
Tolling agreement (a)	73	(5)	68	—	—	—
Other	6	(6)	—	6	—	6

Total	$463	$(38)	$425	$6	$—	$6

(a)	See Note 3—Sithe and Note 20—Subsequent Events for a description of Sithe’s intangible assets that are reflected in Generation’s balance sheet at December 31, 2004 and a description of the sale of Sithe that was completed on January 31, 2005.

Amortization related to amortized intangible assets was $38 million for the year ended December 31, 2004, which has been reflected as a reduction in revenues. Of the $38 million, $32 million was attributable to the energy purchase agreement and tolling agreement, both of which relate to Generation’s consolidation of Sithe. In 2004, Generation entered into an agreement to sell its ownership interest in Sithe, which was completed on January 31, 2005 and will result in the elimination of the intangible assets related to Sithe’s energy purchase agreement and tolling agreement from the Consolidated Balance Sheets in future periods. See Note 20—Subsequent Events for further information regarding this sale.

9. Severance Accounting

Generation provides severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with Generation and compensation level.

During the years ended December 31, 2004 and 2003, Generation identified approximately 99 and 470 positions, respectively, for elimination. As of December 31, 2004, approximately 85 of the identified positions had not been eliminated. Generation recorded charges for salary continuance severance of $2 million and $38 million during 2004 and 2003, respectively, which represented salary continuance severance that were probable and could be reasonably estimated at the end of the year. During 2004 and 2003, Generation recorded charges of $4 million and $12 million (before income taxes) associated with special health and welfare severance benefits. Additionally, Generation incurred curtailment costs in 2004 and 2003, associated with pension and postretirement benefit plans of $3 million and $15 million, as a result of personnel reductions. These amounts are net of $11 million in charges billed to co-owners of generating facilities in 2003. Amounts billed to co-owners in 2004 were not significant. In total, Generation recorded charges of $9 million and $65 million in 2004 and 2003, net of co-owner billings. See Note 14—Retirement Benefits for a description of the curtailment charges for the pension and postretirement benefit plans.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

In 2004, Generation recorded a charge of $9 million for new positions identified and reversed $7 million for accruals in excess of the reserve for individuals previously identified under The Exelon Way. Charges in 2004 included a $1 million increase in the reserve for liabilities acquired upon consolidation of Exelon Energy. Generation based its estimate of the number of positions to be eliminated on management’s current plans and its ability to determine the appropriate staffing levels to effectively operate the business. Generation may incur further severance costs if additional positions are identified for elimination. These costs will be recorded in the period in which the costs can be reasonably estimated.

The following table details Generation’s total salary continuance severance expense, recorded as an operating and maintenance expense, for the years ended December 31, 2004, 2003 and 2002:

Salary continuance severance charges
Expense recorded—2004 (a)	$2
Expense recorded—2003 (a)	38
Expense recorded—2002 (b)	2

(a)	Severance expense in 2004 and 2003 reflects severance costs associated with The Exelon Way and other severance costs incurred in the normal course of business. In 2004, Generation recorded charges of $9 million for new positions identified and reversed $7 million to reduce accruals for individuals previously identified under The Exelon Way. 2004 charges included $1 million for the transfer of Exelon Energy to Generation, effective January 1, 2004.
(b)	Severance expense in 2002 generally represents severance activity associated with the October 20, 2000 merger and in the normal course of business.

The following table provides a roll forward of Generation’s salary continuance severance obligation from January 1, 2003 through December 31, 2004.

Salary continuance severance obligation
Balance as of January 1, 2003	$11
Severance charges recorded	38
Cash payments	(9)
Liability acquired upon consolidation of AmerGen	3

Balance as of January 1, 2004	43
Severance charges recorded (a)	2
Cash payments	(29)

Balance as of December 31, 2004	$16

(a)	In 2004, Generation recorded charges of $9 million for new positions identified and reversed $7 million to reduce accruals for individuals previously identified under The Exelon Way. 2004 charges included $1 million for the transfer of Exelon Energy to Generation, effective January 1, 2004.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

10. Short-Term Debt

	2004	2003	2002
Average borrowings	$72	$—	$—
Maximum borrowings outstanding	326	—	—
Average interest rates, computed on a daily basis	1.14%	—	—
Average interest rates, at December 31	—	—	—

At December 31, 2003, Exelon, along with ComEd, PECO and Generation, participated with a group of banks in a $750 million 364-day unsecured revolving credit agreement and a $750 million three-year unsecured revolving credit agreement. On July 16, 2004, the $750 million 364-day facility was replaced with a $1 billion unsecured revolving facility maturing on July 16, 2009 and the $750 million three-year facility was reduced to $500 million maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.

At December 31, 2004, Generation’s aggregate sublimit under the credit agreements was $600 million. Sublimits under the credit agreements can change upon written notification to the bank group. Generation had approximately $444 million of unused bank commitments, net of outstanding letters of credit, under the credit agreements at December 31, 2004. Generation did not have any commercial paper outstanding at December 31, 2004 or 2003. Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. The maximum LIBOR adder is 170 basis points.

The credit agreements require Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratio excludes revenues and interest expenses attributable to securitization debt, certain changes in working capital distributions on preferred securities of subsidiaries and revenues from Sithe and interest on the debt of its project subsidiaries. Generation’s minimum cash from operations to interest expense ratio is 3.25 to 1. At December 31, 2004, Generation was in compliance with this threshold.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

11. Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2004			December 31,
	Rates		Maturity Date	2004	2003
Boston Generating Credit Facility (a)	–		–	$—	$1,037
Senior unsecured notes	5.35	%-6.95%	2011-2014	1,200	1,200
Non-recourse secured project debt	8.50	%-9.00% (b)	2007-2013	499	—
Subordinated notes		7.00% (b)	2013-2034	419	—
Pollution control notes, floating rates	1.71	%-2.04%	2016-2034	520	363
Notes payable and other (c)	6.20	%-18.00%	2005-2020	100	128

Total long-term debt (d)				2,738	2,728
Unamortized debt discount and premium, net				(108)	(11)
Due within one year				(47)	(1,068)

Long-term debt				$2,583	$1,649

(a)	Approximately $1.0 billion of debt was outstanding under the non-recourse Boston Generating Credit Facility at December 31, 2003, all of which was reflected in the Consolidated Balance Sheet of Generation as a current liability due to certain events of default under the Boston Generating Credit Facility. The outstanding debt under the Boston Generating Credit Facility was eliminated from Generation’s Consolidated Balance Sheets in May 2004 following the sale Generation’s ownership interest in Boston Generating. See Note 2 – Acquisitions and Dispositions for additional information regarding the sale.
(b)	In addition to the stated interest rate, an additional 1.97% and 0.99% of interest on the carrying amount of the secured bonds payable is being credited due to debt premiums and 1.63% of interest on the carrying amount of the subordinated debt is being incurred due to the debt discount recorded at the time of the purchase. There is $100 million of unamortized debt discount associated with this debt. These amounts represent obligations of Sithe and will be removed from the Generation’s Consolidated Balance Sheet following the sale of Sithe, which was completed on January 31, 2005. See Note 20 – Subsequent Events for additional information.
(c)	Includes capital lease obligations of $50 million at December 31, 2004 and December 31, 2003. Lease payments of approximately $3 million, $3 million, $2 million, $2 million and $40 million will be made in 2005, 2006, 2007, 2008 and thereafter, respectively.
(d)	Long-term debt maturities in the periods 2005 through 2009 and thereafter are as follows:

2005	$47
2006	51
2007	52
2008	56
2009	68
Thereafter	2,464

Total	$2,738

Included in the table above are maturities of Sithe’s debt of $34, $38, $40, $44, $57 and $706 in 2005, 2006, 2007, 2008, 2009 and thereafter, respectively. In connection with Generation’s sale of Sithe on January 31, 2005, Generation is no longer obligated to fulfill these debt maturities, and the related obligations will be removed from the Consolidated Balance Sheets. See Note 20—Subsequent Events for a further discussion of the sale of Sithe.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Debt Issuances. The following long-term debt was issued during 2004:

Type	Interest Rate	Maturity	Amount
Pollution Control Revenue Bonds	Variable	April 1, 2021	$51
Pollution Control Revenue Bonds	Variable	October 1, 2030	92
Pollution Control Revenue Bonds	Variable	October 1, 2034	14

Total issuances			$157

Debt Retirements and Redemptions. The following debt was retired, through tender, open market purchases, optional redemption, or payment at maturity, during 2004:

Type	Interest Rate	Maturity	Amount
Note—AmerGen	6.33%	August 8, 2009	$10
Note—AmerGen	6.20%	December 20, 2004	16
Note—Sithe	8.50%	June 30, 2007	32
Other			4

Total retirements			$62

See Note 2—Acquisitions and Dispositions for information regarding debt classified as held for sale as of December 31, 2003.

See Note 15—Fair Value of Financial Assets and Liabilities for additional information regarding interest-rate swaps.

12. Income Taxes

Income tax expense (benefit) is comprised of the following components:

	For the Year Ended December 31,
	2004	2003	2002
Included in operations:
Federal
Current	$228	$(227)	$67
Deferred	88	81	123
Investment tax credit	(8)	(8)	(8)
State
Current	20	(4)	18
Deferred	44	(21)	17

Total income tax expense (benefit)	$372	$(179)	$217

Included in cumulative effects of changes in accounting principles:
Federal
Deferred	$17	$58	$7
State
Deferred	5	12	2

Total income tax expense	$22	$70	$9

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The effective income tax rate differed from the U.S. Federal statutory rate principally due to the following:

	For the Year Ended December 31,
	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.3	3.9	3.7
Tax-exempt interest	(1.0)	1.8	(2.3)
Qualified nuclear decommissioning trust fund income	(0.7)	(2.1)	0.9
Amortization of investment tax credit	(0.5)	1.2	(0.9)
Deferred expense/revenue option adjustment	—	1.6	—
Other	0.4	1.6	(0.7)

Effective income tax rate	37.5%	43.0%	35.7%

The tax effect of temporary differences giving rise to significant portions of Generation’s deferred tax assets and liabilities are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Decommissioning and decontamination obligations	$153	$108
Deferred pension and postretirement obligations	69	170
Unrealized gains on derivative financial instruments	66	83
Excess of tax value over book value of impaired assets (a)	–	159
Other, net	115	80

Total deferred tax assets	403	600

Deferred tax liabilities:
Plant basis difference	(822)	(715)
Emission allowances	(39)	(40)

Total deferred tax liabilities	(861)	(755)

Deferred income taxes (net) on the Consolidated Balance Sheets	$(458)	$(155)

(a)	Includes impairments related to Generation’s investment in Sithe and Boston Generating.

The Internal Revenue Service (IRS) and certain state tax authorities are currently auditing certain tax returns of Exelon’s predecessor entities, Unicom and PECO. The current audits are not expected to have an adverse effect on financial condition or results of operations of Generation.

In 2004, Generation received $26 million from Exelon related to Generation’s allocation of tax benefits under the Tax Sharing Agreement. Generation received no allocation of tax benefits under the Tax Sharing Agreement in 2003. In 2002, Generation received $11 million from Exelon related to Generation’s allocation of tax benefits under the Tax Sharing Agreement.

Generation had unamortized investment tax credits of $210 million and $218 million at December 31, 2004 and December 31, 2003, respectively.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

As of December 31, 2004, Generation (excluding Sithe) had capital loss carry forwards for income tax purposes of approximately $163 million, which expire beginning in 2009. Sithe had capital loss carry forwards for income tax purposes of approximately $21 million, which will expire beginning in 2007. Additionally, Sithe International had capital loss carry forwards for income tax purposes of approximately $8 million, which will expire beginning in 2007 and is subject to the limitations under Internal Revenue Code Section 382 due to the change in ownership of Sithe International on October 13, 2004. As of December 31, 2004, a valuation allowance has been recorded for approximately $8 million with respect to the Sithe International capital loss carry forward.

As of December 31, 2004, Sithe had domestic and Mexican net operating loss carry forwards of approximately $101 million and $57 million, respectively. Such carry forwards will expire beginning in 2020 and 2011, respectively.

As of December 31, 2004, Sithe had an Alternative Minimum Tax carry forward of approximately $26 million which can be carried forward indefinitely.

As of December 31, 2004, Generation had recorded valuation allowances of approximately $5 million with respect to deferred taxes associated with separate company state taxes.

13. Nuclear Decommissioning and Spent Fuel Storage

Nuclear Decommissioning

Overview

Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation (ARO), which is classified as a noncurrent liability. Based on the actual or anticipated extended license lives of the nuclear plants, decommissioning expenditures for Generation’s nuclear power plants currently operating are expected to occur primarily during the period 2029 through 2056. Generation owns three nuclear units that are retired and currently incur certain costs associated with decommissioning. The cost of nuclear decommissioning will be funded by investments held in trust funds that have been established for each nuclear station. Generation had nuclear decommissioning trust funds totaling $5,262 million and $4,721 million as of December 31, 2004 and 2003, respectively. See Note 15 – Fair Value of Financial Assets and Liabilities for more information regarding Generation’s nuclear decommissioning trust funds.

Cost Recovery and Decommissioning Responsibilities

Former ComEd plants. Generation currently recovers in revenues funds for decommissioning the former ComEd nuclear plants through regulated rates collected by ComEd. The amounts recovered from customers are remitted to Generation and deposited into the trust accounts to fund the future decommissioning costs. Under a December 2000 Illinois Commerce Commission Order issued to ComEd, amended February 2001 (ICC Order), ComEd is permitted to collect up to $73 million annually through 2006 from ratepayers to decommission the former ComEd nuclear plants. The amount of decommissioning revenue collections for 2005 and 2006 are anticipated to be slightly lower than $73 million. Under the current ICC Order, ComEd will not collect amounts for decommissioning subsequent to 2006.

Based on the provisions of the ICC Order and NRC regulations, Generation is financially responsible for the decommissioning obligations related to these plants. If trust assets plus future

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

collections permitted by the ICC Order are exceeded by the ultimate ARO, Generation is responsible for any shortfall in funding; however, if amounts remain in the trust funds for these units following the completion of the decommissioning activities, those amounts will be returned to the ComEd ratepayers. At the end of each financial reporting period, Generation assesses the amounts currently recorded in trust assets plus future collections less amounts recorded in the ARO. At December 31, 2004 and 2003, Generation recorded a noncurrent affiliate payable to ComEd, who in turn, recorded an equal regulatory liability for the amount of decommissioning-related assets in excess of the ARO.

Former PECO plants. Generation currently recovers costs for decommissioning the former PECO nuclear plants through regulated rates collected by PECO. The amounts recovered from customers are remitted to Generation and deposited into the trust accounts to fund the future decommissioning costs. Under orders from the Pennsylvania Public Utility Commission (PUC), PECO is permitted to collect from ratepayers up to $33 million annually for the full funding of the expected costs to decommission the former PECO nuclear plants. Based on the provisions of the PUC order, the PECO ratepayers are financially responsible for the majority of any shortfalls in the costs to decommission these nuclear units; however, the PECO ratepayers will receive any excess amounts from the trust funds at the completion of decommissioning. Generation is responsible for 1) the first $50 million of the decommissioning costs above a certain threshold established under the PUC order and 2) five percent of the decommissioning costs above that first $50 million of costs that exceed the established threshold. Generation expects total decommissioning costs to exceed this threshold and expects to be held responsible for the entire $50 million over the remaining life of the assets. At the end of each financial reporting period, Generation assesses the amounts currently recorded in trust assets plus future collections less amounts recorded in the ARO. At December 31, 2004 and 2003, Generation recorded a noncurrent affiliate payable to PECO, who in turn, recorded an equal regulatory liability for the amount of decommissioning-related assets in excess of the ARO.

AmerGen plants. Generation is financially responsible for the decommissioning of these plants and bears all risks and benefits related to the funding levels associated with these plants’ decommissioning trust funds.

Adoption of SFAS No. 143

Generation adopted SFAS No. 143 on January 1, 2003, which promulgates the accounting for AROs. In accordance with SFAS No. 143, a probability-weighted, discounted cash flow model with multiple scenarios was used to determine the fair value of the decommissioning obligation. SFAS No. 143 states that the estimated fair value of the decommissioning obligation represents the amount a third party would receive for assuming an entity’s entire obligation. The present value of future estimated cash flows required to decommission the nuclear stations was calculated using credit-adjusted, risk-free rates applicable to the various businesses in order to determine the fair value of the decommissioning obligation at the time of adoption of SFAS No. 143.

Former ComEd plants. The transition provisions of SFAS No. 143 required Exelon to apply the fair value remeasurement back to the historical periods in which AROs were originally incurred, resulting in a remeasurement of these obligations at the date the assets were acquired by Exelon. Since the nuclear plants previously owned by ComEd were acquired by Exelon on October 20, 2000 (and subsequently transferred to Generation as a result of the Exelon corporate restructuring on January 1, 2001), Exelon’s historical accounting for its ARO associated with those plants was revised as if SFAS No. 143 had been in effect at the merger date. The calculation of the SFAS No. 143 ARO yielded

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

decommissioning obligations lower than the value of the corresponding trust assets at January 1, 2003. Since the trust fund assets exceeded the fair value of the ARO, Generation recorded a $948 million noncurrent affiliate payable to ComEd, who in turn, recorded an equal regulatory liability at January 1, 2003. As a result of increases in the trust funds due to market conditions, the noncurrent affiliate payable to ComEd and ComEd’s regulatory liability have increased to $1,433 million at December 31, 2004.

In accordance with the provisions of SFAS No. 143 and regulatory accounting guidance, Generation recorded a SFAS No. 143 transition adjustment to accumulated other comprehensive income to reclassify $168 million, net of tax, of accumulated net unrealized losses in the nuclear decommissioning trust funds associated with the former ComEd plants to its noncurrent affiliate payable to ComEd, and likewise to ComEd’s regulatory liability.

Former PECO plants. In the case of the former PECO plants, the SFAS No. 143 ARO calculation yielded decommissioning obligations greater than the corresponding trust assets at January 1, 2003. As such, Generation recorded a noncurrent affiliate receivable from PECO, who in turn, recorded a regulatory asset of $20 million. As a result of increases in the trust funds due to market conditions and contributions collected from PECO customers, the trust fund assets exceeded the ARO at December 31, 2004 and Generation has a noncurrent affiliate payable to PECO, who in turn has an equal regulatory liability to its ratepayers of $46 million. At December 31, 2003, Generation had a noncurrent affiliate payable to PECO, who in turn had a regulatory liability to its ratepayers of $12 million related to nuclear decommissioning.

Upon adoption, and in accordance with the provisions of SFAS No. 143, Generation capitalized an asset retirement cost (ARC) asset within property, plant and equipment of $172 million related to the establishment of the ARO for the former PECO plants. The ARC is being amortized over the remaining useful lives of the former PECO plants.

Generation believes that all of the decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission the former ComEd and PECO nuclear plants. As such, Generation expects the regulatory liabilities to be reduced to zero at the conclusion of the decommissioning activities.

AmerGen plants. At the time of the adoption of SFAS No. 143 on January 1, 2003, Generation had a 50% ownership of AmerGen. Generation recorded income of $29 million (after income taxes) as the cumulative effect of changes in accounting principles.

Impact of Contractual Construct with Regulated Affiliates on the Application of SFAS No. 143

Increases in the ARO due to the passage of time are recorded in operating and maintenance expense as accretion expense. Increases in the ARO resulting from revisions to the estimated future cash flows are generally recorded with a corresponding adjustment to the basis of plant value, by recording an ARC asset. The ARC is depreciated on a straight-line basis over the remaining life of the unit to which it relates. Changes in the nuclear decommissioning trust funds are discussed in Note 15 -Fair Value of Financial Assets and Liabilities.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Former ComEd plants. As of December 31, 2004, the trust assets associated with the former ComEd plants exceeded the ARO for those plants. Until such time, if ever, that the ARO exceeds the decommissioning-related assets, Generation’s net income should not reflect the impacts of any income or expenses associated with decommissioning the former ComEd nuclear units. As such, decommissioning revenues collected, nuclear decommissioning trust fund investment income, accretion expense and depreciation of the ARC are not reflected in net income as they are offset by the adjustment to the noncurrent affiliate payable to ComEd, and likewise ComEd’s regulatory liability, to the extent the decommissioning-related assets exceed the ARO.

Former PECO plants. As of December 31, 2004, the trust assets associated with the former PECO plants exceeded the ARO for those plants. The regulatory order associated with the former PECO units ensures that Generation will not be financially responsible for the decommissioning of these units, with the exception of certain amounts described above. As such, Generation’s net income should not reflect the impacts of any income or expenses associated with decommissioning the former PECO nuclear units, except for the accretion expense associated with its decommissioning cost responsibility above the decommissioning cost thresholds established by the PUC, as previously discussed. The net effect of decommissioning revenues collected, nuclear decommissioning trust fund investment income, accretion expense and depreciation of the ARC is adjusted so that the amounts net to an insignificant amount in Generation’s Consolidated Statements of Income. This adjustment is reflected as a change in the noncurrent affiliate payable to PECO, and in turn, PECO’s regulatory liability.

AmerGen plants. Beginning in 2004, decommissioning activity related to the AmerGen units is reflected in Generation’s Consolidated Statements of Income. The AmerGen units are not subject to any cost recovery regulation and, as such, Generation will be required to fund any shortfall of trust assets below the decommissioning obligations. Similarly, Generation will not be required to refund any excess trust funds to customers if the obligation is less than the available trust funds. As such, the impacts of nuclear decommissioning trust fund investment income, accretion expense and depreciation of the ARC are all included in Generation’s Consolidated Statements of Income. Prior to December 2003 and Generation’s acquisition of British Energy’s 50% interest in AmerGen, the impact to Generation for accounting for the decommissioning of the AmerGen plants was recorded within Generation’s equity in earnings of AmerGen. In addition, Generation’s proportionate share of unrealized gains and losses on AmerGen’s decommissioning trust funds were reflected in Generation’s other comprehensive income.

2004 Update of ARO

Generation updates its ARO on a periodic basis. During 2004, Generation recorded a $780 million net increase to the ARO resulting from revisions to estimated future nuclear decommissioning cash flows. This update also resulted in an adjustment to the basis of property, plant and equipment of $780 million by recording a corresponding net increase to the ARC. This increase to the ARO was primarily a result of updated decommissioning cost studies and changes in cost escalation factors used to estimate future undiscounted costs, both of which are provided by independent third-party appraisers. Cost estimates are updated every three to five years in accordance with NRC regulations and industry practice. The net increase in the ARO for the former ComEd units, the former PECO units and the AmerGen units resulting from revisions to estimated cash flows during 2004 was $563 million, $142 million and $75 million, respectively. As of December 31, 2004, the ARO balances for the former ComEd, the former PECO and the AmerGen units totaled approximately $2.3 billion, $1.0 billion and $0.6 billion, respectively.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The following table provides a roll forward reconciliation of the ARO reflected on Generation’s Consolidated Balance Sheets from January 1, 2003 to December 31, 2004:

Asset retirement obligation at January 1, 2003	$2,363
Consolidation of AmerGen	487
Accretion expense	160
Payments to decommission retired plants	(14)

Asset retirement obligation at December 31, 2003	2,996
Net increase resulting from updates to estimated future cash flows	780
Accretion expense	210
Additional liabilities incurred (a)	6
Payments to decommission retired plants	(12)

Asset retirement obligation at December 31, 2004	$3,980

(a)	Additional liabilities incurred are primarily due to the consolidation of Sithe.

Accounting Prior to the Adoption of SFAS No. 143

Prior to January 1, 2003, Generation accounted for the current period’s cost of decommissioning related to generating plants previously owned by PECO in accordance with common regulatory accounting practices by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation concurrently with recognizing decommissioning collections. Financial activity of the decommissioning trust (e.g., investment income and realized and unrealized gains and losses on trust investments) was reflected in nuclear decommissioning trust funds in Generation’s Consolidated Balance Sheets with a corresponding offset recorded to accumulated depreciation.

Regulatory accounting practices for the nuclear generating stations previously owned by ComEd were discontinued as a result of an ICC Order capping ComEd’s ultimate recovery of decommissioning costs. The difference between the decommissioning cost estimate and the decommissioning liability recorded in accumulated depreciation for the former ComEd operating stations was previously amortized to depreciation expense on a straight-line basis over the remaining lives of the stations. The decommissioning cost estimate (adjusted annually to reflect inflation) for the former ComEd retired units recorded in deferred credits and other liability was previously accreted to depreciation expense. Financial activity of the decommissioning trust funds related to Generation’s nuclear generating stations no longer accounted for under common regulatory practices was reflected in nuclear decommissioning trust funds in Generation’s Consolidated Balance Sheets with a corresponding gain or expense recorded in Generation’s Consolidated Income Statements or in other comprehensive income.

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy (DOE) is responsible for the development of a repository for the disposal of spent nuclear fuel (SNF) and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($.001) per kilowatt-hour of net nuclear generation for the cost of nuclear fuel long-term disposal. This fee may be adjusted

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. The DOE’s current estimate for opening a SNF facility is 2012. This extended delay in SNF acceptance by the DOE has led to Generation’s adoption of dry cask storage at its Dresden, Quad Cities, Oyster Creek and Peach Bottom stations and its consideration of dry cask storage at other stations.

The Standard Contracts with the DOE also required the payment to the DOE a one-time fee applicable to nuclear generation through April 6, 1983. PECO’s fee has been paid. Pursuant to the Standard Contracts, ComEd elected to pay the one-time fee of $277 million, with interest to the date of payment, just prior to the first delivery of SNF to the DOE. As of December 31, 2004, the unfunded liability for the one-time fee with interest was $878 million. Interest accrues at the 13-week Treasury Rate, which was 1.987% at December 31, 2004. The liabilities for spent nuclear fuel disposal costs, including the one-time fee, were transferred to Generation as part of the corporate restructuring. The one-time fee obligation for the AmerGen units remains with the prior owner. The Clinton Unit has no outstanding obligation.

In July 1998, ComEd filed a complaint against the United States Government (Government) in the United States Court of Federal Claims (Court) seeking to recover damages caused by the DOE’s failure to honor its contractual obligation to begin disposing of SNF in January 1998. In August 2001, the Court granted ComEd’s motion for partial summary judgment for liability on ComEd’s breach of contract claim. In November 2001, the Government filed two partial summary judgment motions relating to certain damage issues in the case as well as two motions to dismiss claims other than ComEd’s breach of contract claim. On June 10, 2003, the Court granted the Government’s motion to dismiss claims other than the breach of contract claims. Also on June 10, 2003, the Court denied the Government’s summary judgment motions and set the case for trial on damages for November 2004.

In July 2000, PECO entered into an agreement (Amendment) with the DOE relating to PECO’s Peach Bottom nuclear generating unit to address the DOE’s failure to begin removal of SNF in January 1998 as required by the Standard Contracts. Under the Amendment, the DOE agreed to provide PECO with credits against PECO’s future contributions to the Nuclear Waste Fund to compensate PECO for SNF storage costs incurred as a result of the DOE’s breach of the contract. The Amendment also provided that, upon PECO’s request, the DOE will take title to the SNF and the interim storage facility at Peach Bottom provided certain conditions are met. Generation assumed this contract in the 2001 corporate restructuring.

In November 2000, eight utilities with nuclear power plants filed a Joint Petition for Review against the DOE with the United States Court of Appeals for the Eleventh Circuit seeking to invalidate that portion of the Amendment providing for credits to PECO against nuclear waste fund payments on the ground that such provision is a violation of the NWPA. PECO intervened as a defendant in that case and Generation assumed the claim in the 2001 corporate restructuring. On September 24, 2002, the United States Court of Appeals for the Eleventh Circuit ruled that the fee adjustment provision of the Amendment violates the NWPA and therefore is null and void. The Court did not hold that the Amendment as a whole is invalid. Article XVI(I) of the Amendment provides that if any portion of the Amendment is found to be void, the DOE and Generation agree to negotiate in good faith and attempt to reach an enforceable agreement consistent with the spirit and purpose of the Amendment. That provision further provided that should a major term be declared void, and the DOE and Generation

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

cannot reach a subsequent agreement, the entire Amendment would be rendered null and void, the original Peach Bottom Standard Contracts would remain in effect and the parties would return to pre-Amendment status. Under the Amendment, Generation has received approximately $40 million in credits against contributions to the nuclear waste fund.

On August 14, 2003, Generation received a letter from the DOE demanding repayment of $40 million of previously received credits from the Nuclear Waste Fund. The letter also demanded $1.5 million of interest that was accrued as of that date and Generation continued to record an interest expense each subsequent month. Generation reserved its 50% ownership share of these amounts. Because Generation expenses the dry storage casks and capitalizes the permanent components of its spent fuel storage facilities, these reserves increased Generation’s operating and maintenance expense approximately $11 million and its capital base approximately $9 million during 2003.

On July 21, 2004, Exelon and the U.S. Department of Justice, in close consultation with the DOE, reached a settlement under which the government will reimburse Generation for costs associated with storage of spent fuel at Generation’s nuclear stations pending DOE’s fulfillment of its obligations. Under the agreement, Generation immediately received $80 million in gross reimbursements for storage costs already incurred ($53 million net after considering amounts due from Generation to co-owners of certain nuclear stations), with additional amounts to be reimbursed annually for future costs. In all cases, reimbursements will be made only after costs are incurred and only for costs resulting from DOE delays in accepting the fuel. As of December 31, 2004, the amount of spent fuel storage costs for which reimbursement will be requested in mid-2005 from the DOE under the settlement agreement is $33 million net, which is recorded within accounts receivable, other. This amount is comprised of $14 million, which has been recorded as a reduction to operating and maintenance expense, and $12 million, which has been recorded as a reduction to capital expenditures. The remaining $7 million represents amounts owed to the co-owners of the Peach Bottom and Quad Cities generating facilities.

14. Retirement Benefits

Generation participates in defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon. Substantially all eligible Generation employees participate in the Exelon sponsored plans. Benefits under these pension plans generally reflect each employee’s compensation, years of service, and age at retirement. Employees of AmerGen participate in separate defined benefit pension plans and postretirement welfare benefit plans sponsored by AmerGen. AmerGen is currently offering its employees a choice to remain in their traditional benefit formula or convert to a cash balance formula.

The prepaid pension asset, pension obligation and non-pension postretirement benefits obligation on Generation’s Consolidated Balance Sheets reflect Generation’s obligations from and to the plan sponsors, Exelon and AmerGen. Employee-related assets and liabilities, including both pension and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” postretirement welfare liabilities, were allocated by Exelon to its subsidiaries based on the number of active employees as of January 1, 2001 as part of Exelon’s corporate restructuring. Exelon allocates the components of pension expense to the participating employers based upon several factors, including the percentage of active employees in each participating unit. See Note 15 – Retirement Benefits of Exelon’s Notes to Consolidated Financial Statements for pension and other postretirement benefits information for the Exelon plans.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Approximately $126 million, $75 million and $37 million were included in capital and operating and maintenance expense, excluding curtailment and special termination costs, in 2004, 2003 and 2002, respectively, for Generation’s allocated portion of Exelon’s pension and postretirement benefit expense. The 2004 amounts include a reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. Generation contributed $180 million, $145 million and $60 million to the Exelon-sponsored pension plans in 2004, 2003 and 2002. Generation expects to contribute up to $853 million to the pension plans in 2005.

During 2004 and 2003, Generation recognized curtailment charges of $3 million and $18 million, respectively, associated with an overall reduction in participants in Exelon’s pension and postretirement benefit plans due to employee reductions associated with The Exelon Way. During 2004 and 2003, Generation recognized special termination benefit costs of $4 million and $20 million, respectively.

Included in Generation’s 2004 results are costs associated with pension benefit and other postretirement benefit plans sponsored by AmerGen. Costs associated with the pension and postretirement benefits were $11 million and $11 million, respectively for 2004. At December 31, 2004 and 2003, Generation’s balance sheet included a liability of $21 million and $21 million, respectively, related to the pension obligation and $94 million and $80 million, respectively, related to other postretirement benefit obligations.

The accumulated benefit obligation (ABO) for the AmerGen pension plan was $77 million and $55 million at December 31, 2004 and 2003, respectively. The projected benefit obligation (PBO) for the AmerGen pension plan was $90 million and $67 million at December 31, 2004 and 2003, respectively. The fair value of plan assets related to this obligation was $53 million and $41 million at December 31, 2004 and 2003, respectively

The postretirement benefit plan for AmerGen is unfunded. At December 31, 2004 and 2003, the ABO related to postretirement benefits was $94 million and $80 million, respectively.

Generation participates in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Generation matches a percentage of employee contributions to the plan up to certain limits. The cost of Generation’s matching contributions to the savings plan totaled $27 million, $24 million and $31 million for 2004, 2003 and 2002, respectively.

15. Fair Value of Financial Assets and Liabilities

Non-Derivative Financial Assets and Liabilities

Fair Value. As of December 31, 2004 and 2003, Generation’s carrying amounts of cash and cash equivalents, accounts receivable, vendor accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments. Fair values of the trust accounts for decommissioning nuclear plants are estimated based on quoted market valuation model which is based on conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The carrying amounts and fair values of Generation’s financial liabilities as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Long-term debt (including amounts due within one year)	$2,630	$3,002	$2,717	$2,930

Credit Risk. Financial instruments that potentially subject Generation to concentrations of credit risk consist principally of cash equivalents and customer accounts receivable. Generation places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limits. Concentrations of credit risk with respect to customer accounts receivable are limited due to Generation’s large number of customers.

Derivative Instruments

Fair Value. The fair values of Generation’s interest-rate swaps and power purchase and sale contracts are determined using quoted exchange prices, external dealer prices, or internal valuation models which utilize assumptions of future energy prices and available market pricing curves.

Interest-Rate Swaps. Generation enters into interest-rate swaps to hedge exposure to interest rate changes. Swaps related to variable-rate securities or forecasted transactions are accounted for as cash-flow hedges. The swaps are generally structured to mirror the terms of the hedged debt instruments; therefore, no material ineffectiveness has been recorded in earnings. The gain or loss in fair value of cash-flow hedges is recorded in other comprehensive income and will be recognized in earnings over the life of the hedged items. The gain or loss in fair value of fair-value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, is recorded in earnings.

Generation had no interest-rate swaps designated as cash-flow hedges outstanding at December 31, 2004. At December 31, 2003, Generation had $861 million of notional amounts of interest-rate swaps designated as cash flow hedges outstanding with net deferred losses of $77 million.

Energy-Related Derivatives. Generation utilizes derivatives to manage the utilization of its available generating capacity and the provision of wholesale energy to its affiliates. Generation also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Generation enters into certain energy-related derivatives for trading or speculative purposes. At December 31, 2004 and 2003, Generation had $145 million and $216 million, respectively, of energy derivatives recorded as net liabilities at fair value on its Consolidated Balance Sheets.

For the years ended December 31, 2004, 2003 and 2002, Generation recognized net unrealized losses of $42 million, net unrealized losses of $16 million and net unrealized gains of $6 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. Mark-to-market activity on non-trading power purchase and sale contracts are reported in fuel and purchased power. For the years ended December 31, 2004, 2003 and 2002, Generation recognized net unrealized gains of $3 million and net unrealized losses of $3

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

million and $9 million, respectively, relating to mark-to-market activity on derivative instruments entered into for trading purposes. Gains and losses associated with financial trading are reported as revenue in the Consolidated Statements of Income.

As of December 31, 2004, $194 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve months. Amounts in accumulated other comprehensive income related to changes in interest-rate cash-flow hedges are reclassified into earnings when the interest payment occurs or when ineffectiveness has been determined. Amounts in accumulated other comprehensive income related to changes in energy commodity cash-flow hedges are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Generation’s cash-flow hedges are expected to settle within the next three years.

Credit Risk Associated with Derivative Instruments. Generation would be exposed to credit-related losses in the event of non-performance by counterparties that issue derivative instruments. The credit exposure of derivatives contracts is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. The notional amount of derivatives does not represent amounts that are exchanged by the parties and, thus, is not a measure of Generation’s exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates.

Nuclear Decommissioning Trust Fund Investments

Investments as of December 31, 2004 and 2003. Generation classifies investments in the trust accounts for decommissioning nuclear plants as available-for-sale and estimates fair value based on quoted market prices for the securities held in trust funds. These investments are held to fund Generation’s decommissioning obligation for its nuclear plants. Decommissioning expenditures are expected to occur primarily after the plants are retired. Based on current licenses and anticipated renewals, decommissioning expenditures for plants in operation are currently estimated to begin in 2029. See Note 13—Nuclear Decommissioning and Spent Fuel Storage for further information regarding the decommissioning of Generation’s nuclear plants.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

The following tables show the fair values, gross unrealized gains and losses and amortized cost bases of the securities held in these trust accounts as of December 31, 2004 and 2003.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$184	$—	$—	$184
Equity securities	2,194	538	(37)	2,695
Debt securities
Federal government obligations	1,447	51	(4)	1,494
Other debt securities	855	37	(3)	889

Total debt securities	2,302	88	(7)	2,383

Total available-for-sale securities	$4,680	$626	$(44)	$5,262

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$84	$—	$—	$84
Equity securities	2,402	300	(294)	2,408
Debt securities
Federal government obligations	1,574	65	(4)	1,635
Other debt securities	567	29	(2)	594

Total debt securities	2,141	94	(6)	2,229

Total available-for-sale securities	$4,627	$394	$(300)	$4,721

The fixed-income available-for-sale securities held at December 31, 2004 have an average maturity range of six to thirteen years. The cost of these securities was determined on the basis of specific identification.

Impairment Evaluation in 2004. At December 31, 2004, Generation had gross unrealized gains of $626 million and gross unrealized losses of $44 million related to the nuclear decommissioning trust fund investments. At December 31, 2003, Generation had gross unrealized gains of $394 million and gross unrealized losses of $300 million related to the nuclear decommissioning trust fund investments. With the exception of the portion of these amounts related to AmerGen, as a result of ComEd’s and PECO’s regulatory arrangements for decommissioning costs, approximately $469 million of these net unrealized gains were recorded as an increase in Generation’s noncurrent affiliate payables, which resulted in a corresponding increase in ComEd and PECO’s regulatory liabilities.

Generation evaluates decommissioning trust fund investments for other-than-temporary impairments by analyzing the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices. During 2004, Generation concluded that certain trust fund investments were other-than-temporarily impaired based on various factors assessed in the aggregate, including the duration and severity of the impairment, the anticipated recovery of the securities and consideration of Generation’s ability and intent to hold the investments until the recovery of their cost basis. This determination resulted in an $8 million impairment charge

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

recorded in other income and deductions associated with the trust funds for the decommissioning of the AmerGen plants. Also, Generation realized $260 million of the previously unrealized losses associated with the trust investments for the decommissioning of the former ComEd and PECO plants. As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability at ComEd and PECO, and as such, Generation’s noncurrent affiliate payable balance, realization of these losses associated with the former ComEd and PECO plants had no impact on Generation’s results of operations or financial position.

Unrealized Gains and Losses. Net unrealized gains of $582 million were included in noncurrent affiliate payables and other comprehensive income in Generation’s Consolidated Balance Sheets as of December 31, 2004. Net unrealized gains of $94 million were included in noncurrent affiliate payables and other comprehensive income in Generation’s Consolidated Balance Sheets at December 31, 2003.

The following table provides information regarding Generation’s available-for-sale securities in nuclear decommissioning trust funds in an unrealized loss position that are not considered other-than-temporarily impaired. The following tables shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Equity securities	$16	$197	$21	$278	$37	$475
Debt securities
Government obligations	2	207	2	68	4	275
Other debt securities	2	182	1	22	3	204

Total debt securities	4	389	3	90	7	479

Total temporarily impaired securities	$20	$586	$24	$368	$44	$954

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Equity securities	$33	$231	$261	$775	$294	$1,006
Debt securities
Government obligations	4	232	—	11	4	243
Other debt securities	2	117	—	2	2	119

Total debt securities	6	349	—	13	6	362

Total temporarily impaired securities	$39	$580	$261	$788	$300	$1,368

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Generation evaluates the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices to assess whether or not the securities are other-than-temporarily impaired. Generation concluded that the trending of the related market indices, the historical performance of these securities over a long-term time horizon and the level of insignificance of the unrealized loss as a percentage of the cost of the individual securities indicates that the securities are not other-than-temporarily impaired.

Sale of Nuclear Decommissioning Trust Fund Investments. Proceeds from the sale of decommissioning trust fund investments and gross realized gains and losses on those sales were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Proceeds from sales	$2,320	$2,341	$1,612
Gross realized gains	115	219	56
Gross realized losses	(43)	(235)	(86)

Net realized gains of $72 million and net realized losses of $16 million and $32 million were recognized in other income and deductions in Generation’s Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, net realized gains of $2 million were recognized in accumulated depreciation in Generation’s Consolidated Balance Sheets at December 31, 2002. Prior to January 1, 2003, realized gains and losses related to the former PECO units were included in accumulated depreciation. See Note 13—Nuclear Decommissioning and Spent Fuel for further information regarding the nuclear decommissioning trusts.

16. Commitments and Contingencies

Nuclear Insurance

The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. As of December 31, 2004, the current limit is $10.76 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance (currently $300 million for each operating site) and the remaining $10.46 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for all nuclear operators per reactor per incident (including a 5% surcharge) is $100.6 million, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act expired on August 1, 2002 and was subsequently extended to the end of 2003 by the U.S. Congress. Only facilities applying for NRC licenses subsequent to the expiration of the Price-Anderson Act are affected. Existing commercial generating facilities, such as those owned by Generation, remain subject to the provisions of the Price-Anderson Act and are unaffected by its expiration. However, any new licenses are not covered under the Price-Anderson Act and any new plant initiatives would need to address this exposure.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Generation is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Generation is required by the NRC to maintain, to provide for decommissioning the facility. Generation is unable to predict the timing of the availability of insurance proceeds to Generation and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Generation could be assessed up to $168 million for losses incurred at any plant insured by the insurance companies. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insureds, the maximum recovery for all losses by all insureds will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses. The $3.2 billion maximum recovery limit is not applicable, however, in the event of a “certified act of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as a result of government indemnity. Generally, a “certified act of terrorism” is defined in the Terrorism Risk Insurance Act to be any act, certified by the U.S. government, to be an act of terrorism committed on behalf of a foreign person or interest.

Additionally, NEIL provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. Including the AmerGen sites, Generation’s maximum share of any assessment is $48 million per year. Recovery under this insurance for terrorist acts is subject to the $3.2 billion aggregate limit and secondary to the property insurance described above. This limit would also not apply in cases of certified acts of terrorism under the Terrorism Risk Insurance Act as described above.

In addition, Generation participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by a nuclear energy accident. This program was modified, effective January 1, 1998, to provide coverage to all workers whose “nuclear-related employment” began on or after the commencement date of reactor operations. Generation will not be liable for a retrospective assessment under this new policy; however, in the event losses incurred under the small number of policies in the old program exceed accumulated reserves, a maximum retroactive assessment of up to $50 million could apply. Generation is self-insured to the extent that any losses may exceed the amount of insurance maintained. Such losses could have a material adverse effect on Generation’s financial condition and results of operations.

For its insured losses, Generation is self-insured to the extent that any losses are within the policy deductible or may exceed the amount of insurance maintained. Such losses could have a material adverse effect on Generation’s financial condition and results of operations.

Energy Commitments

Generation’s wholesale operations include the physical delivery and marketing of power obtained through its generation capacity, and long-, intermediate- and short-term contracts. Generation maintains a net positive supply of energy and capacity, through ownership of generation assets and purchase power and lease agreements, to protect it from the potential operational failure of one of its

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

owned or contracted power generating units. Generation has also contracted for access to additional generation through bilateral long-term purchase power agreements (PPAs). These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature. Generation enters into PPAs with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers. Generation has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The primary intent and business objective for the use of its capital assets and contracts is to provide Generation with physical power supply to enable it to deliver energy to meet customer needs. Generation primarily uses financial contracts in its wholesale marketing activities for hedging purposes. Generation also uses financial contracts to manage the risk surrounding trading for profit activities.

Generation has entered into bilateral long-term contractual obligations for sales of energy to load-serving entities, including electric utilities, municipalities, electric cooperatives and retail load aggregators. Generation also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. Generation provides delivery of its energy to these customers through rights for firm transmission.

At December 31, 2004, Generation’s long-term commitments, relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as indicated in the following tables:

	Net Capacity Purchases (a)	Power Only Sales	Power Only Purchases	Transmission Rights Purchases (b)
2005	$578	$2,551	$1,446	$31
2006	581	961	605	3
2007	533	167	254	–
2008	462	9	195	–
2009	437	9	194	–
Thereafter	3,664	343	548	–

Total (c)	$6,255	$4,040	$3,242	$34

(a)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2004. Expected payments include certain capacity charges which are contingent on plant availability.
(b)	Transmission rights purchases include estimated commitments in 2005 and 2006 for additional transmission rights that will be required to fulfill firm sales contracts.
(c)	Included in the totals are $395 million of power only sales commitments related to Sithe, which were not retained by Generation following the sale of Sithe. See Note 3—Sithe and Note 20—Subsequent Events for further discussion of these transactions.

In connection with the 2001 corporate restructuring, Generation entered into a PPA, as amended, with ComEd under which Generation has agreed to supply all of ComEd’s load requirements through 2006. Prices for this energy vary depending upon the time of day and month of delivery. Subsequent to 2006, ComEd expects to procure all of its supply from market sources, which could include Generation. Additionally, Generation entered into a PPA with PECO under which PECO obtains substantially all of its electric supply from Generation through 2010. Prices for this energy vary depending upon time of day and month of delivery. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Other Purchase Obligations

In addition to Generation’s energy commitments as described above, Generation has commitments to purchase fuel supplies for nuclear generation and various other purchase commitments related to the normal day-to-day operations of Generation’s business. As of December 31, 2004, these commitments were as follows:

		Expiration within
	Total	2005	2006-2007	2008-2009	2010 and beyond
Fuel purchase agreements (a)	$3,639	$639	$985	$616	$1,399
Other purchase commitments (b)	230	66	75	57	32

(a)	Fuel purchase agreements—Commitments to purchase fuel supplies for nuclear and fossil generation.
(b)	Other purchase commitments—Commitments for services and materials.

Commercial Commitments

Generation’s commercial commitments as of December 31, 2004, representing commitments potentially triggered by future events, are as follows:

		Expiration within
	Total	2005	2006-2007	2008-2009	2010 and beyond
Letters of credit (non-debt) (a)	$172	$172	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (b)	15	15	—	—	—
Performance guarantees (c)	201	—	—	—	201
Energy marketing contract guarantees (d)	261	156	65	—	40
Nuclear insurance premiums (e)	1,710	—	—	—	1,710
Exelon New England guarantees (f)	17	—	—	—	17

Total commercial commitments	$2,376	$343	$65	$—	$1,968

(a)	Letters of credit (non-debt)—Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties. Guarantees of $62 million have been issued to provide support for certain letters of credit as required by third parties. Includes letters of credit of $95 million that will be eliminated upon the sale of Sithe to Dynegy. See Note 20—Subsequent Events for further information regarding the sale of Sithe.
(b)	Letters of credit (long-term debt)—interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $520 million is reflected in long-term debt in Generation’s Consolidated Balance Sheet.
(c)	Performance guarantees—Guarantees issued to ensure execution under specific contracts.
(d)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts. In connection with the transfer of Exelon Energy to Generation effective January 1, 2004, Generation acquired $162 million in energy marketing contract guarantees. Includes guarantees of $30 million that will be eliminated upon the sale of Sithe to Dynegy. See Note 20—Subsequent Events for further information regarding the sale of Sithe.
(e)	Nuclear insurance premiums—Represent the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act.
(f)

Exelon New England guarantees—Mystic Development LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $16 million is included as a liability within the Consolidated Balance Sheet of Exelon as of December 31, 2004 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee. Other guarantees associated with Exelon New England total less than $1 million.

Generation acquired a $50 million letter of credit to support the contractual obligations of Sithe and its subsidiaries upon the completion of the November 2003 transaction with Resevoir. See Exelon’s “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Issues” below for further discussion of Exelon’s credit agreement.

Environmental Issues

General. Under Federal and state environmental laws, Generation is generally liable for the costs of remediating environmental contamination of property now owned and of property contaminated by hazardous substances generated by Generation.

As of December 31, 2004, Generation had accrued $16 million for environmental investigation and remediation costs. Generation cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by Generation, environmental agencies or others, or whether such costs will be recoverable from third parties.

Section 316(b) of the Clean Water Act. In July 2004, the EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. This rule establishes national requirements for reducing the adverse environmental impacts from the entrainment and impingement of aquatic organisms at existing power plants. The rule identifies particular standards of performance with respect to entrainment and impingement and requires each facility to monitor and validate this performance in future years. The requirements will be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, New Boston, Oyster Creek, Peach Bottom, Quad Cities and Salem. Generation is currently evaluating compliance options at its affected plants. At this time, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. There are many factors to be considered and evaluated to determine how Generation will comply with the Phase II rule requirements and the extent to which there such compliance may result in financial and operational impacts. The considerations and evaluations include, but are not limited to obtaining clarifying interpretations of the requirements from state regulators, resolving outstanding litigation proceedings concerning the requirements, completing studies to establish biological baselines for each facility and performing environmental and economic cost benefit evaluation of the potential compliance alternatives in accordance with the requirements.

Cotter Corporation. The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), has submitted a draft feasibility study addressing options for remediation of the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of the anticipated remediation strategy for the site range up to $22 million. Once a remedy is selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of the liability.

Leases

Minimum future operating lease payments, including lease payments for real estate and rail cars, as of December 31, 2004 were:

2005	$45
2006	45
2007	42
2008	41
2009	39
Thereafter	511

Total minimum future lease payments (a)	$723

(a)	Generation’s tolling agreements are accounted for as operating leases and are reflected as net capacity purchases in the energy commitments table above.

Rental expense under operating leases totaled $33 million, $24 million and $25 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

Real Estate Tax Appeals. Generation is challenging real estate taxes assessed on nuclear plants since 1997. Generation is involved in real estate tax appeals for 2000 through 2004, regarding the valuation of its Limerick and Peach Bottom plants, Quad Cities Station (Rock Island County, IL), Three Mile Island Nuclear Station (Dauphin County, PA) and Oyster Creek Nuclear Generating Station (Forked River, NJ).

During 2003, upon completion of updated nuclear plant appraisal studies, Generation recorded reductions of $15 million to reserves recorded for exposures associated with the real estate taxes. While Generation believes the resulting reserve balances as of December 31, 2004 reflect the most likely probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5, “Accounting for Contingencies,” the ultimate outcome of such matters could result in additional unfavorable or favorable adjustments to the consolidated financial statements of Generation, and such adjustments could be material.

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

Capital Commitments

SCEP. Generation has a 71% interest in SCEP which owns a peaking facility in Chicago. SCEP is obligated to make total equity distributions of $49 million through 2022 to the party, which is not affiliated with Generation, that owns the remaining 29% interest. This amount reflects a return of that party’s investment in SCEP. Generation has the right to purchase, generally at a premium, and the other party has the right to require Generation to purchase, generally at a discount, the 29% interest in SCEP. Additionally, Generation may be required to purchase the remaining 29% interest upon the occurrence of certain events, including Generation’s failure to maintain an investment grade rating. As a result of the adoption of SFAS No. 150 on July 1, 2003, Generation reclassified the minority interest associated with SCEP to a long-term liability. The total long-term liability related to SCEP was $49 million and $51 million as of December 31, 2004 and 2003, respectively. Prior periods were not restated.

Sithe Call Option. On September 29, 2004, Generation exercised its call option and entered into an agreement to acquire Reservoir’s 50% interest in Sithe for $97 million. The closing of the call required state and Federal regulatory approvals, which were received in January 2005, and the transaction was completed on January 31, 2005. See Note 3—Sithe and Note 20—Subsequent Events for additional information.

Credit Contingencies

Dynegy. As previously disclosed, Generation is counterparty to Dynegy in various energy transactions and had financial and credit risk associated with Dynegy through Generation’s investment in Sithe at December 31, 2004. On January 31, 2005, Generation sold its investment in Sithe and, accordingly, is no longer subject to potential credit risk associated with Dynegy’s performance under the financial swap arrangement that Dynegy had with Sithe. See Note 20—Subsequent Events for further discussion of Generation’s sale of Sithe.

Fund Transfer Restrictions

Under applicable law, Generation can pay dividends only from undistributed or current earnings. At December 31, 2004 and 2003, Generation had undistributed earnings of $761 million and $602 million, respectively.

Jointly Owned Electric Utility Plant

On January 28, 2004, the NRC issued a letter requesting PSEG to conduct a review of its Salem facility, of which Generation owns 42.59%, to assess the workplace environment for raising and addressing safety issues. PSEG responded to the letter on February 28, 2004 and had independent assessments of the work environment at both facilities performed. Assessment results were provided to the NRC in May. The assessments concluded that Salem was safe for continued operation, but also identified issues that need to be addressed. At an NRC public meeting on June 16, 2004, PSEG outlined its action plans to address these issues, which focus on safety conscious work environment, the corrective action program and work management. A letter documenting these plans and

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

commitments was sent to the NRC on June 25, 2004. PSEG provided the NRC a report of its progress and the progress of its actions to resolve identified issues at public meetings in December 2004 and will hold additional meetings during 2005. PSEG published metrics to demonstrate performance commencing in the fourth quarter of 2004.

In June 2001, the NJDEP issued a renewed National Pollutant Discharge Elimination System (NPDES) permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water system. An application for renewal of that permit, including a demonstration of compliance with the requirements of the recently published FWPCA Section 316(b) regulations, must be submitted to NJDEP by February 2, 2006 unless the NJDEP grants additional time to collect information to comply with the new regulations. NJDEP advised PSEG in a letter dated July 12, 2004 that it strongly recommends reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations. If application of the Section 316(b) regulations require the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, the retrofit and any resulting cost of interim replacement power could result in material costs of compliance to the owners of the facility.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

17. Supplemental Financial Information

Supplemental Income Statement Information

The following tables provide additional information about Generation’s Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2004	2003	2002
Depreciation, amortization and accretion
Property, plant and equipment (a)	$294	$199	$156
Nuclear fuel (b)	381	395	374
Asset retirement obligation accretion (c)	210	160	120
Amortization of intangibles (d)	38	—	—

Total depreciation, amortization and accretion	$923	$754	$650

(a)	Includes amortization of capitalized software costs.
(b)	Included in fuel expense in the Consolidated Statements of Income.
(c)	Prior to the adoption of SFAS No. 143 on January 1, 2003, these amounts were recorded in depreciation expense. Upon adoption of SFAS No. 143, these amounts were recorded in operating and maintenance expense in Generation’s Consolidated Statements of Income. See Note 13—Nuclear Decommissioning and Spent Fuel Storage for further discussion of the adoption of SFAS No. 143.
(d)	Reflected as a reduction in revenues in the Consolidated Statements of Income, of which $32 million related to the amortization of Sithe assets. See Note 3—Sithe and Note 20—Subsequent Events for a description of Sithe’s intangible assets that are reflected in Exelon’s Consolidated Balance Sheets at December 31, 2004 and a description of the sale of Sithe that was completed on January 31, 2005.

	For the Years Ended December 31,
	2004	2003	2002
Income (loss) in equity method investments
AmerGen (a)	$—	$47	$64
Sithe (b)	(2)	2	23
Sithe (c)	(9)	—	—
TEG and TEP(d)	(3)	—	—

Total	$(14)	$49	$87

(a)	Prior to the acquisition of British Energy’s 50% interest in December 2003.
(b)	Prior to consolidation of EXRES SHC, Inc. in March 2004.
(c)	Prior to acquisition of EXRES SHC, Inc. 49.5% interests in TEG and TEP in October 2004.
(d)	After acquisition of EXRES SHC, Inc. 49.5% interests in TEG and TEP in October 2004.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

	For the Years Ended December 31,
	2004	2003	2002
Taxes other than income
Real estate	$112	$83	$102
Payroll	48	39	46
Other	11	(2)	16

Total	$171	$120	$164

	For the Years Ended December 31,
	2004	2003	2002
Other, net
Gain on sale of Boston Generating (a)	$85	$—	$—
Decommissioning-related activities:
Decommissioning trust fund income (b)	194	79	77
Decommissioning trust fund income—AmerGen (b)	43	—	—
Other-than-temporary impairment of decommissioning trust funds (c)	(268)	—	—
Contractual offset to non-operating decommissioning-related activities (d)	66	(79)	—
Gain on sale of Sithe-related assets	6	—	—
Impairment of investment in Sithe	—	(255)	—
Other income (expense)	17	(8)	3

Total	$143	$(263)	$80

(a)	See Note 2—Acquisitions and Dispositions for further discussion of Generation’s sale of Boston Generating.
(b)	Includes investment income and realized gains/(losses).
(c)	Includes other-than-temporary impairments totaling $255 million, $5 million and $8 million on nuclear decommissioning trust funds for the former ComEd units, the former PECO units and AmerGen units, respectively.
(d)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to contractual accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Note 13—Nuclear Decommissioning and Spent Fuel Storage and Note 15—Fair Value of Financial Assets and Liabilities for more information regarding the contractual accounting applied for certain nuclear units.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

Supplemental Cash Flow Information

The following table provides additional information about Generation’s Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2004	2003	2002
Cash paid (received) during the year
Interest (net of amount capitalized)	$163	$57	$63
Income taxes (net of refunds)	20	(14)	(37)
Non-cash investing and financing activities
Purchase accounting estimate adjustment	$29	$59	$—
Consolidation of Sithe pursuant to FIN 46-R	85	—	—
Disposal of Boston Generating (a)	102	—	—
Increase in asset retirement cost asset	829	—	—
Note received in conjunction with the sale of Sithe to Reservoir	—	92	—
Note cancelled in connection with the acquisition of Sithe International from Sithe	92	—	—
Capital lease obligations	1	—	52
Non-cash (distribution) contribution (to) from member	(4)	(17)	3
Contribution of land from minority interest of consolidated subsidiary	—	—	12
Note issued to Sithe in the Exelon New England acquisition	—	2	534

(a)	See Note 2—Acquisitions and Dispositions for additional information regarding the disposition of Boston Generating.

Supplemental Balance Sheet Information

The following tables provide additional information about assets recorded within Generation’s Consolidated Balance Sheets as of December 31, 2004 and 2003.

	December 31,
	2004	2003
Investments
Investment in EXRES SHC, Inc. (a)	$—	$47
Investment in TEG and TEP (b)	79	—
Investment in Keystone Fuels, LLC and Conemaugh Fuels, LLC	9	9
Other	15	9

Total	$103	$65

(a)	On November 25, 2003, Generation, Reservoir and Sithe completed a series of transactions that resulted in Generation indirectly owning a 50% interest in Sithe through EXRES SHC, Inc. See Note 3—Sithe and Note 20—Subsequent Events for further information on these transactions and the ultimate disposal of Generation’s investment in Sithe.
(b)	Generation acquired a 49.5% interest in two facilities in Mexico on October 13, 2004. See Note 3—Sithe for further information on this transaction.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

	December 31,
	2004	2003
Accrued expenses
Payroll and benefits	$185	$215
Taxes accrued	98	104
Interest	36	10
Other	48	94

Total	$367	$423

	December 31,
	2004	2003
Accumulated other comprehensive loss
Net unrealized loss on cash-flow hedges	$(146)	$(149)
Foreign currency translation adjustment	1	(1)
Net unrealized gain on marketable securities	62	14

Total accumulated other comprehensive loss	$(83)	$(136)

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

18. Related-Party Transactions

The financial statements of Generation include related-party transactions with unconsolidated affiliates as presented in the tables below. Generation accounted for its investment in AmerGen as an equity method investment prior to the acquisition of British Energy’s 50% interest in December 2003 and its investment in Sithe as an equity method investment prior to its consolidation as of March 31, 2004. Additionally, effective January 1, 2004, Enterprises’ competitive retail sales business, Exelon Energy, was transferred to Generation.

	For the Years Ended December 31,
	2004	2003	2002
Operating revenues from affiliates
ComEd (a)	$2,374	$2,479	$2,559
PECO (a)	1,465	1,433	1,438
Exelon Energy (b)	—	213	247
BSC	2	—	—
Purchased power from affiliates
AmerGen (c)	—	382	273
ComEd (a)	9	38	37
PECO (a)	1	—	3
Exelon Energy (b)	—	9	18
Operating and Maintenance from affiliates
Sithe (d)	—	—	13
ComEd (a)	8	12	14
PECO (a)	8	10	9
BSC (e)	223	127	116
Interest expense to affiliates
Sithe (d)	—	9	2
Exelon (f)	1	2	5
Exelon intercompany money pool (f)	2	2	—
Interest income from affiliates
AmerGen (c)	—	1	2
ComEd (g)	—	—	4
Services provided to affiliates
AmerGen (c)	—	111	70
Sithe (d)	—	—	1
Cash distribution paid to member	662	189	27

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

	December 31,
	2004	2003
Receivables from affiliates (current)
ComEd (a)	$189	$171
ComEd decommissioning (h)	11	11
PECO (a)	125	115
BSC (e)	7	3
Exelon Energy (b)	—	18
Sithe (d)	—	3
Other	—	8
Note receivable from affiliate (current)
Note receivable from Sithe (d)	—	92
Note receivable from affiliate (noncurrent)
ComEd decommissioning (h)	11	22
Payable to affiliate (current)
Exelon (f)	42	1
Notes payable to affiliates (current)
Exelon (f)	—	115
Exelon intercompany money pool (f)	283	301
Sithe (d)	—	90
Payables to affiliates (noncurrent)
ComEd decommissioning (i)	1,433	1,183
PECO decommissioning (i)	46	12

(a)	Effective January 1, 2001, Generation entered into PPAs with ComEd and PECO, as amended, to provide the full energy requirements of ComEd and PECO. Effective April 1, 2004, Generation entered into a one-year gas supply agreement with PECO. Generation purchases electric and ancillary services from ComEd and buys energy from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation. Prior to joining PJM Interconnection, LLC (PJM) on May 1, 2004, ComEd also provided transmission services to Generation. Amounts charged by PECO and ComEd to Generation for transmission have been recorded as intercompany purchased power by Generation.
(b)	Prior to May 1, 2004, Generation sold power to Exelon Energy and purchased excess power from Exelon Energy. Prior to the transfer of Exelon Energy’s assets to Generation from Enterprises effective January 1, 2004, Exelon Energy was an intercompany affiliate of Generation.
(c)	Prior to Generation’s purchase of British Energy’s 50% interest in AmerGen in December 2003, AmerGen was an unconsolidated affiliate of Generation and was considered to be a related party of Generation. Generation entered into PPAs dated June 26, 2003, December 18, 2001 and November 22, 1999 with AmerGen. Under the 2003 PPA, Generation agreed to purchase from AmerGen all the energy from Oyster Creek through April 9, 2009. Under the 2001 PPA, Generation agreed to purchase from AmerGen all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation agreed to purchase from AmerGen all of the residual energy from Clinton Nuclear Power Station (Clinton), through December 31, 2002. Currently, the residual output is approximately 31% of the total output of Clinton. In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the 1-month London Interbank Offering Rate plus 2.25%. In July 2002, the limit of the loan agreement was increased to $100 million and the maturity date was extended to July 1, 2003. The loan was paid in its entirety during 2003. Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen with 90 days notice. Generation is compensated for these services at cost.
(d)

Under a service agreement dated December 18, 2000, Sithe provides Generation certain fuel and project development services. Sithe is compensated for these services at cost. In December 2003, Sithe received letter of credit proceeds of $3 million, which Generation was billed on behalf of Sithe. Under the terms of the agreement to acquire Exelon New England dated November 1, 2002, Generation issued a note to Sithe that was subsequently modified and increased to $536 million. During 2003, Generation repaid $446 million of this note. In the first quarter of 2004, Generation repaid $27 million prior to

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

consolidation of Sithe in accordance with the provisions of FIN 46-R. The balance of the note, which bore interest at the rate of LIBOR plus 0.875%, was paid upon the completion of a series of transactions that resulted in Generation’s sale of Sithe on January 31, 2005. See Note 20—Subsequent Events regarding the sale of Generation’s investment in Sithe. In connection with a series of transactions in November 2003 that restructured the ownership of Sithe (see Note 3—Sithe for additional information), Generation received a $92 million note receivable from EXRES SHC, Inc., which holds the common stock of Sithe. Generation owns 50% of EXRES SHC, Inc. and consolidated its investment pursuant to FIN 46-R effective March 31, 2004. Prior to the consolidation of Sithe in connection with FIN 46-R, Sithe was an unconsolidated affiliate of Exelon and Generation and was considered to be a related party of Exelon and Generation. This note was cancelled in connection with the purchase of Sithe International. See Note 3—Sithe for additional information.

(e)	Generation receives a variety of corporate support services from Exelon Business Services Company (BSC), including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including application overhead. A portion of such services is capitalized. Some third-party reimbursements due Generation are recovered through BSC. Additionally, in 2004, due to the centralization of certain functions, certain employees were transferred from Generation to BSC including supply and information technology support and management of other support services.
(f)	Represents the outstanding balance of amounts borrowed under the intercompany money pool and other short-term obligations payable to Exelon. In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.
(g)	Interest income for 2002 is related to unpaid ComEd PPA billings referred to in note (a).
(h)	Generation has a short-term and a long-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation resulting from the 2001 corporate restructuring.
(i)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to the ratepayers.

19. Quarterly Data (Unaudited)

The data shown below includes all adjustments that Generation considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income (Loss)		Income (Loss) Before Cumulative Effect of a Change in Accounting Principle		Net Income (Loss)
	2004	2003	2004 (a)	2003 (b)	2004	2003	2004	2003
Quarter ended:
March 31 (c)	$1,953	$1,879	$127	$125	$70	$(52)	$102	$56
June 30	1,948	1,886	211	223	178	142	178	142
September 30	2,253	2,537	562	(683)	319	(428)	319	(428)
December 31	1,784	1,833	130	220	74	97	74	97

(a)	Operating income (loss) has been adjusted to reflect a reclassification from operating and maintenance expense to other, net of $30 million and $28 million, for the three months ended March 31, 2004 and June 30, 2004, respectively, for comparison purposes related to decommissioning accounting presentation. These reclassifications had no impact on net income as reported.
(b)	Operating income (loss) has been adjusted to reflect a reclassification from operating and maintenance expense to other, net of $31 million, $22 million, $23 million and $3 million for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively, for comparison purposes related to decommissioning accounting presentation. These reclassifications had no impact on net income as reported.
(c)	Operating income and net income for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $3 million due to the adoption of FSP FAS 106-2. See Note 1—Significant Accounting Policies for additional information.

Exelon Generation Company, LLC and Subsidiary Companies

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, unless otherwise noted)

20. Subsequent Events

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s exit from its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy. Prior to closing on the sale to Dynegy, subsidiaries of Generation received from Sithe approximately $65 million in cash distributions. As a result of the sale, Generation will deconsolidate from its balance sheet approximately $820 million of debt and will be released from approximately $125 million of credit support associated with the Independence project. Additionally, Exelon issued certain guarantees to Dynegy that will be taken into account in the final determination of the gain or loss on the sale. See further information regarding Generation’s investment in Sithe at Note 3—Sithe.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Exelon, ComEd, PECO and Generation

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Exelon, ComEd, PECO and Generation

During the fourth quarter of 2004, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Each registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Accordingly, as of December 31, 2004, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

Exelon

Since Exelon is an accelerated filer, its management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2004. As a result of that assessment, we determined that there were no material weaknesses as of December 31, 2004 and, therefore, concluded that Exelon’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in Item 8—Financial Statements and Supplementary Data.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Exelon

Executive Officers

The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at December 31, 2004.

Directors

Nicholas DeBenedictis. Age 59. Director of Exelon Corporation since April 23, 2002. Class I director. Chairman and Chief Executive Officer of Aqua America Inc. (water utility with operations in 12 states). Other directorships: Met-Pro Corporation and Glatfelter Co.

Sue L. Gin. Age 63. Director of Exelon Corporation since October 20, 2000. Class I director. Founder, Owner, Chairman and Chief Executive Officer of Flying Food Group, LLC. (in-flight catering company). Other directorships: Briazz, Inc.; Centerplate, Inc.; and Miavita, LLC.

Edgar D. Jannotta. Age 73. Director of Exelon Corporation since October 20, 2000. Class I director. Chairman of William Blair & Company, L.L.C. (investment banking and brokerage company). Other directorships: Aon Corporation, Bandag, Incorporated and Molex Incorporated.

G. Fred DiBona, Jr. Mr. DiBona was a director of Exelon Corporation from October 20, 2000 until his death on January 11, 2005. He was President and CEO of Independence Blue Cross (health insurance organization). Also Chairman, President and CEO of Keystone Health Plan East, a subsidiary of Independence Blue Cross. Other directorships: Tasty Baking Company, Aqua America Inc., Eclipsys Corporation, Geo Group Inc. and Crown Holdings, Inc.

Edward A. Brennan. Age 71. Director of Exelon Corporation since October 20, 2000. Class II director. Retired Chairman and CEO of Sears, Roebuck and Co. (retail merchandiser). Other directorships: Allstate Corporation, AMR Corporation, 3M Company, McDonald’s Corporation and Morgan Stanley.

Bruce DeMars. Age 69. Director of Exelon Corporation since October 20, 2000. Class II director. Partner, RSD, LLC (introduces new products and services to industry and government). Retired Admiral, United States Navy, and former Director of the Naval Nuclear Propulsion Program. Other directorships: Duratek, Inc., McDermott International Inc. and Oceanworks International, Inc.

Nelson A. Diaz. Age 57. Director of Exelon Corporation since January 27, 2004. Class II director. Partner, Blank Rome LLP (legal services) since March 2004. Former City Solicitor, City of Philadelphia from November 2001 to January 2004; Judge, Court of Common Pleas, First Judicial District of Pennsylvania, 1981 to 1993. Former Partner, Blank Rome Comisky & McCauley (legal services), February 1997 to November 2001; Former General Counsel, United States Department of Housing and Urban Affairs 1993 to 1997.

John W. Rowe. Age 59. Chairman, President and Chief Executive Officer of Exelon Corporation since November 2004; Chairman and Chief Executive Officer since April 2002, serving as President through May 2003; President and co-Chief Executive Officer from October 20, 2000 through April 2002. Class II director. Former Chairman, President and Chief Executive Officer of Unicom Corporation and Commonwealth Edison Company. Former President and Chief Executive Officer of the New

England Electric System. Other directorships: UnumProvident Corporation, Sunoco, Inc. and The Northern Trust Company.

Ronald Rubin. Age 73. Director of Exelon Corporation since October 20, 2000. Class II director. Chairman and Chief Executive Officer of the Pennsylvania Real Estate Investment Trust (a real estate management and development company).

M. Walter D’Alessio. Age 71. Director of Exelon Corporation since October 20, 2000. Class III director. Vice Chairman of NorthMarq Capital (real estate investment banking) and President of NorthMarq Advisors (real estate consulting). Director and Non-executive Chairman of Legg Mason Real Estate Services Inc. (commercial mortgage, banking, and pension fund advisors). Other directorships: Legg Mason Real Estate Services, Inc., Independence Blue Cross; Brandywine Real Estate Investment Trust and Point Five Technologies.

Rosemarie B. Greco. Age 58. Director of Exelon Corporation since October 20, 2000. Class III director. Director of the Office of Health Care Reform, Commonwealth of Pennsylvania, since January 2003. Principal of GRECOventures Ltd. Former President of CoreStates Financial Corporation and former Director, President and CEO of CoreStates Bank, N.A. Other directorships: Sunoco, Inc., and Pennsylvania Real Estate Investment Trust. Trustee of SEI I Mutual Funds of SEI Investments.

John M. Palms, Ph.D. Age 69. Director of Exelon Corporation since October 20, 2000. Class III director. Distinguished President Emeritus of the University of South Carolina and Distinguished University Professor of Physics. Former President of Georgia State University; former Vice-President for Academic Affairs and the Charles Howard Chandler Professor of Physics at Emory University. Other directorships: Assurant Inc. (formerly Fortis, Inc. (United States)). SIMCOM International Holdings, Inc., and Computer Task Group, Inc. Also Chairman of the Board of Trustees of the Institute for Defense Analyses, and formerly a member of the National Nuclear Accreditation board and the Advisory Council for the Institute of Nuclear Power Operations.

John W. Rogers, Jr. Age 46. Director of Exelon Corporation since October 20, 2000. Class III director. Founder, Chairman and CEO of Ariel Capital Management, LLC (an institutional money management firm). Trustee of Ariel Investment Trust. Other directorships: Aon Corporation, McDonald’s Corporation and Bally Total Fitness Holding Corporation.

Richard L. Thomas. Age 74. Director of Exelon Corporation since October 20, 2000. Class III director. Retired Chairman of First Chicago NBD Corporation (banking and financial services) and the First National Bank of Chicago. Other directorships: The PMI Group, Inc., Sabre Holdings Corporation, and Sara Lee Corporation.

Audit Committee

The Exelon audit committee consists of John M. Palms, Ph.D., its Chair, M. Walter D’Alessio, Sue L. Gin and Richard L. Thomas. The Exelon board of directors has determined that all members of the Exelon audit committee are independent directors, are financially literate, have accounting or related financial management expertise, and are “audit committee financial experts” under applicable SEC rules. Each member of the audit committee obtained these attributes through the business experience and directorships described above and through service on audit committees of various public companies, including the audit committees of Exelon’s predecessor companies, PECO and Unicom Corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon signed affirmations received from directors and officers, as well as administrative review of company plans and accounts administered by private brokers on behalf of directors and officers which have been disclosed to Exelon by the individual directors and officers, Exelon believes that its directors and officers made all required filings on a timely basis during 2004. However, in conducting a thorough review of the holdings of directors through brokers, Exelon discovered one filing that was not made on a timely basis. On June 1, 2004, Mr. G. Fred DiBona’s broker liquidated Mr. DiBona’s Keogh account to transfer the account to another broker. Mr. DiBona was unaware that the account was being liquidated or that the account included a small amount of Exelon stock. The broker apparently overlooked his prior agreement to obtain approval before trading Exelon stock on behalf of Mr. DiBona. When the failure to report was discovered, Exelon immediately reviewed the details of the transaction with the reporting individual and made the necessary filing.

ComEd

Executive Officers

The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at December 31, 2004.

Directors

John W. Rowe. Age 59. Chairman, Chief Executive Officer and President of Exelon Corporation since November 2004; Chairman and Chief Executive Officer since April 2002, serving as President through May 2003; President and co-Chief Executive Officer from October 20, 2000 through April 2002. Director of ComEd since 1998. Former Chairman, President and CEO of Unicom Corporation and Commonwealth Edison Company. Former President and CEO of the New England Electric System. Other directorships: UnumProvident Corporation, The Northern Trust Company, and Sunoco, Inc.

Frank M. Clark. Age 59. Executive Vice President and Chief of Staff of Exelon Corporation since August 1, 2004. President of ComEd since October 2001. Previously Senior Vice President, distribution, customer and market services and external affairs of ComEd. Other directorship: Waste Management, Inc. and ShoreBank Corporation.

Robert S. Shapard. Age 49. Executive Vice President and Chief Financial Officer of Exelon Corporation since October 21, 2002. Previously Executive Vice President and CFO of Covanta Energy Corporation during 2002. For 2000 through 2001, Executive Vice President and CFO of Ultramar

Diamond Shamrock. Prior to that, Chief Executive Officer of TXU Australia, LTD, a wholly owned subsidiary of TXU Corporation.

S. Gary Snodgrass. Age 53. Executive Vice President and Chief Human Resources Officer, Exelon since August 1, 2004. Prior to his election to his listed position, Mr. Snodgrass was Chief Administrative Officer of Exelon; Senior Vice President of ComEd and Unicom; Vice President of ComEd and Unicom; and Vice President of USG Corporation.

John L. Skolds Age 52. Executive Vice President of Exelon Corporation since February 1, 2004. Senior Vice President of Exelon and Exelon Generation Company, LLC and Chief Nuclear Officer from October 2000 through February 2004. Vice President of Unicom Corporation and ComEd, Chief Operating Officer, Nuclear Generation Group of ComEd from August 2000 through October 2000. President and Chief Operating Officer of South Carolina Electric and Gas from 1995 through August 2000.

Audit Committee

ComEd is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee above.

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

PECO

Executive Officers

The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at December 31, 2004.

Directors

John W. Rowe. Age 59. Chairman, Chief Executive Officer and President of Exelon Corporation since November 2004; Chairman and Chief Executive Officer since April 2002, serving as President through May 2003; President and co-Chief Executive Officer from October 20, 2000 through April 2002. Director of ComEd since 1998. Former Chairman, President and CEO of Unicom Corporation and Commonwealth Edison Company. Former President and CEO of the New England Electric System. Other directorships: UnumProvident Corporation, The Northern Trust Company, and Sunoco, Inc.

Robert S. Shapard. Age 49. Executive Vice President and Chief Financial Officer of Exelon Corporation since October 21, 2002. Previously Executive Vice President and CFO of Covanta Energy Corporation during 2002. For 2000 through 2001, Executive Vice President and CFO of Ultramar Diamond Shamrock. Prior to that, Chief Executive Officer of TXU Australia, LTD, a wholly owned subsidiary of TXU Corporation.

Denis P. O’Brien. Mr. O’Brien, age 43. Class III director since June 30, 2003. President of PECO since April 2003. Previously Executive Vice President, Vice President of Operations, Director of Operations for the BucksMont Region and Director of Transmission and Substations.

John L. Skolds. Mr. Skolds, age 52. Class II director with term expiring in 2005. Director since March 15, 2004. Executive Vice President of Exelon Corporation since February 1, 2004. Senior Vice President of Exelon and Exelon Generation Company, LLC and Chief Nuclear Officer from October 2000 through February 2004. Vice President of Unicom Corporation and ComEd, Chief Operating Officer, Nuclear Generation Group of ComEd from August 2000 through October 2000. President and Chief Operating Officer of South Carolina Electric and Gas from 1995 through August 2000.

Audit Committee

PECO is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee above.

Code of Ethics

Exelon’s Code of Business Conduct is the code of ethics that applies to PECO’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. The Code of Business Conduct is filed as Exhibit 14 to this report and is available on Exelon’s website at www.exeloncorp.com. The Code of Business Conduct will be made available, without charge, in print to any shareholder who requests such document from Katherine K. Combs, Vice President and Corporate Secretary, Exelon Corporation, P.O. Box 805398, Chicago, Illinois 60680-5398.

If any substantive amendments to the Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct, to its Chief Executive Officer, Chief Financial Officer or Corporate Controller, PECO will disclose the nature of such amendment or waiver on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.

Generation

Executive Officers

The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at December 31, 2004.

Directors

Generation operates as a limited liability company and has no board of directors.

Audit Committee

Generation is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee above.

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

Exelon

Board Compensation

In December 2004, based upon a review conducted by a leading external compensation consultant, the Exelon board of directors approved an increase in directors’ compensation, effective January 1, 2005, to bring Exelon’s program in line with its peer group, which is composed of other utilities and general industrial companies. The increase also recognizes the increased time commitment required of the directors. With the approved increases, Exelon’s total compensation program for directors is between the 50th percentile and the mean of its peer group. Directors are paid in cash and deferred stock units as set forth below and are reimbursed for expenses, if any, for attending meetings.

•	$35,000 Annual board retainer;

•	$1,500 Meeting fee or per diem fee;

•	$5,000 Annual retainer for committee chair;

•	$5,000 Annual retainer for members of the audit and Exelon generation oversight committees; and

•	$60,000 Annual grant of deferred stock units (dollar value).

Directors are required to own at least 6,000 shares of Exelon common stock or deferred stock units within three years after their election to the Exelon board of directors.

Directors can elect to defer receiving their cash compensation until age 65 or until retirement from the Exelon board of directors. Deferred compensation is put into an unfunded account and credited with interest, equal to the amount that would have been earned had the compensation been invested in a variety of mutual funds, including one fund composed exclusively of shares of Exelon common stock. The deferred amounts and accrued interest are unfunded obligations of Exelon.

Executive Compensation

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Restricted Stock Award (See Notes 2 and 3)	Number of Options (See Note 4)	Payouts (See Notes 2 and 5)	All Other Compensation (See Notes 2 and 6)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (See Note 1)
John W. Rowe Chairman, President & Chief Executive Officer, Exelon Corp.	2004 2003 2002	$1,241,346 1,185,289 1,104,000	$1,675,000 1,400,000 1,550,000	$357,431 342,341 185,121	$1,480,279 2,733,360 1,909,985	400,000 350,000 400,000	$1,666,322 — —	$2,153,432 191,851 184,189

Robert S. Shapard Executive Vice President & Chief Financial Officer, Exelon Corp.	2004 2003 2002	531,538 512,404 96,154	501,830 411,362 83,609	2,268 2,727 72,344	404,218 634,530 837,742	80,000 72,000 40,000	426,400 — —	513,859 64,319 5,148

John L. Skolds Executive Vice President, Exelon Corp.	2004 2003 2002	571,154 530,673 492,423	462,239 393,837 499,800	3,472 2,762 121,510	739,118 634,530 416,724	80,000 80,000 90,000	426,400 — —	514,883 64,276 62,363

Pamela B. Strobel Executive Vice President, Exelon Corp.	2004 2003 2002	521,538 500,673 474,923	492,450 403,374 470,400	7,563 7,349 6,811	404,218 634,530 520,905	80,000 72,000 120,000	426,400 — —	503,632 54,006 52,718

Randall E. Mehrberg Executive Vice President & General Counsel, Exelon Corp.	2004 2003 2002	494,807 466,538 435,288	469,000 375,418 389,639	6,159 6,248 6,218	404,218 634,530 418,740	80,000 72,000 90,000	426,400 — —	499,737 49,741 48,582

Oliver D. Kingsley, Jr. President & Chief Operating Officer, Exelon Corp. through 10/31/2004	2004 2003 2002	768,269 824,038 728,634	1,139,000 969,924 823,680	218,497 185,294 102,387	— 1,164,737 2,373,140	140,000 120,000 160,000	2,238,570 — —	12,105,852 180,591 175,821	(6)

Notes to Summary Compensation Table

1.	The amounts shown under the column labeled “Other Annual Compensation” include perquisites and other personal benefits if the aggregate amount exceeds $50,000, and/or amounts reimbursed for the payment of taxes. For Mr. Rowe, the amount shown for 2004 includes $266,877 for personal use of corporate jet aircraft, and $26,040 for the reimbursement of taxes. For Mr. Kingsley, the amount shown for 2004 includes $149,631 for personal use of corporate jet aircraft and $15,408 for the reimbursement of taxes. For Messrs. Shapard, Skolds, Mehrberg and Ms. Strobel, the amount shown is for the reimbursement of taxes.
2.	Exelon has a performance share award program under its Long Term Incentive Plan. Awards made prior to January 2005 were made in restricted stock that vested one-third upon the grant date and one-third upon each of the first and second anniversaries of the grant date. Beginning with awards made in January 2005 and for amounts vesting in 2005, if the participant has achieved 125% of the participant’s stock ownership requirement, the performance shares are settled approximately one-half in cash and one half in stock, with the same vesting schedule as before. For the 3 year performance period ended December 31, 2004, Mr. Rowe was granted 116,662 shares, Messrs. Shapard, Skolds, and Mehrberg and Ms. Strobel were each granted 29,853 shares, and Mr. Kingsley was granted 52,242 shares. These shares were valued at $42.85 per share. The amount of these grants that vested immediately is shown in the column headed “Long Term Compensation—Payouts”, while the amount that will be settled in stock and will vest on the first and second anniversaries of the award is shown in the column headed “Restricted Stock Award” and the amount that may be settled in stock or cash (depending on the participant’s stock ownership on the first and second anniversaries of the grant) is shown in the column headed “All Other Compensation.”
3.

This column reports the value of the restricted stock portion of performance share awards as well as other restricted awards granted to individuals during the preceding year by the Compensation Committee and the Board of Directors in recognition of specific accomplishments and/or significant increases in job responsibilities. Mr. Skolds received a grant of 20,000 shares on February 1, 2004, valued at $33.49 per share, which will all vest on February 1, 2009. During that time Mr. Skolds will receive the dividends payable on these shares. The number of shares and the share price has been adjusted to reflect the 2 for 1 stock split on May 5, 2004.

The named executive officers held the amounts of restricted shares, including unvested performance shares granted with respect to the 3-year performance periods ending December 31, 2003 and December 31, 2002, as shown in the following table. Unvested restricted and performance shares continue to receive dividends. The value of restricted shares and unvested performance shares shown below in columns [A] and [B] is based on the December 31, 2004 closing price of Exelon stock, $44.07 except for Mr. Kingsley’s shares which are valued at $39.62 as of October 31, 2004, the last day of his employment.

Columns [C], [D] and [E] in the following table include the amounts and value of restricted and unvested performance shares after the grant and vesting of performance shares on January 24, 2005. Column [C] shows the number of restricted shares and unvested performance shares that will be settled in stock, column [D] shows the number of performance shares that may be settled in cash or stock, depending on the participant’s stock ownership at the date of vesting, and column [E] shows the total value of the restricted shares and performance shares shown in columns [C] and [D] as of January 24, 2005, when the closing price of Exelon stock was $42.85.

	[A] Number of Restricted and Unvested Performance Shares as of 12/31/2004	[B] Value of Restricted and Unvested Performance Shares as of 12/31/2004	Restricted & Unvested Performance Shares Remaining After Vesting on 01/24/2005
			[C] Number of Shares That Will Be Settled in Stock	[D] Number of Shares That May Be Settled in Cash or Stock	[E] Total Value of Shares in Columns [C] + [D] as of 01/24/2005
John W. Rowe	85,380	$3,762,699	49,029	57,712	$4,573,852
Robert S. Shapard	44,925	1,979,840	42,795	13,831	2,426,424
John L. Skolds	47,947	2,113,031	41,305	13,831	2,362,578
Pamela B. Strobel	20,934	922,577	12,795	13,831	1,140,924
Randall E. Mehrberg	19,437	856,595	12,795	13,831	1,140,924
Oliver D. Kingsley, Jr.	76,339	3,024,571	—	—	—

4.	Options granted prior to May 5, 2004 reflect the effect of a 2 for 1 stock split as of that date.
5.	The amounts shown under the column labeled “Long Term Compensation—Payouts” represent the value of the one third of the total performance share award granted with respect to the three year performance period ending December 31, 2004, which vested immediately on the date of grant. Officers who had reached 125% of their stock ownership requirement received a portion of their vested shares in cash. Mr. Kingsley’s entire award vested upon grant because of his retirement. The amount of cash and the value of the vested shares of stock are as follows:

	Cash Payout	Value of Vested Shares
John W. Rowe	$927,060	$739,262
Robert S. Shapard	—	426,400
John L. Skolds	224,277	202,123
Pamela B. Strobel	224,277	202,123
Randall E. Mehrberg	—	426,400
Oliver D. Kingsley, Jr.	1,177,518	1,061,052

6.	The amounts shown under the column labeled “All Other Compensation” include company paid matching contributions to qualified and non-qualified savings plans, the amounts paid as premiums for term life insurance policies for certain executives (for Mr. Rowe, a term life policy and a whole life policy), and the value of the unvested two-thirds of the performance share award granted with respect to the three-year performance period ending December 31, 2004 which will be paid out in cash or stock at the time of vesting in 2006 and 2007, depending upon the participants’ stock ownership at that time.

	Value of Company Contributions to Savings Plans	Value of Unvested Performance Shares From Current Grant	Company Paid Term Life Insurance Premiums	Other Items
John W. Rowe	$62,067	$1,852,366	$238,999	$—
Robert S. Shapard	26,577	448,583	38,699	—
John L. Skolds	28,558	448,583	37,742	—
Pamela B. Strobel	26,077	448,583	28,972	—
Randall E. Mehrberg	24,740	448,583	26,414	—
Oliver D. Kingsley, Jr.	35,962	—	139,389	11,930,501

Pursuant to Mr. Kingsley’s employment agreement, he is entitled to an enhanced supplemental retirement benefit calculated as if he had 32 years of service. He elected to receive a lump sum of $10,430,500 which was paid to him as of his retirement date, in accordance with his previous payment election.

Also, Exelon will reimburse Mr. Kingsley up to $100,000 in any year for his daughter’s medical care expenses not otherwise covered by insurance for a 15 year period which commenced on the date of his retirement. The estimated value of this benefit is $1,500,000.
Pursuant to Mr. Kingsley’s employment agreement, his outstanding restricted shares and outstanding performance shares vested upon his retirement. Mr. Kingsley and Exelon entered into a share repurchase agreement through which Exelon purchased from Mr. Kingsley a total of 360,000 shares in two transactions at the weighted average market price over a ten-day period prior to the repurchase date. Exelon paid Mr. Kingsley $7,032,387 for 172,765 shares repurchased on November 17, 2004. Exelon also paid Mr. Kingsley $8,297,933 for 187,235 shares of Exelon common stock repurchased on February 9, 2005. The amounts paid to Mr. Kingsley for repurchase of his shares of Exelon common stock are not included in the above table.

	Option Grants for 2004
	Individual Grants
	Number of Securities Underlying Options Granted (See Note 1)	Percentage of Total Options Granted to Employees in 2004	Exercise or Base Price (See Note 1) ($/Share)	Options Expiration Date	Grant Date Present Value (See Note 2)
John W. Rowe	400,000	5.72%	$32.54	01/15/2014	$2,228,000
Robert S. Shapard	80,000	1.14%	32.54	01/15/2014	445,600
John L. Skolds	80,000	1.14%	32.54	01/15/2014	445,600
Pamela B. Strobel	80,000	1.14%	32.54	01/15/2014	445,600
Randall E. Mehrberg	80,000	1.14%	32.54	01/15/2014	445,600
Oliver D. Kingsley, Jr.	140,000	2.00%	32.54	01/15/2014	779,800

1.	The number of options granted and the exercise or base price have been adjusted to reflect the 2 for 1 stock split which was effective on May 5, 2004.
2.	The “grant date present values” indicated in the Option Grants Table are estimates based on the Black-Scholes option pricing model. Although executives risk forfeiting these options in some circumstances, these risks are not factored into the calculated values. The actual value of these options will be determined by the excess of the stock price over the exercise price of the option on the date that the options are exercised. There is no certainty that the value realized will be at or near the value estimated by the Black-Scholes option pricing model.

The assumptions used for the Black-Scholes model are as of the date of grants, January 26, 2004, and are as follows: Risk free interest rate: 3.26%; Volatility: 22.84%; Dividend Yield: 3.30%; and time of exercise: 5 years.

	Option Exercises & Year End Value
	As of December 31, 2004 (See Note 1)
	Number of Shares Acquired by Exercise	Dollar Value Realized From Exercise	Number of Securities Underlying Remaining Options		Dollar Value of In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
John W. Rowe (See Note 2)	206,256	$3,853,893	1,894,111	795,833	$33,102,690	$12,417,056
Robert S. Shapard	—	—	44,668	147,332	868,663	2,223,617
John L. Skolds	—	—	240,000	170,000	3,913,100	2,696,600
Pamela B. Strobel	40,000	501,460	302,500	174,000	5,195,370	2,787,110
Randall E. Mehrberg	78,000	755,010	126,000	164,000	1,489,320	2,581,010
Oliver D. Kingsley, Jr. (See Note 3)	218,500	3,066,112	724,000	—	11,576,280	—

1.	This table shows the number and value of exercisable and unexercisable stock options for the named executive officers during 2004. The value is determined using the closing market price of Exelon common stock on December 31, 2004, which was $44.07, less the exercise price of the options. All options whose exercise price exceeded the market price at the day of determination are valued at zero. For all data above, the number of shares and exercise prices have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
2.

All options exercised by Mr. Rowe during 2004 were done in accordance with a Rule 10b5-1 Trading Plan, which was entered into on February 3, 2004 when Mr. Rowe was unaware of any material adverse information in regard to current and prospective operations of Exelon which had not been publicly disclosed. The dates of the sales were set at the time the Trading Plan was established.
3.	All of Mr. Kingsley’s options vested upon his retirement.

Long-Term Incentive Plans—Awards in Last Fiscal Year

	Number of Shares, Units or Other Rights (See Note 1) (#)	Performance Period until Maturation or Payout	Estimated future payouts under non-stock price-based plans (See Note 2)
			Threshold (#)	Target (#)	Maximum (#)
John W. Rowe	N/A	3 years	33,000	66,000	132,000
Robert S. Shapard	N/A	3 years	8,000	16,000	32,000
John L. Skolds	N/A	3 years	8,000	16,000	32,000
Pamela B. Strobel	N/A	3 years	8,000	16,000	32,000
Randall E. Mehrberg	N/A	3 years	8,000	16,000	32,000
Oliver D. Kingsley, Jr.	N/A	3 years	14,000	28,000	56,000

1.	Exelon’s Long Term Performance Share Award program under the Long-Term Incentive Plan provides incentives to key executives in the form of restricted stock and cash. Awards are determined upon the successful completion of strategic goals designed to achieve long term business success and increased shareholder value. These goals include Exelon’s Total Shareholder Return (TSR) over the previous three years relative to established benchmarks including a peer group of companies listed on the Dow Jones Utility Index and the Standard & Poor’s 500 Index (weighted 70%) and a quantifiable cash savings goal aligned with The Exelon Way initiative (weighted 30%). Grants under the Long Term Performance Share Award Program for 2004 are reflected in the Summary Compensation Table. See note 2 to that table.
2.	A target number of performance shares is established for each participant which is commensurate with the participant’s base salary. Based on measured performance as described above, participants may earn up to 200% of their target and may earn nothing if thresholds are not met. Shares listed under the Threshold, Target and Maximum columns have been adjusted to reflect the 2 for 1 stock split effective on May 5, 2004.

ComEd, PECO and Generation

Board Compensation

Since the Merger Date, the boards of directors of ComEd and PECO have been comprised solely of employees of ComEd, PECO, Exelon or its subsidiaries. These individuals receive no additional compensation for serving as directors of ComEd or PECO.

Generation operates a limited liability company and has no board of directors.

Executive Compensation

ComEd

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation (See Note 1)	Restricted Stock Award (See Notes 2 and 3)		Number of Options (See Note 4)		Payouts (See Notes 2 and 5)		All Other Compensation (See Notes 2 and 6)
Michael B. Bemis Former President, Exelon Energy Delivery, and CEO, ComEd (See Note 7)	2004 2003 2002	$93,480 414,687 121,195	$	— 292,346 121,347	$5,771 177,294 —	$	— 423,020 —	$	— — —	$	— — —	$333,526 1,616,569 31,813

John L. Skolds Executive Vice President, Exelon Corp.	2004 2003 2002	571,154 530,673 492,423		462,239 393,837 499,800	3,472 2,762 121,510		739,118 634,530 416,724		80,000 80,000 90,000		426,400 — —	514,883 64,276 62,363

John W. Rowe Chairman, President & Chief Executive Officer, Exelon Corp.	2004 2003 2002	1,241,346 1,185,289 1,104,000		1,675,000 1,400,000 1,550,000	357,431 342,341 185,121		1,480,279 2,733,360 1,909,985		400,000 350,000 400,000		1,666,322 — —	2,153,432 191,851 184,189

Robert S. Shapard Executive Vice President & Chief Financial Officer, Exelon Corp.	2004 2003 2002	531,538 512,404 96,154		501,830 411,362 83,609	2,268 2,727 72,344		404,218 634,530 837,742		80,000 72,000 40,000		426,400 — —	513,859 64,319 5,148

Ruth Ann M. Gillis Senior Vice President, Exelon Corp.; Executive Vice President, ComEd	2004 2003 2002	388,029 364,471 346,615		321,158 263,123 265,360	6,612 7,230 4,298		277,927 444,171 347,270		54,000 54,000 70,000		293,151 — —	344,872 35,319 34,426

Frank M. Clark Executive Vice President, Exelon Corp.; President, ComEd	2004 2003 2002	402,596 377,404 352,500		275,367 227,880 274,827	8,355 9,427 5,981		626,927 444,171 604,470		54,000 54,000 70,000		293,151 — —	377,067 67,432 66,187

Oliver D. Kingsley, Jr. President & Chief Operating Officer, Exelon Corp. through 10/31/2004	2004 2003 2002	768,269 824,038 728,634		1,139,000 969,924 823,680	218,497 185,294 102,387		— 1,164,737 2,373,140		140,000 120,000 160,000		2,238,570 — —	12,105,852 180,591 175,821	(6)

Notes to Summary Compensation Table

1.	The amounts shown under the column labeled “Other Annual Compensation” include perquisites and other personal benefits if the aggregate amount exceeds $50,000, and/or amounts reimbursed for the payment of taxes. For Mr. Rowe, the amount shown for 2004 includes $266,877 for personal use of corporate jet aircraft, and $26,040 for the reimbursement of taxes. For Mr. Kingsley, the amount shown for 2004 includes $149,631 for personal use of corporate jet aircraft and $15,408 for the reimbursement of taxes. For Messrs. Bemis, Skolds, Shapard, Clark and Ms. Gillis, the amount shown is for the reimbursement of taxes.
2.

Exelon has a performance share award program under its Long Term Incentive Plan. Awards made prior to January 2005 were made in restricted stock that vested one-third upon the grant date and one-third upon each of the first and second anniversaries of the grant date. Beginning with awards made in January 2005 and for amounts vesting in 2005, if the participant has achieved 125% of the participant’s stock ownership requirement, the performance shares are settled approximately one-half in cash and one half in stock, with the same vesting schedule as before. For the 3 year performance period ended December 31, 2004, Mr. Rowe was granted 116,662 shares, Messrs. Shapard and Skolds were each granted 29,853 shares, Ms. Gillis and Mr. Clark were each granted 20,524 shares Mr. Kingsley was granted 52,242 shares. These shares were valued at $42.85 per share. The amount of these grants that vested immediately is shown in the column headed “Long Term Compensation—Payouts”, while the amount that will be settled in stock and will vest on the first and second anniversaries of the award is shown in the column headed “Restricted Stock Awards” and the amount that may be settled in stock or cash (depending on the participant’s stock ownership on the first and second anniversaries of the grant) is shown in the column headed “All Other Compensation.”

3.	This column reports the value of the restricted stock portion of performance share awards as well as other restricted awards granted to individuals during the preceding year by the Compensation Committee and the Board of Directors in recognition of specific accomplishments and/or significant increases in job responsibilities. Mr. Skolds received a grant of 20,000 shares on February 1, 2004, valued at $33.49 per share, which will all vest on February 1, 2009. Mr. Clark received a grant of 10,00 shares on July 26, 2004. 5,000 shares will vest on July 26, 2007 and 5,000 will vest on July 26, 2009. Dividends will be paid on these shares. The number of shares and the share price has been adjusted to reflect the 2 for 1 stock split on May 5, 2004.
The named executive officers held the amounts of restricted shares, including unvested performance shares granted with respect to the 3-year performance periods ending December 31, 2003 and December 31, 2002, as shown in the following table. Unvested restricted and performance shares continue to receive dividends. The value of restricted shares and unvested performance shares shown below in columns [A] and [B] is based on the December 31, 2004 closing price of Exelon stock, $44.07 except for Mr. Kingsley’s shares which are valued at $39.62 as of October 31, 2004 and Mr. Bemis’s shares which are valued at $33.49 as of January 31, 2004 respectively, the last day of employment for each officer. Mr. Bemis’s share total and value have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
Columns [C], [D] and [E] in the following table include the amounts and value of restricted and unvested performance shares after the grant and vesting of performance shares on January 24, 2005. Column [C] shows the number of restricted shares and unvested performance shares that will be settled in stock, column [D] shows the number of performance shares that may be settled in cash or stock, depending on the participant’s stock ownership at the date of vesting, and column [E] shows the total value of the restricted shares and performance shares shown in columns [C] and [D] as of January 24, 2005, when the closing price of Exelon stock was $42.85.

			Restricted & Unvested Performance Shares Remaining After Vesting on 01/24/2005
	[A] Number of Restricted and Unvested Performance Shares as of 12/31/2004	[B] Value of Restricted and Unvested Performance Shares as of 12/31/2004	[C] Number of Shares That Will Be Settled in Stock	[D] Number of Shares That May Be Settled in Cash or Stock	[E] Total Value of Shares in Columns [C] + [D] as of 01/24/2005
Michael B. Bemis	8,666	$290,224	—	—	$—
John L. Skolds	47,947	2,113,031	41,305	13,831	2,362,578
John W. Rowe	85,380	3,762,699	49,029	57,712	4,573,852
Robert S. Shapard	44,925	1,979,840	42,795	13,831	2,426,424
Ruth Ann M. Gillis	14,405	634,807	8,840	9,550	788,012
Frank M. Clark	34,405	1,516,207	28,840	9,550	1,645,012
Oliver D. Kingsley, Jr.	76,339	3,024,571	—	—	—

4.	Options granted prior to May 5, 2004 reflect the effect of a 2 for 1 stock split as of that date.

5.	The amounts shown under the column labeled “Long Term Compensation—Payouts” represent the value of the one third of the total performance share award granted with respect to the three year performance period ending December 31, 2004, which vested immediately on the date of grant. Officers who had reached 125% of their stock ownership requirement received a portion of their vested shares in cash. Mr. Kingsley’s entire award vested upon grant because of his retirement. The amount of cash and the value of the vested shares of stock are as follows:

	Cash Payout	Value of Vested Shares
Michael B. Bemis	$—	$—
John L. Skolds	224,277	202,123
John W. Rowe	927,060	739,262
Robert S. Shapard	—	426,400
Ruth Ann M. Gillis	154,217	138,934
Frank M. Clark	154,217	138,934
Oliver D. Kingsley, Jr.	1,177,518	1,061,052

6.	The amounts shown under the column labeled “All Other Compensation” include company paid matching contributions to qualified and non-qualified savings plans, the amounts paid as premiums for term life insurance policies for certain executives (for Mr. Rowe, a term life policy and a whole life policy), and the value of the unvested two-thirds of the performance share award granted with respect to the three-year performance period ending December 31, 2004 which will be paid out in cash or stock at the time of vesting in 2006 and 2007, depending upon the participants’ stock ownership at that time.

	Value of Company Contributions to Savings Plans	Value of Unvested Performance Shares From Current Grant	Company Paid Term Life Insurance Premiums	Other Items
Michael B. Bemis	$3,029	$—	$44,152	$286,345
John L. Skolds	28,558	448,583	37,742	—
John W. Rowe	62,067	1,852,366	238,999	—
Robert S. Shapard	26,577	448,583	38,699	—
Ruth Ann M. Gillis	19,402	308,375	17,095	—
Frank M. Clark	20,130	308,375	48,562	—
Oliver D. Kingsley, Jr.	35,962	—	139,389	11,930,501

Pursuant to Mr. Kingsley’s employment agreement, he is entitled to an enhanced supplemental retirement benefit calculated as if he had 32 years of service. He elected to receive a lump sum of $10,430,500 which was paid to him as of his retirement date, in accordance with his previous payment election.
Also, Exelon will reimburse Mr. Kingsley up to $100,000 in any year for his daughter’s medical care expenses not otherwise covered by insurance for a 15 year period which commenced on the date of his retirement. The estimated value of this benefit is $1,500,000.
Pursuant to Mr. Kingsley’s employment agreement, his outstanding restricted shares and outstanding performance shares vested upon his retirement. Mr. Kingsley and Exelon entered into a share repurchase agreement through which Exelon purchased from Mr. Kingsley a total of 360,000 shares in two transactions at the weighted average market price over a ten-day period prior to the repurchase date. Exelon paid Mr. Kingsley $7,032,387 for 172,765 shares repurchased on November 17, 2004. Exelon also paid Mr. Kingsley $8,297,933 for 187,235 shares of Exelon common repurchased on February 9, 2005. The amounts paid to Mr. Kingsley for repurchase of his shares of Exelon common stock are not included in the above table.
7.	Mr. Bemis received a sign-on bonus when hired in August 2002, payable in January 2003. As reported in the 2004 Form 10-K, in connection with his resignation as of February 1, 2004, Mr. Bemis received a lump sum severance payment of $450,000 and a fully vested award of 15,000 shares, worth $1,004,700, representing final payment of his special incentive award program with respect to the Sithe Transaction, and $9,936 to terminate an apartment lease. In 2004, Mr. Bemis was entitled to coverage under the term life insurance policy for certain executives for the full year and also received a distribution from his deferred compensation account in accordance with his previous payment election.

	Option Grants for 2004

	Individual Grants
	Number of Securities Underlying Options Granted (See Note 1)	Percentage of Total Options Granted to Employees in 2004	Exercise or Base Price (See Note 1)	Options Expiration Date	Grant Date Present Value (See Note 2)
Michael B. Bemis	—	—	$—	—	$—
John L. Skolds	80,000	1.14%	32.54	01/15/2014	445,600
John W. Rowe	400,000	5.72%	32.54	01/15/2014	2,228,000
Robert S. Shapard	80,000	1.14%	32.54	01/15/2014	445,600
Ruth Ann M. Gillis	54,000	0.77%	32.54	01/15/2014	300,780
Frank M. Clark	54,000	0.77%	32.54	01/15/2014	300,780
Oliver D. Kingsley, Jr.	140,000	2.00%	32.54	01/15/2014	779,800

1.	The number of options granted and the exercise or base price have been adjusted to reflect the 2 for 1 stock split which was effective on May 5, 2004.
2.	The “grant date present values” indicated in the Option Grants Table are estimates based on the Black-Scholes option pricing model. Although executives risk forfeiting these options in some circumstances, these risks are not factored into the calculated values. The actual value of these options will be determined by the excess of the stock price over the exercise price of the option on the date that the options are exercised. There is no certainty that the value realized will be at or near the value estimated by the Black-Scholes option pricing model.
The assumptions used for the Black-Scholes model are as of the date of grants, January 26, 2004, and are as follows: Risk free interest rate: 3.26%; Volatility: 22.84%; Dividend Yield: 3.30%; and time of exercise: 5 years.

	Option Exercises & Year End Value

	As of December 31, 2004 (See Note 1)
	Number of Shares Acquired by Exercise	Dollar Value Realized From Exercise	Number of Securities Underlying Remaining Options		Dollar Value of In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael B. Bemis	—	$—	—	—	$—	$—
John L. Skolds	—	—	240,000	170,000	3,913,100	2,696,600
John W. Rowe (See Note 2)	206,256	3,853,893	1,894,111	795,833	33,102,690	12,417,056
Robert S. Shapard	—	—	44,668	147,332	868,663	2,223,617
Ruth Ann M. Gillis	28,500	405,319	281,167	117,833	5,392,180	1,883,746
Frank M. Clark	—	—	162,833	117,833	2,545,291	1,883,746
Oliver D. Kingsley, Jr. (See Note 3)	218,500	3,066,112	724,000	—	11,576,280	—

1.	This table shows the number and value of exercisable and unexercisable stock options for the named executive officers during 2004. The value is determined using the closing market price of Exelon common stock on December 31, 2004, which was $44.07, less the exercise price of the options. All options whose exercise price exceeded the market price at the day of determination are valued at zero. For all data above, the number of shares and exercise prices have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
2.	All options exercised by Mr. Rowe during 2004 were done in accordance with a Rule 10b5-1 Trading Plan, which was entered into on February 3, 2004 when Mr. Rowe was unaware of any material adverse information in regard to current and prospective operations of Exelon which had not been publicly disclosed. The dates of the sales were set at the time the Trading Plan was established.
3.	All of Mr. Kingsley’s options vested upon his retirement.

Long-Term Incentive Plans—Awards in Last Fiscal Year

	Number of Shares, Units or Other Rights (See Note 1)	Performance Period until Maturation or Payout	Estimated future payouts under non-stock price-based plans (See Note 2)
			Threshold	Target	Maximum
Michael B. Bemis	N/A	3 years	—	—	—
John L. Skolds	N/A	3 years	8,000	16,000	32,000
John W. Rowe	N/A	3 years	33,000	66,000	132,000
Robert S. Shapard	N/A	3 years	8,000	16,000	32,000
Ruth Ann M. Gillis	N/A	3 years	5,500	11,000	22,000
Frank M. Clark	N/A	3 years	5,500	11,000	22,000
Oliver D. Kingsley, Jr.	N/A	3 years	14,000	28,000	56,000

1.	Exelon’s Long Term Performance Share Award program under the Long-Term Incentive Plan provides incentives to key executives in the form of restricted stock and cash. Awards are determined upon the successful completion of strategic goals designed to achieve long term business success and increased shareholder value. These goals include Exelon’s Total Shareholder Return (TSR) over the previous three years relative to established benchmarks including a peer group of companies listed on the Dow Jones Utility Index and the Standard & Poor’s 500 Index (weighted 70%) and a quantifiable cash savings goal aligned with The Exelon Way initiative (weighted 30%). Grants under the Long Term Performance Share Award Program for 2004 are reflected in the Summary Compensation Table. See note 2 to that table.
2.	A target number of performance shares is established for each participant which is commensurate with the participant’s base salary. Based on measured performance as described above, participants may earn up to 200% of their target and may earn nothing if thresholds are not met. Shares listed under the Threshold, Target and Maximum columns have been adjusted to reflect the 2 for 1 stock split effective on May 5, 2004.

PECO

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (See Note 1)	Restricted Stock Award (See Notes 2 and 3)	Number of Options (See Note 4)	Payouts (See Notes 2 and 5)	All Other Compensation (See Notes 2 and 6)
Michael B. Bemis	2004	$93,480	$—	$5,771	$—	—	$—	$333,526
Former President, Exelon Energy Delivery, and CEO, PECO Energy (See Note 7)	2003 2002	414,687 121,195	292,346 121,347	177,294 —	423,020 —	— —	— —	1,616,569 31,813
John L. Skolds	2004	571,154	462,239	3,472	739,118	80,000	426,400	514,883
Executive Vice President, Exelon Corp.	2003 2002	530,673 492,423	393,837 499,800	2,762 121,510	634,530 416,724	80,000 90,000	— —	64,276 62,363
John W. Rowe	2004	1,241,346	1,675,000	357,431	1,480,279	400,000	1,666,322	2,153,432
Chairman, President & Chief Executive Officer, Exelon Corp.	2003 2002	1,185,289 1,104,000	1,400,000 1,550,000	342,341 185,121	2,733,360 1,909,985	350,000 400,000	— —	191,851 184,189
Robert S. Shapard	2004	531,538	501,830	2,268	404,218	80,000	426,400	513,859
Executive Vice President & Chief Financial Officer, Exelon Corp.	2003 2002	512,404 96,154	411,362 83,609	2,727 72,344	634,530 837,742	72,000 40,000	— —	64,319 5,148
Denis P. O’Brien	2004	344,498	238,873	5,570	202,106	40,000	213,193	260,141
President, PECO Energy Co.	2003 2002	296,154 208,896	194,897 186,491	450 3	285,896 129,681	30,000 27,000	— —	33,462 29,099

J. Barry Mitchell	2004	343,058	223,110	3,269	176,853	30,000	186,555	250,532
Senior Vice President, Exelon Corp.; CFO & Treasurer, PECO	2003 2002	305,288 263,635	164,317 164,847	2,884 1,028	222,053 520,417	30,000 30,000	— —	52,386 43,429
Oliver D. Kingsley, Jr.	2004	768,269	1,139,000	218,497	—	140,000	2,238,570	12,105,852	(6)
President & Chief Operating Officer, Exelon Corp. through 10/31/2004	2003 2002	824,038 728,634	969,924 823,680	185,294 102,387	1,164,737 2,373,140	120,000 160,000	— —	180,591 175,821

Notes to Summary Compensation Table

1.	The amounts shown under the column labeled “Other Annual Compensation” include perquisites and other personal benefits if the aggregate amount exceeds $50,000, and/or amounts reimbursed for the payment of taxes. For Mr. Rowe, the amount shown for 2004 includes $266,877 for personal use of corporate jet aircraft, and $26,040 for the reimbursement of taxes. For Mr. Kingsley, the amount shown for 2004 includes $149,631 for personal use of corporate jet aircraft and $15,408 for the reimbursement of taxes. For Messrs. Bemis, Skolds, Shapard, O’Brien and Mitchell the amount shown is for the reimbursement of taxes.
2.	Exelon has a performance share award program under its Long Term Incentive Plan. Awards made prior to January 2005 were made in restricted stock that vested one-third upon the grant date and one-third upon each of the first and second anniversaries of the grant date. Beginning with awards made in January 2005 and for amounts vesting in 2005, if the participant has achieved 125% of the participant’s stock ownership requirement, the performance shares are settled approximately one-half in cash and one half in stock, with the same vesting schedule as before. For the 3 year performance period ended December 31, 2004, Mr. Rowe was granted 116,662 shares, Messrs. Shapard and Skolds were each granted 29,853 shares, Mr. O’Brien was granted 14,926 shares, Mr. Mitchell was granted 13,061 shares and Mr. Kingsley was granted 52,242 shares. These shares were valued at $42.85 per share. The amount of these grants that vested immediately is shown in the column headed “Long Term Compensation—Payouts”, while the amount that will be settled in stock and will vest on the first and second anniversaries of the award is shown in the column headed “Restricted Stock Awards” and the amount that may be settled in stock or cash (depending on the participant’s stock ownership on the first and second anniversaries of the grant) is shown in the column headed “All Other Compensation.”
3.	This column reports the value of the restricted stock portion of performance share awards as well as other restricted awards granted to individuals during the preceding year by the Compensation Committee and the Board of Directors in recognition of specific accomplishments and/or significant increases in job responsibilities. Mr. Skolds received a grant of 20,000 shares on February 1, 2004, valued at $33.49 per share, which will all vest on February 1, 2009. Dividends will be paid on these shares. The number of shares and the share price has been adjusted to reflect the 2 for 1 stock split on May 5, 2004.

The named executive officers held the amounts of restricted shares, including unvested performance shares granted with respect to the 3-year performance periods ending December 31, 2003 and December 31, 2002, as shown in the following table. Unvested restricted and performance shares continue to receive dividends. The value of restricted shares and unvested performance shares shown below in columns [A] and [B] is based on the December 31, 2004 closing price of Exelon stock, $44.07 except for Mr. Kingsley’s shares which are valued at $39.62 as of October 31, 2004 and Mr. Bemis’s shares which are valued at $33.49 as of January 31, 2004 respectively, the last day of employment for each officer. Mr. Bemis’s share total and value have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.

Columns [C], [D] and [E] in the following table include the amounts and value of restricted and unvested performance shares after the grant and vesting of performance shares on January 24, 2005. Column [C] shows the number of restricted shares and unvested performance shares that will be settled in stock, column [D] shows the number of performance shares that may be settled in cash or stock, depending on the participant’s stock ownership at the date of vesting, and column [E] shows the total value of the restricted shares and performance shares shown in columns [C] and [D] as of January 24, 2005, when the closing price of Exelon stock was $42.85.

			Restricted & Unvested Performance Shares Remaining After Vesting on 01/24/2005
	[A] Number of Restricted and Unvested Performance Shares as of 12/31/2004	[B] Value of Restricted and Unvested Performance Shares as of 12/31/2004	[C] Number of Shares That Will Be Settled in Stock	[D] Number of Shares That May Be Settled in Cash or Stock	[E] Total Value of Shares in Columns [C] + [D] as of 01/24/2005
Michael B. Bemis	8,666	$290,224	—	—	$—
John L. Skolds	47,947	2,113,031	41,305	13,831	2,362,578
John W. Rowe	85,380	3,762,699	49,029	57,712	4,573,852
Robert S. Shapard	44,925	1,979,840	42,795	13,831	2,426,424
Denis P. O’Brien	7,923	349,167	6,231	6,749	556,193
J. Barry Mitchell	21,503	947,632	20,304	5,757	1,116,714
Oliver D. Kingsley, Jr.	76,339	3,024,571	—	—	—

4.	Options granted prior to May 5, 2004 reflect the effect of a 2 for 1 stock split as of that date.
5.	The amounts shown under the column labeled “Long Term Compensation—Payouts” represent the value of the one third of the total performance share award granted with respect to the three year performance period ending December 31, 2004, which vested immediately on the date of grant. Officers who had reached 125% of their stock ownership requirement received a portion of their vested shares in cash. Mr. Kingsley’s entire award vested upon grant because of his retirement. The amount of cash and the value of the vested shares of stock are as follows:

	Cash Payout	Value of Vested Shares
Michael B. Bemis	$—	$—
John L. Skolds	224,277	202,123
John W. Rowe	927,060	739,262
Robert S. Shapard	—	426,400
Denis P. O’Brien	—	213,193
J. Barry Mitchell	98,127	88,428
Oliver D. Kingsley, Jr.	1,177,518	1,061,052

6.	The amounts shown under the column labeled “All Other Compensation” include company paid matching contributions to qualified and non-qualified savings plans along with the value of the unvested two-thirds of the performance share award granted with respect to the three-year performance period ending December 31, 2004 which will be paid out in cash or stock at the time of vesting in 2006 and 2007, depending upon the participants’ stock ownership at that time.

	Value of Company Contributions to Savings Plans	Value of Unvested Performance Shares From Current Grant	Company Paid Term Life Insurance Premiums	Other Items
Michael B. Bemis	$3,029	$—	$44,152	$286,345
John L. Skolds	28,558	448,583	37,742	—
John W. Rowe	62,067	1,852,366	238,999	—
Robert S. Shapard	26,577	448,583	38,699	—
Denis P. O’Brien	17,207	224,280	18,654	—
J. Barry Mitchell	17,153	196,257	37,122	—
Oliver D. Kingsley, Jr.	35,962	—	139,389	11,930,501

Pursuant to Mr. Kingsley’s employment agreement, he is entitled to an enhanced supplemental retirement benefit calculated as if he had 32 years of service. He elected to receive a lump sum of $10,430,501 which was paid to him as of his retirement date, in accordance with his previous payment election.

Also, Exelon will reimburse Mr. Kingsley up to $100,000 in any year for his daughter’s medical care expenses not otherwise covered by insurance for a 15 year period which commenced on the date of his retirement. The estimated value of this benefit is $1,500,000.

Pursuant to Mr. Kingsley’s employment agreement, his outstanding restricted shares and outstanding performance shares vested upon his retirement. Mr. Kingsley and Exelon entered into a share repurchase agreement through which Exelon purchased from Mr. Kingsley a total of 360,000 shares in two transactions at the weighted average market price over a ten-day period prior to the repurchase date. Exelon paid Mr. Kingsley $7,032,387 for 172,765 shares repurchased on November 17, 2004. Exelon also paid Mr. Kingsley $8,297,933 for 187,235 shares of Exelon common stock repurchased on February 9, 2005. The amounts paid to Mr. Kingsley for repurchase of his shares of Exelon common stock are not included in the above table.

7.	Mr. Bemis received a sign-on bonus when hired in August 2002, payable in January 2003. As reported in the 2004 Information Statement, in connection with his resignation as of February 1, 2004, Mr. Bemis received a lump sum severance payment of $450,000 and a fully vested award of 15,000 shares, worth $1,004,700, representing final payment of his special incentive award program with respect to the Sithe Transaction, and $9,936 to terminate an apartment lease. In 2004, Mr. Bemis was entitled to coverage under the term life insurance policy for certain executives for the full year and also received a distribution from his deferred compensation account in accordance with his previous payment election.

	Option Grants for 2004
	Individual Grants
	Number of Securities Underlying Options Granted (See Note 1)	Percentage of Total Options Granted to Employees in 2004	Exercise or Base Price (See Note 1) ($ / Share)	Options Expiration Date	Grant Date Present Value (See Note 2)
Michael B. Bemis	—	—	$—	—	$—
John L. Skolds	80,000	1.14%	32.54	01/15/2014	445,600
John W. Rowe	400,000	5.72%	32.54	01/15/2014	2,228,000
Robert S. Shapard	80,000	1.14%	32.54	01/15/2014	445,600
Denis P. O’Brien	40,000	0.57%	32.54	01/15/2014	222,800
J. Barry Mitchell	30,000	0.43%	32.54	01/15/2014	167,100
Oliver D. Kingsley, Jr.	140,000	2.00%	32.54	01/15/2014	779,800

1.	The number of options granted and the exercise or base price have been adjusted to reflect the 2 for 1 stock split which was effective on May 5, 2004.
2.	The “grant date present values” indicated in the Option Grants Table are estimates based on the Black-Scholes option pricing model. Although executives risk forfeiting these options in some circumstances, these risks are not factored into the calculated values. The actual value of these options will be determined by the excess of the stock price over the exercise price of the option on the date that the options are exercised. There is no certainty that the value realized will be at or near the value estimated by the Black-Scholes option pricing model.

The assumptions used for the Black-Scholes model are as of the date of grants, January 26, 2004, and are as follows: Risk free interest rate: 3.26%; Volatility: 22.84%; Dividend Yield: 3.30%; and time of exercise: 5 years.

	Option Exercises & Year End Value
	As of December 31, 2004 (See Note 1)
	Number of Shares Acquired by Exercise	Dollar Value Realized From Exercise	Number of Securities Underlying Remaining Options		Dollar Value of In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael B. Bemis	—	$—	—	—	$—	$—
John L. Skolds	—	—	240,000	170,000	3,913,100	2,696,600
John W. Rowe (See Note 2)	206,256	$3,853,893	1,894,111	795,833	33,102,690	12,417,056
Robert S. Shapard	—	—	44,668	147,332	868,663	2,223,617
Denis P. O’Brien	—	—	98,500	71,500	2,219,422	1,080,153
J. Barry Mitchell	64,000	$1,249,600	100,100	62,500	2,130,414	985,463
Oliver D. Kingsley, Jr. (See Note 3)	218,500	$3,066,112	724,000	—	11,576,280	—

1.	This table shows the number and value of exercisable and unexercisable stock options for the named executive officers during 2004. The value is determined using the closing market price of Exelon common stock on December 31, 2004, which was $44.07, less the exercise price of the options. All options whose exercise price exceeded the market price at the day of determination are valued at zero. For all data above, the number of shares and exercise prices have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
2.	All options exercised by Mr. Rowe during 2004 were done in accordance with a Rule 10b5-1 Trading Plan, which was entered into on February 3, 2004 when Mr. Rowe was unaware of any material adverse information in regard to current and prospective operations of Exelon which had not been publicly disclosed. The dates of the sales were set at the time the Trading Plan was established.
3.	All of Mr. Kingsley’s options vested upon his retirement.

Long-Term Incentive Plans—Awards in Last Fiscal Year
	Number of Shares, Units or Other Rights (See Note 1)	Performance Period until Maturation or Payout	Estimated future payouts under non-stock price-based plans (See Note 2)
			Threshold	Target	Maximum
Michael B. Bemis	N/A	3 years	N/A	N/A	N/A
John L. Skolds	N/A	3 years	8,000	16,000	32,000
John W. Rowe	N/A	3 years	33,000	66,000	132,000
Robert S. Shapard	N/A	3 years	8,000	16,000	32,000
Denis P. O’Brien	N/A	3 years	4,000	8,000	16,000
J. Barry Mitchell	N/A	3 years	3,500	7,000	14,000
Oliver D. Kingsley, Jr.	N/A	3 years	14,000	28,000	56,000

1.	Exelon’s Long Term Performance Share Award program under the Long-Term Incentive Plan provides incentives to key executives in the form of restricted stock and cash. Awards are determined upon the successful completion of strategic goals designed to achieve long term business success and increased shareholder value. These goals include Exelon’s Total Shareholder Return (TSR) over the previous three years relative to established benchmarks including a peer group of companies listed on the Dow Jones Utility Index and the Standard & Poor’s 500 Index (weighted 70%) and a quantifiable cash savings goal aligned with The Exelon Way initiative (weighted 30%). Grants under the Long Term Performance Share Award Program for 2004 are reflected in the Summary Compensation Table. See note 2 to that table.
2.	A target number of performance shares is established for each participant which is commensurate with the participant’s base salary. Based on measured performance as described above, participants may earn up to 200% of their target and may earn nothing if thresholds are not met. Shares listed under the Threshold, Target and Maximum columns have been adjusted to reflect the 2 for 1 stock split effective on May 5, 2004.

Generation

Summary Compensation Table

	Year	Annual Compensation			Long Term Compensation			All Other Compensation (See Notes 2 and 6)
Name and Principal Position		Salary	Bonus	Other Annual Compensation (See Note 1)	Restricted Stock Award (See Notes 2 and 3)	Number of Options (See Note 4)	Payouts (See Notes 2 and 5)
Oliver D. Kingsley, Jr.	2004	$768,269	$1,139,000	$218,497	$—	$140,000	$2,238,570	$12,105,852	(6)
President & Chief Operating Officer, Exelon Corp. through 10/31/2004	2003 2002	824,038 728,634	969,924 823,680	185,294 102,387	1,164,737 2,373,140	120,000 160,000	— —	180,591 175,821

John F. Young	2004	435,807	505,680	5,066	330,695	54,000	348,842	415,106
Executive Vice President, Exelon Corp.; President, Genco	2003 2002	311,923 —	214,159 —	144,943 —	494,236 —	30,000 —	— —	185,973 —

John W. Rowe	2004	1,241,346	1,675,000	357,431	1,480,279	400,000	1,666,322	2,153,432
Chairman, President & Chief Executive Officer, Exelon Corp.	2003 2002	1,185,289 1,104,000	1,400,000 1,550,000	342,341 185,121	2,733,360 1,909,985	350,000 400,000	— —	191,851 184,189

Robert S. Shapard	2004	531,538	501,830	2,268	404,218	80,000	426,400	513,859
Executive Vice President & Chief Financial Officer, Exelon Corp.	2003 2002	512,404 96,154	411,362 83,609	2,727 72,344	634,530 837,742	72,000 40,000	— —	64,319 5,148

Christopher M. Crane	2004	458,269	420,654	1,738	961,827	54,000	293,151	348,425
Senior Vice President, Exelon Corp.	2003 2002	387,788 360,769	219,489 325,078	277 0	317,265 277,816	40,000 70,000	— —	36,525 62,174

Ian P. McLean	2004	427,438	407,705	3,076	404,218	80,000	426,400	506,844
Executive Vice President, Exelon Corp.	2003 2002	411,827 385,462	273,607 187,176	9,657 15,842	634,530 —	72,000 99,288	— 1,000,000	57,511 40,766

John L. Skolds	2004	571,154	462,239	3,472	739,118	80,000	426,400	514,883
Executive Vice President, Exelon Corp.	2003 2002	530,673 492,423	393,837 499,800	2,762 121,510	634,530 416,724	80,000 90,000	— —	64,276 62,363

Notes to Summary Compensation Table

1.	The amounts shown under the column labeled “Other Annual Compensation” include perquisites and other personal benefits if the aggregate amount exceeds $50,000, and/or amounts reimbursed for the payment of taxes. For Mr. Rowe, the amount shown for 2004 includes $266,877 for personal use of corporate jet aircraft, and $26,040 for the reimbursement of taxes. For Mr. Kingsley, the amount shown for 2004 includes $149,631 for personal use of corporate jet aircraft and $15,408 for the reimbursement of taxes. For Messrs. Young, Shapard, Crane, McLean and Skolds the amount shown is for the reimbursement of taxes.
2.

Exelon has a performance share award program under its Long Term Incentive Plan. Awards made prior to January 2005 were made in restricted stock that vested one-third upon the grant date and one-third upon each of the first and second anniversaries of the grant date. Beginning with awards made in January 2005 and for amounts vesting in 2005, if the participant has achieved 125% of the participant’s stock ownership requirement, the performance shares are settled approximately one-half in cash and one half in stock, with the same vesting schedule as before. For the 3 year performance period ended December 31, 2004, Mr. Rowe was granted 116,662 shares, Messrs. Shapard, Skolds, and McLean were each granted 29,853 shares, Mr. Young was granted 24,423 shares, Mr. Crane was granted 20,524 shares, and Mr. Kingsley was granted 52,242 shares. These shares were valued at $42.85 per share. The amount of these grants that vested immediately is shown in the column headed “Long Term Compensation—Payouts”, while the amount that will be settled in stock and will vest on the first and second anniversaries of the award is shown in the column headed “Restricted Stock Awards” and the amount that may be settled in stock or cash (depending on the participant’s stock ownership on the first and second anniversaries of the grant) is shown in the column headed “All Other Compensation.”

3.	This column reports the value of the restricted stock portion of performance share awards as well as other restricted awards granted to individuals during the preceding year by the Compensation Committee and the Board of Directors in recognition of specific accomplishments and/or significant increases in job responsibilities. Mr. Skolds received a grant of 20,000 shares on February 1, 2004, valued at $33.49 per share, which will all vest on February 1, 2009. Mr. Crane received 10,000 shares on February 1, 2004 and 10,000 shares on July 26, 2004. Both grants will fully vest on their respective anniversary dates in 2009. Dividends are payable on these shares. The number of shares and the share price has been adjusted to reflect the 2 for 1 stock split on May 5, 2004.

The named executive officers held the amounts of restricted shares, including unvested performance shares granted with respect to the 3-year performance periods ending December 31, 2003 and December 31, 2002, as shown in the following table. Unvested restricted and performance shares continue to receive dividends. The value of restricted shares and unvested performance shares shown below in columns [A] and [B] is based on the December 31, 2004 closing price of Exelon stock, $44.07 except for Mr. Kingsley’s shares which are valued at $39.62 as of October 31, 2004, the last day of his employment.

Columns [C], [D] and [E] in the following table include the amounts and value of restricted and unvested performance shares after the grant and vesting of performance shares on January 24, 2005. Column [C] shows the number of restricted shares and unvested performance shares that will be settled in stock, column [D] shows the number of performance shares that may be settled in cash or stock, depending on the participant’s stock ownership at the date of vesting, and column [E] shows the total value of the restricted shares and performance shares shown in columns [C] and [D] as of January 24, 2005, when the closing price of Exelon stock was $42.85.

			Restricted & Unvested Performance Shares Remaining After Vesting on 01/24/2005
	[A] Number of Restricted and Unvested Performance Shares as of 12/31/2004	[B] Value of Restricted and Unvested Performance Shares as of 12/31/2004	[C] Number of Shares That Will Be Settled in Stock	[D] Number of Shares That May Be Settled in Cash or Stock	[E} Total Value of Shares in Columns [C] + [D] as of 01/24/2005
Oliver D. Kingsley, Jr.	76,339	$3,024,571	—	—	$—
John F. Young	12,865	566,955	14,684	10,531	1,080,463
John W. Rowe	85,380	3,762,699	49,029	57,712	4,573,852
Robert S. Shapard	44,925	1,979,840	42,795	13,831	2,426,424
Christopher M. Crane	30,717	1,353,685	28,167	8,878	1,587,378
Ian P. McLean	17,458	769,378	12,795	13,831	1,140,924
John L. Skolds	47,947	2,113,031	41,305	13,831	2,362,578

4.	Options granted prior to May 5, 2004 reflect the effect of a 2 for 1 stock split as of that date.
5.	The amounts shown under the column labeled “Long Term Compensation—Payouts” represent the value of the one third of the total performance share award granted with respect to the three year performance period ending December 31, 2004, which vested immediately on the date of grant. Officers who had reached 125% of their stock ownership requirement received a portion of their vested shares in cash. Mr. Kingsley’s entire award vested upon grant because of his retirement. The amount of cash and the value of the vested shares of stock are as follows:

	Cash Payout	Value of Vested Shares
Oliver D. Kingsley, Jr.	$1,177,518	$1,061,052
John F. Young	—	348,842
John W. Rowe	927,060	739,262
Robert S. Shapard	—	426,400
Christopher M. Crane	154,217	138,934
Ian P. McLean	224,277	202,123
John L. Skolds	224,277	202,123

6.	The amounts shown under the column labeled “All Other Compensation” include company paid matching contributions to qualified and non-qualified savings plans along with the value of the unvested two-thirds of the performance share award granted with respect to the three-year performance period ending December 31, 2004 which will be paid out in cash or stock at the time of vesting in 2006 and 2007, depending upon the participants’ stock ownership at that time.

	Value of Company Contributions to Savings Plans	Value of Unvested Performance Shares From Current Grant	Company Paid Term Life Insurance Premiums	Other Items
Oliver D. Kingsley, Jr.	$35,962	$—	$139,389	$11,930,501
John F. Young	21,779	366,989	26,338	—
John W. Rowe	62,067	1,852,366	238,999	—
Robert S. Shapard	26,577	448,583	38,699	—
Christopher M. Crane	22,914	308,375	17,136	—
Ian P. McLean	21,341	448,583	36,920	—
John L. Skolds	28,558	448,583	37,742	—

Pursuant to Mr. Kingsley’s employment agreement, he is entitled to an enhanced supplemental retirement benefit calculated as if he had 32 years of service. He elected to receive a lump sum of $10,430,501 which was paid to him as of his retirement date, in accordance with his previous payment election.

Also, Exelon will reimburse Mr. Kingsley up to $100,000 in any year for his daughter’s medical care expenses not otherwise covered by insurance for a 15 year period which commenced on the date of his retirement. The estimated value of this benefit is $1,500,000.

Pursuant to Mr. Kingsley’s employment agreement, his outstanding restricted shares and outstanding performance shares vested upon his retirement. Mr. Kingsley and Exelon entered into a share repurchase agreement through which Exelon purchased from Mr. Kingsley a total of 360,000 shares in two transactions at the weighted average market price over a ten-day period prior to the repurchase date. Exelon paid Mr. Kingsley $7,032,387 for 172,765 shares repurchased on November 17, 2004. Exelon also paid Mr. Kingsley $8,297,933 for 187,235 shares of Exelon common stock repurchased on February 9, 2005. The amounts paid to Mr. Kingsley for repurchase of his shares of Exelon common stock are not included in the above table.

	Option Grants for 2004

	Individual Grants
	Number of Securities Underlying Options Granted (See Note 1)	Percentage of Total Options Granted to Employees in 2004	Exercise or Base Price (See Note 1)	Options Expiration Date	Grant Date Present Value (See Note 2)
Oliver D. Kingsley, Jr.	140,000	2.00%	$32.54	01/15/2014	$779,800
John F. Young	54,000	0.77%	32.54	01/15/2014	300,780
John W. Rowe	400,000	5.72%	32.54	01/15/2014	2,228,000
Robert S. Shapard	80,000	1.14%	32.54	01/15/2014	445,600
Christopher M. Crane	54,000	0.77%	32.54	01/15/2014	300,780
Ian P. McLean	80,000	1.14%	32.54	01/15/2014	445,600
John L. Skolds	80,000	1.14%	32.54	01/15/2014	445,600

1.	The number of options granted and the exercise or base price have been adjusted to reflect the 2 for 1 stock split which was effective on May 5, 2004.
2.	The “grant date present values” indicated in the Option Grants Table are estimates based on the Black-Scholes option pricing model. Although executives risk forfeiting these options in some circumstances, these risks are not factored into the calculated values. The actual value of these options will be determined by the excess of the stock price over the exercise price of the option on the date that the options are exercised. There is no certainty that the value realized will be at or near the value estimated by the Black-Scholes option pricing model.

The assumptions used for the Black-Scholes model are as of the date of grants, January 26, 2004, and are as follows: Risk free interest rate: 3.26%; Volatility: 22.84%; Dividend Yield: 3.30%; and time of exercise: 5 years.

	Option Exercises & Year End Value

	As of December 31, 2004 (See Note 1)
	Number of Shares Acquired by Exercise	Dollar Value Realized From Exercise	Number of Securities Underlying Remaining Options		Dollar Value of In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
Oliver D. Kingsley, Jr. (See Note 2)	218,500	$3,066,112	724,000	—	$11,576,280	$—
John F. Young	—	—	7,500	76,500	145,000	1,060,020
John W. Rowe (See Note 3)	206,256	3,853,893	1,894,111	795,833	33,102,690	12,417,056
Robert S. Shapard	—	—	44,668	147,332	868,663	2,223,617
Christopher M. Crane	—	—	164,667	107,333	2,701,017	1,681,463
Ian P. McLean	20,000	282,150	210,192	167,096	5,135,419	3,458,488
John L. Skolds	—	—	240,000	170,000	3,913,100	2,696,600

1.	This table shows the number and value of exercisable and unexercisable stock options for the named executive officers during 2004. The value is determined using the closing market price of Exelon common stock on December 31, 2004, which was $44.07, less the exercise price of the options. All options whose exercise price exceeded the market price at the day of determination are valued at zero. For all data above, the number of shares and exercise prices have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
2.	All of Mr. Kingsley’s options vested upon his retirement.
3.	All options exercised by Mr. Rowe during 2004 were done in accordance with a Rule 10b5-1 Trading Plan, which was entered into on February 3, 2004 when Mr. Rowe was unaware of any material adverse information in regard to current and prospective operations of Exelon which had not been publicly disclosed. The dates of the sales were set at the time the Trading Plan was established.

Long-Term Incentive Plans—Awards in Last Fiscal Year
	Number of Shares, Units or Other Rights (See Note 1)	Performance Period until Maturation or Payout.	Estimated future payouts under non-stock price-based plans (See Note 2)
			Threshold	Target	Maximum
Oliver D. Kingsley, Jr.	N/A	3 years	14,000	28,000	56,000
John F. Young	N/A	3 years	6,545	13,090	26,180
John W. Rowe	N/A	3 years	33,000	66,000	132,000
Robert S. Shapard	N/A	3 years	8,000	16,000	32,000
Christopher M. Crane	N/A	3 years	5,500	11,000	22,000
Ian P. McLean	N/A	3 years	8,000	16,000	32,000
John L. Skolds	N/A	3 years	8,000	16,000	32,000

1.	Exelon’s Long Term Performance Share Award program under the Long-Term Incentive Plan provides incentives to key executives in the form of restricted stock and cash. Awards are determined upon the successful completion of strategic goals designed to achieve long term business success and increased shareholder value. These goals include Exelon’s Total Shareholder Return (TSR) over the previous three years relative to established benchmarks including a peer group of companies listed on the Dow Jones Utility Index and the Standard & Poor’s 500 Index (weighted 70%) and a quantifiable cash savings goal aligned with The Exelon Way initiative (weighted 30%). Grants under the Long Term Performance Share Award Program for 2004 are reflected in the Summary Compensation Table. See note 2 to that table.
2.	A target number of performance shares is established for each participant which is commensurate with the participant’s base salary. Based on measured performance as described above, participants may earn up to 200% of their target and may earn nothing if thresholds are not met. Shares listed under the Threshold, Target and Maximum columns have been adjusted to reflect the 2 for 1 stock split effective on May 5, 2004.

Retirement Benefit Plans

The following tables show the estimated annual retirement benefits payable on a straight-life annuity basis to participating employees, including officers, in the earnings and year of service classes indicated, under Exelon’s non-contributory retirement plans. The amounts shown in the table are not subject to any reductions for social security or other offset amounts.

Exelon sponsors the Exelon Corporation Retirement Program, a traditional defined benefit pension plan that covers certain management employees who commenced employment prior to January 1, 2001 and certain collective bargaining unit employees. Effective January 1, 2001, Exelon also established two cash balance defined benefit pension plans which cover management employees and certain collective bargaining unit employees hired on or after such date, as well as certain management employees hired prior to such date who elected to transfer to a cash balance plan. Each of these plans is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code.

Covered compensation under the plans generally includes salary and bonus which is disclosed in the Summary Compensation Table under “—Executive Compensation” for the named executive officers. The calculation of retirement benefits under the Exelon Corporation Retirement Program is based upon average earnings for the highest consecutive five-year period under the PECO Energy Company Service Annuity Benefit Formula and for the highest four-year period (three-year for certain represented employees) under the ComEd Service Annuity Benefit Formula.

The Internal Revenue Code limits the individual annual compensation that may be taken into account under tax-qualified retirement plan to $205,000 as of January 1, 2004 and the amount that an individual may accrue in one year under such a defined benefit plan to $165,000 as of January 1, 2004. As permitted by the Employee Retirement Income Security Act of 1974, as amended, Exelon sponsors supplemental pension plans which allow the payment to certain individuals out of its general assets of any benefits calculated under provisions of the applicable qualified pension plan which may be above these limits.

Service Annuity System Benefit Table—PECO

(applicable to employees of Exelon, PECO and Generation)

	Annual normal retirement benefits based on specified years of service and earnings
Highest 5-year annual earnings	10 years	15 years	20 years	25 years	30 years	35 years	40 years
$ 100,000	$18,960	$25,940	$32,921	$39,901	$46,881	$53,861	$60,841
200,000	39,460	54,190	68,921	83,651	98,381	113,111	127,841
300,000	59,960	82,440	104,921	127,401	149,881	172,361	194,841
400,000	80,460	110,690	140,921	171,151	201,381	231,611	261,841
500,000	100,960	138,940	176,921	214,901	252,881	290,861	328,841
600,000	121,460	167,190	212,921	258,651	304,381	350,111	395,841
700,000	141,960	195,440	248,921	302,401	355,881	409,361	462,841
800,000	162,460	223,690	284,921	346,151	407,381	468,611	529,841
900,000	182,960	251,940	320,921	389,901	458,881	527,861	596,841
1,000,000	203,460	280,190	356,921	433,651	510,381	587,111	663,841

Service Annuity System Benefit Table—ComEd

(applicable to employees of Exelon, ComEd and Generation)

	Annual normal retirement benefits based on specified years of service and earnings
Highest 5-year annual earnings	10 years	15 years	20 years	25 years	30 years	35 years	40 years
$ 100,000	$16,914	$28,699	$39,599	$49,808	$59,490	$68,776	$77,761
200,000	33,978	58,237	80,680	101,694	121,601	140,652	159,043
300,000	51,041	87,775	121,760	153,580	183,711	212,528	240,324
400,000	68,103	117,312	162,841	205,466	245,822	284,404	321,604
500,000	85,169	146,849	203,921	257,352	307,933	356,281	402,886
600,000	102,233	176,387	245,002	309,238	370,043	428,157	484,167
700,000	119,296	205,924	286,082	361,124	432,153	500,034	565,447
800,000	136,360	235,462	327,163	413,011	494,263	571,910	646,728
900,000	153,424	264,999	368,243	464,897	556,374	643,786	728,009
1,000,000	170,488	294,537	409,324	516,783	618,484	715,662	809,290

Credited Years of Service

The executive officers who are named in the Summary Compensation Tables have the following credited years of service as of December 31, 2004 (partial years are not included):

Exelon		ComEd
John W. Rowe	26 years	John L. Skolds	4 years
John L. Skolds	4 years	John W. Rowe	26 years
Pamela B. Strobel	20 years	Ruth Ann Gillis	7 years
Randall E. Mehrberg	4 years	Frank M. Clark	39 years
Oliver D. Kingsley, Jr.	32 years	Oliver D. Kingsley, Jr.	32 years

GENERATION		PECO
Oliver D. Kingsley, Jr.	32 years	John L. Skolds	4 years
John W. Rowe	26 years	John W. Rowe	26 years
Christopher M. Crane	12 years	J. Barry Mitchell	33 years
Ian P. McLean	5 years	Oliver D. Kingsley, Jr.	32 years
John L. Skolds	4 years

With respect to executive officers’ credited years of service: Mr. Skolds will receive an additional 7 1/2 years of service upon his 5th anniversary of employment and 7 1/2 years upon his 10th anniversary; Mr. Mehrberg will receive an additional 10 years upon his 5th anniversary; and Mr. Crane will receive an additional year for each year until his 10th anniversary.

Cash Balance Pension Plan

Mr. Shapard, Mr. Young and Mr. O’Brien participate in the Exelon Corporation Cash Balance Pension Plan. Mr. Bemis also participated in this plan. Under this plan, a notional account is established for each participant. For each active participant, the account balance grows as a result of annual benefit credits and annual investment credits.

Currently, the benefit credit under the plan is 5.75% of base pay and annual incentive award (subject to applicable Internal Revenue Code limit). The annual investment credit is the greater of 4% or the average for the year of the S&P 500 Index and the applicable interest rate used under Section 417(e) of the Internal Revenue Code to determine lump sums, determined as of November of such year.

Benefits are vested and nonforfeitable after completion of at least five years of service, and are payable following termination of employment. Apart from the benefit credits and vesting requirement, and as described above, years of service are not relevant to a determination of accrued benefits under the Cash Balance Pension Plan.

Employment Agreements

Employment Agreement with Mr. Rowe

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

In addition, Mr. Rowe is entitled to receive a special supplemental executive retirement plan, the “SERP,” benefit upon termination of employment for any reason other than for cause. The special SERP benefit, when added to all other retirement benefits provided to Mr. Rowe by Exelon, will equal Mr. Rowe’s SERP benefit, calculated under the terms of the SERP in effect on March 10, 1998 as if:

•	he had attained age 60 (or his actual age, if greater);

•	he had earned 20 years of service on March 16, 1998 and one additional year of service on each anniversary after that date and prior to termination; and

•	his annual incentive awards for each of 1998 and 1999 had been $300,000 greater than the annual incentive awards he actually received for those years.

On February 19, 1999, Mr. Rowe was granted a right to receive, on termination of employment, 24,688 shares of Exelon common stock, increased by the number of shares that could have been acquired with dividends on such number of shares after that date and subject to adjustment for events such as recapitalization, merger, or stock splits.

Except as provided below, if Exelon terminates Mr. Rowe’s employment for reasons other than cause, death or disability or if he terminates employment for good reason, he would be entitled to the following benefits:

•	a lump sum payment of Mr. Rowe’s accrued but unpaid base salary and annual incentive, and a prorated annual bonus for the year in which his employment terminates;

•	for a two-year severance period following the termination of employment, continued payment of base salary and continued payment of an annual incentive equal to either the annual incentive for the last year ending prior to termination or the average of the annual incentives payable with respect to Mr. Rowe’s last three full years of employment, whichever is greater;

•	for the two-year severance period, continuation of life, disability, accident, health and other welfare benefits for him and his family, plus post-retirement health care coverage for him and his wife for the remainder of their respective lives;

•	all exercisable options remain exercisable until the applicable option expiration date; and

•	unvested options continue to become exercisable during the two-year severance period and thereafter remain exercisable until the applicable option expiration date.

The term “good reason” means any material breach of the employment agreement by Exelon, including:

•	a failure to provide compensation and benefits required under the employment agreement;

•	causing Mr. Rowe to report to someone other than the Exelon board of directors;

•	any material adverse change in Mr. Rowe’s status, responsibilities or perquisites; or

•	any announcement by the Exelon board of directors without Mr. Rowe’s consent that Exelon is seeking a replacement for Mr. Rowe.

The term “cause” means any of the following, unless cured within the time period specified in the agreement:

•	conviction of a felony or a misdemeanor involving moral turpitude, fraud or dishonesty;

•	willful misconduct in the performance of duties intended to personally benefit the executive; or

•	material breach of the agreement (other than as a result of incapacity due to physical or mental illness).

In connection with Exelon’s entry into the merger agreement, Mr. Rowe’s employment agreement was amended to provide that Mr. Ferland’s service as non-executive Chairman of the Exelon board of directors for the periods described in the Amended and Restated By-laws of Exelon to be adopted upon completion of the merger will not constitute “good reason.” Therefore, Mr. Rowe is not entitled to any severance payments as a result of the merger with PSEG.

Mr. Rowe would receive the termination benefits described under “—Other Change in Control Employment Agreements and Severance Plan” below rather than the benefits described in the previous paragraph, if Exelon terminates Mr. Rowe without cause or he terminates with good reason, and

•	the termination occurs within 24 months after a change in control of Exelon or within 18 months after a Significant Acquisition (as each is described under “—Other Change in Control Employment Agreements and Severance Plan”); or

•	Mr. Rowe resigns before normal retirement because of the failure to be appointed or elected as the sole Chief Executive Officer and Chairman of the Board and as a member of the Exelon board of directors, except that:

•	instead of receiving the target annual incentive for the year in which termination occurs, Mr. Rowe will receive an annual incentive award for the year in which termination occurs, based on the higher of the prior year’s annual incentive payment or the average annual incentives paid over the prior three years;

•	in determining the severance payment for Mr. Rowe, the average incentive awards for three years preceding the termination will be used rather than a two year average;

•	following the three-year period during which welfare benefits are continued, Mr. Rowe and his wife will be eligible to receive post-retirement health care coverage; and

•	change in control benefits are not provided to Mr. Rowe for a termination of employment in the event of a Disaggregation (see “—Other Change in Control Employment Agreements and Severance Plan” for a discussion of this term).

With respect to a termination of employment during the change in control or Significant Acquisition periods described above, the following events will constitute additional grounds for termination for good reason:

•	a good faith determination by Mr. Rowe that he is substantially unable to perform, or that there has been a material reduction in, any of his duties, functions, responsibilities or authority;

•	the failure of any successor to assume his employment agreement;

•	a relocation of Exelon’s office by more than 50 miles; or

•	a 20% increase in the amount of time that Mr. Rowe must spend traveling for business outside of the Chicago area.

Mr. Rowe is subject to confidentiality restrictions and to non-competition, non-solicitation and non-disparagement restrictions continuing in effect for two years following his termination of employment.

Employment Agreement and Share Purchase Agreement with Mr. Oliver D. Kingsley

Mr. Kingsley retired on November 1, 2004 as President and Chief Operating Officer of Exelon.

The terms of Mr. Kingsley’s employment agreement with Exelon prior to his retirement are described below.

Exelon and Exelon Generation entered into an amended employment agreement with Mr. Kingsley as of September 5, 2002, which restated his employment agreement with Commonwealth Edison Company in effect at the time of the merger forming Exelon and under which Mr. Kingsley agreed to serve as senior executive vice president of Exelon. Mr. Kingsley’s employment agreement was further amended as of April 28, 2003, at which time he agreed to serve as President and Chief Operating Officer of Exelon.

Under the amended employment agreement, Mr. Kingsley’s annual base salary was $850,000, and his target performance award under the annual incentive plan was 85% of his base salary, with a maximum payout of 170% of his base salary. Mr. Kingsley was eligible to participate in long-term incentive, stock option, and other equity incentive plans, savings and retirement plans and welfare plans, and to receive fringe benefits on the same basis as peer executives of Exelon. Mr. Kingsley was also entitled to 30 days of paid vacation per year.

In addition, Exelon will reimburse Mr. Kingsley for his daughter’s medical care expenses for a 15-year period (up to $100,000 in any year) that commenced upon his retirement.

Mr. Kingsley received a grant of 35,000 shares of restricted stock on September 5, 2002, which accelerated upon his retirement on October 31, 2004.

Mr. Kingsley became eligible to elect retiree health coverage on the same terms as peer employees eligible for early retirement benefits at the time of his retirement. All restricted stock and all his stock options fully vested at the time of his retirement. Options remain exercisable until (1) the option expiration date for options granted before January 1, 2002 or (2) the earlier of the fifth anniversary of his retirement or the option’s expiration date, for options granted after that date.

Mr. Kingsley’s amended employment agreement provides for an enhanced supplemental retirement benefit determined by treating him under the SERP as if he had 30 years of service as of October 31, 2002, plus (1) one additional year each October 31 during his employment and (2) an additional year for each year during the severance period described below. Severance payments will be included in compensation under the SERP. The enhanced SERP benefits were paid to Mr. Kingsley upon his retirement.

Mr. Kingsley’s amended employment agreement contains confidentiality requirements and also non-competition, non-solicitation and non-disparagement provisions, which are effective for two years following his retirement.

On November 8, 2004, Exelon entered into a share repurchase agreement with Mr. Kingsley with respect to certain shares of Exelon common stock that Mr. Kingsley held or had the right to acquire. Under the agreement, Exelon repurchased 172,765 shares of Exelon common stock held by Mr. Kingsley on November 17, 2004 for $7,032,387 and 187,235 shares of Exelon common stock held by Mr. Kingsley on February 9, 2005 for $8,297,933.

Mr. Kingsley has agreed that he will not transfer any of his remaining shares of Exelon common stock prior to May 1, 2005, that he may transfer up to 360,000 shares of Exelon common stock between May 1, 2005 and December 31, 2005, and may freely transfer any other shares after January 1, 2006. During the transfer restriction periods, the agreement does permit transfers of shares to two specified Kingsley family trusts, which would be bound by the provisions of the agreement following any such transfer.

Other Change in Control Employment Agreements and Severance Plan

Exelon has entered into change in control employment agreements with the named executive officers other than Mr. Rowe, which generally protect such executives’ position and compensation levels for two years after a change in control of Exelon. Those agreements were restated and generally became effective May 1, 2004 for a period of two years, subject to an annual extension each subsequent May 1 if there has not been a change in control. Under the restated change in control employment agreements, the circumstances under which an executive can terminate employment for “good reason” are narrower and the circumstances under which Exelon can terminate the executive’s employment for “cause” are broader than under the prior agreements. However, the definition of a change in control was not changed and the level of severance benefits was not reduced under the restated agreements.

During the 24-month period following a change in control (or during the 18-month period following another significant corporate transaction affecting the executive’s business unit in which Exelon shareholders retain between 60% and 66 2/3% control (a “Significant Acquisition”)) if a named executive officer resigns for good reason or if the executive’s employment is terminated by Exelon other than for cause or disability, the executive is entitled to the following:

•	the executive’s target annual incentive for the year in which termination occurs;

•	severance payments equal to three times the sum of (1) the executive’s base salary plus (2) the higher of the executive’s target annual incentive for the year of termination or the executive’s average annual incentive award payments for the two years preceding the termination;

•	a benefit equal to the amount payable under the SERP determined as if (1) the SERP benefit were fully vested, (2) the executive had three additional years of age and years of service (two years for executives who entered into such agreements after 2003) and (3) the severance pay constituted covered compensation for purposes of the SERP;

•	a cash payment equal to the actuarial equivalent present value of the unvested portion of the executive’s accrued benefits under Exelon’s defined benefit retirement plan;

•	all options, performance shares or units, deferred stock units, restricted stock, or restricted share units become fully vested, and options remain exercisable until (1) the option expiration date, for options granted before January 1, 2002 or (2) the earlier of the fifth anniversary of his termination date or the option’s expiration date, for options granted after that date;

•	life, disability, accident, health and other welfare benefit coverage continues for three years, followed by retiree health coverage if the executive has attained at least age 50 and completed at least ten years of service (or any lesser eligibility requirement then in effect for regular employees); and

•	outplacement services for at least twelve months.

The change in control benefits are also provided if the executive is terminated other than for cause or disability, or terminates for good reason (1) after a tender offer or proxy contest commences, or after Exelon enters into an agreement which, if consummated, would cause a change in control, and within one year after such termination a change in control does occur, or (2) within two years after a sale or spin-off of the executive’s business unit in contemplation of a change in control that actually occurs within 60 days after such sale or spin-off (a “Disaggregation”).

A change in control generally occurs:

•	when any person acquires 20% of Exelon’s voting securities;

•	when the incumbent members of the Exelon board of directors (or new members nominated by a majority of incumbent directors) cease to constitute at least a majority of the members of the Exelon board of directors;

•	upon consummation of a reorganization, merger or consolidation, or sale or other disposition of at least 50% of Exelon’s operating assets (excluding a transaction where Exelon shareholders retain at least 60% of the voting power); or

•	upon shareholder approval of a plan of complete liquidation or dissolution.

“Good reason,” under the change in control employment agreements generally includes any of the following occurring within 2 years after a change in control or Disaggregation or within 18 months after a Significant Acquisition:

•	a material adverse reduction in salary, incentive compensation opportunity or aggregate benefits, unless such reduction is part of a policy, program or arrangement applicable to peer executives;

•	failure of a successor to assume the agreement;

•	a material breach of the agreement by Exelon; or

•	any of the following, but only after a change in control or Disaggregation: (1) a material adverse reduction in the executive’s position, duties or responsibilities (other than a change in the position or level of officer to whom the executive reports or a change that is part of a policy, program or arrangement applicable to peer executives) or (2) a required relocation by more than 50 miles.

“Cause” under the change in control employment agreements generally includes any of the following:

•	refusal to perform or habitual neglect in the performance of duties or responsibilities or of specific directives of the officer to whom the executive reports which are not materially inconsistent with the scope and nature of the executive’s duties and responsibilities;

•	willful or reckless commission of acts or omissions which have resulted in or are likely to result in a material loss or material damage to the reputation of Exelon or any of its affiliates, or that compromise the safety of any employee;

•	commission of a felony or any crime involving dishonesty or moral turpitude;

•	material violation of the code of business conduct which would constitute grounds for immediate termination of employment, or of any statutory or common-law duty of loyalty; or

•	any breach of the executive’s restrictive covenants.

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

If a named executive officer other than Mr. Rowe resigns for good reason or is terminated by Exelon other than for cause or disability, in each case under circumstances not covered by an individual change in control employment agreement, the named executive officer may be eligible for the following non-change in control benefits under the Exelon Corporation Senior Management Severance Plan:

•	pro-rated payment of the executive’s target annual incentive for the year in which termination occurs;

•	for a two-year severance period, continued payment of base salary and continued payment of annual incentive equal to the executive’s target incentive for the year in which the termination occurs;

•	a benefit equal to the amount payable under the SERP determined as if the severance payments were paid as ordinary base salary and annual incentive;

•	for the two-year severance period, continuation of health, basic life and other welfare benefits the executive was receiving immediately prior to the severance period, followed by retiree health coverage if the executive has attained at least age fifty and completed at least ten years of service (or any lesser eligibility requirement then in effect for regular employees); and

•	outplacement services for at least six months.

Payments are subject to reduction by Exelon to the extent necessary to avoid imposition of excise taxes imposed by Section 4999 of the Internal Revenue Code on “excess parachute payments” or under similar state or local law.

Consummation of the Merger is not a change in control and is not expected to be a Significant Acquisition under the change in control employment agreements or the Exelon Corporation Senior Management Severance Plan. However, the Exelon compensation committee recently considered changes to the Senior Management Severance Plan that would provide the following benefits to participating executives whose employment terminates in connection with the merger: (1) the executive’s target annual incentive, rather than a pro-rated target annual incentive, for the year in which termination occurs, (2) use of the higher of the executive’s target annual incentive in the year of termination or the executive’s average annual incentives for the two years preceding termination, for purposes of determining the amount of continued annual incentive during the severance period, and (3) accelerated vesting of outstanding stock options and restricted stock awards. No such changes have been formally adopted to date, but it is currently anticipated that such changes may be adopted on or before the closing of the Merger.

“Good reason” is defined under the Senior Management Severance Plan as either of the following:

•	a material reduction of the executive’s salary, incentive compensation opportunity or aggregate benefits unless such reduction is part of a policy, program or arrangement applicable to peer executives of Exelon or of the business unit that employs the executive; or

•	a material adverse reduction in the executive’s position or duties (other than a change in the position or level of officer to whom the executive reports) that is not applicable to peer executives of Exelon or of the business unit that employs the executive, but excluding any change (1) resulting from a reorganization or realignment of all or a significant portion of the business, operations or senior management of Exelon or of the business unit that employs the executive or (2) that generally places the executive in substantially the same level of responsibility.

The definition of “cause” under the Senior Management Severance Plan is the same as the definition of such term under the restated individual change in control employment agreements.

Report of the Exelon Compensation Committee

ComEd, PECO and Generation are controlled subsidiaries of Exelon and as such do not have compensation committees. Instead, that function is fulfilled for ComEd, PECO and Generation by the compensation committee of the Exelon board of directors. The following is the report of the Exelon compensation committee.

Compensation Philosophy

Exelon’s executive compensation program is designed to motivate and reward senior management for achieving high levels of business performance and outstanding financial results. In 2004, Exelon continued to reward executives on the basis of compensation that is benchmarked with the best practices of high performing energy services companies and general industry firms. This philosophy reflects a commitment to attracting and retaining key executives to ensure continued focus on achieving long-term growth in shareholder value.

The Exelon compensation committee (the “Committee”), composed entirely of independent directors, is responsible for administering executive compensation programs, policies and practices. Exelon’s executive compensation program comprises three elements:

•	base salary;

•	annual incentives; and

•	long-term incentives.

These components balance short-term and longer range business objectives and align executive financial rewards with those of Exelon’s shareholders.

Factors Considered in Determining Overall Compensation

The Committee commissioned a study of compensation programs in the fall of 2004. This analysis was conducted by a leading independent management compensation consulting firm and included an assessment of business plans, strategic goals, peer companies and competitive compensation levels benchmarked with the external market.

The study results indicated that the mix of compensation components (i.e., salary, annual and long-term incentives) is effectively aligned with the best practices of the external market. Exelon’s pay-for-performance philosophy places an emphasis on pay-at-risk. Pay will exceed market levels when excellent performance is achieved. Failure to achieve target goals will result in below market pay.

How Base Salary is Determined

Base salaries for Exelon’s executives are determined based on individual performance with reference to the salaries of executives in similar positions in general industry, and where appropriate, the energy services sector. Executive salaries are targeted to approximate the median (50th percentile) salary levels of the companies identified and surveyed.

Mr. Rowe’s 2004 Base Salary

The independent directors of the Exelon board of directors, on the recommendations of the Committee and the Exelon corporate governance committee, determined Mr. Rowe’s base salary for serving as the Chief Executive Officer by considering:

•	a review of benchmark levels of base pay, which were provided by independent consulting firms;

•	performance achieved against financial and operational goals; and

•	the implementation of Exelon’s strategic plans.

Mr. Rowe’s annualized base salary was increased to $1,250,000 effective March 1, 2004.

Other Named Executives’ 2004 Base Salaries

The base salaries of the other named executive officers listed in the Summary Compensation Table under “—Executive Compensation” were determined based upon individual performance and by considering comparable compensation data from the industry surveys referred to above.

How 2004 Annual Incentives are Determined

Exelon establishes corporate and business unit measures each year which are based on factors necessary to achieve strategic business objectives. These measures are incorporated into financial, customer and internal indicators designed to measure corporate and business unit performance.

The annual incentive awards paid to Exelon executives for 2004 were determined in accordance with the Exelon incentive programs. Generally, annual incentives were paid to executives based on a combination of the achievement of pre-determined corporate and business unit-specific measures and individual performance. The incentive plan was designed to tie executive annual incentives to the achievement of key goals of Exelon and, as applicable, the executive’s particular business unit.

For 2004, the annual incentive payments to Mr. Rowe and each of nine other senior executives was funded from a hypothetical incentive pool established by the Exelon board of directors under a shareholder-approved plan which is intended to comply with Section 162(m) of the Internal Revenue Code. The incentive pool was funded with 1.5% of Exelon’s operating income. The Exelon board of directors determined a lesser award based on the achievement of earnings per share for Mr. Rowe in the amount of $1,675,000.

Mr. Rowe’s 2004 Annual Incentive

The Committee and the Exelon board of directors exercised negative discretion to approve an annual incentive of $1,675,000 for Mr. Rowe consistent with the methodology used to determine the awards payable to other employees based on Exelon’s earnings per share.

In evaluating Mr. Rowe’s performance, the directors also considered the leadership demonstrated in positioning Exelon for the future.

Other Named Executive Officers’ 2004 Annual Incentives

The final 2004 incentive plan payouts as approved by the Committee for the other named executive officers listed in the Summary Compensation Table under “—Executive Compensation” also reflect the Committee’s exercise of negative discretion and were determined consistent with the methodology used to determine the awards payable to other employees based on Exelon’s earnings per share and also reflect each individual’s performance.

How Compensation is Used to Focus Management in Long-Term Value Creation

Exelon established a long-term incentive program that includes a combination of non-qualified stock options (60%) and performance shares (40%). Exelon granted long-term incentives in the form of stock options to key management employees, including the named executive officers, effective January 26, 2004. The purpose of stock options is to align compensation directly to increases in shareholder value. Individuals receiving stock options are provided the right to buy a fixed number of shares of Exelon common stock at the closing price of such stock on the grant date. Options typically vest over a four-year period and have a term of ten years.

Stock Option Awards

Mr. Rowe received a grant of 400,000 non-qualified stock options on January 26, 2004. Other senior executives received grants on January 26, 2004 to motivate them to achieve stock appreciation in support of shareholder value.

Exelon Performance Share Awards

Long-term incentives were awarded in the form of restricted stock to retain key executives engaged in positioning Exelon. Awards were determined based upon the successful completion of strategic goals designed to achieve long-term business success and increased shareholder value. Depending on Exelon’s performance each year, the Committee could award performance shares with prohibitions on sale or transfer until the restrictions lapse.

Performance shares are paid in shares of Exelon common stock: 33% vest upon the award date, 33% vest the following year and 33% vest the year after that.

The 2004 Long-Term Performance Share Program was based on Total Shareholder Return (“TSR”), comparing Exelon to companies listed on the Dow Jones Utility Index and the Standard and

Poor’s 500 Index using a three-year TSR compounded monthly. The other component in determining the award was 2004 cash savings from The Exelon Way initiative.

The Exelon board of directors approved Mr. Rowe’s Performance Share Award of 116,662 shares. Beginning in 2004, executives were permitted to receive earned awards in stock and cash if they achieved 125% of their stock ownership requirement. Mr. Rowe exceeded the 125% of stock ownership (five times base salary) and opted for the payment in stock and cash. All other executives named also received Performance Share Awards in a similar manner.

Senior management recommended and the Exelon board of directors approved a modest reduction to the 2004 Long-Term Performance Share Award Program of 10% for the Chairman and Chief Executive Officer and 5% for all other participants. This award reduction partially offset the expense associated with a one-time payment made to non-executive employees to assist them with the cost of medical plan charges in 2005.

Ability to Deduct Executive Compensation

Under Section 162(m) of the Internal Revenue Code, executive compensation in excess of $1 million paid to a chief executive officer or other person among the four other highest compensated officers is generally not deductible for purposes of corporate Federal income taxes. However, “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code and applicable regulations remains deductible. The Committee intends to continue reliance on performance-based compensation programs, consistent with sound executive compensation policy. Such programs will be designed to fulfill, in the best possible manner, future corporate business objectives. The Committee’s policy has been to seek to cause executive incentive compensation to qualify as “performance-based” in order to preserve its deductibility for Federal income tax purposes to the extent possible without sacrificing flexibility in designing appropriate compensation programs.

For 2004, the Committee approved an annual incentive award plan design that provided for the final awards paid to named executive officers to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.

Exelon Compensation Committee

Edward A. Brennan, Chair

M. Walter D’Alessio

Rosemarie B. Greco

Ronald Rubin

Richard L. Thomas

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in PECO Energy Company common stock that was exchanged for Exelon Corporation common stock in the share exchange on October 20, 2000, as compared with the S&P 500 Stock Index and the S&P Utility Average for the period 1999 through 2004.

This performance chart assumes:

•	$100 invested on December 31, 1999 in PECO Energy Company common stock, in the S&P 500 Stock Index and in the S&P Utility Index;

•	All dividends are reinvested; and

•	PECO Energy common stock exchanged for Exelon Corporation common stock on a 1:1 basis on October 20, 2000.

	1999	2000	2001	2002	2003	2004
Exelon Corporation	$100.00	$205.98	$145.21	$165.60	$215.04	$295.35
S&P 500	100.00	90.89	80.14	62.47	80.35	89.07
S&P Utilities	100.00	156.99	109.39	76.63	96.56	119.87

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Exelon

The following table shows the ownership of Exelon common stock as of December 31, 2004 by (1) any person or entity that has publicly disclosed ownership of more than five percent, of Exelon’s outstanding stock, (2) any director, (3) each executive officer named in the Summary Compensation Table, and (4) all directors and executive officers as a group.

Beneficial Ownership Table

	[A] Beneficially Owned Shares (See Note 1)	[B] Shares Held in Company Plans (See Note 2)	[C] = [A] + [B] Total Shares Held	[D] Share Equivalents to be Settled in Cash or Stock (See Note 3)	[E] = [C] + [D] Total Share Interest
5% Owners
Wellington Management Company, LLP (See Note 4)	42,937,621		42,937,621		42,937,621
Barclays Global Investors, NA (See Note 5)	47,021,765		47,021,765		47,021,765
Capital Research and Management Company (See Note 6)	37,541,800		37,541,800		37,541,800

Directors
Edward A. Brennan	7,999	11,308	19,307	9,909	29,216
M. Walter D’Alessio	12,565	29,742	42,307	—	42,307
Nicholas DeBenedictis	—	4,740	4,740	—	4,740
Bruce DeMars	9,146	8,799	17,945	—	17,945
Nelson A. Diaz	500	1,291	1,791	422	2,213
G. Fred DiBona, Jr.	1,600	15,260	16,860	—	16,860
Sue L. Gin	25,895	10,296	36,191	5,488	41,679
Rosemarie B. Greco	2,000	13,006	15,006	4,631	19,637
Edgar D. Jannotta	13,240	19,830	33,070	7,632	40,702
John M. Palms	2,603	24,454	27,057	—	27,057
John W. Rogers, Jr.	11,374	10,732	22,106	5,276	27,382
Ronald Rubin	14,726	29,630	44,356	737	45,093
Richard L. Thomas	21,256	15,858	37,114	9,095	46,209

Named Officers
John W. Rowe	2,260,708	313,646	2,574,354	86,942	2,661,296
Robert S. Shapard	96,000	69,702	165,702	14,813	180,515
John L. Skolds	327,160	94,252	421,412	20,329	441,741
Pamela B. Strobel	391,112	92,713	483,825	17,911	501,736
Randall E. Mehrberg	194,000	63,437	257,437	15,397	272,834
Oliver D. Kingsley, Jr.	740,041	—	740,041	6,499	746,540

Directors, Named & Executive Officers as a group, 25 people (See Note 7)	5,227,878	1,050,793	6,278,671	278,015	6,556,686

1.	The shares listed above under Beneficially Owned Shares, Column [A], include shares that may be acquired from non-qualified stock options that are fully vested or that vest within 60 days of January 31, 2005.
2.	The shares listed above under Shares Held in Company Plans, Column [B], include restricted shares, deferred shares, shares held in the 401(k) plan, and shares that may be acquired from all unvested, non-qualified stock options that are not included in Column [A].
3.	The shares listed above under Equivalent Shares to be Settled in Cash or Stock, Column [D], include the unvested portion of performance shares which may be settled in either cash or stock depending on whether the officer has achieved 125% of their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.
4.	In a Schedule 13G filed with the SEC on February 14, 2005, an investment adviser, Wellington Management Company, LLP, 75 State Street, Boston, MA 02109, disclosed that as of December 31, 2004, it was the beneficial owner of 42,937,621 shares, or approximately 6.481% of Exelon’s issued and outstanding shares. Wellington disclosed that it shared power to vote 24,094,410 shares and shared power to dispose of 42,937,621 shares.

5.	In a Schedule 13G filed with the SEC on February 14, 2005, a bank, Barclays Global Investors, NA, 45 Fremont Street, San Francisco, CA 94105, and its affiliates, including banks, investment advisers and broker/dealers, disclosed that as of December 31, 2004, they were the beneficial owners of an aggregate of 47,021,765 shares, or approximately 7.09% of Exelon’s issued and outstanding shares. Barclays disclosed that it had the sole power to vote 41,789,460 shares and sole power to dispose of 47,021,765 shares.
6.	In a Schedule 13G filed with the SEC on February 11, 2005, an investment adviser, Capital Research and Management Company, 333 South Hope Street, Los Angeles, CA 90071, disclosed that as of December 31, 2004, it is deemed to be the beneficial owner of 37,541,800 shares, or approximately 5.7% of Exelon’s issued and outstanding shares, although it disclaimed beneficial ownership pursuant to Rule 13d-4. Capital Research disclosed that it had sole dispositive power of 37,541,800 shares.
7.	Beneficial ownership, shown in Column [A], of directors and executive officers as a group represents less than 1% of the outstanding shares of Exelon common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(a)
Equity compensation plans approved by security holders	24,759,308	$26.94	14,777,078
Equity compensation plans not approved by security holders(b)	660,808	20.56	—

Total	25,420,116	$26.78	14,770,078

(a)	Excludes securities to be issued upon exercise of outstanding options.
(b)	Amount shown represents options issued under a broad based incentive plan available to all employees of PECO Energy Company. Options were issued beginning in November 1998 and no further grants were made after October 20, 2000.

ComEd

Exelon indirectly owns 127,002,904 shares of ComEd common stock, more than 99% of all outstanding shares. Accordingly, the only beneficial holder of more than five percent of ComEd’s voting securities is Exelon, and none of the directors or executive officers of ComEd hold any ComEd voting securities.

The following table shows the ownership of Exelon common stock as of December 31, 2004 by (1) any director of ComEd, (2) each executive officer of ComEd named in the Summary Compensation Table, and (3) all directors and executive officers of ComEd as a group.

Beneficial Ownership Table

	[A] Beneficially Owned Shares (See Note 1) [A]	[B] Shares Held in Company Plans (See Note 2) [B]	[C] = [A] + [B] Total Shares Held	[D] Share Equivalents to be Settled in Cash or Stock (See Note 3)	[E] = [C] + [D] Total Share Interest

Directors and Named Officers
S. Gary Snodgrass (Director)	265,114	25,034	290,148	12,441	302,589
Michael B. Bemis (see Note 4)	33,499	11,396	44,895	130	45,025
John L. Skolds (Director)	327,160	94,252	421,412	20,329	441,741
John W. Rowe (Director)	2,260,708	313,646	2,574,354	86,942	2,661,296
Robert S. Shapard (Director)	96,000	69,702	165,702	14,813	180,515
Ruth Ann M. Gillis	353,301	46,811	400,112	21,739	421,851
Frank M. Clark (Director)	228,799	53,420	282,219	19,324	301,543
Oliver D. Kingsley, Jr.	740,041	—	740,041	6,499	746,540

Directors, Named & Executive Officers as a group, 10 people. (See Note 5)	4,472,266	674,214	5,146,480	196,933	5,343,413

1.	The shares listed above under Beneficially Owned Shares, Column [A], include shares that may be acquired from non-qualified stock options that are fully vested or that vest within 60 days of January 31, 2005.
2.	The shares listed above under Shares Held in Company Plans, Column [B], include restricted shares, deferred shares, shares held in the 401(k) plan, and shares that may be acquired from all unvested, non-qualified stock options that are not included in Column [A].
3.	The shares listed above under Equivalent Shares to be Settled in Cash or Stock, Column [D], include the unvested portion of performance shares which may be settled in either stock or cash depending on whether the officer has achieved 125% of their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.
4.	Mr. Bemis’s share totals are as of January 31, 2004, the last day of his employment.
5.	Beneficial ownership, shown in Column [C], of directors and executive officers as a group represents less than 1% of the outstanding shares of Exelon common stock.

No ComEd securities are authorized for issuance under equity compensation plans. For information about Exelon Securities authorized for issuance to ComEd employees under Exelon equity compensation plans, see above under “Exelon—Securities Authorized Under Equity Compensation Plans.”

PECO

Exelon indirectly owns all 170,478,507 shares of PECO common stock. As of December 31, 2004, there were 874,720 shares of PECO preferred stock outstanding. Accordingly, the only beneficial owner of more than five percent of PECO’s voting securities is Exelon, and none of the directors or executive officers of PECO hold any preferred stock.

The following table shows the ownership of Exelon common stock as of December 31, 2004 by (1) any director of PECO, (2) each executive officer of PECO named in the Summary Compensation Table, and (3) all directors and executive officers of PECO as a group.

Beneficial Ownership Table

	[A] Beneficially Owned Shares (See Note 1)	[B] Shares Held in Company Plans (See Note 2)	[C] = [A] + [B] Total Shares Held	[D] Share Equivalents to be Settled in Cash or Stock (See Note 3)	[E] = [C] + [D] Total Share Interest

Directors and Named Officers
Michael B. Bemis (see Note 4)	33,499	11,396	44,895	130	45,025
John L. Skolds (Director)	327,160	94,252	421,412	20,329	441,741
John W. Rowe (Director)	2,260,708	313,646	2,574,354	86,942	2,661,296
Robert S. Shapard (Director)	96,000	69,702	165,702	14,813	180,515
Denis P. O’Brien (Director)	140,737	11,853	152,590	8,013	160,603
J. Barry Mitchell	138,156	39,531	177,687	10,593	188,280
Oliver D. Kingsley, Jr.	740,085	—	740,085	6,499	746,584

Directors, Named & Executive Officers as a group, 8 people. (See Note 5)	3,765,788	560,803	4,326,591	151,442	4,478,033

1.	The shares listed above under Beneficially Owned Shares, Column [A], include shares that may be acquired from non-qualified stock options that are fully vested or that vest within 60 days of January 31, 2005.
2.	The shares listed above under Shares Held in Company Plans, Column [B], include restricted shares, deferred shares, shares held in the 401(k) plan, and shares that may be acquired from all unvested, non-qualified stock options that are not included in Column [A].
3.	The shares listed above under Equivalent Shares to be Settled in Cash or Stock, Column [D], include the unvested portion of performance shares which may be settled in either stock or cash depending on whether the officer has achieved 125% of their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.
4.	Mr. Bemis’s share totals are as of January 31, 2004, the last day of his employment.
5.	Beneficial ownership, shown in Column [C], of directors and executive officers as a group represents less than 1% of the outstanding shares of Exelon common stock.

No PECO securities are authorized for issuance under equity compensation plans. For information about Exelon securities authorized for issuance to PECO employees under Exelon equity compensation plans, see above under “Exelon – Securities Authorized Under Equity Compensation Plans.”

Generation

Generation is a wholly owned indirect subsidiary of Exelon and has no voting securities. The following table presents the beneficial ownership as of December 31, 2004 of Exelon’s common stock by (1) Generation’s executive officers named in the Summary Compensation Table, and (2) all named officers and executive officers of Generation as a group.

Beneficial Ownership Table

	[A] Beneficially Owned Shares (See Note 1)	[B] Shares Held in Company Plans (See Note 2)	[C] = [A] + [B] Total Shares Held	[D] Share Equivalents to be Settled in Cash or Stock (See Note 3)	[E] = [C] +[D] Total Share Interest
Named Officers
Oliver D. Kingsley, Jr.	740,085	—	740,085	6,499	746,584
John F. Young	39,390	14,684	54,074	10,943	65,017
John W. Rowe	2,260,708	313,646	2,574,354	86,942	2,661,296
Robert S. Shapard	96,000	69,702	165,702	14,813	180,515
Christopher M. Crane	237,047	57,219	294,266	11,352	305,618
Ian P. McLean	290,135	16,464	306,599	14,488	321,087
John L. Skolds	327,160	94,252	421,412	20,329	441,741
Named & Executive Officers as a group, 9 people. (See Note 4)	3,824,277	530,030	4,354,307	164,021	4,518,328

1.	The shares listed above under Beneficially Owned Shares, Column [A], include shares that may be acquired from non-qualified stock options that are fully vested or that vest within 60 days of January 31, 2005.
2.	The shares listed above under Shares Held in Company Plans, Column [B], include restricted shares, deferred shares, shares held in the 401(k) plan, and shares that may be acquired from all unvested, non-qualified stock options that are not included in Column [A].
3.	The shares listed above under Equivalent Shares to be Settled in Cash or Stock, Column [D], include the unvested portion of performance shares which may be settled in either stock or cash depending on whether the officer has achieved 125% of their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.
4.	Beneficial ownership, shown in Column [C], of named and executive officers as a group represents less than 1% of the outstanding shares of Exelon common stock.

No Generation Securities are authorized for issuance under equity compensation plans. For information about Exelon Securities Authorized for issuance to Generation employees under Exelon equity compensation plans, see above under “Exelon Securities Authorized Under Equity Compensations Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exelon, ComEd and Generation

Pamela B. Strobel is an Executive Vice President of Exelon, and until April 2003 was the Vice Chair and Chief Executive Officer of Exelon Energy Delivery Company, the Chairman of Commonwealth Edison Company and PECO Energy Company, all of which are subsidiaries of Exelon. Ms. Strobel’s husband, Russ M. Strobel, was elected President of Nicor Inc. in October 2002 and Chief Executive Officer of Nicor Gas, a subsidiary of Nicor, in November 2003, and was appointed to the board of directors of Nicor and Nicor Gas in January 2004. Since January 1, 2004, Nicor Gas and ComEd have been parties to the following transactions, proposed transactions or business dealings:

–

Nicor Gas and ComEd are parties to an interim agreement approved by the Illinois Commerce Commission under which they cooperate in cleaning up residue at former manufactured gas plant sites. Under the interim agreement, costs are split evenly between Nicor Gas and ComEd, except that if they cannot agree upon a final allocation of costs, the interim agreement provides for arbitration. For the year 2004, Nicor Gas billed ComEd $1,511,794 and ComEd billed Nicor Gas $13,730,041. For year 2005, ComEd estimates that Nicor

Gas will bill ComEd approximately $3,750,000 and that ComEd will bill Nicor Gas approximately $8,520,000.

–	Nicor Gas and Exelon Power Team are parties to an agreement entered into in May 2000 and expiring in May 2005, pursuant to which Nicor Gas transports gas to an electric generating station in Rockford, Illinois. In 2004, Exelon Power Team made $2,057,966 in payments under this agreement, and estimates that it will make payments of approximately $2,000,000 to Nicor Gas in 2005.

Blank Rome LLP provided legal services to Exelon during 2004 and 2003. Mr. Diaz, a member of the Exelon board of directors, became a partner of Blank Rome LLP in March 2004.

PECO

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Exelon

In July 2002, the Exelon Audit Committee adopted a policy for pre-approval of services to be performed by the independent accountants. The committee pre-approves annual budgets for audit, audit-related and tax compliance and planning services. The services that the committee will consider include services that do not impair the accountant’s independence and add value to the audit, including audit services such as attest services and scope changes in the audit of the financial statements, audit-related services such as accounting advisory services related to proposed transactions and new accounting pronouncements, the issuance of comfort letters and consents in relation to financings, the provision of attest services in relation to regulatory filings and contractual obligations, and tax compliance and planning services. With respect to non-budgeted services in amounts less than $500,000, the committee delegated authority to the committee’s chairman to pre-approve such services. All other services must be pre-approved by the committee. The committee receives quarterly reports on all fees paid to the independent accountants. None of the services provided by the independent accountants was provided pursuant to the de minimis exception to the pre-approval requirements contained in the SEC’s rules.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of Exelon’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. Fees include amounts related to the year indicated, which may differ from amounts billed. Information for 2003 has been adjusted for comparative purposes.

	Year Ended December 31,
(in thousands)	2004	2003
Audit fees	$6,578	$3,969
Audit related fees(a)	2,128	2,394
Tax fees(b)	594	421
All other fees(c)	45	60

(a)	Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of Exelon’s financial statements. This category includes fees for accounting assistance and due diligence in connection with proposed acquisitions or sales, employee benefit plan audits, internal control reviews, and consultations concerning financial accounting and reporting standards.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning. These services included tax compliance and preparation services, including the preparation of original and amended tax returns, claims for refunds, and tax payment planning, and tax advice and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to proposed acquisitions or sales, employee benefit plans and requests for rulings or technical advice from taxing authorities.
(c)	All other fees reflect work performed primarily in connection with corporate executive programs.

ComEd, PECO and Generation

ComEd, PECO and Generation are indirect controlled subsidiaries of Exelon and do not have separate audit committees. Instead, that function is fulfilled for these companies by the Exelon Audit Committee. In July 2002, the Exelon Audit Committee adopted a policy for pre-approval of services to be performed by the independent accountants. The committee pre-approves annual budgets for audit, audit-related and tax compliance and planning services. The services that the committee will consider include services that do not impair the accountant’s independence and add value to the audit, including audit services such as attest services and scope changes in the audit of the financial statements, audit-related services such as accounting advisory services related to proposed transactions and new accounting pronouncements, the issuance of comfort letters and consents in relation to financings, the provision of attest services in relation to regulatory filings and contractual obligations, and tax compliance and planning services. With respect to non-budgeted services in amounts less than $500,000, the committee delegated authority to the committee’s chairman to pre-approve such services. All other services must be pre-approved by the committee. The committee receives quarterly reports on all fees paid to the independent accountants. None of the services provided by the independent accountants was provided pursuant to the de minimis exception to the pre-approval requirements contained in the SEC’s rules.

The following tables present fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of ComEd’s, PECO’s and Generation’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. These fees include an allocation of amounts billed directly to Exelon Corporation. Fees include amounts related to the year indicated, which may differ from amounts billed. Information for 2003 has been adjusted for comparative purposes.

ComEd

	Year Ended December 31,
(in thousands)	2004	2003
Audit fees	$2,157	$1,008
Audit related fees(a)	13	217
Tax fees(b)	24	343
All other fees	6	1

(a)	Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of ComEd’s financial statements. This category includes fees for regulatory work, depreciation studies and internal control projects.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.

PECO

	Year Ended December 31,
(in thousands)	2004	2003
Audit fees	$1,275	$491
Audit related fees (a)	28	266
Tax fees (b)	526	10
All other fees	4	1

(a)	Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of PECO’s financial statements. This category includes fees for regulatory work, depreciation studies and internal control projects.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, tax planning and tax advice and consulting services in connection with appeals claims.

Generation

	Year Ended December 31,
(in thousands)	2004	2003
Audit fees	$2,566	$1,641
Audit related fees (a)	84	467
Tax fees (b)	38	51
All other fees	7	2

(a)	Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of Generation’s financial statements. This category includes fees for purchase accounting reviews, audits of employee benefit plans and internal control projects.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FinancialStatements and Financial Statement Schedules

(1)	Exelon

(i)	Financial Statements

Consolidated Statements of Income for the years 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

EXELON CORPORATION AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
For The Year Ended December 31, 2004

Allowance for uncollectible accounts	$110	$86	$3	$106	(a)	$93

Reserve for obsolete materials	$18	$17	$1	$8		$28

For The Year Ended December 31, 2003

Allowance for uncollectible accounts	$132	$103	$(9)	$116	(a)	$110

Reserve for obsolete materials	$18	$4	$1	$5		$18

For The Year Ended December 31, 2002

Allowance for uncollectible accounts	$213	$129	$—	$210	(a)	$132

Reserve for obsolete materials	$18	$9	$4	$13		$18

(a)	Write-off of individual accounts receivable.

(2)	ComEd

(i)	Financial Statements

Consolidated Statements of Income for the years 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year

For The Year Ended December 31, 2004

Allowance for uncollectible accounts	$16	$37	$—	$37	(a)	$16

Reserve for obsolete materials	$8	$(1)	$1	$5		$3

For The Year Ended December 31, 2003

Allowance for uncollectible accounts	$24	$46	$—	$54	(a)	$16

Reserve for obsolete materials	$5	$4	$—	$1		$8

For The Year Ended December 31, 2002

Allowance for uncollectible accounts	$49	$50	$—	$75	(a)	$24

Reserve for obsolete materials	$6	$—	$—	$1		$5

(a)	Write-off of individual accounts receivable.

(3)	PECO

(i)	Financial Statements

Consolidated Statements of Income for the years 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year

For The Year Ended December 31, 2004

Allowance for uncollectible accounts	$72	$46	$2	$68	(a)	$52

Reserve for obsolete materials	$—	$1	$—	$—		$1

For The Year Ended December 31, 2003

Allowance for uncollectible accounts	$72	$52	$8	$60	(a)	$72

For The Year Ended December 31, 2002

Allowance for uncollectible accounts	$110	$45	$—	$83	(a)	$72

Reserve for obsolete materials	$1	$—	$—	$1		$—

(a)	Write-off of individual accounts receivable.

(4)	Generation

(i)	Financial Statements

Consolidated Statements of Income for the years 2004, 2003 and 2002

Consolidated Statements of Cash Flow for the years 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Changes in Membership Interest for the years 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year

For The Year Ended December 31, 2004

Allowance for uncollectible accounts	$14	$2	$4	$1		$19

Reserve for obsolete materials	$9	$18	$—	$3		$24

For The Year Ended December 31, 2003

Allowance for uncollectible accounts	$22	$1	$(9)	$—		$14

Reserve for obsolete materials	$13	$1	$—	$5		$9

For The Year Ended December 31, 2002

Allowance for uncollectible accounts	$17	$26	$—	$21	(a)	$22

Reserve for obsolete materials	$12	$10	$3	$12		$13

(a)	Write-off of individual accounts receivable.

(b)	Exhibits

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

Exhibit No.	Description

2-1	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 1-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).

2-2	Agreement and Plan of Merger between Exelon Corporation and Public Service Enterprise Group Incorporated dated as of December 20, 2004 (File No. 1-16169, Form 8-K dated December 21, 2004, Exhibit 2.1).

3-1	Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2	Amendment to Articles of Incorporation of Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2004, Exhibit 3-1).

3-3	Amended and Restated Bylaws of Exelon Corporation, adopted January 27, 2004 (File No. 1-16169, 2003 Form 10-K Exhibit 3-2).

3-4	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-5	Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K, Exhibit 3-2).

3-6	Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-7	Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000 (File No. 1-1839, 2000 Form 10-K, Exhibit 3-6).

3-8	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-9	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

4-1	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2281, Exhibit B-1).

Exhibit No.	Description
4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

	Dated as of	File Reference	Exhibit No.
	May 1, 1927	2-2881	B-1(c)
	March 1, 1937	2-2881	B-1(g)
	December 1, 1941	2-4863	B-1(h)
	November 1, 1944	2-5472	B-1(i)
	December 1, 1946	2-6821	7-1(j)
	September 1, 1957	2-13562	2(b)-17
	May 1, 1958	2-14020	2(b)-18
	March 1, 1968	2-34051	2(b)-24
	March 1, 1981	2-72802	4-46
	March 1, 1981	2-72802	4-47
	December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)
	April 1, 1991	1-01401, 1991 Form 10-K	4(e)-76
	December 1, 1991	1-01401, 1991 Form 10-K	4(e)-77
	June 1, 1992	1-01401, June 30, 1992 Form 10-Q	4(e)-81
	March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86
	May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88
	May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89
	August 15, 1993	1-01401, Form 8-A dated August 19, 1993	4(e)-92
	May 1, 1995	1-01401, Form 8-K dated May 24, 1995	4(e)-96
	September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1
	October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2
	April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1
	April 15, 2004	0-16844, September 30, 2004 Form 10-Q	4-1-1

4-2	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).

4-3	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).

4-3-1	Supplemental Indentures to aforementioned Commonwealth Edison Mortgage.

	Dated as of	File Reference	Exhibit No.
	August 1, 1946	2-60201, Form S-7	2-1
	April 1, 1953	2-60201, Form S-7	2-1
	March 31, 1967	2-60201, Form S-7	2-1
	April 1,1967	2-60201, Form S-7	2-1
	February 28, 1969	2-60201, Form S-7	2-1
	May 29, 1970	2-60201, Form S-7	2-1
	June 1, 1971	2-60201, Form S-7	2-1
	April 1, 1972	2-60201, Form S-7	2-1
	May 31, 1972	2-60201, Form S-7	2-1
	June 15, 1973	2-60201, Form S-7	2-1
	May 31, 1974	2-60201, Form S-7	2-1
	June 13, 1975	2-60201, Form S-7	2-1
	May 28, 1976	2-60201, Form S-7	2-1
	June 3, 1977	2-60201, Form S-7	2-1
	May 17, 1978	2-99665, Form S-3	4-3

Exhibit No.	Description

	Dated as of	File Reference	Exhibit No.
	August 31, 1978	2-99665, Form S-3	4-3
	June 18, 1979	2-99665, Form S-3	4-3
	June 20, 1980	2-99665, Form S-3	4-3
	April 16, 1981	2-99665, Form S-3	4-3
	April 30, 1982	2-99665, Form S-3	4-3
	April 15, 1983	2-99665, Form S-3	4-3
	April 13, 1984	2-99665, Form S-3	4-3
	April 15, 1985	2-99665, Form S-3	4-3
	April 15, 1986	33-6879, Form S-3	4-9
	June 15, 1990	33-38232, Form S-3	4-12
	October 1, 1991	33-40018, Form S-3	4-13
	October 15, 1991	33-40018, Form S-3	4-14
	May 15, 1992	33-48542, Form S-3	4-14
	September 15, 1992	33-53766, Form S-3	4-14
	February 1, 1993	1-1839, 1992 Form 10-K	4-14
	April 1, 1993	33-64028, Form S-3	4-12
	April 15, 1993	33-64028, Form S-3	4-13
	June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1
	July 15, 1993	1-1839, Form 10-Q for quarter ended June 30, 1993.	4-1
	January 15, 1994	1-1839, 1993 Form 10-K	4-15
	December 1, 1994	1-1839, 1994 Form 10-K	4-16
	June 1, 1996	1-1839, 1996 Form 10-K	4-16
	March 1, 2002 May 20, 2002 June 1, 2002 October 7, 2002	1-1839, 2001 Form 10-K	4-4-1
	January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4
	March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4
	August 13, 2003	1-1839, Form 8-K dated August 25, 2003	4-4

4-3-2	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).

4-3-3	Instrument dated as of January 31, 1996, under the provisions of the Mortgage dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-4	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).

4-4-1	Supplemental Indentures to aforementioned Indenture.

	Dated as of	File Reference	Exhibit No.
	September 1, 1987	33-32929, Form S-3	4-16
	January 1, 1997	1-1839, 1999 Form 10-K	4-21
	September 1, 2000	1-1839, 2000 Form 10-K	4-7-3

4-5	Indenture dated June 1, 2001 between Generation and First Union National Bank (now Wachovia Bank, National Association) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).

4-6	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).

Exhibit No.	Description
4-7	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.1).

4-8	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.2).

4-9	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.3).

10-1	Stock Purchase Agreement among Exelon (Fossil) Holdings, Inc., as Buyer and The Stockholders of Sithe Energies, Inc., as Sellers, and Sithe Energies, Inc. (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 10-1).

10-2	Power Purchase Agreement among Generation and PECO (Registration Statement No. 333-85496, Form S-4, Exhibit 10.1).

10-3	Amended and Restated Power Purchase Agreement between Exelon Generation Company, LLC and Commonwealth Edison Company as of April 30, 2004 (File Nos. 1-01839 and 333-85496, Form 10-Q for quarter ended June 30, 2004, Exhibit 10-1).

10-4	Amended and restated employment agreement between Exelon Corporation and John W. Rowe dated as of November 26, 2001* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-2).

10-5	Amended and restated employment agreement between Exelon Corporation, Exelon Generation Company, LLC and Oliver D. Kingsley, Jr. dated as of April 29, 2003. (File Nos. 1-16169 and 333-85496, 2003 Form 10-K, Exhibit 10-7).*

10-6	Exelon Corporation Deferred Compensation Plan (File No. 1-16169, 2001 Form 10-K, Exhibit 10-3).

10-7	Exelon Corporation Retirement Program (File No. 1-16169, 2001 Form 10-K, Exhibit 10-4).

10-8	PECO Energy Company Unfunded Deferred Compensation Plan for Directors* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-4).

10-9	Exelon Corporation Long-Term Incentive Plan As Amended and Restated effective January 28, 2002* (File No. 1-16169, Exelon Proxy Statement dated March 13, 2002, Appendix B).

10-10-1	Form of Restricted Stock Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-1).

10-10-2	Forms of Transferable Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-2).

10-10-3	Forms of Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-3).

10-11	PECO Energy Company Management Incentive Compensation Plan *(File No. 1-01401, 1997 Proxy Statement, Appendix A).

10-12	PECO Energy Company 1998 Stock Option Plan* (Registration Statement No. 333-37082, Post-Effective Amendment No. 1 to Form S-4, Exhibit 4-3).

Exhibit No.	Description
10-13	Exelon Corporation Employee Savings Plan.

10-14	Second Amended and Restated Trust Agreement for PECO Energy Transition Trust (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.1).

10-15	Indenture dated as of March 1, 1999 between PECO Energy Transition Trust and The Bank of New York. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated March 25, 1999, Exhibit 4.3.1).

10-15-1	Series Supplement dated as of March 25, 1999 between PECO Energy Transition Trust and The Bank of New York. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated March 25, 1999, Exhibit 4.3.2).

10-15-2	Series Supplement dated as of March 1, 2001 between PECO Energy Transition Trust and The Bank of New York. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001, Exhibit 4.3.2).

10-15-3	Series Supplement dated as of May 2, 2000 between PECO Energy Transition Trust and The Bank of New York (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.3.2).

10-16	Intangible Transition Property Sale Agreement dated as of March 25,1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 10.1).

10-16-1	Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-17	Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 333-58055, PECO Energy Transition Trust Current Report on Form 8-K dated May 2, 2000, Exhibit 10.2).

10-17-1	Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-18	Exelon Corporation Cash Balance Pension Plan (File No. 1-16169, 2001 Form 10-K, Exhibit 10-14).

10-19	Joint Petition for Full Settlement of PECO Energy Company’s Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998. (Registration Statement No. 333-58055, Exhibit 10.3).

10-20	Joint Petition for Full Settlement of PECO Energy Company’s Application for Issuance of Qualified Rate Order Under Section 2812 of the Public Utility Code dated March 8, 2000 (Amendment No. 1 to Registration Statement No. 333-31646, Exhibit 10.4).

10-21	Unicom Corporation Amended and Restated Long-Term Incentive Plan *(File No. 1-11375, Unicom Proxy Statement dated April 7, 1999, Exhibit A).

10-21-1	First Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-8).

Exhibit No.	Description
10-21-2	Second Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-9).

10-22	Unicom Corporation General Provisions Regarding 1996 Stock Option Awards Granted under the Unicom Corporation and Long-Term Incentive Plan. *(File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-9).

10-23	Unicom Corporation General Provisions Regarding 1996B Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan. *(File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-8).

10-24	Unicom Corporation General Provisions Regarding Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan (Effective July 10, 1997) (File Nos. 1-11375 and 1-1839, 1999 Form 10-K, Exhibit 10-8).

10-25	Unicom Corporation Deferred Compensation Unit Plan, as amended *(File Nos. 1-11375 and 1-1839, 1995 Form 10-K, Exhibit 10-12).

10-26	Exelon Corporation Corporate Stock Deferral Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-22).

10-27	Unicom Corporation Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-12).

10-28	Commonwealth Edison Company Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-13).

10-29	Unicom Corporation 1996 Directors’ Fee Plan *(File No. 1-11375, Unicom Proxy Statement dated April 8, 1996, Appendix A).

10-29-1	Second Amendment to Unicom Corporation 1996 Directors Fee Plan *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-11).

10-30	Change in Control Agreement between Unicom Corporation, Commonwealth Edison Company and certain senior executives * (File Nos. 1-11375 and 1-1839, 1998 Form 10-K, Exhibit 10-24).

10-30-1	Forms of Change in Control Agreement Between PECO Energy Company and Certain Employees * (File No. 1-1401, 2000 Form 10-K, Exhibit 10-25-1).

10-31	Commonwealth Edison Company Executive Group Life Insurance Plan* (File No. 1-1839, 1980 Form 10-K, Exhibit 10-3).

10-31-1	Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan *(File No. 1-1839, 1981 Form 10-K, Exhibit 10-4).

10-31-2	Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan dated December 12, 1986 *(File No. 1-1839, 1986 Form 10-K, Exhibit 10-6).

10-31-3	Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan to implement program of “split dollar life insurance” dated December 13, 1990 *(File No. 1-1839, 1990 Form 10-K, Exhibit 10-10).

10-31-4	Amendment to Commonwealth Edison Company Executive Group Life Insurance Plan to stabilize the death benefit applicable to participants dated July 22, 1992 *(File No. 1-1839, 1992 Form 10-K, Exhibit 10-13).

10-32	Not used.

Exhibit No.	Description
10-32-1	First Amendment to the Commonwealth Edison Company Supplemental Management Retirement Plan. * (File No. 1-1839, 2000 Form 10-K, Exhibit 10-27-1)

10-33	Second Amendment and Restated Exelon Corporation Key Management Severance Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-30).

10-34	Forms of Change in Control Agreement between Exelon Corporation and certain senior executives (File No. 1-16169, 2001 Form 10-K, Exhibit 10-31).

10-35	Amendment No. 1 to Exelon Corporation Supplemental Management Retirement Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-32).

10-36	Form of Stock Award Agreement under the Unicom Corporation Long-Term Incentive Plan *(File Nos. 1-11375 and 1-1839, 1997 Form 10-K, Exhibit 10-37).

10-37	Amended and Restated Key Management Severance Plan for Unicom Corporation and Commonwealth Edison Company dated March 8, 1999 * (File No. 1-1839, 1999 Form 10-K, Exhibit 10-38).

10-37-1	Exelon Corporation Employee Stock Purchase Plan (Registration Statement No. 333-61390, Form S-8, Exhibit 4.2).

10-37-2	First Amendment to the Exelon Corporation Employee Stock Purchase Plan (File No. 1-16169, 2001 Form 10-K, Exhibit 10-34-2).

10-38	PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated January 1, 2001)* (File No. 1-1401, 2001 Form 10-K, Exhibit 10-35).

10-39	Exelon Corporation 2001 Performance Share Awards for Power Team Employees under the Exelon Corporation Long Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-36).

10-40	Agreement Regarding Various Matters Involving or Affecting Rates for Electric Service Offered by Commonwealth Edison Company dated as of March 3, 2003 among Commonwealth Edison Company and the other parties named therein (File No. 1-16169, Commonwealth Edison Company 2002 Form 10-K, Exhibit 10-41).

10-40-1	Amendment dated as of March 10, 2003 to the Agreement Regarding Various Matters Involving or Affecting Rates for Electric Service Offered by Commonwealth Edison Company (File No. 1-16169, Commonwealth Edison Company 2002 Form 10-K, Exhibit 10-41-1).

10-41	Retirement and Separation between Exelon Corporation, PECO Energy Company and Kenneth G. Lawrence, dated as of May 11, 2003 (File No. 0-16844, PECO Energy Company September 30, 2003 Form 10-Q, Exhibit 10.1).

10-42	Purchase and Sale Agreement dated as of October 10, 2003 between British Energy Investment Ltd. and Exelon Generation Company, LLC relating to the sale and purchase of 100% of the shares of British Energy US Holdings Inc. (File Nos. 1-16169 and 333-85496, Exelon Corporation and Exelon Generation Company, LLC September 30, 2003 Form 10-Q, Exhibit 10.2).

10-43	$1,000,000,000 Five Year Credit Agreement dated as of July 16, 2004 among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC as Borrowers and Various Financial Institutions as Lenders (Form 10-Q for quarter ended June 30, 2004, Exhibit 10-2).

10-43-1	$750,000,000 Three Year Credit Agreement dated as of October 31, 2003 among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC as Borrowers and Various Financial Institutions as Lenders (2003 Form 10-K, Exhibit 10-44-1).

Exhibit No.	Description
10-43-2	First Amendment dated as of July 16, 2004 to Three Year Credit Agreement dates as of October 31, 2003 among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC, various financial institutions and Bank One, NA, as administrative agent (Form 10-Q for quarter ended June 30, 2004, Exhibit 10-3).

10-44	$850,000,000 Credit Agreement dated as of September 29, 2003 among Exelon Generation Company, LLC as Borrower and Various Financial Institutions as Lenders (File No. 333-85496, 2003 Form 10-K, Exhibit 10-45).

10-45	Michael B. Bemis separation letter, dated December 19, 2003. (File Nos. 1-01839 and 0-16844, Commonwealth Edison Company and PECO Energy Company, Form 10-Q for quarter ended March 31, 2004, Exhibit 10.1).

10-46	Letter Agreement dated November 1, 2004 between Exelon Corporation and Oliver D. Kingsley, Jr.

10-47	First Amendment to Employment Agreement between Exelon Corporation and John W. Rowe dated as of December 20, 2004 (File No. 1-16169, Form 8-K dated December 21, 2004, Exhibit 10.1).

10-48	Exelon Corporation Senior Management Severance Plan (as amended through September 1, 2004).

10-49	Exelon Corporation Annual Incentive Plan for Senior Executives (effective January 1, 2004).

10-50	Form of change in control employment agreement for Senior Executives newly eligible or promoted after January 1, 2004.

10-51	Form of change in control employment agreement (amended and restated as of May 1, 2004).

10-52	Amendment One to Exelon Corporation Deferred Compensation Plan.

10-53	Amendment Two to Exelon Corporation Supplemental Management Retirement Plan.

10-54	Restatement of the Exelon Corporation Employee Stock Purchase Plan effective May 1, 2004 and Appendix One thereto.

14	Exelon Code of Conduct

Subsidiaries

21-1	Exelon Corporation

21-2	Commonwealth Edison Company

21-3	PECO Energy Company

21-4	Exelon Generation Company, LLC

Consent of Independent Auditors

23-1	Exelon Corporation

23-2	Commonwealth Edison Company

23-3	PECO Energy Company

Power of Attorney

24-1	Edward A. Brennan

24-2	M. Walter D’Alessio

Exhibit No.	Description

24-3	Nicholas DeBenedictis

24-4	Bruce DeMars

24-5	Nelson A. Diaz

24-6	Sue L. Gin

24-7	Rosemarie B. Greco

24-8	Edgar D. Jannotta

24-9	John M. Palms, Ph.D.

24-10	John W. Rogers, Jr.

24-11	Ronald Rubin

24-12	Richard L. Thomas

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the following officers for the following registrants:

31-1	Filed by John W. Rowe for Exelon Corporation

31-2	Filed by Robert S. Shapard for Exelon Corporation

31-3	Filed by John L. Skolds for Commonwealth Edison Company

31-4	Filed by J. Barry Mitchell for Commonwealth Edison Company

31-5	Filed by John L. Skolds for PECO Energy Company

31-6	Filed by J. Barry Mitchell for PECO Energy Company

31-7	Filed by John F. Young for Exelon Generation Company, LLC

31-8	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the following officers for the following registrants:

32-1	Filed by John W. Rowe for Exelon Corporation

32-2	Filed by Robert S. Shapard for Exelon Corporation

32-3	Filed by John L. Skolds for Commonwealth Edison Company

32-4	Filed by J. Barry Mitchell for Commonwealth Edison Company

32-5	Filed by John L. Skolds for PECO Energy Company

32-6	Filed by J. Barry Mitchell for PECO Energy Company

32-7	Filed by John F. Young for Exelon Generation Company, LLC

32-8	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

*	Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 23rd day of February, 2005.

EXELON CORPORATION

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2005.

Signature	Title

/s/ JOHN W. ROWE John W. Rowe	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ ROBERT S. SHAPARD Robert S. Shapard	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Vice President and Corporate Controller (Principal Accounting Officer)

This annual report has also been signed below by John W. Rowe, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

EDWARD A. BRENNAN	ROSEMARIE B. GRECO
M. WALTER D’ALESSIO	EDGAR D. JANNOTTA
NICHOLAS DEBENEDICTIS	JOHN M. PALMS, PHD.
BRUCE DEMARS	JOHN W. ROGERS, JR.
NELSON A. DIAZ	RONALD RUBIN
SUE L. GIN	RICHARD L. THOMAS

By:	/s/ JOHN W. ROWE	February 23, 2005
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 23rd day of February, 2005.

COMMONWEALTH EDISON COMPANY

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President, Exelon, and Chair and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2005.

Signature	Title
/s/ JOHN W. ROWE John W. Rowe	Chairman, Chief Executive Officer and President, Exelon, and Chair and Director

/s/ JOHN L. SKOLDS John L. Skolds	President, Exelon Energy Delivery, and Director (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ FRANK M. CLARK Frank M. Clark	President and Director

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Vice President and Corporate Controller, Exelon (Principal Accounting Officer)

/s/ ROBERT S. SHAPARD Robert S. Shapard	Director

/s/ S. GARY SNODGRASS S. Gary Snodgrass	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 23rd day of February, 2005.

PECO ENERGY COMPANY

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President, Exelon, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2005.

Signature	Title
/s/ JOHN W. ROWE John W. Rowe	Chairman, Chief Executive Officer and President, Exelon, and Director

/s/ JOHN L. SKOLDS John L. Skolds	President, Exelon Energy Delivery, and Director (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ DENIS P. O’BRIEN Denis P. O’Brien	President and Director

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Vice President and Corporate Controller, Exelon (Principal Accounting Officer)

/s/ ROBERT S. SHAPARD Robert S. Shapard	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 23rd day of February, 2005.

EXELON GENERATION COMPANY, LLC

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President, Exelon

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2005.

Signature	Title
/s/ JOHN W. ROWE John W. Rowe	Chairman, Chief Executive Officer and President, Exelon

/s/ JOHN F. YOUNG John F. Young	President (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ JON D. VEURINK Jon D. Veurink	Vice President and Controller (Principal Accounting Officer)