Form 10-Q
period 2005-09-30
EXELON GENERATION CO LLC; EXELON CORP; COMMONWEALTH EDISON CO; PECO ENERGY CO
filed 2005-10-27
CIK 1168165, 1109357, 22606, 78100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☐.
      The number of shares outstanding of each registrant’s common stock as of September 30, 2005 was:

Exelon Corporation Common Stock, without par value	667,225,227
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	not applicable
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation     Yes ☑          No ☐. Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.

		Page No.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	153
	Exelon Corporation	153
Item 4.	Submission of Matters to Vote of Security Holders	153
	Exelon Corporation	153
Item 5.	Other Information	154
	Exelon Corporation	154
	PECO Energy Company	154
Item 6.	Exhibits	155
SIGNATURES		160
	Exelon Corporation	160
	Commonwealth Edison Company	160
	PECO Energy Company	161
	Exelon Generation Company, LLC	161
Amendment to Articles of Incorporation of Exelon Corporation
Certification for John W. Rowe for Exelon Corporation
Certification for John F. Young for Exelon Corporation
Certification for J. Barry Mitchell for Exelon Corporation
Certification for John L. Skolds for Commonwealth Edison Company
Certification for J. Barry Mitchell for Commonwealth Edison Company
Certification for John L. Skolds for PECO Energy Company
Certification for J. Barry Mitchell for PECO Energy Company
Certification for John L. Skolds for Exelon Generation Company, LLC
Certification for J. Barry Mitchell for Exelon Generation Company, LLC
Certification for John W. Rowe for Exelon Corporation
Certification for John F. Young for Exelon Corporation
Certification for J. Barry Mitchell for Exelon Corporation
Certification for John L. Skolds for Commonwealth Edison Company
Certification for J. Barry Mitchell for Commonwealth Edison Company
Certification for John L. Skolds for PECO Energy Company
Certification for J. Barry Mitchell for PECO Energy Company
Certification for John L. Skolds for Exelon Generation Company, LLC
Certification for J. Barry Mitchell for Exelon Generation Company, LLC

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
FORWARD-LOOKING STATEMENTS
      Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, as well as the items discussed in (a) the Registrants’ 2004 Annual Report on Form 10-K — ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Outlook and the Challenges in Managing Our Business for each of Exelon, ComEd, PECO and Generation and Current Report on Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K, (b) the Registrants’ 2004 Annual Report on Form 10-K — ITEM 8. Financial Statements and Supplementary Data: Exelon — Note 20, ComEd — Note 15, PECO — Note 14 and Generation — Note 16 and Current Report on Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K, (c) Exelon’s Current Report on Form 8-K filed on May 13, 2005, including those discussed in Exhibit 99.2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Exhibit 99.3 “Financial Statements and Supplementary Data”, (d) Generation’s Current Report on Form 8-K filed on May 13, 2005, including those discussed in Exhibit 99.5 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Exhibit 99.6 “Financial Statements and Supplementary Data” and (e) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
WHERE TO FIND MORE INFORMATION
      The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at www.sec.gov and Exelon’s website at www.exeloncorp.com. Information contained on Exelon’s web site shall not be deemed incorporated into, or to be a part of, this Report.

PAGE INTENTIONALLY LEFT BLANK

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

EXELON CORPORATION
EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In millions, except per share data)
Operating revenues	$4,473	$3,748	$11,519	$10,821
Operating expenses
Purchased power	1,210	887	2,442	2,145
Fuel	471	346	1,570	1,636
Operating and maintenance	911	778	2,804	2,696
Depreciation and amortization	358	362	1,003	974
Taxes other than income	211	177	560	548

Total operating expenses	3,161	2,550	8,379	7,999

Operating income	1,312	1,198	3,140	2,822

Other income and deductions
Interest expense	(139)	(112)	(374)	(362)
Interest expense to affiliates	(77)	(88)	(241)	(271)
Distributions on preferred securities of subsidiary	(1)	(1)	(3)	(3)
Equity in losses of unconsolidated affiliates	(39)	(42)	(107)	(97)
Other, net	12	(102)	111	46

Total other income and deductions	(244)	(345)	(614)	(687)

Income from continuing operations before income taxes and minority interest	1,068	853	2,526	2,135
Income taxes	344	279	779	661

Income from continuing operations before minority interest	724	574	1,747	1,474
Minority interest	—	3	—	3

Income from continuing operations	724	577	1,747	1,477
Discontinued operations
Income (loss) from discontinued operations (net of income taxes of $0, $2, $(2) and $(23) for the three and nine months ended September 30, 2005 and 2004, respectively)	—	1	(3)	(30)
Gain (loss) on disposal of discontinued operations (net of income taxes of $1, $(1), $5 and $18 for the three and nine months ended September 30, 2005 and 2004, respectively)	1	(1)	16	31

Income from discontinued operations	1	—	13	1

Income before cumulative effect of changes in accounting principles	725	577	1,760	1,478
Cumulative effect of changes in accounting principles (net of income taxes of $(5) and $17 for the three and nine months ended September 30, 2004, respectively)	—	(9)	—	23

Net income	725	568	1,760	1,501

Other comprehensive income (loss), net of income taxes
Minimum pension liability	—	—	2	—
Change in net unrealized gain (loss) on cash-flow hedges	(161)	77	(294)	(68)
Foreign currency translation adjustment	—	—	—	(2)
Unrealized gain (loss) on marketable securities	15	7	(9)	18

Total other comprehensive income (loss)	(146)	84	(301)	(52)

Total comprehensive income	$579	$652	$1,459	$1,449

Average shares of common stock outstanding — Basic	670	661	669	660

Average shares of common stock outstanding — Diluted	677	669	676	668

Earnings per average common share — Basic:
Income from continuing operations	$1.08	$0.87	$2.61	$2.23
Income from discontinued operations	—	—	0.02	—

Income before cumulative effect of changes in accounting principles	1.08	0.87	2.63	2.23
Cumulative effect of changes in accounting principles	—	(0.01)	—	0.04

Net income	$1.08	$0.86	$2.63	$2.27

Earnings per average common share — Diluted:
Income from continuing operations	$1.07	$0.86	$2.58	$2.21
Income from discontinued operations	—	—	0.02	—

Income before cumulative effect of changes in accounting principles	1.07	0.86	2.60	2.21
Cumulative effect of changes in accounting principles	—	(0.01)	—	0.04

Net income	$1.07	$0.85	$2.60	$2.25

Dividends per common share	$0.400	$0.305	$1.200	$0.860

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$1,760	$1,501
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	1,477	1,449
Other decommissioning-related activities	18	65
Cumulative effect of changes in accounting principles (net of income taxes)	—	(23)
Deferred income taxes and amortization of investment tax credits	487	314
Provision for uncollectible accounts	48	59
Equity in losses of unconsolidated affiliates	107	97
Gain on sales of investments and wholly owned subsidiaries	(19)	(154)
Net realized gains on nuclear decommissioning trust funds	(52)	(9)
Other non-cash operating activities	39	(24)
Changes in assets and liabilities:
Accounts receivable	(213)	(6)
Inventories	(54)	(20)
Other current assets	(231)	105
Accounts payable, accrued expenses and other current liabilities	125	(92)
Income taxes	257	149
Net realized and unrealized mark-to-market and hedging transactions	(168)	(6)
Pension and non-pension postretirement benefits obligation	(1,893)	(259)
Other noncurrent assets and liabilities	(99)	8

Net cash flows provided by operating activities	1,589	3,154

Cash flows from investing activities
Capital expenditures	(1,521)	(1,295)
Proceeds from sale of nuclear decommissioning trust fund assets	3,234	1,485
Investment in nuclear decommissioning trust funds	(3,387)	(1,687)
Collection of other notes receivable	—	58
Proceeds from sales of investments and wholly owned subsidiaries, net of $32 of cash sold during the nine months ended September 30, 2005	105	238
Proceeds from sales of long-lived assets	2	50
Acquisition of Sithe Energies, Inc.	(97)	—
Investment in synthetic fuel-producing facilities	(92)	(32)
Change in restricted cash	38	(18)
Net cash increase from consolidation of Sithe Energies, Inc.	—	19
Other investing activities	(10)	(25)

Net cash flows used in investing activities	(1,728)	(1,207)

Cash flows from financing activities
Issuance of long-term debt	1,788	75
Retirement of long-term debt	(382)	(973)
Retirement of long-term debt to financing affiliates	(639)	(547)
Issuance of short-term debt	2,500	—
Retirement of short-term debt	(2,200)	—
Change in other short-term debt	(344)	(1)
Payment on acquisition note payable to Sithe Energies, Inc.	—	(27)
Dividends paid on common stock	(804)	(565)
Proceeds from employee stock plans	193	192
Purchase of treasury stock	(262)	(75)
Other financing activities	(57)	36

Net cash flows used in financing activities	(207)	(1,885)

Increase (decrease) in cash and cash equivalents	(346)	62
Cash and cash equivalents at beginning of period	499	493

Cash and cash equivalents at end of period	$153	$555

Supplemental cash flow information — Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$—	$85
Disposition of Boston Generating, LLC	—	102
Note payable issued for investment in synthetic fuel-producing facilities	—	22
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$153	$499
Restricted cash and investments	32	60
Accounts receivable, net
Customer	1,834	1,649
Other	263	409
Mark-to-market derivative assets	1,240	403
Inventories, at average cost
Fossil fuel	262	230
Materials and supplies	336	312
Deferred income taxes	108	68
Other	495	296

Total current assets	4,723	3,926

Property, plant and equipment, net	21,613	21,482
Deferred debits and other assets
Regulatory assets	4,460	4,790
Nuclear decommissioning trust funds	5,455	5,262
Investments	811	804
Goodwill	4,696	4,705
Mark-to-market derivative assets	397	383
Pension asset	83	—
Other	914	1,418

Total deferred debits and other assets	16,816	17,362

Total assets	$43,152	$42,770

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$446	$490
Long-term debt due within one year	218	427
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	615	486
Accounts payable	1,434	1,255
Mark-to-market derivative liabilities	1,684	598
Accrued expenses	978	1,143
Other	670	483

Total current liabilities	6,045	4,882

Long-term debt	8,076	7,292
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	3,542	4,311
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes	4,753	4,488
Unamortized investment tax credits	265	275
Asset retirement obligation	3,872	3,981
Pension obligations	112	1,993
Non-pension postretirement benefits obligation	1,136	1,065
Spent nuclear fuel obligation	897	878
Regulatory liabilities	2,343	2,204
Mark-to-market derivative liabilities	482	323
Other	839	915

Total deferred credits and other liabilities	14,699	16,122

Total liabilities	32,907	33,152

Commitments and contingencies
Minority interest of consolidated subsidiary	1	42
Preferred securities of subsidiaries	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 667.2 and 664.2 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	7,939	7,664
Treasury stock, at cost (7.5 and 2.5 shares held at September 30, 2005 and December 31, 2004, respectively)	(344)	(82)
Retained earnings	4,309	3,353
Accumulated other comprehensive loss	(1,747)	(1,446)

Total shareholders’ equity	10,157	9,489

Total liabilities and shareholders’ equity	$43,152	$42,770

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
(Dollars in millions,	Shares	Stock	Stock	Earnings	Loss	Equity
shares in thousands)
Balance, December 31, 2004	666,688	$7,664	$(82)	$3,353	$(1,446)	$9,489
Net income	—	—	—	1,760	—	1,760
Long-term incentive plan activity	8,048	275	—	—	—	275
Common stock purchases	—	—	(262)	—	—	(262)
Common stock dividends declared	—	—	—	(804)	—	(804)
Other comprehensive loss, net of income taxes	—	—	—	—	(301)	(301)

Balance, September 30, 2005	674,736	$7,939	$(344)	$4,309	$(1,747)	$10,157

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,945	$1,720	$4,814	$4,441
Operating revenues from affiliates	3	—	8	17

Total operating revenues	1,948	1,720	4,822	4,458

Operating expenses
Purchased power	91	80	247	144
Purchased power from affiliate	991	827	2,514	1,870
Operating and maintenance	161	189	475	544
Operating and maintenance from affiliates	50	42	139	125
Depreciation and amortization	111	104	308	309
Taxes other than income	81	68	232	219

Total operating expenses	1,485	1,310	3,915	3,211

Operating income	463	410	907	1,247

Other income and deductions
Interest expense	(49)	(59)	(152)	(203)
Interest expense to affiliates	(22)	(27)	(71)	(85)
Equity in losses of unconsolidated affiliates	(3)	(4)	(11)	(13)
Interest income from affiliates	—	6	3	16
Net loss on the extinguishment of long-term debt	—	(106)	—	(106)
Other, net	(10)	(1)	—	6

Total other income and deductions	(84)	(191)	(231)	(385)

Income before income taxes	379	219	676	862
Income taxes	155	95	273	351

Net income	224	124	403	511

Other comprehensive income (loss), net of income taxes
Change in net unrealized gain on cash-flow hedges	21	—	—	—
Unrealized gain on marketable securities	1	—	1	—
Foreign currency translation adjustment	—	(1)	—	(1)

Total other comprehensive income (loss)	22	(1)	1	(1)

Total comprehensive income	$246	$123	$404	$510

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$403	$511
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	308	309
Deferred income taxes and amortization of investment tax credits	190	157
Provision for uncollectible accounts	21	25
Equity in losses of unconsolidated affiliates	11	13
Other non-cash operating activities	46	80
Changes in assets and liabilities:
Accounts receivable	(189)	(110)
Other current assets	(11)	—
Accounts payable, accrued expenses and other current liabilities	17	(34)
Changes in receivables and payables to affiliates	8	24
Income taxes	30	53
Pension asset and non-pension postretirement benefits obligation	(760)	(141)
Other noncurrent assets and liabilities	(16)	(20)

Net cash flows provided by operating activities	58	867

Cash flows from investing activities
Capital expenditures	(597)	(518)
Changes in Exelon intercompany money pool contributions	308	405
Change in restricted cash	—	20
Notes receivable from affiliates	—	436
Other investing activities	3	12

Net cash flows provided by (used in) investing activities	(286)	355

Cash flows from financing activities
Issuance of short-term debt	146	—
Issuance of long-term debt	91	—
Retirement of long-term debt	(310)	(798)
Retirement of long-term debt to ComEd Transitional Funding Trust	(278)	(261)
Changes in Exelon intercompany money pool borrowings	110	17
Dividends paid on common stock	(352)	(320)
Contributions from parent	834	94
Settlement of cash-flow and fair-value hedges	—	26
Other financing activities	(5)	2

Net cash flows provided by (used in) financing activities	236	(1,240)

Increase (decrease) in cash and cash equivalents	8	(18)
Cash and cash equivalents at beginning of period	30	34

Cash and cash equivalents at end of period	$38	$16

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$38	$30
Accounts receivable, net
Customer	899	726
Other	35	50
Inventories, at average cost	48	48
Deferred income taxes	22	—
Receivables from affiliates	16	10
Contributions to Exelon intercompany money pool	—	308
Other	36	24

Total current assets	1,094	1,196

Property, plant and equipment, net	9,806	9,463
Deferred debits and other assets
Investments	40	39
Investment in affiliates	38	52
Goodwill	4,696	4,705
Receivables from affiliates	1,539	1,443
Pension asset	943	156
Other	362	387

Total deferred debits and other assets	7,618	6,782

Total assets	$18,518	$17,441

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$109	$272
Long-term debt to ComEd Transitional Funding Trust due within one year	297	321
Accounts payable	273	196
Accrued expenses	555	589
Payable to affiliates	266	227
Notes payable	146	—
Borrowings from Exelon intercompany money pool	110	—
Customer deposits	106	93
Deferred income taxes	—	17
Other	42	49

Total current liabilities	1,904	1,764

Long-term debt	2,829	2,901
Long-term debt to ComEd Transitional Funding Trust	766	1,020
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes	2,125	1,890
Unamortized investment tax credits	44	45
Non-pension postretirement benefits obligation	222	195
Payables to affiliates	16	17
Regulatory liabilities	2,343	2,204
Other	282	304

Total deferred credits and other liabilities	5,032	4,655

Total liabilities	10,892	10,701

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Preference stock	7	7
Other paid-in capital	4,877	4,168
Receivable from parent	—	(125)
Retained earnings	1,153	1,102
Accumulated other comprehensive income	1	—

Total shareholders’ equity	7,626	6,740

Total liabilities and shareholders’ equity	$18,518	$17,441

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Other	Receivable	Retained	Retained	Other	Total
	Common	Preference	Paid-In	from	Earnings	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Capital	Parent	Unappropriated	Appropriated	Income	Equity
(In millions)
Balance, December 31, 2004	$1,588	$7	$4,168	$(125)	$—	$1,102	$—	$6,740
Net income	—	—	—	—	403	—	—	403
Repayment of receivable from parent	—	—	—	125	—	—	—	125
Capital contribution from parent	—	—	709	—	—	—	—	709
Appropriation of Retained Earnings for future dividends	—	—	—	—	(403)	403	—	—
Common stock dividends	—	—	—	—	—	(352)	—	(352)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	1	1

Balance, September 30, 2005	$1,588	$7	$4,877	$—	$—	$1,153	$1	$7,626

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,318	$1,119	$3,648	$3,381
Operating revenues from affiliates	4	5	13	14

Total operating revenues	1,322	1,124	3,661	3,395

Operating expenses
Purchased power	71	49	181	149
Purchased power from affiliate	513	409	1,273	1,108
Fuel	42	28	372	354
Fuel from affiliate	—	7	1	14
Operating and maintenance	115	96	315	310
Operating and maintenance from affiliates	28	26	81	77
Depreciation and amortization	159	144	431	395
Taxes other than income	74	64	189	181

Total operating expenses	1,002	823	2,843	2,588

Operating income	320	301	818	807

Other income and deductions
Interest expense	(15)	(15)	(41)	(42)
Interest expense to affiliates	(55)	(61)	(171)	(187)
Equity in losses of unconsolidated affiliates	(4)	(6)	(12)	(19)
Interest income from affiliates	—	—	1	—
Other, net	2	3	10	8

Total other income and deductions	(72)	(79)	(213)	(240)

Income before income taxes	248	222	605	567
Income taxes	82	83	200	195

Net income	166	139	405	372
Preferred stock dividends	1	1	3	3

Net income on common stock	$165	$138	$402	$369

Other comprehensive income (loss), net of income taxes
Net income	$166	$139	$405	$372
Other comprehensive income (net of income taxes):
Change in net unrealized gain (loss) on cash-flow hedges	—	—	(2)	2
Unrealized gain on marketable securities	—	—	—	2

Total other comprehensive income (loss)	—	—	(2)	4

Total comprehensive income	$166	$139	$403	$376

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$405	$372
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	431	395
Deferred income taxes and amortization of investment tax credits	(87)	(72)
Provision for uncollectible accounts	26	30
Equity in losses of unconsolidated affiliates	12	19
Other non-cash operating activities	—	4
Changes in assets and liabilities:
Accounts receivable	(4)	4
Inventories	(34)	(15)
Deferred energy costs	47	52
Prepaid utility taxes	(26)	(20)
Other current assets	(7)	(2)
Accounts payable, accrued expenses and other current liabilities	(95)	(95)
Change in receivables and payables to affiliates, net	40	9
Income taxes	6	101
Pension asset and non-pension postretirement benefits obligation	(142)	20
Other noncurrent assets and liabilities	28	(12)

Net cash flows provided by operating activities	600	790

Cash flows from investing activities
Capital expenditures	(210)	(162)
Changes in Exelon intercompany money pool contributions	34	(26)
Change in restricted cash	27	(3)
Other investing activities	4	2

Net cash flows used in investing activities	(145)	(189)

Cash flows from financing activities
Issuance of long-term debt	—	75
Retirement of long-term debt	(15)	(77)
Retirement of long-term debt to PECO Energy Transition Trust	(361)	(286)
Change in short-term debt	—	(46)
Changes in Exelon intercompany money pool borrowings	7	—
Dividends paid on common and preferred stock	(350)	(279)
Contribution from parent	215	106
Other financing activities	—	4

Net cash flows used in financing activities	(504)	(503)

Increase (decrease) in cash and cash equivalents	(49)	98
Cash and cash equivalents at beginning of period	74	18

Cash and cash equivalents at end of period	$25	$116

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$25	$74
Restricted cash	2	29
Accounts receivable, net
Customer	358	368
Other	22	34
Inventories, at average cost
Gas	150	117
Materials and supplies	11	10
Contributions to Exelon intercompany money pool	—	34
Deferred income taxes	20	24
Deferred energy costs	24	71
Prepaid utility taxes	27	1
Other	18	11

Total current assets	657	773

Property, plant and equipment, net	4,423	4,329
Deferred debits and other assets
Regulatory assets	4,460	4,790
Investments	22	22
Investment in affiliates	77	87
Receivable from affiliate	61	46
Pension asset	193	77
Other	14	9

Total deferred debits and other assets	4,827	5,031

Total assets	$9,907	$10,133

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$31	$46
Long-term debt to PECO Energy Transition Trust due within one year	319	165
Accounts payable	116	121
Accrued expenses	176	263
Payables to affiliates	186	146
Borrowings from Exelon intercompany money pool	7	—
Customer deposits	51	42
Other	8	11

Total current liabilities	894	794

Long-term debt	1,153	1,153
Long-term debt to PECO Energy Transition Trust	2,776	3,291
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes	2,771	2,834
Unamortized investment tax credits	17	19
Non-pension postretirement benefits obligation	293	319
Other	153	141

Total deferred credits and other liabilities	3,234	3,313

Total liabilities	8,241	8,735

Commitments and contingencies
Shareholders’ equity
Common stock	2,176	2,176
Preferred stock	87	87
Receivable from parent	(1,267)	(1,482)
Retained earnings	662	607
Accumulated other comprehensive income	8	10

Total shareholders’ equity	1,666	1,398

Total liabilities and shareholders’ equity	$9,907	$10,133

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Receivable		Other	Total
	Common	Preferred	from	Retained	Comprehensive	Shareholders’
	Stock	Stock	Parent	Earnings	Income	Equity
(In millions)
Balance, December 31, 2004	$2,176	$87	$(1,482)	$607	$10	$1,398
Net income	—	—	—	405	—	405
Common stock dividends	—	—	—	(347)	—	(347)
Preferred stock dividends	—	—	—	(3)	—	(3)
Repayment of receivable from parent	—	—	215	—	—	215
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)

Balance, September 30, 2005	$2,176	$87	$(1,267)	$662	$8	$1,666

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,207	$907	$3,047	$2,984
Operating revenues from affiliates	1,504	1,244	3,789	2,994

Total operating revenues	2,711	2,151	6,836	5,978

Operating expenses
Purchased power	1,047	757	2,014	1,852
Purchased power from affiliates	—	—	—	11
Fuel	441	318	1,227	1,276
Operating and maintenance	469	348	1,547	1,405
Operating and maintenance from affiliates	68	66	201	200
Depreciation and amortization	63	93	188	212
Taxes other than income	48	41	122	134

Total operating expenses	2,136	1,623	5,299	5,090

Operating income	575	528	1,537	888

Other income and deductions
Interest expense	(33)	(24)	(89)	(76)
Interest expense to affiliates	—	(1)	(2)	(3)
Equity in earnings (losses) of unconsolidated affiliates	(2)	(5)	2	(7)
Other, net	13	4	82	118

Total other income and deductions	(22)	(26)	(7)	32

Income from continuing operations before income taxes and minority interest	553	502	1,530	920
Income taxes	219	193	595	352

Income from continuing operations before minority interest	334	309	935	568
Minority interest	—	4	—	3

Income from continuing operations	334	313	935	571
Discontinued operations
Income (loss) from discontinued operations (net of income taxes of $0, $5, $(1) and $(9) for the three and nine months ended September 30, 2005 and 2004, respectively)	—	6	—	(4)
Gain on disposal of discontinued operations (net of income taxes of $1, $0, $5 and $0 for the three and nine months ended September 30, 2005 and 2004, respectively)	1	—	16	—

Income (loss) from discontinued operations	1	6	16	(4)

Income before cumulative effect of a change in accounting principle	335	319	951	567
Cumulative effect of a change in accounting principle (net of income taxes of $22)	—	—	—	32

Net income	335	319	951	599

Other comprehensive income (loss), net of income taxes
Change in net unrealized gain (loss) on cash-flow hedges	(181)	77	(266)	(70)
Unrealized gain (loss) on marketable securities	14	7	(10)	15
Foreign currency translation adjustment	—	1	(1)	(1)

Total other comprehensive income (loss)	(167)	85	(277)	(56)

Total comprehensive income	$168	$404	$674	$543

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$951	$599
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	661	687
Cumulative effect of a change in accounting principle (net of income taxes)	—	(32)
Other decommissioning-related activities	18	65
Gain on sale of investments	(21)	(91)
Deferred income taxes and amortization of investment tax credits	378	159
Provision for uncollectible accounts	—	3
Equity in (earnings) losses of unconsolidated affiliates	(2)	7
Net realized gains on nuclear decommissioning trust funds	(52)	(9)
Other non-cash operating activities	(28)	(69)
Changes in assets and liabilities:
Accounts receivable	(73)	78
Receivables and payables to affiliates, net	(70)	(5)
Inventories	(20)	—
Other current assets	(236)	66
Accounts payable, accrued expenses and other current liabilities	221	(46)
Income taxes	130	220
Net realized and unrealized mark-to-market and hedging transactions	(139)	(18)
Pension asset and non-pension postretirement benefits obligation	(823)	(89)
Other noncurrent assets and liabilities	(64)	(17)

Net cash flows provided by operating activities	831	1,508

Cash flows from investing activities
Capital expenditures	(704)	(608)
Proceeds from sale of nuclear decommissioning trust fund assets	3,234	1,485
Investment in nuclear decommissioning trust funds	(3,387)	(1,687)
Changes in Exelon intercompany money pool contributions	—	(17)
Acquisition of Sithe Energies, Inc.	(97)	—
Proceeds from sale of wholly owned subsidiaries, net of $32 of cash sold during the nine months ended September 30, 2005	103	24
Proceeds from the sale of long-lived assets	—	42
Net cash increase from consolidation of Sithe Energies, Inc. and Exelon Energy Company	—	24
Change in restricted cash	(1)	(8)
Other investing activities	(9)	13

Net cash flows used in investing activities	(861)	(732)

Cash flows from financing activities
Retirement of long-term debt	(11)	(29)
Payment on acquisition note payable to Sithe Energies, Inc.	—	(27)
Changes in Exelon intercompany money pool borrowings	(283)	(445)
Distribution to member	(749)	(170)
Contribution from member	843	6
Other financing activities	1	1

Net cash flows used in financing activities	(199)	(664)

Increase (decrease) in cash and cash equivalents	(229)	112
Cash and cash equivalents at beginning of period	263	158

Cash and cash equivalents at end of period	$34	$270

Supplemental cash flow information — Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$—	$85
Contribution of Exelon Energy Company from Exelon Corporation	—	(9)
Disposition of Boston Generating, LLC	—	102
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$34	$263
Restricted cash and investments	3	26
Accounts receivable, net
Customer	566	525
Other	150	209
Mark-to-market derivative assets	1,240	403
Receivables from affiliates	394	332
Inventories, at average cost
Fossil fuel	112	112
Materials and supplies	276	255
Deferred income taxes	51	48
Other	381	148

Total current assets	3,207	2,321

Property, plant and equipment, net	7,247	7,536
Deferred debits and other assets
Nuclear decommissioning trust funds	5,455	5,262
Investments	119	103
Receivable from affiliate	11	11
Pension asset	1,016	199
Mark-to-market derivative assets	367	373
Other	140	633

Total deferred debits and other assets	7,108	6,581

Total assets	$17,562	$16,438

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Long-term debt due within one year	$12	$47
Accounts payable	970	856
Mark-to-market derivative liabilities	1,684	598
Borrowings from Exelon intercompany money pool	—	283
Payables to affiliates	34	42
Accrued expenses	330	367
Other	395	223

Total current liabilities	3,425	2,416

Long-term debt	1,788	2,583
Deferred credits and other liabilities
Asset retirement obligation	3,871	3,980
Pension obligation	12	21
Non-pension postretirement benefits obligation	587	584
Spent nuclear fuel obligation	897	878
Deferred income taxes	613	506
Unamortized investment tax credits	203	210
Payable to affiliates	1,565	1,479
Mark-to-market derivative liabilities	481	323
Other	311	375

Total deferred credits and other liabilities	8,540	8,356

Total liabilities	13,753	13,355

Commitments and contingencies
Minority interest of consolidated subsidiary	2	44
Member’s equity
Membership interest	3,204	2,361
Undistributed earnings	963	761
Accumulated other comprehensive loss	(360)	(83)

Total member’s equity	3,807	3,039

Total liabilities and member’s equity	$17,562	$16,438

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Membership	Undistributed	Comprehensive	Member’s
(In millions)	Interest	Earnings	Loss	Equity

Balance, December 31, 2004	$2,361	$761	$(83)	$3,039
Net income	—	951	—	951
Distribution to member	—	(749)	—	(749)
Contribution from member	843	—	—	843
Other comprehensive loss, net of income taxes	—	—	(277)	(277)

Balance, September 30, 2005	$3,204	$963	$(360)	$3,807

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

1.	Basis of Presentation (Exelon, ComEd, PECO and Generation)
      Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the energy delivery and wholesale generation businesses discussed below (see Note 15 — Segment Information). The energy delivery businesses (Energy Delivery) include the purchase and regulated retail sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and retail sale of natural gas and related distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia. The generation business consists principally of the electric generating facilities and wholesale energy marketing operations of Exelon Generation Company, LLC (Generation), the competitive retail sales business of Exelon Energy Company (Exelon Energy) and certain other generation projects. Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises) in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment.
      The consolidated financial statements of Exelon, ComEd, PECO and Generation (collectively, the Registrants) each include the accounts of entities in which it has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and its proportionate interests in jointly owned utility plants, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies the registrant as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon, ComEd, PECO and Generation do not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.
      In accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R), Exelon and Generation consolidated Sithe Energies, Inc. (Sithe), formerly a 50% owned subsidiary of Generation, as of March 31, 2004 and recorded income of $32 million (net of income taxes) as a result of the elimination of a guarantee of Sithe’s commitments previously recorded by Generation. This income was reported as a cumulative effect of a change in accounting principle in the first quarter of 2004. Generation sold its interest in Sithe on January 31, 2005. See Note 4 — Acquisitions and Dispositions for additional information.
      The accompanying consolidated financial statements as of September 30, 2005 and 2004 and for the three and nine months then ended are unaudited but, in the opinion of the management of each of Exelon, ComEd, PECO and Generation, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2004 Consolidated Balance Sheets were taken from audited financial statements. These combined notes to consolidated financial statements do not include all disclosures required by GAAP. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in ITEM 8 of their 2004 Annual Report on Form 10-K and Exelon’s and Generation’s Form 8-K filed on May 13, 2005 to recast the December 31, 2004 and previous financial statements for the presentation of certain businesses as discontinued operations within the Consolidated Statements of Income contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K and a change in the reportable segments in Exelon’s 2004 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Discontinued Operations (Exelon and Generation)
      As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Enterprises, and Generation sold or wound down substantially all components of AllEnergy Gas & Electric Marketing LLC (AllEnergy), a business within Exelon Energy. As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three and nine months ended September 30, 2005 within Exelon’s (for Sithe, AllEnergy and Enterprises) and Generation’s (for Sithe and AllEnergy) Consolidated Statements of Income and Comprehensive Income. In addition, the results of operations of these entities have been presented as discontinued operations for the three and nine months ended September 30, 2004 for comparative purposes. Results related to these entities were as follows:

Three Months Ended September 30, 2005(a)	Sithe(b)	Enterprises(c)	Total

Total operating revenues	$—	$5	$5
Operating income (loss)	—	—	—
Income before income taxes and minority interest(d)	2	—	2

(a)	Results of AllEnergy were immaterial for the three months ended September 30, 2005.
(b)	Sithe was sold on January 31, 2005. Accordingly, there are no operating results for the three months ended September 30, 2005. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.
(c)	Excludes certain investments.
(d)	Represents an adjustment to the gain on sale of Sithe as a result of the expiration of certain tax indemnifications.

Nine Months Ended September 30, 2005(a)	Sithe(b)	Enterprises(c)	Total

Total operating revenues	$30	$14	$44
Operating income (loss)	5	(4)	1
Income (loss) before income taxes and minority interest(d)	20	(4)	16

(a)	Results of AllEnergy were immaterial for the nine months ended September 30, 2005.
(b)	Sithe was sold on January 31, 2005. Accordingly, results include only one month of operations. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.
(c)	Excludes certain investments.
(d)	Sithe includes a pre-tax gain on sale of $21 million.

Three Months Ended September 30, 2004(a)	Sithe	Enterprises(b)	Total

Total operating revenues	$102	$15	$117
Operating income (loss)	34	(3)	31
Income (loss) before income taxes and minority interest	15	(10)	5

(a)	Results of AllEnergy were immaterial for the three months ended September 30, 2004.
(b)	Excludes certain investments.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2004	Sithe(a)	Enterprises(b)	AllEnergy	Total

Total operating revenues	$168	$147	$7	$322
Operating income (loss)	16	(43)	(3)	(30)
Income (loss) before income taxes and minority interest	(17)	9	(3)	(11)

(a)	In accordance with FIN 46-R, Exelon and Generation consolidated Sithe, formerly a 50% owned subsidiary of Generation, as of March 31, 2004. As Sithe was a nonconsolidated subsidiary during the three months ended March 31, 2004, Sithe’s results of operations are not included in discontinued operations for that period. See Note 1 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding the adoption of FIN 46-R and resulting consolidation of Sithe.

(b)	Excludes certain investments.

3.	New Accounting Pronouncements (Exelon, ComEd, PECO and Generation)

EITF 03-1
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance on recognizing other-than-temporary impairments of investment securities. Exelon has adopted the disclosure requirements of EITF 03-1 for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,”’ which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The FASB, at its June 29, 2005 Board meeting, withdrew its guidance on when an impairment is other than temporary. However, EITF 03-1’s provisions regarding the measurement, disclosure and post-impairment accounting guidance of debt securities, as well as the identification of impaired cost method investments remain intact. Additionally, the existing guidance under SFAS No. 115 remains in effect.

SFAS No. 151
      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Registrants are assessing the impact SFAS No. 151 will have on their consolidated financial statements in 2006.

SFAS No. 123-R
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to Employees” (APB No. 25). SFAS No. 123-R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has elected not to early adopt SFAS No. 123-R. In April 2005, the Securities and Exchange Commission (SEC) approved a rule that delayed the effective date of SFAS No. 123-R for public companies. As a result, SFAS No. 123-R will be effective for Exelon in the first quarter of 2006 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.
      In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123-R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Exelon is assessing the impact SFAS No. 123-R and SAB No. 107 will have on its consolidated financial statements and which of the two remaining available transition methods allowed by SFAS No. 123-R will be elected.
      Exelon currently accounts for its stock-based compensation plans under the intrinsic method prescribed by APB No. 25 and related interpretations and follows the disclosure requirements of SFAS No. 123 and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Accordingly, compensation expense for stock options recognized within the Consolidated Statements of Income and Comprehensive Income was insignificant for the three months and nine months ended September 30, 2005 and 2004. The tables below show the effect on net income and earnings per share for Exelon had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income — as reported	$725	$568	$1,760	$1,501
Add: Stock-based compensation expense included in reported net income, net of income taxes	10	9	27	25
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes(a)	(14)	(14)	(38)	(40)

Pro forma net income	$721	$563	$1,749	$1,486

Earnings per share:
Basic earnings — as reported	$1.08	$0.86	$2.63	$2.27
Basic earnings — pro forma	$1.08	$0.85	$2.61	$2.25
Diluted earnings — as reported	$1.07	$0.85	$2.60	$2.25
Diluted earnings — pro forma	$1.06	$0.84	$2.59	$2.23

(a)	The fair value of options granted was estimated using a Black-Scholes-Merton option pricing model.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The net income of ComEd, PECO and Generation for the three and nine months ended September 30, 2005 and 2004 would not have been significantly affected had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123.
      Exelon recognizes compensation cost related to stock-based awards issued to retirement eligible employees that fully vest upon an employee’s retirement over the nominal vesting period of performance and recognizes any remaining compensation cost at the date of retirement. Upon the adoption of SFAS No. 123-R, Exelon will be required to recognize the entire compensation cost at the grant date of new stock-based awards in which retirement-eligible employees are fully vested upon issuance (the non-substantive vesting approach). Had Exelon accounted for its stock-based awards in which retirement-eligible employees are fully vested upon issuance using the non-substantive vesting approach, stock-based compensation expense would have been $2 million and $1 million lower for the three months ended September 30, 2005 and 2004, respectively, and $1 million and $2 million higher for the nine months ended September 30, 2005 and 2004, respectively, than reflected in the table above.

SFAS No. 153
      In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ’Accounting for Nonmonetary Transactions”’ (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance, in essence increasing the number of exchanges that will be fair valued in the future. SFAS No. 153 was effective for the Registrants in the third quarter of 2005. The provisions of SFAS No. 153 are applied prospectively. The adoption of this standard did not have a material impact on the Registrants’ financial condition and results of operations in the third quarter of 2005.

FIN 47
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 will be effective for the Registrants in the fourth quarter of 2005. The Registrants are assessing the impact of FIN 47, which could be material to the financial condition and results of operations of the Registrants.

SFAS No. 154
      In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Registrants will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

4.	Acquisitions and Dispositions (Exelon and Generation)

Proposed Merger with PSEG (Exelon)
      On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a holding company engaged through its subsidiaries in electric and gas utility businesses primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger).
      During the first quarter of 2005, Exelon filed petitions or applications for approval of the Merger with the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, the United States Department of Justice under the Hart Scott Rodino Antitrust Improvements Act of 1976, the Pennsylvania Public Utility Commission (PAPUC), the New Jersey Board of Public Utilities (NJBPU), the United States Nuclear Regulatory Commission (NRC), the New York Public Service Commission, the Connecticut Siting Council, the New Jersey Department of Environmental Protection (NJDEP) and the SEC under the Public Utility Holding Company Act of 1935 (PUHCA). On October 25, 2005, Exelon and PSEG filed an application with the Public Utility Commission of Texas under the Texas Public Utility Regulatory Act. Other state and Federal agencies will have a role in reviewing various aspects of the transaction. Exelon expects to make these remaining filings in 2005.
      Approval of the Connecticut Siting Council was received on March 16, 2005. ComEd filed a notice of the Merger with the Illinois Commerce Commission (ICC) and the ICC’s general counsel confirmed that its formal approval of the Merger is not required.
      On June 30, 2005, the FERC approved the Merger without a hearing. Exelon and PSEG proposed in their application with the FERC, and FERC approved, a market concentration mitigation plan involving the divestiture of 4,000 MW of coal, mid-merit (or intermediate) and peaking generation in the PJM region and the ongoing auction of 2,600 MW of nuclear output. Exelon and PSEG also proposed to invest a total of $25 million in transmission improvements, which was included in the proposal that was accepted by FERC. The ultimate outcome of the market concentration mitigation is dependent upon various factors, including the market conditions and buyer interest at the time the units and the nuclear output are offered for sale. The results of these activities, therefore, are not assured, and could have a material impact on the results of operations and cash flows of Exelon and Generation if the sales price for these units is different from management’s expectations. The FERC is considering petitions for rehearing with respect to the order approving the Merger and an order on the petitions is anticipated before December 2005.
      PSEG shareholders approved the Merger on July 19, 2005. Exelon shareholders approved the issuance of Exelon shares pursuant to the Merger on July 22, 2005.
      Various governmental, consumer and other parties have intervened in the proceedings before the NJBPU, the PAPUC and other regulatory bodies. To facilitate approval of the Merger, Exelon may negotiate with these parties and may enter into settlement agreements. Orders resulting from the proceedings before the NJBPU, the PAPUC and other regulatory bodies and settlements in connection with the proceedings could,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for example, affect the extent to which Exelon and its subsidiaries may benefit from expected synergies following the Merger and could be materially different from what the Registrants expect in this and other respects, and could have a material impact on the financial condition, results of operations and cash flows of the Registrants if the Merger is completed. On September 13, 2005, PECO and certain intervenors in the PAPUC filing entered into a partial settlement. See Note 5 — Regulatory Issues for further discussion related to the partial settlement.
      On September 12, 2005, the administrative law judge in the proceeding before the PAPUC issued a seventh prehearing order establishing a modified timetable for the regulatory approval process in Pennsylvania. The modified timetable permits parties to comment on PECO’s proposed partial settlement and unresolved issues under the partial settlement. It is anticipated that the administrative law judge may issue an initial decision earlier than the previously expected date of mid-December 2005. Thereafter, the full PAPUC will vote on the case possibly before the end of 2005.
      On September 30, 2005, the administrative law judge in the proceeding before the NJBPU amended a prior prehearing order to modify the timetable for the regulatory approval process in New Jersey. The revised procedural schedule for the Merger review calls for testimony to be filed from mid-November to mid-December and for hearings in January 2006. Settlement discussions are scheduled for December and January. Aside from the possibility of an earlier settlement, scheduled dates for the administrative law judge to issue an initial decision and final order from the full NJBPU remain March 30, 2006 and May 15, 2006, respectively.
      The regulatory and political developments in Illinois (see Note 5 — Regulatory Issues) may also have an effect on the settlement discussions and proceedings before the NJBPU and the PAPUC and could delay those regulatory approvals. Some possible outcomes of the developments in Illinois could also have an effect on the timing or the closing conditions to the Merger.
      Exelon has capitalized certain external costs associated with the Merger since the execution of the Merger Agreement on December 20, 2004. Total capitalized costs of $41 million at September 30, 2005 are included in deferred debits and other assets on Exelon’s Consolidated Balance Sheets. See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding the proposed Merger.

Sithe (Exelon and Generation)
      On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received approximately $65 million in cash distributions from Sithe. As a result of the sale, Exelon and Generation deconsolidated approximately $820 million of debt from their balance sheets and were released from approximately $125 million of credit support. Dynegy acquired $32 million of cash as part of the sale of Sithe. Additionally, Exelon and Generation recorded $55 million of liabilities related to certain indemnifications provided to Dynegy and other liabilities directly resulting from the transaction. During the three months ended September 30, 2005, Exelon and Generation recorded a $2 million decrease in such liabilities as a result of the expiration of certain tax indemnifications. These liabilities were taken into account in the determination of the net gain on the sale of $21 million (before income taxes). See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further historical information regarding Generation’s investment in Sithe.
      Generation issued certain guarantees associated with income tax indemnifications to Dynegy in connection with the sale which were valued at approximately $8 million. These guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45). The exposures covered by these indemnities are anticipated to expire in the second half of 2005 and beyond. Generation also recorded additional liabilities associated with the sale transaction totaling $47 million. The estimated maximum possible exposure to Generation related to the guarantees provided as part of the sales transaction to Dynegy is approximately $175 million.
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2005 and 2004 included the following financial results related to Sithe:

	Three Months Ended	Three Months Ended
	September 30, 2005(a)	September 30, 2004(b)

Operating revenues	$—	$99
Operating income	—	26
Net income(c)	1	—

(a)	Sithe was sold on January 31, 2005. As such, there are no operating results for the three months ended September 30, 2005.

(b)	Results include transmission congestion contract (TCC) revenues for the three months ended September 30, 2004, and are not included in the discontinued operations of Sithe (see Note 2 — Discontinued Operations for further information regarding the disposal of Sithe). These equity-method losses and TCC revenues are presented within income from continuing operations on the Consolidated Statements of Income and Comprehensive Income of Exelon and Generation.

(c)	Represents an adjustment to the gain on sale of Sithe as a result of the expiration of certain tax indemnifications.

	Nine Months Ended	Nine Months Ended
	September 30, 2005(a)	September 30, 2004(b)

Operating revenues	$30	$169
Operating income	5	7
Net income (loss)(c)	16	(12)

(a)	Sithe was sold on January 31, 2005. As such, results only include one month of operations.

(b)	Results during the nine months ended September 30, 2004 include Generation’s equity-method losses from Sithe prior to its consolidation on March 31, 2004, as well as transmission congestion contract (TCC) revenues for the nine months ended September 30, 2004, and are not included in the discontinued operations of Sithe (see Note 2 — Discontinued Operations for further information regarding the disposal of Sithe). These equity-method losses and TCC revenues are presented within income from continuing operations on the Consolidated Statements of Income and Comprehensive Income of Exelon and Generation.

(c)	During the nine months ended September 30, 2005, this amount includes a pre-tax gain on sale of Sithe of $21 million.
     Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2004 included current assets, noncurrent assets, current liabilities and noncurrent liabilities, which were disposed of upon the sale of Sithe on January 31, 2005, of $57 million, $885 million, $106 million and $825 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Ownership Interest in Boston Generating, LLC (Exelon and Generation)
      On May 25, 2004, Exelon and Generation completed the sale, transfer and assignment of ownership of their indirect wholly owned subsidiary, Boston Generating, LLC (Boston Generating), which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility. See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information.
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2004 included the following financial results related to Boston Generating:

Nine Months
Ended
September 30, 2004

Operating revenues	$248
Operating loss	(47)
Net income(a)	24

(a)	Net income for 2004 includes an after-tax gain of $52 million related to the sale of Boston Generating in the second quarter of 2004.

5.	Regulatory Issues (Exelon, ComEd, PECO and Generation)

Exelon and ComEd
      Illinois Procurement Filing. In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale generation supply procurement methodology, rates, competition and utility service obligations and energy assistance programs. All interested parties were invited to participate. The end result was a report from the ICC to the Illinois General Assembly that was generally supportive of utilities competitively procuring generation supply through a reverse-auction process with full recovery of the supply costs from retail customers while being mindful of consumer protections. In the proposed reverse-auction model, qualified energy suppliers would compete in a transparent, fair and structured auction to provide energy to the utilities and their customers; winning bidders would provide the power needed at the price determined by the auction’s results; and the utilities would make no profit on the energy but would fully recover from customers the cost of procurement. The ICC staff and an auction manager would oversee the entire process to assure a fair bidding process.
      On February 25, 2005, ComEd filed with the ICC seeking regulatory approval of tariffs that implement the methodologies supported by the report, including a proposal consistent with the reverse-auction process described above (the Procurement Case). As requested by ComEd, the ICC initiated hearings on the matter. The Illinois Attorney General, Citizens’ Utility Board (CUB), Cook County State’s Attorney’s Office and the Environmental Law and Public Policy Center subsequently filed a motion to dismiss the proceeding arguing that customers whose retail service has not been declared competitive are entitled to cost-based rates for power and its delivery and that the ICC lacked authority to approve rates based on the market value of power, as proposed by ComEd. On June 1, 2005 the Administrative Law Judge denied the motion and, on July 13, 2005, the ICC denied the appeal. The ICC’s final order on the Procurement Case is expected by January 24, 2006, subject to the resolution of the Procurement Litigation described in the following paragraph. In the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interim, the Governor of Illinois sent a letter to the ICC on August 31, 2005 (the Governor’s Letter) expressing his opposition to the energy procurement process proposed in the Procurement Case. The Governor asserted that the ICC should not approve a procurement process that might result in higher rates until the residential market is declared competitive. ComEd has responded to the Governor’s Letter expressing concerns with the positions taken in that letter and will continue to pursue the Procurement Case as filed.
      On September 1, 2005, the Illinois Attorney General, the Cook County State’s Attorney, CUB and the Environmental Law and Public Policy Center filed a two-count complaint in the Chancery Division of the Circuit Court of Cook County against the ICC and the individual ICC commissioners (the Procurement Litigation). The Procurement Litigation seeks to block the ICC from approving the Procurement Case on the theory that the ICC lacked the authority to approve the rates because not all of the services that will be provided under the Procurement Case have been declared competitive and do not qualify for market-based rates. The legal argument underlying the Procurement Litigation is substantially similar to the legal argument that was presented to the Administrative Law Judge, and to the ICC on appeal, and rejected by both, in the third quarter of 2005. ComEd has intervened in the Procurement Litigation to deny the allegations in the complaint and seek a determination that the ICC has appropriate legal authority to approve the proposed electricity procurement process pending before the ICC in the Procurement Case. ComEd has moved for summary judgment in the litigation, and the ICC has moved to dismiss one claim in the litigation and for summary judgment on the other claim. A hearing on ComEd’s motion is scheduled for December 14, 2005. The Illinois General Assembly has held hearings concerning generation procurement post-2006, and it may choose to take further action on this issue.
      On September 21, 2005, the Governor appointed the former Executive Director of CUB, Mr. Martin R. Cohen, as the Chairman of the ICC. Ratification of the appointment is pending Illinois Senate approval. On October 5, 2005, ComEd filed a motion with the ICC formally seeking recusal of the Chairman from the Procurement Case. On October 21, 2005, Mr. Cohen informed ComEd that he retained legal counsel to advise him on the recusal request and, while consideration of that request was pending, he would not participate in ICC proceedings or discussions relating to the Procurement Case. ComEd will consider taking further appropriate legal action, depending on the action taken by Mr. Cohen and the ICC.
      On October 17, 2005, ComEd and Generation filed with FERC an application under Section 205 of the Federal Power Act (FPA) (the Application). The Application seeks two actions from FERC. First, the Application seeks FERC approval that the proposed Illinois auction process meets FERC principles concerning the procurement of wholesale electric power through a competitive process as defined in previous FERC decisions. Second, the Application seeks a FERC finding that if Generation participates in the proposed Illinois auction and is selected as a winning bidder, the standard agreements under which Generation would sell energy, capacity and ancillary services to ComEd would be acceptable to FERC because they resulted from a fair and open competitive process. ComEd and Generation requested FERC to issue an expedited order no later than December 15, 2005 to ensure that the actions that the ICC is being asked to take in the Procurement Case by January 24, 2006 are fully consistent with Federal law. The Application notes that the requests are consistent with prior authorization granted by FERC in connection with the New Jersey Basic Generation Service competitive procurement auction. The Application asserts that satisfaction of the principles in the previous FERC decisions would form the basis for accepting the proposed agreements as just and reasonable under Section 205 of the FPA.
      Illinois Rate Case. On August 31, 2005, ComEd filed a rate case with the ICC, which seeks, among other things, to allocate the costs of supplying electricity and to adjust ComEd’s rates for delivering electricity effective January 2, 2007 (Rate Case). This request, if granted, would increase ComEd’s annual revenues by

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $300 million relative to current levels, exclusive of the effect of the Procurement Case. The results of the Rate Case are not expected to be known until at least the third quarter of 2006.
      ComEd cannot predict the results of the Procurement Case or the Rate Case before the ICC or whether the Illinois General Assembly might take action that could have a material impact on the outcome of the regulatory process. However, if the price at which ComEd is allowed to sell energy beginning in 2007 is below ComEd’s cost to procure electricity, there may be material adverse consequences to ComEd and, possibly, Exelon. Exelon and ComEd believe that these potential material adverse consequences could include, but may not be limited to, ComEd’s insolvency or bankruptcy, loss of ComEd’s investment grade credit rating and a possible reduction in the other Registrants’ credit ratings, limited or lost access for ComEd to credit markets to finance operations and capital investment, and loss of ComEd’s capacity to enter into bilateral long-term energy procurement contracts, which would likely force ComEd to procure electricity at more volatile and potentially higher prices in the spot market. Moreover, to the extent ComEd is not permitted to recover its costs, ComEd’s ability to maintain and improve service may be diminished and its ability to maintain reliability may be impaired. In the nearer term, these prospects could have adverse effects on ComEd’s liquidity if vendors reduce credit or shorten payment terms or if ComEd’s financing alternatives become more limited and significantly less flexible. ComEd also cannot predict the long-term impact of customer choice for energy supply on its results of operations.
Exelon and PECO
      Partial Settlement before PAPUC. On September 13, 2005, PECO filed before the PAPUC a partial settlement regarding distribution and transmission rates through 2010 and made other financial commitments contingent upon the approval of PECO’s application to the PAPUC related to the Merger. The settlement reflects the conclusion of a process involving the majority of PECO customer groups during which PECO’s cost data, return on equity and estimated Merger synergies were reviewed. If approved, the partial settlement would require PECO to lower its rates by $120 million over four years and cap its rates through the end of 2010. During the rate cap period, the PAPUC would retain the right to lower PECO rates if they were found to be excessive, and PECO retains the right to seek rate increases if certain unanticipated events occur (such as changes in tax rates, etc.). The partial settlement also provides substantial funding for alternative energy and environmental projects, economic development, and expanded outreach and assistance for low-income customers. PECO also made commitments for enhanced customer service and reliability, commitments for charitable giving and employment, and a pledge to maintain its Philadelphia headquarters. The total of these funding commitments is approximately $44 million, of which $30 million will be recorded at the time the Merger is completed. Certain parties to the Merger proceedings have challenged the partial settlement. See Note 4 — Acquisitions and Dispositions for further discussion.
Exelon, ComEd and PECO
      Through and Out Rates/SECA. In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of, or across, their respective transmission systems and ending within pre-expansion PJM Interconnection, LLC (PJM) or Midwest Independent System Operators (MISO) territories. T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The new rates, known as Seams Elimination Charge/Cost Adjustment/

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assignment (SECA), are collected from load-serving entities within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO are also required to pay SECA rates during the transitional period based on the benefits they receive from the elimination of T&O rates of other transmission owners within PJM and MISO.
      During 2004, prior to the termination of T&O rates, ComEd and PECO had net T&O collections of approximately $50 million and $3 million, respectively. As a result of the November 2004 FERC orders and potential appeals, ComEd may see reduced net collections, and PECO may become a net payer of SECA charges. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $35 million of SECA collections net of SECA charges, including $13 million and $30 million during the three and nine months ended September 30, 2005, respectively, while PECO has recorded $5 million of SECA charges net of SECA collections, including $2 million and $5 million during the three and nine months ended September 30, 2005, respectively. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that such SECA collections are required to be refunded. However, as the above amounts collected under the SECA rates are subject to refund and surcharge and the ultimate outcome of the proceeding establishing SECA rates is uncertain, the result of this proceeding may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations and cash flows.
      Regulatory Accounting. Exelon, ComEd and PECO continue to evaluate their regulated businesses’ abilities to apply FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), including incorporating the current events described above. If a separable portion of Energy Delivery’s business was no longer able to meet the provisions of SFAS No. 71, Exelon, ComEd and PECO, as applicable, would be required to eliminate from its financial statements the effects of regulation for that portion, which could also have a material impact on the financial condition and results of operations of Exelon, ComEd and PECO.
Exelon and Generation
      Market-Based Rates Filing. On July 5, 2005, the FERC approved Exelon’s continued authority to charge market-based rates for wholesale sales of electricity, including to its affiliates ComEd and PECO. In the same order, the FERC stated that Exelon had failed to address the affiliate abuse prong of the FERC’s market-based rate eligibility test and used that statement as the basis for instituting a proceeding under the provision of the Federal Power Act, section 206 and establishing a refund effective date of July 26, 2005 in the event that the FERC ultimately found that Exelon did not, in fact, qualify for market-based rates. The FERC ordered Exelon to make a compliance filing within 30 days of the order addressing the affiliate abuse and reciprocal dealing prong of the market-based rate test.
      On August 4, 2005, Exelon filed a Petition for Rehearing asking the FERC to rescind the part of its market-based rate order that opened a section 206 investigation into the issue of affiliate abuse and established a refund effective date. Exelon addressed the affiliate abuse issue in its original November 2003 triennial update filing. The September 2004 filing addressed only the new generation market power issue, as the FERC had directed. Since there had been no change in the circumstances under which the FERC found that Exelon could not exercise affiliate abuse, Exelon believed that it was under no obligation to address those circumstances again. Exelon’s pleading asks the FERC to either grant the rehearing request or consider the filing to be the required compliance filing.
      The market-based rate order also directed Exelon to make compliance filings within 30 days of the order amending the market-based rate tariffs of Exelon’s various subsidiaries to include a code of conduct

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
precluding sales to PSEG’s utility affiliate without specific authorization from the FERC for those sales. This is consistent with the FERC’s precedent to treat merging utilities as if they are affiliates while the merger is pending. Concurrently with the rehearing request, Exelon also made those tariff amendment filings.
      Exelon still expects the FERC to make a decision regarding the rehearing request in 2005. If the FERC were to suspend Generation’s market-based rate authority, Generation would be required to supply and implement a plan for mitigation of market power. FERC’s default mitigation would require Generation to file and obtain FERC acceptance of cost-based rate schedules or schedules tied to a public index. In addition, the loss of market-based rate authority would subject Generation to the accounting, financing approval, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.
Exelon, ComEd, PECO and Generation
      The Energy Policy Act of 2005. The Energy Policy Act of 2005 (the Energy Policy Act), which was signed into law on August 8, 2005, implements several significant changes intended to improve electric reliability, promote investment in electric facilities, streamline electric regulation, improve wholesale competition, address problems identified in the Western energy crisis and Enron collapse, promote fuel diversity and cleaner fuel sources, and promote greater efficiency in electric generation, delivery and use.
      The Energy Policy Act also transfers to FERC certain additional authority. FERC obtains new authority to review the acquisition or merger of generating facilities, along with the responsibility to address more explicitly cross-subsidization issues in these situations. FERC now has the authority to approve siting of electric transmission facilities located in national interest electric transmission corridors if states cannot or will not act in a timely manner to approve siting. The Energy Policy Act also creates a self-regulating electric reliability organization with FERC oversight to enforce reliability rules.
      In addition, the Energy Policy Act extends the Price-Anderson Act to December 31, 2025. The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for all nuclear operators per reactor per incident (including a 5% surcharge) is $100.6 million, payable at no more than $15 million per reactor per incident per year, an increase from the previous limit of $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes.
      Additionally, the Energy Policy Act repeals PUHCA effective February 8, 2006. As a registered holding company under PUHCA, Exelon is currently subject to a number of restrictions. These restrictions involve financing, investments and affiliate transactions. Exelon has an order under PUHCA authorizing financing transactions for the Registrants within certain limits. Exelon also has an order under PUHCA authorizing development activities, the formation of new intermediate subsidiaries for internal corporate structuring, internal corporate reorganizations, and investments in certain non-U.S. energy-related subsidiaries. PUHCA also limits the businesses in which Exelon can engage and the investments that Exelon can make, and requires that Exelon’s utility subsidiaries constitute a single system that can be operated in an efficient, coordinated manner. With the repeal of PUHCA, Exelon will no longer be subject to these restrictions. However, as discussed above, FERC will obtain additional jurisdiction for the review of affiliate transactions, and FERC’s financing jurisdiction resumes to the extent that it was preempted by PUHCA. Exelon continues to review the effects of the Energy Policy Act and FERC’s proposed rules with respect to future financing authority for Exelon and its subsidiaries. To the extent that the SEC’s jurisdiction under PUHCA preempted certain aspects of state regulation of Exelon, the repeal of PUHCA will permit the states in which Exelon and its subsidiaries operate to adopt additional regulations if they so choose, absent any preemption by the FERC.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets (Exelon, ComEd and Generation)

Goodwill (Exelon and ComEd)
      As of September 30, 2005, Exelon and ComEd had recorded goodwill of approximately $4.7 billion, resulting from the PECO/ Unicom merger. Under the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. As a result of ComEd’s Rate Case filing on August 31, 2005, ComEd reviewed the significant assumptions in the filing relative to the 2004 goodwill impairment analysis and found the expected future cash flows to be comparable. However, since the filing of the Rate Case, the regulatory and political situation in Illinois has become uncertain. As a result, the probabilities of various outcomes must be considered, including some form of rate settlement, a temporary inability to recover all costs and, under certain circumstances, insolvency or bankruptcy. Exelon’s and ComEd’s managements have not yet been able to assess how the possible outcomes would be reflected in the goodwill impairment analysis. Nonetheless, the impact of ongoing developments on ComEd’s pending rate-related matters could result in a significant impairment of goodwill at both ComEd and Exelon, possibly in the fourth quarter of 2005. In the fourth quarter of 2005, Exelon and ComEd will perform their annual goodwill impairment assessment. As part of this assessment, Exelon’s and ComEd’s managements will incorporate, to the extent determinable, ongoing developments in the regulatory and political environment in Illinois since the filing of the Rate Case, which had not been incorporated in prior goodwill impairment analyses as they were not applicable. See Note 5 — Regulatory Issues for further discussions related to the Illinois regulatory environment.
      The changes in the carrying amount of goodwill for the period from January 1, 2005 to September 30, 2005 were as follows:

Balance as of January 1, 2005(a)	$4,705
Resolution of certain tax matters(b)	(9)

Balance as of September 30, 2005(a)	$4,696

(a)	Exelon’s goodwill balance at January 1 and September 30, 2005 is held at ComEd, which is included in the Energy Delivery segment. See Note 15 — Segment Information for further information regarding Exelon’s segments.

(b)	Adjustment related to income tax refund claims and interest thereon. See Note 13 — Commitments and Contingencies for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets (Exelon and Generation)
      Exelon’s and Generation’s other intangible assets, included in deferred debits and other assets, consisted of the following:

	September 30, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Generation amortized intangible assets:
Energy purchase agreement(a)	$—	$—	$—	$384	$(27)	$357
Tolling agreement(a)	—	—	—	73	(5)	68
Other	—	—	—	6	(6)	—

Total Generation amortized intangible assets	—	—	—	463	(38)	425
Exelon amortized intangible assets:
Synthetic fuel investments(b)	264	(104)	160	264	(56)	208

Total Exelon amortized intangible assets	264	(104)	160	727	(94)	633
Exelon other intangible assets:
Intangible pension asset	171	—	171	171	—	171

Total Exelon intangible assets	$435	$(104)	$331	$898	$(94)	$804

(a)	See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a description of Sithe’s intangible assets. These intangible assets were eliminated from the Consolidated Balance Sheets of Exelon and Generation upon the sale of Sithe on January 31, 2005. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(b)	See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a description of Exelon’s right to acquire tax credits through investments in synthetic fuel-producing facilities. In addition, see Note 10 — Income Taxes.
     For the three and nine months ended September 30, 2005, Exelon’s amortization expense related to intangible assets was $16 million and $52 million, respectively, of which $4 million, has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, Exelon’s amortization expense related to intangible assets was $19 million and $58 million, respectively, of which $8 million and $26 million, respectively, has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement. Exelon’s amortization expense associated with intangible assets related to its investments in synthetic fuel-producing facilities is expected to be in the range of $50 million to $75 million annually from 2005 through 2007 and is expected to be insignificant in 2008 and 2009.
      For the nine months ended September 30, 2005, Generation’s amortization expense related to Sithe’s intangible assets was $4 million, which has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement. For the three and nine months ended September 30, 2004,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Generation’s amortization, which was primarily related to Sithe’s intangible assets, was $8 million and $26 million respectively, which has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement.

7.	Debt (Exelon, ComEd, PECO and Generation)

Commercial Paper
      Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. Exelon, ComEd, PECO and Generation had the following amounts of commercial paper outstanding at September 30, 2005 and December 31, 2004:

Borrower	September 30, 2005	December 31, 2004

Exelon	$—	$490
ComEd	146	—
PECO	—	—
Generation	—	—

Short-Term Debt
      On March 7, 2005, Exelon entered into a $2 billion term loan agreement. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. On April 1, 2005, Exelon entered into a $500 million term loan agreement to reduce this $2 billion term loan. During the second quarter of 2005, $200 million of this $500 million term loan, as well as the remaining $1.5 billion balance on the $2 billion term loan described above, were repaid with the net proceeds received from the issuance of the $1.7 billion long-term senior notes presented in the table below. The $300 million outstanding balance under the $500 million term loan agreement bears interest at a variable rate determined, at Exelon’s option, by either the Base Rate or the Eurodollar Rate (as defined in the term loan agreement) and is due in full on December 1, 2005. The applicable interest rate as of September 30, 2005 for the term loan was 3.72%.

Issuance of Long-Term Debt
      During the nine months ended September 30, 2005, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount

Exelon	Senior notes	4.45%	June 15, 2010	$400
Exelon	Senior notes	4.90%	June 15, 2015	800
Exelon	Senior notes	5.625%	June 15, 2035	500
ComEd	Pollution Control Revenue Bonds	Variable	March 1, 2017	91

Total issuances(a)				$1,791

(a)	Issuances exclude unamortized bond discounts.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirements and Redemptions of Long-Term Debt
      During the nine months ended September 30, 2005, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount

Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00 to 8.00%	January 2008	$46
ComEd	Pollution Control Revenue Bonds	6.75%	March 1, 2015	91
ComEd	First Mortgage Bonds	9.875%	June 15, 2020	54
ComEd	First Mortgage Bonds	7.00%	July 1, 2005	163
Other				28

Total retirements				$382

      Debt totaling approximately $820 million was eliminated from the Consolidated Balance Sheets of Exelon and Generation as a result of the sale of Sithe on January 31, 2005. See Note 4 — Acquisitions and Dispositions for further discussion regarding the sale of Sithe.
      During the three and nine months ended September 30, 2005, ComEd made scheduled payments of $88 million and $278 million, respectively, related to its obligation to the ComEd Transitional Funding Trust, and PECO made scheduled payments of $154 million and $361 million, respectively, related to its obligation to the PECO Energy Transition Trust (PETT).
      Prepayment premiums of $2 million, unamortized discount of $2 million and debt issuance costs of $1 million associated with the early retirement of debt in 2005 have been deferred in Exelon’s and ComEd’s regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.

8.	Severance Benefits (Exelon, ComEd, PECO and Generation)
      Exelon, ComEd, PECO and Generation provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with Exelon and compensation level. Exelon, ComEd, PECO and Generation account for their ongoing severance plans in accordance with FASB Statement No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” and FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.
      The following tables present total salary continuance severance costs (benefits), recorded as an operating and maintenance expense, for the three and nine months ended September 30, 2005 and 2004:

			Energy
Salary Continuance Severance	ComEd	PECO	Delivery	Generation	Other	Exelon

Expense (income) recorded for three months ended September 30, 2005	$(5)	$—	$(5)	$(2)	$(2)	$(9)
Expense (income) recorded for nine months ended September 30, 2005	(8)	1	(7)	(4)	(1)	(12)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Energy
Salary Continuance Severance	ComEd	PECO	Delivery	Generation	Other	Exelon

Expense (income) recorded for three months ended September 30, 2004	$11	$(1)	$10	$6	$3	$19
Expense recorded for nine months ended September 30, 2004	11	3	14	1	8	23
      The following table provides a roll forward of the salary continuance severance obligations from January 1, 2005 through September 30, 2005 for Exelon, ComEd, PECO and Generation:

Salary Continuance Obligations	ComEd	PECO	Generation		Other	Exelon

Balance at January 1, 2005	$28	$7	$16		$18	$69
Severance (benefits) charges recorded	(8)	1	(4	)(a)	(1)	(12	)(a)
Cash payments	(10)	(5)	(4)		(9)	(28)

Balance at September 30, 2005	$10	$3	$8		$8	$29

(a)	Excludes severance charges of $5 million related to Salem, of which Generation owns 42.59% and which is operated by PSEG.

9.	Retirement Benefits (Exelon, ComEd, PECO and Generation)
      Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with FASB Statement No. 87, “Employer’s Accounting for Pensions,” and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106” (revised 2003). See Note 15 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon.
      Exelon made discretionary contributions of $2 billion to its pension plans during the first quarter of 2005. These contributions were initially funded through borrowings under a short-term loan agreement, which were subsequently refinanced with long-term senior notes, as further described in Note 7 — Debt. Of the total contribution, ComEd, PECO and Generation contributed approximately $803 million, $109 million and $844 million, respectively. The ComEd and PECO contributions were fully funded by capital contributions from Exelon. The Generation contribution was primarily funded by capital contributions from Exelon and included $2 million from internally generated funds. Exelon did not contribute to its pension plans in the second or third quarter of 2005 and does not anticipate making any additional contributions during the remainder of 2005. The funding status of the pension obligation refers to the difference between plan assets and estimated obligations of the plan. The funding status may change over time due to several factors, including contribution levels, assumed discount rates and assumed long-term rates of return on plan assets. Changes in these factors could impact the funding status of the pension obligation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present the components of Exelon’s net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004. The expected long-term rate of return on plan assets used to estimate 2005 pension benefit costs was 9.00%. The expected long-term rate of return on plan assets used to estimate the 2005 other postretirement benefit cost was 8.30%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

				Other
				Postretirement
	Pension Benefits			Benefits Three
	Three Months Ended			Months Ended
	September 30,			September 30,

	2005		2004	2005	2004

Service cost	$32		$31	$20	$19
Interest cost	132		139	45	38
Expected return on assets	(190	)(a)	(152)	(25)	(22)
Amortization of:
Transition obligation (asset)	(1)		(1)	2	3
Prior service cost (benefit)	4		3	(23)	(22)
Actuarial loss	30		22	28	7
Special termination benefits charge(b)	—		—	—	8

Net periodic benefit cost	$7		$42	$47	$31

(a)	Increase in expected return on pension assets for the three months ended September 30, 2005 compared to 2004 was primarily attributable to discretionary pension contributions of $2 billion made during the first quarter of 2005.

(b)	ComEd and Generation were allocated special termination benefit charges related to other postretirement benefits of $6 million and $2 million, respectively.

				Other
				Postretirement
	Pension Benefits			Benefits Nine
	Nine Months Ended			Months Ended
	September 30,			September 30,

	2005		2004	2005	2004

Service cost	$108		$97	$67	$59
Interest cost	410		407	131	127
Expected return on assets	(576	)(a)	(459)	(74)	(68)
Amortization of:
Transition obligation (asset)	(3)		(3)	7	7
Prior service cost (benefit)	12		11	(68)	(60)
Actuarial loss	91		52	61	37
Curtailment charge(b)	—		5	—	3
Special termination benefits charge(c)	—		—	—	16

Net periodic benefit cost	$42		$110	$124	$121

(a)	Increase in expected return on pension assets for the nine months ended September 30, 2005 compared to 2004 was primarily attributable to discretionary pension contributions of $2 billion made during the first quarter of 2005.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	ComEd, PECO and Generation were allocated curtailment charges for pension and other postretirement benefits of $3 million, $2 million and $3 million, respectively.

(c)	ComEd, PECO and Generation were allocated special termination benefit charges related to other postretirement benefits of $8 million, $2 million and $4 million, respectively.
     The following table presents the allocation by registrant of Exelon’s pension and post-retirement benefit costs during the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Pension and Postretirement Benefit Costs(a)	2005	2004	2005	2004

ComEd	$8	$20	$46	$67
PECO	11	8	22	25
Generation	24	27	73	89

(a)	Includes capital and operating and maintenance expense.
     Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the employee contribution up to certain limits. The following table presents, by registrant, the matching contribution to the savings plans during the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Savings Plan Matching Contributions	2005	2004	2005	2004

Exelon	$15	$15	$44	$43
ComEd	4	4	12	12
PECO	2	2	5	5
Generation	7	7	21	20

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (Exelon, ComEd, PECO and Generation)

Exelon
      Exelon’s effective income tax rate from continuing operations varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.3	3.4	3.9	3.0
Synthetic fuel-producing facilities credit(a)	(6.6)	(6.6)	(7.5)	(6.9)
Qualified nuclear decommissioning trust fund income	0.3	0.4	0.5	0.5
Tax-exempt income	(0.2)	(0.3)	(0.3)	(0.3)
Amortization of investment tax credit	(0.2)	(0.1)	(0.3)	(0.3)
Nontaxable postretirement benefits	(0.4)	(0.2)	(0.3)	(0.2)
Low-income housing credit	—	(0.4)	—	(0.5)
Manufacturer’s deduction	(0.5)	—	(0.4)	—
Other	0.5	1.5	0.2	0.7

Effective income tax rate	32.2%	32.7%	30.8%	31.0%

(a)	See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

ComEd
      ComEd’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.8	4.8	4.8	4.8
Plant basis differences	—	2.4	—	0.6
Amortization of regulatory asset	0.7	0.6	0.7	0.6
Amortization of investment tax credit	(0.2)	(0.3)	(0.3)	(0.3)
Nontaxable postretirement benefits	(0.2)	(0.3)	(0.3)	(0.3)
Other	0.8	1.2	0.5	0.3

Effective income tax rate	40.9%	43.4%	40.4%	40.7%

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO
      PECO’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	1.4	(0.2)	(0.3)	(0.1)
Amortization of investment tax credit	(0.2)	(0.3)	(0.3)	(0.3)
Nontaxable postretirement benefits	(0.2)	(0.2)	(0.2)	(0.2)
Plant basis differences	(0.5)	1.9	(0.3)	—
Other	(2.4)	1.2	(0.8)	—

Effective income tax rate	33.1%	37.4%	33.1%	34.4%

Generation
      Generation’s effective income tax rate from continuing operations varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.1	3.7	4.8	3.6
Qualified nuclear decommissioning trust income	0.6	0.8	0.9	1.2
Tax-exempt income	(0.5)	(0.5)	(0.5)	(0.8)
Amortization of investment tax credit	(0.2)	—	(0.2)	(0.2)
Nontaxable postretirement benefits	(0.3)	(0.2)	(0.3)	(0.3)
Manufacturer’s deduction	(1.0)	—	(0.6)	—
Other	0.9	(0.4)	(0.2)	(0.2)

Effective income tax rate	39.6%	38.4%	38.9%	38.3%

Investments in Synthetic Fuel-Producing Facilities.
      Background. Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership that own synthetic fuel-producing facilities. These facilities chemically convert coal, including waste and marginal coal, into a synthetic fuel which is used at power plants. Section 29 of the Internal Revenue Code (IRC) provides tax credits for the sale of synthetic fuel produced from coal. These tax credits are scheduled to expire in December 2007. The expenses associated with the operations of these facilities exceed the related operating revenues and, therefore, these facilities generate

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating losses. However, the tax credits provided by Section 29 of the IRC and the tax benefit related to the operating losses have historically more than offset the operating losses. The value of the Section 29 tax credits is adjusted annually by an inflation factor published by the Internal Revenue Service (IRS) in April of the year following the year in which the credits are earned. Exelon’s right to acquire tax credits generated by the facilities was recorded as intangible assets which are amortized as the tax credits are earned.
      Ownership Structure. The purchase price for Exelon’s investments in synthetic fuel-producing facilities is comprised of fixed and variable components. The fixed component is in the form of a non-recourse note that requires nonrefundable quarterly payments of principal and interest to the sellers. The variable component is based on the value of estimated tax credits that will be allocated to Exelon. Exelon’s subsidiaries are also required to make capital contributions based on the allocated amount of tax credits to the operators to fund the operating losses.
      Phase-Out of Credits Based on Crude Oil Prices. Section 29 of the IRC contains a provision under which the tax credits are phased out (i.e., eliminated) in the event crude oil prices for a year exceed certain thresholds. Pursuant to Section 29 of the IRC, the value of the tax credit in a given year begins to be reduced if the annual average price per barrel of oil according to the First Purchaser index (Reference Price) within the year exceeds the threshold of the IRC-prescribed inflation-adjusted phase-out range. The tax credit is completely phased out if the Reference Price exceeds the maximum amount of the phase-out range. Given that the Reference Price is based on the current year’s annual average price, this amount must be estimated throughout the year based on actual prices to date and monthly quoted oil futures prices. These estimates can change significantly due to the volatility in oil prices. Recent events, such as terrorism, natural disasters and strong worldwide demand, have significantly increased the price of domestic crude oil and, therefore, have created uncertainty as to the value of future synthetic fuel tax credits.
      The following table (in dollars) provides the actual and estimated phase-out prices per barrel of oil and the annual Reference Price for 2004 and 2005 in terms of the First Purchaser index:

	Actual	Estimated
	2004	2005

Beginning of Phase-Out Range	$51	$52	(a)
End of Phase-Out Range	64	66	(a)
Annual Reference Price	37	52

(a)	Estimated phase-out ranges are calculated using inflation rates published by the IRS after year-end. The inflation rate used by Exelon to estimate the 2005 phase-out range was 2%.
     As indicated in the table above, there was no phase out of tax credits during 2004 since the annual oil Reference Price in terms of the First Purchaser index of $37 did not exceed the beginning phase-out price of $51.
      In order to assess the likelihood of a phase-out of tax credits and a potential impairment of the related intangible assets for 2005, Exelon must estimate the phase-out prices and the Reference Price based on actual prices to date and monthly quoted oil futures prices. Actual prices to date are not readily available for the First Purchaser index which, as mentioned above, is prescribed by the IRS to calculate the Reference Price. In addition, the First Purchaser index does not include monthly quoted oil futures prices. As such, Exelon uses the New York Mercantile Exchange, Inc. index (NYMEX) to estimate the annual Reference Price. There are, however, certain pricing differences between the First Purchaser index and the NYMEX. The First Purchaser index includes prices for high sulfur, medium sulfur and low sulfur crude. The NYMEX pricing is

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on low sulfur crude only. Additionally, the First Purchaser index is based on wellhead pricing with no transportation cost component. The NYMEX pricing carries a delivery cost. There are also certain regional pricing differences between the First Purchaser index and NYMEX. Despite these pricing differences, Exelon believes the NYMEX provides a reasonable estimate of the annual Reference Price.
      The following table (in dollars) provides the actual and estimated phase-out prices per barrel of oil and the annual Reference Price for 2005 based on the NYMEX:

Estimated
2005

Beginning of Phase-Out Range(a)	$58
End of Phase-Out Range(a)	73
Annual Reference Price	58

(a)	Estimated phase-out ranges are calculated using inflation rates published by the IRS after year-end. The inflation rate used by Exelon to estimate the 2005 phase-out range was 2%.
     Based on the table above, the estimated annual Reference Price based on the NYMEX would have to exceed $58 in 2005 for a phase-out to begin. Through September 30, 2005, the NYMEX closing price of a barrel of oil has averaged $56. As such, NYMEX prices would have to average $67 per barrel of oil during the remaining three months of 2005 in order to exceed $58 for the full year and begin a phase-out of tax credits. Therefore, as of September 30, 2005, based on the actual pricing to date and expected futures prices for the remaining three months of 2005, Exelon estimates that it will not exceed the threshold for a phase out of tax credits in 2005.
      Hedging Activity. In 2005, Exelon and Generation entered into certain derivatives to economically hedge a portion of its oil price exposure related to the phase-out of tax credits. This derivative could result in after-tax cash proceeds to Exelon of up to $14 million in the event the tax credits are completely phased-out.
      The following table presents Exelon’s estimated net financial statement impact in the event the 2005 annual Reference Price exceeds the estimated end of phase-out price of $73 resulting in all tax credits being completely eliminated in 2005.

2005

After-Tax Non-Operating Loss	$70
Income from Derivatives	14

After-Tax Net Loss	$56

      Impact on Financial Statements. Exelon’s interests in synthetic fuel-producing facilities, including mark-to-market gains, increased Exelon’s net income by $28 million and $18 million during the three months ended September 30, 2005 and 2004, respectively, and $73 million and $47 million during the nine months ended September 30, 2005 and 2004, respectively. The increase in net income is reflected in the Consolidated Statements of Income and Comprehensive Income as a benefit within income taxes, partially offset by charges to operating and maintenance expense, depreciation and amortization expense, interest expense and equity in losses of unconsolidated affiliates.
      The net carrying value of the intangible assets was $160 million at September 30, 2005. See Note 6 — Intangible Assets for additional information. The rising price of oil has resulted in the need to evaluate the intangible assets for impairment. An impairment of the intangible assets would occur if Exelon estimates that

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the synthetic fuel-producing facilities will not generate sufficient cash flows to cover the intangible assets balance as a result of tax credits being phased-out, which for 2006 and 2007 would require an average annual NYMEX oil price of approximately $71 in each year, assuming the plants are operated at full capacity. A decision by the plant operators to cease operating the facilities could also result in the intangible assets being impaired. Based on the current available information, Exelon believes the operators will not cease to operate the facilities in 2006 and 2007. As a result of the 2006 and 2007 average NYMEX future prices being lower than $71, Exelon concluded as of September 30, 2005 that the intangible assets were not impaired. If the intangible assets were to be impaired and the plants were to cease operations, Exelon would potentially be relieved of remaining payments on the non-recourse notes payable and would record a gain upon legal extinguishment of the notes payable for the remaining outstanding balance. However, this would occur in a period subsequent to the impairment being recorded.
      The non-recourse notes payable principal balance was $174 million at September 30, 2005.

1999 Sale of Fossil Generating Assets.
      Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of September 30, 2005, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s and ComEd’s ability to continue to defer all or a portion of this liability depends on whether their treatment of the sales proceeds as having been received in connection with an involuntary conversion is proper pursuant to applicable law. Exelon’s and ComEd’s ability to continue to defer the remainder of this liability may depend in part on whether their tax characterization of a lease transaction ComEd entered into in connection with the sale is proper pursuant to applicable law. For instance, the IRS may argue that the lease transaction is of a type it has recently announced its intention to challenge, and Exelon and ComEd understand that somewhat similar transactions entered into by other companies have been the subject of review and challenge by the IRS. A successful IRS challenge to ComEd’s positions would have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes currently payable. As of September 30, 2005, Exelon’s potential cash outflow, including tax and interest (after-tax), could be as much as $938 million. Management of Exelon, ComEd and Generation believe a reserve for interest has been appropriately recorded in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5); however, the ultimate outcome of such matters could result in unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

11.	Nuclear Decommissioning and Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

Nuclear Decommissioning
      Both Generation and AmerGen Energy Company, LLC (AmerGen), a wholly owned subsidiary of Generation, have legal obligations to decommission their nuclear power plants following the expiration of their respective operating licenses. In accordance with SFAS No. 143, this obligation is reflected as an asset retirement obligation (ARO), which is classified as a noncurrent liability. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments. In addition, see Note 16 — Related-Party Transactions for information regarding intercompany balances between Generation, and ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations. The balances reflect the applicable accounting methodology; although it is expected that all decommissioning-related assets will ultimately be used to satisfy decommissioning obligations.
      Generation updates its ARO on a periodic basis. During the second quarter of 2005, Generation recorded a $281 million net decrease to the ARO resulting from revisions to estimated future nuclear decommissioning cash flows. This update also resulted in a corresponding decrease to the asset retirement cost (ARC) asset of approximately $251 million, included in property, plant and equipment. The balance of the decrease to the ARO related primarily to the retired units, which have no remaining useful life and, likewise, no existing ARC to offset. The decrease related to these retired units totaled approximately $30 million and was recorded as a credit to income. However, since there is currently no impact to net income for the decommissioning of the former ComEd and PECO units, the $30 million credit to income was equally offset with a charge to operating income and an adjustment to the intercompany payable to ComEd and PECO at Generation and an adjustment to the regulatory liability at ComEd and PECO. Both the credit to income and the offsetting charge to operating income are included in operating and maintenance expense within the Consolidated Statements of Income and Comprehensive Income.
      The net decrease to the ARO resulted primarily from a year-over-year decline in the cost escalation factors used to estimate future undiscounted costs, which was partially offset by an increase resulting from updated decommissioning cost studies received for two nuclear stations. Both the updated escalation factors and the updated cost estimates were provided by independent third-party appraisers. Cost studies are generally updated every three to five years in accordance with NRC regulations and industry practice. The net decrease in the ARO for the former ComEd units, the former PECO units and the AmerGen units resulting from revisions to estimated cash flows during 2005 was $207 million, $40 million and $34 million, respectively. As of September 30, 2005, the ARO balances for the former ComEd, the former PECO and the AmerGen units totaled approximately $2.3 billion, $1.0 billion and $0.6 billion, respectively.
      The following table presents a roll forward of the ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from January 1, 2005 to September 30, 2005:

	Generation	Exelon

Asset retirement obligation at January 1, 2005	$3,980	$3,981
Net decrease resulting from updates to estimated future cash flows	(281)	(281)
Liabilities disposed(a)	(3)	(3)
Accretion expense	185	185
Payments to decommission retired plants	(10)	(10)

Asset retirement obligation at September 30, 2005	$3,871	$3,872

(a)	The ARO of Sithe was removed from the balance sheet upon its sale on January 31, 2005.

Nuclear Decommissioning Trust Fund Investments
      At September 30, 2005 and December 31, 2004, Exelon and Generation had nuclear decommissioning trust fund investments in the amounts of $5,455 million and $5,262 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At September 30, 2005, Exelon and Generation had gross unrealized gains of $668 million and gross unrealized losses of $55 million. The gross unrealized losses were comprised of $49 million related to trust accounts for the decommissioning of the former ComEd and PECO plants and $6 million primarily related to the trust accounts for the decommissioning of the AmerGen plants. At December 31, 2004, Exelon and Generation had gross unrealized gains of $626 million and gross unrealized losses of $44 million related to the nuclear decommissioning trust fund investments. The gross unrealized losses were comprised of $37 million related to trust accounts for the decommissioning of the former ComEd and PECO plants and $7 million primarily related to the trust accounts for the decommissioning of the AmerGen plants.
      During the three and nine months ended September 30, 2005, as a result of the sale of nuclear decommissioning trust fund investments, Exelon and Generation had realized losses of $3 million and realized gains of $52 million, respectively, of which, realized losses of $1 million and realized gains of $38 million during the three and nine months ended September 30, 2005, respectively, related to investments held in the AmerGen decommissioning trust funds. These gains were recognized primarily as a result of changes to the investment strategy associated with the mix of investments in the nuclear decommissioning trust funds in the first half of 2005. For the former ComEd and PECO units, these gains and losses have been reflected as a component of other income and, due to the contractual construct, had no impact on the results of operations of Exelon and Generation.
      Exelon and Generation evaluate decommissioning trust fund investments for other-than-temporary impairments by analyzing the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices. During the nine months ended September 30, 2005 and September 30, 2004, Exelon and Generation concluded that certain trust fund investments were other-than-temporarily impaired based on various factors assessed in the aggregate, including the duration and severity of the impairment, the anticipated recovery of the securities and consideration of Exelon’s and Generation’s ability and intent to hold the investments until the recovery of their cost basis. This determination resulted in impairment charges of $2 million and $7 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, recorded in other income and deductions associated with the trust funds for the decommissioning of the AmerGen plants. Also, Exelon and Generation realized $12 million and $260 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, of previously unrealized losses associated with the trust investments for the decommissioning of the former ComEd and PECO plants. As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability at ComEd and PECO, realization of these losses associated with the former ComEd and PECO plants had no impact on Exelon’s and Generation’s results of operations or financial position.

12.	Earnings Per Share and Shareholders’ Equity (Exelon)

Share Repurchases
      In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate value of the shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of the direct cash proceeds from purchases of stock and the tax benefits associated with exercises of stock options. The share repurchase program has no specified limit on the number of shares that

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
may be repurchased and no specified termination date. Any shares repurchased are held as treasury shares unless cancelled or reissued at the discretion of Exelon’s management. Treasury shares are recorded at cost. As of September 30, 2005, 7.1 million shares of common stock have been purchased under the share repurchase program for $329 million. During the three and nine months ended September 30, 2005, 4.8 million shares of common stock were purchased under the share repurchase program for $254 million. During the three and nine months ended September 30, 2004, Exelon purchased zero and 2.3 million shares, respectively, of common stock under the share repurchase program for $0 and $75 million, respectively. Additionally, during the first quarter of 2005, Exelon repurchased 0.2 million shares of common stock from a retired executive for $8 million. These shares are also held as treasury shares and are recorded at cost.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income from continuing operations	$724	$577	$1,747	$1,477
Income from discontinued operations	1	—	13	1

Income before cumulative effect of changes in accounting principles	725	577	1,760	1,478
Cumulative effect of changes in accounting principles	—	(9)	—	23

Net income	$725	$568	$1,760	$1,501

Average common shares outstanding — basic	670	661	669	660
Assumed exercise of stock options	7	8	7	8

Average common shares outstanding — diluted	677	669	676	668

Earnings per average common share — Basic:
Income from continuing operations	$1.08	$0.87	$2.61	$2.23
Income from discontinued operations	—	—	0.02	—

Income before cumulative effect of changes in accounting principles	1.08	0.87	2.63	2.23
Cumulative effect of changes in accounting principles	—	(0.01)	—	0.04

Net income	$1.08	$0.86	$2.63	$2.27

Earnings per average common share — Diluted:
Income from continuing operations	$1.07	$0.86	$2.58	$2.21
Income from discontinued operations	—	—	0.02	—

Income before cumulative effect of changes in accounting principles	1.07	0.86	2.60	2.21
Cumulative effect of changes in accounting principles	—	(0.01)	—	0.04

Net income	$1.07	$0.85	$2.60	$2.25

      There were no stock options excluded in the calculation of diluted common shares outstanding due to their antidilutive effect for the three or nine months ended September 30, 2005 or 2004.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies (Exelon, ComEd, PECO and Generation)
      For information regarding contingencies, capital commitments and nuclear decommissioning at December 31, 2004, see Notes 14 and 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

Energy Commitments
      At September 30, 2005, Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights did not change significantly from December 31, 2004, except for the following:

•	Power-only sales commitments of $395 million and minimum fuel purchase commitments of $217 million were eliminated after the sale of Sithe on January 31, 2005.

•	During the second quarter of 2005, in the normal course of business, Generation entered into long-term contracts for uranium enrichment services, increasing commitments by $122 million and $272 million for 2008-2009 and 2010 and beyond, respectively.

•	During the third quarter of 2005, in the normal course of business, Generation entered into long-term contracts for uranium, increasing commitments by $132 million and $128 million for 2008-2009 and 2010 and beyond, respectively.

Commercial Commitments
      Exelon, ComEd, PECO and Generation’s commercial commitments as of September 30, 2005, representing commitments potentially triggered by future events did not change significantly from December 31, 2004, except for the following:

•	Letters of credit decreased $109 million, primarily as a result of the sale of Sithe. See Note 4 — Acquisitions and Dispositions for further discussion.

•	Guarantees decreased $1.6 billion, primarily as a result of American Nuclear Insurers’ release of Exelon from the parent guarantee of $1.4 billion for Generation’s obligations and the release of guarantees of $200 million related to the wind-down of Enterprises’ operations.

Environmental Liabilities
      Exelon, ComEd, PECO and Generation accrue amounts for environmental investigation and remediation costs that can be reasonably estimated, including amounts for manufactured gas plant (MGP) investigation and remediation. Exelon has identified 69 sites where former MGP activities have or may have resulted in actual site contamination. Of these 69 sites, the Illinois Environmental Protection Agency has approved the clean-up of 5 sites and the Pennsylvania Department of Environmental Protection has approved the clean-up of 9 sites. Pursuant to a PAPUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities. As of September 30, 2005 and December 31, 2004, Exelon, ComEd, PECO and Generation had accrued the following amounts for environmental liabilities:

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
September 30, 2005	Reserve	and Remediation(a)

ComEd	$55	$49
PECO	50	44
Generation	13	—

Exelon	$118	$93

(a)	Discounted.

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
December 31, 2004	Reserve	and Remediation(a)

ComEd	$61	$55
PECO	47	41
Generation	16	—

Exelon	$124	$96

(a)	Discounted.
     Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.
      Section 316(b) of the Clean Water Act. In a pre-draft permit dated May 13, 2005 and a draft permit issued on July 19, 2005, as part of the pending National Pollution Discharge Elimination System permit renewal process for Oyster Creek Nuclear Generating Station (Oyster Creek), the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. AmerGen has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations, but believes that other compliance options under the final Phase II rule are viable and will be analyzed as part of the plant’s comprehensive demonstration study. If application of the Section 316(b) regulations requires the retrofitting of Oyster Creek’s cooling water intake structure or extensive wetlands restoration, this could result in material costs of compliance. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for additional information regarding Section 316(b) of the Clean Water Act.
      Cotter Corporation. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for information regarding environmental matters associated with the Cotter Corporation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Voluntary Greenhouse Gas Emissions Reductions. Exelon announced on May 6, 2005 that it has established a voluntary goal to reduce its greenhouse gas (GHG) emissions by eight percent from 2001 levels by the end of 2008. The eight percent reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon will incorporate recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in climate-reducing activities. Exelon made this pledge under the U.S. Environmental Protection Agency’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. Exelon believes that its planned greenhouse gas management efforts, including increased use of renewable energy, its current energy efficiency initiatives and its efforts in the areas of carbon sequestration, will allow it to achieve this goal. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material effect on Exelon’s future results of operations, financial condition and cash flows.

Leases
      Exelon, ComEd, PECO and Generation’s lease commitments as of September 30, 2005 did not change significantly from December 31, 2004, except for the following:

•	In the third quarter of 2005, Exelon Business Services Company (BSC) entered into an operating lease to rent a portion of a building from January 1, 2007 through September 30, 2022. BSC is obligated to pay its proportionate share of the building’s property taxes and operating expenses. Total rent expense over the life of the lease agreement will be approximately $51.4 million, which includes fixed escalation clauses. In addition, the lease provides for two five-year renewal options.

Litigation

Exelon
      PJM Billing Dispute. In December 2004, Exelon filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged Exelon from April 1998 through May 2003 as a result of a billing error. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric’s Elroy substation transformer as belonging to Exelon and that, as a consequence, during times of congestion, Exelon’s bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric’s load. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39.1 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to Exelon.
      On September 14, 2005, Exelon and PPL filed a proposed settlement of this matter with the FERC. If the settlement is approved by the FERC, Exelon will receive a total of $40.5 million, plus interest, over the next four years from two funding sources: (a) $33 million from PPL Electric and (b) $7.5 million from PJM market participants. Both charges will be collected and paid by PJM over a four-year period following FERC approval of the settlement with interest on the unpaid principal accruing over the collection and payment period. Since Exelon is a market participant in PJM, if this settlement is approved by the FERC, the net amount of the settlement to be received by Exelon will be reduced by Exelon’s portion of the $7.5 million described above.
      Pending FERC approval of the proposed settlement, Exelon has not recorded any receivables associated with this matter.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation
      Asbestos Claims. Like many other industrial companies, Generation is a defendant in personal injury actions related to asbestos exposure in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. The vast majority of these asbestos-related bodily injury claims allege a variety of lung-related diseases based on alleged exposure to asbestos by former third-party contractors involved in the original construction or maintenance of the facilities. The construction of these facilities primarily occurred between 1950 and 1975. Generation does not have significant asbestos-related bodily injury claims occurring after 1980.
      As part of the 2001 restructuring in which Generation purchased ComEd’s and PECO’s energy-producing facilities, Generation assumed all of ComEd’s and PECO’s current and future benefits and liabilities associated with these facilities. Based on the receipt of asbestos-related bodily injury claims during 2002, 2003 and 2004, where previously an insignificant number of claims were received and corresponding expenses were recorded, Generation engaged independent actuaries to determine if a reasonable estimate of future losses could be made based on historical claims data and other available information. Based on the currently available volume and diversity of historical claim and payment data, the actuaries determined that a reasonable estimate could be prepared and, accordingly, Generation engaged the actuaries to calculate an estimate of future losses. In the second quarter of 2005, based on the actuaries’ analyses, management’s review of current and expected losses and the view of counsel regarding the assumptions used in estimating the future losses, Generation recorded an undiscounted $43 million pre-tax charge for its estimated portion of all estimated future asbestos-related personal injury claims estimated to be presented through 2030. This amount does not include estimated legal costs associated with handling these matters, which could be material. Exelon management determined that it was not reasonable to estimate future asbestos-related personal injury claims past 2030 based on only three years of historical claims data and the significant amount of judgment required to estimate this liability. In calculating future losses, management and the actuaries made various assumptions, including, but not limited to, the overall number of future claims estimated through the use of actuarial models, Exelon’s estimated portion of future settlements and obligations, the distribution of exposure sites, the anticipated future mix of diseases that relate to asbestos exposure and the anticipated levels of awards made to plaintiffs. Exelon’s recent history of successfully defending itself in court cases for asbestos-related bodily injury claims was qualitatively considered in determining this estimate.
      The amounts recorded by Generation for estimated future asbestos-related bodily injury claims are based upon known facts at the time the report was prepared. Projecting future events, such as the number of new claims to be filed each year and the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos-related litigation in the United States, could cause the actual costs to be higher or lower than projected. While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on Exelon’s or Generation’s results of operations and financial position. Management cautions, however, that these estimates for asbestos-related bodily injury cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on Exelon’s or Generation’s financial position and cash flow.
      The $43 million pre-tax charge was recorded as part of operating and maintenance expense on Generation’s Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2005 and reduced net income by $27 million. At September 30, 2005, Exelon had approximately $52 million reserved in total for asbestos-related bodily injury claims. Approximately $10 mil-

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion of this amount relates to 136 open claims presented to Generation as of September 30, 2005, while the remaining $42 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030. Exelon anticipates obtaining periodic updates of the estimate of future losses. On a quarterly basis, Exelon monitors actual experience against the number of forecasted claims to be received and expected claim payments.

PECO and Generation
      Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2004, also regarding the valuation of its Limerick and Peach Bottom plants, Quad Cities Station (Rock Island County, IL), Three Mile Island Nuclear Station (Dauphin County, PA) (TMI) and Oyster Creek Nuclear Station (Forked River, NJ). PECO and Generation have reached settlements with the taxing authorities over the Limerick real estate assessments for 1998 and 1999. Pursuant to the settlement agreement, all Limerick tax appeals were dismissed by the state court, PECO has agreed to an additional payment of approximately $3 million for the two PURTA years and Generation has agreed to make additional payments in lieu of taxes for years 2005 through 2008. As a result of the Limerick settlement, PECO reduced its real estate tax reserve balance by $6 million in the first quarter of 2005. In addition, Generation reached a settlement with the taxing authorities over the TMI real estate assessment, which has been approved by the state court. As a result of the TMI settlement, Generation reduced its real estate tax reserve balance by $6 million in the first quarter of 2005. Generation reached an agreement with the taxing authorities for all years under appeal for the Quad Cities Station and is working to reduce the agreement to writing and obtain signatures and state court approval. Generation also reached an agreement with the taxing authorities for all years under appeal for the Oyster Creek Station and is waiting state court approval.
      PECO and Generation believe their reserve balances for other exposures associated with real estate taxes as of September 30, 2005 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5. The ultimate outcome of such matters, however, could result in unfavorable or favorable adjustments to the consolidated financial statements of Exelon, PECO and Generation and such adjustments could be material.

Exelon, PECO and Generation
      Reverse-Employment Discrimination Claim. On April 4, 2005, one employee of PECO and four employees of Generation commenced suit in the United States District Court for the Eastern District of Pennsylvania, alleging that they were subjected to a practice of reverse-employment discrimination which denied promotional opportunities to older white male employees, purportedly in violation of various federal antidiscrimination statutes and the Pennsylvania Human Relations Act. The plaintiffs filed the action individually and on behalf of a putative class that includes all white males currently or previously employed with any Exelon companies in the United States who were at least 40 years old on April 4, 2003 and who either applied for or were eligible to apply for supervisory positions in March 2003 and thereafter, continuing to the present day, and were not selected for these positions. The defendants have filed an answer denying all liability and are proceeding with discovery pertaining to the class allegations and the named plaintiffs’

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
individual claims. Discovery is expected to close at the year’s end, at which time plaintiffs’ motion for class certification, and the defendants’ opposition thereto, are expected to be filed with the court.

Exelon, ComEd, PECO and Generation
      Exelon, ComEd, PECO and Generation are involved in various other litigation matters that are being defended and handled in the ordinary course of business. Exelon, ComEd, PECO and Generation maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on the financial condition, results of operations or cash flows of Exelon, ComEd, PECO and Generation.

Income Tax Refund Claims
      ComEd and PECO have several pending tax refund claims seeking acceleration of certain tax deductions and additional tax credits. ComEd and PECO are unable to estimate the ultimate outcome of these refund claims and will account for any amounts received in the period the matters are settled with the IRS.
      ComEd and PECO had entered into several agreements with a tax consultant related to the filing of these refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO/Unicom Merger) would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO/Unicom Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of outstanding refund claims.
      In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims and final approval was obtained in the first quarter of 2005. The refund and associated interest have been recorded in the consolidated financial statements. Approximately $14 million of tax and interest benefit received in the second quarter of 2005 has been reflected in the consolidated financial statements of which $12 million ($9 million after-tax) was recorded to goodwill under the provisions of EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, ComEd recorded consulting expenses of $5 million (pre-tax) in 2004.
      Based on negotiations with the IRS during the first half of 2005, PECO believed it would receive a tax refund related to one of its claims and recorded a $6 million (pre-tax) charge related to expected consulting charges through the second quarter of 2005. However, as the result of a recent unfavorable tax court decision involving another utility related to a similar type of refund claim, PECO no longer believes payment of the consulting fees is probable and reversed the $6 million (pre-tax) charge during the third quarter 2005. PECO is unable to predict the final impact of its future negotiations with the IRS on this matter.

Jointly Owned Electric Utility Plant
      See Note 16 of Generation’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Generation’s 2004 Annual Report on Form 10-K for information regarding electric utility plants jointly owned by Generation.

14.	Supplemental Financial Information (Exelon, ComEd, PECO and Generation)

Supplemental Income Statement Information
      The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Income and Comprehensive Income of Exelon, ComEd, PECO and Generation for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Exelon	2005	2004	2005	2004

Investment income	$2	$1	$7	$5
Gain on disposition of assets and investments, net(a)	1	1	9	14
Impairment of investments	—	(9)	—	(14)
Gain on sale of Boston Generating	—	—	—	85
Net loss on extinguishment of long-term debt	—	(106)	—	(106)
Loss on settlement of cash-flow interest-rate swaps(b)	(15)	—	(15)	—
Decommissioning-related activities:
Decommissioning trust fund income(c)	27	31	106	89
Decommissioning trust fund income — AmerGen(c)	9	9	68	28
Other-than-temporary impairment of decommissioning trust funds(d)	—	(260)	(12)	(260)
Other-than-temporary impairment of decommissioning trust funds — AmerGen	—	(7)	(2)	(7)
Regulatory offset to non-operating decommissioning-related activities(e)	(27)	229	(94)	171
Net direct financing lease income	5	6	16	17
Allowance for funds used during construction (AFUDC), equity	1	1	4	3
Other	9	2	24	21

Other, net	$12	$(102)	$111	$46

(a)	See Note 4 — Acquisitions and Dispositions for further discussion. Excludes gains (losses) related to Sithe and certain components of Enterprises as they have been classified as discontinued operations.

(b)	See Note 17 — Derivative Financial Instruments for further discussion of the loss on settlement of cash-flow interest-rate swaps.

(c)	Includes investment income and realized gains and losses.

(d)	As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, the realization of these losses associated with the former ComEd and PECO plants had no impact on Exelon’s or Generation’s results of operations or financial position.

(e)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within Exelon’s Annual Report on 2004 Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

ComEd	2005	2004	2005	2004

Investment income	$1	$1	$3	$2
Gain (loss) on disposition of assets and investments, net	—	(1)	4	1
Loss on settlement of cash-flow interest-rate swaps(a)	(15)	—	(15)	—
AFUDC, equity	1	—	3	2
Other	3	(1)	5	1

Other, net	$(10)	$(1)	$—	$6

(a)	See Note 17 — Derivative Financial Instruments for further discussion of the loss on settlement of cash-flow interest-rate swaps.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

PECO	2005	2004	2005	2004

Investment income	$1	$—	$4	$3
Gain on disposition of assets and investments, net	1	2	5	4
AFUDC, equity	—	1	1	1

Other, net	$2	$3	$10	$8

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended,		Ended
	September 30,		September 30,

Generation	2005	2004	2005	2004

Decommissioning-related activities:
Decommissioning trust fund income(a)	$27	$31	$106	$89
Decommissioning trust fund income — AmerGen(a)	9	9	68	28
Other-than-temporary impairment of decommissioning trust funds(b)	—	(260)	(12)	(260)
Other-than-temporary impairment of decommissioning trust funds — AmerGen	—	(7)	(2)	(7)
Regulatory offset to non-operating decommissioning-related activities(c)	(27)	229	(94)	171
Gain on sale of Boston Generating	—	—	—	85
Other	4	2	16	12

Other, net(d)	$13	$4	$82	$118

(a)	Includes investment income and realized gains and losses.

(b)	As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, the realization of these losses associated with the former ComEd and PECO plants had no impact on Exelon’s or Generation’s results of operations or financial position.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s Annual Report on 2004 Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

(d)	Excludes gains (losses) related to Sithe, which have been classified as discontinued operations.

Supplemental Balance Sheet Information
      The following tables provide additional information regarding the regulatory assets and liabilities of Exelon, ComEd and PECO:

	September 30,	December 31,
Exelon and ComEd	2005	2004

Regulatory assets (liabilities)
Nuclear decommissioning	$(1,505)	$(1,433)
Removal costs	(1,040)	(1,011)
Reacquired debt costs and interest-rate swap settlements	110	118
Recoverable transition costs	55	87
Deferred income taxes	6	4
Other	31	31

Total	$(2,343)	$(2,204)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
Exelon and PECO	2005	2004

Regulatory assets (liabilities)
Competitive transition charge	$3,625	$3,936
Deferred income taxes	762	747
Non-pension postretirement benefits	47	52
Reacquired debt costs	38	42
MGP regulatory asset(a)	25	32
U.S. Department of Energy facility decommissioning	15	19
Nuclear decommissioning	(61)	(46)
Other	9	8

Long-term regulatory assets	4,460	4,790
Deferred energy costs (current asset)	24	71

Total	$4,484	$4,861

(a)	See Note 13 — Commitments and Contingencies for further information.
     The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of September 30, 2005 and December 31, 2004:

September 30, 2005	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,685	$1,170	$2,179	$4,215
Accounts receivable:
Allowance for uncollectible accounts	74	19	37	16

December 31, 2004	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,229	$1,008	$2,165	$3,949
Accounts receivable:
Allowance for uncollectible accounts	93	16	52	19
      The following tables provide information regarding counterparty margin deposit accounts as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
Exelon and Generation	2005	2004

Other current assets:
Counterparty collateral deposits paid	$244	$41
Other current liabilities:
Counterparty collateral deposits received	148	44

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information (Exelon, ComEd, PECO and Generation)
      As of January 1, 2005, Exelon operates in two business segments: Energy Delivery (ComEd and PECO) and Generation. Exelon evaluates the performance of its business segments on the basis of net income.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included in the “other” category within the table below. Presentation for 2004 has been adjusted for comparative purposes.
      ComEd, PECO and Generation each operate in a single business segment; as such, no separate segment information is provided for these registrants.

Three Months Ended September 30, 2005 and 2004
      Exelon’s segment information for the three months ended September 30, 2005 and 2004 is as follows:

	Energy			Intersegment
	Delivery	Generation	Other(a)	Eliminations	Exelon

Total revenues:(b)
2005	$3,270	$2,711	$190	$(1,698)	$4,473
2004	2,844	2,151	172	(1,419)	3,748
Intersegment revenues:
2005	$4	$1,504	$190	$(1,698)	$—
2004	3	1,244	172	(1,419)	—
Income (loss) from continuing operations before income taxes and minority interest:
2005	$626	$553	$(111)	$—	$1,068
2004	440	502	(89)	—	853
Income taxes:
2005	$237	$219	$(112)	$—	$344
2004	178	193	(92)	—	279
Income from continuing operations:
2005	$389	$334	$1	$—	$724
2004	262	313	2	—	577
Income (loss) from discontinued operations:
2005	$—	$1	$—	$—	$1
2004	—	6	(6)	—	—
Cumulative effect of a change in accounting principle:
2005	$—	$—	$—	$—	$—
2004	—	—	(9)	—	(9)
Net income (loss):
2005	$389	$335	$1	$—	$725
2004	262	319	(13)	—	568

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	Utility taxes of $71 million and $55 million are included in revenues and expenses for the three months ended September 30, 2005 and 2004, respectively, for ComEd. Utility taxes of $72 million and $59 million are included in revenues and expenses for the three months ended September 30, 2005 and 2004, respectively, for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2005 and 2004
      Exelon’s segment information for the nine months ended September 30, 2005 and 2004 is as follows:

	Energy			Intersegment
	Delivery	Generation	Other(a)	Eliminations	Exelon

Total revenues:(b)
2005	$8,483	$6,836	$533	$(4,333)	$11,519
2004	7,853	5,978	507	(3,517)	10,821
Intersegment revenues:
2005	$12	$3,789	$532	$(4,333)	$—
2004	24	2,994	499	(3,517)	—
Income (loss) from continuing operations before income taxes and minority interest:
2005	$1,278	$1,530	$(282)	$—	$2,526
2004	1,426	920	(211)	—	2,135
Income taxes:
2005	$473	$595	$(289)	$—	$779
2004	546	352	(237)	—	661
Income from continuing operations:
2005	$805	$935	$7	$—	$1,747
2004	880	571	26	—	1,477
Income (loss) from discontinued operations:
2005	$—	$16	$(3)	$—	$13
2004	—	(4)	5	—	1
Cumulative effect of changes in accounting principles:
2005	$—	$—	$—	$—	$—
2004	—	32	(9)	—	23
Net income:
2005	$805	$951	$4	$—	$1,760
2004	880	599	22	—	1,501
Total assets:
September 30, 2005	$28,425	$17,562	$13,851	$(16,686)	$43,152
December 31, 2004	27,574	16,438	13,268	(14,510)	42,770

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	Utility taxes of $192 million and $174 million are included in revenues and expenses for the nine months ended September 30, 2005 and 2004, respectively, for ComEd. Utility taxes of $177 million and $160 million are included in revenues and expenses for the nine months ended September 30, 2005 and 2004, respectively, for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, ComEd, PECO and Generation)

Exelon and ComEd
      The financial statements of Exelon and ComEd include related-party transactions with unconsolidated affiliates as presented in the tables below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$—	$2	$—
Interest expense to affiliates
ComEd Transitional Funding Trust	15	21	51	65
ComEd Financing II	3	3	10	10
ComEd Financing III	4	3	10	10
Equity in losses of unconsolidated affiliates
ComEd Funding LLC	3	4	11	13

	September 30,	December 31,
	2005	2004

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$15	$9
Investment in affiliates
ComEd Funding LLC	22	36
ComEd Financing II	10	10
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	13	10
Payables to affiliates (current)
ComEd Financing II	3	6
ComEd Financing III	1	4
Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	1,063	1,341
ComEd Financing II	155	155
ComEd Financing III	206	206

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the transactions described above, ComEd’s financial statements include related-party transactions as presented in the tables below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues from affiliates
Generation(a)	$2	$—	$6	$16
Enterprises(a)	—	—	—	1
Purchased power from affiliate
PPA with Generation(b)	991	827	2,514	1,870
Operations and maintenance from affiliates
BSC(c)	50	42	139	125
Interest income from affiliates
UII(d)	—	5	—	13
Exelon intercompany money pool(e)	—	1	3	2
Other	—	—	—	1
Capitalized costs
BSC(c)	16	17	46	45
Cash dividends paid to parent	107	112	352	320

	September 30,	December 31,
	2005	2004

Receivables from affiliates (current)
Other	$1	$1
Contributions to Exelon intercompany money pool(e)	—	308
Receivables from affiliates (noncurrent)
Generation(f)	1,504	1,433
Exelon Enterprises(g)	22	—
Payables to affiliates (current)
Generation decommissioning(h)	11	11
Generation(a, b)	233	189
BSC(c)	18	17
Borrowings from Exelon intercompany money pool(e)	110	—
Payables to affiliates (noncurrent)
Generation decommissioning(h)	11	11
Other	5	6
Shareholders’ equity — receivable from parent(i)	—	125

(a)	ComEd provides retail electric and ancillary services to Generation. ComEd provided electric and ancillary services to certain Enterprises companies which were sold in 2004. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation and Enterprises.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	ComEd has entered into a full-requirements purchase power agreement (PPA), as amended, with Generation. See Note 15 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2004 Annual Report on Form 10-K for more information regarding the PPA.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(d)	ComEd had a note and interest receivable with a variable rate of the one month forward LIBOR rate plus 50 basis points from UII, LLC (successor to Unicom Investments Inc.) relating to ComEd’s December 1999 fossil plant sale. The note was paid in full during 2004.

(e)	ComEd participates in Exelon’s intercompany money pool. ComEd earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.

(f)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers. For further information see Note 10 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2004 Annual Report on Form 10-K information.

(g)	As of September 30, 2005 and December 31, 2004, ComEd had an outstanding note receivable from Exelon Enterprises in the amount of $22 million. The note matures on December 31, 2008. As of December 31, 2004, ComEd also had a note payable to Exelon Enterprises in the amount of $22 million, which was repaid during the third quarter of 2005.

(h)	ComEd has a short-term and long-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation.

(i)	ComEd had a non-interest bearing receivable from Exelon related to a corporate restructuring in 2001. The receivable was settled in 2005.

Exelon and PECO
      The financial statements of Exelon and PECO include related-party transactions with unconsolidated financing subsidiaries as presented in the tables below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues from affiliate
PETT(a)	$2	$2	$7	$7
Interest expense to affiliates
PETT	52	58	162	178
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Equity in losses of unconsolidated affiliates
PETT	4	6	12	19

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2005	2004

Investment in affiliates
PETT	$67	$77
PECO Energy Capital Corp	4	4
PECO Trust IV	6	6
Payables to affiliates (current)
PECO Trust III	2	1
PECO Trust IV	2	—
Long-term debt to PETT and other financing trusts (including due within one year)
PETT	3,095	3,456
PECO Trust III	81	81
PECO Trust IV	103	103

(a)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
     In addition to the transactions described above, PECO’s financial statements include related-party transactions as presented in the tables below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues from affiliate
Generation(a)	$2	$3	$6	$7
Purchased power from affiliate
Generation(b)	513	409	1,273	1,108
Fuel from affiliate
Generation(c)	—	7	1	14
Operating and maintenance from affiliates
BSC(d)	28	26	80	77
Other	—	—	1	—
Interest income from affiliates
Other	—	—	1	—
Capitalized costs
BSC(d)	14	6	26	15
Cash dividends paid to parent	116	96	347	276

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2005	2004

Contributions to Exelon intercompany money pool(e)	$—	$34
Receivable from affiliate (noncurrent)
Generation decommissioning(f)	61	46
Payables to affiliates (current)
Generation(b)	150	125
BSC(d)	32	20
Borrowings from Exelon intercompany money pool(e)	7	—
Shareholder’s equity — receivable from parent(g)	1,267	1,482

(a)	PECO provides energy to Generation for Generation’s own use.

(b)	PECO has entered into a PPA with Generation. See Note 14 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2004 Annual Report on Form 10-K for more information regarding the PPA.

(c)	Effective April 1, 2004, PECO entered into a one-year gas procurement agreement with Generation.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool at a market rate of interest, and pays interest on its borrowings from the money pool at a market rate of interest.

(f)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers. See Note 9 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2004 Annual Report on Form 10-K for further information.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2005 through 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation
      The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues from affiliates
ComEd(a)	$991	$827	$2,514	$1,870
PECO(a)	513	416	1,274	1,122
BSC(c)	—	1	1	2
Purchased power from affiliates
ComEd(b)	—	(2)	—	10
Fuel from affiliates
PECO(b)	—	1	1	1
Operating and maintenance from affiliates
ComEd(b)	2	2	6	6
PECO(a)	2	2	5	6
BSC(c)	64	62	190	188
Interest expense to affiliates
Exelon intercompany money pool(d)	—	1	2	3
Cash distribution paid to member	430	61	749	170
Cash contribution received from member	—	—	843	6

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2005	2004

Receivables from affiliates (current)
ComEd(a)	$233	$189
ComEd decommissioning(f)	11	11
PECO(a)	150	125
BSC(c)	—	7
Note receivable from affiliate (noncurrent)
ComEd decommissioning(f)	11	11
Payables to affiliates (current)
Exelon(e)	3	42
BSC(c)	31	—
Borrowings from Exelon intercompany money pool(d)	—	283
Payables to affiliates (noncurrent)
ComEd decommissioning(g)	1,504	1,433
PECO decommissioning(g)	61	46

(a)	Generation has entered into PPAs with ComEd and PECO, as amended, to provide the full energy requirements of ComEd and PECO. Effective April 1, 2004, Generation entered into a one-year gas supply agreement with PECO. See Note 16 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

(b)	Generation purchases retail electric and ancillary services from ComEd and buys power from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation. Amounts charged by ComEd to Generation for transmission have been recorded as intercompany purchased power by Generation. See Note 16 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

(c)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due Generation are recovered through BSC.

(d)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.

(e)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.

(f)	Generation has a short-term and a long-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation resulting from the 2001 corporate restructuring. See Note 13 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

(g)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 13 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

17.	Derivative Financial Instruments (Exelon, ComEd and Generation)

Interest-Rate Swaps (Exelon and ComEd)
      The fair values of Exelon’s and ComEd’s interest-rate swaps are determined using quoted exchange prices, external dealer prices and available market pricing curves. At September 30, 2005 and December 31, 2004, Exelon had $240 million and $440 million, respectively, of notional amounts of interest-rate swaps outstanding, of which $240 million and $240 million, respectively, was held by ComEd. The following table provides the fair values at September 30, 2005 and December 31, 2004 of interest-rate swaps outstanding at September 30, 2005:

				September 30,	December 31,
	Notional			2005	2004
Company	Amount	Company Pays	Counterparty Pays	Fair Value	Fair Value

Fair-Value Hedges(a)
ComEd	$240	3 Month LIBOR	6.15%	$1	$9
		plus 1.12% — 1.60%

Net deferred gains				$1	$9

(a)	At September 30, 2005, the Registrants’ did not have any interest-rate swaps outstanding that were designated as cash-flow hedges.
     Fair-Value Hedges. The Registrants utilize fixed-to-floating interest-rate swaps as a means to achieve their targeted level of variable-rate debt as a percent of total debt. At September 30, 2005, ComEd had $240 million of notional amounts of fair-value hedges outstanding. The swaps have been designated as fair-value hedges, as defined in SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133), and, as such, changes in the fair value of the swaps are recorded in earnings; however, as long as the hedge remains effective and the underlying transaction remains probable, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. During the three and nine months ended September 30, 2005 and 2004, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness.
      Cash Flow Hedges. The Registrants utilize interest rate derivatives to lock in interest-rate levels in anticipation of future financings. Forward-starting interest-rate swaps are designated as cash-flow hedges, as defined in SFAS No. 133 and, as such, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (OCI). Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. At September 30, 2005, the Registrants did not have any notional amounts of cash-flow hedges outstanding. However, during the three months ended September 30, 2005, as a result of a forecasted transaction no longer being probable, Exelon and ComEd settled interest-rate swaps in the aggregate notional amount of $325 million and recorded net pre-tax losses of $15 million which were included in other, net within Exelon’s and ComEd’s Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2005, Exelon and ComEd settled interest-rate swaps in the aggregate notional amount of $1.8 billion and recorded pre-tax losses of $54 million, of which $15 million was included in other, net within Exelon’s and ComEd’s Consolidated Statements of Income and Comprehensive Income. Exelon is recording the remaining $39 million as additional interest expense over the remaining life of

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the related debt. During the three and nine months ended September 30, 2004, Exelon and ComEd did not reclassify any amounts from accumulated OCI into earnings as a result of ineffectiveness.

Energy-Related Derivatives (Exelon and Generation)
      Generation utilizes derivatives to manage its available generating capacity and the provision of wholesale energy to its affiliates. Exelon and Generation utilize energy option contracts, energy financial swap arrangements, futures and forwards to limit the market price risk associated with energy commodity prices. Additionally, Generation enters into certain energy-related derivatives for trading or speculative purposes.
      Exelon and Generation’s energy contracts are accounted for under SFAS No. 133. Non-trading contracts may qualify for the normal purchases and normal sales exemption to SFAS No. 133 discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K. Those that do not meet the normal purchase and normal sales exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load-serving entities that are accounted for under the accrual method of accounting discussed in Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.
      At September 30, 2005, Exelon and Generation had net liabilities of $530 million and $558 million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives, which included the energy derivatives at Exelon and Generation discussed below. The following table provides a summary of the fair value balances recorded by Exelon and Generation as of September 30, 2005:

	Generation
						Exelon
	Cash-Flow	Other	Proprietary		Other(a)	Energy-Related
Derivatives	Hedges	Derivatives	Trading	SubTotal	Derivatives	Derivatives(b)

Current assets	$772	$458	$10	$1,240	$—	$1,240
Noncurrent assets	184	42	141	367	28	395

Total mark-to-market energy contract assets	$956	$500	$151	$1,607	$28	$1,635

Current liabilities	$(1,332)	$(348)	$(4)	$(1,684)	$—	$(1,684)
Noncurrent liabilities	(295)	(46)	(140)	(481)	—	(481)

Total mark-to-market energy contract liabilities	$(1,627)	$(394)	$(144)	$(2,165)	$—	$(2,165)

Total mark-to-market energy contract net assets (liabilities)	$(671)	$106	$7	$(558)	$28	$(530)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	Excludes Exelon’s interest-rate swaps.
     Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge anticipated exposures.

Cash-Flow Hedges (Generation)
      The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Generation’s Consolidated Balance Sheet as of September 30, 2005. The data in the table is indicative of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The tables also include a rollforward of accumulated OCI related to cash-flow hedges for the three and nine months ended September 30, 2005 and 2004, providing information about the changes in the fair value of hedges and the reclassification from OCI into earnings.

Total Cash-Flow
Hedge OCI Activity,
Three Months Ended September 30, 2005	Net of Income Tax

Accumulated OCI derivative loss at July 1, 2005	$(224)
Changes in fair value	(273)
Reclassifications from OCI to net income	92

Accumulated OCI derivative loss at September 30, 2005	$(405)

Total Cash-Flow
Hedge OCI Activity,
Nine Months Ended September 30, 2005	Net of Income Tax

Accumulated OCI derivative loss at January 1, 2005	$(137)
Changes in fair value	(477)
Reclassifications from OCI to net income	209

Accumulated OCI derivative loss at September 30, 2005	$(405)

Total Cash-Flow
Hedge OCI Activity,
Three Months Ended September 30, 2004	Net of Income Tax

Accumulated OCI derivative loss at July 1, 2004	$(290)
Changes in fair value	(1)
Reclassifications from OCI to net income	75

Accumulated OCI derivative loss at September 30, 2004	$(216)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Cash-Flow
Hedge OCI Activity,
Nine Months Ended September 30, 2004	Net of Income Tax

Accumulated OCI derivative loss at January 1, 2004	$(133)
Changes in fair value	(311)
Reclassifications from OCI to net income	226
Exelon Energy opening balance	2

Accumulated OCI derivative loss at September 30, 2004	$(216)

      At September 30, 2005, Generation had net unrealized pre-tax losses on cash-flow hedges of $671 million recorded in accumulated OCI. Based on market prices at September 30, 2005, approximately $560 million of these deferred net pre-tax unrealized losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months. However, the actual amount reclassified to earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Generation’s cash-flow hedges are expected to settle within the next three years.
      Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $151 million pre-tax loss and a $119 million pre-tax loss for the three months ended September 30, 2005 and 2004, respectively, and a $340 million pre-tax loss and a $367 million pre-tax loss for the nine months ended September 30, 2005 and 2004, respectively.

Other Derivatives (Exelon and Generation)
      Exelon and Generation enter into certain contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. Changes in the fair value of these derivative contracts are recognized in current earnings. For the three months ended September 30, 2005 and September 30, 2004, Exelon and Generation recognized net unrealized gains of $179 million offset by realized losses of $82 million for a net mark-to-market gain of $97 million and net unrealized gains of $38 million and realized gains of $19 million for a total mark-to-market gain of $57 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. For the nine months ended September 30, 2005 and 2004, Exelon and Generation recognized net unrealized gains of $220 million offset by realized losses of $65 million for a net mark-to-market gain of $155 million and net unrealized gains of $224 million offset by realized losses of $185 million for a net mark-to-market gain of $39 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. Mark-to-market activity on non-trading power purchase and sale contracts are reported in fuel expense and purchased power expense.
      As a result of the nature of operations and the use of mark-to market accounting for certain derivatives, mark-to-market earnings will fluctuate. Generation cannot predict these fluctuations, but the impact on purchased power expense, fuel expense and earnings could be material. The primary factors that cause changes in earnings due to mark-to-market are the number and size of Generation’s open derivative positions and the changes in forward commodity prices.
      Proprietary Trading Activities. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by the Risk

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management Committee. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities.
      Generation recognized a mark-to-market gain of $2 million and no mark-to-market gains or losses for the three months ended September 30, 2005 and September 30, 2004, respectively, and a mark-to-market gain of $11 million and a mark-to-market loss of $1 million for the nine months ended September 30, 2005 and 2004, respectively, relating to mark-to-market activity of derivative instruments entered into for trading purposes. Gains and losses associated with financial trading are reported as revenue in the Consolidated Statements of Income and Comprehensive Income.

18.	Subsequent Events (Exelon and ComEd)
      On October 15, 2005, ComEd retired $107 million of 6.4% notes on the scheduled maturity date using internally generated cash and short-term borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      (Dollars in millions except per share data, unless otherwise noted)
General
      Exelon Corporation (Exelon) is a registered public utility holding company. It operates through subsidiaries in two business segments:

•	Energy Delivery, whose businesses include the purchase and regulated retail sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and retail sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

•	Generation, whose business consists principally of the electric generating facilities and wholesale energy marketing operations of Exelon Generation Company, LLC (Generation), the competitive retail sales business of Exelon Energy Company and certain other generation projects.
      See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.
      Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises) in 2004 and 2003. As a result, Enterprises is no longer reported as a segment as of January 1, 2005.
      Exelon, through its business services subsidiary, Exelon Business Services Company (BSC), provides Exelon’s business segments with a variety of support services, including legal, human resources, financial, information technology, supply management and corporate governance services. ComEd and PECO also receive additional services from BSC, including planning and engineering of delivery systems, management of construction, operation and maintenance of the transmission and delivery systems, and management of other support services. Generation receives additional services from BSC for inventory and information technology support and management of other support services. These costs are allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.
Critical Accounting Policies and Estimates
      Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, defined benefit pension and other postretirement welfare benefits, regulatory accounting, derivative instruments, depreciable lives of property, plant and equipment, contingencies, severance, revenue recognition and ownership interests in variable interest entities.
Goodwill (Exelon and ComEd)
      Exelon and ComEd had approximately $4.7 billion of goodwill recorded at September 30, 2005, which relates entirely to the goodwill resulting from the PECO/Unicom merger. Exelon and ComEd perform assessments for impairment of their goodwill at least annually (as of November 1st) or more frequently if events or circumstances indicate that goodwill might be impaired. The goodwill impairment assessment is a two-step process. The first step involves determining the fair value of the reporting unit and then comparing that amount to the carrying value of the reporting unit. If the carrying value exceeds the fair value, a second step must be taken. In the second step, the implied fair value of goodwill is determined and compared with the carrying value of goodwill. If the carrying value exceeds the fair value, an impairment would be recognized. Application of the goodwill impairment test requires management’s judgments, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.
      Exelon assesses goodwill impairment on the basis of its Energy Delivery reporting unit; accordingly, a goodwill impairment charge at ComEd may not necessarily affect Exelon’s results of operations as the goodwill impairment test for Exelon considers the cash flows of the entire consolidated Energy Delivery business segment, which includes both ComEd and PECO. A change in Exelon’s assessment of reporting units due to business changes, shifts in underlying economic characteristics or as a result of the PSEG Merger that causes ComEd to be considered its own reporting unit for the Exelon impairment test would cause any impairment at ComEd to be reflected at the Exelon level.
      In the impairment assessments, Exelon and ComEd estimate the fair value of the Energy Delivery and ComEd reporting units using a probability-weighted, discounted cash flow model with multiple scenarios. The fair value determination is dependent on many sensitive, interrelated and uncertain variables, including changing interest rates, utility sector market performance, the capital structures of Energy Delivery and ComEd, market prices for power, post-2006 rate regulatory structures, operating and capital expenditure requirements and other factors. Changes in assumptions regarding these variables or in the assessment of how they interrelate could produce a different impairment result, which could be material. As a result of ComEd’s Rate Case filing on August 31, 2005, ComEd reviewed the significant assumptions in the filing relative to the 2004 goodwill impairment analysis and found the expected future cash flows to be comparable. However, since the filing of the Rate Case, the regulatory and political situation in Illinois has become uncertain. As a result, the probabilities of various possible outcomes must be considered, including some form of rate settlement, a temporary inability to recover all costs and, under certain circumstances, insolvency or bankruptcy. Exelon’s and ComEd’s managements have not yet been able to assess how the possible outcomes should be reflected in the goodwill impairment analysis. Nonetheless, the impact of these ongoing developments on ComEd’s pending rate-related matters could result in a significant impairment of goodwill at both ComEd and Exelon. See Note 5 — Regulatory Issues for further discussions related to the Illinois regulatory environment and Note 6 — Intangible Assets for further discussion of goodwill.
Regulatory Accounting (Exelon, ComEd and PECO)
      Exelon, ComEd and PECO account for their regulated electric and gas operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which requires Exelon, ComEd and PECO to reflect the effects of rate regulation in their financial statements. Use of SFAS No. 71 is applicable to utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. Exelon, ComEd and PECO continually assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement in each regulatory jurisdiction where they conduct business. This assessment includes consideration of factors such as changes in applicable regulatory environments, recent rate orders to other regulated entities in the same jurisdiction, the status of any pending or potential deregulation legislation and the ability to recover costs through regulated rates. As of September 30, 2005, Exelon, ComEd and PECO have concluded that the operations of ComEd and PECO meet the criteria.
      The electric businesses of both ComEd and PECO are currently subject to rate freezes or rate caps that limit the opportunity to recover increased costs and the costs of new investment in facilities through rates during the rate freeze or rate cap period. Because the current rates include the recovery of existing regulatory assets and liabilities and rates in effect during the rate freeze or rate cap periods are expected to allow Exelon, ComEd and PECO to earn a reasonable rate of return during that period, management believes the existing regulatory assets and liabilities are probable of recovery. This determination reflects the current political and regulatory climate at the Federal level and in the states where ComEd and PECO conduct business but is subject to change in the future. If it is concluded in a future period that a separable portion of their businesses no longer meets the criteria, Exelon, ComEd and PECO are required to eliminate the financial statement effects of regulation for that part of their business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in their Consolidated Balance Sheets. The impact of not meeting the criteria of SFAS No. 71 could be material to the financial statements as a one-time extraordinary item and through impacts on continuing operations and the ability to pay dividends under applicable law. See Note 5 of the Combined Notes to the Consolidated Financial Statements for further information regarding regulatory issues.
      Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of September 30, 2005, Exelon and PECO had recorded $4.5 billion of net regulatory assets within their Consolidated Balance Sheets. At September 30, 2005, Exelon and ComEd had recorded $2.3 billion of net regulatory liabilities within their Consolidated Balance Sheets. See Note 14 of the Combined Notes to the Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities of Exelon, ComEd and PECO.
New Accounting Pronouncements
      See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.
EXELON CORPORATION
Executive Overview
      Financial Results. Exelon’s diluted earnings per average common share were $1.07 for the three months ended September 30, 2005 as compared to $0.85 for the same period in 2004. The increase was primarily due to the following:

•	higher margins on Generation’s wholesale market sales;

•	increased retail deliveries at ComEd and PECO due to favorable weather;

•	unrealized mark-to-market gains from non-trading activities;

•	reduced severance and severance-related charges;

•	and premiums and other charges associated with the 2004 debt repurchases under ComEd’s accelerated liability management plan.
      The positive factors above were partially offset by the following:

•	increased purchased power expense at Generation due to i) higher market prices, ii) increased sales to ComEd and PECO at fixed, below-market rates resulting from hot summer weather and an increase in the number of customers returning from alternative electric suppliers, and iii) increased unplanned outage days for Generation’s nuclear units;

•	increased operating and maintenance expenses; and

•	a gain recorded in 2004 from the reimbursement of costs incurred prior to 2004 under the Department of Energy settlement (DOE Settlement) related to spent nuclear fuel storage.
      Exelon’s diluted earnings per average common share were $2.60 for the nine months ended September 30, 2005 as compared to $2.25 for the same period in 2004. The increase was primarily due to the following:

•	higher margins on Generation’s wholesale market sales;

•	favorable weather;

•	unrealized mark-to-market gains from non-trading activities;

•	realized gains related to the decommissioning trust fund investments for the AmerGen plants;

•	lower interest expense due to debt retirements;

•	reduced severance and severance-related charges; and

•	premiums and other charges associated with the 2004 debt repurchases related to ComEd’s accelerated liability management plan.
      The positive factors above were partially offset by the following:

•	a reserve recorded for estimated future asbestos-related bodily injury claims;

•	the sale of Boston Generating in 2004;

•	a gain recorded in 2004 as a cumulative effect of a change in accounting principle due to Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R); and

•	a gain recorded in 2004 from the reimbursement of costs incurred prior to 2004 under the DOE Settlement related to spent nuclear fuel storage.
      Investment Strategy. For the nine month period ended September 30, 2005, Exelon continued to follow a disciplined approach in investing to maximize the earnings and cash flows from its assets and businesses, while selling those that do not meet its strategic goals. Highlights include:

•	Proposed Merger with PSEG — On July 19, 2005, the shareholders of Public Service Enterprise Group Incorporated (PSEG) approved the proposed merger of PSEG with and into Exelon (Merger). On July 22, 2005, Exelon’s shareholders approved the issuance of Exelon shares pursuant to the Merger.
On June 30, 2005, the Federal Energy Regulatory Commission (FERC) approved the Merger without a hearing. State regulatory proceedings regarding the approval of the Merger are pending before the New Jersey Board of Public Utilities (NJBPU) and the Pennsylvania Public Utility Commission (PAPUC). A decision of the full NJBPU can reasonably be expected by approximately May 15, 2006, and a decision of the full PAPUC can be expected by January 2006.
See Note 4 of the Combined Notes to Consolidated Financial Statements for further information. Additionally, see Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information.

•	Sale of Sithe Energies, Inc. (Sithe) — On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received from Sithe approximately $65 million in cash distributions. As a result of the sale, Exelon and Generation deconsolidated from their balance sheets approximately $820 million of debt and were released from approximately $125 million of credit support. Dynegy acquired $32 million of cash as part of the sale of Sithe. Additionally, Exelon and Generation recorded $55 million of liabilities related to certain indemnifications provided by Generation to Dynegy and other liabilities directly resulting from the transaction. These liabilities were taken into account in the determination of the net gain on sale of $19 million (before income taxes). During the three months ended September 30, 2005, Exelon and Generation recorded a $2 million decrease in such liabilities as a result of the expiration of certain tax indemnifications. As a result, Exelon and Generation’s liabilities and gain (before income taxes) related to the transaction as of September 30, 2005 were $53 million and $21 million, respectively. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the sale of Generation’s investment in Sithe.
      Financing Activities. Exelon, ComEd, PECO and Generation met their respective capital resource requirements primarily with internally generated cash during the third quarter of 2005. See the respective

Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 for information on the financing activities which occurred in the first and second quarters of 2005.

•	On July 1, 2005, ComEd retired $163 million of 7% First Mortgage Bonds on the scheduled maturity date using internally generated cash.
      Regulatory Developments — Illinois. As discussed in Note 5 — Regulatory Issues, ComEd has filed and has pending two regulatory proceedings before the Illinois Commerce Commission (ICC). One, referred to as the Procurement Case, seeks approval of tariffs that would implement a competitive power procurement process using a reverse-auction process. The other, referred to as the Rate Case, seeks, among other things, to allocate the costs of supplying electricity and to adjust ComEd’s rates for delivering electricity effective January 2, 2007. This request, if granted, would increase ComEd’s annual revenues by approximately $300 million relative to current levels, exclusive of the effect of the Procurement Case. The Rate Case also proposes procedures under which ComEd will allocate the costs from the Procurement Case among ComEd customers. The results of the Rate Case are not expected to be known until at least the third quarter of 2006.
      Several parties, including the Illinois Attorney General, Citizens’ Utility Board (CUB), Cook County State’s Attorney’s Office and the Environment Law and Public Policy Center, attacked the legality of the proposal in filings made at the ICC, which attack the ICC rejected. These same parties have attacked the legality of the proposal in a subsequent proceeding in the Circuit Court of Cook County, Illinois, which is currently pending. In addition, the Governor of Illinois has attacked the proposed procurement process and has appointed the former Executive Director of CUB to be the Chairman of the ICC. ComEd has filed a motion with the ICC seeking the recusal of the new Chairman from the Procurement Case, which is pending. The Chairman has informed ComEd that he has retained legal counsel to advise him on the recusal request and that he would not participate in ICC proceedings or discussions relating to the Procurement Case while he considers ComEd’s request. ComEd will consider taking further appropriate legal action, depending on the actions of the Chairman and the ICC.
      These developments indicate a more difficult and challenging regulatory environment in Illinois, which could have adverse consequences to ComEd and the other Registrants, as discussed below under “Outlook for the Remainder of 2005 and Beyond.” In addition, the response to these developments, including any settlements reached, could affect other pending regulatory proceedings.
      On October 17, 2005, ComEd and Generation filed an application with the FERC seeking approval that the proposed Illinois auction process meets FERC principles and that if Generation is selected as a wining bidder in the Illinois auction, the standard agreements under which Generation would sell energy, capacity and ancillary services to ComEd would be acceptable to FERC.
      Partial Settlement before PAPUC. On September 13, 2005, PECO filed before the PAPUC a partial settlement regarding distribution and transmission rates through 2010 and made other financial commitments contingent upon the approval of PECO’s application to the PAPUC related to the Merger. The settlement reflects the conclusion of a process involving the majority of PECO customer groups during which PECO’s cost data, return on equity and estimated Merger synergies were reviewed. If approved, the partial settlement would require PECO to lower its rates by $120 million over four years and cap its rates through the end of 2010. During the rate cap period, the PAPUC would retain the right to lower PECO rates if they were found to be excessive, and PECO retains the right to seek rate increases if certain unanticipated events occur (changes in tax rates, etc.). The partial settlement also provides substantial funding for alternative energy and environmental projects, economic development, and expanded outreach and assistance for low-income customers. PECO also made commitments for enhanced customer service and reliability, commitments for charitable giving and employment, and a pledge to maintain its Philadelphia headquarters. Certain parties to the Merger proceedings have challenged the partial settlement.
      Market-Based Rates Filing. On July 5, 2005, the FERC approved Exelon’s continued authority to charge market-based rates for wholesale sales of electricity, including to its affiliates ComEd and PECO. In the same order, the FERC stated that Exelon had failed to address the affiliate abuse issue of the FERC’s market-based rate eligibility test and used that statement as the basis for instituting a proceeding under the provision of the Federal Power Act, section 206, and establishing a refund effective date of July 26, 2005 in the event that the FERC ultimately finds that Exelon did not in fact qualify for market-based rates. On August 4, 2005, Exelon filed a Petition for Rehearing asking the FERC to rescind that part of its market-based rate order. Exelon addressed the affiliate abuse issue in its original November 2003 triennial update filing. The market-based rate order also directed Exelon to make compliance filings within 30 days of the order amending the market-based rate tariffs of Exelon’s various subsidiaries to include a code of conduct precluding sales to PSEG’s utility affiliate without specific authorization from the FERC for those sales. Concurrently with the rehearing request, Exelon made those tariff amendment filings too. Exelon still expects the FERC to make a decision regarding the rehearing request in 2005. If the FERC were to suspend Generation’s market-based rate authority, Generation would be required to supply and implement a plan for mitigation of market power. FERC’s default mitigation would require Generation to file and obtain FERC acceptance of cost-based rate schedules or schedules tied to a public index. In addition, the loss of market-based rate authority would subject Generation to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.
      Repeal of the Public Utility Holding Company Act of 1935 (PUHCA). Exelon is a registered holding company and subject to a number of restrictions under PUHCA. These restrictions involve financing, investments and affiliate transactions. Exelon has an order under PUHCA authorizing financing transactions for the Registrants within certain limits. Exelon also has an order under PUHCA authorizing development activities, the formation of new intermediate subsidiaries for internal corporate structuring, internal corporate reorganizations, and investments in certain non-U.S. energy-related subsidiaries. PUHCA also limits the businesses in which Exelon can engage and the investments that Exelon can make and requires that Exelon’s utility subsidiaries constitute a single system that can be operated in an efficient, coordinated manner. Under the terms of the Energy Policy Act of 2005 (the Energy Policy Act), PUHCA will be repealed effective February 8, 2006. With the repeal of PUHCA, Exelon will no longer be subject to these restrictions. Under the Energy Policy Act, FERC will obtain additional jurisdiction for merger review and for the review of affiliate transactions, and FERC’s financing jurisdiction resumes to the extent that it was preempted by PUHCA. Exelon continues to review the effects of the Energy Policy Act and FERC’s proposed rules with respect to future financing authority for Exelon and its subsidiaries. To the extent that the SEC’s jurisdiction under PUHCA preempted certain aspects of state regulation of Exelon, the repeal of PUHCA will permit the states in which Exelon and its subsidiaries operate to adopt additional regulations if they so choose, absent any preemption by the FERC.
      See Note 5 of the Combined Notes to the Consolidated Financial Statements for information on other regulatory matters.
      Outlook for the Remainder of 2005 and Beyond. In addition to the items discussed in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K, Exelon’s future financial results could be affected by the following:

•	If the price at which ComEd is allowed to sell energy beginning in 2007 is below ComEd’s cost to procure electricity, there may be material adverse consequences to ComEd and, possibly, Exelon. Depending upon the resolution of various issues and whether a compromise settlement is achieved, these consequences range from operating losses; increased costs and difficulty in financing due to loss of ComEd’s investment grade credit rating and a possible reduction in the other Registrants’ credit ratings; limited or lost access for ComEd to credit markets to finance operations and capital investment; increased costs and difficulty of procuring power due to loss of ComEd’s capacity to enter into bilateral long-term energy procurement contracts, which could likely force ComEd to procure electricity at more volatile and potentially higher prices in the spot market; and, under certain circumstances, possible insolvency and bankruptcy. Moreover, to the extent ComEd is not permitted to recover its costs, ComEd’s ability to maintain and improve service may diminish and its ability to maintain reliability may be impaired. In the nearer term, these prospects could have adverse effects on ComEd’s liquidity if vendors reduce credit or shorten payment terms or if ComEd’s financing alternatives become more limited and significantly less flexible.

•	Exelon, through three wholly owned subsidiaries has investments in synthetic fuel- producing facilities. Section 29 of the Internal Revenue Code provides tax credits for the sale of synthetic fuel produced from coal. However, Section 29 contains a provision under which credits are phased out (i.e., eliminated) in the event crude oil prices for a year exceed certain thresholds. Based on the actual pricing to date and expected futures prices for the remaining three months of 2005, Exelon estimates that it will not exceed the threshold for a phase out of tax credits in 2005.

The following table (in dollars) provides the estimated phase-out prices per barrel of oil and the annual Reference Price for 2006 and 2007 based on the New York Mercantile Exchange, Inc. index (NYMEX):

	Estimated	Estimated
	2006	2007

Beginning of Phase-Out Range(a)	$59	$61
End of Phase-Out Range(a)	75	76
Annual Reference Price	66	65

(a)	Estimated phase-out ranges are calculated using inflation rates published by the IRS after year-end. The inflation rate used by Exelon to estimate the 2006 and 2007 phase-out ranges was 2%.

Based on the table above, the estimated annual Reference Price based on the NYMEX would have to exceed $59 and $61 in 2006 and 2007, respectively, for a phase-out to begin. As of September 30, 2005, Exelon estimates that there could be a significant phase out of tax credits in 2006 and 2007 based on the expected futures prices.

The variable components of the purchase price are subject to refund from the operators of the facilities to the extent that there is a tax credit phase-out. Given the refundable nature of the variable components of the purchase price and operating losses paid to the sellers and operators of the facilities, respectively, Exelon’s results of operations and cash flows are not anticipated to be affected by a phase-out of tax credits due to a rise in crude oil prices to the extent of these variable components (notwithstanding the differences in the timing of refundable variable payments and the associated refunds). However, Exelon’s results of operations and cash flows could be negatively affected to the extent that Exelon is not allocated enough tax credits to cover the principal and interest payments due on the non-recourse notes representing the non-refundable fixed component of the purchase price.

Absent any efforts to mitigate market price exposure, a phase out could result in the reduction of the non-operating net income generated by the investments and could result in an estimated after-tax non-operating loss of up to $70 million per year in the event all tax credits are completely eliminated. In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of this exposure. These derivatives could result in after-tax cash proceeds to Exelon of up to $14 million, $42 million and $42 million in 2005, 2006 and 2007, respectively, in the event the tax credits are completely phased-out. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further information regarding Exelon’s investments in synthetic fuel-producing facilities.

•	As of September 30, 2005, Hurricanes Katrina and Rita have not significantly affected the Registrants’ results of operations and cash flows. However, the cost of certain supplies and lead time to order these supplies may increase significantly in 2006. The Registrants are currently assessing and will continue to monitor these potential impacts.

•	The Governor of Pennsylvania issued a press release on October 19, 2005 requesting the utility companies within Pennsylvania to make various concessions to low income customers during the upcoming heating season, including increasing the Customer Assistance Program participation, amortizing the cost of gas price increases over greater than the normal twelve-month period and deferring rate increases until after the heating season. This request is in response to the anticipated high costs of gas this coming winter. PECO is currently reviewing the request of the Governor and has not yet determined the impact, if any, on its results of operations or cash flows.

Results of Operations — Exelon Corporation

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

	Three Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$4,473	$3,748	$725
Purchased power and fuel expense	1,681	1,233	(448)
Operating and maintenance expense	911	778	(133)
Depreciation and amortization	358	362	4
Operating income	1,312	1,198	114
Other income and deductions	(244)	(345)	101
Income from continuing operations before income taxes and minority interest	1,068	853	215
Income from continuing operations	724	577	147
Income from discontinued operations	1	—	1
Income before cumulative effect of a change in accounting principle	725	577	148
Net income	725	568	157
Diluted earnings per share	1.07	0.85	0.22
      Operating Revenues. Operating revenues increased for the three months ended September 30, 2005 as compared to the same period in 2004 due to increased revenues at Energy Delivery and Generation. The increase in revenues at Energy Delivery was primarily due to favorable weather conditions and an increase in the number of customers choosing ComEd or PECO as their electric supplier. The increase in revenues from non-affiliates at Generation was primarily due to higher prices, partially offset by lower volumes sold to the market and the expiration of Generation’s purchase power agreement with Midwest Generation in 2004. See further analysis and discussion of operating revenues by segment below.
      Purchased Power and Fuel Expense. Purchased power and fuel expense increased during the three months ended September 30, 2005 as compared to the same period in 2004 primarily due to an increase in power purchased by Generation at overall higher market energy prices due to higher natural gas and oil prices. Purchased power represented 28% of Generation’s total supply for the three months ended September 30, 2005 compared to 26% for the same period in 2004. See further analysis and discussion of purchased power and fuel expense by segment below.
      Operating and Maintenance Expense. Operating and maintenance expense increased for the three months ended September 30, 2005 compared with the same period in 2004. The increase was primarily due to the gain recorded in 2004 related to the DOE Settlement, higher nuclear operating costs and increased storm costs, partially offset by reduced severance and benefit expense. See further discussion of operating and maintenance expenses by segment below.
      Depreciation and Amortization Expense. The decrease in depreciation and amortization expense for the three months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the establishment of an asset retirement cost (ARC) for retired nuclear units recorded in the third quarter 2004 and immediately impaired through depreciation expense, as this asset was associated with retired nuclear units that do not have any remaining useful life, partially offset by capital additions and increased competitive transition charge (CTC) amortization expense.
      Operating Income. Exclusive of the changes in operating revenues, purchased power and fuel expense, operating and maintenance expense and depreciation and amortization expense discussed above, the change in operating income for the three months ended September 30, 2005 as compared to the same period in 2004 was the result of increased taxes other than income.

      Other Income and Deductions. The change in other income and deductions reflects a 2004 charge at ComEd associated with the accelerated retirement of debt.
      Effective Income Tax Rate. Exelon’s effective income tax rate from continuing operations decreased from 32.7% for the three months ended September 30, 2004 to 32.2% for the same period in 2005. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises and AllEnergy Gas & Electric Marketing LLC (AllEnergy), a business within Exelon Energy, which is part of Generation. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations for the three and nine months ended September 30, 2005 and 2004 within Exelon’s (for Sithe, AllEnergy and Enterprises) and Generation’s (for Sithe and AllEnergy) Consolidated Statements of Income and Comprehensive Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe, certain Enterprises businesses and AllEnergy as discontinued operations and the sale of Sithe. The results of Sithe and AllEnergy are further discussed in the Generation discussion below.
      Income from discontinued operations was $1 million for the three months ended September 30, 2005 as a result of an adjustment to the gain on sale of Sithe. There was no income or loss from discontinued operations for the three months ended September 30, 2004.

Results of Operations by Business Segment
      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the three months ended September 30, 2005 and 2004 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included in the “other” category within the results of operations by business segment tables below. Segment information presented below for 2004 has been adjusted to present it on a comparable basis with 2005. See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.

Net Income from Continuing Operations by Business Segment

	Three Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$389	$262	$127
Generation	334	313	21
Other(a)	1	2	(1)

Total	$724	$577	$147

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel- producing facilities and intersegment eliminations.

Net Income by Business Segment

	Three Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$389	$262	$127
Generation	335	319	16
Other(a)	1	(13)	14

Total	$725	$568	$157

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel- producing facilities and intersegment eliminations.

Results of Operations — Energy Delivery

	Three Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$3,270	$2,844	$426
Operating expenses
Purchased power and fuel expense	1,708	1,400	(308)
Operating and maintenance	354	353	(1)
Depreciation and amortization	270	248	(22)
Taxes other than income	155	132	(23)

Total operating expense	2,487	2,133	(354)

Operating income	783	711	72

Other income and deductions
Interest expense	(141)	(162)	21
Distributions on preferred securities of subsidiaries	(1)	(1)	—
Equity in losses of unconsolidated affiliates	(7)	(10)	3
Net loss on extinguishment of long-term debt	—	(106)	106
Other, net	(8)	8	(16)

Total other income and deductions	(157)	(271)	114

Income before income taxes	626	440	186
Income taxes	237	178	(59)

Net income	$389	$262	$127

      Net Income. Energy Delivery’s net income for the three months ended September 30, 2005 compared to the same period in 2004 increased primarily as a result of higher revenues, net of related purchased power expense, at ComEd and PECO due to favorable weather and a 2004 charge at ComEd associated with the accelerated retirement of debt.

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Weather	$287	$61	$348	$—	$348
Customer choice	20	40	60	—	60
Volume	(33)	61	28	(1)	27
Rate changes and mix	(38)	32	(6)	4	(2)

Retail revenue	236	194	430	3	433

PJM transmission	(12)	—	(12)	—	(12)
T&O/SECA rates	(3)	1	(2)	—	(2)
Other	7	(4)	3	4	7

Wholesale and miscellaneous revenues	(8)	(3)	(11)	4	(7)

Increase in operating revenues	$228	$191	$419	$7	$426

      Weather. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Energy Delivery’s revenues were positively affected by favorable weather conditions at ComEd and PECO in the third quarter of 2005 compared to the same period in 2004. In the ComEd and PECO service territories, cooling degree days were 91% and 38% higher, respectively, than the prior year.
      Customer choice. For the three months ended September 30, 2005 and 2004, 23% and 28% of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers or under the ComEd Power Purchase Option (PPO).
      All ComEd and PECO customers have the choice to purchase energy from an alternative electric supplier. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. In PECO’s case, operating income is not affected by customer choice since any increase or decrease in revenues is completely offset by any related increase or decrease in purchased power expense. As of September 30, 2005, one alternative supplier was approved to serve residential customers in the ComEd service territory. However, no residential customers have selected this alternative supplier.

	ComEd		PECO
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Retail customers purchasing energy from an alternative electric supplier:
Volume (in gigawatthours (GWhs))(a)	5,176	5,331	516	1,309
Percentage of total retail deliveries	19%	23%	5%	13%
Retail customers purchasing energy from an alternative electric supplier or the ComEd PPO:
Number of customers	21,500	21,600	65,500	281,600
Percentage of total retail customers	(b )%	(b )%	4%	18%
Volume (GWhs)	8,367	8,106	516	1,309
Percentage of total retail deliveries	31%	34%	5%	13%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Less than one percent.

     For ComEd, the increase in revenues related to customer choice was primarily from a decrease in non-residential customers in Illinois electing to purchase energy from an alternative electric supplier. This decrease relates to the continued increase in the energy market price for electricity, which makes ComEd a more economical choice for certain customers. The increase in electric retail revenue associated with customer choice at PECO primarily related to a significant number of residential customers returning to PECO as their energy provider in December 2004. This action followed the assignment of approximately 194,000 residential customers to alternative electric suppliers for a one-year term beginning in December 2003, as required by the PAPUC and PECO’s final electric restructuring order.
      Volume. The decrease in ComEd’s electric revenues attributable to volume, exclusive of the effects of weather and customer choice, was primarily due to decreased usage per customer, generally in the small and large commercial and industrial customer classes. The increase in PECO’s electric revenues attributable to volume, exclusive of the effects of weather and customer choice, was primarily due to increased usage across all customer classes.
      Rate changes and mix. With respect to ComEd, the increased wholesale market price of electricity and other adjustments to the energy component of its CTC calculation decreased the collection of CTC by $20 million in 2005 as compared to 2004. Also contributing to the decrease was lower average rates paid by residential and large commercial and industrial customers totaling $25 million. The lower average residential rates relate to the volume discounts associated with the increased usage year over year due to favorable weather. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates, ComEd anticipates that CTC revenues will range from $90 million to $110 million annually in 2005 and 2006, compared to CTC revenues of $169 million in 2004. Under current Illinois law, no CTCs will be collected after 2006.
      The increase in PECO’s electric revenues attributable to rate changes and mix resulted from changes in usage patterns in all customer classes.
      The increase in PECO’s gas revenues attributable to rate changes and mix was due to increases in rates through PAPUC-approved changes to the purchased gas adjustment clause that became effective June 1, 2005 and September 1, 2005. The average purchased gas cost rate per million cubic feet in effect for the three months ended September 30, 2005 was 12% higher than the average rate for the same period in 2004.
      PJM transmission. ComEd’s transmission revenues and purchased power expense each decreased by $12 million mainly due to a decrease in network service charges.
      T&O/SECA rates. Revenues decreased $3 million at ComEd as a result of the elimination of T&O rates in accordance with FERC orders that became effective December 1, 2004. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges – see “Purchased Power and Fuel Expense” below. The elimination of T&O revenues and inclusion of SECA revenues had a minimal impact on PECO as T&O revenues recognized in the past were not material and SECA revenues currently being recognized also are not material. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/SECA rates.

      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Weather	$148	$24	$172	$—	$172
Prices	25	34	59	4	63
Customer choice	18	40	58	—	58
Volume	(7)	22	15	—	15
T&O collections	9	—	9	—	9
SECA rates	(13)	3	(10)	—	(10)
PJM transmission	(12)	3	(9)	—	(9)
Other	7	—	7	3	10

Increase in purchased power and fuel expense	$175	$126	$301	$7	$308

      Weather. The increase in purchased power and fuel expense attributable to weather was due to favorable weather conditions in the ComEd and PECO service territories.
      Prices. ComEd’s purchased power expense increased $25 million due to higher prices associated with its PPA with Generation. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with Generation, starting in January 1, 2005, ComEd began paying higher prices for its purchased power from Generation and ceased to procure its ancillary services from Generation. This agreement fixed the pricing for purchased power through December 31, 2006 based upon the current market prices as of April 30, 2004. In 2000, ComEd and Generation entered into a PPA that fixed the pricing for purchased power through December 31, 2004 based upon the then-current market prices. PECO’s purchased power expense increased due to a change in the mix of average pricing related to its PPA with Generation. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.
      Customer choice. The increase in purchased power expense resulting from customer choice was primarily due to fewer ComEd non-residential customers electing to purchase energy from an alternative electric supplier and a significant number of residential customers returning to PECO as their energy provider in December 2004.
      Volume. The increase in PECO’s purchased power expense attributable to volume, exclusive of the effects of weather, was primarily due to increased usage in all customer classes.
      T&O collections/SECA rates. Prior to the FERC orders issued in November 2004, ComEd collected T&O rates for transmission service scheduled out of or across ComEd’s transmission system. Rates collected as the transmission owner were recorded in operating revenues. After joining PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load-serving entity. The collections received by ComEd as a load-serving entity have been recorded as a decrease to purchased power expense. ComEd’s purchased power expense increased $9 million due to ComEd no longer collecting T&O revenues in 2005.
      Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges. During the three months ended September 30, 2005, ComEd recorded SECA collections net of SECA charges of $13 million, and PECO recorded SECA charges of $3 million. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/ SECA rates.
      PJM transmission. ComEd’s transmission revenues and purchased power expense each decreased $12 million mainly due to a decrease in network service charges.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Corporate allocations	$8	$3	$11
Injuries and damages(a)	—	6	6
Storm costs	4	1	5
Payroll	2	3	5
Allowance for uncollectible accounts	(1)	4	3
Severance-related expenses(b)	(23)	—	(23)
Pension expense(c)	(9)	—	(9)
Reversal of professional fees related to income tax refund claim(d)	—	(6)	(6)
Other	(1)	10	9

Increase (decrease) in operating and maintenance expense	$(20)	$21	$1

(a)	The increase in injuries and damages at PECO resulted from an annual actuarial study performed in the third quarter of 2005.

(b)	Consists of salary continuance severance costs, curtailment charges for pension and other postretirement benefits, and special termination benefit charges related to other postretirement benefits. The decrease reflects reduced severance-related activity in 2005 as compared to 2004.

(c)	Pension expense in 2005 is lower than in 2004 due in large part to significant pension plan contributions made in the first quarter of 2005. PECO made an adjustment in the third quarter due to an actuarial study, which caused pension expense to be equal to 2004. PECO expects pension expense will be lower in 2005 than in 2004 on an annual basis. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

(d)	See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.
     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Recoverable transition costs/ CTC amortization	$6	$10	$16
Depreciation expense	4	1	5
Accelerated amortization of PECO billing system	—	3	3
Other amortization expense	(3)	1	(2)

Increase in depreciation and amortization expense	$7	$15	$22

      ComEd anticipates amortizing on an annual basis approximately $43 million of transition costs in 2005 and 2006, which is consistent with the amount amortized for 2004. The quarterly amount of this amortization during the year is dependent on the projected operating margin by quarter, which can result in fluctuations compared to prior periods. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $55 million by the end of 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.
      PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.
      The increase in depreciation expense is primarily due to capital additions.

      In January 2005, as part of a broader Energy Delivery systems strategy associated with the pending Merger with PSEG, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system requires the accelerated depreciation of PECO’s current system, which results in additional annual depreciation expense in 2005 and 2006 of $15 million and $10 million, respectively, relative to 2004 levels. If additional system changes are approved, additional accelerated depreciation may be required.
      The decrease in other amortization expense at ComEd was primarily due to a $5 million decrease resulting from the completion of the amortization of one of its software packages in 2004.
      Taxes Other Than Income. The changes in taxes other than income for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Taxes on utility revenues(a)	$4	$12	$16
Tax refund(b)	8	—	8
Other	1	(2)	(1)

Increase in taxes other than income	$13	$10	$23

(a)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in tax expense was offset by a corresponding increase in revenues.

(b)	During 2004, a refund was received for Illinois electricity distribution taxes.
     Interest Expense. The reduction in interest expense at ComEd and PECO of $15 million and $6 million, respectively, for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to long-term debt retirements and prepayments in 2004 at ComEd pursuant to Exelon’s accelerated liability management plan and payments on long-term debt owed to ComEd Transitional Funding Trust (CTFT) and PECO Energy Transition Trust (PETT).
      Equity in Losses of Unconsolidated Affiliates. The decrease in equity in losses of unconsolidated affiliates was a result of a decrease in interest expense of the deconsolidated financing trusts of ComEd and PECO due to scheduled repayments of outstanding long-term debt.
      Net Loss on Extinguishment of Long-Term Debt. In 2004, Exelon initiated an accelerated liability management plan at ComEd that resulted in the retirement of approximately $768 million of long-term debt, of which $618 million was retired during the third quarter of 2004. During the three months ended September 30, 2004, ComEd recorded a charge of $106 million associated with the retirement of debt under the plan. The components of this charge included the following: $63 million related to prepayment premiums; $11 million related to net unamortized premiums, discounts and debt issuance costs; $23 million of losses on reacquired debt previously deferred as regulatory assets; and $9 million related to settled cash-flow interest-rate swaps previously deferred as regulatory assets.

      Other, Net. The changes in other, net for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Loss on settlement of cash-flow swaps(a)	$(15)	$—	$(15)
Interest income on long-term receivable from UII, LLC(b)	(4)	—	(4)
Other	4	(1)	3

Decrease in other, net	$(15)	$(1)	$(16)

(a)	See Note 17 of the Combined Notes to Consolidated Financial Statements for further information.

(b)	The decrease in interest income on the long-term receivable from UII, LLC resulted from this receivable being repaid in late 2004.
     Income Taxes. ComEd’s effective income tax rate was 40.9% and 43.4% for the three months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to prior period income tax adjustments recorded in 2004 related to plant basis differences. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.
      PECO’s effective income tax rate was 33.1% for the three months ended September 30, 2005, compared to 37.4% for the three months ended September 30, 2004. The effective income tax rate in 2005 reflects a tax benefit related to the 2004 return to accrual true-up adjustment. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Energy Delivery Operating Statistics and Revenue Detail
      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended
	September 30,

Retail Deliveries — in GWhs(a)	2005	2004	Variance	% Change

Full service(b)
Residential	13,922	10,340	3,582	34.6%
Small commercial & industrial	8,047	7,386	661	8.9%
Large commercial & industrial	6,238	5,757	481	8.4%
Public authorities & electric railroads	718	850	(132)	(15.5)%

Total full service	28,925	24,333	4,592	18.9%

PPO (ComEd only)
Small commercial & industrial	1,667	1,292	375	29.0%
Large commercial & industrial	1,524	1,483	41	2.8%

	3,191	2,775	416	15.0%

Delivery only(c)
Residential	95	636	(541)	(85.1)%
Small commercial & industrial	1,717	2,055	(338)	(16.4)%
Large commercial & industrial	3,880	3,949	(69)	(1.7)%

	5,692	6,640	(948)	(14.3)%

Total PPO and delivery only	8,883	9,415	(532)	(5.7)%

Total retail deliveries	37,808	33,748	4,060	12.0%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking generation service under tariffed rates.

(c)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended
	September 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$1,481	$1,108	$373	33.7%
Small commercial & industrial	749	684	65	9.5%
Large commercial & industrial	440	397	43	10.8%
Public authorities & electric railroads	50	58	(8)	(13.8)%

Total full service	2,720	2,247	473	21.1%

PPO (ComEd only)(b)
Small commercial & industrial	120	89	31	34.8%
Large commercial & industrial	94	91	3	3.3%

	214	180	34	18.9%

Delivery only(c)
Residential	8	50	(42)	(84.0)%
Small commercial & industrial	37	55	(18)	(32.7)%
Large commercial & industrial	42	59	(17)	(28.8)%

	87	164	(77)	(47.0)%

Total PPO and delivery only	301	344	(43)	(12.5)%

Total electric retail revenues	3,021	2,591	430	16.6%

Wholesale and miscellaneous revenue(d)	182	193	(11)	(5.7)%

Total electric and other revenue	$3,203	$2,784	$419	15.1%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding CTC.

(b)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which rates include a distribution charge and a CTC.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

ComEd Electric Operating Statistics and Revenue Detail
      ComEd’s electric sales statistics and revenue detail are as follows:

	Three Months
	Ended
	September 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	9,847	7,434	2,413	32.5%
Small commercial & industrial	5,872	5,596	276	4.9%
Large commercial & industrial	2,024	1,808	216	11.9%
Public authorities & electric railroads	496	616	(120)	(19.5)%

Total full service	18,239	15,454	2,785	18.0%

PPO
Small commercial & industrial	1,667	1,292	375	29.0%
Large commercial & industrial	1,524	1,483	41	2.8%

	3,191	2,775	416	15.0%

Delivery only(b)
Small commercial & industrial	1,391	1,611	(220)	(13.7)%
Large commercial & industrial	3,785	3,720	65	1.7%

	5,176	5,331	(155)	(2.9)%

Total PPO and delivery only	8,367	8,106	261	3.2%

Total retail deliveries	26,606	23,560	3,046	12.9%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended
	September 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$903	$699	$204	29.2%
Small commercial & industrial	492	471	21	4.5%
Large commercial & industrial	115	107	8	7.5%
Public authorities & electric railroads	31	38	(7)	(18.4)%

Total full service	1,541	1,315	226	17.2%

PPO(b)
Small commercial & industrial	120	89	31	34.8%
Large commercial & industrial	94	91	3	3.3%

	214	180	34	18.9%

Delivery only(c)
Small commercial & industrial	20	31	(11)	(35.5)%
Large commercial & industrial	40	53	(13)	(24.5)%

	60	84	(24)	(28.6)%

Total PPO and delivery only	274	264	10	3.8%

Total electric retail revenues	1,815	1,579	236	14.9%

Wholesale and miscellaneous revenue(d)	133	141	(8)	(5.7)%

Total operating revenues	$1,948	$1,720	$228	13.3%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenues reflect revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

PECO Electric Operating Statistics and Revenue Detail
      PECO’s electric sales statistics and revenue detail are as follows:

	Three Months
	Ended
	September 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	4,075	2,906	1,169	40.2%
Small commercial & industrial	2,175	1,790	385	21.5%
Large commercial & industrial	4,214	3,949	265	6.7%
Public authorities & electric railroads	222	234	(12)	(5.1)%

Total full service	10,686	8,879	1,807	20.4%

Delivery only(b)
Residential	95	636	(541)	(85.1)%
Small commercial & industrial	326	444	(118)	(26.6)%
Large commercial & industrial	95	229	(134)	(58.5)%

Total delivery only	516	1,309	(793)	(60.6)%

Total retail deliveries	11,202	10,188	1,014	10.0%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

	Three Months
	Ended
	September 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$578	$409	$169	41.3%
Small commercial & industrial	257	213	44	20.7%
Large commercial & industrial	325	290	35	12.1%
Public authorities & electric railroads	19	20	(1)	(5.0)%

Total full service	1,179	932	247	26.5%

Delivery only(b)
Residential	8	50	(42)	(84.0)%
Small commercial & industrial	17	24	(7)	(29.2)%
Large commercial & industrial	2	6	(4)	(66.7)%

Total delivery only	27	80	(53)	(66.3)%

Total electric retail revenues	1,206	1,012	194	19.2%

Wholesale and miscellaneous revenue(c)	49	52	(3)	(5.8)%

Total electric and other revenue	$1,255	$1,064	$191	18.0%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(c)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

Energy Delivery’s and PECO’s Gas Sales Statistics and Revenue Detail
      Energy Delivery’s and PECO’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended
	September 30,

Deliveries to customers (in million cubic feet (mmcf))	2005	2004	Variance	% Change

Retail sales	3,786	3,866	(80)	(2.1)%
Transportation	5,755	6,167	(412)	(6.7)%

Total	9,541	10,033	(492)	(4.9)%

	Three Months
	Ended
	September 30,

Revenue	2005	2004	Variance	% Change

Retail sales	$58	$55	$3	5.5%
Transportation	4	4	—	—
Resales and other	5	1	4	n.m.

Total gas revenue	$67	$60	$7	11.7%

      n.m.    not meaningful.

Results of Operations — Generation

	Three Months
	Ended
	September 30,
			Favorable
	2005	2004	(Unfavorable)

Operating revenues	$2,711	$2,151	$560
Operating expenses
Purchased power	1,047	757	(290)
Fuel	441	318	(123)
Operating and maintenance	537	414	(123)
Depreciation and amortization	63	93	30
Taxes other than income	48	41	(7)

Total operating expenses	2,136	1,623	(513)

Operating income	575	528	47

Other income and deductions
Interest expense	(33)	(25)	(8)
Equity in losses of unconsolidated affiliates	(2)	(5)	3
Other, net	13	4	9

Total other income and deductions	(22)	(26)	4

Income from continuing operations before income taxes and minority interest	553	502	51
Income taxes	219	193	(26)

Income from continuing operations before minority interest	334	309	25
Minority interest	—	4	(4)

Income from continuing operations	334	313	21
Discontinued operations
Income from discontinued operations	—	11	(11)
Gain on disposal of discontinued operations	2	—	2
Income taxes	1	5	4

Income from discontinued operations	1	6	(5)

Net income	$335	$319	$16

      Operating Revenues. For the three months ended September 30, 2005 and 2004, Generation’s sales were as follows:

	Three Months
	Ended
	September 30,

Revenue	2005	2004	Variance	% Change

Electric sales to affiliates	$1,484	$1,218	$266	21.8%
Wholesale and retail electric sales	1,038	759	279	36.8%

Total energy sales revenue	2,522	1,977	545	27.6%

Retail gas sales	77	55	22	40.0%
Trading portfolio	4	1	3	n.m.
Other revenue(a)	108	118	(10)	(8.5)%

Total revenue	$2,711	$2,151	$560	26.0%

(a)	Includes sales related to tolling agreements, fossil fuel sales and decommissioning revenue from Energy Delivery.
n.m. not meaningful.

	Three Months
	Ended
	September 30,

Sales (in GWhs)	2005	2004	Variance	% Change

Electric sales to affiliates	35,773	30,040	5,733	19.1%
Wholesale and retail electric sales	19,525	21,894	(2,369)	(10.8)%

Total sales	55,298	51,934	3,364	6.5%

      Trading volumes of 6,757 GWhs and 7,132 GWhs for the three months ended September 30, 2005 and 2004, respectively, are not included in the table above.
      Electric sales to affiliates. The increase of $266 million in revenue from sales to affiliates was primarily due to an increase in sales volumes due to warmer-than-normal weather conditions in the Energy Delivery regions and customers returning from alternative electric suppliers. The sales volumes to customers in the Energy Delivery regions increased $235 million, while the remaining $31 million increase in sales to affiliates was due to overall higher prices associated with the mix of on-peak and off-peak power sales to Energy Delivery.
      Wholesale and retail electric sales. The changes in Generation’s wholesale and retail electric sales for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Price	$303
Volume	(24)

Increase in wholesale and retail electric sales	$279

      The increase in wholesale and retail electric sales was due to overall higher market prices, on lower volumes sold to the market during the third quarter of 2005. Generation had less power to sell into the market as a result of higher demand for power sold to affiliates and the expiration of its purchase power agreement with Midwest Generation in 2004.
      Retail gas sales. Retail gas sales increased $22 million primarily due to significantly higher gas prices in the overall market.
      Other revenues. The decrease in other revenues of $10 million was primarily due to lower emission sales and lower sales from tolling and gas management agreements of $22 million during the third quarter of 2005. This decrease was partially offset by an increase in revenue of $12 million associated with revenue from Generation’s operating services agreements with PSEG and a subsidiary of Tamuin International, Inc. (formerly Sithe International, Inc.). The increased revenue was substantially offset by a corresponding increase in Generation’s operating and maintenance expense. See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K and Note 4 in this Form 10-Q for further information regarding acquisitions and dispositions.
      Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

	Three Months
	Ended
	September 30,

Supply Source (in GWhs)	2005	2004	Variance	% Change

Nuclear generation	35,584	35,303	281	0.8%
Purchases — non-trading portfolio	15,393	13,563	1,830	13.5%
Fossil and hydroelectric generation	4,321	3,068	1,253	40.8%

Total supply	55,298	51,934	3,364	6.5%

      The changes in Generation’s purchased power and fuel expense for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Price	$213
Volume	241
Mark-to-market adjustments on economic hedges	(29)
Other	(12)

Increase in purchased power and fuel expense	$413

      Price. The increase of $213 million reflects overall energy market conditions, which resulted in higher prices for purchased power and raw materials (e.g., oil, natural gas and coal) used in the production of electricity during the third quarter of 2005. These factors contributed to an increase in average purchase power costs of approximately $12 per MWh for the period.
      Volume. The increase in purchased power and fuel expense of $241 million attributable to volume was primarily due to an increase in the power purchased in the market. Purchased power volumes were higher than prior year due to the timing and increase in unplanned outage days for Generation’s nuclear units, which resulted in additional spot market purchases to supply the increase in Energy Delivery’s load requirements due to warmer than normal weather conditions.
      Economic hedges. Mark-to-market gains on hedging activities were $86 million for the three months ended September 30, 2005 compared to gains of $57 million for the same period of 2004. Approximately $42 million of the mark-to-market gains on hedging activities for the three months ended September 30, 2005 are anticipated to reverse subsequent to 2005.
      Other. Other decreases in purchased power and fuel expense were primarily due to lower transmission expense resulting from the expansion of the PJM region due to new transmission owners joining PJM.
      Generation’s average margin per MWh of electricity sold for the three months ended September 30, 2005 and 2004 was as follows:

	Three Months
	Ended
	September 30,

($/MWh)	2005	2004	% Change

Average electric revenue
Electric sales to affiliates(a)	$41.48	$40.55	2.3%
Wholesale and retail electric sales	53.16	34.67	53.3%
Total — excluding the trading portfolio	45.61	38.07	19.8%
Average electric supply cost(b) — excluding the trading portfolio	$25.53	$19.56	30.5%
Average margin — excluding the trading portfolio	$20.08	$18.51	8.5%

(a)	The increase in $/ MWh is due to higher prices in 2005 associated with Generation’s PPA with ComEd.

(b)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include purchased power and fuel costs associated with retail gas sales.

     Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

DOE Settlement(a)	$52
Decommissioning-related activity	30
Payroll, benefits and pension cost	14
Nuclear operating costs	14
Tamuin International	8
Other	5

Increase in operating and maintenance expense	$123

(a)	See Note 14 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the spent nuclear fuel storage settlement agreement reached with the DOE.
     The increase in operating and maintenance expense was primarily due to the following items recorded in the third quarter of 2004, which resulted in lower operating and maintenance expense for that period; a $52 million settlement with the DOE to reimburse Generation for cost associated with the storage of spent nuclear fuel and a $36 million reduction in the contractual obligation that Generation has to ComEd related to decommissioning obligations which was included in the decommissioning-related activity. The increases in nuclear operating costs were due to increases in refueling outage costs related to planned nuclear refueling outages and various other nuclear operating and maintenance expenses primarily higher security and inflationary costs. Operating and maintenance expense associated with Generation’s operating services agreement with a subsidiary of Tamuin International, Inc. (formerly Sithe International, Inc.) was $8 million. The increase in operating and maintenance expense associated with Tamuin International, Inc. was substantially offset by the corresponding increase in Generation’s other revenues discussed above.
      Nuclear fleet operating data and purchased power cost data for the three months ended September 30, 2005 and 2004 were as follows:

	Three Months
	Ended
	September 30,

	2005	2004

Nuclear fleet capacity factor(a)	95.0%	95.8%
Nuclear fleet production cost per MWh(a)	$11.77	$10.92
Average purchased power cost for wholesale operations per MWh	$68.02	$55.81

(a)	Excludes Salem, which is operated by PSEG.
     The lower nuclear fleet capacity factor resulted from a higher number of non-refueling outage days in the three months ended September 30, 2005 as compared to the same period in 2004. The costs associated with the additional non-refueling outage days and higher costs for planned refueling outage inspections and maintenance resulted in a higher production cost per MWh produced for the three months ended September 30, 2005 as compared to the same period in 2004. There were two planned refueling outages and five non-refueling outages that began during the three months ended September 30, 2005 compared to one planned refueling outage and four non-refueling outages that began during the same period in 2004.
      In the three months ended September 30, 2005, one of the Quad Cities’ units returned to Extended Power Uprate (EPU) generation levels after extensive testing and load verification on its new replacement steam dryer was completed. The other Quad Cities’ unit returned to EPU generation levels in the second quarter of 2005 following replacement and completion of extensive testing and load verification on its new steam dryer. During the same period in 2004, both Quad Cities’ units operated at pre-EPU generation levels due to performance issues with their steam dryers.
      Depreciation and Amortization. The decrease in depreciation and amortization expense for the three months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the establishment of an ARC for retired nuclear units of $36 million recorded in the third quarter 2004 and immediately impaired through depreciation expense, as this asset was associated with retired nuclear units that do not have any remaining useful life. This decrease was partially offset by the increase in depreciation expense in 2005 due to continued capital additions.
      Taxes Other Than Income. The increase in taxes other than income for the three months ended September 30, 2005 as compared to the same period in 2004 was primarily due to an increase in Generation’s sales and use tax reserve of $7 million based upon an updated tax analysis.
      Other, Net. The increase in other income for the three months ended September 30, 2005 as compared to the same period in the prior year was primarily due to a $7 million impairment charge, recorded in the third quarter of 2004, associated with certain trust fund investments for the decommissioning of the AmerGen plants that were determined to be other-than-temporarily impaired. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments.
      Effective Income Tax Rate. The effective income tax rate from continuing operations was 39.6% for the three months ended September 30, 2005 compared to 38.4% for the same period in 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Generation has sold or wound down substantially all components of AllEnergy, a business within Exelon Energy. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations for the three months ended September 30, 2005 within Generation’s Consolidated Statements of Income and Comprehensive Income. The $2 million of income from the disposal is associated with the expiration of an obligation that Exelon recorded upon the disposal of Sithe. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and AllEnergy as discontinued operations and the sale of Sithe.

Results of Operations — Exelon Corporation

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

	Nine Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$11,519	$10,821	$698
Purchased power and fuel expense	4,012	3,781	(231)
Operating and maintenance expense	2,804	2,696	(108)
Depreciation and amortization	1,003	974	(29)
Operating income	3,140	2,822	318
Other income and deductions	(614)	(687)	73
Income from continuing operations before income taxes and minority interest	2,526	2,135	391
Income from continuing operations	1,747	1,477	270
Income from discontinued operations	13	1	12
Income before cumulative effect of changes in accounting principles	1,760	1,478	282
Net income	1,760	1,501	259
Diluted earnings per share	2.60	2.25	0.35
      Operating Revenues. Operating revenues increased for the nine months ended September 30, 2005 as compared to the same period in 2004 due to increased revenues at Energy Delivery partially offset by decreased revenues from non-affiliates at Generation. The increase in revenues at Energy Delivery was primarily due to favorable weather conditions and an increase in the number of customers choosing ComEd or PECO as their electric supplier and higher transmission revenues, partially offset by decreased CTC collections at ComEd. The decrease in revenues from non-affiliates at Generation was primarily due to the impact of the sale of Boston Generating in 2004 and reduced volume, partially offset by higher prices. See further analysis and discussion of operating revenues by segment below.
      Purchased Power and Fuel Expense. Purchased power and fuel expense increased during the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to higher market energy prices and increased costs for transmission and ancillary services from PJM, partially offset by the sale of Boston Generating in May 2004, favorable mark-to-market adjustments related to non-trading activities and the expiration of the purchase power agreement with Midwest Generation. Purchased power represented 23% of Generation’s total supply for the nine months ended September 30, 2005 compared to 24% for the same period in 2004. See further analysis and discussion of purchased power and fuel expense by segment below.
      Operating and Maintenance Expense. Operating and maintenance expense increased for the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to a reserve for the estimated future asbestos-related bodily injury claims that was recorded in the second quarter of 2005, the gain recorded in 2004 related to the DOE Settlement, higher costs associated with planned nuclear refueling outages and increased costs related to an operating agreement with a subsidiary of Tamuin International, Inc. (formerly Sithe International, Inc.), partially offset by the sale of Boston Generating and decreased severance and benefit expense. See further discussion of operating and maintenance expenses by segment below.
      Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to additional plant placed in service, increased CTC amortization expense and increased amortization expense related to Generation’s ARC asset, partially offset by reduced depreciation and amortization expense due to the sale of Boston Generating.

      Operating Income. Exclusive of the changes in operating revenues, purchased power and fuel expense, operating and maintenance expense and depreciation and amortization expense discussed above, the change in operating income for the nine months ended September 30, 2005 as compared to the same period in 2004 was the result of increased taxes other than income, partially offset by the sale of Boston Generating and reduced property tax expense.
      Other Income and Deductions. The change in other income and deductions reflects a 2004 charge at ComEd associated with the accelerated retirement of debt and the related reduction in interest expense from these debt retirements and increased realized gains related to the decommissioning trust fund investments for the AmerGen plants, partially offset by increased interest expense on short-term debt at Exelon, reduced equity from the earnings of synthetic fuel investments and the gain recorded in 2004 related to the sale of Boston Generating.
      Effective Income Tax Rate. Exelon’s effective income tax rate from continuing operations was 30.8% for the nine months ended September 30, 2005 compared to 31.0% for the same period in 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises and AllEnergy. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations for the nine months ended September 30, 2005 and 2004 within Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe, certain Enterprises businesses and AllEnergy as discontinued operations and the sale of Sithe. The results of Sithe and AllEnergy are included in the Generation discussion below.
      The income from discontinued operations increased by $12 million from 2004 to 2005 primarily due to the gain on the sale of Sithe in the first quarter of 2005.

Results of Operations by Business Segment
      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the nine months ended September 30, 2005 and 2004 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included in the “other” category within the results of operations by business segment tables below. Segment information presented below for 2004 has been adjusted to present it on a comparable basis with 2005. See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.

Net Income from Continuing Operations by Business Segment

	Nine Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$805	$880	$(75)
Generation	935	571	364
Other(a)	7	26	(19)

Total	$1,747	$1,477	$270

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	Nine Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$805	$880	$(75)
Generation	951	599	352
Other(a)	4	22	(18)

Total	$1,760	$1,501	$259

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations — Energy Delivery

	Nine Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$8,483	$7,853	$630
Operating expenses
Purchased power and fuel expense	4,588	3,639	(949)
Operating and maintenance	1,010	1,056	46
Depreciation and amortization	739	704	(35)
Taxes other than income	421	400	(21)

Total operating expense	6,758	5,799	(959)

Operating income	1,725	2,054	(329)

Other income and deductions
Interest expense	(435)	(517)	82
Distributions on preferred securities of subsidiaries	(3)	(3)	—
Equity in losses of unconsolidated affiliates	(23)	(32)	9
Net loss on extinguishment of long-term debt	—	(106)	106
Other, net	14	30	(16)

Total other income and deductions	(447)	(628)	181

Income before income taxes	1,278	1,426	(148)
Income taxes	473	546	73

Net income	$805	$880	$(75)

      Net Income. Energy Delivery’s net income for the nine months ended September 30, 2005 compared to the same period in 2004 decreased primarily as a result of higher purchased power prices effective January 1, 2005 at ComEd associated with its PPA with Generation, partially offset by higher revenues, net of related purchased power expense, at ComEd and PECO due to favorable weather and a 2004 charge at ComEd associated with the accelerated retirement of debt.

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Weather	$371	$44	$415	$6	$421
Customer choice	58	88	146	—	146
Volume	(26)	75	49	(16)	33
Rate changes and mix	(70)	51	(19)	27	8
Other	(7)	—	(7)	—	(7)

Retail revenue	326	258	584	17	601

PJM transmission	49	(2)	47	—	47
T&O/ SECA rates	(27)	2	(25)	—	(25)
Other	16	3	19	(12)	7

Wholesale and miscellaneous revenues	38	3	41	(12)	29

Increase in operating revenues	$364	$261	$625	$5	$630

      Weather. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Energy Delivery’s electric and gas revenues were positively affected by favorable weather conditions at ComEd and PECO in 2005 compared to the same period in 2004. In the ComEd service territory, cooling and heating degree days were 87% higher and 5% lower, respectively, than the prior year. In the PECO service territory, cooling and heating degree days were 19% and 1% higher, respectively, than the prior year.
      Customer choice. For the nine months ended September 30, 2005 and 2004, 25% and 28% of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers or under the ComEd PPO.
      All ComEd and PECO customers have the choice to purchase energy from an alternative electric supplier. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. In PECO’s case, operating income is not affected by customer choice since any increase or decrease in revenues is completely offset by any related increase or decrease in purchased power expense. As of September 30, 2005, one alternative supplier was approved to serve residential customers in the ComEd service territory. However, no residential customers have selected this alternative supplier.

	ComEd				PECO
	Nine Months				Nine Months
	Ended				Ended
	September 30,				September 30,

	2005		2004		2005	2004

Retail customers purchasing energy from an alternative electric supplier:
Volume (GWhs)(a)	14,827		15,787		1,738	3,576
Percentage of total retail deliveries	21%		24%		6%	12%
Retail customers purchasing energy from an alternative electric supplier or the ComEd PPO:
Number of customers	21,500		21,600		65,500	281,600
Percentage of total retail customers	(b	)%	(b	)%	4%	18%
Volume (GWhs)	23,595		22,798		1,738	3,576
Percentage of total retail deliveries	34%		34%		6%	12%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Less than one percent.
     For ComEd, the increase in revenues was primarily from a decrease in non-residential customers in Illinois electing to purchase energy from alternative electric suppliers. This decrease relates to the continued increase in the energy market price for electricity, which makes ComEd a more economical choice for certain customers. The increase in electric retail revenue associated with customer choice at PECO primarily relates to a significant number of residential customers returning to PECO as their energy provider in December 2004. This action followed the assignment of approximately 194,000 residential customers to alternative electric suppliers for a one-year term beginning in December 2003, as required by the PAPUC and PECO’s final electric restructuring order.
      Volume. The decrease in ComEd’s electric revenues from volume, exclusive of the effects of weather, was primarily as a result of decreased sales in the small commercial industrial customer classes, primarily offset by increases in large commercial and industrial customers. The increase in PECO’s electric revenues was primarily as a result of higher delivery volume, exclusive of the effects of weather and customer choice, due to an increased number of customers and increased usage per customer across all customer classes. The decrease in PECO’s gas revenues attributable to volume, exclusive of the effects of weather, was primarily due to decreased customer usage.
      Rate changes and mix. With respect to ComEd, the increased wholesale market price of electricity and other adjustments to the energy component of its CTC calculation decreased the collection of CTC by $44 million in 2005 as compared to 2004. Also contributing to the decrease was lower average rates paid by residential and large commercial and industrial customers totaling $28 million. The lower average residential rates relate to the volume discounts associated with the increased usage year over year due to favorable weather. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates, ComEd anticipates that CTC revenues will range from $90 million to $110 million annually in 2005 and 2006, compared to annual CTC revenues of $169 million in 2004. Under current Illinois law, no CTCs will be collected after 2006.
      The increase in PECO’s electric revenues attributable to rate changes and mix resulted from changes in usage patterns in all customer classes.
      The increase in PECO’s gas revenues was due to increases in rates through PAPUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2004, March 1, 2005, June 1, 2005 and

September 1, 2005. The average purchased gas cost rate per million cubic feet in effect for the nine months ended September 30, 2005 was 7% higher than the average rate for the same period in 2004.
      PJM transmission. ComEd’s transmission revenues and purchased power expense each increased by $49 million due to ComEd’s May 1, 2004 entry into PJM Interconnection, LLC (PJM).
      T&O/ SECA rates. Revenues decreased $27 million at ComEd as a result of the elimination of T&O rates in accordance with FERC orders that became effective December 1, 2004. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges — see “Purchased Power and Fuel Expense” below. The elimination of T&O revenues and inclusion of SECA revenues had a minimal impact on PECO as T&O revenues recognized in the past were not material and SECA revenues currently being recognized also are not material. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/SECA rates.
      Other wholesale and miscellaneous revenues. ComEd’s revenues increased $16 million primarily due to various one-time adjustments, none of which were individually material, that reduced revenues in 2004. PECO’s gas revenues decreased $12 million primarily due to decreased off-system sales.
      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Prices	$466	$54	$520	$27	$547
Weather	183	17	200	4	204
Customer choice	49	88	137	—	137
PJM transmission	49	8	57	—	57
T&O collections	13	—	13	—	13
Volume	(6)	23	17	(12)	5
PJM administrative fees	5	—	5	—	5
SECA rates	(30)	7	(23)	—	(23)
Other	18	—	18	(14)	4

Increase in purchased power and fuel expense	$747	$197	$944	$5	$949

      Prices. ComEd’s purchased power expense increased $466 million due to higher prices associated with its PPA with Generation. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with Generation, starting in January 1, 2005, ComEd began paying higher prices for its purchased power from Generation and ceased to procure its ancillary services from Generation. This agreement fixed the pricing for purchased power through December 31, 2006 based upon the current market prices as of April 30, 2004. In 2000, ComEd and Generation entered into a PPA that fixed the pricing for purchased power through December 31, 2004 based upon the then-current market prices. PECO’s purchased power expense increased due to a change in the mix of average pricing related to its PPA with Generation. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.
      Weather. Energy Delivery’s increase in purchased power and fuel expense from weather was due to favorable weather conditions in the ComEd and PECO service territories.
      Customer choice. The increase in purchased power expense from customer choice was primarily due to fewer ComEd non-residential customers electing to purchase energy from an alternative electric supplier and a significant number of residential customers returning to PECO as their energy provider in December 2004.
      PJM transmission. ComEd’s transmission revenues and purchased power expense each increased by $49 million due to its May 1, 2004 entry into PJM.

      T&O collections/SECA rates. Prior to the FERC orders issued in November 2004, ComEd collected T&O rates for transmission service scheduled out of or across ComEd’s transmission system. Rates collected as the transmission owner were recorded in operating revenues. After joining PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load-serving entity. The collections received as a load-serving entity were recorded as a decrease to purchased power expense. ComEd’s purchased power expense increased $13 million due to ComEd no longer collecting T&O revenues in 2005.
      Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges. During the nine months ended September 30, 2005, ComEd recorded SECA collections net of SECA charges of $30 million, and PECO recorded SECA charges of $7 million. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/SECA rates.
      Volume. The decrease in ComEd’s purchased power expense attributable to volume, exclusive of the effects of weather and customer choice, was due to a decrease in the average usage per customer, generally in the commercial and industrial customer classes. The increase in PECO’s purchased power expense attributable to volume, exclusive of the effects of weather and customer choice, was due primarily to an increased number of customers and increased usage patterns across all customer classes. The decrease in PECO’s gas fuel expense from lower delivery volume, exclusive of the effects of weather, was primarily due to decreased customer usage.
      PJM administrative fees. ComEd began paying PJM administrative fees upon its full integration into PJM on May 1, 2004. The increase reflects the impact of nine months of expense in 2005 compared to five months of expense in 2004.
      Other. The decrease in PECO’s gas fuel expense of $14 million was associated with decreased off-system sales.
      Operating and Maintenance Expense. The changes in operating and maintenance expense for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Severance-related expenses(a)	$(36)	$(9)	$(45)
Pension expense(b)	(17)	(6)	(23)
Employee fringe benefits(c)	(14)	(1)	(15)
Allowance for uncollectible accounts	(5)	(4)	(9)
Environmental	(3)	(2)	(5)
Contractors(d)	13	6	19
Storm costs	9	5	14
Corporate allocations	7	2	9
Injuries and damages(e)	1	6	7
PSEG Merger integration costs	—	4	4
Other	(10)	8	(2)

Increase (decrease) in operating and maintenance expense	$(55)	$9	$(46)

(a)	Consists of salary continuance severance costs, curtailment charges for pension and other postretirement benefits, and special termination benefit charges related to other postretirement benefits. The decrease reflects reduced severance-related activity in 2005 as compared to 2004.

(b)	Pension expense in 2005 is lower than in 2004 due in large part to significant pension plan contributions made in the first quarter of 2005. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

(c)	Excludes severance-related expenses and pension expense. Reflects fewer employees compared to prior year and an adjustment in 2005 related to medical plan fees.

(d)	The increase was primarily due to increases in vegetation management services compared to the prior year at ComEd and PECO and consulting services at ComEd related to various regulatory proceedings. See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information regarding the regulatory proceedings.

(e)	The increase in injuries and damages at PECO resulted from an annual actuarial study performed in the third quarter of 2005.
     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Recoverable transition costs/ CTC amortization	$(1)	$29	$28
Depreciation expense	12	2	14
Accelerated amortization of PECO billing system	—	9	9
Other amortization expense	(12)	(4)	(16)

Increase (decrease) in depreciation and amortization expense	$(1)	$36	$35

      ComEd anticipates amortizing on an annual basis approximately $43 million of transition costs in 2005 and 2006, which is consistent with the amount amortized for 2004. The quarterly amount of this amortization during the year is dependent on the projected operations margin by quarter, which can result in fluctuations compared to prior periods. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $55 million by the end of 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.
      PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.
      The increase in depreciation expense is primarily due to capital additions.
      In January 2005, as part of a broader Energy Delivery systems strategy associated with the pending Merger with PSEG, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system requires the accelerated depreciation of PECO’s current system, which results in additional annual depreciation expense in 2005 and 2006 of $15 million and $10 million, respectively, relative to 2004 levels. If additional system changes are approved, additional accelerated depreciation may be required.
      The decrease in other amortization expense at ComEd was primarily due to a $15 million decrease resulting from completing the amortization of one of its software packages in 2004.
      Taxes Other Than Income. The changes in taxes other than income for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Taxes on utility revenues(a)	$8	$17	$25
Tax refund(b)	8	—	8
Reduction in real estate tax accrual in 2005(c)	—	(6)	(6)
Other	(3)	(3)	(6)

Increase in taxes other than income	$13	$8	$21

(a)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in taxes expense was offset by a corresponding increase in revenues.

(b)	During 2004 a refund was received for Illinois electricity distribution taxes.

(c)	Represents a $6 million reduction of a real estate tax accrual in March 2005 following settlements between PECO and various taxing authorities related to prior year tax assessments. See Note 13 of the Combined Notes to the Financial Statements for additional information.
     Interest Expense. The reduction in interest expense at ComEd and PECO of $65 million and $17 million, respectively, for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to long-term debt retirements and prepayments in 2004 at ComEd pursuant to Exelon’s accelerated liability management plan and payments on long-term debt owed to CTFT and PETT.
      Equity in Losses of Unconsolidated Affiliates. The decrease in equity in losses of unconsolidated affiliates was a result of a decrease in interest expense of the deconsolidated financing trusts of ComEd and PECO due to scheduled repayments of outstanding long-term debt.
      Net Loss on Extinguishment of Long-Term Debt. In 2004, Exelon initiated an accelerated liability management plan at ComEd that resulted in the retirement of approximately $768 million of long-term debt, of which $618 million was retired during the third quarter of 2004. During the nine months ended September 30, 2004, ComEd recorded a charge of $106 million associated with the retirement of debt under the plan. The components of this charge included the following: $63 million related to prepayment premiums; $11 million related to net unamortized premiums, discounts and debt issuance costs; $23 million of losses on reacquired debt previously deferred as regulatory assets; and $9 million related to settled cash-flow interest-rate swaps previously deferred as regulatory assets.
      Other, Net. The changes in other, net for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Loss on settlement of cash-flow swaps(a)	$(15)	$—	$(15)
Interest income on long-term receivable from UII, LLC(b)	(13)	—	(13)
Gain on disposition of assets and investment, net	3	1	4
Other	6	2	8

Increase (decrease) in other, net	$(19)	$3	$(16)

(a)	See Note 17 of the Combined Notes to Consolidated Financial Statements for further information.

(b)	The decrease in interest income on the long-term receivable from UII, LLC resulted from this receivable being repaid in late 2004.
     Income Taxes. ComEd’s effective income tax rate was 40.4% for the nine months ended September 30, 2005 compared to 40.7% for the same period in 2004. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.
      PECO’s effective income tax rate was 33.1% for the nine months ended September 30, 2005 compared to 34.4% for the same period in 2004. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Energy Delivery Operating Statistics and Revenue Detail
      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Nine Months
	Ended
	September 30,

Retail Deliveries — (GWhs)(a)	2005	2004	Variance	% Change

Full service(b)
Residential	33,223	28,162	5,061	18.0%
Small commercial & industrial	21,720	21,465	255	1.2%
Large commercial & industrial	17,336	16,278	1,058	6.5%
Public authorities & electric railroads	2,201	2,528	(327)	(12.9)%

Total full service	74,480	68,433	6,047	8.8%

PPO (ComEd only)
Small commercial & industrial	4,126	3,189	937	29.4%
Large commercial & industrial	4,642	3,822	820	21.5%

	8,768	7,011	1,757	25.1%

Delivery only(c)
Residential	273	1,706	(1,433)	(84.0)%
Small commercial & industrial	5,592	5,990	(398)	(6.6)%
Large commercial & industrial	10,700	11,667	(967)	(8.3)%

	16,565	19,363	(2,798)	(14.5)%

Total PPO and delivery only	25,333	26,374	(1,041)	(3.9)%

Total retail deliveries	99,813	94,807	5,006	5.3%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking generation service under tariffed rates.

(c)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Nine Months
	Ended
	September 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$3,349	$2,801	$548	19.6%
Small commercial & industrial	1,919	1,845	74	4.0%
Large commercial & industrial	1,179	1,126	53	4.7%
Public authorities & electric railroads	155	179	(24)	(13.4)%

Total full service	6,602	5,951	651	10.9%

PPO (ComEd only)(b)
Small commercial & industrial	285	213	72	33.8%
Large commercial & industrial	265	221	44	19.9%

	550	434	116	26.7%

Delivery only(c)
Residential	21	131	(110)	(84.0)%
Small commercial & industrial	130	165	(35)	(21.2)%
Large commercial & industrial	131	169	(38)	(22.5)%

	282	465	(183)	(39.4)%

Total PPO and delivery only	832	899	(67)	(7.5)%

Total electric retail revenues	7,434	6,850	584	8.5%

Wholesale and miscellaneous revenue(d)	521	480	41	8.5%

Total electric and other revenue	$7,955	$7,330	$625	8.5%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding CTC.

(c)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges and a CTC.

(d)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which rates include a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

ComEd Electric Operating Statistics and Revenue Detail
      ComEd’s electric sales statistics and revenue detail are as follows:

	Nine Months
	Ended
	September 30,

Retail Deliveries – (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	23,193	20,240	2,953	14.6%
Small commercial & industrial	16,083	16,305	(222)	(1.4)%
Large commercial & industrial	5,907	5,008	899	18.0%
Public authorities & electric railroads	1,548	1,842	(294)	(16.0)%

Total full service	46,731	43,395	3,336	7.7%

PPO
Small commercial & industrial	4,126	3,189	937	29.4%
Large commercial & industrial	4,642	3,822	820	21.5%

	8,768	7,011	1,757	25.1%

Delivery only(b)
Small commercial & industrial	4,554	4,689	(135)	(2.9)%
Large commercial & industrial	10,273	11,098	(825)	(7.4)%

	14,827	15,787	(960)	(6.1)%

Total PPO and delivery only	23,595	22,798	797	3.5%

Total retail deliveries	70,326	66,193	4,133	6.2%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Nine Months
	Ended
	September 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$2,027	$1,780	$247	13.9%
Small commercial & industrial	1,276	1,258	18	1.4%
Large commercial & industrial	308	286	22	7.7%
Public authorities & electric railroads	96	119	(23)	(19.3)%

Total full service	3,707	3,443	264	7.7%

PPO(b)
Small commercial & industrial	285	213	72	33.8%
Large commercial & industrial	265	221	44	19.9%

	550	434	116	26.7%

Delivery only(c)
Small commercial & industrial	78	98	(20)	(20.4)%
Large commercial & industrial	120	154	(34)	(22.1)%

	198	252	(54)	(21.4)%

Total PPO and delivery only	748	686	62	9.0%

Total electric retail revenues	4,455	4,129	326	7.9%
Wholesale and miscellaneous revenue(d)	367	329	38	11.6%

Total operating revenues	$4,822	$4,458	$364	8.2%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenues reflect revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

PECO Electric Operating Statistics and Revenue Detail
      PECO’s electric sales statistics and revenue detail are as follows:

	Nine Months
	Ended
	September 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	10,030	7,922	2,108	26.6%
Small commercial & industrial	5,637	5,160	477	9.2%
Large commercial & industrial	11,429	11,270	159	1.4%
Public authorities & electric railroads	653	686	(33)	(4.8)%

Total full service	27,749	25,038	2,711	10.8%

Delivery only(b)
Residential	273	1,706	(1,433)	(84.0)%
Small commercial & industrial	1,038	1,301	(263)	(20.2)%
Large commercial & industrial	427	569	(142)	(25.0)%

Total delivery only	1,738	3,576	(1,838)	(51.4)%

Total retail deliveries	29,487	28,614	873	3.1%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

	Nine Months
	Ended
	September 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$1,322	$1,021	$301	29.5%
Small commercial & industrial	643	587	56	9.5%
Large commercial & industrial	871	840	31	3.7%
Public authorities & electric railroads	59	60	(1)	(1.7)%

Total full service	2,895	2,508	387	15.4%

Delivery only(b)
Residential	21	131	(110)	(84.0)%
Small commercial & industrial	52	67	(15)	(22.4)%
Large commercial & industrial	11	15	(4)	(26.7)%

Total delivery only	84	213	(129)	(60.6)%

Total electric retail revenues	2,979	2,721	258	9.5%
Wholesale and miscellaneous revenue(c)	154	151	3	2.0%

Total electric and other revenue	$3,133	$2,872	$261	9.1%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(c)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

Energy Delivery’s and PECO’s Gas Sales Statistics and Revenue Detail
      Energy Delivery’s and PECO’s gas sales statistics and revenue detail were as follows:

	Nine Months
	Ended
	September 30,

Deliveries to customers (in million cubic feet (mmcf))	2005	2004	Variance	% Change

Retail sales	41,318	41,831	(513)	(1.2)%
Transportation	19,319	19,709	(390)	(2.0)%

Total	60,637	61,540	(903)	(1.5)%

	Nine Months
	Ended
	September 30,

Revenue	2005	2004	Variance	% Change

Retail sales	$503	$485	$18	3.7%
Transportation	12	13	(1)	(7.7)%
Resales and other	13	25	(12)	(48.0)%

Total gas revenue	$528	$523	$5	1.0%

Results of Operations — Generation

	Nine Months
	Ended
	September 30,
			Favorable
	2005	2004	(Unfavorable)

Operating revenues	$6,836	$5,978	$858
Operating expenses
Purchased power	2,014	1,863	(151)
Fuel	1,227	1,276	49
Operating and maintenance	1,748	1,605	(143)
Depreciation and amortization	188	212	24
Taxes other than income	122	134	12

Total operating expenses	5,299	5,090	(209)

Operating income	1,537	888	649

Other income and deductions
Interest expense	(91)	(79)	(12)
Equity in earnings (losses) of unconsolidated affiliates	2	(7)	9
Other, net	82	118	(36)

Total other income and deductions	(7)	32	(39)

Income from continuing operations before income taxes and minority interest	1,530	920	610
Income taxes	595	352	(243)

Income from continuing operations before minority interest	935	568	367
Minority interest	—	3	(3)

Income from continuing operations	935	571	364
Discontinued operations
Loss from discontinued operations	(1)	(13)	12
Gain on disposal of discontinued operations	21	—	21
Income taxes	4	(9)	(13)

Income (loss) from discontinued operations	16	(4)	20

Income before cumulative effect of a change in accounting principle	951	567	384
Cumulative effect of a change in accounting principle (net of income taxes of $22 million)	—	32	(32)

Net income	$951	$599	$352

      Operating Revenues. For the nine months ended September 30, 2005 and 2004, Generation’s sales were as follows:

	Nine Months
	Ended
	September 30,

Revenue	2005	2004	Variance	% Change

Electric sales to affiliates	$3,735	$2,924	$811	27.7%
Wholesale and retail electric sales	2,481	2,501	(20)	(0.8)%

Total energy sales revenue	6,216	5,425	791	14.6%

Retail gas sales	361	308	53	17.2%
Trading portfolio	13	(2)	15	n.m.
Other revenue(a)	246	247	(1)	(0.4)%

Total revenue	$6,836	$5,978	$858	14.4%

(a)	Includes sales related to tolling agreements, fossil fuel sales and decommissioning revenues from Energy Delivery.

n.m.	not meaningful.

	Nine Months
	Ended
	September 30,

Sales (in GWhs)	2005	2004	Variance	% Change

Electric sales to affiliates	92,808	83,637	9,171	11.0%
Wholesale and retail electric sales	54,945	70,853	(15,908)	(22.5)%

Total sales	147,753	154,490	(6,737)	(4.4)%

      Trading volumes of 18,168 GWhs and 17,569 GWhs for the nine months ended September 30, 2005 and 2004, respectively, are not included in the table above.
      Electric sales to affiliates. The increase in revenue from sales to affiliates was primarily due to a $492 million increase from overall higher prices associated with Generation’s PPA with ComEd and a $319 million increase from higher electric sales volume. As a result of the Amended and Restated PPA as of April 30, 2004 with ComEd, effective January 1, 2005, Generation began receiving higher prices from ComEd for its purchased power. The increase in electric sales to affiliates was associated with higher sales volumes to Energy Delivery resulting from warmer than normal weather conditions in the Energy Delivery service territories during 2005 and Energy Delivery customers returning from alternative electric suppliers.
      Wholesale and retail electric sales. The changes in Generation’s wholesale and retail electric sales for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Price	$436
Volume	(217)
Sale of Boston Generating(a)	(239)

Decrease in wholesale and retail electric sales	$(20)

(a)	Sales of Boston Generating of $9 million were included in other revenues for 2004.
     Wholesale and retail sales decreased $239 million for the nine months ended September 30, 2005 due to the sale of Boston Generating in May 2004. The remaining decrease in wholesale and retail sales was primarily due to lower volumes of current generation capacity sold to the market during 2005, although the power was sold at overall higher prices. Generation had less power to sell into the market as a result of higher demand for power sold to affiliates, the expiration of its purchase power agreement with Midwest Generation in 2004 and lower fossil generation in 2005.
      Retail gas sales. Retail gas sales increased $53 million primarily due to significantly higher prices in the overall market.
      Other revenues. The decrease in other revenues was primarily due to a decrease of $42 million related to lower fuel sales, a reduction in decommissioning revenue from ComEd and lower sales from tolling and gas management agreements. This decrease was nearly offset by an increase of $41 million associated with revenue from Generation’s operating services agreements with PSEG and Tamuin International, Inc. The increased revenue from the operating services agreements was substantially offset by a corresponding increase in Generation’s operating and maintenance expense.
      Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

	Nine Months
	Ended
	September 30,

Supply Source (in GWhs)	2005	2004	Variance	% Change

Nuclear generation	103,049	102,968	81	0.1%
Purchases — non-trading portfolio	34,000	37,158	(3,158)	(8.5)%
Fossil and hydroelectric generation(a)	10,704	14,364	(3,660)	(25.5)%

Total supply	147,753	154,490	(6,737)	(4.4)%

(a)	Fossil and hydroelectric supply mix changed 4,978 GWhs as a result of decreased fossil fuel generation due to the sale of Boston Generating in May 2004.
     The changes in Generation’s purchased power and fuel expense for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Price	$482
Boston Generating	(226)
Mark-to-market adjustments on economic hedges	(87)
Volume	(19)
Other	(48)

Increase in purchased power and fuel expense	$102

      Price. The increase reflects overall higher market energy prices for purchased power and higher natural gas and oil prices during the first nine months of 2005. The increase in unplanned outage days occurred during a period of higher energy prices than prior periods. Additionally, overall energy market conditions resulted in higher prices for raw materials (e.g., oil, gas and coal) used in the production of electricity. These factors contributed to an increase in the average purchase power costs of approximately $9 per MWh for the period.
      Boston Generating. The decrease in purchased power and fuel expense associated with Boston Generating was due to the sale of the business in May 2004.
      Economic hedges. Mark-to-market gains on hedging activities were $127 million for the nine months ended September 30, 2005 compared to gains of $40 million for the same period of 2004. Approximately $42 million of the mark-to-market gains on hedging activities for the nine months ended September 30, 2005 are anticipated to reverse subsequent to 2005.

      Volume. The reduced volume was primarily due to lower volumes of purchased power in the market needed to meet Energy Delivery’s load requirements. The decrease in fossil generation was associated with the sale of Boston Generating in May 2004.
      Other. Other decreases in purchased power and fuel expense were primarily due to lower transmission expense resulting from the expansion of the PJM region due to new transmission owners joining PJM and reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM during the second quarter of 2004.
      Generation’s average margin per MWh of electricity sold for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months
	Ended
	September 30,

($/MWh)	2005	2004	% Change

Average electric revenue
Electric sales to affiliates(a)	$40.24	$34.96	15.1%
Wholesale and retail electric sales	45.15	35.30	27.9%
Total — excluding the trading portfolio	42.07	35.12	19.8%
Average electric supply cost(b) — excluding the trading portfolio	$19.59	$18.35	6.8%
Average margin — excluding the trading portfolio	$22.48	$16.77	34.1%

(a)	The increase in $/ MWh is due to the higher prices in 2005 associated with Generation’s PPA with ComEd.

(b)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include purchased power and fuel costs associated with retail gas sales.
     Operating and Maintenance Expense. The changes in operating and maintenance expense for the nine months ended September 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(57)
DOE Settlement(a)	52
Nuclear operating costs	48
Accrual for estimated future asbestos-related bodily injury claims	43
Tamuin International	34
Decommissioning-related activity	19
Other	4

Increase in operating and maintenance expense	$143

(a)	See Note 14 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the spent nuclear fuel storage settlement agreement reached with the DOE.
     The increase in operating and maintenance expense was due in part to the following adjustments recorded in the third quarter of 2004 which resulted in lower operating and maintenance expense for that period; a $52 million settlement with the DOE to reimburse Generation for cost associated with the storage of spent nuclear fuel and a $36 million reduction in the contractual obligation that Generation has to ComEd related to decommissioning obligations which was included in the decommissioning-related activity. The remaining increase was due to a $43 million liability recorded in June 2005 for estimated future asbestos-related bodily injury claims, increases in nuclear operating costs associated with refueling outage costs of $27 million related to planned nuclear refueling outages, nuclear costs associated with the Salem Hope Creek Operating

Services Agreement with PSEG that were reimbursed and included in revenues, and increases in other nuclear operating and maintenance expenses, primarily security and inflationary costs. Operating and maintenance expense associated with Generation’s operating service agreement with a subsidiary of Tamuin International, Inc. (formerly Sithe International, Inc.) was $34 million. The increase in operating and maintenance associated with Tamuin International, Inc. was substantially offset by the corresponding increase in Generation’s other revenues as discussed above. The increases in operating and maintenance expense were partially offset by operating and maintenance expense of $57 million associated with Boston Generating in the first six months of 2004. For further discussion of estimated future asbestos-related bodily injury claims, see Note 13 of the Combined Notes to Consolidated Financial Statements.
      Nuclear fleet operating data and purchased power cost data for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months
	Ended
	September 30,

	2005	2004

Nuclear fleet capacity factor(a)	93.5%	94.1%
Nuclear fleet production cost per MWh(a)	$12.73	$11.99
Average purchased power cost for wholesale operations per MWh	$59.24	$50.14

(a)	Excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSEG).
     The lower nuclear fleet capacity factor resulted from a higher number of planned refueling and non-refueling outage days in the nine months ended September 30, 2005 as compared to the same period in 2004. The lower capacity factor and higher costs associated with the planned refueling outages resulted in a higher production cost per MWh for the nine months ended September 30, 2005 as compared to the same period in 2004. There were seven planned refueling outages and twenty non-refueling outages that began during the nine months ended September 30, 2005 compared to six planned refueling outages and sixteen non-refueling outages that began during the same period in 2004.
      In the nine months ended September 30, 2005, both of the Quad Cities’ units returned to Extended Power Uprate (EPU) generation levels after extensive testing and load verification on new replacement steam dryers was completed. During the same period in 2004, both Quad Cities’ units only operated intermittently at EPU generation levels due to performance issues with their steam dryers.
      Depreciation and Amortization. The decrease in depreciation and amortization expense for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the establishment of an ARC asset for retired nuclear units of $36 million recorded in the third quarter of 2004 and immediately impaired through depreciation expense as this asset was associated with retired nuclear units that do not have any remaining useful life. This decrease was partially offset by depreciation expense of recent capital additions.
      Taxes Other Than Income. The decrease in taxes other than income for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to the reduction of the real estate tax reserve associated with the settlement of Three Mile Island Nuclear Station real estate taxes and a reduction in taxes resulting from the sale of Boston Generating in May 2004.
      Other, Net. The decrease in other income for the nine months ended September 30, 2005 as compared to the same period in the prior year was primarily due to the $85 million gain ($52 million, net of taxes) on the disposal of Boston Generating recorded in 2004, partially offset by a $7 million impairment charge, recorded in the third quarter of 2004, associated with certain trust fund investments for the decommissioning of the AmerGen plants determined to be other-than-temporarily impaired compared to a $2 million other-than-temporarily impairment charge in 2005. Additionally, other, net includes realized gains of $38 million for the nine months ended September 30, 2005 related to the decommissioning trust fund investments for the AmerGen plants, primarily associated with changes in Generation’s investment strategy in the second quarter of 2005. Realized gains associated with the decommissioning trust fund investments for the former ComEd and PECO units were $14 million in the nine months ended September 30, 2005, primarily as a result of the changes in Generation’s investment strategy, however, as a result of the contractual agreement between Generation and its affiliates, the gains on the investments associated with the former ComEd and PECO units are offset within other, net and have no impact on net income. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments.
      Effective Income Tax Rate. The effective income tax rate from continuing operations was 38.9% for the nine months ended September 30, 2005 compared to 38.3% for the same period in 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Generation has sold or wound down substantially all components of AllEnergy, a business within Exelon Energy. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations for the nine months ended September 30, 2005 within Generation’s Consolidated Statements of Income and Comprehensive Income. Generation accounted for Sithe as an equity method investment during the first quarter of 2004, and Generation’s portion of Sithe’s results from operations is included in the equity in losses of unconsolidated affiliates within Generation’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2004. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and AllEnergy as discontinued operations and the sale of Sithe.
Liquidity and Capital Resources
      Exelon’s businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing on reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that Exelon no longer has access to the capital markets at reasonable terms, Exelon has access to revolving credit facilities with aggregate bank commitments of $1.5 billion that it currently utilizes to support its commercial paper programs. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Exelon primarily uses its capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, fund its pension obligations, pay common stock dividends and invest in new and existing ventures. Exelon spends a significant amount of cash on construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in a rate-regulated environment in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, Exelon has historically operated with a working capital deficit. However, Exelon currently expects operating cash flows to be sufficient to meet operating and capital expenditure requirements. Future acquisitions that Exelon may undertake, other than the proposed Merger with PSEG which will require the issuance of Exelon common stock in exchange for PSEG common stock, may involve external debt financing or the issuance of additional Exelon common stock.
Cash Flows from Operating Activities
      ComEd’s and PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter of each fiscal year. ComEd’s and PECO’s future cash flows will be affected by the economy, weather, customer choice and future regulatory proceedings on their revenues and their ability to achieve operating cost reductions. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory proceedings. Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities will be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs.
      Cash flows from operations have been a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements. Taking into account the factors noted above, Exelon also obtains cash from non-operating sources such as the proceeds from the debt issuance in 2005 to fund Exelon’s $2 billion pension contribution (see Note 7 of the Combined Notes to Consolidated Financial Statements). Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability of PECO to fund its business requirements. Under Illinois law enacted in 1997, ComEd is required, beginning in 2007, to purchase energy in the wholesale energy markets in order to meet the retail energy needs of ComEd’s customers because ComEd does not own any generation. If the price at which ComEd is allowed to sell energy beginning in 2007 is below ComEd’s cost to procure electricity, there may be potential material adverse consequences to ComEd and, possibly, Exelon. Depending upon the resolution of various issues and whether a compromise settlement is achieved, these potential consequences include the following: operating losses; increased costs and difficulty of financing due to loss of ComEd’s investment grade credit rating and a possible reduction in the other Registrants’ credit ratings; limited or lost access for ComEd to credit markets to finance operations and capital investment; increased costs and difficulty in procuring power due to the loss of ComEd’s capacity to enter into bilateral long-term energy procurement contracts, which could likely force ComEd to procure electricity at more volatile prices which may potentially be higher in the spot market; and, under certain circumstances, possible insolvency and bankruptcy. In the nearer term, these prospects could have adverse effects on ComEd’s liquidity if vendors reduce credit or shorten payment terms or if ComEd’s financing alternatives become more limited and significantly less flexible. Moreover, to the extent ComEd is not permitted to recover its costs, ComEd’s ability to maintain and improve service may diminish and its ability to maintain reliability may be impaired. See Note 5 of the Combined Notes to the Consolidated Financial Statements and “Business Outlook and the Challenges in Managing the Business” within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding the regulatory transition periods.
      Additionally, Exelon, through ComEd, has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. See Note 10 of the Combined Notes to the Consolidated Financial Statements for additional information regarding these tax positions.
      The following table provides a summary of the major items affecting Exelon’s cash flows from operations:

	Nine Months Ended,
	September 30,

	2005	2004	Variance

Net income	$1,760	$1,501	$259
Non-cash operating activities(a)	2,105	1,774	331
Income taxes	257	149	108
Changes in working capital and other noncurrent assets and liabilities(b)	(640)	(11)	(629)
Pension contributions and postretirement healthcare benefit payments, net	(1,893)	(259)	(1,634)

Net cash flows provided by operations	$1,589	$3,154	$(1,565)

(a)	Represents depreciation, amortization and accretion, deferred income taxes, cumulative effect of a change in accounting principle, impairment of investments and long-lived assets and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

     The reduction of cash flows from operations during the current year is primarily the result of $2 billion of discretionary contributions to Exelon’s pension plans during the first quarter of 2005, which was initially funded through a term loan agreement, as further described in the “Cash Flows from Financing Activities” section below. Of the total contribution, ComEd, PECO and Generation contributed $803 million, $109 million and $844 million, respectively. The ComEd and PECO contributions were fully funded by capital contributions from Exelon. The Generation contribution was primarily funded by capital contributions from Exelon plus $2 million from internally generated funds. Exelon did not contribute to its pension plans in the second or third quarters of 2005 and does not anticipate making any additional contributions in the remainder of 2005.
      Cash flows provided by operations for the nine months ended September 30, 2005 and 2004 by registrant were as follows:

	Nine Months
	Ended
	September 30,

	2005	2004

Exelon	$1,589	$3,154
ComEd	58	867
PECO	600	790
Generation	831	1,508
      Excluding the March 2005 discretionary pension contributions discussed above, changes in Exelon’s, ComEd’s, PECO’s and Generation’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business.
      In addition to the items mentioned in “Results of Operations” and the discretionary pension contributions discussed above, significant non-recurring operating cash flows for Exelon, ComEd, PECO and Generation for the nine months ended September 30, 2005 and 2004 were as follows:

Exelon

•	In January 2005, Exelon received a $102 million Federal income tax refund for capital losses generated in 2003 related to its investment in Sithe, which were carried back to prior periods.

ComEd

•	In the third quarter of 2005, ComEd settled $325 million of interest rate swaps that were designated as cash flow hedges for a loss of $15 million which was paid in October 2005. This was recorded as a pre-tax charge to net income because the underlying transaction for which these interest rate swaps were entered into is no longer probable of occurring.

•	During the third quarter of 2004, ComEd paid $63 million for call premiums on the retirement of debt.

PECO

•	There were no significant non-recurring operating cash flows during the nine months ended September 30, 2005 and 2004.

Generation

•	During the nine months ended September 30, 2005, Generation had net payments of counterparty collateral deposits of $99 million compared to $59 million of net collections of counterparty collateral deposits during the same period in 2004.

Cash Flows from Investing Activities
      Cash flows provided by (used in) investing activities for the nine months ended September 30, 2005 and 2004 were:

	Nine Months Ended
	September 30,

	2005	2004

Exelon	$(1,728)	$(1,207)
ComEd	(286)	355
PECO	(145)	(189)
Generation	(861)	(732)
      Capital expenditures by registrant and business segment for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months
	Ended
	September 30,
			Projected
	2005	2004	2005

ComEd	$597	$518	$742
PECO	210	162	281

Energy Delivery	807	680	1,023

Generation	704	608	1,073
Other(a)	10	7	56

Total Exelon capital expenditures	$1,521	$1,295	$2,152

(a)	Other primarily consists of corporate operations.
     Proposed capital expenditures and other investments for Exelon, ComEd, PECO and Generation are subject to periodic review and revision to reflect changes in economic conditions and other factors.
      ComEd and PECO. Approximately 50% of the projected 2005 capital expenditures at both ComEd and PECO are for continuing efforts to improve the reliability of its transmission and distribution systems. The remaining amount is for capital additions to support new business and customer growth. Exelon is continuing to evaluate its total capital spending requirements. Exelon anticipates that ComEd (subject to the discussion concerning the current regulatory proceedings above) and PECO’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities or capital contributions from Exelon.
      Generation. Generation’s capital expenditures for the nine months ended September 30, 2005 reflect additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages), and expenditures for nuclear fuel. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.
      Other significant investing activities for Exelon, ComEd, PECO and Generation for the nine months ended September 30, 2005 and 2004 were as follows:

Exelon

•	Exelon contributed $92 million and $32 million to its investments in synthetic fuel-producing facilities during the nine months ended September 30, 2005 and 2004, respectively.

•	Cash proceeds of $212 million were received during the nine months ended September 30, 2004 from the sales of Exelon Thermal Holdings, Inc., certain businesses of Exelon Services, Inc. and Enterprises’ investments in PECO Telcove and other equity method investments. Additionally, cash proceeds of

$24 million were received during the nine months ended September 30, 2004 from the sale of certain businesses of Sithe.

•	Early settlement of an acquisition note receivable from the 2003 disposition of InfraSource, Inc. resulted in cash proceeds of $30 million during the nine months ended September 30, 2004.

ComEd

•	As a result of its prior contributions to the Exelon intercompany money pool, $308 million and $405 million were returned to ComEd during the nine months ended September 30, 2005 and 2004, respectively.

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $34 million was returned to PECO during the nine months ended September 30, 2005, and PECO contributed $26 million to the Exelon intercompany money pool during the nine months ended September 30, 2004.

•	During the nine months ended September 30, 2005, there was a net decrease in restricted cash that provided $27 million of cash.

Generation

•	During the nine months ended September 30, 2005, Generation received approximately $52 million from Generation’s nuclear decommissioning trust funds for reimbursement of expenditures previously incurred for nuclear plant decommissioning activities related to the retired units.

•	On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe for cash proceeds of $97 million and the sale of 100% of Sithe to Dynegy, for net cash proceeds of $103 million. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of the sale of Sithe.

•	On March 31, 2004, Generation consolidated the assets and liabilities of Sithe under the provisions of FIN 46-R, which resulted in an increase in cash of $19 million. See Note 1 and Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the FIN 46-R consolidation of Sithe.

•	Generation received cash proceeds of $42 million from the January 2004 sale of three gas turbines that were classified as assets held for sale at December 31, 2003.

•	During the nine months ended September 30, 2004, Generation provided $19 million of restricted cash related to Sithe’s operating activities and used $11 million of restricted cash to support the operations of Boston Generating.

Cash Flows from Financing Activities
      Cash flows provided by (used in) financing activities for the nine months ended September 30, 2005 were:

	Nine Months Ended
	September 30,

	2005	2004

Exelon	$(207)	$(1,885)
ComEd	236	(1,240)
PECO	(504)	(503)
Generation	(199)	(664)

      On March 7, 2005, Exelon entered into a $2 billion term loan agreement. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. On April 1, 2005, Exelon entered into a $500 million term loan agreement that was subsequently fully borrowed to reduce the $2 billion term loan. During the second quarter of 2005, $200 million of the $500 million term loan as well as the remaining $1.5 billion balance on the $2 billion term loan described above were repaid with the net proceeds received from the issuance of the long-term senior notes discussed below. The $300 million outstanding balance under the term loan agreement bears interest at a variable rate determined, at Exelon’s option, by either the Base Rate or the Eurodollar Rate (as defined in the term loan agreement) and is due in full on December 1, 2005.
      On June 9, 2005, Exelon issued and sold $1.7 billion of senior debt securities pursuant to its senior debt indenture, dated as of May 1, 2001, consisting of $400 million of 4.45% senior notes due 2010, $800 million of 4.90% senior notes due 2015 and $500 million of 5.625% senior notes due 2035. The net proceeds from the sale of the notes were used to repay the $1.5 billion in remaining principal due on the $2 billion term loan agreement and $200 million of the $500 million term loan agreement referenced above. Exelon may redeem some or all of the notes at any time prior to maturity at a specified redemption price. The notes are unsecured and rank equally with the other senior unsecured indebtedness of Exelon. Additionally, Exelon settled interest rate swaps for a net payment of $38 million and paid approximately $12 million of fees in connection with the debt offering. See Note 7 of the Combined Notes to Consolidated Financial Statements for further discussion.
      From time to time and as market conditions warrant, Exelon, ComEd, PECO and Generation may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.
      Cash dividend payments and distributions for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months
	Ended
	September 30,

	2005	2004

Exelon	$804	$565
ComEd	352	320
PECO	350	279
Generation	749	170
      See “Dividends” section of ITEM 5 of Exelon’s 2004 Annual Report on Form 10-K for a further discussion of Exelon’s dividend policy.
      Additionally, Exelon purchased treasury shares totaling $262 million during the nine months ended September 30, 2005.
      Intercompany Money Pool. ComEd’s net borrowings from the Exelon intercompany money pool increased $110 million and $17 million during the nine months ended September 30, 2005 and 2004, respectively. PECO’s net borrowings from the Exelon intercompany money pool increased $7 million during the nine months ended September 30, 2005. Generation’s net borrowings from the Exelon intercompany money pool decreased $283 million and $445 million during the nine months ended September 30, 2005 and 2004, respectively.

Credit Matters
      Exelon Credit Facility. Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. Exelon, ComEd, PECO and Generation participate with a group of banks in a $1 billion unsecured revolving facility maturing on July 16, 2009, and a $500 million unsecured revolving facility maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.
      At September 30, 2005, Exelon, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

			Outstanding
	Bank	Available	Commercial
Borrower	Sublimit(a)	Capacity(b)	Paper

Exelon Corporate	$550	$550	$—
ComEd	450	423	146
PECO	100	100	—
Generation	400	338	—

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.

(b)	Available capacity represents primarily the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.
     Interest rates on the advances under the credit agreements are based on either the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreements at the time of borrowing or the prime rate. The maximum LIBOR adder would be 170 basis points. For the nine months ended September 30, 2005, Exelon’s average interest rate on notes payable was approximately 3.02%.
      The credit agreements require Exelon, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, revenues from Exelon New England Holding Company, LLC (Exelon New England) and Sithe and interest on the debt of their project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the nine-month period ended September 30, 2005:

	Exelon	ComEd	PECO	Generation

Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1
      At September 30, 2005, each of Exelon, ComEd, PECO and Generation were in compliance with the foregoing thresholds.
      Capital Structure. At September 30, 2005, the capital structures of Exelon, ComEd, PECO and Generation consisted of the following:

	Exelon
	Consolidated	ComEd	PECO(a)	Generation

Long-term debt	35%	24%	19%	32%
Long-term debt to affiliates(b)	20	12	53	—
Common equity	43	62	26	—
Member’s equity	—	—	—	68
Preferred securities	—	—	2	—
Notes payable	2	2	—	—

(a)	As of September 30, 2005, PECO’s capital structure, excluding the deduction from shareholders’ equity of the $1.3 billion receivable from Exelon (which amount is deducted for GAAP purposes as reflected in the table, but is excluded from the percentages in this footnote), consisted of 39% common equity, 1% preferred securities and 60% long-term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $4.7 billion, $1.4 billion and $3.3 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of Energy Delivery or mandatorily redeemable preferred securities. See Note 1 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding FIN 46-R.
     Intercompany Money Pool. Exelon operates an intercompany money pool to provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing. Participation in the money pool is subject to authorization by the corporate treasurer. ComEd and its subsidiary, Commonwealth Edison Company of Indiana, Inc. (ComEd of Indiana), PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon and UII, LLC, a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the money pool by participant during the nine months ended September 30, 2005 are described in the following table in addition to the net contribution or borrowing as of September 30, 2005:

			September 30,
			2005
	Maximum	Maximum	Contributed
	Contributed	Borrowed	(Borrowed)

ComEd	$517	$110	$(110)
PECO	210	17	(7)
Generation	51	540	—
BSC	11	156	(22)
UII, LLC	3	—	—
Exelon Corporate	163	—	139

	For the nine months
	ended
	September 30, 2005

	Interest	Interest
	Received	Paid

ComEd	$2	$—
PECO	1	—
Generation	—	2
BSC	—	1
UII, LLC	—	—
Exelon Corporate	—	—
      Sithe Long-Term Debt. Debt totaling approximately $820 million was eliminated from the Consolidated Balance Sheets of Exelon and Generation as a result of the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion regarding the sale of Sithe.
      Security Ratings. Access to the capital markets by Exelon, ComEd, PECO and Generation, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. On September 30, 2005, Moody’s Investors Service placed ComEd’s ratings under review for a possible downgrade due to the adverse regulatory environment in Illinois as described in Note 5 of the Combined Notes to Consolidated Financial Statements. The ratings outlook for Exelon, Generation and PECO were unchanged.

      On October 3, 2005, Standard & Poor’s Rating Services (S&P) lowered its corporate credit ratings and senior unsecured debt ratings on Exelon and its subsidiaries due to the adverse regulatory environment in Illinois as described in Note 5 of the Combined Notes to Consolidated Financial Statements. The short-term debt ratings and senior secured ratings were unaffected. The ratings on all Exelon affiliates remain on CreditWatch with negative implications pending the completion of the Merger with PSEG. The table below shows the Registrants’ S&P security ratings at October 3, 2005:

	Exelon	ComEd	PECO	Generation

Senior Unsecured Debt	BBB	BBB	BBB	BBB+
Senior Secured Debt	N/A	A-	A-	N/A
Commercial Paper	A2	A2	A2	A2
      The remainder of the Registrants’ securities ratings have not changed from those set forth in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K. None of Exelon’s, ComEd’s, PECO’s or Generation’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit agreements.
      A credit rating reduction at Generation would not trigger a default, close-out or acceleration of any of Generation’s obligations under its energy marketing and trading related agreements. Generation is required, however, to meet certain credit quality standards and regularly posts collateral with counterparties and receives margin collateral from counterparties as a result of market conditions and other factors including its current credit ratings. If Generation were to be downgraded from its current credit ratings to below investment grade, Generation would have to post additional collateral in the form of cash and letters of credit.
      Shelf Registration. As of September 30, 2005, Exelon Corporate, ComEd and PECO have current effective shelf registration statements for the sale of $300 million, $555 million and $550 million of securities, respectively. The ability of Exelon, ComEd or PECO to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.
      Fund Transfer Restrictions. Exelon has obtained an order from the SEC under PUHCA authorizing, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding for Exelon and Generation at December 31, 2003. Securities of $644 million above the amount outstanding at December 31, 2003 have been issued under the above-described order. Exelon is also authorized to issue guarantees, letters of credit, or otherwise provide credit support with respect to the obligations of its subsidiaries and non-affiliated third parties in the normal course of business of up to $6.0 billion outstanding at any one time. At September 30, 2005, Exelon had provided $1.1 billion of guarantees and letters of credit under the SEC order. See “Contractual Obligations and Off-Balance Sheet Arrangements” in this section for further discussion of guarantees. The SEC order requires Exelon to maintain a ratio of common equity to total capitalization (including securitization debt) of not less than 30%. At September 30, 2005, Exelon’s common equity ratio was 43%. Exelon expects that it will maintain a common equity ratio of at least 30%. PUHCA has been repealed effective February 8, 2006 under the terms of the Energy Policy Act. FERC will issue by December 8, 2005 regulation as may be necessary or appropriate to implement the Energy Policy Act. As a result of the repeal of PUHCA, some of FERC’s latent jurisdiction over public utility financing activities will resume, and the FERC gains certain additional authority over public utility financing. Exelon continues to review the effects of the Energy Policy Act and the FERC’s proposed rules with respect to Exelon’s future financings.
      Exelon is also limited by the SEC order to an aggregate investment of $4.0 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At September 30, 2005, Exelon had invested $1.4 billion in EWGs, leaving $2.6 billion of investment authority under the order. In its order, the SEC reserved jurisdiction over an additional $3.0 billion in investments in EWGs.

      On July 1, 2005, Exelon obtained a new investment order from the SEC under PUHCA authorizing, through the effective repeal of PUHCA on February 8, 2006, development activities, the formation of new intermediate subsidiaries for internal corporate structuring, internal corporate reorganizations, and the investment in certain non-U.S. energy-related subsidiaries. The new order replaced a prior SEC order that expired on June 30, 2005.
      Under PUHCA, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO or Generation may limit the dividends that these companies can distribute to Exelon. At September 30, 2005, Exelon had retained earnings of $4.3 billion, including ComEd’s retained earnings of $1.2 billion (all of which had been appropriated for future dividend payments), PECO’s retained earnings of $662 million and Generation’s undistributed earnings of $963 million. Under FERC regulation, ComEd, PECO and Generation will be subject to these same restrictions.
      Exelon’s, ComEd’s, PECO’s and Generation’s additional fund transfer restrictions as of September 30, 2005 were materially unchanged from the discussion within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon’s, ComEd’s, PECO’s and Generation’s contractual obligations and commercial commitments as of September 30, 2005 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K except for the following:

Exelon

•	Interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively, were eliminated due to the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.

•	Letters of credit decreased $109 million, primarily as a result of the sale of Sithe. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion.

•	Guarantees decreased $1.6 billion, primarily as a result of American Nuclear Insurers’ release of Exelon from the parent guarantee of $1.4 billion for Generation’s obligations and the release of guarantees of $200 million related to the wind-down of Enterprises’ operations.

•	In the third quarter of 2005, BSC entered into an operating lease to rent a portion of a building from January 1, 2007 through September 30, 2022. BSC is obligated to pay its proportionate share of the building’s property taxes and operating expenses. Total rent expense over the life of the lease agreement will be approximately $51.4 million, which includes fixed escalation clauses. In addition, the lease provides for two five-year renewal options.
      As of September 30, 2005, Exelon’s total contractual obligations were $1.6 billion, $8.1 billion, $6.2 billion, and $23.2 billion for 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively.

ComEd and PECO

•	IRS Refund Claims. ComEd and PECO have several pending tax refund claims seeking acceleration of certain tax deductions and additional tax credits. ComEd and PECO are unable to estimate the ultimate outcome of these refund claims and will account for any amounts received in the period the matters are settled with the IRS.

ComEd and PECO had entered into several agreements with a tax consultant related to the filing of these refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO / Unicom Merger) would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO / Unicom Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.

In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims and final approval was obtained in the first quarter of 2005. The refund and associated interest have been recorded in the financial statements. Approximately $14 million of tax and interest benefit received in the second quarter of 2005 has been reflected in the financial statements of which $12 million ($9 million after-tax) was recorded to goodwill under the provisions of EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, ComEd recorded consulting expenses of $5 million (pre-tax) in 2004.

Based on negotiations with the IRS during the first half of 2005, PECO believed it would receive a tax refund related to one of its claims and recorded a $6 million (pre-tax) charge related to expected consulting charges through the second quarter of 2005. However, as the result of a recent unfavorable tax court decision involving another utility that related to a similar type of refund claim, PECO no longer believes payment of the consulting fees is probable and reversed the $6 million (pre-tax) charge during the third quarter 2005. PECO is unable to predict the final impact of its future negotiations with the IRS on this matter.
      As of September 30, 2005, ComEd’s total contractual obligations were $0.4 billion, $1.6 billion, $1.1 billion, and $3.6 billion for 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively.
      As of September 30, 2005, PECO’s total contractual obligations were $0.1 billion, $1.5 billion, $2.1 billion, and $2.3 billion for 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively.

Generation

•	Interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively were eliminated due to the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.

•	Letters of credit decreased $110 million and guarantees decreased $29 million, both primarily as a result of the sale of Sithe. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion.

•	During the second quarter of 2005, in the normal course of business, Generation entered into long-term contracts for uranium enrichment services, increasing commitments by $122 million and $272 million for 2008-2009 and 2010 and beyond, respectively.

•	During the third quarter of 2005, in the normal course of business, Generation entered into long-term contracts for uranium, increasing commitments by $132 million and $128 million for 2008-2009 and 2010 and beyond, respectively.
      As of September 30, 2005, Generation’s total contractual obligations were $1.4 billion, $4.6 billion, $2.8 billion, and $10.1 billion for 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively.

COMMONWEALTH EDISON COMPANY

General
      ComEd operates in a single business segment and its operations consist of the regulated retail sale of electricity and distribution and transmission services in northern Illinois.

Executive Overview
      A discussion of items pertinent to ComEd’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$1,948	$1,720	$228
Operating expenses
Purchased power	1,082	907	(175)
Operating and maintenance	211	231	20
Depreciation and amortization	111	104	(7)
Taxes other than income	81	68	(13)

Total operating expense	1,485	1,310	(175)

Operating income	463	410	53

Other income and deductions
Interest expense	(71)	(86)	15
Equity in losses of unconsolidated affiliates	(3)	(4)	1
Net loss on the extinguishment of long-term debt	—	(106)	106
Other, net	(10)	5	(15)

Total other income and deductions	(84)	(191)	107

Income before income taxes	379	219	160
Income taxes	155	95	(60)

Net income	$224	$124	$100

      A discussion of ComEd’s results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$4,822	$4,458	$364
Operating expenses
Purchased power	2,761	2,014	(747)
Operating and maintenance	614	669	55
Depreciation and amortization	308	309	1
Taxes other than income	232	219	(13)

Total operating expense	3,915	3,211	(704)

Operating income	907	1,247	(340)

Other income and deductions
Interest expense	(223)	(288)	65
Equity in losses of unconsolidated affiliates	(11)	(13)	2
Net loss on the extinguishment of long-term debt	—	(106)	106
Other, net	3	22	(19)

Total other income and deductions	(231)	(385)	154

Income before income taxes	676	862	(186)
Income taxes	273	351	78

Net income	$403	$511	$(108)

      A discussion of ComEd’s results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to a revolving credit facility that ComEd currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities
      A discussion of items pertinent to ComEd’s cash flows from operating activities is set forth under “Cash Flows from Operating Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Investing Activities
      A discussion of items pertinent to ComEd’s cash flows from investing activities is set forth under “Cash Flows from Investing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Financing Activities
      A discussion of items pertinent to ComEd’s cash flows from financing activities is set forth under “Cash Flows from Financing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Credit Matters
      A discussion of credit matters pertinent to ComEd is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      A discussion of ComEd’s contractual obligations, commercial commitments and off-balance sheet obligations is set forth under “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

PECO ENERGY COMPANY

General
      PECO operates in a single business segment, and its operations consist of the regulated retail sale of electricity and distribution and transmission services in southeastern Pennsylvania and the retail sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

Executive Overview
      A discussion of items pertinent to PECO’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$1,322	$1,124	$198
Operating expenses
Purchased power	584	458	(126)
Fuel	42	35	(7)
Operating and maintenance	143	122	(21)
Depreciation and amortization	159	144	(15)
Taxes other than income	74	64	(10)

Total operating expenses	1,002	823	(179)

Operating income	320	301	19

Other income and deductions
Interest expense	(70)	(76)	6
Equity in losses of unconsolidated affiliates	(4)	(6)	2
Other, net	2	3	(1)

Total other income and deductions	(72)	(79)	7

Income before income taxes	248	222	26
Income taxes	82	83	1

Net income	166	139	27
Preferred stock dividends	1	1	—

Net income on common stock	$165	$138	$27

      A discussion of PECO’s results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months
	Ended
	September 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$3,661	$3,395	$266
Operating expenses
Purchased power	1,454	1,257	(197)
Fuel	373	368	(5)
Operating and maintenance	396	387	(9)
Depreciation and amortization	431	395	(36)
Taxes other than income	189	181	(8)

Total operating expenses	2,843	2,588	(255)

Operating income	818	807	11

Other income and deductions
Interest expense	(212)	(229)	17
Equity in losses of unconsolidated affiliates	(12)	(19)	7
Other, net	11	8	3

Total other income and deductions	(213)	(240)	27

Income before income taxes	605	567	38
Income taxes	200	195	(5)

Net income	405	372	33
Preferred stock dividends	3	3	—

Net income on common stock	$402	$369	$33

      A discussion of PECO’s results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Capital resources are used primarily to fund PECO’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities
      A discussion of items pertinent to PECO’s cash flows from operating activities is set forth under “Cash Flows from Operating Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Investing Activities
      A discussion of items pertinent to PECO’s cash flows from investing activities is set forth under “Cash Flows from Investing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Financing Activities
      A discussion of items pertinent to PECO’s cash flows from financing activities is set forth under “Cash Flows from Financing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Credit Matters
      A discussion of credit matters pertinent to PECO is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      A discussion of PECO’s contractual obligations, commercial commitments and off-balance sheet obligations is set forth under “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

EXELON GENERATION COMPANY, LLC

General
      Generation operates as a single segment and consists principally of its electric generating facilities and wholesale energy marketing operations, the competitive retail sales business of Exelon Energy Company and certain other generation projects.

Executive Overview
      A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      A discussion of Generation’s results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      A discussion of Generation’s results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to a revolving credit facility that Generation currently utilizes to support is commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Capital resources are used primarily to fund Generation’s capital requirements, including construction, retirement of debt, the payment of distributions to Exelon, contributions to Exelon’s pension plans and investments in new and existing ventures. Future acquisitions could require external financing or borrowings or capital contributions from Exelon.

Cash Flows from Operating Activities
      A discussion of items pertinent to Generation’s cash flows from operating activities is set forth under “Cash Flows from Operating Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Investing Activities
      A discussion of items pertinent to Generation’s cash flows from investing activities is set forth under “Cash Flows from Investing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Financing Activities
      A discussion of items pertinent to Generation’s cash flows from financing activities is set forth under “Cash Flows from Financing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Credit Matters
      A discussion of credit matters pertinent to Generation is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      A discussion of Generation’s contractual obligations, commercial commitments and off-balance sheet obligations is set forth under “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Exelon, ComEd, PECO and Generation are exposed to market risks associated with credit and interest rates. Exelon and Generation are also exposed to market risks associated with commodity and equity prices. The inherent risk of market-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, counterparty credit, interest rates and equity security prices. Exelon’s Risk Management Committee (RMC) sets forth risk management policies and objectives and establishes procedures for risk assessment, control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by the chief risk officer and includes the executive vice president, finance and markets; senior vice president, chief financial officer and treasurer; general counsel; corporate controller; vice president, corporate planning; vice president, strategy; vice president, audit services; and officers from each of Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the derivative and risk management activities.
Commodity Price Risk (Exelon and Generation)
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
      As a result of the pending expiration of the PPA between Generation and ComEd at the end of 2006, and the ongoing uncertainty of the regulatory and political environment in Illinois, there is increased commodity price risk associated with the power historically sold to serve ComEd’s load obligations. Until a resolution can be reached related to the procurement of power for Illinois utilities, Generation will continue to be exposed to fluctuations in commodity prices for electricity after 2006. Generation will be proactive in looking for hedging strategies to mitigate this risk.
      In connection with the 2001 corporate restructuring, Generation entered into a PPA, as amended, with ComEd under which Generation has agreed to supply all of ComEd’s load obligations through 2006. At times, ComEd’s load obligations are greater than the capacity of Generation’s owned generating units in the ComEd region. As such, Generation procures power through purchase power and lease agreements and has contracted for access to additional generation through bilateral long-term PPAs. In 2004, Generation retained 3,858 MWs of capacity under the terms of three then-existing PPAs with Midwest Generation, LLC (Midwest Generation). Generation’s contract to purchase power from Midwest Generation expired at the end of 2004. In 2005 and 2006, Generation will be required to procure the necessary power for ComEd through market purchases and other means to the extent not provided by Generation’s own generating facilities. As a result, Generation’s exposure to market price movements in the ComEd region has increased in 2005 compared to prior years due to the expiration of the Midwest Generation contract.

Generation
      Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is three years. Generation has an estimated 94% hedge ratio in 2005 for its energy marketing portfolio. This hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to Energy Delivery to supply its retail load. Energy Delivery’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines as it meets its commitment to Energy Delivery. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any efforts to mitigate market price exposure, the estimated market price exposure for Generation’s unhedged non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is approximately a $15 million decrease in net income. This sensitivity assumes a 94% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.
      Proprietary Trading Activities. Generation began to use financial contracts for proprietary trading purposes in the second quarter of 2001. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the three and nine months ended September 30, 2005 resulted in a gain of $4 million and $13 million, respectively (before income taxes), which represented an unrealized mark-to-market gain of $2 million and realized gain of $2 million for the three months ended September 30, 2005 and an unrealized mark-to-market gain of $11 million and a realized gain of $2 million for the nine months ended September 30, 2005. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $90,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the nine months ended September 30, 2005 of $3,595 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities.
      Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Non-trading contracts qualify for the normal purchases and normal sales exception to SFAS No. 133, which is discussed in the Critical Accounting Policies and Estimates section of Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.
      The following detailed presentation of Generation’s trading and non-trading marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers.
      The following table provides detail on changes in Generation’s mark-to-market net liability balance sheet position from January 1, 2005 to September 30, 2005. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total

Total mark-to-market energy contract net liabilities at January 1, 2005	$(145)
Total change in fair value during 2005 of contracts recorded in earnings	206
Reclassification to realized at settlement of contracts recorded in earnings	(67)
Reclassification to realized at settlement from OCI	340
Effective portion of changes in fair value — recorded in OCI	(788)
Purchase/sale/fair value adjustments of existing contracts subject to mark-to-market	(104)

Total mark-to-market energy contract net liabilities at September 30, 2005	$(558)

      The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Current assets	$1,240	$403
Noncurrent assets	367	373

Total mark-to-market energy contract assets	1,607	776

Current liabilities	(1,684)	(598)
Noncurrent liabilities	(481)	(323)

Total mark-to-market energy contract liabilities	(2,165)	(921)

Total mark-to-market energy contract net liabilities	$(558)	$(145)

      The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of September 30, 2005 that may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
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

	Maturities Within

						2010 and	Total Fair
(In millions)	2005	2006	2007	2008	2009	Beyond	Value

Normal Operations, qualifying cash-flow hedge contracts(a):
Actively quoted prices	$3	$4	$—	$—	$—	$—	$7
Prices provided by other external sources	(245)	(372)	(65)	4	—	—	(678)

Total	$(242)	$(368)	$(65)	$4	$—	$—	$(671)

Normal Operations, other derivative contracts(b):
Actively quoted prices	$69	$117	$(24)	$3	$—	$—	$165
Prices provided by other external sources	(25)	(66)	21	(3)	—	—	(73)
Prices based on model or other valuation methods	23	2	(4)	—	—	—	21

Total	$67	$53	$(7)	$—	$—	$—	$113

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.

(b)	Mark-to-market gains and losses on other non-trading and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.
     The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of September 30, 2005. The data in the table give an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, because under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The table also includes a roll forward of accumulated OCI related to cash-flow hedges from January 1, 2005 to September 30, 2005, providing insight into the drivers of the changes (changes in the value of hedges and reclassification from accumulated OCI into earnings). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity,
	Net of Income Tax

	Power Team Normal	Interest-Rate	Total
	Operations and	and Other	Cash-Flow
(In millions)	Hedging Activities	Hedges	Hedges

Accumulated OCI derivative loss at January 1, 2005	$(137)	$(9)	$(146)
Changes in fair value	(477)	2	(475)
Reclassifications from OCI to net income	209	—	209

Accumulated OCI derivative loss at September 30, 2005	$(405)	$(7)	$(412)

Credit Risk (Exelon and Generation)

Generation
      Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment. Generation manages counterparty credit risk through established policies, including counterparty credit limits and, in some cases, requiring deposits and letters of credit to be posted by certain counterparties. Generation’s counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Generation has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.
      The following tables provide information on Generation’s credit exposure, net of collateral, as of September 30, 2005. The tables further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Independent System Operators (ISOs) which are discussed below.

	Total			Number Of	Net Exposure Of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of September 30, 2005(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$339	$88	$251	1	$61
Non-investment grade	43	16	27	—	—
No external ratings
Internally rated — investment grade	40	14	26	—	—
Internally rated — non-investment grade	15	—	15	—	—

Total	$437	$118	$319	1	$61

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.

	Maturity of Credit Risk Exposure

			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of September 30, 2005(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$337	$2	$—	$339
Non-investment grade	39	4	—	43
No external ratings
Internally rated — investment grade	36	4	—	40
Internally rated — non-investment grade	4	7	4	15

Total	$416	$17	$4	$437

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.
     Collateral. As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. If Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.
      ISOs. Generation participates in the following established, real-time energy markets that are administered by ISOs: PJM, ISO New England, New York ISO, California ISO, MISO and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the ISOs. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by the ISOs, the ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on Generation’s financial condition, results of operations or net cash flows.

Exelon
      Exelon’s consolidated balance sheets included a $502 million net investment in direct financing leases as of September 30, 2005. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $990 million. The future minimum lease payments are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.
Interest-Rate Risk (Exelon, ComEd, PECO and Generation)

Variable Rate Debt
      The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. As of September 30, 2005, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $0.7 million decrease in Exelon’s pre-tax earnings. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease in pre-tax earnings of less than $1 million at ComEd, PECO and Generation.

Cash-Flow Hedges

Exelon, ComEd, PECO and Generation
      At September 30, 2005, the Registrants did not have any interest-rate swaps designated as cash-flow hedges.

Fair-Value Hedges

ComEd
      At September 30, 2005, ComEd had interest-rate swaps designated as fair-value hedges in the aggregate notional amount of $240 million. At September 30, 2005, these interest-rate swaps had an aggregate fair market value of $1 million based on the present value difference between the contract and market rates at September 30, 2005. If these derivative instruments had been terminated at September 30, 2005, this estimated fair value represents the amount counterparties would pay ComEd.

      The aggregate fair value of ComEd’s interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2005 is estimated to be $8 million in ComEd’s favor. If these derivative instruments had been terminated at September 30, 2005, this estimated fair value represents the amount counterparties would pay ComEd.
      The aggregate fair value of ComEd’s interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2005 is estimated to be $5 million in the counterparties’ favor. If these derivative instruments had been terminated at September 30, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.
     Exelon, PECO and Generation
      At September 30, 2005, Exelon, PECO and Generation did not have any interest-rate swaps designated as fair-value hedges.
Equity Price Risk (Exelon and Generation)
      Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of September 30, 2005, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $366 million reduction in the fair value of the trust assets. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Estimates section within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.	Controls and Procedures
      During the third quarter of 2005, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
      Accordingly, as of September 30, 2005, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Exelon
      See “PJM Billing Dispute” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

PECO and Generation
      See “Real Estate Tax Appeals” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Exelon, PECO and Generation
      See “Reverse-Employment Discrimination Claim” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
   (c) Exelon
      The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

July 1 – July 31, 2005	4,258	$51.73	—	(b	)
August 1 – August 31, 2005	3,552,351	$51.77	3,548,700	(b	)
September 1 – September 30, 2005	1,275,166	$55.14	1,274,900	(b	)

Total	4,831,775	$52.62	4,823,600	(b	)

(a)	Shares other than those purchased as part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

Item 4.	Submission of Matters to a Vote of Security Holders
     Exelon
      Exelon held its 2005 Annual Meeting of Shareholders on July 22, 2005.
      Proposal 1 was approval of the issuance of shares of Exelon common stock as contemplated by the Agreement and Plan of Merger, dated as of December 20, 2004, between Exelon and PSEG. The shareholders approved the proposal with a vote of 477,691,635 votes cast for, 6,604,924 votes cast against, 6,398,664 votes abstaining, and 65,577,658 broker no votes.
      Proposal 2 was the election of five Class II directors to serve three-year terms expiring in 2008. The following directors were elected:

	Votes For	Votes Withheld

Edward A. Brennan	540,074,368	16,198,513
Bruce DeMars	546,893,807	9,379,074
Nelson A. Diaz	523,099,821	33,173,060
John W. Rowe	532,229,365	24,043,516
Ronald Rubin	543,172,236	13,100,645
      Nicholas DeBenedictis, Sue L. Gin, Edgar D. Jannotta, William C. Richardson, Ph.D., Thomas J. Ridge, M. Walter D’Alessio, Rosemarie B. Greco, John M. Palms, Ph.D., John W. Rogers, Jr., and Richard L. Thomas all are directors whose terms of office continued after the meeting.

      Proposal 3 was the approval of an amendment to Exelon’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Exelon common stock from 1.2 billion to 2 billion. The shareholders approved the proposal with a vote of 487,006,021 votes cast for, 62,637,885 votes cast against, and 6,628,975 votes abstaining.
      Proposal 4 was the ratification of PricewaterhouseCoopers LLP as independent accountants for Exelon and its subsidiaries for 2005. The shareholders approved the proposal with a vote of 545,352,941 votes cast for, 5,843,842 votes cast against, and 5,076,098 votes abstaining.
      Proposal 5 was the approval of the Exelon Corporation 2006 Long-Term Incentive Plan. The shareholders approved the proposal with a vote of 436,215,989 votes cast for, 46,669,548 votes cast against, 7,809,686 votes abstaining, and 65,577,658 broker no votes.
      Proposal 6 was the approval of the Exelon Corporation Employee Stock Option Plan for Unincorporated Subsidiaries. The shareholders approved the proposal with a vote of 460,937,217 votes cast for, 22,348,287 votes cast against, 7,409,719 votes abstaining, and 65,577,658 broker no votes.

Item 5.	Other Information
   (a) Exelon
      The amendment to Article IV of the Articles of Incorporation of Exelon to increase the authorized shares of Common Stock from 1.2 billion to 2 billion was effective as of October 24, 2005. A copy of the amendment is filed as Exhibit 3-10 to this report.
   (b) PECO
      On July 27, 2005, PECO set a new record for highest peak load experienced to date of 8,626 MWs.
      The FERC recently issued new rules concerning interlocks and a new interpretation of its internal interlock notification requirements. As part of Exelon’s efforts to comply with the new interpretation, Exelon recently made notification filings with the FERC. In connection with these filings, the directors of PECO (John W. Rowe, Denis P. O’Brien, John L. Skolds and J. Barry Mitchell) resigned as of 11:59 PM on October 22, 2005 and were appointed to fill the vacancies created by their resignations as of 12:01 AM on October 23, 2005. Similarly, Denis P. O’Brien, President, and J. Barry Mitchell, Senior Vice President, Treasurer and Chief Financial Officer, two of the principal officers of PECO, were terminated without cause as of 11:59 PM on October 22, 2005 and were appointed to the same positions to fill the vacancies as of 12:01 AM on October 23, 2005. The information required to be disclosed about such directors pursuant to Item 404(a) of Regulation S-K and the information required to be disclosed about such principal officers pursuant to Items 401(b), (d) and (e) and Item 404(a) of Regulation S-K was previously disclosed in the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 6.	Exhibits

2-1	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 1-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).
2-2	Agreement and Plan of Merger between Exelon Corporation and Public Service Enterprise Group Incorporated dated as of December 20, 2004 (File No. 1-16169, Form 8-K dated December 21, 2004, Exhibit 2.1).

3-1	Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2	Amendment to Articles of Incorporation for Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2004, Exhibit 3-1).

3-3	Amended and Restated Bylaws of Exelon Corporation, adopted January 27, 2004 (File No. 1-16169, 2003 Form 10-K, Exhibit 3-2).

3-4	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-5	Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K, Exhibit 3-2).

3-6	Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-7	Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000 (File No. 1-1839, 2000 Form 10-K, Exhibit 3-6).

3-8	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-9	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

3-10	Amendment to Articles of Incorporation of Exelon Corporation.

4-1	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2281, Exhibit B-1).
4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

Dated as of	File Reference	Exhibit No.

May 1, 1927	2-2881	B-1(c)
March 1, 1937	2-2881	B-1(g)
December 1, 1941	2-4863	B-1(h)
November 1, 1944	2-5472	B-1(i)
December 1, 1946	2-6821	7-1(j)
September 1, 1957	2-13562	2(b)-17
May 1, 1958	2-14020	2(b)-18
March 1, 1968	2-34051	2(b)-24
March 1, 1981	2-72802	4-46
March 1, 1981	2-72802	4-47
December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)
April 1, 1991	1-01401, 1991 Form 10-K	4(e)-76

Dated as of	File Reference	Exhibit No.

December 1, 1991	1-01401, 1991 Form 10-K	4(e)-77
June 1, 1992	1-01401, June 30, 1992 Form 10-Q	4(e)-81
March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86
May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88
May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89
August 15, 1993	1-01401, Form 8-A dated August 19, 1993	4(e)-92
May 1, 1995	1-01401, Form 8-K dated May 24, 1995	4(e)-96
September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1
October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2
April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1
April 15, 2004	0-16844, September 30, 2004 Form 10-Q	4-1-1

4-2	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).

4-3	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).
4-3-1	Supplemental Indentures to aforementioned Commonwealth Edison Mortgage.

Dated as of	File Reference	Exhibit No.

August 1, 1946	2-60201, Form S-7	2-1
April 1, 1953	2-60201, Form S-7	2-1
March 31, 1967	2-60201, Form S-7	2-1
April 1, 1967	2-60201, Form S-7	2-1
February 28, 1969	2-60201, Form S-7	2-1
May 29, 1970	2-60201, Form S-7	2-1
June 1, 1971	2-60201, Form S-7	2-1
April 1, 1972	2-60201, Form S-7	2-1
May 31, 1972	2-60201, Form S-7	2-1
June 15, 1973	2-60201, Form S-7	2-1
May 31, 1974	2-60201, Form S-7	2-1
June 13, 1975	2-60201, Form S-7	2-1
May 28, 1976	2-60201, Form S-7	2-1
June 3, 1977	2-60201, Form S-7	2-1
May 17, 1978	2-99665, Form S-3	4-3
August 31, 1978	2-99665, Form S-3	4-3
June 18, 1979	2-99665, Form S-3	4-3
June 20, 1980	2-99665, Form S-3	4-3
April 16, 1981	2-99665, Form S-3	4-3
April 30, 1982	2-99665, Form S-3	4-3
April 15, 1983	2-99665, Form S-3	4-3
April 13, 1984	2-99665, Form S-3	4-3
April 15, 1985	2-99665, Form S-3	4-3

Dated as of	File Reference	Exhibit No.

April 15, 1986	33-6879, Form S-3	4-9
June 15, 1990	33-38232, Form S-3	4-12
October 1, 1991	33-40018, Form S-3	4-13
October 15, 1991	33-40018, Form S-3	4-14
May 15, 1992	33-48542, Form S-3	4-14
September 15, 1992	33-53766, Form S-3	4-14
February 1, 1993	1-1839, 1992 Form 10-K	4-14
April 1, 1993	33-64028, Form S-3	4-12
April 15, 1993	33-64028, Form S-3	4-13
June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1
July 15, 1993	1-1839, Form 10-Q for quarter ended June 30, 1993	4-1
January 15, 1994	1-1839, 1993 Form 10-K	4-15
December 1, 1994	1-1839, 1994 Form 10-K	4-16
June 1, 1996	1-1839, 1996 Form 10-K	4-16
March 1, 2002	1-1839, 2001 Form 10-K	4-4-1
May 20, 2002	1-1839, 2001 Form 10-K	4-4-1
June 1, 2002	1-1839, 2001 Form 10-K	4-4-1
October 7, 2002	1-1839, 2001 Form 10-K	4-4-1
January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4
March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4
August 13, 2003	1-1839, Form 8-K dated August 25, 2003	4-4
February 15, 2005	1-16169, Form 10-Q for the quarter ended March 31, 2005	4-3-1

4-3-2	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).
4-3-3	Instrument dated as of January 31, 1996, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).
4-4	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).
4-4-1	Supplemental Indentures to aforementioned Indenture.

Dated as of	File Reference	Exhibit No.

September 1, 1987	33-32929, Form S-3	4-16
January 1, 1997	1-1839, 1999 Form 10-K	4-21
September 1, 2000	1-1839, 2000 Form 10-K	4-7-3

4-5	Indenture dated June 1, 2001 between Generation and First Union National Bank (now Wachovia Bank, National Association) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).
4-6	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).

4-7	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.1).

4-8	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.2).

4-9	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.3).

4-10	Indenture dated May 1, 2001 between Exelon and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association), as trustee (File No. 1-16169, Exelon Corporation Form 10-Q for the quarter ended June 30, 2005, Exhibit 4-10).

4-11	Form of $400,000,000 4.45% senior notes due 2010 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.1).

4-12	Form of $800,000,000 4.90% senior notes due 2015 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.2).

4-13	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.3).

10-1	$500 million term loan agreement dated April 1, 2005 among Exelon Corporation, lenders named within the agreement and Dresdner Bank AG, New York and Grand Cayman Branches, as Administrative Agent (File No. 1-16169, Exelon Corporation Form 8-K dated April 1, 2005, Exhibit 99).

10-2	Amended and Restated Employment Agreement by and between Exelon Corporation and John W. Rowe, dated as of July 22, 2005 (File No. 1-16169, Exelon Corporation Form 10-Q for the quarter ended June 30, 2005, Exhibit 10-2).
      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed by the following officers for the following companies:

31-1	—	Filed by John W. Rowe for Exelon Corporation

31-2	—	Filed by John F. Young for Exelon Corporation

31-3	—	Filed by J. Barry Mitchell for Exelon Corporation

31-4	—	Filed by John L. Skolds for Commonwealth Edison Company

31-5	—	Filed by J. Barry Mitchell for Commonwealth Edison Company

31-6	—	Filed by John L. Skolds for PECO Energy Company

31-7	—	Filed by J. Barry Mitchell for PECO Energy Company

31-8	—	Filed by John L. Skolds for Exelon Generation Company, LLC

31-9	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed by the following officers for the following companies:

32-1	—	Filed by John W. Rowe for Exelon Corporation

32-2	—	Filed by John F. Young for Exelon Corporation

32-3	—	Filed by J. Barry Mitchell for Exelon Corporation

32-4	—	Filed by John L. Skolds for Commonwealth Edison Company

32-5	—	Filed by J. Barry Mitchell for Commonwealth Edison Company

32-6	—	Filed by John L. Skolds for PECO Energy Company

32-7	—	Filed by J. Barry Mitchell for PECO Energy Company

32-8	—	Filed by John L. Skolds for Exelon Generation Company, LLC

32-9	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

SIGNATURES
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON CORPORATION

/s/ John W. Rowe John W. Rowe Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ John F. Young John F. Young Executive Vice President, Finance and Markets (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller (Principal Accounting Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 26, 2005
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller, Exelon (Principal Accounting Officer)	/s/ Frank M. Clark Frank M. Clark President, ComEd
October 26, 2005

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller, Exelon (Principal Accounting Officer)	/s/ Denis P. O’Brien Denis P. O’Brien President, PECO
October 26, 2005
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON GENERATION COMPANY, LLC

/s/ John L. Skolds John L. Skolds President (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jon D. Veurink Jon D. Veurink Vice President and Controller (Principal Accounting Officer)
October 26, 2005