Form 10-K
period 2007-12-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2008-02-07
CIK 1168165, 78100, 22606, 1109357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter; State of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number
1-16169	EXELON CORPORATION (a Pennsylvania corporation) 10 South Dearborn Street P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398	23-2990190
333-85496	EXELON GENERATION COMPANY, LLC (a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348-2473 (610) 765-5959	23-3064219
1-1839	COMMONWEALTH EDISON COMPANY (an Illinois corporation) 440 South LaSalle Street Chicago, Illinois 60605-1028 (312) 394-4321	36-0938600
000-16844	PECO ENERGY COMPANY (a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000	23-0970240

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
EXELON CORPORATION:
Common Stock, without par value	New York, Chicago and Philadelphia
PECO ENERGY COMPANY:
Cumulative Preferred Stock, without par value: $4.68 Series, $4.40 Series, $4.30 Series and $3.80 Series	New York

Trust Receipts of PECO Energy Capital Trust III, each representing a 7.38% Cumulative Preferred Security, Series D, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO Energy Company

New York

Securities registered pursuant to Section 12(g) of the Act:

COMMONWEALTH EDISON COMPANY:

Common Stock Purchase Warrants, 1971 Warrants and Series B Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Exelon Corporation	Yes ☒	No ☐
Exelon Generation Company, LLC	Yes ☒	No ☐
Commonwealth Edison Company	Yes ☒	No ☐
PECO Energy Company	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Exelon Corporation	Yes ☐	No ☒
Exelon Generation Company, LLC	Yes ☐	No ☒
Commonwealth Edison Company	Yes ☐	No ☒
PECO Energy Company	Yes ☐	No ☒

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

The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2007, was as follows:

Exelon Corporation Common Stock, without par value	$ 48,917,819,593
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None

The number of shares outstanding of each registrant’s common stock as of January 31, 2008 was as follows:

Exelon Corporation Common Stock, without par value	661,220,392
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, including those factors with respect to such registrant discussed in (a) ITEM 1A. Risk Factors, (b) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, (c) ITEM 8. Financial Statements and Supplementary Data: Note 19 and (d) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I

ITEM 1. BUSINESS

General

Exelon, a utility services holding company, operates through its principal subsidiaries—Generation, ComEd and PECO—as described below, each of which is treated as an operating segment by Exelon. See Note 21 of the Combined Notes to Consolidated Financial Statements for further segment information.

Exelon was incorporated in Pennsylvania in February 1999. Exelon’s principal executive offices are located at 10 South Dearborn Street, Chicago, Illinois 60603, and its telephone number is 312-394-7398.

Generation

Generation’s business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and its competitive retail sales operations.

Generation was formed in 2000 as a Pennsylvania limited liability company. Generation began operations as a result of a corporate restructuring, effective January 1, 2001, in which Exelon separated its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. Generation’s principal executive offices are located at 300 Exelon Way, Kennett Square, Pennsylvania 19348, and its telephone number is 610-765-5959.

ComEd

ComEd’s energy delivery business consists of the purchase and regulated retail and wholesale sale of electricity and the provision of distribution and transmission services to retail customers in northern Illinois, including the City of Chicago.

ComEd was organized in the State of Illinois in 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company, which was incorporated in 1907. ComEd’s principal executive offices are located at 440 South LaSalle Street, Chicago, Illinois 60605, and its telephone number is 312-394-4321.

PECO

PECO’s energy delivery business consists of the purchase and regulated retail sale of electricity and the provision of transmission and distribution services to retail customers in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services to retail customers in the Pennsylvania counties surrounding the City of Philadelphia.

PECO was incorporated in Pennsylvania in 1929. PECO’s principal executive offices are located at 2301 Market Street, Philadelphia, Pennsylvania 19103, and its telephone number is 215-841-4000.

Federal and State Regulation

The Registrants are subject to Federal and state regulation. ComEd is a public utility under the Illinois Public Utilities Act subject to regulation by the Illinois Commerce Commission (ICC). Illinois legislation enacted in August 2007 provides for the creation of the Illinois Power Agency (IPA). The IPA is authorized to design electric supply portfolio plans for electric utilities and administer a competitive procurement process for utilities to procure the electricity supply resources identified in the supply portfolio plans subject to the oversight of the ICC. PECO is a public utility under the Pennsylvania Public Utility Code subject to regulation by the Pennsylvania Public Utility Commission (PAPUC). Generation, ComEd and PECO are public utilities under the Federal Power Act subject to regulation by the Federal Energy Regulatory Commission (FERC). Under the Federal Power Act, FERC also has jurisdiction over third-party financings and certain holding company matters, including review of mergers, affiliate transactions, intercompany financings and cash management arrangements, certain internal corporate reorganizations, and certain holding company acquisitions of public utility and holding company securities. Specific operations of the Registrants are also subject to the jurisdiction of various other Federal, state, regional and local agencies, including the Nuclear Regulatory Commission (NRC). For additional information about Federal and state restrictions on Exelon and its subsidiaries, see ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Exelon.

Generation

Generation is one of the largest competitive electric generation companies in the United States, as measured by owned and controlled megawatts (MWs). Generation combines its large generation fleet with an experienced wholesale energy marketing operation and a competitive retail sales operation.

At December 31, 2007, Generation owned generation assets with an aggregate net capacity of 24,808 MWs, including 16,969 MWs of nuclear capacity. In addition, Generation controlled another 7,524 MWs of capacity through long-term contracts.

Generation’s wholesale marketing unit, Power Team, a major wholesale marketer of energy, draws upon Generation’s energy generation portfolio and logistical expertise to ensure delivery of energy to Generation’s wholesale customers under long-term and short-term contracts, including a power purchase agreement (PPA) with PECO and ICC-approved standardized supplier forward contracts with ComEd and Ameren Corporation (Ameren). In addition, Power Team markets energy in the wholesale bilateral and spot markets.

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

The PPA between Generation and PECO expires at the end of 2010. Generation’s PPA with ComEd expired at the end of 2006. See Note 4 of the Combined Notes to Consolidated Financial Statements for further detail.

Generating Resources

At December 31, 2007, the generating resources of Generation consisted of the following:

Type of Capacity	MWs
Owned generation assets (a)
Nuclear	16,969
Fossil	6,197
Hydroelectric	1,642

Owned generation assets	24,808
Long-term contracts (b)	7,524

Total generating resources	32,332

(a)	See “Fuel” for sources of fuels used in electric generation.
(b)	Long-term contracts range in duration up to 25 years.

The owned and contracted generating resources of Generation are located in the United States in the Midwest region, which is comprised of Illinois (approximately 48% of capacity), the Mid-Atlantic region, which is comprised of Pennsylvania, New Jersey, Maryland and West Virginia (approximately 35% of capacity), the Southern region, which is comprised of Texas, Georgia and Oklahoma (approximately 16%), and the New England region, which is comprised of Massachusetts and Maine (approximately 1% of capacity).

Nuclear Facilities

Generation has ownership interests in eleven nuclear generating stations currently in service, consisting of 19 units with 16,969 MWs of capacity. Generation’s nuclear fleet plus its ownership interest in two generating units at the Salem Generating Station (Salem), which are operated by PSEG Nuclear, LLC (PSEG Nuclear), generated 140,359 gigawatthours (GWhs), or approximately 93% of Generation’s total output, for the year ended December 31, 2007. For additional information regarding Generation’s electric generating capacity by station, see ITEM 2. Properties. Generation’s nuclear generating stations are operated by Generation, with the exception of the two units at Salem, which are operated by PSEG Nuclear, an indirect, wholly owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). AmerGen Energy Company, LLC (AmerGen), a wholly owned subsidiary of Generation, operates the Clinton Nuclear Power Station (Clinton), the Three Mile Island (TMI) Unit No. 1 and the Oyster Creek Generating Station (Oyster Creek).

The Operating Services Contract (OSC) with PSEG Nuclear, under which Generation administered daily plant operations at Salem and Hope Creek nuclear generating stations, was terminated during the fourth quarter of 2007, effective December 31, 2007 upon mutual agreement by both parties. Under the OSC, which commenced on January 15, 2005, PSEG Nuclear remained as the license holder with exclusive legal authority to operate and maintain both stations and retained responsibility for management oversight and full authority with respect to the marketing of its share of the output from the stations.

In 2007 and 2006, electric supply (in GWhs) generated from the nuclear generating facilities was 74% and 73%, respectively, of Generation’s total electric supply, which also includes fossil and hydroelectric generation and electric supply purchased for resale. During 2007 and 2006, the nuclear generating facilities operated by Generation achieved a 94.5% and 93.9% capacity factor, respectively.

Regulation of Nuclear Power Generation. Generation is subject to the jurisdiction of the NRC with respect to the operation of its nuclear generating stations, including the licensing for operation of each station. The NRC subjects nuclear generating stations to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those stations. The NRC may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of the licenses. Changes in regulations by the NRC may require a substantial increase in capital expenditures for nuclear generating facilities and/or increased operating costs of nuclear generating units.

NRC reactor oversight results, as of December 31, 2007, indicate that the performance indicators for the nuclear plants operated by Generation are all in the highest performance band, with the exception of one indicator for Byron Unit 2, which is still considered to be in an acceptable performance band in accordance with NRC standards.

Licenses. Generation has 40-year operating licenses from the NRC for each of its nuclear units and has received 20-year operating license renewals for Peach Bottom Units 2 and 3, Dresden Units 2 and 3, and Quad Cities Units 1 and 2. In December 2004, the NRC issued an order that will permit Oyster Creek to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing Generation’s application for renewal. In July 2005, Generation applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey Department of Environmental Protection (NJDEP). The contentions raised by these groups were reviewed by NRC’s Atomic Safety Licensing Board (ASLB). With the exception of one contention brought by the citizens group, involving drywell corrosion, the issues raised by these groups and by the NJDEP were dismissed prior to a hearing by the ASLB. The contention involving drywell corrosion went to an evidentiary hearing before the ASLB. On December 18, 2007, the ASLB dismissed this sole remaining contention. On January 14, 2008, the citizens group appealed the rejection of its contention to the NRC Commissioners. If the NRC rejects the appeal, the citizens group can further appeal to the Federal courts. In that regard, the NJDEP appealed to the Third Circuit Court of Appeals one of its rejected contentions asserting that the NRC must consider terrorism risks as part of the re-licensing proceeding. This contention had previously been rejected by the ASLB and the NRC Commissioners. Further, in January 2008, Generation received a letter from the NJDEP concluding that Oyster Creek’s continued operation is consistent with New Jersey’s Coastal Management Program, and approving Oyster Creek’s coastal land use plans for the next 20 years. This consistency determination is a necessary element for license renewal. With the NJDEP consistency determination and the rejection of the sole remaining contention by the ASLB, Generation is currently awaiting the NRC staff’s approval of the license renewal for Oyster Creek. The NRC’s approval is expected in 2008.

On January 8, 2008, AmerGen submitted an application to the NRC to extend the operating license of TMI Unit 1 for an additional 20 years from the expiration of its current license to April 2034. The NRC is expected to spend up to 30 months to review the application before making a decision. As with Oyster Creek, Generation expects various legal challenges to the renewal application, but ultimately expects approval from the NRC.

Generation expects to apply for and obtain approval of license renewals for the remaining facilities. The operating license renewal process takes approximately four to five years from the commencement of the project until completion of the NRC’s review. The NRC review process takes approximately two years from the docketing of an application. Each requested license renewal is expected to be for 20 years beyond the original license expiration. The NRC has already approved 20-year renewals of the operating licenses for Generation’s Peach Bottom, Dresden and Quad Cities generating stations. The licenses for Peach Bottom Unit 2, Peach Bottom Unit 3, Dresden Unit 2, Dresden Unit 3, Quad Cities Unit 1 and Quad Cities Unit 2 were renewed to 2033, 2034, 2029, 2031, 2032 and 2032, respectively. Depreciation provisions are based on the estimated useful lives of the stations, which assume the renewal of the operating licenses for all of Generation’s operating nuclear generating stations except those for which renewal has already been received.

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

Generation is a member of NuStart Energy Development, LLC (NuStart), a consortium of ten companies that was formed for the purpose of seeking a license to build a new nuclear facility under the NRC’s new permitting process. As of December 31, 2007, Generation’s investment in NuStart was $1 million.

New Site Development. Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking earnings, cash flow and financial risk into account. On September 29, 2006, Generation notified the NRC that Generation will begin the application process for a combined Construction and Operating License (COL) that would allow for the possible construction of a new nuclear plant in Texas. The filing of the letter with the NRC launched a process that preserves for Exelon and Generation the option to develop a new nuclear plant in Texas without immediately committing to the full project. In order to continue preserving and assessing this option, Exelon and Generation have approved expenditures on the project of up to $100 million, which includes fees and costs related to the COL, reservation payments and other costs for long-lead components of the project, and other site evaluation and development costs. Amounts spent on the project to date through December 31, 2007 have been expensed and total approximately $49 million. The development phase of the project is expected to extend into 2009, and any decision to fund beyond the $100 million commitment would be subject to extensive analysis.

Generation has not made a decision to build a new nuclear plant at this time; however, on November 12, 2007, Generation announced that, if a decision is made to build a new nuclear plant in

Texas, Generation will use GE-Hitachi Nuclear Energy Americas’ (GE-Hitachi) new reactor technology, known as the Economic Simplified Boiling Water Reactor, which uses simplified design features and fewer components, thereby allowing for faster construction, lower operating costs and enhanced safety features. Also, on December 18, 2007, Generation announced that it had selected a site in Victoria County in southeast Texas for its COL, which, if obtained, would allow construction and operation of a dual unit nuclear plant should Generation decide to proceed with the construction of the project.

On December 7, 2007, Generation reached an agreement with the City of San Antonio acting by and through the City Public Service Board, a Texas municipal utility known as CPS Energy (CPS), under which CPS agreed to fund a portion of Generation’s exploratory costs associated with the possible new nuclear power plant in southeast Texas and related costs for long-lead components. In exchange for its funding commitment, CPS received an option to acquire up to a 40% ownership interest in the new plant and its energy output. If CPS exercises its option, it will be obligated to fund its proportionate share of all project costs and liabilities. The decision whether to build the new nuclear plant will continue to reside solely with Exelon and Generation.

Among the various conditions that must be resolved before any formal decision to build is made are a workable solution to spent nuclear fuel (SNF) disposal, broad public acceptance of a new nuclear plant and assurances that a new plant using the new technology can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, production and other potential tax credits, and other key economic factors. Generation expects to submit the COL application to the NRC in 2008.

Nuclear Waste Disposal. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the United States, nor has the NRC licensed any such facilities. Generation currently stores all SNF generated by its nuclear generating facilities in on-site storage pools or in dry cask storage facilities. Since Generation’s SNF storage pools generally do not have sufficient storage capacity for the life of the respective plant, Generation is developing dry cask storage facilities, as necessary, to support operations.

As of December 31, 2007, Generation had approximately 48,400 SNF assemblies (11,700 tons) stored on site in SNF pools or dry cask storage. On-site dry cask storage in concert with on-site storage pools will be capable of meeting all current and future SNF storage requirements at Generation’s sites through the license renewal period, and through decommissioning, until the U.S. Department of Energy (DOE) completes removing SNF from the sites. The following table describes the current status of Generation’s SNF storage facilities.

Site	Date for loss of full core reserve (a)
Braidwood	2013
Byron	2011
Clinton	2018
Dresden	Dry cask storage in operation
LaSalle	2010
Limerick	2009
Oyster Creek	Dry cask storage in operation
Peach Bottom	Dry cask storage in operation
Quad Cities	Dry cask storage in operation
Salem	2011
Three Mile Island	Life of plant storage capable in SNF pool

(a)	The date for loss of full core reserve identifies when the on-site storage pool will no longer have sufficient space to receive a full complement of fuel from the reactor core.

Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is responsible for the development of a repository for and the disposal of SNF and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($.001) per kilowatthour (kWh) of net nuclear generation for the cost of nuclear fuel long-term disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. The DOE has published a schedule for opening a SNF permanent disposal facility and its current estimate is 2017. This extended delay in SNF acceptance by the DOE has led to Generation’s adoption of dry cask storage at its Dresden, Quad Cities, Peach Bottom and Oyster Creek Stations and its consideration and development of dry cask storage at other stations. In August 2004, Generation and the U.S. Department of Justice, in close consultation with the DOE, reached a settlement under which the government will reimburse Generation for costs associated with storage of spent fuel at Generation’s nuclear stations pending the DOE’s fulfillment of its obligations. Generation plans to submit annual reimbursement requests to the DOE for costs associated with the storage of spent nuclear fuel. In all cases, reimbursement requests will be made only after costs are incurred and only for costs resulting from DOE delays in accepting the SNF. See Note 14 of the Combined Notes to Consolidated Financial Statements for additional information regarding spent fuel storage claims and issues.

The Standard Contracts with the DOE also required the payment to the DOE of a one-time fee applicable to nuclear generation through April 6, 1983. The fee related to the former PECO units has been paid. Pursuant to the Standard Contracts, ComEd previously elected to defer payment of the one-time fee of $277 million for its units (which are now owned by Generation), with interest to the date of payment, until just prior to the first delivery of SNF to the DOE. As of December 31, 2007, the unfunded SNF liability for the one-time fee with interest (which has been assumed by Generation) was $997 million. Interest accrues at the 13-week Treasury Rate. The 13-week Treasury Rate in effect, for calculation of the interest accrual at December 31, 2007, was 4.025%. The liabilities for spent nuclear fuel disposal costs, including the one-time fee, were transferred to Generation as part of the 2001 corporate restructuring. The outstanding one-time fee obligations for the Oyster Creek and TMI units remain with the former owners. The Clinton Unit has no outstanding obligation.

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

Generation has on-site storage capacity at its nuclear generation stations for limited amounts of LLRW and has been shipping its LLRW to disposal facilities in South Carolina and Utah. With a limited number of available LLRW disposal facilities, Generation continues to anticipate difficulties in shipping of LLRW off of its sites, including the possibility that one or all of the available disposal facilities may not be available for some of Generation’s sites in the future. Generation continues to pursue alternative disposal strategies for LLRW, including an LLRW reduction program to minimize cost impacts.

Nuclear Insurance. The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. The Price-Anderson Act was extended to December 31, 2025 under the terms of the Energy Policy Act of 2005. As of December 31, 2007, the current liability limit was $10.76 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance (currently $300 million for each operating site) and the remaining $10.46 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for each nuclear operator per reactor per incident (including a 5% surcharge) is $100.6 million, payable at no more than $15 million per reactor per incident per year. This assessment is subject to inflation adjustment and state premium taxes. In August 2008, it is anticipated the $100.6 million and the $15 million maximum assessments will be adjusted due to inflation. The Price-Anderson Act, as amended, requires an inflation adjustment be made at least once each 5 years. The last inflation adjustment occurred in August 2003. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.

Generation is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. Under the terms of the various insurance agreements, Generation could be assessed up to $172 million for losses incurred at any plant insured by the insurance companies. Additionally, NEIL provides replacement power cost insurance in the event of a major accidental outage at an insured nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. Generation’s maximum share of any assessment is $46 million per year.

See “Nuclear Insurance” within Note 19 of the Combined Notes to Consolidated Financial Statements for a description of nuclear-related insurance coverage and further information on NEIL.

For information regarding property insurance, see ITEM 2. Properties—Generation. Generation is self-insured to the extent that any losses may exceed the amount of insurance maintained or are within the policy deductible for its insured losses. Such losses could have a material adverse effect on Generation’s financial condition and results of operations.

Decommissioning. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. As more fully described below, ComEd collected amounts from customers through 2006 for facilities formerly owned by ComEd, and PECO is currently collecting amounts from customers for facilities formerly owned by PECO, which are ultimately remitted to the trust funds maintained by Generation that will be used to decommission those nuclear facilities. AmerGen also maintains decommissioning trust funds for each of its plants. The AmerGen units, specifically Clinton, Oyster Creek, and TMI, are not covered by any rate recovery process for customer funding of decommissioning costs. Decommissioning expenditures are expected to occur primarily after the plants are retired. Certain decommissioning costs are currently being incurred.

Through 2006, under an ICC order, ComEd was permitted to recover amounts from customers to decommission former ComEd nuclear plants. ComEd is not permitted to collect amounts for decommissioning subsequent to 2006. Nuclear decommissioning costs associated with the nuclear generating stations formerly or partly owned by PECO continue to be recovered currently through rates charged by PECO to customers. The annual amount recovered, which in 2007 was $33 million, and effective January 1, 2008 will be $29 million, is remitted to Generation as allowed by the PAPUC. It is anticipated that these collections will continue through the operating license life of each of the former PECO units, with adjustments every five years, subject to certain limitations, to reflect changes in cost estimates and decommissioning trust fund performance. The amount recovered is premised on studies that assume level contributions through the license expiration date for each unit. After completion of the decommissioning, excess amounts in the decommissioning trusts for the nuclear generating stations formerly owned by ComEd and PECO that were collected from customers must be returned to ComEd and PECO customers, respectively, if those amounts exceed established thresholds.

Generation believes that the decommissioning trust funds for the nuclear generating stations formerly owned by ComEd and PECO, the expected earnings thereon and, in the case of PECO, the amounts currently being collected from PECO’s customers will be sufficient to fully fund Generation’s decommissioning obligations for the nuclear generating stations formerly owned by ComEd and PECO in accordance with NRC regulations. Generation further believes the AmerGen nuclear decommissioning trust funds together with expected investment earnings thereon will be sufficient to fully fund AmerGen’s decommissioning obligations in accordance with NRC regulations.

Any shortfall of funds necessary for decommissioning is ultimately required to be funded by Generation. Generation has recourse to collect additional amounts from PECO customers, subject to certain limitations and thresholds, as prescribed by an order from the PAPUC. No such recourse exists to collect additional amounts from ComEd customers or from the previous owners of AmerGen.

See Critical Accounting Policies and Estimates within ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Generation and Note 13 of the Combined Notes to Consolidated Financial Statements for a further discussion of nuclear decommissioning.

Dresden Unit 1, Peach Bottom Unit 1 and Zion (Zion Station), a two-unit nuclear generation station, have ceased power generation. SNF at Dresden Unit 1 is currently being stored in dry cask storage until a permanent repository under the NWPA is completed. All of Peach Bottom Unit 1’s SNF has been moved off site. SNF at Zion Station is currently stored in on-site storage pools. Generation’s liability to decommission Dresden Unit 1, Peach Bottom Unit 1 and Zion Station was $795 million at December 31, 2007. As of December 31, 2007, nuclear decommissioning trust funds set aside to pay for these obligations were $1.2 billion.

Zion Station Decommissioning. On December 11, 2007, Generation entered into an Asset Sale Agreement with Energy Solutions, Inc. and its wholly owned subsidiaries, EnergySolutions, LLC (EnergySolutions) and ZionSolutions, LLC (ZionSolutions) for decommissioning of Zion Station, which is located in Zion, Illinois and which ceased operation in 1998.

If the various closing conditions under the Asset Sale Agreement are satisfied and the transaction is completed, Generation will transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts (approximately $870 million). In consideration for Generation’s transfer of those assets, ZionSolutions will assume decommissioning and other liabilities associated with Zion Station. ZionSolutions will take possession and control of the land associated with Zion Station pursuant to a Lease Agreement with Generation, to be executed at the closing. Under the Lease Agreement, ZionSolutions will commit to complete the required decommissioning work according to an established schedule and will construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at Zion Station. Rent payable under the Lease Agreement will be $1.00 per year, although the Lease Agreement requires ZionSolutions to pay property taxes associated with Zion Station and penalty rents may accrue if there are unexcused delays in the progress of decommissioning work at Zion Station or the construction of the dry cask spent nuclear fuel storage facility. To reduce any potential risk of default by EnergySolutions or ZionSolutions, EnergySolutions is required to provide a $200 million letter of credit to be used to fund decommissioning costs in case of a shortfall of decommissioning funds following specified failures of performance. EnergySolutions has also provided a performance guarantee and will enter into other agreements that will provide rights and remedies for Generation in the case of other specified events of default, including a special purpose easement for disposal capacity at the EnergySolutions site in Clive, Utah, for all low level waste volume of Zion Station. However, if the resources of EnergySolutions Inc. and its subsidiaries are inadequate to complete required decommissioning work, Generation may be required to complete the work at its own expense. If the transaction is completed in 2008, Generation expects the required decommissioning work and the construction of the dry cask spent fuel storage facility would be completed by 2018.

ZionSolutions and Generation will also enter into a Put Option Agreement pursuant to which ZionSolutions will have the option to transfer the remaining Zion Station assets and any associated liabilities back to Generation upon completion of all required decommissioning and other work at Zion Station. The purchase price payable under the Put Option Agreement is $1.00 plus the assumption of associated liabilities.

Completion of the transactions contemplated by the Asset Sale Agreement is subject to the satisfaction of a number of closing conditions, including the accuracy of the parties’ representations and warranties, the performance of covenants, the receipt of approval from the NRC, and the receipt of a private letter ruling from the Internal Revenue Service (IRS). Generation does not expect that conditions to the closing of the transaction will be satisfied before the second half of 2008.

Fossil and Hydroelectric Facilities

Generation operates various fossil and hydroelectric facilities and maintains ownership interests in several other facilities such as LaPorte, Keystone, Conemaugh and Wyman, which are operated by third parties. In 2007 and 2006, electric supply (in GWhs) generated from owned fossil and hydroelectric generating facilities was 6% and 7%, respectively, of Generation’s total electric supply, which also includes nuclear generation and electric supply purchased for resale. The majority of this output was dispatched to support Generation’s power marketing activities. For additional information regarding Generation’s electric generating facilities, see ITEM 2. Properties—Generation.

Licenses. Fossil generation plants are generally not licensed and, therefore, the decision on when to retire plants is, fundamentally, a commercial one. Hydroelectric plants are licensed by FERC. The Muddy Run and Conowingo facilities have licenses that expire in August 2014. Generation is in the process of performing pre-application analyses and anticipates filing a Notice of Intent to renew the licenses in 2009 pursuant to FERC regulations. For those plants located within the control areas administered by the PJM Interconnection, LLC (PJM) or the New England control area administered by ISO New England Inc. (ISO-NE), notice is required to be provided to PJM or ISO-NE, as applicable, before a plant can be retired.

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

Long-Term Contracts

In addition to energy produced by owned generation assets, Generation sells electricity purchased under the following long-term contracts in effect as of December 31, 2007:

Seller	Location	Expiration	Capacity (MWs)
Kincaid Generation, LLC	Kincaid, Illinois	2013	1,108
Tenaska Georgia Partners, LP (a)	Franklin, Georgia	2030	942
Tenaska Frontier, Ltd	Shiro, Texas	2020	830
Green Country Energy, LLC	Jenks, Oklahoma	2022	795
Elwood Energy, LLC	Elwood, Illinois	2012	775
Lincoln Generating Facility, LLC	Manhattan, Illinois	2011	664
Reliant Energy Aurora, LP	Aurora, Illinois	2008	600
Wolf Hollow 1, LP	Granbury, Texas	2023	350
Duke Energy Trading and Marketing, LLC	Dixon, Illinois	2008	344
Dynegy Power Marketing, Inc.	East Dundee, Illinois	2009	330
DTE Energy Trading, Inc.	Crete, Illinois	2008	300
Others (b)	Various	2011 to 2028	486

Total			7,524

(a)	Commencing June 1, 2010 and lasting for 20 years, Generation has agreed to sell its rights to 942 MWs of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a tolling agreement with Georgia Power, a subsidiary of Southern Company.
(b)	Includes long-term capacity contracts with nine counterparties.

Federal Power Act

The Federal Power Act gives FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC’s jurisdiction are required to file rate schedules with FERC with respect to wholesale sales and transmission of electricity. Open-Access Transmission tariffs established under FERC regulation give Generation transmission access that enables Generation to participate in competitive wholesale markets.

Market Based Rate Matters

Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale sales of electricity. Currently, Generation, ComEd and PECO have authority to sell power at market-based rates. As is customary with market-based rate schedules, FERC has reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determines that Generation or any of its affiliates has violated the terms and conditions of its tariff or the Federal Power Act. FERC is also authorized to order refunds if it finds that the market-based rates are not just and reasonable under the Federal Power Act.

In 2004, FERC implemented market power tests to determine whether sellers should be entitled to market-based rate authority. The effect was to require Generation, ComEd, and PECO to file with FERC a new analysis under the new tests. On July 5, 2005, FERC accepted the filing, thereby allowing Generation, ComEd and PECO to have continued authority to sell at market-based rates. In the same order, however, FERC started a proceeding, the purpose of which was to require Generation to demonstrate its compliance with FERC’s affiliate abuse and reciprocal dealing prong of the tests it had instituted in 2004. On April 3, 2006, FERC accepted the compliance filing, and terminated the proceeding.

On June 21, 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities, which updated and modified the tests that FERC had implemented in 2004. On December 14, 2007, FERC issued an order clarifying some provisions in the Final Rule. On January 14, 2008, Generation, ComEd and PECO filed an analysis using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrates that under those tests, one called the pivotal supplier test and the other the market share test, Generation, ComEd, and PECO are entitled to continue to sell at market-based rates. FERC is not expected to act on the filing until later in 2008. The Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short-term. The longer-term impact will depend on the future application by FERC of the Final Rule.

For a number of years, regional transmission organizations (RTOs), such as PJM, have formed in a number of regions to provide transmission service across multiple transmission systems. The intended benefits of establishing these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability, market monitoring and the elimination or reduction of redundant transmission charges imposed by multiple transmission providers when wholesale customers take transmission service across several transmission systems. See Transmission Services below for a further discussion.

To date, PJM, the Midwest Independent Transmission System Operator, Inc. (MISO), ISO-NE and Southwest Power Pool, have been approved as RTOs. Because of some states’ opposition to imposition of centralized energy and capacity markets, FERC is seeking to obtain some of the benefits of RTOs by means of making more effective rules governing open-access transmission in regions that do not have RTOs or independent system operators.

The Energy Policy Act of 2005. The Energy Policy Act of 2005 (Energy Policy Act), which was signed into law on August 8, 2005, implements several significant changes intended to improve electric reliability, promote investment in the transmission infrastructure, streamline electric regulation, improve wholesale competition, address problems identified in the western energy crisis and Enron collapse, promote fuel diversity and cleaner fuel sources, and promote greater efficiency in electric generation, delivery and use.

The Energy Policy Act, through amendment of the Federal Power Act, also transferred to FERC certain additional authority. FERC was granted new authority to review the acquisition or merger of companies owning generating facilities, along with the responsibility to address more explicitly cross-subsidization issues in these situations. FERC was also authorized to impose civil penalties for violations of laws and regulations and to prohibit market manipulation activities. Additionally, FERC now has the authority to approve siting of electric transmission facilities located in national interest electric transmission corridors if states cannot or will not act in a timely manner to approve siting. The Energy Policy Act also authorized a self-regulating electric reliability organization with FERC oversight to enforce reliability rules. On July 20, 2006, pursuant to the Federal Power Act, FERC certified the North American Electric Reliability Corporation (NERC) as the nation’s Electric Reliability Organization. As a result, users, owners and operators of the bulk power system, including Generation, ComEd and PECO, are subject to mandatory reliability standards promulgated by NERC and enforced by FERC.

PJM Reliability Pricing Model (RPM)

FERC issued an order approving PJM’s RPM to replace its current capacity market rules. The RPM provides for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2007. A number of parties have appealed the order, and those appeals have been consolidated and are pending in the United States Court of Appeals for the D.C. Circuit. Notwithstanding the petitions for judicial review, PJM implemented RPM in 2007 as FERC’s orders were not stayed, and therefore remain in effect, pending appellate review, as applicable. PJM’s RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. Subsequent auctions will take place 36 months ahead of the scheduled delivery year. The RPM is anticipated to have a favorable impact for owners of generation facilities, particularly for such facilities located in constrained zones. PJM is authorized to impose PJM RPM capacity penalties. As of December 31, 2007, Generation does not believe it has incurred any such penalties and, therefore, has not recorded a liability.

Marginal-Loss Dispatch and Settlement

On June 1, 2007, PJM implemented marginal-loss dispatch and settlement for its competitive wholesale electric market. Marginal-loss dispatch recognizes the varying delivery costs of transmitting electricity from individual generator locations to the places where customers consume the energy. Prior to the implementation of marginal-loss dispatch, PJM had used average losses in dispatch and in the calculation of locational marginal prices. Locational marginal prices in PJM now include the real-time impact of transmission losses from individual sources to loads. PJM believes that the marginal-loss approach is more efficient because the cost of energy that is lost in transmission lines is reduced compared with the former average loss method. As a whole, Exelon and Generation have experienced an increase in the cost of delivering energy from the generating plant locations to customer load zones due to the implementation of marginal-loss dispatch and settlement.

Illinois Settlement Agreement

The legislatively mandated transition and retail electric rate freeze period in Illinois ended at the close of 2006. In view of the rate increases following the expiration of the rate freeze, various bills were proposed in the Illinois House of Representatives and Senate in 2007 in an attempt to address the higher electric bills in the State of Illinois. In addition to proposed legislation directed at ComEd, the significant components of the proposed legislation directed at Generation would have required the following:

•	A tax of $70,000 for each megawatt of nameplate capacity on certain electric generating facilities located in Illinois including those owned by Generation.

•

Establishment of a generation tax and a fund from the proceeds of the generation tax to be used to pay to ComEd and other Illinois utilities for rate refunds to customers and also to pay to ComEd and other Illinois utilities for differences between 2007 and 2006 rates prior to July 1, 2008.

•

Require electric utilities, including ComEd, to remove themselves from participation in RTOs, including PJM, which would have had a significant impact on competition and open-access in the Illinois retail market.

In July 2007, following extensive discussions with legislative leaders in Illinois, Generation, ComEd, and other generators and utilities in Illinois reached an agreement (Settlement) with various representatives from the State of Illinois concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would have been harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Generation and ComEd committed to contributing approximately $800 million to rate relief programs over four years. Generation committed an aggregate of $747 million, with $435 million available to pay ComEd for rate relief programs for ComEd customers, $307.5 million available for rate relief programs for customers of other Illinois utilities, and $4.5 million available for partially funding operations of the IPA. Legislation reflecting the Settlement (Settlement Legislation) was passed by the Illinois Legislature on July 26, 2007 and was signed into law on August 28, 2007 by the Governor of Illinois. See Note 4 of the Combined Notes to Consolidated Financial Statements for the components of the Settlement Legislation.

Fuel

The following table shows sources of electric supply in GWhs for 2007 and estimated for 2008:

	Source of Electric Supply (a)
	2007	2008 (Est.)
Nuclear units	140,359	138,056
Purchases—non-trading portfolio	38,021	36,741
Fossil and hydroelectric units	11,270	14,487

Total supply	189,650	189,284

(a)	Represents Generation’s proportionate share of the output of its generating plants.

The fuel costs for nuclear generation are substantially less than for fossil-fuel generation. Consequently, nuclear generation is generally the most cost-effective way for Generation to meet its obligations for sales to other utilities, including to ComEd and PECO, and some of Generation’s retail business requirements.

The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore into uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, the enrichment of the uranium hexafluoride and the fabrication of fuel assemblies. Generation has uranium concentrate inventory and supply contracts sufficient to meet all of its uranium concentrate requirements through 2010. Generation’s contracted conversion services are sufficient to meet all of its uranium conversion requirements through 2011. All of Generation’s enrichment requirements have been contracted through 2011. Contracts for fuel fabrication have been obtained through 2010. Generation does not anticipate difficulty in obtaining the necessary uranium concentrates or conversion, enrichment or fabrication services to meet the nuclear fuel requirements of its nuclear units.

Generation obtains approximately 30% of its uranium enrichment services from European suppliers. There is an ongoing trade action by USEC, Inc. against European enrichment services suppliers alleging dumping in the United States. In January 2002, the U.S. International Trade Commission determined that USEC, Inc. was “materially injured or threatened with material injury” by low-enriched uranium exported by European suppliers. The U.S. Department of Commerce has assessed countervailing and anti-dumping duties against the European suppliers. Both USEC, Inc. and the European suppliers have appealed these decisions. Generation is uncertain at this time as to the outcome of the pending appeals; however, as a result of these actions, Generation may incur higher costs for uranium enrichment services necessary for the production of nuclear fuel.

Coal is procured for coal-fired plants primarily through annual contracts, with the remainder supplied through either short-term contracts or spot-market purchases.

Natural gas is procured for gas-fired plants through annual, monthly and spot-market purchases. Some fossil generation stations can use either oil or natural gas as fuel. Fuel oil inventories are managed so that in the winter months sufficient volumes of fuel are available in the event of extreme weather conditions and during the remaining months to take advantage of favorable market pricing.

Generation uses financial instruments to mitigate price risk associated with commodity price exposures. Generation also hedges forward price risk with both over-the-counter and exchange-traded instruments. See Note 1 of the Combined Notes to Consolidated Financial Statements for further information regarding derivative financial instruments.

Power Team

Generation’s wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and through long-term, intermediate-term and short-term contracts. Generation seeks to maintain a net positive supply of energy and capacity, through ownership of generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Generation has also contracted for access to additional generation through bilateral long-term PPAs. PPAs are commitments related to power generation of specific generation plants and/or are dispatchable in nature similar to asset ownership. Generation enters into PPAs with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to customers. Power Team may buy power to meet the energy demand of its customers, including ComEd and PECO. These purchases may be made for more than the energy demanded by Power Team’s customers. Power Team then sells this open position, along with capacity not used to meet customer demand, in the wholesale electricity markets. Generation has also purchased transmission service to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs.

Power Team also manages the price and supply risks for energy and fuel associated with generation assets and the risks of power marketing activities. The maximum length of time over which cash flows related to energy commodities are currently being economically hedged is approximately five years. Generation has estimated a greater than 90% economic and cash flow hedge ratio for 2008 for its energy marketing portfolio. This hedge ratio represents the percentage of forecasted aggregate annual generation supply that is committed to firm sales, including sales to ComEd and PECO. A portion of Generation’s hedge may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. The trading portfolio is subject to a risk management policy that includes stringent risk management limits including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the corporate risk management group and Exelon’s Risk Management Committee (RMC) monitor the financial risks of the power marketing activities. Power Team also uses financial and commodity contracts for proprietary trading purposes but this activity accounts for only a small portion of Power Team’s efforts.

At December 31, 2007, Generation’s long-term commitments relating to the purchase and sale of energy, capacity and transmission rights from and to unaffiliated utilities and others were as follows:

(in millions)	Net Capacity Purchases (a)	Power Only Purchases from Non-Affiliates	Power Only Sales	Transmission Rights Purchases (b)
2008	$335	$473	$3,371	$2
2009	291	38	1,486	—
2010	316	18	277	—
2011	324	48	27	—
2012	321	18	28	—
Thereafter	1,848	207	29	—

Total	$3,435	$802	$5,218	$2

(a)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2007. Expected payments include certain capacity charges which are conditional on plant availability.
(b)	Transmission rights purchases include estimated commitments in 2008 for additional transmission rights that will be required to fulfill firm sales contracts.

Beginning in January 2007, ComEd began procuring all of its energy requirements for retail customers from market sources pursuant to the ICC-approved procurement auction in 2006 or from the PJM spot market. Approximately one-third of ComEd’s contracts that resulted from the 2006 auction will expire in May 2008, another one-third will expire in May 2009, and the remaining contracts will expire in May 2010. Approximately 35% of the contracted supply from the 2006 auction will come from Generation. Suppliers, including Generation, were limited to winning no more than 35% in either the fixed price section or the hourly price section of the auction. The Settlement Legislation established a new competitive process for procurement to be managed by the IPA and overseen by the ICC in accordance with electricity supply procurement plans approved by the IPA. The new procurement process involving the IPA will not be fully established until later in 2008 and, in the interim, ComEd submitted to the ICC, and the ICC approved, a procurement plan for ComEd to secure its remaining requirements for power and other ancillary services for the period from June 2008 to May 2009. Beginning in 2008, ComEd, each June, will submit a five-year forecast to the IPA and the IPA will develop a procurement plan for approval by the ICC to procure its remaining requirements for energy in periods subsequent to May 2009.

Generation has a PPA with PECO under which Generation has agreed to supply PECO with substantially all of PECO’s electric supply needs through 2010. Generation supplies electricity to PECO from its portfolio of generation assets, PPAs and other market sources. Subsequent to 2010, PECO expects to procure all of its electricity from market sources, which could include Generation.

Capital Expenditures

Generation’s business is capital intensive and requires significant investments in energy generation and in other internal infrastructure projects. Generation’s estimated capital expenditures for 2008 are as follows:

(in millions)
Production plant	$868
Nuclear fuel (a)	731

Total	$1,599

(a)	Includes Generation’s share of the investment in nuclear fuel for the co-owned Salem plant.

ComEd

ComEd is engaged principally in the purchase and regulated retail sale of electricity and the provision of distribution and transmission services to a diverse base of residential, commercial and industrial customers in northern Illinois. ComEd is subject to regulation by the ICC as to rates and service, the issuance of securities, and certain other aspects of ComEd’s operations. ComEd is also subject to regulation by FERC as to transmission rates and certain other aspects of ComEd’s business.

ComEd’s retail service territory has an area of approximately 11,300 square miles and an estimated population of eight million. The service territory includes the City of Chicago, an area of about 225 square miles with an estimated population of three million. ComEd has approximately 3.8 million customers.

ComEd’s franchises are sufficient to permit it to engage in the business it now conducts. ComEd’s franchise rights are generally nonexclusive rights documented in agreements and, in some cases, certificates of public convenience issued by the ICC. With few exceptions, the franchise rights have stated expiration dates ranging from 2008 to 2061. ComEd anticipates working with the appropriate agencies to extend or replace the franchise agreements prior to expiration.

ComEd’s kWh sales and load of electricity are generally higher during the summer periods and winter periods, when temperature extremes create demand for either summer cooling or winter heating. ComEd’s highest peak load occurred on August 1, 2006 and was 23,613 MWs; its highest peak load during a winter season occurred on February 5, 2007 and was 16,207 MWs.

Retail Electric Services

Electric utility restructuring legislation was adopted in Illinois in December 1997 to permit competition by competitive electric generation suppliers for the supply of retail electricity. Transmission and distribution service was not impacted by the legislation and continues to remain regulated. The restructuring legislation and related regulatory orders allowed customers to choose a competitive electric generation supplier; required rate reductions and imposed freezes or caps on rates during a transition period following the adoption of the legislation; and allowed the collection of competitive transition charges (CTCs) from customers to permit Illinois utilities to recover a portion of the costs that might not otherwise be recovered in a competitive market (stranded costs) during the transition period. ComEd’s transition and rate freeze period ended in January 2007.

In anticipation of the end of the transition and rate freeze period, ComEd engaged in various regulatory proceedings to establish rates for the post-2006 period, as described below. In view of the rate increases that were anticipated following the expiration of the rate freeze, the Illinois Legislature considered proposed legislation to roll back and freeze ComEd’s rates for an additional period, to control the rate at which the rate increases were phased in or to impose a tax on the ownership or operation of electric generating facilities. In August 2007, Settlement Legislation was enacted in Illinois to address concerns about higher electric bills following the expiration of the rate freeze. The Settlement Legislation required, among other things, rate relief contributions of approximately $1 billion to be made by certain Illinois electric utilities, their affiliates, and generators of electricity in Illinois over a four-year period. ComEd committed to continue executing upon a $64 million rate relief package announced earlier in 2007.

As a result of the end of ComEd’s transition period, new unbundled rates for service became effective in January 2007. As of December 31, 2007, three competitive electric generation suppliers have been granted approval by the ICC to serve residential customers in Illinois; however, none of the competitive electric generation suppliers is currently supplying electricity to any of ComEd’s residential customers. All of ComEd’s customers are eligible to choose a competitive electric generation supplier or may purchase electricity from ComEd at market-based rates. At December 31, 2007, approximately 44,200 non-residential customers, representing approximately 48% of ComEd’s annual retail kWh sales, had elected to purchase their electricity from a competitive electric generation supplier. Customers who receive electricity from a competitive electric generation supplier continue to pay a delivery charge to ComEd.

Under Illinois law, ComEd is required to deliver electricity to all customers. ComEd’s obligation to provide full service electric service including generation service (which are referred to as provider of last resort (POLR) obligations) varies by customer size. ComEd’s obligation to provide such service to residential customers and other small customers with demands of under 100 kilowatts (kWs) continues for all customers who do not or cannot choose a competitive electric generation supplier or who choose to return to the utility after taking service from a competitive electric generation supplier.

ComEd’s obligations to many of its largest customers, with demands of 3 MWs or greater has previously been declared competitive. For customers with demands of 400 kWs and above, and 100-400 kWs, ComEd has full service obligations through May 2008 and May 2010, respectively.

Delivery Service Rate Cases. In August 2005, ComEd filed a rate case with the ICC to comprehensively review its tariff and to adjust ComEd’s rates for delivering electricity effective January 2007 (2005 Rate Case). In July 2006, the ICC issued its order in the 2005 Rate Case, approving a delivery services revenue increase of approximately $8 million of the $317 million proposed revenue increase requested by ComEd. The ICC subsequently granted, in part, requests for rehearing of ComEd and various other parties, and in December 2006, issued an order on rehearing that increased the amount previously approved by approximately $74 million for a total rate increase of $83 million. ComEd and various other parties have appealed the rate order to the courts, but the appeal is not yet resolved.

In October 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service rates to reflect its continued investment in delivery service assets since rates were last determined (2007 Rate Case). ICC proceedings relating to the proposed delivery service rates will occur over a period of up to eleven months. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was based on a 2006 test year with estimated capital additions through the third quarter of 2008, would increase an average residential customer’s total bill by approximately 7.7%.

Illinois Rate Design. In October 2007, the ICC-approved implementation of a revised rate design that changed the allocation of rates among customer groups effective December 1, 2007, but did not change the overall level of rates. The new rate design took effect December 1, 2007.

Procurement Related Proceedings. Beginning January 1, 2007, following the expiration of a PPA with Generation, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from an ICC-approved “reverse-auction” competitive bidding process, which permitted recovery by ComEd of its electricity procurement costs from retail customers with no markup. A procurement auction for ComEd’s entire load occurred in September 2006 and deliveries resulting from the auction began in January 2007. The energy price that resulted from the procurement auction is fixed until June 2008, at which time, approximately one-third of supply contracts entered as part of the procurement auction are scheduled to expire. The Settlement Legislation established a new competitive process which must be used by Illinois utilities for the procurement of electricity and also established the IPA. With the exception of the delivery period beginning in June 2008, the IPA will participate in the design of electricity supply portfolios for ComEd and will administer the new competitive process for ComEd to procure the electricity supply resources and renewable energy sources identified in its supply portfolio plans, all under the oversight of the ICC. In October 2007, ComEd filed a petition with the ICC seeking approval of an initial procurement plan to secure energy for retail electric customers for the period June 2008 through May 2009. On December 11, 2007, an administrative law judge (ALJ) issued a proposed order on the procurement plan, approving virtually every aspect of the proposal, with the exception of recommending an increase in the amount of power ComEd should procure through block purchases in July and August for peak periods (Proposed Order). On December 19, 2007, the ICC approved the Proposed Order. The procurement plan and the spot market purchases discussed below will be used to effectively replace the auction contracts scheduled to expire on May 31, 2008 to meet the power and other ancillary services requirements of ComEd’s customers for the period June 2008 through May 2009. In May 2009, another one-third of existing auction contracts will expire and any additional electricity required to meet the needs of ComEd’s customers will be acquired through the new competitive process administered by the IPA.

Under the Settlement Legislation, electric utilities are required to use cost-effective energy efficiency resources to meet incremental annual program energy savings goals and must implement cost-effective demand response measures to reduce peak demand each year for eligible retail customers. In November 2007, pursuant to these requirements, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC and expects an ICC order to be issued on the filing in the first quarter of 2008. This plan begins in June 2008, and is designed to meet the Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy and in the peak demand of ComEd’s customers.

In addition to the procurement plan, ComEd will purchase energy on the spot market to meet the needs of its customers. To fulfill another requirement of the settlement that gave rise to the Settlement Legislation, and in advance of the creation of the IPA, ComEd and Generation entered into a five-year financial swap contract that became effective in August 2007. This contract effectively hedges a significant portion of ComEd’s spot market purchases. The effect of the swap is to cause ComEd to pay fixed prices and Generation to pay market prices for a portion of ComEd’s electricity supply requirements. The financial swap contract is designed to dovetail with ComEd’s remaining supplier forward contracts for energy, increasing in volume as those contracts expire. See Note 4 of the Combined Notes to Consolidated Financial Statements for further detail.

Other. Illinois law provides that an electric utility, such as ComEd, will be liable for actual damages suffered by customers in the event of a continuous electricity outage of four hours or more affecting 30,000 or more customers and provides for reimbursement of governmental emergency and contingency expenses incurred in connection with any such outage. Recovery of consequential damages is barred and the affected utility may seek relief from these provisions from the ICC when the utility can show that the cause of the outage was unpreventable due to weather events or conditions, customer tampering or third-party causes. During the years 2007, 2006 and 2005, ComEd does not believe that it had any outages that triggered the reimbursement requirement.

Construction Budget

ComEd’s business is capital intensive and requires significant investments primarily in energy transmission and distribution facilities. ComEd’s most recent estimate of capital expenditures for electric plant additions and improvements for 2008 are $1,003 million.

PECO

PECO is engaged principally in the purchase and regulated retail sale of electricity and the provision of transmission and distribution services to residential, commercial and industrial customers in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services to residential, commercial and industrial customers in the Pennsylvania counties surrounding the City of Philadelphia. PECO is subject to regulation by the PAPUC as to electric and gas rates and service, the issuances of certain securities and certain other aspects of PECO’s operations. PECO is also subject to regulation by FERC as to transmission rates and certain other aspects of PECO’s business.

PECO’s combined electric and natural gas retail service territory has an area of approximately 2,100 square miles and an estimated population of 3.8 million. PECO provides electric delivery service in an area of approximately 2,000 square miles, with a population of approximately 3.7 million, including 1.5 million in the City of Philadelphia. Natural gas service is supplied in an area of approximately 1,900 square miles in southeastern Pennsylvania adjacent to the City of Philadelphia, with a population of approximately 2.3 million. PECO delivers electricity to approximately 1.6 million customers and natural gas to approximately 480,000 customers.

PECO has the necessary authorizations to furnish regulated electric and natural gas service in the various municipalities or territories in which it now supplies such services. PECO’s authorizations consist of charter rights and certificates of public convenience issued by the PAPUC and/or “grandfathered rights,” which are rights generally unlimited as to time and generally exclusive from competition from other electric and natural gas utilities. In a few defined municipalities, PECO’s natural gas service territory authorizations overlap with that of another natural gas utility but PECO does not consider those situations as posing a material competitive or financial threat.

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

Retail Electric Services

Electric utility restructuring legislation was adopted in Pennsylvania in December 1996. Pennsylvania permits competition by competitive electric generation suppliers for the supply of retail electricity while transmission and distribution service remains regulated. The legislation and related regulatory orders allowed customers to choose a competitive electric generation supplier; required rate reductions and imposed freezes or caps on rates during a transition period following the adoption of the legislation; and allowed the collection of CTCs from customers to recover a portion of the costs that might not otherwise be recovered in a competitive market (stranded costs) during the transition period. The PECO transition period ends on December 31, 2010.

Under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), all of PECO’s retail electric customers have the right to choose their generation suppliers. At December 31, 2007, less than 1% of each of PECO’s residential and large commercial and industrial loads and 8% of its small commercial and industrial load were purchasing generation service from competitive electric generation suppliers. Customers who purchase electricity from a competitive electric generation supplier continue to pay a delivery charge and CTC to PECO. In addition to retail competition for generation services, PECO’s 1998 settlement of its restructuring case (1998 restructuring settlement) mandated by the Competition Act established caps on generation, transmission and distribution rates. The 1998 restructuring settlement also authorized PECO to recover $5.3 billion of stranded costs and to securitize up to $4.0 billion of its stranded cost recovery, which was subsequently increased to $5.0 billion.

Under the 1998 restructuring settlement, PECO’s electric distribution and transmission rates were capped through June 30, 2005 at the level in effect on December 31, 1996. Generation rates, consisting of the charge for stranded cost recovery and a shopping credit or capacity and energy charge, are capped through December 31, 2010. In 2007, the generation rate cap increased to $0.0801 per kWh, where it will remain through 2010. The rate caps are subject to limited exceptions, including significant increases in Federal or state taxes or other significant changes in law or regulations that would not allow PECO to earn a fair rate of return. Under the settlement agreement entered into by PECO in 2000 relating to the PAPUC’s approval of the merger between PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO/Unicom Merger), PECO agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through December 31, 2005 and extended the rate cap on distribution and transmission rates through December 31, 2006. PECO’s transmission and distribution rates continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so.

As a mechanism for utilities to recover allowed stranded costs, the Competition Act provides for the imposition and collection of non-bypassable CTCs on customers’ bills. CTCs are assessed to and collected from all retail customers who have been assigned stranded cost responsibility and access the utility’s transmission and distribution systems. As the transition charges are based on access to the utility’s transmission and distribution system, they are assessed regardless of whether the customer purchases electricity from the utility or a competitive electric generation supplier. The Competition Act provides, however, that the utility’s right to collect CTCs is contingent on the continued operation, at reasonable availability levels, of the assets for which the stranded costs were awarded, except where continued operation is no longer cost efficient because of the transition to a competitive market.

As mentioned above, PECO has been authorized by the PAPUC to recover stranded costs of $5.3 billion over a twelve-year period ending December 31, 2010, with a return on the unamortized balance of 10.75%. At December 31, 2007, the unamortized balance of PECO’s stranded costs, or CTC regulatory asset, was approximately $2.4 billion. The following table shows PECO’s allowed recovery of stranded costs, and amortization of the associated regulatory asset, for the years 2008 through 2010 as authorized by the PAPUC based on the level of transition charges established in the settlement of PECO’s restructuring case and the projected annual retail sales in PECO’s service territory. Recovery of CTCs for stranded costs and PECO’s allowed return on its recovery of stranded costs are included in revenues. To the extent the actual recoveries of CTCs in any one year differ from the authorized amount set forth below, an annual reconciliation adjustment to the CTC rates is made to increase or decrease the subsequent year’s collections accordingly, except during 2010, in which the reconciling adjustments are made quarterly or monthly as needed.

Year (in millions)	Estimated CTC Revenue	Estimated Stranded Cost Amortization
2008	$917	$697
2009	924	783
2010	932	883

PECO has a PPA with Generation under which PECO obtains substantially all of its electric supply from Generation through 2010. The price for this electricity is essentially equal to the energy revenues earned from customers as specified by PECO’s 1998 restructuring settlement mandated by the Competition Act. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

Default Service Regulations. Under Pennsylvania law, PECO is required to provide generation services to customers who do not or cannot choose a competitive electric generation supplier or who choose to return to the utility after taking service from a competitive electric generation supplier. These requirements are referred to as default service regulations. In May 2007, the PAPUC adopted final default service regulations, an accompanying policy statement, and a price mitigation policy statement. The final default service regulations became effective on September 15, 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Pennsylvania Regulatory Matters. In 2007, the Pennsylvania Governor announced an Energy Independence Strategy that addresses the impact of electricity price increases in Pennsylvania and other initiatives on the Pennsylvania Governor’s environmental agenda. The Energy Independence Strategy includes measures that would, among other things, phase-in increased electricity rates following the expiration of rate caps, require the installation and use of advanced metering technology and establish an Energy Independence Fund to spur the development of a biofuels industry in

Pennsylvania and promote the advancement of energy efficiency and renewable energy initiatives. As of February 7, 2008, no portion of the Governor’s environmental agenda has been enacted into law. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Alternative Energy Portfolio Standards Act. In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act). The AEPS Act mandates that beginning in 2007, or at the end of an electric distribution company’s transition period during which CTCs are being recovered, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from certain alternative energy resources. On December 20, 2007, the PAPUC approved PECO’s plan to acquire up to 240 MWs of alternative energy credits per year for a five-year term. See “Environmental Regulation—Renewable and Alternative Energy Portfolio Standards” for additional information.

Natural Gas

PECO’s natural gas sales and transportation revenues are derived pursuant to rates regulated by the PAPUC. PECO’s purchased natural gas cost rates, which represent a portion of total rates, are subject to quarterly adjustments designed to recover or refund the difference between the actual cost of purchased natural gas and the amount included in rates. PECO’s natural gas distribution base rates for recovery of costs other than purchased natural gas costs will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates.

PECO’s natural gas customers have the right to choose their natural gas suppliers or to purchase their gas supply from PECO at cost. Approximately 30% of PECO’s current total yearly throughput is provided by gas suppliers other than PECO and is related primarily to the supply of PECO’s large commercial and industrial customers. Natural gas transportation service provided to customers by PECO remains subject to rate regulation. PECO also provides billing, metering, installation, maintenance and emergency response services.

PECO’s natural gas supply is provided by purchases from a number of suppliers for terms of up to two years. These purchases are delivered under long-term firm transportation contracts. PECO’s aggregate annual firm supply under these firm transportation contracts is 43 million dekatherms. Peak natural gas is provided by PECO’s liquefied natural gas (LNG) facility and propane-air plant. PECO also has under contract 23 million dekatherms of underground storage through service agreements. Natural gas from underground storage represents approximately 34% of PECO’s 2007-2008 heating season planned supplies.

Construction Budget

PECO’s business is capital intensive and requires significant investments primarily in energy transmission and distribution facilities. PECO’s most recent estimate of capital expenditures for plant additions and improvements for 2008 is $394 million.

ComEd and PECO

Transmission Services

ComEd and PECO provide unbundled retail transmission service under rates established by FERC. FERC has used its regulation of transmission to encourage competition for wholesale generation services and the development of regional structures to facilitate regional wholesale markets. Under FERC’s open access transmission policy promulgated in Order No. 888, ComEd and PECO, as owners of transmission facilities, are required to provide open access to their transmission facilities under filed tariffs at cost-based rates. Under FERC’s Order Nos. 889 and 2004, ComEd and PECO are required to comply with FERC’s Standards of Conduct regulation, as amended, governing the communication of non-public information between the transmission owner’s employees and wholesale merchant employees or the employees of any energy affiliate of the transmission owner.

PJM is the independent system operator and the FERC-approved RTO for the Mid-Atlantic and Midwest regions. PJM is the transmission provider under, and the administrator of, the PJM Open Access Transmission Tariff (PJM Tariff), operates the PJM energy, capacity and other markets, and, through central dispatch, controls the day-to-day operations of the bulk power system for the PJM region. ComEd and PECO are members of PJM and provide regional transmission service pursuant to the PJM Tariff. ComEd, PECO and the other transmission owners in PJM have turned over control of their transmission facilities to PJM, and their transmission systems are currently under the dispatch control of PJM. Under the PJM Tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of transmission service.

In March 2007, ComEd filed a request with FERC seeking approval to update its transmission rates and change the manner in which ComEd’s transmission rates are determined from fixed rates to a formula rate. Those matters were resolved in a settlement agreement that was certified by a Settlement Judge in October 2007 and approved by FERC on January 18, 2008. See Note 4 of the Combined Notes to Consolidated Financial Statements for further detail.

In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of or across their respective transmission systems and ending within pre-expansion territories of PJM or MISO. The new rates, known as Seams Elimination Charge/Cost Adjustment/Assignment (SECA), were collected from load-serving entities and paid to transmission owners within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. A hearing was held in May 2006 and the ALJ issued an initial decision in August 2006 finding that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJ recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO filed exceptions to the initial decision and FERC, on review, will determine whether or not to accept the ALJ’s recommendation. There is no scheduled date for FERC to act on this matter. Separately, settlements have been reached by ComEd and PECO with various parties and by other transmission owners. FERC has approved several of these settlements while others are still awaiting FERC approval. Management of both ComEd and PECO believes that appropriate reserves have been established for the estimated portion of SECA collections that may be required to be refunded. See Note 4 of the Combined Notes to Consolidated Financial Statements for further detail.

On May 31, 2005, FERC issued an order creating an evidentiary hearing process to examine the existing PJM transmission rate design. A number of parties proposed the replacement of that rate design, in which customers in a zone pay a transmission rate based on the cost of transmission facilities in that zone, with several variations including a postage stamp rate design across PJM in which a single, uniform charge would be applied based on the costs of all transmission facilities within PJM wherever located. On July 13, 2006, the ALJ in the case issued an Initial Decision that recommended that FERC implement the postage stamp rate, effective as of April 1, 2006, but also allowed for the potential to phase in rate changes. On April 19, 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. FERC also held that the costs of new facilities should be allocated under a different rate design. FERC held that the costs of new 500 kilovolts (kV) and above facilities should be socialized across the entire PJM footprint and that the costs of new less than 500 kV facilities should be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating the costs of new transmission facilities lower than 500 kV. FERC’s decision on existing facilities does not change existing costs, which is substantially more favorable to Exelon than the ALJ’s decision on existing facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that allocating the costs of new 500 kV facilities across PJM will increase costs to ComEd and reduce costs to PECO, as compared to the allocation methodology in effect before the FERC order. ComEd and PECO cannot estimate the longer-term impact on either company’s results of operations and cash flows, because of the uncertainties relating to what new facilities will be built and how the costs of new facilities less than 500 kV will be allocated. On May 21, 2007, Exelon and other parties filed requests for rehearing of FERC’s April 19, 2007 order. Exelon, on behalf of ComEd, PECO, and Generation, filed for rehearing solely on the issue of socialization of the costs of new facilities 500kV and above. On January 31, 2008, FERC denied rehearing on all issues. FERC’s decision may be subject to review in the United States Court of Appeals.

On August 1, 2007, ComEd, PECO and several other transmission owners in PJM and the MISO, as directed by a FERC order issued November 18, 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. On August 22, 2007, additional transmission owners and certain other entities filed protests urging FERC to reject the filing. On January 31, 2008, FERC accepted the filing. FERC’s decision may be subject to requests for rehearing and to review in the United States Court of Appeals. On September 17, 2007, a complaint was filed at FERC asking FERC to find that the PJM-MISO rate design was unjust and unreasonable and to substitute a rate design that socializes the costs of all existing and new transmission facilities across PJM and MISO. ComEd and PECO filed a response in October 2007 stating that FERC should dismiss the complaint without a hearing. On January 31, 2008, FERC denied the complaint. FERC’s decision may be subject to requests for rehearing and to review in the United States Court of Appeals. This matter remains pending.

Employees

As of December 31, 2007, Exelon and its subsidiaries had approximately 17,800 employees in the following companies:

Generation	8,000
ComEd	5,900
PECO	2,300
Other (a)	1,600

Total	17,800

(a)	Other includes shared services employees at Exelon Business Services Company, LLC (BSC).

Approximately 5,500 employees, including 3,800 employees of ComEd, 1,600 employees of Generation and 100 employees of BSC, are covered by collective bargaining agreements (CBAs) with Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15). AmerGen has separate CBAs for each of its nuclear facilities, which cover an aggregate of approximately 750 employees. The Generation CBA with IBEW Local 15 has been extended to September 30, 2010. The CBA for ComEd and BSC expires on September 30, 2008. In addition, a separate CBA between ComEd and IBEW Local 15, which was ratified on November 7, 2006, covers approximately 160 employees in ComEd’s System Services Group and expires on October 1, 2009. The Clinton, Oyster Creek and TMI CBAs expire on December 15, 2010, January 31, 2010 and February 28, 2009,

respectively. Approximately 1,270 PECO craft and call center employees in the Philadelphia service territory are covered by CBAs with IBEW Local 614. The CBAs cover work hours, wages, benefits and working conditions for the represented employees. The CBAs will expire on March 31, 2010. In addition, Exelon Power, an operating unit of Generation, has an agreement with Utility Workers of America Local 369, covering approximately 15 employees, which was ratified effective January 31, 2007 and expires January 31, 2011. Exelon Power has an agreement with IBEW Local 614, which expires on February 1, 2011 and covers approximately 250 employees.

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

Environmental Regulation

General

Exelon, Generation, ComEd and PECO are subject to regulation regarding environmental matters by the United States and by various states and local jurisdictions where the Registrants operate their facilities. The United States Environmental Protection Agency (EPA) administers certain Federal statutes relating to such matters, as do various interstate and local agencies. Various state environmental protection agencies or boards have jurisdiction over certain activities in states in which Exelon and its subsidiaries do business. State regulation includes the authority to regulate air, water and noise emissions and solid waste disposals.

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

In July 2004, the EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. The Clean Water Act requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule established national performance standards for reducing entrainment and impingement of aquatic organisms at existing power plants. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule brought by environmental groups and several states. The court found that with respect to a number of significant provisions of the Phase II rule, the EPA either exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the matter back to the EPA for revisions of the Phase II rule consistent with the court’s opinion. The court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. On November 2, 2007, the industry parties filed petitions seeking review by the U.S. Supreme Court. The respondent environmental and state parties have until February 29, 2008 to respond to the petitions. On July 9, 2007, the EPA formally suspended the Phase II rule due to this uncertainty. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies have been instructed by the EPA to continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. See Note 19 of the Combined Notes to Consolidated Financial Statements for detail on the impact of this rule to Generation.

On December 16, 2005 and February 27, 2006, the Illinois EPA issued notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station. On March 16, 2006, the Attorney General of the State of Illinois, and the State’s Attorney for Will County, Illinois filed a civil enforcement action, seeking, among other things, injunctive relief to require certain remedial actions for past tritium releases, and to prevent future releases. In addition, there is one remaining lawsuit alleging property contamination and seeking damages for diminished property value that was filed by a resident owning property near the plant. The allegations in the complaint are substantially similar to prior lawsuits filed by area residents that were voluntarily dismissed by the plaintiffs without prejudice. On December 27, 2007, the judge dismissed Exelon from this litigation, and on January 28, 2008, the judge granted Generation’s motion for summary judgment against the plaintiffs. The plaintiffs have 30 days from the order of summary judgment to appeal to the U.S. Circuit Court for the Seventh Circuit. Generation believes that appropriate reserves have been recorded for State of Illinois fines and remediation costs in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5) as of December 31, 2007 and 2006.

Generation launched an initiative across its nuclear fleet to systematically assess systems that handle tritium and take the necessary actions to minimize the risk of inadvertent discharge of tritium to the environment. On September 28, 2006, Generation announced the final results of the assessment, concluding that no active leaks had been identified at any of Generation’s 11 nuclear plants and no detectable tritium had been identified beyond any of the plants’ boundaries other than from permitted discharges, with the exception of Braidwood, as discussed above. The assessment further concluded that none of the tritium concentrations identified in the assessment pose a health or safety threat to the public or to Generation’s employees or contractors. See Note 19 of the Combined Notes to Consolidated Financial Statements for further detail.

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

MGP Sites

MGPs manufactured gas in Illinois and Pennsylvania from approximately 1850 to the 1950s. ComEd and PECO generally did not operate MGPs as corporate entities but did acquire MGP sites as part of the absorption of smaller utilities. ComEd and PECO have identified former MGP sites for which they may be liable for remediation. ComEd and PECO perform a detailed study of the MGP reserve on a periodic basis. ComEd and PECO believe that appropriate reserves have been recorded. See Note 19 of the Combined Notes to Consolidated Financial Statements for further detail.

Cotter Corporation

The EPA has advised Cotter Corporation, a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Generation has accrued what it believes to be an adequate amount within the estimated cost range to cover its anticipated share of the liability. See Note 19 of the Combined Notes to Consolidated Financial Statements for further detail.

Air

Air quality regulations promulgated by the EPA and the various state environmental agencies in Illinois, Massachusetts, Pennsylvania and Texas in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 (Amendments) impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), mercury and other pollutants and require permits for operation of emission sources. Such permits have been obtained by Exelon’s subsidiaries and must be renewed periodically.

The Amendments establish a comprehensive and complex national program to substantially reduce air pollution. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and NOx from power plants. Flue-gas desulphurization systems (SO2 scrubbers) have been installed at all of Generation’s coal-fired units other than the Keystone Station. Keystone is subject to, and in compliance with, the Acid Rain Program Phase II SO2 and NOx limits of the Amendments, which became effective January 1, 2000. Generation and the other Keystone co-owners formally approved on June 30, 2006 a capital plan to install SO2 scrubbers at the station for which Exelon’s share, based on its 20.99% ownership interest, would be approximately $150 million. As of December 31, 2007 and December 31, 2006, total costs incurred, including capitalized interest, were $27 million and $4 million, respectively. Exelon anticipates spending approximately $93 million and $26 million in 2008 and 2009, respectively, related to this project. The Keystone SO2 scrubbers are expected to be operational by 2009. In addition, Generation and the other Keystone co-owners purchase SO2 emission allowances as part of their compliance strategy to meet Phase II limits.

During March 2005, the EPA finalized several new rulemakings designed to reduce power plant emissions of SO2, NOx and mercury. In its Clean Air Interstate Rule (CAIR), the EPA established new annual (applicable in 23 eastern states) and ozone season (applicable in 25 eastern states) NOx emission caps that are scheduled to take effect in 2009. Further, CAIR requires an additional reduction of SO2 emissions in 23 eastern states starting in 2010. CAIR also requires an additional reduction of NOx and SO2 emissions in 2015. The new SO2 and NOx emission caps finalized by the EPA are substantially below current industry emission levels. Starting in 2009, the CAIR regulations will replace the current EPA “NOx State Implementation Plan (SIP) Call” regulation that currently regulates summertime NOx emissions, under a cap and trade program, from most of Exelon’s fossil generation in the affected eastern United States (except Texas). Exelon is currently operating in compliance with the NOx SIP Call and has installed various NOx pollution control devices at a number of its fossil units to reduce NOx emissions. Exelon’s fossil units in the Dallas/Fort Worth area currently operate under tight state and local NOx regulations and will be further regulated by the annual NOx requirements of CAIR starting in 2009. In addition, Exelon’s fossil units in the Dallas/Fort Worth area will be subject to more stringent state NOx regulations starting in 2009.

In a separate rulemaking, also issued in March 2005, the Clean Air Mercury Rule (CAMR), the EPA finalized a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. In its final CAMR, the EPA determined that it would not regulate nickel emissions from oil-fired power plants, as it had considered in its proposed rulemaking. Generation is currently evaluating its compliance options with regard to the final CAIR and CAMR regulations. Final compliance decisions will be affected by a number of factors, including, but not limited to, the final form of state implementing regulations, some of which are still under development, as well as the resolution of legal challenges to the Federal rules initiated by certain parties (not including Exelon) in the Federal courts.

During 2006, Pennsylvania enacted a state-level mercury regulation that is more stringent than the Federal CAMR. Under the first phase of the regulation, starting in 2010, pulverized coal units will be required to meet either an emission rate of 0.024 lb mercury/GWh or an 80% mercury capture efficiency and comply with a unit-level annual mercury emissions limit that must be met by surrendering non-tradable mercury allowances. Under the second phase of the final regulation, starting in 2015, units will be required to meet either a 0.012 lb/GWh emission rate or 90% capture efficiency and a reduced annual emissions limit. While the PDEP rulemaking does not allow for mercury emission allowance trading for compliance, it does allow for emission limit compliance on a facility or system-wide (under common ownership) basis. Exelon is currently developing its compliance plans for Pennsylvania and expects a significant portion of its compliance will be achieved via co-benefit mercury reductions resulting from existing SO2 scrubber operations at Eddystone and Cromby coal units, as well as the planned SO2 scrubbers at the Keystone units.

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

On August 6, 2007, ComEd received a Notice and Finding of Violation (NOV), addressed to it and Midwest Generation, LLC (Midwest Generation) from the EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since the time of such request. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

The generating stations that are the subject of the NOV are currently owned and operated by Midwest Generation, which purchased the stations in December 1999 from ComEd. Under the terms of the agreement governing that sale, Midwest Generation and its affiliate, Edison Mission Energy (EME), assumed responsibility for environmental liabilities associated with the ownership, occupancy, use and operation of the stations, including responsibility for compliance of the stations with environmental laws before the purchase of the stations by Midwest Generation. Midwest Generation and EME further agreed to indemnify and hold ComEd and its affiliates harmless from claims, fines, penalties, liabilities and expenses arising from third party claims against ComEd resulting from or arising out of the environmental liabilities assumed by Midwest Generation and EME under the terms of the agreement governing the sale.

In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations related to its former generation business. At this time, Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the NOV, the costs that might be incurred by Generation or the amount of indemnity that may be available from Midwest Generation and EME; however Exelon, Generation and ComEd concluded that a loss is not probable and, accordingly, they have not recorded a reserve for the NOV.

Global Climate Change

Exelon believes the evidence of global climate change is compelling and that the energy industry, though not alone, is a significant contributor to the human-caused emissions of greenhouse gases (GHGs) that many in the scientific community believe contribute to global climate change. Exelon, as a producer of electricity from predominantly low-carbon generating facilities (such as nuclear, hydroelectric and landfill gas), has a relatively small GHG emission profile or carbon footprint compared to other generators of electricity. By virtue of its significant investment in low-carbon intensity assets, Generation’s emission intensity, or rate of carbon dioxide (CO2) emitted per kWh of electricity generated, is among the lowest in the industry. Exelon does produce GHG emissions from the direct combustion of fossil fuels at its generating plants; CO2, methane and nitrous oxide are all emitted in this process, with CO2 representing the largest portion of these GHG emissions. GHG emissions from combustion of fossil fuels represent approximately 90% of Exelon’s total GHG emissions; this is also the most variable component of its emissions to forecast due to the intermediate and peaking profile of Exelon’s fossil generating fleet. However, only approximately 7% of Exelon’s total electric supply is provided by the fossil fuel generating plants owned by Exelon. Other GHG emission sources at Exelon include natural gas (methane) leakage on its gas pipeline system, sulfur hexafluoride (SF6) leakage in its electric operations and refrigerant leakage from its chilling and cooling equipment as well as fossil combustion in its motor vehicles. Despite this small carbon footprint, Exelon believes its operations could be significantly affected by the possible physical risks of climate change and through mandatory programs to reduce GHG emissions.

Physical Risks. Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, sea level rise and other related phenomena, could affect some, or all, of Exelon’s operations. Exelon is currently evaluating potential physical risk issues to its operations resulting from climate change, as well as potential options to manage those risks.

In general, weather patterns and the related impact on electricity and gas usage affect Exelon’s results of operations. Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues. As a corollary, moderate temperatures in the winter adversely affect the usage of energy and resulting revenues. Extreme weather conditions may stress ComEd’s and PECO’s transmission and distribution systems, resulting in increased maintenance and capital expenditures and challenging their ability to meet peak customer demand, thereby causing detrimental effects on ComEd’s and PECO’s operations.

Generation’s operations are also affected by weather, both in terms of demand for electricity and in operating conditions. The effects of unusually warm or cold weather on Generation’s results of operations depend on the nature of its market position at the time of the unusual weather. Generation plans its business based upon normal weather assumptions while performing analysis and necessary planning for severe weather driven scenarios. To the extent that weather is warmer in the summer or colder in the winter than assumed, Generation may require greater resources to meet its contractual requirements. Extreme weather conditions or storms may affect the availability of generation and transmission capacity, limiting Generation’s ability to source or send power to where it is needed. These conditions, which cannot be reliably predicted, may have an adverse effect by requiring Generation to seek additional capacity at a time when wholesale markets are tight or to seek to sell excess capacity at a time when those markets are weak.

Additionally, Exelon is affected by the occurrence of extreme weather events such as hurricanes and storms in its service territories and throughout the United States. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within Exelon’s service areas can also directly affect Exelon’s capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment. Finally, climate change could affect the availability of a secure and economical supply of water in some locations, which is essential for Exelon’s continued operation, particularly the cooling of Exelon’s generating units.

Climate Change Legislation. Various stakeholders, including Exelon, legislators and regulators, shareholders and non-governmental organizations, as well as other companies in many business sectors are considering ways to address the climate change issue. Mandatory programs to reduce GHG emissions are likely to evolve in the future. If these plans become effective, Exelon may incur costs to either further limit the GHG emissions from its operations or in procuring emission allowance credits.

Numerous bills have been introduced in Congress that address climate change from different perspectives, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap and trade), a tax on carbon emissions and incentives to develop low-carbon technology. Exelon supports the enactment, through Federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of U.S business. Exelon’s fossil generation already operates under cap and trade programs for NOx and SO2. Exelon believes that any mechanism for allocation of emission credits should include allowances for distribution companies to help offset the cost of GHG emission credits for the end-user. In addition, Exelon supports a pre-determined cap on the price of emission allowances (cost containment mechanisms) that escalates over time, to limit economic effects of the cost of GHG regulation.

Two major bills have been introduced in the United States Senate, the Bingaman-Specter Low Carbon Economy Act and the Lieberman-Warner America’s Climate Security Act. Both bills create an economy-wide, cap-and-trade program. The Low Carbon Economy Act would reduce emissions by 15% below 2005 levels by 2030, set a safety-valve price for CO2 emissions at $12 per metric ton of CO2 emissions rising 5% above inflation per year, and initially auction 24% of allowances rising to 53% in 2030. Under the Low Carbon Economy Act, 29% of total allowances are given, at no charge, to generators in the electric sector based on heat input. The America’s Climate Security Act would reduce emissions by 70% from 2005 levels from covered sources by 2050, create a Carbon Market Efficiency Board to control costs of the program and initially auction 26.5% of the allowances rising to 69.5% in 2031. The bill gives 19% of the allowances to electric generators based on their heat input and 9% of allowances to electric local distribution companies for the benefit of their customers. The allowances to generators phase out to zero by 2031. On December 5, 2007, the Senate Environment and Public

Works Committee approved America’s Climate Security Act by a vote of 10 to 8. The full Senate is expected to debate the legislation in 2008. The House of Representatives Energy and Commerce Committee has not introduced a vehicle for debate to address climate change.

Legislative efforts in Illinois and Pennsylvania related to climate change have focused primarily on energy efficiency, demand response and renewable energy initiatives. The Settlement Legislation enacted in Illinois in 2007 requires electric utilities to use cost-effective energy efficiency resources to meet specific incremental annual energy savings goals. The Settlement Legislation also requires procurement plans of electric utilities in Illinois to include cost-effective renewable energy resources that meet a defined portion of total electricity supplied to retail customers. In Pennsylvania, the Alternative Energy Portfolio Standards Act of 2004 mandated that, beginning in 2007 or at the end of an electric distribution company’s restructuring period, specified percentages of electric energy sold by the electric distribution company or the electric generation supplier to Pennsylvania retail electric customers must come from alternative energy resources.

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions not only from motor vehicles but also from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation.

At a regional level, on August 24, 2005, the Regional Greenhouse Gas Initiative (RGGI), a cooperative effort by Northeastern and Mid-Atlantic states to reduce CO2 emissions, released a program proposal. The RGGI Memorandum of Understanding (MOU) is an agreement to stabilize aggregate CO2 emissions from power plants in participating states at current levels from 2009 to 2015. Further, reductions from current levels would be required to be phased in starting in 2016 such that by 2019 there would be a 10% reduction in participating state power plant CO2 emissions. As of December 31, 2007, states participating in the RGGI MOU include Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York and Vermont. On August 15, 2006, the RGGI model rule was finalized, and RGGI member states are currently in the process of adopting state-level rules to implement the program starting in 2009. Generation owns a small amount of affected peaking and intermediate generating capacity in the RGGI region, including Maine, Massachusetts and New Jersey. On November 15, 2007, six midwest state Governors (Illinois, Iowa, Kansas, Michigan, Minnesota, Wisconsin) signed the Midwestern Greenhouse Gas Accord (the Accord). Under the Accord, an inter-state work group is to be formed to establish a Midwestern GHG Reduction Program that will: (1) establish GHG reduction targets and timeframes consistent with member state targets; (2) develop a market-based and multi-sector cap and trade program to help achieve GHG reductions; and (3) develop other mechanisms and policies to assist in meeting GHG reduction targets (e.g. a low carbon fuel standard). All undertakings of the Accord are to be completed within 30 months after the effective date of the Accord, including the development of a proposed cap and trade agreement and model rule within 12 months.

The United States is currently not a party to the Kyoto Protocol, which is a protocol to the United Nations Framework Convention on Climate Change and became effective for signatories on February 16, 2005. The United Nations’ Kyoto Protocol process generally requires developed countries to cap GHG emissions at certain levels during the 2008-2012 time period. At the conclusion of the December 2007 United Nations Climate Change Conference in Bali, Indonesia, the Bali Action Plan was adopted, which identifies a work group, process and timeline for the consideration of possible post-2012 international actions to further address climate change. The United States is expected to participate in this process. Recommendations will be reviewed at the United Nations Framework Convention on Climate Change meeting in 2009.

At this time, Exelon is unable to predict the potential impacts of any future mandatory governmental GHG legislative or regulatory requirements on its businesses.

Exelon’s Voluntary Climate Change Efforts. In a world increasingly concerned about global climate change, nuclear power as well as other virtually non-GHG emitting power will play a pivotal role. As a result, Exelon’s low-carbon generating fleet is seen as an asset. Exelon believes that the significance of its low-GHG emission profile can only grow as policymakers take action to address global climate issues.

Despite Exelon’s low GHG emission intensity and the absence of a mandatory national program in the United States, Exelon is actively engaged in voluntary reduction efforts. Exelon announced on May 6, 2005 that it has established a voluntary goal to reduce its GHG emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon will incorporate recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in activities that produce fewer GHG emissions. Exelon made this pledge under the U.S. Environmental Protection Agency’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of December 31, 2007, Exelon expects to achieve its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of SF6, increased use of renewable energy and its current energy efficiency initiatives. The anticipated cost of achieving the voluntary GHG emissions reduction goal is not expected to have a material effect on Exelon’s future competitive position, results of operations, earnings, financial position or cash flows.

Renewable and Alternative Energy Portfolio Standards

Approximately 29 states have adopted some form of renewable portfolio standard (RPS) legislation. As previously described, Illinois and Pennsylvania have laws specifically addressing energy efficiency and renewable energy initiatives. In addition to state level activity, RPS legislation has been considered and may be considered again in the future by the United States Congress. Also, states that currently do not have RPS requirements may determine to adopt such legislation in the future.

Upon enactment of the Settlement Legislation in August 2007, Illinois electric utilities became subject to newly mandated increases in energy efficiency and renewable energy standards and are now required to use cost-effective energy efficiency and demand response resources to meet defined incremental annual program energy and demand savings goals. These goals generally call for reductions in delivered energy from the prior year for energy efficiency programs and for reductions in peak demand from the prior year for eligible customers. The goals are subject to rate impact caps each year. Utilities will be allowed current recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. Failure to comply with the energy efficiency and demand response requirements in the Settlement Legislation would result in ComEd being subject to penalties and other charges. In November 2007, pursuant to these requirements, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC. This plan begins June 1, 2008, and is designed to meet the first three years of the Settlement Legislation’s energy efficiency and demand response goals, including reductions in delivered energy and in ComEd’s supply customers’ peak demand.

The Settlement Legislation also requires that procurement plans implemented by electric utilities include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers by June 1, 2008, increasing to

10% by June 1, 2015, with a goal of 25% by June 1, 2025. Utilities are allowed to pass-through any costs from the procurement of these renewable resources subject to legislated rate impact criteria. See Note 4 of the Combined Notes to Consolidated Financial Statements for further detail.

In November 2004, Pennsylvania adopted the AEPS Act. The AEPS Act mandates that two years after its effective date (February 28, 2005) at least 1.5% of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from Tier I alternative energy resources. The Tier I requirement escalates to 8.0% by the 15th year after the effective date of the AEPS Act. The AEPS Act also establishes a Tier II requirement of 4.2% for years one through four. This requirement grows to 10.0% by the 15th year. In March 2005, the PAPUC issued its first implementation order related to the AEPS. In this order, the PAPUC established a schedule for Tier I and Tier II resources with year one covering the period June 1, 2006 through May 31, 2007. During year one, compliance with the Tier I and Tier II requirements began on February 28, 2007.

Tier I resources include: solar photovoltaic energy, wind power, low-impact hydro, geothermal energy, biologically derived methane gas, fuel cells, biomass energy and coal mine methane. A small percentage of the Tier I requirements must be met specifically by solar photovoltaic technologies. Tier II resources include: waste coal, distributed generation systems, demand side management, large-scale hydropower, municipal solid waste and several other technologies.

The AEPS Act provides an exemption for electric distribution companies that have not reached the end of their transition period during which CTCs or intangible transition charges are being recovered. At the conclusion of the electric distribution company’s transition period, this exemption no longer applies and compliance by the electric distribution company is required. PECO’s transition period expires December 31, 2010. PECO’s mandatory obligation to comply with the requirements of the AEPS Act begins upon the expiration of its generation rate cap on December 31, 2010. At this point in time, it is not certain that sufficient Tier I and solar renewable resources will be available in the market. If sufficient resources are not available in the market for electric distribution companies to meet their requirements, the PAPUC has the ability to make a force majeure determination to either reduce or remove the requirements under the AEPS Act.

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

In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its restructuring period. PECO proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, would be recovered through a reconcilable ratemaking mechanism as contemplated by the AEPS Act. Pursuant to the AEPS Act, all deferred costs will be recovered from customers in 2011. Additionally, all AEPS related costs incurred after 2010 are recoverable from customers on a full and current basis. On December 20, 2007, the PAPUC approved PECO’s proposal to begin the procurement of alternative energy credits in fulfillment of Pennsylvania’s AEPS Act.

While Generation is not directly affected by the AEPS Act from a compliance perspective, increased deployment of renewable and alternative energy resources within the regional power pool resulting from the AEPS Act will have some effect on regional energy markets and, at the same time, may present some opportunities for sales of Generation’s renewable power, including from Generation’s hydroelectric and landfill gas generating stations.

Costs of Environmental Remediation

At December 31, 2007, Exelon, Generation, ComEd and PECO had accrued $132 million, $14 million, $77 million and $41 million, respectively, for various environmental investigation and remediation alternatives. Exelon, ComEd and PECO have recorded regulatory assets of $96 million, $66 million and $30 million, respectively, related to the recovery of MGP remediation costs. See Notes 19 and 20 of the Combined Notes to Consolidated Financial Statements for further detail.

The amounts to be expended in 2008 at Exelon, Generation, ComEd and PECO for compliance with environmental requirements is expected to total approximately $19 million, $1 million, $10 million and $8 million, respectively. In addition, Generation, ComEd and PECO may be required to make significant additional expenditures not presently determinable.

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

Generation

Nuclear capacity factors and refueling outages. Capacity factors, which are significantly affected by the number and duration of refueling outages, can have a significant impact on Generation’s results of operations. As the largest generator of nuclear power in the United States, Generation can negotiate favorable terms for the materials and services that its business requires. Generation’s nuclear plants have historically benefited from minimal environmental impact from operations and a safe operating history.

Generation continues to aggressively manage its scheduled refueling outages to minimize their duration and to maintain high nuclear generating capacity factors, resulting in a stable generation base for Generation’s short and long-term supply commitments and Power Team trading activities. Also, during scheduled refueling outages, Generation performs maintenance and equipment upgrades in order to minimize the occurrence of unplanned outages and to maintain safe reliable operations.

Adequacy of funds to decommission nuclear power plants. Generation has an obligation to decommission its nuclear power plants following their retirement from service. The ICC permitted ComEd through 2006, and the PAPUC permits PECO to collect funds, from their customers, which are deposited in nuclear decommissioning trust funds maintained by Generation. Beginning in 2008, PECO will be recovering approximately $29 million annually for nuclear decommissioning. It is anticipated that these collections will continue through the operating license life of each of the former PECO units, with adjustments every five years, subject to certain limitations, to reflect changes in cost estimates and decommissioning trust fund performance. These trust funds, together with earnings thereon, will be used to decommission such nuclear facilities. Decommissioning expenditures are expected to occur primarily after the plants are retired. Certain decommissioning costs are currently being incurred; however these current amounts are not considered material. In order to ensure adequate funding, Generation develops its decommissioning trust fund investment strategy based on an estimate of the timing and costs associated with nuclear decommissioning. To the extent that actual decommissioning activities result in higher costs or are incurred in the nearer term, Generation may not have sufficient funds to pay for decommissioning. To fund future decommissioning costs, Generation held $6.8 billion of investments in trust funds at December 31, 2007.

On December 11, 2007, Generation entered into an Asset Sale Agreement with EnergySolutions, Inc. and its affiliates, including ZionSolutions, whereby, upon completion of the agreement following the satisfaction of a number of closing conditions, Generation will transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts (approximately $870 million). In consideration for Generation’s transfer of those assets, ZionSolutions will assume decommissioning and other liabilities associated with Zion Station.

See Note 13 of the Combined Notes to Consolidated Financial Statements for further details on nuclear decommissioning and trust funds.

Credit risk. In order to evaluate the viability of Generation’s counterparties, Generation has implemented credit risk management procedures designed to mitigate the risks associated with these transactions. These policies include counterparty credit limits and, in some cases, require deposits or letters of credit to be posted by certain counterparties. Generation’s counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduce Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross-product netting. To the extent that a counterparty’s credit limit and letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Extreme weather. Generation incorporates contingencies into its planning for extreme weather conditions, including potentially reserving capacity to meet summer loads at levels representative of warmer-than-normal weather conditions.

Wholesale energy market prices. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2008 and 2009 and, with the ComEd swap arrangement, also for 2010 into 2013. However, except for the ComEd swap arrangement, Generation is exposed to relatively greater commodity price risk beyond 2009 for which a larger portion of its electricity portfolio may be unhedged. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well. Generation has estimated a greater than 90% economic and cash flow hedge ratio for 2008 for its energy marketing portfolio.

Commodity prices. Generation’s Power Team manages the output of Generation’s assets and energy sales to optimize value and reduce the volatility of Generation’s earnings and cash flows.

Generation attempts to manage its exposure through enforcement of established risk limits and risk management procedures.

Further, the supply markets for coal, natural gas and the uranium and services needed for nuclear fuel assemblies, which are used to operate the generating facilities, are subject to price fluctuations and availability restrictions. While it is not possible to predict the ultimate cost or availability of the commodities, Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate some of the price risk associated with these commodities.

ComEd and PECO

Post-transition rates. ComEd engaged extensively in the regulatory and legislative process related to the end of its transition period to manage the risk that it would not be able to pass through its power purchase costs to customers. In an effort to mitigate this risk, ComEd and Generation entered into the Settlement in July 2007 that was subsequently reflected in Settlement Legislation that ComEd believes will promote competition in Illinois’ retail markets and allow utilities to recover their approved supply costs while relieving pressure for rate freeze, generation tax, or other similar legislation. The Settlement stipulates that if legislation is enacted by the Illinois General Assembly prior to August 1, 2011 that freezes rates or imposes a generation tax, ComEd, Generation and other contributors to rate relief fund for Illinois electric customers could terminate their funding commitments made as part of the Settlement. See Note 4 of the Combined Notes to Consolidated Financial Statements for further detail.

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

Power supply risks. To effectively manage its obligation to provide power to meet its customers’ demand, ComEd has supplier forward contracts, effective January 2007, with various energy providers. ComEd is allowed by the ICC to recover from customers the cost of purchased electricity. Therefore, should an approved supplier default and ComEd be required to purchase replacement electricity, ComEd would be entitled to recover any incremental costs from customers. To fulfill a requirement of the Settlement and to mitigate ComEd’s exposure to the volatility of market prices, ComEd and Generation entered into a five-year financial swap arrangement, the effect of which is to cause ComEd to pay fixed prices and cause Generation to pay a market price for a portion of ComEd’s load. The financial swap contract dovetails with ComEd’s remaining auction contracts for energy, increasing in volume as the contracts expire over the next few years. Pursuant to the Settlement Legislation and the ICC-approved procurement model, this arrangement will be deemed prudent and ComEd will receive full cost recovery in rates.

To effectively manage its obligation to provide power to meet its customers’ demand, PECO has a full-requirements PPA with Generation that reduces PECO’s exposure to the volatility of customer demand and market prices through 2010.

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

Executive Officers of the Registrants as of February 7, 2008

Exelon

Name	Age	Position
Rowe, John W.	62	Chairman, Chief Executive Officer, President and President, Exelon Generation
Clark, Frank M.	62	Chairman and Chief Executive Officer, ComEd
O’Brien, Denis P.	47	Executive Vice President and Chief Executive Officer and President, PECO
Crane, Christopher M.	49	Executive Vice President and Chief Operating Officer, Exelon Generation
McLean, Ian P.	58	Executive Vice President, Finance and Markets
Moler, Elizabeth A.	59	Executive Vice President, Governmental and Environmental Affairs and Public Policy
Von Hoene Jr., William A.	54	Executive Vice President and General Counsel
Zopp, Andrea L.	51	Executive Vice President and Chief Human Resources Officer
Hilzinger, Matthew F.	44	Senior Vice President and Chief Financial Officer

Generation

Name	Age	Position
Rowe, John W.	62	Chairman, Chief Executive Officer and President, Exelon and President
Crane, Christopher M.	49	Executive Vice President, Exelon, and Chief Operating Officer
Pardee, Charles G.	48	Senior Vice President and Chief Nuclear Officer, Exelon Nuclear
Schiavoni, Mark A.	52	Senior Vice President and President, Exelon Power
Cornew, Kenneth W.	42	Senior Vice President, Exelon and President, Power Team
Hilzinger, Matthew F.	44	Senior Vice President, Exelon and Chief Financial Officer
Veurink, Jon D.	43	Vice President and Controller

ComEd

Name	Age	Position
Clark, Frank M.	62	Chairman and Chief Executive Officer
Mitchell, J. Barry	60	President and Chief Operating Officer
Pramaggiore, Anne R.	49	Executive Vice President Customer Operations, Regulatory and External Affairs
McDonald, Robert K.	52	Senior Vice President, Chief Financial Officer, Treasurer and Chief Risk Officer
Hooker, John T.	59	Senior Vice President, State Legislative and Governmental Affairs
Galvanoni, Matthew R.	35	Vice President and Controller

PECO

Name	Age	Position
O’Brien, Denis P.	47	Executive Vice President, Exelon, Chief Executive Officer and President
Barnett, Phillip S.	44	Senior Vice President and Chief Financial Officer
Adams, Craig L.	55	Senior Vice President and Chief Operating Officer
Crutchfield, Lisa	44	Senior Vice President, Regulatory and External Affairs
Galvanoni, Matthew R.	35	Vice President and Controller

Each of the above executive officers holds such office at the discretion of the respective company’s board of directors until his or her replacement or earlier resignation, retirement or death.

Prior to his election to his listed positions, Mr. Rowe was Chairman, Chief Executive Officer and President of Exelon from 2004 to 2007 and has served as Chairman and Chief Executive Officer of Exelon since 2002.

Prior to his election to his listed positions, Mr. Clark was Executive Vice President and Chief of Staff of Exelon and President of ComEd from 2004 to 2005; Senior Vice President, Exelon, and Executive Vice President of Exelon Energy Delivery and President ComEd from 2003 to 2004; and Senior Vice President Exelon Energy Delivery and President ComEd from 2002 to 2003. Mr. Clark is listed as an executive officer of Exelon by reason of his position as the Chairman and Chief Executive Officer of ComEd.

Prior to his election to his listed position, Mr. O’Brien was President of PECO from 2003 to 2007; and Executive Vice President of PECO from 2002 to 2003.

Prior to his election to his listed position, Mr. Crane was Senior Vice President, Exelon, and President and Chief Nuclear Officer, Exelon Nuclear from 2004 to 2007; and Chief Operating Officer, Exelon Nuclear from 2003 to 2004; and Senior Vice President for Exelon Nuclear from 2000 to 2003.

Prior to his election to his listed position, Mr. McLean was Executive Vice President, Exelon and President, Power Team from 2002 to 2008.

Ms. Moler was elected to her listed position in 2002.

Prior to his election to his listed position, Mr. Von Hoene was Senior Vice President and General Counsel, Exelon from 2006 to 2008; Senior Vice President and acting General Counsel, Exelon from 2005 to 2006; Senior Vice President and Deputy General Counsel, Exelon from 2004 to 2005; and Vice President and Deputy General Counsel, Exelon from 2002 to 2004.

Prior to her election to her listed position, Ms. Zopp was Senior Vice President, Exelon and Chief Human Resources Officer from 2007 to 2008; Senior Vice President, Human Resources, Exelon from 2006 to 2007; Senior Vice President, General Counsel and Corporate Secretary, Sears Holding Corporation from 2003 to 2005; Vice President, Deputy General Counsel, Sara Lee Corporation from 2000 to 2003.

Prior to his election to his listed position, Mr. Hilzinger was Senior Vice President, Exelon and Corporate Controller from 2005 to 2008; Vice President, Exelon and Corporate Controller from 2002 to 2005. Mr. Hilzinger was Principal Accounting Officer for ComEd and PECO through December 31, 2006.

Prior to his election to his listed position, Mr. Pardee was Senior Vice President and Chief Operating Officer, Exelon Nuclear from 2005 to 2007; Senior Vice President Engineering and Technical Services from 2004 to 2005; Senior Vice President Nuclear Services from 2003 to 2004; and Senior Vice President of the Mid-Atlantic Regional Operating Group from 2002 to 2003.

Prior to his election to his listed position, Mr. Schiavoni was Vice President of Exelon Power from 2003 to 2004; and Vice President of Northeast Operations of Exelon Power from 2002 to 2003.

Prior to his election to his listed position, Mr. Cornew held the following positions in the Power Team division of Exelon Generation: Senior Vice President, Trading and Origination from 2007 to 2008; Senior Vice President, Power Transactions and Wholesale Marketing from 2004 to 2007; Vice President, Portfolio Management from 2003 to 2004; and Vice President, Long-Term Transactions from 2000 to 2003.

Prior to his election to his listed position, Mr. Veurink was a partner at Deloitte & Touche LLP from 2000 to 2003.

Prior to his election to his listed position, Mr. Mitchell was President of ComEd from 2005 to 2007; Senior Vice President and Chief Financial Officer of Exelon during 2005; and Senior Vice President and Treasurer of Exelon from 2002 to 2005.

Prior to her election to her listed position, Ms. Pramaggiore was Senior Vice President, Regulatory and External Affairs, ComEd from 2005 to 2007; and Vice President, Regulatory and Strategic Services from 2002 to 2005.

Prior to his election to his listed position, Mr. McDonald was Senior Vice President of Financial Planning and Chief Risk Officer of Exelon during 2005; and Vice President of Financial Planning and Risk Management of Exelon from 2002 to 2005.

Prior to his election to his listed position, Mr. Hooker served as Senior Vice President, ComEd, Legislative and External Affairs and Exelon Energy Delivery Real Estate and Property Management from 2003 to 2005. Mr. Hooker served as Vice President Exelon Energy Delivery Property Management and ComEd Legislative and External Affairs during 2003; and Vice President Distribution Services and Public Affairs from 1999 to 2003.

Prior to his election to his listed positions, Mr. Galvanoni was Director of Financial Reporting and Analysis, Exelon during 2006. Mr. Galvanoni has also served as Director of Accounting and Reporting, Generation from 2004 to 2005 and was Director of External Reporting, Exelon from 2002 to 2003.

Prior to his election to his listed position, Mr. Barnett was Senior Vice President, Corporate Financial Planning, Exelon, from 2005 to 2007; and Vice President Finance, Exelon Generation from 2003 to 2005; and Chief Financial Officer of GE Capital TIP Intermodal Services from 2001-2003.

Prior to his election to his listed position, Mr. Adams was Senior Vice President and Chief Supply Officer, Exelon Business Services Company, LLC from 2004 to 2007; and Senior Vice President, Exelon Energy Delivery Support Services from 2002 to 2004.

Prior to her election to her listed position, Ms. Crutchfield served as Vice President, Regulatory and External Affairs at PECO from 2003 to 2007; and Vice President and General Manager at TIAA-CREF Southern Service Center from 2000 to 2002.

ITEM 1A.	RISK FACTORS

The Registrants each operate in a market and regulatory environment that involves significant risks, many of which are beyond their control. The Registrants’ management regularly evaluates the most significant risks of the Registrants’ businesses and discusses those risks with the Risk Oversight Committee of the Exelon Board of Directors and the ComEd and PECO Boards of Directors. The risk factors below, as well as the risks discussed in ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Exelon—Liquidity and Capital Resources, may adversely affect the Registrants’ results of operations and cash flows and the market prices of their publicly traded securities. While each of the Registrants believes it has identified and discussed the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its performance or financial condition.

General Business

The following risk factors may adversely impact several or all of the Registrants’ results of operations and cash flows.

Exelon’s generation and energy delivery businesses are highly regulated. Fundamental changes in regulation could disrupt Exelon’s business plans and adversely affect its operations and financial results.

Substantially all aspects of the businesses of Exelon and its subsidiaries are subject to comprehensive Federal or state regulation. Further, Exelon’s operating results and cash flows are heavily dependent upon the ability of its generation business to sell power at market-based rates, as opposed to cost-based or other similarly regulated rates, and the ability of its energy delivery businesses to recover their costs for purchased power and their costs of distribution of power to their customers. In its business planning and in the management of its operations, Exelon must address the effects of regulation of its businesses and changes in the regulatory framework, including initiatives by Federal and state legislatures, RTOs, ratemaking jurisdictions and taxing authorities. In particular, state and Federal legislative and regulatory bodies are facing pressures to address consumer concerns that energy prices in wholesale markets exceed the marginal cost of operating nuclear plants, claims that this difference is evidence that the competitive model is not working, and resulting calls for some form of re-regulation, the elimination of marginal pricing, the imposition of a generation tax, or some other means of reducing the earnings of Generation and its competitors. Although Exelon does not agree with this position, the effectiveness of Exelon in meeting these challenges affects its operating results and cash flows and the value of its generation and energy delivery assets. Fundamental changes in the nature of the regulation of Exelon’s businesses would require changes in its business planning models and could adversely affect its operating results and the value of its assets.

The Settlement Legislation enacted in Illinois in 2007 providing rate relief to Illinois electric customers and requiring other changes in the electric industry in lieu of harmful alternatives such as rate freezes, caps, or a tax on generation, could be reversed or modified by new legislation that could be harmful to ComEd and Generation.

The Settlement Legislation enacted in Illinois in August 2007 contemplates approximately $1 billion of rate relief to Illinois electric customers. The Settlement Legislation will also require several other changes to the electric industry in Illinois, including the creation of a new state power agency, an alternative method of purchasing power for consumers and a mandated increase in energy efficiency and renewable energy standards. This Settlement Legislation was the result of the Settlement reached by ComEd, Generation, and other utilities and generators in Illinois with various representatives of the State of Illinois concluding months of extensive discussions and following various bills that had been proposed by the Illinois House of Representatives and Senate in an attempt to address higher electric bills experienced in Illinois since the end of the legislatively mandated transition and rate freeze at the end of 2006. The Settlement Legislation addressed those concerns without implementing a rate freeze, generation tax, or other alternative measures that Exelon believes would have been harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. For more information regarding potential risks associated with such legislation, see “Illinois Settlement Agreement” and “Retail Electric Services” in Item 1 of this Form 10-K. Although the Settlement Legislation allows the contributors to the rate relief to terminate their funding commitments and recover any undisbursed funds set aside for rate relief in the event that, prior to August 1, 2011, the Illinois General Assembly passes legislation that freezes or reduces electric rates of or imposes a generation tax on parties to the Settlement, there is no guarantee that such legislation will not be passed and enacted in Illinois. The experience in Illinois in 2007 suggests a risk that the Illinois General Assembly may threaten extreme measures again in the future in an attempt to force electric utilities and generators to make further concessions. Such legislation, if enacted, could have a material adverse effect on ComEd and Generation’s results of operations and cash flows.

Results of operations may be negatively affected by increasing costs.

Inflation affects the Registrants through increased operating costs and increased capital costs for plant and equipment. In addition, the Registrants face rising medical benefit costs, including the current costs for active and retired employees. These medical benefit costs are increasing at a rate that is significantly greater than the rate of general inflation. Additionally, it is possible that these costs may increase at a rate which is higher than anticipated by the Registrants. If the Registrants are unable to successfully manage their medical benefit costs, pension costs, or other increasing costs, their results of operations could be negatively affected.

Market performance and other changes may decrease the value of decommissioning trust funds and benefit plan assets, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations to decommission Generation’s nuclear plants and under Exelon’s pension and postretirement benefit plans. The Registrants have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below the Registrants’ projected return rates. For example, certain investments within the trusts hold underlying securities in subprime mortgage related assets. Due to recent market developments, including a series of rating agency downgrades of subprime U.S. mortgage-related assets, the fair value of these subprime-related investments may decline. Exelon expects that market conditions will continue to evolve, and that the fair value of Exelon’s subprime-related investments may frequently change. A decline in the market value of the assets, as was experienced in prior periods, may increase the funding requirements of the obligations to decommission Generation’s nuclear plants and under Exelon’s pension and postretirement benefit plans. Additionally, changes in interest rates affect the liabilities under Exelon’s pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension benefit plans. If the Registrants are unable to successfully manage the decommissioning trust funds and benefit plan assets, their results of operation and financial position could be negatively affected.

Exelon’s holding company structure could limit its ability to pay dividends.

Exelon is a holding company with no material assets other than the investment in its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries. Exelon’s ability to pay dividends on its common stock depends on the payment to it of dividends by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” What constitutes “funds properly included in capital account” is undefined in the Federal Power Act or the related regulations; however, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. In addition, under Illinois law, ComEd may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless ComEd has specific authorization from the ICC. During 2006 and 2007, ComEd did not pay any dividend. See Note 19 of the Combined Notes to Consolidated Financial Statements for additional information regarding fund transfer restrictions.

The Registrants could be subject to higher costs and/or penalties related to mandatory reliability standards.

As a result of the Energy Policy Act, owners and operators of the bulk power transmission system, including Generation, ComEd and PECO, are subject to mandatory reliability standards promulgated by NERC and enforced by FERC. These standards, which previously were being applied on a voluntary basis, became mandatory on June 18, 2007. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and is guided by reliability and market interface principles. Compliance with new reliability standards may subject the Registrants to higher operating costs and/or increased capital expenditures. In addition, the ICC and PAPUC impose certain distribution reliability standards on ComEd and PECO, respectively. If the Registrants were found not to be in compliance with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties.

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

Generation will incur material costs of compliance if regulations under Section 316(b) of the Clean Water Act require retrofitting of cooling water intake structures at power plants owned by Generation. In addition, the amounts of the costs required to retrofit Oyster Creek may negatively impact Generation’s decision to operate the plant after the Section 316(b) matter is ultimately resolved. Additionally, Generation is subject to exposure for asbestos-related personal injury liability alleged at certain current and formerly owned generation facilities. Future legislative action could require Generation to contribute to a fund with a material contribution to settle lawsuits for alleged asbestos-related disease and exposure.

In some cases, a third party who has acquired assets from a Registrant has assumed the liability the Registrant may otherwise have for environmental matters related to the transferred property. If the transferee fails to discharge the assumed liability, a regulatory authority or injured person could attempt to hold the Registrant responsible, and the Registrant’s remedies against the transferee may be limited by the financial resources of the transferee. See Note 19 of the Combined Notes to Consolidated Financial Statements for further information.

Exelon and Generation may incur material costs of compliance if federal and/or state legislation is adopted to address climate change.

Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as other companies in many business sectors, including utilities, are considering ways to address the effect of GHG emissions on climate change. Select northeast and mid-Atlantic states have developed a model rule, via the RGGI, to regulate CO2 emissions from fossil-fired generation in participating states starting in 2009. Federal and/or state legislation to reduce GHG emissions are likely to evolve in the future. If these plans become effective, Exelon and Generation may incur material costs to either further limit the GHG emissions from its operations or in procuring emission allowance credits. For more information regarding climate change, see “Global Climate Change” in ITEM 1 of this Form 10-K.

War, acts and threats of terrorism, natural disaster and other significant events may adversely affect Exelon’s results of operations, its ability to raise capital and its future growth.

Exelon does not know the impact that any future terrorist attacks may have on the industry in general and on Exelon in particular. In addition, any retaliatory military strikes or sustained military campaign may affect its operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil. The possibility alone that infrastructure facilities, such as electric generation, electric and gas transmission and distribution facilities, would be direct targets of, or indirect casualties of, an act of terror may affect Exelon’s operations. Additionally, natural disasters and other events that have an adverse effect on the economy in general may adversely affect Exelon’s operations and its ability to raise capital. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect Exelon’s revenues or restrict its future growth. Instability in the financial markets as a result of terrorism, war, natural disasters, credit crises, recession or other factors also may affect Exelon’s results of operations and its ability to raise capital. In addition, the implementation of security guidelines and measures have resulted in and are expected to continue to result in increased costs.

Additionally, Exelon is affected by changes in weather and the occurrence of hurricanes, storms and other natural disasters in its service territory and throughout the U.S. Severe weather or other natural disasters could be destructive which could result in increased costs including supply chain costs. See “Environmental Regulation” in ITEM 1 of this Form 10-K for further information.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact the Registrants’ results of operations.

1999 sale of fossil generating assets. The IRS has challenged Exelon’s 1999 tax position on an involuntary conversion and like-kind exchange transaction. If the IRS is successful in its challenge, it would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of December 31, 2007, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $992 million. If the deferral were successfully challenged by the IRS, it could negatively affect Exelon’s and ComEd’s results of operations by up to $167 million (after tax) related to interest expense. The timing of the final resolution of this matter is unknown. See Note 12 of the Combined Notes to Consolidated Financial Statements for further detail.

Tax reserves and the recoverability of deferred tax assets. The Registrants are required to make judgments in order to estimate their obligations to taxing authorities. These tax obligations include income, real estate, sales and use and employment-related taxes and ongoing appeals issues related to these tax matters. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by the tax authorities. The Registrants also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected, and tax credits, including the potential phase-out of tax credits for the sale of synthetic fuel produced from coal, in the financial statements. Exelon has not recorded a valuation allowance for $15 million of deferred tax assets related to capital losses that the Registrants believe will be realized in future periods. See Notes 1 and 12 of the Combined Notes to Consolidated Financial Statements for further detail.

Increases in taxes and fees. Due to the revenue needs of the states and jurisdictions in which the Registrants operate, various tax and fee increases may be proposed or considered. The Registrants cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies, or, if enacted, whether any such legislation or regulation would be effective retroactively or prospectively. If enacted, these changes could increase tax expense and could have a negative impact on the Registrants’ results of operations and cash flows.

In August 2007, the Governor of Illinois signed Illinois SB 1544 into law, which became effective January 1, 2008. SB 1544 provides for market-based sourcing of the generation and sale of electricity for Illinois income tax purposes. This legislation will affect the method in which sales of electricity are apportioned in the determination of Illinois income tax. The language in SB 1544 is broad based and undefined and expressly provides that the sourcing of electricity may be subject to rules prescribed by the Illinois Department of Revenue. Based on the limited statutory definitions and legislative intent available at this time, Exelon cannot reasonably estimate the impact on its Illinois income tax. The Illinois Department of Revenue is expected to issue guidance implementing this legislation. As guidance is released, Exelon will further assess the impact that SB 1544 may have on its financial position, results of operations and cash flows. On January 13, 2008, Illinois enacted SB 783 amending the language of SB 1544 to expressly provide that the Department of Revenue “shall” establish utility sourcing regulations.

Exelon and its subsidiaries have guaranteed the performance of third parties, which may result in substantial costs in the event of non-performance.

Exelon and certain of its subsidiaries have issued certain guarantees of the performance of others, which obligate Exelon and its subsidiaries to perform in the event that the third parties do not perform. In the event of non-performance of these guaranteed obligations by the third parties, Exelon and its subsidiaries could incur substantial cost to fulfill their obligations under these guarantees. Such performance guarantees could have a material impact on the operating results or financial condition of Exelon and its subsidiaries. See Note 19 of the Combined Notes to Consolidated Financial Statements for additional information regarding guarantees.

The Registrants may make acquisitions that do not achieve the intended financial results.

The Registrants may continue to make investments and pursue mergers and acquisitions that fit their strategic objectives and improve their financial performance. It is possible that FERC or the state public utility commissions may impose certain other restrictions on the investments that the Registrants may make. Achieving the anticipated benefits of an investment is subject to a number of uncertainties, and failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial condition, operating results and prospects.

Failure to attract and retain an appropriately qualified workforce may negatively impact the Registrants’ results of operations.

Certain events, such as an employee strike, loss of contract resources due to a major event, and an aging workforce without appropriate replacements, may lead to challenges and increased costs for the Registrants. The challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, their results of operations could be negatively affected.

Generation

Market Transition Risks

Due to its dependence on its two most significant customers, ComEd and PECO, Generation will be negatively affected in the event of non-performance or change in the creditworthiness of either of its most significant customers.

Generation currently provides power under supplier forward contracts with ComEd to supply up to 35% of ComEd’s electricity supply requirements and a PPA with PECO to meet 100% of PECO’s electricity supply requirements. Consequently, Generation is highly dependent on ComEd’s and PECO’s continued payments under these supplier forward contracts and the PPA and would be adversely affected by negative events affecting these agreements, including the non-performance or a change in the creditworthiness of either ComEd or PECO. A default by ComEd or PECO under these agreements would have an adverse effect on Generation’s results of operations and financial position.

Generation’s affiliation with ComEd and PECO, together with the presence of a substantial percentage of Generation’s physical asset base within the ComEd and PECO service territories, could increase Generation’s cost of doing business to the extent future complaints or challenges regarding ComEd and PECO retail rates result in settlements or legislative or regulatory requirements funded in part by Generation.

Generation has significant generating resources within the service areas of ComEd and PECO and makes significant sales to each of them. Those facts tend to cause Generation to be directly affected by developments in those markets. Government officials, legislators and advocacy groups are aware of Generation’s affiliation with ComEd and PECO, and its sales to each of them. In periods of rising utility rates, particularly when driven by increased costs of energy production and supply, those officials and advocacy groups may question or challenge costs incurred by ComEd or PECO, including transactions between Generation, on the one hand, and ComEd or PECO, on the other hand, regardless of any previous regulatory processes or approvals underlying those transactions. The prospect of such challenges may increase the time, complexity and cost of the associated regulatory proceedings, and the occurrence of such challenges may subject Generation to a level of scrutiny not faced by other unaffiliated competitors in those markets. In addition, government officials and legislators may seek ways to force Generation to contribute to efforts to mitigate potential or actual rate increases, through measures such as generation-based taxes and contributions to rate relief packages.

Generation’s business may be negatively affected by the restructuring of the energy industry.

RTOs. Generation is dependent on wholesale energy markets and open transmission access and rights by which Generation delivers power to its wholesale customers, including ComEd and PECO. Generation uses the wholesale regional energy markets to sell power that Generation does not need to satisfy its long-term contractual obligations, and to purchase power to meet obligations not provided by its own resources. These wholesale markets allow Generation to take advantage of market price opportunities but also expose Generation to market risk.

Wholesale markets have only been implemented in certain areas of the country and each market has unique features, which may create trading barriers among the markets. Approximately 83% of Generation’s generating resources, which include directly owned assets and capacity obtained through long-term contracts, are located in the region encompassed by PJM. Generation’s future results of operations will depend on (1) FERC’s continued adherence to and support for policies that favor the development of competitive wholesale power markets, such as the PJM market, and (2) the absence of material changes to market structures that would limit or otherwise negatively affect the competitiveness of the PJM market, such as, for example, withdrawal of significant participants from the regional wholesale markets. Generation could also be adversely affected by efforts of state legislatures and regulatory authorities to respond to the concerns of consumers or others about rising costs of energy that are reflected through wholesale markets.

Competitive Electric Generation Suppliers. Because retail customers in both Pennsylvania and Illinois can switch from PECO or ComEd to a competitive electric generation supplier for their energy needs, planning to meet Generation’s obligation to supply PECO with all of the energy PECO needs to fulfill its default service obligation and to provide the supply needed to serve Generation’s share of the ComEd load is more difficult than planning for retail load before the advent of retail competition. Before retail competition, the primary variables affecting projections of load were weather and the economy. With retail competition, another major factor is the ability of retail customers to switch to competitive electric generation suppliers. If fewer of such customers switch from ComEd or PECO than Generation anticipates, the PECO and/or ComEd load that Generation must serve will be greater than anticipated, which could, if market prices have increased, increase Generation’s costs (due to its need to go to market to cover its incremental supply obligation) more than the increase in Generation’s revenues. If more of such customers switch than Generation anticipates, the PECO and /or ComEd load that Generation must serve will be lower than anticipated, which could, if market prices have decreased, caused Generation to lose opportunities in the market.

Generation may be negatively affected by possible Federal legislative or regulatory actions that could weaken competition in the wholesale markets or affect pricing rules in the RTO markets.

The criticism of restructured electricity markets, which escalated during 2006 as retail rate freezes expired and prices of electricity increased with rising fuel prices, is expected to continue in 2008. A number of advocacy groups have urged FERC to reconsider its support of competitive wholesale electricity markets and require the RTOs to revise the rules governing the RTO-administered markets. In particular, the advocacy groups oppose the RTOs’ use of a “single clearing price” for electricity sold in the RTO markets utilizing locational marginal pricing. FERC convened a series of public conferences during 2007 to address the issues surrounding electric competition. FERC issued an Advanced Notice of Proposed Rulemaking (ANOPR) on Wholesale Competition in Regions with Organized Electric Markets on June 22, 2007. Exelon filed comments on September 14, 2007. On December 17, 2007, a number of advocacy groups filed comments requesting that the scope of the ANOPR be expanded to address the current structure and practices of the RTO-administered markets, which the advocacy groups contend have led to unjust and unreasonable rates. The outcome of this FERC rulemaking process could significantly affect Generation’s results of operations.

In addition, on June 21, 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities. FERC provided clarification to the Final Rule on December 14, 2007. The Final Rule made a number of changes in FERC’s market-based rate analysis and requires a market power update filing by Generation, ComEd and PECO, which was made on January 14, 2008. The application of the Final Rule is not currently expected to have a material adverse effect on Exelon’s and Generation’s results of operations, although the longer term impact will depend on how FERC applies the Final Rule as its enforcement of the rule matures with time and experience.

Generation may not be able to effectively respond to competition in the energy industry.

Generation’s financial performance depends in part on its ability to respond to competition in the energy industry. As a result of industry restructuring, numerous generation companies created by the disaggregation of vertically integrated utilities have become active in the wholesale power generation business. In addition, independent power producers have become prevalent in the wholesale power industry. The new generating facilities of these market entrants may be more efficient than Generation’s facilities. Additionally, the introduction of new technologies could lower prices and have an adverse effect on Generation’s results of operations or financial condition.

Generation may not be able to effectively respond to increased demand for energy.

Generation’s financial growth depends in part on its ability to respond to increased demand for energy. As the demand for electricity rises in the future, it may be necessary for the market to increase capacity through the construction of new generating facilities. Development by Generation of new generating facilities would require the commitment of substantial capital resources, including access to the capital markets. The wholesale markets for electricity and the Illinois and Pennsylvania statutes contemplate that future generation will be built in those markets at the risk of market participants. Thus, the ability of Generation to recover the costs of and to earn an adequate return on any future investment in generating facilities will be dependent on its ability to build, finance and efficiently operate facilities that are competitive in those markets. Further, construction of new generating facilities by Generation in markets in which it currently competes would be subject to market concentration tests administered by FERC. If Generation cannot pass these tests administered by FERC, it could be limited in how it responds to increased demand for energy.

Nuclear Operations Risks

Generation’s financial performance may be negatively affected by liabilities arising from its ownership and operation of nuclear facilities.

Nuclear capacity factors. Capacity factors, particularly nuclear capacity factors, significantly affect Generation’s results of operations. Nuclear plant operations involve substantial fixed operating costs but produce electricity at low variable costs due to nuclear fuel costs typically being lower than fossil fuel costs. Consequently, to be successful, Generation must consistently operate its nuclear facilities at high capacity factors. Lower capacity factors increase Generation’s operating costs by requiring Generation to generate additional energy from primarily its fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy Generation’s obligations to ComEd and PECO and other committed third-party sales. These sources generally have higher costs than Generation incurs to generate energy from its nuclear stations.

Nuclear refueling outages. Refueling outages are planned to occur once every 18 to 24 months and currently average approximately 24 days in duration for the nuclear plants operated by Generation. The total number of refueling outages, along with their duration, can have a significant impact on Generation’s results of operations. When refueling outages at wholly and co-owned plants last longer than anticipated or Generation experiences unplanned outages, capacity factors decrease and Generation faces lower margins due to higher energy replacement costs and/or lower energy sales. Each 24-day outage, depending on the capacity of the station, will decrease the total nuclear annual capacity factor between 0.3% and 0.5%. The number of refueling outages, including the AmerGen plants and the co-owned plants, was 9 in 2007 with 12 planned for 2008. The projected total non-fuel capital expenditures for the nuclear plants operated by Generation will increase in 2008 compared to 2007 by approximately $62 million as Generation continues to invest in equipment upgrades to ensure safe reliable operations and as a result of two additional planned refueling outages at nuclear plants operated by Generation in 2008 compared to 2007. Total operating and maintenance expenditures for the nuclear plants operated by Generation are expected to increase by approximately $99 million in 2008 compared to 2007 as a result of inflationary cost increases as well as the aforementioned two additional planned refueling outages in 2008 compared to 2007.

Nuclear fuel quality. The quality of nuclear fuel utilized by Generation can affect the efficiency and costs of Generation’s operations. Certain of Generation’s nuclear units have been identified as having a limited number of fuel performance issues. Remediation actions, including those required to address performance issues, could result in increased costs due to accelerated fuel amortization, increased outage costs and/or increased costs due to decreased generation capabilities. It is difficult to predict the total cost of these remediation procedures.

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

Environmental risk. If application of the Section 316(b) regulations establishing a national requirement for reducing the adverse impacts from the entrainment and impingement of aquatic organisms at existing generating stations requires the retrofitting of cooling water intake structures at Oyster Creek, Salem or other Exelon power plants, this could result in material costs of compliance. In addition, the amount of the costs required to retrofit Oyster Creek may negatively impact Generation’s decision to operate the plant after the 316(b) matter is ultimately resolved.

License renewals. Generation cannot assure that economics will support the continued operation of the facilities for all or any portion of any renewed license. If the NRC does not renew the operating licenses for Generation’s nuclear stations or a station cannot be operated through the end of its operating license, Generation’s results of operations could be adversely affected by increased depreciation rates, impairment charges and accelerated future decommissioning costs, since depreciation rates and decommissioning cost estimates currently include assumptions that license renewal will be received. In addition, Generation may lose revenue and incur increased fuel and purchased power expense to meet supply commitments.

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

Operational risk. Operations at any of Generation’s nuclear generation plants could degrade to the point where Generation has to shut down the plant or operate at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. Generation may choose to close a plant rather than incur the expense of restarting it or returning the plant to full capacity. In either event, Generation may lose revenue and incur increased fuel and purchased power expense to meet supply commitments. For plants operated but not wholly owned by Generation, Generation may also incur liability to the co-owners. For the plant not wholly owned by Generation and operated by others, Salem Units 1 and 2, from which Generation receives its share of the plant’s output, Generation is dependent on the operational performance of the co-owner operator.

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

Generation is a member of an industry mutual insurance company, NEIL, which provides property and business interruption insurance for Generation’s nuclear operations. In recent years, NEIL has made distributions to its members. Generation’s portion of the NEIL distribution for 2007 was $43 million, which was recorded as a reduction to operating and maintenance expenses in its Consolidated Statement of Operations. Generation cannot predict the level of future distributions or if they will continue at all.

Decommissioning. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Generation is required to provide to the NRC a biennial report by unit (annually for Generation’s four retired units) addressing Generation’s ability to meet the NRC-estimated funding levels including scheduled contributions to and earnings on the decommissioning trust funds. The NRC funding levels are based upon the assumption that decommissioning will commence after the end of current licensed life.

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

Other Operating Risks

Generation’s financial performance may be negatively affected by price volatility, availability and other risk factors associated with the procurement of nuclear and fossil fuel.

Generation depends on nuclear fuel, coal and natural gas to operate its generating facilities. Nuclear fuel is obtained through long-term uranium concentrate inventory and supply contracts, contracted conversion services, contracted enrichment services and fuel fabrication services. Coal is procured for coal-fired plants through annual, short-term and spot-market purchases. Natural gas is procured for gas-fired plants through annual, monthly and spot-market purchases. The supply markets for nuclear fuel, coal and natural gas are subject to price fluctuations, availability restrictions and counterparty default that may negatively affect the results of operations for Generation. It is not possible to predict the ultimate cost or availability of these commodities.

Financial performance and load requirements may be adversely affected if Generation is unable to effectively manage its power portfolio.

A significant portion of Generation’s power portfolio is used to provide power under a long-term PPA with PECO and supplier forward contracts with ComEd. To the extent portions of the portfolio are not needed for that purpose, Generation’s output is sold on the wholesale market. To the extent its portfolio is not sufficient to meet the requirements of ComEd and PECO under the related agreements, Generation must purchase power in the wholesale power markets. Generation’s financial results may be negatively affected if it is unable to cost-effectively meet the load requirements of ComEd and PECO, manage its power portfolio and effectively handle the changes in the wholesale power markets.

Generation is exposed to price fluctuations and other risks of the wholesale power market that are beyond its control, which may negatively impact its results of operations.

Generation fulfills its energy commitments from the output of the generating facilities that it owns as well as through buying electricity under long-term and short-term contracts in both the wholesale bilateral and spot markets. The excess or deficiency of energy owned or controlled by Generation compared to its obligations exposes Generation to the risks of rising and falling prices in those markets, and Generation’s cash flows may vary accordingly. Generation’s cash flows from generation that are not used to meet its long-term supply commitments, including its commitments to ComEd and PECO, are largely dependent on wholesale prices of electricity and Generation’s ability to successfully market energy, capacity and ancillary services.

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

Credit Risk. In the bilateral markets, Generation is exposed to the risk that counterparties that owe Generation money, energy or fuel will not perform their obligations for operational or financial reasons. In the event the counterparties to these arrangements fail to perform, Generation might be forced to purchase or sell power in the wholesale markets at less favorable prices and incur additional losses, to the extent of amounts, if any, already paid to the counterparties. In the spot markets, Generation is exposed to the risks of whatever default mechanisms exist in that market, some of which attempt to spread the risk across all participants, which may or may not be an effective way of lessening the severity of the risk and the amounts at stake. Generation is also a party to agreements with entities in the energy sector that have experienced rating downgrades or other financial difficulties. In addition, the retail businesses subject Generation to credit risk through competitive electricity and natural gas supply activities that serve commercial and industrial companies. Retail credit risk results when customers default on their contractual obligations. This risk represents the loss that may be incurred due to the nonpayment of a customer’s accounts receivable balance, as well as the loss from the resale of energy previously committed to serve the customer.

Risk of Credit Downgrades. Generation’s trading business is required to meet credit quality standards. If Generation were to lose its investment grade credit rating or otherwise fail to satisfy the credit standards of trading counterparties, it would be required under trading agreements to provide collateral in the form of letters of credit or cash, which may have a material adverse effect upon its liquidity. If Generation had lost its investment grade credit rating as of December 31, 2007, it would have been required to provide approximately $830 million in collateral.

Immature Markets. The wholesale spot markets are evolving markets that vary from region to region and are still developing practices and procedures. Problems in or the failure of any of these markets, as was experienced in California in 2000, could adversely affect Generation’s business.

Hedging. Power Team buys and sells energy and other products in the wholesale markets and enters into financial contracts to manage risk and hedge various positions in Generation’s power generation portfolio. The proportion of hedged positions in its power generation portfolio may cause volatility in Generation’s future results of operations.

Weather. Generation’s operations are affected by weather, which affects demand for electricity as well as operating conditions. To the extent that weather is warmer in the summer or colder in the winter than assumed, Generation may require greater resources to meet its contractual requirements. Extreme weather conditions or storms may affect the availability of generation and its transmission, limiting Generation’s ability to source or send power to where it is sold. These conditions, which cannot be accurately predicted, may have an adverse effect by causing Generation to seek additional capacity at a time when wholesale markets are tight or to seek to sell excess capacity at a time when those markets are weak.

Generation’s risk management policies cannot fully eliminate the risk associated with its commodity trading activities.

Power Team’s power marketing, fuel procurement and other commodity trading activities expose Generation to risks of commodity price movements. Generation attempts to manage this exposure through enforcement of established risk limits and risk management procedures. These risk limits and risk management procedures may not work as planned and cannot eliminate all risks associated with these activities. Even when its policies and procedures are followed, and decisions are made based on projections and estimates of future performance, results of operations may be diminished if the judgments and assumptions underlying those decisions prove to be incorrect. Factors, such as future prices and demand for power and other energy-related commodities, become more difficult to predict and the calculations become less reliable the further into the future estimates are made. As a result, Generation cannot predict the impact that its commodity trading activities and risk management decisions may have on its business, operating results or financial position.

Generation’s business is capital intensive and the costs of capital projects may be significant.

Generation’s business is capital intensive and requires significant investments in energy generation and in other internal infrastructure projects. For example, Generation is considering building a new nuclear plant in southeast Texas and plans to expend substantial resources to the evaluation, development and permitting of the project, site acquisition and long-lead procurement; substantial additional resources would be required for the construction of the plant if a decision is made to build. Achieving the intended benefits of a large capital project of this type is subject to a number of uncertainties. Generation’s results of operations could be adversely affected if Generation were unable to effectively manage its capital projects.

ComEd

Exelon’s and ComEd’s goodwill may become impaired, which would result in write-offs of the impaired amounts.

Exelon and ComEd both had approximately $2.6 billion of goodwill recorded at December 31, 2007 in connection with the PECO/Unicom merger. Under accounting principles generally accepted in the United States (GAAP), goodwill will remain at its recorded amount unless it is determined to be impaired, which is based upon an annual analysis prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) that compares the implied fair value of the goodwill to its carrying value. If an impairment occurs, such as the impairments recorded during 2006 and 2005, the amount of the impaired goodwill will be written-off and expensed, reducing equity.

There is a possibility that additional goodwill may be impaired at ComEd, and at Exelon, in 2008 or later periods. The actual timing and amounts of any goodwill impairments will depend on many sensitive, interrelated and uncertain variables, including changing interest rates, utility sector market performance, ComEd’s capital structure, market prices for power, results of ComEd’s rate proceedings, operating and capital expenditure requirements and other factors, some not yet known. Such a potential impairment charge could have a material impact on Exelon’s and ComEd’s operating results but will have no impact to either Exelon’s or ComEd’s cash flows.

See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates for further discussion on goodwill impairments.

PECO

PECO could be subject to higher transmission operating costs in the future as a result of PJM’s regional transmission expansion plan (RTEP) and the rate design between PJM and MISO.

In accordance with a FERC order and related settlement, PJM’s RTEP requires the costs of new transmission facilities to be allocated across the entire PJM footprint and that costs of new facilities less than 500 kV to be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating costs of new transmission facilities lower than 500 kV. PECO cannot estimate the longer-term impact on its results of operations and cash flows because of the uncertainties relating to what new facilities will be built and the cost of building those facilities.

In 2007, PECO and almost all other transmission owners in PJM and the Midwest ISO (MISO), as directed by a FERC order issued in 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. Other transmission owners and certain other parties have filed protests urging FERC to reject the filing. On January 31, 2008, FERC accepted the filing. An additional complaint was filed asking FERC to substitute a rate design that allocates the costs of all existing and new transmission facilities at 345 kV and above across PJM and MISO. On January 31, 2008, FERC denied the complaint. PECO cannot predict the outcome of any possible requests for rehearing or appeals of these proceedings nor the impact that the ultimate rate design will have on its transmission operating costs.

PECO may be subject to the risk of a legislative or regulatorily mandated requirement to purchase Philadelphia Gas Works (PGW).

PGW is a municipal gas utility owned by the City of Philadelphia that provides service almost exclusively within Philadelphia. A Pennsylvania state legislator submitted legislation to the Pennsylvania General Assembly that would provide the PAPUC with the authority to investigate PGW’s fitness to provide gas service and, if deemed unfit, to require a qualified public utility to purchase PGW’s gas assets. If such legislation is enacted, PECO, with a natural gas service territory contiguous to and an electric service territory that includes Philadelphia, could be subject to a proceeding in which efforts are made to require PECO to purchase PGW’s gas assets. While PECO believes that such a forced purchase would be unlawful, such a proceeding could expose PECO potentially to significant economic and political risk.

The effect of higher purchased gas cost charges to customers may decrease PECO’s results of operations and cash flows.

Gas rates charged to customers are comprised primarily of purchased natural gas cost charges, which provide no return or profit to PECO, and distribution charges, which provide a return or profit to PECO. Purchased natural gas cost charges, which comprise most of a customer’s bill and may be adjusted quarterly, are designed for PECO to recover the cost of the natural gas commodity and pipeline transportation and storage services that PECO procures to service its customers. PECO’s cash flows can be impacted by differences between the time period when natural gas is purchased and the ultimate recovery from customers. When purchased natural gas cost charges increase substantially reflecting higher natural gas procurement costs incurred by PECO, customer usage may decrease, resulting in lower distribution charges and lower profit margins for PECO. In addition, increased purchased natural gas cost charges to customers also may result in increased bad debt expense from an increase in the number of uncollectible customer balances.

ComEd and PECO

The following risk factors separately apply to both ComEd and PECO as further noted below.

Rising rates or the expectation of rising rates can stimulate legislative or regulatory action aimed at restricting or controlling those rate increases, which can create uncertainty affecting planning, costs and results of operations.

Large increases in utility rates, such as may follow a period of frozen or capped rates, can generate pressure on legislators and regulators to take steps to control those rates. Such efforts can include some form of rate increase moderation, reduction or freeze. The public discourse and debate can increase uncertainty associated with the regulatory process, the level of rates and revenues, and the ability to recover costs. Such uncertainty restricts flexibility and resources, given the need to plan and ensure available financial resources. Such uncertainty also affects the costs of doing business. Such costs may be reflected in reduced liquidity, as suppliers tighten payment terms, and increased costs of financing, as lenders demand increased compensation or collateral security to accept such risks.

Legislators or regulators may respond to current or anticipated increases in utility rates by enacting laws or regulations aimed at restricting or controlling those rates that may adversely affect the utility’s ability to recover its costs, maintain adequate liquidity and address capital requirements.

Legislators and regulators may focus on immediate forms of rate relief, such as rate increase moderation or freezes and may pursue initiatives that affect the manner in which utilities procure energy, recover costs or interact with customers. Those measures could include the imposition or continuation of rate caps, rate moderation, installation of smart metering technology, fees on consumption, and various measures promoting conservation, energy efficiency and renewable energy initiatives. Such measures may reduce revenues, increase operating costs and mandate initiatives requiring additional capital investments or changes in the way utilities conduct business. These initiatives can be accompanied by additional costs for which recovery may not be certain as well as incentives for compliance and penalties for noncompliance. Restrictions affecting rates and revenues, and the ability to recover costs, could affect liquidity and the ability to maintain reliable delivery systems and make capital improvements. Inadequate cost recovery could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources, collateral security requirements, and possible bankruptcy.

Changes in ComEd’s and PECO’s terms and conditions of service, including their respective rates, are subject to regulatory approval proceedings and/or negotiated settlements that are at times contentious, lengthy and subject to appeal, which lead to uncertainty as to the ultimate result and which may introduce time delays in effectuating rate changes.

ComEd and PECO are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. The proceedings generally have timelines that may not be limited by statute. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for ComEd or PECO to recover its costs by the time the rates become effective. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates can be adjusted, including rates for the procurement of electricity and the recovery of MGP remediation costs.

In certain instances, ComEd and PECO may agree to negotiated settlements related to various rate matters, customer initiatives or franchise agreements. These settlements are typically subject to regulatory approval.

ComEd and PECO cannot predict the ultimate outcomes of any settlements or the actions by Illinois, Pennsylvania or Federal regulators for establishing rates, including the extent, if any, to which certain costs will be recovered or what rates of return will be allowed. Nevertheless, the expectation is that ComEd and PECO will continue to be obligated to deliver electricity to customers in their respective service territories and will also retain significant POLR and default service obligations, in the case of ComEd, for ComEd’s customers with demand of 100kW or less who have not chosen a competitive electric generation supplier and, for a limited period, for certain customers with higher demands, and, in the case of PECO, for all PECO customers, to provide electricity service to certain groups of customers in its service area who choose to obtain their electricity from the utility.

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

As of December 31, 2007, Exelon, ComEd and PECO have concluded that the operations of ComEd and PECO meet the criteria of SFAS No. 71. If it is concluded in a future period that a separable portion of their businesses no longer meets the criteria, Exelon, ComEd, and PECO are required to eliminate the financial statement effects of regulation for that part of their business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in their Consolidated Balance Sheets and the recognition of a one-time extraordinary item in their Consolidated Statements of Operations. The impact of not meeting the criteria of SFAS No. 71 could be material to the financial statements of Exelon, ComEd and PECO. At December 31, 2007, the extraordinary gain could have been as much as $2.9 billion (before taxes) as a result of the elimination of ComEd’s regulatory assets and liabilities. At December 31, 2007, the extraordinary charge could have been as much as $3.0 billion (before taxes) as a result of the elimination of PECO’s regulatory assets and liabilities. Exelon would record an extraordinary gain or charge in an equal amount related to ComEd’s and PECO’s regulatory assets and liabilities in addition to a charge against other comprehensive income (before taxes) of up to $1.2 billion and $74 million for ComEd and PECO, respectively, related to Exelon’s regulatory assets associated with its defined benefit postretirement plans. The impacts and resolution of the above items could lead to an additional impairment of ComEd’s goodwill, which would be significant and at least partially offset the extraordinary gain discussed above. A write-off of regulatory assets and liabilities also could limit the ability of ComEd and PECO to pay dividends under Federal and state law. See Notes 1, 4, 8 and 20 of the Combined Notes to Consolidated Financial Statements for additional information regarding accounting for the effects of regulation, regulatory issues, ComEd’s goodwill and regulatory assets and liabilities, respectively.

Increases in customer rates and the impact of other economic downturns may lead to a greater amount of uncollectible customer balances for ComEd and PECO. Future recoverability of any additional uncollectible customer balances is subject to regulatory proceedings.

ComEd’s customer rates for delivery service and procurement of electricity increased in 2007 with the end of the legislatively mandated transition and rate freeze period in Illinois. The Settlement

Legislation prohibits utilities from terminating electric service to an Illinois residential space-heating customer due to nonpayment between December 1 of any year through March 1 of the following year. With respect to PECO, its gas rates may change quarterly based on market conditions which may lead to higher prices. Additionally, PECO’s electric rates have increased in recent years as permitted under the 1998 restructuring settlement and the related PECO/Unicom Merger Settlement Agreements. Due to increased rates, limitations on service termination, and the future collection of deferred balances, ComEd and PECO may experience a greater amount of uncollectible customer balances.

Mandatory energy conservation and RPS legislation could negatively affect the costs and cash flows of ComEd and PECO.

Federal legislation mandating specific energy conservation measures or changes to existing laws requiring the use of renewable and alternate fuel sources, such as wind, solar, biomass and geothermal, could significantly impact ComEd and PECO if timely recovery is not allowed. The impact could include increased costs for renewable energy credits and purchased power as well as significant increases in capital expenditures. There is no certainty that ComEd or PECO would be permitted sufficient or timely recovery of related costs in rates. Furthermore, energy conservation measures could lead to a decline in energy consumption and ultimately the revenues of ComEd and PECO. ComEd and PECO will continue to monitor RPS and energy conservation developments at the Federal and state levels.

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

Failures of the equipment or facilities used in ComEd’s and PECO’s delivery systems can interrupt the transmission and delivery of electricity and related revenues and increase repair expenses and capital expenditures. Those failures or those of other utilities, including prolonged or repeated failures, can affect customer satisfaction, the level of regulatory oversight and ComEd’s and PECO’s maintenance and capital expenditures. Regulated utilities, which are required to provide service to all customers within their service territory, have generally been afforded liability protections against claims by customers relating to failure of service. Under Illinois law, however, ComEd can be required to pay damages to its customers in some circumstances involving extended outages affecting large numbers of its customers.

The effects of weather and the related impact on electricity and gas usage may decrease ComEd’s and PECO’s results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below normal levels in the winter tend to increase winter heating electricity and gas demand and revenues. Moderate temperatures adversely affect the usage of energy and resulting revenues. Because of seasonal pricing differentials, coupled with higher consumption levels, ComEd and PECO typically report higher revenues in the third quarter of the fiscal year. However, extreme weather conditions or damage resulting from storms may stress ComEd’s and PECO’s transmission and distribution systems, resulting in increased maintenance and capital costs and limiting each company’s ability to meet peak customer demand. These extreme conditions may have detrimental effects on ComEd’s and PECO’s operations.

ComEd’s and PECO’s businesses are capital intensive and the costs of capital projects may be significant.

ComEd’s and PECO’s businesses are capital intensive and require significant investments in internal infrastructure projects. ComEd’s and PECO’s results of operations and financial condition could be adversely affected if they are unable to effectively manage their own respective capital projects, if they are unable to raise the necessary capital, or if they do not receive full recovery of their own respective capital costs through future regulatory proceedings in a timely manner.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Exelon, Generation, ComEd and PECO

None.

ITEM 2.	PROPERTIES

Generation

The following table sets forth Generation’s owned net electric generating capacity by station at December 31, 2007:

Station	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (b)	Net Generation Capacity (MW) (c)
Nuclear (d)
Braidwood	Braidwood, IL	2		Uranium	Base-load	2,360
Byron	Byron, IL	2		Uranium	Base-load	2,336
Clinton	Clinton, IL	1		Uranium	Base-load	1,065
Dresden	Morris, IL	2		Uranium	Base-load	1,740
LaSalle	Seneca, IL	2		Uranium	Base-load	2,288
Limerick	Limerick Twp., PA	2		Uranium	Base-load	2,295
Oyster Creek	Forked River, NJ	1		Uranium	Base-load	625
Peach Bottom	Peach Bottom Twp., PA	2	50.00	Uranium	Base-load	1,139	(e)
Quad Cities	Cordova, IL	2	75.00	Uranium	Base-load	1,303	(e)
Salem	Hancock’s Bridge, NJ	2	42.59	Uranium	Base-load	981	(e)
Three Mile Island	Londonderry Twp, PA	1		Uranium	Base-load	837

						16,969
Fossil (Steam Turbines)
Conemaugh	New Florence, PA	2	20.72	Coal	Base-load	352	(e)
Cromby 1	Phoenixville, PA	1		Coal	Intermediate	144
Cromby 2	Phoenixville, PA	1		Oil/Gas	Intermediate	201
Eddystone 1, 2	Eddystone, PA	2		Coal	Intermediate	588
Eddystone 3, 4	Eddystone, PA	2		Oil/Gas	Intermediate	760

(continued on next page)

Station	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (b)	Net Generation Capacity (MW) (c)
Fairless Hills	Falls Twp, PA	2		Landfill Gas	Peaking	60
Handley 4, 5	Fort Worth, TX	2		Gas	Peaking	870
Handley 3	Fort Worth, TX	1		Gas	Intermediate	395
Keystone	Shelocta, PA	2	20.99	Coal	Base-load	357	(e)
Mountain Creek 6, 7	Dallas, TX	2		Gas	Peaking	240
Mountain Creek 8	Dallas, TX	1		Gas	Intermediate	565
Schuylkill	Philadelphia, PA	1		Oil	Peaking	166
Wyman	Yarmouth, ME	1	5.89	Oil	Intermediate	36	(e)

						4,734
Fossil (Combustion Turbines)
Chester	Chester, PA	3		Oil	Peaking	39
Croydon	Bristol Twp., PA	8		Oil	Peaking	386
Delaware	Philadelphia, PA	4		Oil	Peaking	56
Eddystone	Eddystone, PA	4		Oil	Peaking	60
Falls	Falls Twp., PA	3		Oil	Peaking	51
Framingham	Framingham, MA	3		Oil	Peaking	29
LaPorte	Laporte, TX	4		Gas	Peaking	152
Medway	West Medway, MA	3		Oil/Gas	Peaking	116
Moser	Lower Pottsgrove Twp., PA	3		Oil	Peaking	51
New Boston	South Boston, MA	1		Oil	Peaking	13
Pennsbury	Falls Twp., PA	2		Landfill Gas	Peaking	6
Richmond	Philadelphia, PA	2		Oil	Peaking	96
Salem	Hancock’s Bridge, NJ	1	42.59	Oil	Peaking	16	(e)
Schuylkill	Philadelphia, PA	2		Oil	Peaking	30
Southeast Chicago	Chicago, IL	8		Gas	Peaking	296
Southwark	Philadelphia, PA	4		Oil	Peaking	52

						1,449

Fossil (Internal Combustion/Diesel)
Conemaugh	New Florence, PA	4	20.72	Oil	Peaking	2	(e)
Cromby	Phoenixville, PA	1		Oil	Peaking	3
Delaware	Philadelphia, PA	1		Oil	Peaking	3
Keystone	Shelocta, PA	4	20.99	Oil	Peaking	3	(e)
Schuylkill	Philadelphia, PA	1		Oil	Peaking	3

						14
Hydroelectric
Conowingo	Harford Co., MD	11		Hydroelectric	Base-load	572
Muddy Run	Lancaster, PA	8		Hydroelectric	Intermediate	1,070

						1,642

Total		124				24,808

(a)	100%, unless otherwise indicated.
(b)	Base-load units are plants that normally operate to take all or part of the minimum continuous load of a system, and consequently, produce electricity at an essentially constant rate. Intermediate units are plants that normally operate to take load of a system during the daytime higher load hours, and consequently, produce electricity by cycling on and off daily. Peaking units consist of low-efficiency, quick response steam units, gas turbines, diesels and pumped-storage hydroelectric equipment normally used during the maximum load periods.

(c)	For nuclear stations, except Salem, capacity reflects the annual mean rating. All other stations, including Salem, reflect a summer rating.
(d)	All nuclear stations are boiling water reactors except Braidwood, Byron, Salem and Three Mile Island, which are pressurized water reactors.
(e)	Net generation capacity is stated at proportionate ownership share.

The net generation capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities, level of water supplies and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities.

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

ComEd

ComEd’s electric substations and a portion of its transmission rights of way are located on property that ComEd owns. A significant portion of its electric transmission and distribution facilities is located above or underneath highways, streets, other public places or property that others own. ComEd believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements, licenses and franchise rights; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Transmission and Distribution

ComEd’s higher voltage electric transmission lines owned and in service at December 31, 2007 were as follows:

Voltage (Volts)	Circuit Miles
765,000	90
345,000	2,621
138,000	2,872
69,000	149

ComEd’s electric distribution system includes 43,335 circuit miles of overhead lines and 35,326 cable miles of underground lines.

First Mortgage and Insurance

The principal plants and properties of ComEd are subject to the lien of ComEd’s Mortgage dated July 1, 1923, as amended and supplemented, under which ComEd’s first mortgage bonds are issued.

ComEd maintains property insurance against loss or damage to its properties by fire or other perils, subject to certain exceptions. For its insured losses, ComEd is self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the consolidated financial condition or results of operations of ComEd.

PECO

PECO’s electric substations and a portion of its transmission rights of way are located on property that PECO owns. A significant portion of its electric transmission and distribution facilities is located above or underneath highways, streets, other public places or property that others own. PECO believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Transmission and Distribution

PECO’s higher voltage electric transmission lines owned and in service at December 31, 2007 were as follows:

Voltage (Volts)	Circuit Miles
500,000	188 (a)
230,000	541
138,000	156
69,000	182

(a)	In addition, PECO has a 22.00% ownership interest in 127 miles of 500,000 voltage lines located in Pennsylvania and a 42.55% ownership interest in 131 miles of 500,000 voltage lines located in Delaware and New Jersey.

PECO’s electric distribution system includes 12,933 circuit miles of overhead lines and 15,260 cable miles of underground lines.

Gas

The following table sets forth PECO’s natural gas pipeline miles at December 31, 2007:

Pipeline Miles
Transportation	31
Distribution	6,654
Service piping	5,472

Total	12,157

PECO has an LNG facility located in West Conshohocken, Pennsylvania that has a storage capacity of 1,200 mmcf and a send-out capacity of 157 mmcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 25 mmcf/day. In addition, PECO owns 29 natural gas city gate stations at various locations throughout its gas service territory.

First Mortgage and Insurance

The principal plants and properties of PECO are subject to the lien of PECO’s Mortgage dated May 1, 1923, as amended and supplemented, under which PECO’s first and refunding mortgage bonds are issued.

PECO maintains property insurance against loss or damage to its properties by fire or other perils, subject to certain exceptions. For its insured losses, PECO is self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the consolidated financial condition or results of operations of PECO.

ITEM 3.	LEGAL PROCEEDINGS

Exelon, Generation, ComEd and PECO

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see Notes 4 and 19 of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Exelon, Generation, ComEd and PECO

None.

PART II

(Dollars in millions except per share data, unless otherwise noted)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Exelon

Exelon’s common stock is listed on the New York Stock Exchange. As of January 31, 2008, there were 661,220,392 shares of common stock outstanding and approximately 143,410 record holders of common stock.

The following table presents the New York Stock Exchange—Composite Common Stock Prices and dividends by quarter on a per share basis:

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$86.83	$82.60	$79.38	$72.31	$63.62	$61.98	$58.86	$59.90
Low price	73.76	64.73	68.67	58.74	57.83	56.74	51.13	52.79
Close	81.64	75.36	72.60	68.71	61.89	60.54	56.83	52.90
Dividends	0.440	0.440	0.440	0.440	0.400	0.400	0.400	0.400

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock during the fourth quarter of 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2007	6,151	$76.41	—	(b	)
November 1—November 30, 2007	6,711	82.31	—	(b	)

Total	12,862	79.49	—	(b	)

(a)	Shares other than those purchased as a part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.
(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The 2004 share repurchase program has no specified limit and no specified termination date.
In addition, on August 31, 2007, Exelon’s Board of Directors approved a share repurchase program for up to $1.25 billion of Exelon’s outstanding common stock. As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. The related accelerated share repurchase agreement includes a pricing collar, which establishes a minimum and maximum number of shares that can be repurchased.
On December 19, 2007, Exelon’s Board of Directors authorized a new share repurchase program of up to $500 million of Exelon’s outstanding common stock.
See Note 17 of the Combined Notes to Consolidated Financial Statements for further information regarding Exelon’s share repurchase programs.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Exelon Corporation common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2002 through 2007.

This performance chart assumes:

•	$100 invested on December 31, 2002 in Exelon Corporation common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

Generation

As of January 31, 2008, Exelon held the entire membership interest in Generation.

ComEd

As of January 31, 2008, there were outstanding 127,016,519 shares of common stock, $12.50 par value, of ComEd, of which 127,002,904 shares were held by Exelon. At January 31, 2008, in addition to Exelon, there were 269 record holders of ComEd common stock. There is no established market for shares of the common stock of ComEd.

PECO

As of January 31, 2008, there were outstanding 170,478,507 shares of common stock, without par value, of PECO, all of which were held by Exelon.

Exelon, Generation, ComEd and PECO

Dividends

Under applicable Federal law, Generation, ComEd and PECO can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at Generation, ComEd or PECO may limit the dividends that these companies can distribute to Exelon.

The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” What constitutes “funds properly included in capital account” is undefined in the Federal Power Act or the related regulations; however, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. While these restrictions may limit the absolute amount of dividends that a particular subsidiary may pay, Exelon does not believe these limitations are materially limiting because, under these limitations, the subsidiaries are allowed to pay dividends sufficient to meet Exelon’s actual cash needs.

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

PECO’s Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its retained earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 2007, such capital was $2.8 billion and amounted to about 32 times the liquidating value of the outstanding preferred stock of $87 million.

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

At December 31, 2007, Exelon had retained earnings of $4.9 billion, including Generation’s undistributed earnings of $1,429 million, ComEd’s retained deficit of $(29) million consisting of an unappropriated retained deficit of $(1,639) million, partially offset by $1,610 million of retained earnings appropriated for future dividends and PECO’s retained earnings of $548 million.

The following table sets forth Exelon’s quarterly cash dividends per share paid during 2007 and 2006:

	2007				2006
(per share)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Exelon	$0.440	$0.440	$0.440	$0.440	$0.400	$0.400	$0.400	$0.400

The following table sets forth Generation’s quarterly distributions and PECO’s quarterly common dividend payments:

	2007				2006
(in millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Generation	$261	$1,431	$370	$295	$165	$122	$157	$165
PECO	108	178	121	155	134	117	135	116

On December 19, 2007, the Exelon Board of Directors declared a regular quarterly dividend of $0.50 per share on Exelon’s common stock. The dividend is payable on March 10, 2008 to shareholders of record of Exelon at the end of the day on February 15, 2008. This dividend declaration was made by the Exelon Board of Directors under a value return policy that established a base dividend that Exelon expects will grow modestly over time. The value return policy contemplates the use of share repurchases from time to time, when authorized by the Board of Directors, to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities.

During 2007 and 2006, ComEd did not pay a dividend. This decision by the ComEd Board of Directors not to declare a dividend was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 4 of the Combined

Notes to Consolidated Financial Statements. ComEd’s Board of Directors will assess ComEd’s ability to pay a dividend after 2007.

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

	For the Years Ended December 31,
in millions, except for per share data	2007	2006	2005	2004	2003
Statement of Operations data:
Operating revenues	$18,916	$15,655	$15,357	$14,133	$15,148
Operating income	4,668	3,521	2,724	3,499	2,409
Income from continuing operations	$2,726	$1,590	$951	$1,870	$892
Income (loss) from discontinued operations	10	2	14	(29)	(99)
Income before cumulative effect of changes in accounting principles	2,736	1,592	965	1,841	793
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(42)	23	112

Net income (a), (b)	$2,736	$1,592	$923	$1,864	$905

Earnings per average common share (diluted):
Income from continuing operations	$4.03	$2.35	$1.40	$2.79	$1.36
Income (loss) from discontinued operations	0.02	—	0.02	(0.04)	(0.15)
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(0.06)	0.03	0.17

Net income	$4.05	$2.35	$1.36	$2.78	$1.38

Dividends per common share	$1.76	$1.60	$1.60	$1.26	$0.96

Average shares of common stock outstanding—diluted	676	676	676	669	657

(a)	The changes between 2007 and 2006; 2006 and 2005; and 2005 and 2004 were primarily due to the impact of the goodwill impairment charges of $776 million and $1.2 billion in 2006 and 2005, respectively.
(b)	Change between 2004 and 2003 was primarily due to the impairment of Boston Generating, LLC long-lived assets of $945 million in 2003.

	December 31,
in millions	2007	2006	2005	2004	2003
Balance Sheet data:
Current assets	$5,051	$4,992	$4,637	$3,880	$4,524
Property, plant and equipment, net	24,153	22,775	21,981	21,482	20,630
Noncurrent regulatory assets	5,133	5,808	4,734	5,076	5,564
Goodwill (a)	2,625	2,694	3,475	4,705	4,719
Other deferred debits and other assets	8,932	8,050	7,970	7,867	6,800

Total assets	$45,894	$44,319	$42,797	$43,010	$42,237

Current liabilities	$5,995	$5,795	$6,563	$4,836	$5,683
Long-term debt, including long-term debt to financing trusts	11,965	11,911	11,760	12,148	13,489
Noncurrent regulatory liabilities	3,301	3,025	2,518	2,490	2,229
Other deferred credits and other liabilities	14,409	13,494	12,743	13,918	12,246
Minority interest	—	—	1	42	—
Preferred securities of subsidiary	87	87	87	87	87
Shareholders’ equity	10,137	10,007	9,125	9,489	8,503

Total liabilities and shareholders’ equity	$45,894	$44,319	$42,797	$43,010	$42,237

(a)	The changes between 2006 and 2005 and between 2005 and 2004 were primarily due to the impact of the goodwill impairment charge of $776 million and $1.2 billion in 2006 and 2005, respectively.

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

The results of operations for Generation’s retail business are not included in periods prior to 2004.

	For the Years Ended December 31,
(in millions)	2007	2006	2005	2004	2003
Statement of Operations data:
Operating revenues	$10,749	$9,143	$9,046	$7,703	$8,135
Operating income (loss)	3,392	2,396	1,852	1,039	(115)
Income (loss) from continuing operations	$2,025	$1,403	$1,109	$657	$(241)
Income (loss) from discontinued operations	4	4	19	(16)	—
Income (loss) before cumulative effect of changes in accounting principles	2,029	1,407	1,128	641	(241)
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(30)	32	108

Net income (loss) (a)	$2,029	$1,407	$1,098	$673	$(133)

(a)	Change between 2004 and 2003 was primarily due to the impairment of Boston Generating, LLC long-lived assets of $945 million in 2003.

	December 31,
(in millions)	2007	2006	2005	2004	2003
Balance Sheet data:
Current assets	$2,795	$3,433	$3,040	$2,321	$2,438
Property, plant and equipment, net	8,043	7,514	7,464	7,536	7,106
Deferred debits and other assets	8,216	7,962	7,220	6,581	5,105

Total assets	$19,054	$18,909	$17,724	$16,438	$14,649

Current liabilities	$2,446	$2,914	$3,400	$2,416	$3,553
Long-term debt	2,513	1,778	1,788	2,583	1,649
Deferred credits and other liabilities	9,725	8,733	8,554	8,356	6,488
Minority interest	1	1	2	44	3
Member’s equity	4,369	5,483	3,980	3,039	2,956

Total liabilities and member’s equity	$19,054	$18,909	$17,724	$16,438	$14,649

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

	For the Years Ended December 31,
(in millions)	2007	2006	2005	2004	2003
Statement of Operations data:
Operating revenues	$6,104	$6,101	$6,264	$5,803	$5,814
Operating income (loss)	512	555	(12)	1,617	1,567
Income (loss) before cumulative effect of changes in accounting principles	$165	$(112)	$(676)	$676	$702
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(9)	—	5

Net income (loss) (a)	$165	$(112)	$(685)	$676	$707

(a)	The changes between 2007 and 2006; 2006 and 2005 and 2005 and 2004 were primarily due to the impact of the goodwill impairment charges of $776 million and $1.2 billion in 2006 and 2005, respectively.

	December 31,
(in millions)	2007	2006	2005	2004	2003
Balance Sheet data:
Current assets	$1,241	$1,007	$1,024	$1,196	$1,313
Property, plant and equipment, net	11,127	10,457	9,906	9,463	9,096
Goodwill (a)	2,625	2,694	3,475	4,705	4,719
Noncurrent regulatory assets	503	532	280	240	326
Other deferred debits and other assets	3,880	3,084	2,806	2,077	2,837

Total assets	$19,376	$17,774	$17,491	$17,681	$18,291

Current liabilities	$1,712	$1,600	$2,308	$1,764	$1,557
Long-term debt, including long-term debt to financing trusts	4,384	4,133	3,541	4,282	5,887
Noncurrent regulatory liabilities	3,447	2,824	2,450	2,444	2,217
Other deferred credits and other liabilities	3,305	2,919	2,796	2,451	2,288
Shareholders’ equity	6,528	6,298	6,396	6,740	6,342

Total liabilities and shareholders’ equity	$19,376	$17,774	$17,491	$17,681	$18,291

(a)	The changes between 2006 and 2005 and between 2005 and 2004 were primarily due to the impact of the goodwill impairment charges of $776 million and $1.2 billion in 2006 and 2005, respectively.

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

	For the Years Ended December 31,
(in millions)	2007	2006	2005	2004	2003
Statement of Operations data:
Operating revenues	$5,613	$5,168	$4,910	$4,487	$4,388
Operating income	947	866	1,049	1,014	1,056
Income before cumulative effect of a change in accounting principle	$507	$441	$520	$455	$473
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(3)	—	—
Net income	$507	$441	$517	$455	$473

Net income on common stock	$503	$437	$513	$452	$468

	December 31,
(in millions)	2007	2006	2005	2004	2003
Balance Sheet data:
Current assets	$800	$762	$795	$727	$659
Property, plant and equipment, net	4,842	4,651	4,471	4,329	4,256
Noncurrent regulatory assets	3,273	3,896	4,454	4,836	5,238
Other deferred debits and other assets	895	464	366	241	232

Total assets	$9,810	$9,773	$10,086	$10,133	$10,385

Current liabilities	$1,516	$978	$936	$748	$676
Long-term debt, including long-term debt to financing trusts	2,866	3,784	4,143	4,628	5,239
Noncurrent regulatory liabilities	250	151	68	46	12
Other deferred credits and other liabilities	3,068	3,051	3,235	3,313	3,442
Shareholders’ equity	2,110	1,809	1,704	1,398	1,016

Total liabilities and shareholders’ equity	$9,810	$9,773	$10,086	$10,133	$10,385

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Exelon

General

Exelon is a utility services holding company. It operates through subsidiaries in the following operating segments:

•	Generation, whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•

ComEd, whose business consists of the purchase and regulated retail and wholesale sale of electricity and the provision of distribution and transmission services to retail customers in northern Illinois, including the City of Chicago.

•

PECO, whose business consists of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services to retail customers in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services to retail customers in the Pennsylvania counties surrounding the City of Philadelphia.

See Note 21 of the Combined Notes to Consolidated Financial Statements for further segment information.

Exelon’s corporate operations, some of which are performed through its business services subsidiary, BSC, provide Exelon’s business segments with a variety of support services at cost. The costs of these services are directly charged or allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

Exelon Corporation

Executive Overview

Financial Results. Exelon’s net income was $2,736 million in 2007 as compared to $1,592 million in 2006 and diluted earnings per average common share were $4.05 for 2007 as compared to $2.35 for 2006. The increase in net income was primarily due to the following:

•	the impact of a $776 million impairment charge in 2006 associated with ComEd’s goodwill;

•	higher average margins on Generation’s wholesale market sales primarily due to the end of the below-market price PPA with ComEd at the end of 2006;

•	increased transmission revenues at ComEd;

•	increased rates for delivery services at ComEd;

•	favorable weather conditions in the ComEd and PECO service territories;

•	increased delivery volume, excluding the effects of weather, at ComEd and PECO;

•	income associated with the termination of Generation’s PPA with State Line Energy, L.L.C. (State Line);

•	gains realized on decommissioning trust fund investments related to changes in the investment strategy;

•	favorable income tax benefit associated with Exelon’s method of capitalizing overhead costs; and

•	the impact of a charge in 2006 associated with the termination of the proposed merger with PSEG.

The factors driving the overall increase in net income were partially offset by the following:

•	decreased energy margins (operating revenues net of purchased power expense) at ComEd due to the end of the regulatory transition period;

•	increased mark-to-market losses on contracts not yet settled;

•	the impact of the Illinois Settlement Legislation described below;

•	increased nuclear decommissioning-related activity;

•	the impact of inflationary cost pressures;

•	increased amortization expense, primarily related to scheduled CTC amortization at PECO;

•	a charitable contribution of $50 million to the Exelon Foundation;

•	a charge associated with Generation’s tolling agreement with Georgia Power related to the contract with Tenaska Georgia Partners, LP (Tenaska); and

•	the impact of a benefit in 2006 of approximately $288 million to recover certain costs allowed by the Illinois Commerce Commission (ICC) rate orders.

Financing Activities. During 2007, Exelon met its capital resource requirements primarily with internally generated cash as well as funds from external sources, including the capital markets, and through bank borrowings. During 2007, Generation, ComEd and PECO issued $746 million, $725 million and $175 million, respectively, of long-term debt. In addition, during 2007, ComEd borrowed $370 million under its credit facilities and repaid all outstanding commercial paper. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information on the Registrants’ debt and credit facilities.

On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase arrangement. In September 2007, Exelon received 15.1 million shares in accordance with the accelerated share repurchase agreements, which were recorded as treasury stock, at cost, for $1.17 billion. On December 19, 2007, Exelon’s Board of Directors authorized a new share repurchase program of up to $500 million of Exelon’s outstanding common stock. This new program is in addition to the $1.25 billion share repurchase executed in September 2007. See Note 17 of the Combined Notes to Consolidated Financial Statements for further information.

On December 19, 2007, the Exelon Board of Directors declared a quarterly dividend of $0.50 per share on Exelon’s common stock. This dividend declaration was made by the Exelon Board of Directors under a value return policy that established a base dividend that Exelon expects will grow modestly over time.

The Registrants performed an assessment during the fourth quarter of 2007 to determine the impact, if any, of recent market developments, including a series of rating agency downgrades of subprime U.S. mortgage-related assets. The Registrants believe that the fair value of their investments, their ability to access liquidity in the market at reasonable rates, their ability to dispose of assets or liabilities as needed to meet financial obligations, and their counterparties’ creditworthiness will not be significantly affected by the subprime credit crisis.

Regulatory and Environmental Developments. The following significant regulatory and environmental developments occurred during 2007. See Notes 4 and 19 of the Combined Notes to Consolidated Financial Statements for further information.

•	Illinois Settlement Legislation and Related Proceedings—In July 2007, ComEd and Generation were party to an agreement (Settlement) that concluded discussions of measures to address concerns about higher electric bills in Illinois since the end of the rate freeze transition period on December 31, 2006. The Settlement did not include rate freeze, generation tax or other legislation that would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation implementing the settlement (Settlement Legislation) was signed into law in August 2007 by the Governor of Illinois.

Under the Settlement Legislation, Illinois electric utilities, their affiliates, and generators of electricity in Illinois will make voluntary contributions of approximately $1 billion over a period of four years to programs that will provide rate relief to Illinois electricity customers and partial funding for the IPA. Generation and ComEd committed to contributing an aggregate of over $800 million to rate relief programs and funding for the IPA. ComEd continues to execute upon its $64 million rate relief package announced earlier in 2007 whereby contributions to rate relief programs of approximately $41 million were made in 2007. Generation will contribute an aggregate of $747 million, of which $435 million will be available to pay ComEd for rate relief programs for ComEd customers, and $307.5 million will be available for rate relief programs for customers of other Illinois utilities and $4.5 million will be available for partial funding of the IPA. ComEd, Generation, and the Attorney General of the State of Illinois (Illinois Attorney General) also entered into a release and settlement agreement releasing and dismissing with prejudice all litigation, claims and regulatory proceedings and appeals related to the procurement of power, including ICC and FERC proceedings. Additionally, in the event that legislation is enacted prior to August 1, 2011 that would freeze or reduce electric rates or impose a generation tax on any party to the Settlement, the Settlement provides for the contributors to the rate relief funds to terminate their funding commitments and recover any undisbursed funds set aside for rate relief.

In addition to creating the IPA, the Settlement Legislation established a new competitive process that Illinois utilities will be required to use for the procurement of electricity supply resources and for the implementation of defined levels of cost-effective renewable energy resources. The IPA will participate in the design of electricity supply portfolios for ComEd and will administer the new competitive process to procure the electricity supply resources and renewable energy resources identified in the supply portfolio plans, all under the oversight of the ICC. This process will take place for all future delivery periods with the exception of the delivery period starting in June 2008 in which a ComEd-developed plan approved by the ICC would be administered. In October 2007, ComEd filed a petition with the ICC seeking approval of an initial procurement plan. The procurement plan and the spot market purchases discussed below will be used to secure power and other ancillary services for retail electric customers for the period June 2008 through May 2009. An ALJ issued a Proposed Order on December 11, 2007, approving virtually every aspect of the proposal. On December 19, 2007, the ICC approved the Proposed Order. In addition to the procurement plan, ComEd will purchase energy on the spot market to meet the needs of its customers. Additionally, to fulfill a requirement of the Settlement, ComEd and Generation entered into a five-year financial swap contract whereby ComEd will pay fixed prices and Generation will pay a market price for a portion of ComEd’s electricity supply requirement. This contract effectively hedges a significant portion of ComEd’s spot market purchases. The financial swap contract became effective upon the enactment of the Settlement Legislation. The Settlement Legislation deems this arrangement prudent and thereby ensures that ComEd will be entitled to receive full recovery of its costs in its rates.

The Settlement Legislation further requires that electric utilities use cost-effective energy efficiency and demand response resources to meet incremental annual goals. In November 2007, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC and expects an ICC order to be issued on the filing during the first quarter of 2008. This plan begins on June 1, 2008 and is designed to meet the Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy and in ComEd’s supply customers’ peak demand. If targets are met, ComEd customers would reduce their electricity consumption by a cumulative amount of approximately 1.2 million MWh at the end of the three years. Savings on customers’ bills is expected to pay for the cost of implementing the programs and produce additional net savings of more than $155 million over the lifetime of the programs. Once implemented, the programs would place ComEd among the top three utilities in the nation in terms of annual electricity savings achieved through energy efficiency.

The Settlement Legislation also declared that the 400 kW and above customer classes of ComEd are competitive. On October 11, 2007, the ICC granted a request made by ComEd by declaring that customer classes with demands of 100 kW or greater but less than 400 kW are competitive, effective on November 11, 2007. Consequently, after the expiration of a three-year transitional period, ComEd will have a POLR obligation only for those customers with demand of less than 100 kW who have not chosen a competitive electric generation supplier.

Other provisions in the Settlement Legislation extend the ability of utilities to engage in divestiture and other restructuring transactions, after only having to make an informational filing at the ICC, and ensure that until at least June 30, 2022, the state will not prohibit an electric utility from maintaining its membership in a FERC-approved regional transmission organization chosen by the utility.

•

Illinois Procurement Proceedings—On March 28, 2007 and March 30, 2007, class action suits were filed in Illinois state court against ComEd and Generation as well as the other suppliers in the Illinois procurement auction that occurred in September 2006. The suits claimed that the suppliers manipulated the auction and that the resulting wholesale prices were unlawfully high. On December 21, 2007, a United States District Court granted the defendants’ motions to dismiss both cases and the time to appeal that order has expired.

•

Delivery Service Rate Case—On October 17, 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service rates to reflect its continued investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was based on a 2006 test year, would increase an average residential customer bill by approximately 7.7%. ICC proceedings relating to the proposed delivery service rates will take place over a period of up to eleven months.

•

Transmission Rate Case—On March 1, 2007, ComEd filed a request with FERC, seeking approval to increase the rate ComEd receives for transmission services. ComEd also requested incentive rate treatment for certain transmission projects. On June 5, 2007, FERC issued an order that conditionally approved ComEd’s proposal to implement a formula-based transmission rate effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. The order denied ComEd’s request for incentive rate treatment on investment in certain transmission projects and the inclusion of construction work in progress in rate base. On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached on the case that had been announced by the settlement judge to FERC in September 2007. The settlement agreement is a comprehensive resolution of all issues in the proceeding, other than ComEd’s pending request for rehearing on incentive returns on new investment. The settlement agreement establishes the treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis and results in a first year annual transmission network service revenue requirement increase of approximately $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC on June 5, 2007. FERC approved the settlement on January 16, 2008. Management believes that appropriate reserves have been established for transmission revenues that will be refunded in accordance with the final settlement agreement. On January 18, 2008, FERC issued an order on rehearing that allowed a 1.5% adder to return on equity for ComEd’s largest transmission project and authorized the inclusion of 100% of construction work in progress in rate base for that project but rejected incentive treatment for any other project ComEd has pending.

•

City of Chicago Settlement—On December 21, 2007, ComEd entered into a settlement agreement with the City of Chicago (City) regarding a wide range of issues including components of its franchise agreement with the City and other matters. Pursuant to the terms of the settlement agreement, ComEd will make payments totaling $55 million to the City through 2012 so long as the City meets specified conditions contained in the settlement agreement. The first payment of $23 million was made in December 2007. The City has agreed not to challenge ComEd’s position in certain regulatory proceedings during the term of the Settlement Agreement, including, among others, ComEd’s delivery service rate case, the recent transmission rate case, and ComEd’s proposed revenue requirements in future rate cases when increases in the revenue requirement do not exceed specified increases in the Consumer Price Index. The City further agreed to allow ComEd to cancel various projects previously required under the franchise agreement with the City and to defer completion of other required projects. The settlement agreement also settles other disputes between ComEd and the City, including dismissing the City’s appeal of ComEd’s 2005 delivery rate case. ComEd and the City also agreed to establish a panel of ComEd and City representatives to evaluate opportunities to improve service reliability in the City.

•

PECO AEPS Filing—On March 19, 2007, PECO filed a request with PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the AEPS Act following the completion of its transition period. On July 16, 2007, the Pennsylvania legislature modified the previously proposed AEPS Act in HB 1203. The modification did not affect PECO’s request for acquiring and banking Alternative Energy Credits or the proposed deferral of related costs. The PAPUC approved PECO’s filing on December 20, 2007. Using an independent Request for Proposal (RFP) monitor, PECO will conduct an RFP process for alternative energy producers to submit bids to sell credits beginning in March 2008.

Outlook for 2008 and Beyond.

Exelon’s future financial results will be affected by a number of factors, including the following:

•

The Settlement Legislation is expected to provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers with less risk that rate freeze or other harmful legislation will be pursued in the near term. The Settlement Legislation established a new competitive procurement model to be developed by the IPA, by which ComEd will procure its energy supply. ComEd has stabilized a portion of its costs of procurement pursuant to the five-year financial swap contract with Generation. ComEd will be allowed to fully recover the costs of procuring energy, including the impacts of the financial swap contract, in its rates. In the event that legislation is enacted in the Illinois General Assembly prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax, the Settlement Legislation permits ComEd and Generation, as contributors to certain rate relief programs, to terminate their funding commitments to such programs and recover any undisbursed funds set aside for rate relief.

•

PECO was subject to electric rate caps on its transmission and distribution rates through December 31, 2006 and is subject to caps on its generation rates through December 31, 2010. PECO’s transmission and distribution rates will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so. PECO is or will be involved in proceedings involving annual changes in its electric and gas universal service fund cost charges, its electric CTC/intangible transition charge reconciliation mechanism, its purchased gas cost rate, and its every five-year nuclear decommissioning cost adjustment clause mechanism, all of which relate to PECO’s recovery of the applicable costs.

•

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2008 and 2009. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well.

•

Generation procures nuclear fuel assemblies through long-term contracts for uranium concentrates and through long-term contracts for conversion services, enrichment services and fuel fabrication services. Generation procures coal primarily through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with these commodity price exposures.

•

The PPA between Generation and PECO expires at the end of 2010. Current market prices for electricity have increased significantly over the past few years due to the rise in natural gas and other fuel prices. As a result, PECO customers’ generation rates are below current wholesale energy market prices and Generation’s margins on sales in excess of PECO’s requirements have improved historically. Generation’s ability to achieve those margins following the expiration of the PPA will partially depend on future wholesale market prices.

•

Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as other companies in many business sectors, including utilities, are considering ways to address the climate change issue. Mandatory programs to reduce GHG emissions are likely to evolve in the future. If these plans become effective, Exelon may incur costs to either further limit the GHG emissions from its operations or in procuring emission allowance credits. However, Exelon may benefit from stricter emission standards due to its significant nuclear capacity, which is not anticipated to be adversely affected by the proposed emission standards. On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. EPA holding that carbon dioxide and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule, and Federal or state legislation.

•	Exelon anticipates that it will be subject to the ongoing pressures of rising operating expenses due to increases in costs, such as medical benefits and rising payroll costs due to inflation.

Also, Exelon will continue to incur significant capital costs associated with its commitment to produce and deliver energy reliably to its customers. Increasing capital costs may include the price of uranium, which fuels the nuclear facilities, and continued capital investment in Exelon’s aging distribution infrastructure and generating facilities. Exelon is determined to operate its businesses responsibly and to appropriately manage its operating and capital costs while serving its customers and producing value for its shareholders.

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking earnings, cash flow and financial risk into account. On September 29, 2006, Generation notified the NRC that Generation will begin the application process for a combined COL that would allow for the possible construction of a new nuclear plant in Texas. The filing of the letter with the NRC launched a process that preserves for Exelon and Generation the option to develop a new nuclear plant in Texas without immediately committing to the full project. In order to continue preserving and assessing this option, Exelon and Generation have approved expenditures on the project of up to $100 million, which includes fees and costs related to the COL, reservation payments and other costs for long-lead components of the project, and other site evaluation and development costs. The development phase of the project is expected to extend into 2009, and funding beyond the $100 million commitment would be subject to extensive analysis. Generation has not made a decision to build a new nuclear plant at this time. Among the various conditions that must be resolved before any formal decision to build is made are a workable solution to spent nuclear fuel disposal, broad public acceptance of a new nuclear plant and assurances that a new plant using the new technology can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, production and other potential tax credits, and other key economic factors. Generation expects to submit the COL application to the NRC in 2008.

•

On December 11, 2007, Generation announced that it will seek to accelerate the decommissioning of its Zion Station in Illinois more than a decade earlier than originally planned. Generation has contracted with EnergySolutions, Inc. to dismantle the nuclear plant, which closed in 1998. Completion of the arrangement is subject to the satisfaction of a number of closing conditions, including the receipt of a private letter ruling from the Internal Revenue Service. Additionally, the NRC must approve the arrangement, and this decision is not expected before the second half of 2008. Upon approval, the Zion Station’s licenses and decommissioning funds would be transferred to EnergySolutions, Inc.

•

During 2006, FERC issued its order approving PJM’s settlement proposal related to its RPM to provide for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period. FERC’s adoption of the settlement proposal has had a favorable impact for owners of generation facilities, particularly for facilities located in constrained zones. PJM’s RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. Subsequent auctions will take place 36 months ahead of the scheduled delivery year.

•

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule implementing Section 316(b) of the Clean Water Act. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. The court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. On November 2, 2007, the industry parties filed a petition seeking review by the U.S. Supreme Court. The respondent environmental and state parties have until March 1, 2008 to respond to the petition. On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the Court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, has performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

•

On May 10, 2007, after completion of a two-year rule making process, the PAPUC adopted final default service regulations, an accompanying policy statement, and a price mitigation policy statement. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Electric distribution companies, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010. The final default service regulations became effective on September 15, 2007.

•

In Pennsylvania and other states where rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on retail customers. Such transition periods have ended for six Pennsylvania electric distribution companies and, in some instances, post-transition electricity price increases occurred. In response to concerns about post-transition rate increases in Pennsylvania, several measures have been either proposed or contemplated by various stakeholders. Certain legislators, for example, have suggested an extension of rate caps. Other measures previously proposed by the Pennsylvania Governor as part of his Energy Independence Strategy included, among other things: a phase-in of increased generation rates after expiration of rate caps; installation of smart metering technology; permission for electric distribution companies to enter into long-term contracts with large industrial customers; creation of a fee on electric consumption that would help fund an $850 million Energy Independence Fund designed to spur the development of a biofuels industry in the state as well as to promote the advancement of energy efficiency and renewable energy initiatives; a requirement for electric distribution companies, such as PECO, to procure electricity for their default-service customers after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power and permit distribution companies to enter into long-term procurement contracts to enable the construction of new generation. As of February 7, 2008, no portion of the Governor’s environmental agenda has been enacted into law. PECO cannot predict what measures, if any, will be introduced in the state legislature or become law in Pennsylvania, nor the disposition of measures in the Pennsylvania Governor’s Energy Independence Strategy. However, any legislation that requires PECO to sell electricity, beginning in 2011, at prices that are below PECO’s cost to procure and deliver electricity to customers or other legislation that would freeze rates or extend the rate cap beyond 2010 could have a material adverse effect on Exelon’s and PECO’s results of operations and cash flows.

•

On October 15, 2007, Generation entered into an agreement (Termination Agreement) with State Line Energy, L.L.C. (State Line), an indirect wholly owned subsidiary of Dominion Resources Inc., to terminate the Power Purchase Agreement dated as of April 17, 1996 (as amended, the PPA) between State Line and Generation relating to the State Line generating facility in Hammond, Indiana. Under the PPA, Generation controlled 515 MW of electric energy and capacity from the State Line facility. FERC approved the Termination Agreement on October 18, 2007. Further, the conditions to the effectiveness of the Termination Agreement were subsequently satisfied and Generation received a net cash payment from State Line of approximately $228 million, after adjustments, in consideration for the termination of the PPA and for the purchase of coal inventories on hand (and in transit) and other assets. As a result of the Termination Agreement, a negative net income impact to Generation of approximately $30 million to $35 million (after tax) per year is expected beginning in 2008 through the end of the original contract term in 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Management discusses these policies, estimates and assumptions within its Accounting and Disclosure Governance Committee on a regular basis and provides periodic updates on management decisions to the Audit Committees of the Exelon, ComEd and PECO Boards of Directors. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Further discussion of the application of these accounting policies can be found in the Combined Notes to Consolidated Financial Statements.

Nuclear Decommissioning Asset Retirement Obligations (ARO) (Exelon and Generation)

Generation must make significant estimates and assumptions in accounting for its obligation to decommission its nuclear generating plants in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).

SFAS No. 143 requires that Generation estimate its obligation for the future decommissioning of its nuclear generating plants. To estimate that liability, Generation uses a probability-weighted, discounted cash flow model which considers multiple outcome scenarios based upon significant estimates and assumptions embedded in the following:

Decommissioning Cost Studies. Generation uses decommissioning cost studies on a unit-by-unit basis to provide a marketplace assessment of the costs and timing of decommissioning activities, which are validated by comparison to current decommissioning projects within its industry and other estimates. Decommissioning cost studies are updated, on a rotational basis, for each of Generation’s nuclear units at a minimum of every five years.

Cost Escalation Studies. Generation uses cost escalation factors to escalate the decommissioning costs from the decommissioning cost studies discussed above through the decommissioning period for each of the units. Cost escalation studies are used to determine escalation factors and are based on inflation indices for labor, equipment and materials, energy, low-level radioactive waste disposal and other costs. Cost escalation studies are updated on an annual basis.

Probabilistic Cash Flow Models. Generation’s probabilistic cash flow models include the assignment of probabilities to various cost, decommissioning alternatives and timing scenarios on a unit-by-unit basis. Probabilities assigned to cost levels include an assessment of the likelihood of actual costs plus 20% (high-cost scenario) or minus 15% (low-cost scenario) over the base cost scenario. Probabilities assigned to decommissioning alternatives assess the likelihood of performing DECON (a method of decommissioning in which the equipment, structures, and portions of a facility and site containing radioactive contaminants are removed and safely buried in a low-level radioactive waste landfill or decontaminated to a level that permits property to be released for unrestricted use shortly after the cessation of operations), Delayed DECON (similar to the DECON scenario but with a 20-year delay) or SAFSTOR (a method of decommissioning in which the nuclear facility is placed and maintained in such condition that the nuclear facility can be safely stored and subsequently decontaminated to levels that permit release for unrestricted use generally within 60 years after cessation of operations) procedures. Probabilities assigned to the timing scenarios incorporate the likelihood of continued operation through current license lives or through anticipated license renewals. Generation’s probabilistic cash flow models also include an assessment of the timing of DOE acceptance of spent nuclear fuel for permanent disposal.

Discount Rates. The probability-weighted estimated future cash flows using these various scenarios are discounted using credit-adjusted, risk-free rates applicable to the various businesses in which each of the nuclear units originally operated.

Changes in the assumptions underlying the foregoing items could materially affect the decommissioning obligation. The following table illustrates the effects of changing certain ARO assumptions, discussed above, while holding all other assumptions constant (dollars in millions):

Change in ARO Assumption	Increase to ARO at December 31, 2007
Cost escalation studies
Uniform increase in escalation rates of 25 basis points	$313
Probabilistic cash flow models
Increase the likelihood of the high-cost scenario by 10 percentage points and decrease the likelihood of the low-cost scenario by 10 percentage points	$113
Increase the likelihood of the DECON scenario by 10 percentage points and decrease the likelihood of the SAFSTOR scenario by 10 percentage points	$147
Increase the likelihood of operating through current license lives by 10 percentage points and decrease the likelihood of operating through anticipated license renewals by 10 percentage points	$226

Under SFAS No. 143, the nuclear decommissioning obligation is adjusted on a periodic basis due to the passage of time and revisions to either the timing or estimated amount of the future undiscounted cash flows required to decommission the nuclear plants. For more information regarding the application of SFAS No. 143, see Notes 1 and 13 of the Combined Notes to Consolidated Financial Statements.

Asset Impairments (Exelon, Generation, ComEd and PECO)

Goodwill (Exelon and ComEd)

Exelon and ComEd have goodwill which relates to the acquisition of ComEd under the PECO/Unicom Merger. Under the provisions of SFAS No. 142, Exelon and ComEd perform assessments for impairment of their goodwill at least annually or more frequently if an event occurs, such as a significant negative regulatory outcome, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of the reporting unit. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information.

In the assessment, Exelon and ComEd estimate the fair value of the ComEd reporting unit using a probability-weighted, discounted cash flow model with scenarios reflecting management’s plans and a resulting range of operating results and cash flows. The model includes an estimate of ComEd’s terminal value based on these expected cash flows and on an earnings multiple approach, which reflects the estimated value of comparable utility companies. Other significant assumptions used in estimating the fair value of the ComEd reporting unit include ComEd’s capital structure, interest rates, utility sector market performance, operating and capital expenditure requirements and other factors. Changes in these variables or in the assessment of how they interrelate could produce a different impairment result, which could be material. For example, a hypothetical decrease of approximately 13% in expected discounted cash flows in ComEd’s 2007 annual assessment would have resulted in ComEd and Exelon failing step 1 of the impairment test. ComEd and Exelon would be required to perform step 2 of the impairment test to determine the amount of an impairment, if any. An impairment would require Exelon and ComEd to reduce both goodwill and current period earnings by the amount of the impairment.

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

Investments (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd, and PECO had investments, including investments held in nuclear decommissioning trust funds, recorded as of December 31, 2007. Beginning in 2006, and in connection with the issuance of FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Generation considers all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. Since the NRC sets limitations on Exelon’s and Generation’s ability to direct the management of the nuclear decommissioning trust fund investments, Exelon and Generation do not have the ability to hold investments with unrealized losses through a recovery period and, accordingly, unrealized holding losses are recognized immediately, which are included in other, net in Exelon’s and Generation’s Consolidated Statements of Operations.

Depreciable Lives of Property, Plant and Equipment (Exelon, Generation, ComEd and PECO)

The Registrants have significant investments in electric generation assets and electric and natural gas transmission and distribution assets. Depreciation of these assets is generally provided over their estimated service lives on a straight-line basis using the composite method. The estimation of service lives requires management judgment regarding the period of time that the assets will be in use. As circumstances warrant, the estimated service lives are reviewed to determine if any changes are needed. Changes to depreciation estimates in future periods could have a significant impact on the amount of property, plant and equipment recorded and the amount of depreciation expense recorded in the income statement.

The estimated service lives of the nuclear-fuel generating facilities are based on the estimated useful lives of the stations, which assume a 20-year license renewal extension of the operating licenses for all of Generation’s operating nuclear generating stations. While Generation has received license renewals for certain facilities, and has applied for or expects to apply for and obtain approval of license renewals for the remaining facilities, circumstances may arise that would prevent Generation from obtaining additional license renewals. A change in depreciation estimates resulting from Generation’s inability to receive additional license renewals could have a significant effect on Generation’s results of operations. Generation also periodically evaluates the estimated service lives of its fossil fuel and hydroelectric generating facilities based on feasibility assessments as well as economic and capital requirements. A change in depreciation estimates resulting from Generation’s extension or reduction of the estimated service lives could have a significant effect on Generation’s results of operations.

ComEd reviews its estimated service lives when circumstances, such as technological changes, warrant such a review. ComEd’s last depreciation study was performed in 2002.

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

Defined Benefit Pension and Other Postretirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO, and Exelon Corporate employees, except for those employees of Generation’s wholly owned subsidiary, AmerGen, who participate in the separate AmerGen-sponsored defined benefit pension plan and other postretirement welfare benefit plan. See Note 15—Retirement Benefits of the Combined Notes to Consolidated Financial Statements for further information regarding the accounting for the defined benefit pension plans and postretirement benefit plans.

The measurement of the plan obligations and costs of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. When determining the various assumptions that are required, Exelon considers historical information as well as future expectations. The benefit costs are affected by, among other things, the actual rate of return on plan assets, the long-term expected rate of return on plan assets, the discount rate applied to benefit obligations, the incidence of mortality, the expected remaining service period of plan participants, level of compensation and rate of compensation increases, employee age, length of service, the long-term expected investment crediting rate, the anticipated rate of increase of health care costs and the level of benefits provided to employees and retirees.

The selection of key actuarial assumptions utilized in the measurement of the plan obligations and costs drives the results of the analysis and the resulting charges. The long-term expected rate of return on plan assets (EROA) assumption used in calculating pension cost was 8.75% for 2007 and 9.00% for 2006 and 2005. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.85%, 8.15% and 8.30% in 2007, 2006 and 2005, respectively. A lower EROA is used in the calculation of other postretirement benefit costs, as the other postretirement benefit trust activity is partially taxable while the pension trust activity is non-taxable. The EROA is based on current and forecasted asset allocations as described in Note 15—Retirement Benefits of the Combined Notes to Consolidated Financial Statements. A change in the strategy of the asset allocations could significantly impact the EROA and related costs.

Exelon calculates the expected return on pension and other postretirement benefit plan assets by multiplying the EROA by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS No. 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106) allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. Exelon uses a calculated value when determining the MRV of the pension plan assets that adjusts for 20% of the difference between fair value and expected MRV of plan assets. This calculated value has the effect of stabilizing variability in assets to which Exelon applies that expected return. Exelon uses fair value when determining the MRV of the other postretirement benefit plan assets and the AmerGen pension plan assets.

The discount rate for determining the pension benefit obligations was 6.20%, 5.90% and 5.60% at December 31, 2007, 2006 and 2005, respectively. The discount rate for determining the other postretirement benefit obligations was 6.20%, 5.85% and 5.60% at December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, the discount rate was determined by developing a spot rate curve based on the yield to maturity of more than 400 Aa graded non-callable (or callable with make whole provisions) bonds with similar maturities to the related pension and other postretirement benefit obligations. The spot rates are used to discount the estimated distributions under the pension and other postretirement benefit plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

The discount rate assumptions used to determine the obligation at year-end will be used to determine the cost for the following year. Exelon will use a discount rate and EROA of 6.20% and 8.75%, respectively, for estimating its 2008 pension costs. Additionally, Exelon will use a discount rate and expected return on plan assets of 6.20% and 7.80%, respectively, for estimating its 2008 other postretirement benefit costs.

The following tables illustrate the effects of changing certain of the major actuarial assumptions discussed above (dollars in millions):

Change in Actuarial Assumption	Impact on Pension Liability at December 31, 2007	Impact on 2007 Pension Cost	Impact on Postretirement Benefit Liability at December 31, 2007	Impact on 2007 Postretirement Benefit Cost
Pension benefits
Decrease discount rate by 0.5%	$648	$57	$207	$26
Decrease rate of EROA by 0.5%	—	47	—	7

Assumed health care cost trend rates also have a significant effect on the costs reported for Exelon’s and AmerGen’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects on the December 31, 2007 postretirement benefit obligation and estimated 2007 costs (dollars in millions):

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2007	Impact on 2007 Total Service and Interest Cost Components
Increase assumed health care cost trend by 1%	$422	$48
Decrease assumed health care cost trend by 1%	(349)	(39)

Extending the year at which the ultimate health care trend rate of 5% is forecasted to be reached by 5 years would have had the following effects on the December 31, 2007 postretirement benefit obligation and estimated 2007 costs (dollars in millions):

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2007	Impact on 2007 Total Service and Interest Cost Components
Increase the year at which the ultimate health care trend rate of 5% is forecasted to be reached by 5 years	$139	$18

The assumptions are reviewed annually and at any interim remeasurement of the plan obligations. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change. The impact of assumption changes on pension and other postretirement benefit obligations is generally recognized over the expected average remaining service period of the employees rather than immediately recognized in the income statement as allowed by SFAS No. 87 and SFAS No. 106.

For pension benefits, Exelon amortizes its unrecognized prior service costs, transition obligations, and certain of its actuarial gains and losses, as applicable, based on participants’ average remaining service periods. For other postretirement benefits, Exelon amortizes its unrecognized prior service costs over participants’ average remaining service period related to eligibility age, and amortizes its transition obligations and certain actuarial gains and losses over participants’ average remaining service period to expected retirement. The average remaining service period of defined pension plan participants was 13.0 years, 13.5 years and 13.8 years for the years ended December 31, 2007, 2006 and 2005, respectively. The average remaining service period of postretirement benefit plan participants related to eligibility age was 6.9 years, 7.3 years and 7.5 years for the years ended December 31, 2007, 2006 and 2005, respectively. The average remaining service period of postretirement benefit plan participants related to expected retirement was 9.7 years, 10.3 years and 10.9 years for the years ended December 31, 2007, 2006 and 2005, respectively.

Regulatory Accounting (Exelon, ComEd and PECO)

Exelon, ComEd and PECO account for their regulated electric and gas operations in accordance with SFAS No. 71, which requires Exelon, ComEd, and PECO to reflect the effects of rate regulation in their financial statements. Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or gains that are required to be returned to customers. Use of SFAS No. 71 is applicable to utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2007, Exelon, ComEd and PECO have concluded that the operations of ComEd and PECO meet the criteria. If it is concluded in a future period that a separable portion of their businesses no longer meets the criteria, Exelon, ComEd and PECO are required to eliminate the financial statement effects of regulation for that part of their businesses, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in their Consolidated Balance Sheets and the recognition of a one-time extraordinary item in their Consolidated Statements of Operations. The impact of not meeting the criteria of SFAS No. 71 could be material to the financial statements of Exelon, ComEd and PECO. At December 31, 2007, the extraordinary gain could have been as much as $2.9 billion (before taxes) as a result of the elimination of ComEd’s regulatory assets and liabilities had it been determined that ComEd could no longer maintain regulatory assets and liabilities under SFAS No. 71. Similarly, at December 31, 2007, the extraordinary charge could have been as much as $3.0 billion (before taxes) as a result of the elimination of PECO’s regulatory assets and liabilities had it been determined that PECO could no longer maintain regulatory assets and liabilities under SFAS No. 71. Exelon would record an extraordinary gain or charge in an equal amount related to ComEd’s and PECO’s regulatory assets and liabilities in addition to a (before taxes) charge against other comprehensive income of up to $1.2 billion and $74 million for ComEd and PECO, respectively, related to Exelon’s regulatory assets associated with its defined benefit postretirement plans. The resolution of the above items and the impact on ComEd’s capital structure could lead to an additional impairment of ComEd’s goodwill, which could be significant and at least partially offset the extraordinary gain discussed above. A write-off of regulatory assets and liabilities could limit the ability of ComEd and PECO to pay dividends under Federal and state law. See Notes 4, 8 and 20 of the Combined Notes to Consolidated Financial Statements for further information regarding regulatory issues, ComEd’s goodwill and the significant regulatory assets and liabilities of Exelon, ComEd and PECO, respectively.

For each regulatory jurisdiction in which they conduct business, Exelon, ComEd and PECO continually assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement. This assessment includes consideration of factors such as changes in applicable regulatory environments and recent rate orders to other regulated entities in the same jurisdiction. Furthermore, Exelon, ComEd and PECO make other judgments related to the financial statement impact of their regulatory environments, such as the types of adjustments to rate base that will be acceptable to regulatory bodies and the types of costs and the extent, if any, to which those costs will be recoverable through rates. Additionally, estimates are made as to the amount of revenues billed under certain regulatory orders that will ultimately be refunded to customers upon finalization of the appropriate regulatory process. These assessments are based, to the extent possible, on past relevant experience with regulatory bodies, known circumstances specific to a particular matter, discussions held with the applicable regulatory body, and other factors. If the assessments and estimates made by Exelon, ComEd and PECO are ultimately different than actual events, the impact on their results of operations, financial position, and cash flows could be material.

Accounting for Derivative Instruments (Exelon, Generation, ComEd and PECO)

The Registrants utilize derivative instruments to manage their exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and changes in the fair value of outstanding debt. Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. Additionally, Generation enters into energy-related derivatives for proprietary trading purposes. ComEd has a five-year financial swap contract with Generation that extends into 2013. PECO has entered into derivative gas contracts to hedge its long term price risk in the natural gas market. ComEd and PECO do not enter into derivatives for proprietary trading purposes. The Registrants’ derivative activities are in accordance with Exelon’s Risk Management Policy (RMP). See Note 10 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ derivative instruments.

The Registrants account for derivative financial instruments under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133) and related interpretations. Determining whether or not a contract qualifies as a derivative under SFAS No. 133 requires that management exercise significant judgment, including assessing the liquidity of its market as well as determining whether a contract has one or more underlyings and one or more notional amounts. Further, interpretive guidance related to SFAS No. 133 continues to evolve, including how it applies to energy and energy-related products. Changes in management’s assessment of contracts and the liquidity of their markets and changes in interpretive guidance related to SFAS No. 133 could result in previously excluded contracts being subject to the provisions of SFAS No. 133. Generation has determined that contracts to purchase uranium do not meet the definition of a derivative under SFAS No. 133 since they do not provide for net settlement and the uranium markets are not sufficiently liquid to conclude that forward contracts are readily convertible to cash. If the uranium markets do become sufficiently liquid in the future and Generation begins to account for uranium purchase contracts as derivative instruments, the fair value of these contracts would be accounted for consistent with Generation’s other derivative instruments. In this case, if market prices differ from the underlying prices of the contracts, Generation would be required to record a mark-to-market gain or loss, which may have a material impact to Exelon’s and Generation’s financial positions and results of operations.

Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases or normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as fair-value or cash-flow hedges. For fair-value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting and for energy-related derivatives entered for proprietary trading purposes, changes in the fair value of the derivatives are recognized in earnings each period. For ComEd’s financial swap contract with Generation, ComEd records changes in the fair value of the swap as well as an offsetting regulatory asset or liability.

Normal Purchases and Normal Sales Exception. Determining whether a contract qualifies for the normal purchases and normal sales exception requires that management exercise judgment on whether the contract will physically deliver and requires that management ensure compliance with all of the associated qualification and documentation requirements. Revenues and expenses on contracts that qualify as normal purchases or normal sales are recognized when the underlying physical transaction is completed. “Normal” purchases and sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. While these contracts are considered derivative financial instruments under SFAS No. 133, the majority of these transactions have been designated as “normal” purchases or “normal” sales and are thus not required to be recorded at fair value, but on an accrual basis of accounting. If it were determined that a transaction designated as a “normal” purchase or a “normal” sale no longer met the scope exceptions, the fair value of the related contract would be recorded on the balance sheet and immediately recognized through earnings.

Commodity Contracts. Identification of a commodity contract as a qualifying cash-flow hedge requires Generation to determine that the contract is in accordance with the RMP, the forecasted future transaction is probable, and the hedging relationship between the commodity contract and the expected future purchase or sale of the commodity is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. Internal models that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such a commodity contract designated as a hedge. Generation reassesses its cash-flow hedges on a regular basis to determine if they continue to be effective and that the forecasted future transactions are probable. When a contract does not meet the effective or probable criteria of SFAS No. 133, hedge accounting is discontinued and changes in the fair value of the derivative are recorded through earnings.

As a result of the Settlement reached in 2007, ComEd and Generation entered into a financial swap contract that has been designated as a cash flow hedge by Generation but has not been designated for hedge accounting by ComEd. The effect of the contract will be to cause Generation to pay market prices and ComEd to pay fixed prices for a portion of ComEd’s electricity supply requirement into 2013. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

As a part of accounting for derivatives, the Registrants make estimates and assumptions concerning future commodity prices, load requirements, interest rates, the timing of future transactions and their probable cash flows, the fair value of contracts and the expected changes in the fair value in deciding whether or not to enter into derivative transactions, and in determining the initial accounting treatment for derivative transactions. Generation uses quoted exchange prices to the extent they are available or external broker quotes in order to determine the fair value of energy contracts. When external prices are not available, Generation uses internal models to determine the fair value. These internal models include assumptions of the future prices of energy based on the specific market in which the energy is being purchased, using externally available forward market pricing curves for all periods possible under the pricing model. For options contracts, Generation uses the Black model, a standard industry valuation model, to determine the fair value of energy derivative contracts that are marked-to-market.

See ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Normal Operations and Hedging Activities for further information regarding sensitivity analysis related to market price exposure.

Interest-Rate Derivative Instruments. To determine the fair value of interest-rate swap agreements, the Registrants primarily use available market pricing curves.

Taxation (Exelon, Generation, ComEd and PECO)

Beginning January 1, 2007, the Registrants began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. Prior to January 1, 2007, the Registrants estimated their uncertain income tax obligations in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), SFAS No. 5, and Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements-a replacement of FASB Concepts Statement No. 3 (incorporating an amendment of FASB Concepts Statement No. 2)” (CON 6). The Registrants recognize accrued interest related to unrecognized tax benefits in interest expense or interest income in other income and deductions on their Consolidated Statements of Operations. The Registrants also have non-income tax obligations related to real estate, sales and use and employment-related taxes and ongoing appeals related to these tax matters that are outside the scope of FIN 48 and accounted for under SFAS No. 5 and CON 6.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. The Registrants also assess their ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. The Registrants do not record valuation allowances for deferred tax assets that the Registrants believe will be realized in future periods. While the Registrants believe the resulting tax balances as of December 31, 2007 and 2006 are appropriately accounted for in accordance with FIN 48, SFAS No. 5, SFAS No. 109 and CON 6 as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to their consolidated financial statements and such adjustments could be material. See Note 12 of the Combined Notes to Consolidated Financial Statements for further information regarding taxes.

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

Environmental Costs

Environmental investigation and remediation liabilities are based upon estimates with respect to the number of sites for which the Registrants will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, the timing of the remediation work, changes in technology, regulations and the requirements of local governmental authorities. These matters, if resolved in a manner different from the estimate, could have a material effect on the Registrants’ results of operations, financial position and cash flow.

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

Exelon and Generation have a reserve for asbestos-related bodily injury claims for open claims presented to Generation as of December 31, 2007 and for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Exelon’s and Generation’s management each determined that it was not reasonable to estimate future asbestos-related personal injury claims beyond 2030 based on the historical claims data available and the significant amount of judgment required to estimate this liability. In calculating the future losses, management made various assumptions, including but not limited to, the overall number of future claims estimated through the use of actuarial models, Exelon’s estimated portion of future settlements and obligations, the distribution of exposure sites, the anticipated future mix of diseases that relate to asbestos exposure and the anticipated levels of awards made to plaintiffs. Exelon obtains periodic updates of the estimate of future losses. The amounts recorded by Generation for estimated future asbestos-related bodily injury claims are based upon historical experience and actuarial studies. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos-related litigation and possible legislative measures in the United States, could cause the actual costs to be higher or lower than projected. These estimates for asbestos-related bodily injury cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on Exelon’s or Generation’s results of operations, financial position and cash flow.

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

Generation’s revenue from service agreements is dependent upon when the services are rendered. Service agreements representing a cost recovery arrangement are presented gross within revenues for the amounts due from the party receiving the service, and the costs associated with providing the service are presented within operating and maintenance expenses.

The allowance for uncollectible accounts reflects the Registrants’ best estimates of probable losses on the accounts receivable balances. The allowance is based on known troubled accounts, historical experience and other currently available evidence. For ComEd and PECO, customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, which normally occurs on a monthly basis. Customer accounts are written off consistent with approved regulatory guidelines. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories and are prohibited from terminating electric service to certain residential customers due to nonpayment during certain months of the year. ComEd’s and PECO’s provisions for uncollectible accounts will continue to be affected by changes in prices as well as changes in ICC and PAPUC regulations, respectively. Under Pennsylvania’s Competition Act, licensed entities, including competitive electric generation suppliers, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in PECO’s retail electric service territory. Currently, there are no third parties providing billing of PECO’s charges to customers or advanced metering; however, if this occurs, PECO would need to make adjustments to the provision for uncollectible accounts for the ability of the third parties to collect such receivables from the customers.

ComEd’s and PECO’s allowance for uncollectible accounts expense increased by $25 million and $13 million, respectively, in 2007 as compared to 2006. These increases resulted from a change in collectibility assumptions in response to changes in the customer payment patterns, changes in customer prices, changes in termination practices and certain changes in business and economic conditions. To the extent that actual collectibility differs from management’s estimates by 5%, the after-tax impact would be higher or lower by an estimated $4 million, $2 million, $2 million and less than $1 million for Exelon, ComEd, PECO and Generation, respectively. See ITEM 15. Exhibits and Financial Statement Schedules—Schedule II—Valuation and Qualifying Accounts for the rollforwards of allowance for uncollectible accounts.

Results of Operations (Dollars in millions, except for per share data, unless otherwise noted)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Results of Operations—Exelon

	2007	2006	Favorable (unfavorable) variance
Operating revenues	$18,916	$15,655	$3,261
Operating expenses
Purchased power and fuel	7,642	5,232	(2,410)
Operating and maintenance	4,289	3,868	(421)
Impairment of goodwill	—	776	776
Depreciation and amortization	1,520	1,487	(33)
Taxes other than income	797	771	(26)

Total operating expenses	14,248	12,134	(2,114)

Operating income	4,668	3,521	1,147
Other income and deductions
Interest expense	(647)	(616)	(31)
Interest expense to affiliates, net	(203)	(264)	61
Equity in losses of unconsolidated affiliates	(106)	(111)	5
Other, net	460	266	194

Total other income and deductions	(496)	(725)	229

Income from continuing operations before income taxes	4,172	2,796	1,376
Income taxes	1,446	1,206	(240)

Income from continuing operations	2,726	1,590	1,136
Income from discontinued operations, net of income taxes	10	2	8

Net income	$2,736	$1,592	$1,144

Diluted earnings per share	$4.05	$2.35	$1.70

Net Income. Exelon’s net income for 2007 increased due to the impact of a $776 million impairment charge in 2006 associated with ComEd’s goodwill; higher average margins on Generation’s wholesale market sales primarily due to the end of the below-market price PPA with ComEd at the end of 2006; increased nuclear output at Generation reflecting fewer outage days; increased transmission revenues at ComEd; increased rates for delivery services at ComEd; favorable weather conditions in the ComEd and PECO service territories; increased delivery volume, excluding the effects of weather, at ComEd and PECO; income associated with the termination of Generation’s PPA with State Line; a favorable PJM billing settlement with PPL; decreased nuclear refueling outage costs; incremental storm costs in 2006 associated with storm damage in the PECO service territory; gains realized on decommissioning trust fund investments related to changes in the investment strategy; favorable income tax benefit associated with Exelon’s method of capitalizing overhead costs; increased earnings associated with synthetic fuel-producing facilities; the reduction in the reserve related to the successful PURTA tax appeal at PECO; and a charge in 2006 associated with the termination of the proposed merger with PSEG. These increases were partially offset by decreased energy margins at ComEd due to the end of the regulatory transition period; unrealized mark-to-market losses on contracts not yet settled; the impact of the Settlement; a loss associated with Generation’s tolling agreement with Georgia Power related to the contract with Tenaska; a greater reduction in 2006 compared to 2007 in Generation’s nuclear decommissioning obligation related to the AmerGen nuclear plants; the impact of inflationary cost pressures; increased pension and non-pension postretirement benefits expense; increased uncollectible accounts expense at ComEd and PECO; incremental storm costs associated with storm damage in the ComEd service territory; a charitable contribution of $50 million to the Exelon Foundation; increased amortization expense related to scheduled CTC amortization at PECO; costs associated with the possible construction of a new nuclear plant in Texas; benefits in 2006 of approximately $288 million to recover certain costs by the ICC rate orders; and the impact of favorable tax settlements at PECO in 2006.

Operating Revenues. Operating revenues increased due to an increase in wholesale and retail electric sales at Generation resulting from higher volumes of generation sold to the market at higher prices as a result of the expiration of the ComEd PPA at the end of 2006; income associated with the termination of Generation’s PPA with State Line; the impact of rate changes and mix at ComEd due to the end of the rate freeze and the implementation of market-based rates for electricity; increased transmission revenues at ComEd resulting from the 2007 transmission rate case; increased rates for delivery services at ComEd; favorable weather conditions in the ComEd and PECO service territories; higher delivery volumes, excluding the effects of weather, at ComEd and PECO; and authorized electric generation rate increases under the 1998 restructuring agreement at PECO. These increases were partially offset by the impact of the Settlement; more non-residential customers at ComEd electing to purchase electricity from a competitive electric generation supplier; costs associated with ComEd’s settlement agreement with the City of Chicago; and the expiration of certain wholesale contracts at ComEd. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense. Purchased power and fuel expense increased due to higher market energy prices; unrealized mark-to-market losses on contracts not yet settled; a loss associated with Generation’s tolling agreement with Georgia Power related to a contract with Tenaska; higher prices for electricity purchased by ComEd; and favorable weather conditions in the ComEd and PECO service territories. Purchased power represented 20% of Generation’s total supply for 2007 and 2006. The increases in purchase power and fuel expense were partially offset by a favorable PJM billing settlement with PPL; more non-residential customers at ComEd electing to purchase electricity from a competitive electric generation supplier; and the expiration of certain wholesale contracts at ComEd. In 2007, as a result of the ICC-approved reverse-auction process, ComEd began procuring electricity, including ancillary services, under its supplier forward contracts from PJM-administered wholesale electricity markets. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense. Operating and maintenance expense increased primarily due to increased pension and non-pension postretirement benefits expense; the impact of inflationary cost pressures; a greater reduction in 2006 compared to 2007 in Generation’s nuclear decommissioning obligation related to the AmerGen nuclear plants; increased uncollectible accounts expense at ComEd and PECO; incremental storm costs associated with storm damage in the ComEd service territory; a charitable contribution of $50 million to the Exelon Foundation; new nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; increased tax consulting fees; and benefits of $201 million recorded at ComEd in 2006 as a result of the 2006 ICC rate orders. These increases were partially offset by a decrease in nuclear refueling outage costs associated with the fewer planned refueling outage days during 2007 compared to 2006; incremental storm costs in 2006 associated with storm damage in the PECO service territory; and a charge recorded in 2006 of approximately $55 million for the write-off of capitalized costs associated with the now terminated proposed merger with PSEG. See further discussion of operating and maintenance expenses by segment below.

Impairment of Goodwill. During 2006, ComEd recorded a $776 million impairment charge associated with its goodwill primarily due to the impacts of the ICC’s July 2006 rate order.

Depreciation and Amortization Expense. Depreciation and amortization expense increased primarily due to scheduled CTC amortization at PECO and additional plant placed in service across Exelon. These increases were partially offset by lower amortization related to investments in synthetic fuel-producing facilities.

Taxes Other Than Income. Taxes other than income increased primarily due to an increase in utility taxes resulting from higher utility revenues at PECO and the impact of favorable tax settlements at PECO in 2006. These increases were partially offset by a reduction in the reserve related to the successful PURTA tax appeal at PECO.

Other Income and Deductions. The change in other income and deductions reflects interest income related to the favorable PJM billing settlement with PPL; a gain related to the sale of investments by Generation; income and gains associated with nuclear decommissioning trust funds, net of other than temporary impairments, primarily associated with changes in Generation’s investment strategy; benefits of $87 million recorded by ComEd in 2006 as a result of the 2006 ICC rate order; and earnings associated with investments in synthetic fuel-producing facilities.

Effective Income Tax Rate. The effective income tax rate was 34.7% for 2007 compared to 43.1% for 2006. The 2007 rate decreased, as compared with 2006, primarily due to ComEd’s non-deductible goodwill impairment charge in 2006 which increased the rate by 9.7% and a decrease of state tax expense in 2007 of 1.5% due to a tax restructuring to allow utilization of separate company losses for state income tax purposes, partially offset by a reduction in synthetic fuel credits of 1.7% in 2007 caused by an increase in the phase-out due to higher oil prices, and other changes amounting to 1.1%. See Note 12 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates and discussion on the investments in synthetic fuel-producing facilities.

Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc (Sithe). In addition, Exelon has sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations. See Notes 2 and 3 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations.

Results of Operations by Business Segment

The comparisons of 2007 and 2006 operating results and other statistical information set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Net Income (Loss) from Continuing Operations by Business Segment

	2007	2006	Favorable (unfavorable) variance
Generation	$2,025	$1,403	$622
ComEd	165	(112)	277
PECO	507	441	66
Other (a)	29	(142)	171

Total	$2,726	$1,590	$1,136

(a)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	2007	2006	Favorable (unfavorable) variance
Generation	$2,029	$1,407	$622
ComEd	165	(112)	277
PECO	507	441	66
Other (a)	35	(144)	179

Total	$2,736	$1,592	$1,144

(a)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations—Generation

	2007	2006	Favorable (unfavorable) variance
Operating revenues	$10,749	$9,143	$1,606

Operating expenses
Purchased power and fuel	4,451	3,978	(473)
Operating and maintenance	2,454	2,305	(149)
Depreciation and amortization	267	279	12
Taxes other than income	185	185	—

Total operating expenses	7,357	6,747	(610)

Operating income	3,392	2,396	996

Other income and deductions
Interest expense	(161)	(159)	(2)
Equity in losses of unconsolidated affiliates	1	(9)	10
Other, net	155	41	114

Total other income and deductions	(5)	(127)	122

Income from continuing operations before income taxes	3,387	2,269	1,118
Income taxes	1,362	866	(496)

Income from continuing operations	2,025	1,403	622

Discontinued operations
Gain on disposal of discontinued operations	4	4	—

Income from discontinued operations	4	4	—

Net income	$2,029	$1,407	$622

Net Income. Generation’s net income for 2007 compared to 2006 increased primarily due to higher revenue, net of purchased power and fuel expense, more than offsetting inflationary and other cost pressures, a greater reduction in 2006 compared to 2007 in the nuclear decommissioning obligation related to the AmerGen nuclear plants and costs associated with the new nuclear plant COL application. Generation’s revenue, net of purchased power and fuel expense, increased due to higher average margins primarily due to the end of the below-market price PPA with ComEd at the end of 2006, the contractual increase in the prices associated with Generation’s PPA with PECO, the termination of the State Line PPA and a favorable PJM billing settlement with PPL in 2007, partially offset by amounts incurred in conjunction with the Settlement, net mark-to-market losses on derivative activities and the execution of the Georgia Power PPA. In addition to these impacts, Generation’s net income for 2007 included (all after tax) gains of $38 million related to changes in Generation’s investment strategy with the decommissioning trust fund investments, a gain on the sale of investments of $11 million and earnings of $4 million associated with the settlement of a tax matter related to Generation’s previous investment in Sithe.

Operating Revenues. For 2007 and 2006, Generation’s revenues were as follows:

Revenue	2007	2006	Variance	% Change
Electric sales to affiliates	$3,537	$4,674	$(1,137)	(24.3)%
Wholesale and retail electric sales	6,834	3,640	3,194	87.7%

Total energy sales revenue	10,371	8,314	2,057	24.7%

Retail gas sales	449	540	(91)	(16.9)%
Trading portfolio	43	14	29	207.1%
Other revenue (a)	(114)	275	(389)	(141.4)%

Total revenue	$10,749	$9,143	$1,606	17.6%

(a)	Includes amounts incurred for the Settlement, income associated with the termination of the State Line PPA, revenues relating to fossil fuel sales and operating service agreements, and decommissioning revenue from PECO during 2007. Includes sales related to tolling agreements, fossil fuel sales and operating service agreements and decommissioning revenue from ComEd and PECO during 2006.

Sales (in GWhs)	2007	2006	Variance	% Change
Electric sales to affiliates	64,406	119,354	(54,948)	(46.0)%
Wholesale and retail electric sales	125,244	71,326	53,918	75.6%

Total sales	189,650	190,680	(1,030)	(0.5)%

Trading volumes of 20,323 GWhs and 31,692 GWhs for 2007 and 2006, respectively, are not included in the table above.

Electric sales to affiliates. The changes in Generation’s electric sales to affiliates for 2007 compared to 2006 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (decrease)
ComEd	$650	$(2,035)	$(1,385)
PECO	169	79	248

Total	$819	$(1,956)	$(1,137)

In the ComEd territories, decreased volumes were the result of the expiration of Generation’s PPA with ComEd effective December 31, 2006. The decrease was partially offset by higher prices received by Generation following the expiration of the PPA, under which Generation was receiving below-market rates. With the expiration of the PPA, Generation is now receiving higher prices from ComEd under the forward supply contracts.

In the PECO territories, higher prices were the result of a scheduled electric generation rate increase that took effect January 1, 2007.

Wholesale and retail electric sales. The changes in Generation’s wholesale and retail electric sales for 2007 compared to 2006 consisted of the following:

Increase (decrease)
Volume	$2,782
Price	412

Increase in wholesale and retail electric sales	$3,194

The increase in wholesale and retail electric sales was primarily the result of higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA at the end of 2006.

Retail gas sales. Retail gas sales decreased $91 million for 2007 as compared to 2006, of which $53 million of the decrease was due to lower volumes as a result of lower demand and $38 million was due to lower realized prices.

Other revenues. The decrease in other revenues in 2007 compared to 2006 was primarily due to a $408 million decrease for amounts recorded related to the Settlement, a decrease of $86 million due to the cessation of a tolling agreement and a $66 million decrease related to the termination of decommissioning collections from ComEd in accordance with the terms and conditions of the ICC order which only permitted such collections through December 31, 2006, partially offset by income of $223 million related to the termination of the State Line PPA. Additionally, a $40 million decrease in other revenues was attributable to the sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) on February 9, 2007 and the resulting absence of revenue thereafter.

Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

Supply Source (in GWhs)	2007	2006	Variance	% Change
Nuclear generation (a)	140,359	139,610	749	0.5%
Purchases—non-trading portfolio	38,021	38,297	(276)	(0.7)%
Fossil and hydroelectric generation	11,270	12,773	(1,503)	(11.8)%

Total supply	189,650	190,680	(1,030)	(0.5)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear.

The following table presents changes in Generation’s purchased power and fuel expense for 2007 compared to 2006. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

(in millions)	Price	Volume	Increase (Decrease)
Purchased power costs (a)	$236	$(47)	$189
Generation costs (b)	2	(5)	(3)
Fuel resale costs	(56)	(38)	(94)
Mark-to-market	n.m.	n.m.	275

Increase in purchased power and fuel expense			$367

(a)	Excludes the net impact of $119 million loss recorded in 2007 associated with Generation’s tolling agreement with Georgia Power related to the contract with Tenaska.
(b)	Excludes the net impact of a $13 million one-time settlement with the Department of Energy recorded in 2006 for uranium enrichment services.
n.m.	Not meaningful

Purchased Power Costs. Purchased power cost includes all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had lower purchased power volumes primarily due to lower volumes needed to supply ComEd as a result of the expiration of the PPA at December 31, 2006. Generation incurred overall higher prices for purchased power, partially offset by a decrease of $28 million due to the favorable PJM billing dispute settlement with PPL in 2007. See Note 13 of the Combined Notes to Consolidated Financial Statements.

Generation Costs. Generation costs include fuel cost for internally generated energy. Generation costs were relatively flat in 2007, as compared to 2006. The decrease in volume of $5 million was primarily due to lower fossil and hydroelectric generation, partially offset by higher nuclear generation.

Fuel Resale Costs. Fuel resale costs include retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for 2007 as compared to 2006 consisted of overall lower prices resulting in a decrease of $56 million. Additionally, a decrease of $38 million was the result of lower volumes caused by lower demand.

Mark-to-market. Mark-to-market losses on power derivative activities were $253 million in 2007 compared to gains of $180 million in 2006. Mark-to-market gains on fuel derivative activities were $81 million in 2007 compared to losses of $77 million in 2006.

The following table presents average electric revenues, supply costs and margins per MWh of electricity sold during 2007, as compared to 2006. As denoted in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

($/MWh)	2007	2006	% Change
Average electric revenue
Electric sales to affiliates	$54.90	$39.16	40.2%
Wholesale and retail electric sales	54.59	51.03	7.0%
Total—excluding the trading portfolio	54.70	43.60	25.5%
Average electric supply cost (a)(b)—excluding the trading portfolio	$20.44	$18.02	13.4%
Average margin—excluding the trading portfolio	$34.26	$25.58	33.9%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales.
(b)	Excludes the net impact of the $119 million loss related to the execution of the Georgia Power PPA and costs related to the termination of the State Line PPA during the twelve months ended December 31, 2007.

The following table presents nuclear fleet operating data for 2007 as compared to 2006. As demonstrated in the table, nuclear fleet capacity factor is defined as the ratio of the actual output of a plant over a period of time and its output if the plant had operated at full capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet production between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

	2007	2006
Nuclear fleet capacity factor (a)	94.5%	93.9%
Nuclear fleet production cost per MWh (a)	$14.46	$13.85

(a)	Excludes Salem, which is operated by PSEG Nuclear.

The nuclear fleet capacity factor increased primarily due to fewer outage days during 2007 compared to 2006. For 2007 and 2006, refueling outage days totaled 195 and 237, respectively, and non-refueling outage days totaled 59 and 71, respectively. The higher number of net MWh’s generated and lower costs due to fewer planned refueling outage days were offset by higher costs for labor, nuclear fuel, NRC reactor fees, security costs and material condition work, resulting in an increase in the production cost per MWh for 2007 as compared to 2006.

Operating and Maintenance Expense. The increase in operating and maintenance expense for 2007 compared to 2006 consisted of the following:

Increase (Decrease)
Payroll, pension and benefit costs	$85
New nuclear site development costs	49
Decommissioning-related activities	40
TEG and TEP related expenses	(39)
Nuclear refueling outage costs including the co-owned Salem plant	(32)
Contractor expenses	24
Corporate allocations	14
Other	8

Increase in operating and maintenance expense	$149

•	The $85 million increase in payroll, pension and benefit costs reflected the impact of inflation as well as an increase in various direct fringe costs.

•

The $49 million increase in new nuclear site development costs was due to costs incurred for the evaluation and development of a new nuclear generating facility in Texas, including fees and costs related to the COL, reservation payments for long-lead components of the project, and other site evaluation and development costs.

•

The $40 million increase in nuclear decommissioning-related activities was primarily associated with the recognition of a credit of $29 million, compared to a credit of $149 million recognized in 2006, representing reductions in the asset retirement obligation in excess of the asset retirement cost balance for the AmerGen units. Additionally, decommissioning-related activities decreased by $66 million resulting from the termination of revenue collections on December 31, 2006 from ComEd, which likewise no longer required an offset through operating and maintenance expense, and decreased by $14 million due to the offset of certain income-taxes associated with decommission-related activity.

•	The $39 million decrease in expenses related to TEG and TEP was due to the sale of the investment in 2007.

•	The $32 million decrease in nuclear refueling outage costs was associated with the fewer planned refueling outage days during 2007 compared to 2006.

•	The $24 million increase in contractor expense was primarily related to staff augmentation and maintenance work at the nuclear, fossil and hydroelectric plants.

•

The $14 million increase in corporate support service costs reflected an increase in a variety of BSC services allocated to Generation, including legal, human resources, financial, information technology and supply management services.

Depreciation and Amortization. The decrease in depreciation and amortization expense for 2007 compared to 2006 was primarily due to the reassessment of the useful lives, for accounting purposes, of several fossil facilities and the write-off of certain asset retirement costs in 2006.

Interest Expense. The increase in net interest expense for 2007 compared to 2006 was primarily attributable to an increase in interest expense related to a change in the estimate of the FIN 48 tax interest calculation and an increase in interest expense related to the bond issuance during the third quarter of 2007, partially offset by an interest payment accrued in 2006 for the settlement of a tax matter, a decline in the amount of commercial paper that was outstanding and an increase in average cash-on-hand balances during 2007 compared to 2006.

Other, Net. The increase in other, net in 2007 compared to 2006 reflects a gain on sale of investments recognized in 2007 and income and gains associated with nuclear decommissioning trust funds, net of other than temporary impairments, primarily associated with changes in Generation’s investment strategy. Effective January 1, 2008, the utilization of the fair value option under SFAS No. 159 for nuclear decommissioning trust funds will allow Generation to recognize unrealized gains, which will be included in other, net in Generation’s Consolidated Statements of Operations. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information regarding the impact of adoption of SFAS No. 159.

Effective Income Tax Rate. The effective tax rate was 40.2% for 2007 compared to 38.2% for 2006. The increase in the effective tax rate was attributable to an increase in deferred tax expense associated with the generation portion of ComEd’s research and development settlement as well as ComEd’s and PECO’s application of the indirect cost capitalization method settlement guidelines recorded in the fourth quarter of 2007. In addition, realized gains recognized in the fourth quarter by the qualified nuclear decommissioning trusts also contributed to the increase in the effective tax rate. See Note 12 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations. Generation’s Consolidated Statement of Income for 2007 reflects a $4 million (after tax) gain on the disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. Generation’s Consolidated Statement of Income and Comprehensive Income for 2006 reflects a $4 million (after tax) gain on disposal of discontinued operations. See Notes 2 and 3 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations—ComEd

	2007	2006	Favorable (unfavorable) variance
Operating revenues	$6,104	$6,101	$3
Purchased power expense	3,747	3,292	(455)

Revenue net of purchased power expense	2,357	2,809	(452)

Other operating expenses
Operating and maintenance	1,091	745	(346)
Impairment of goodwill	—	776	776
Depreciation and amortization	440	430	(10)
Taxes other than income	314	303	(11)

Total other operating expenses	1,845	2,254	409

Operating income	512	555	(43)

Other income and deductions
Interest expense, net	(318)	(308)	(10)
Equity in losses of unconsolidated affiliates	(7)	(10)	3
Other, net	58	96	(38)

Total other income and deductions	(267)	(222)	(45)

Income before income taxes	245	333	(88)
Income taxes	80	445	365

Net income (loss)	$165	$(112)	$277

Net Income. As more fully described below, ComEd’s net income (loss) for 2007 compared to 2006 reflected the impact of a goodwill impairment charge in 2006 partially offset by higher purchased power expense, higher operating and maintenance expense, and the impacts of the 2006 benefits associated with reversing previously incurred expenses as a result of the July 2006 ICC rate order. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which it is allowed to pass-along to its customers without mark-up. While ComEd’s 2007 results reflect an $83 million annual revenue requirement increase as allowed by the ICC, this revenue requirement increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter of 2007. Resolution of the transmission rate case in 2007 resulted in an increase in first year annual transmission network service revenue requirement of approximately $93 million. The rate increases were requested to help reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion. In 2007, ComEd incurred increased costs associated with transitioning from the rate freeze period, including implementing the rate relief programs.

Operating Revenues and Purchased Power Expense. ComEd evaluates its operating performance using the measure of revenue net of purchased power expense. ComEd believes revenue net of purchased power expense is a useful measurement because it provides information that can be used to evaluate its operational performance. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power expense for 2007 compared to 2006 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power Expense	Revenue Net of Purchased Power Expense
Rate changes and mix	$748	$1,346	$(598)
Rate Relief Program	(33)	—	(33)
Transmission	115	(17)	132
Weather	141	83	58
Delivery volume	20	—	20
Customer choice	(917)	(917)	—
Other	(71)	(40)	(31)

Total increase (decrease)	$3	$455	$(452)

Rate changes and mix

Revenue. The increase in revenue related to rate changes and mix primarily reflects the end of the rate freeze and the implementation of market-based rates for electricity and the impact of the distribution rate increase. In 2006, most customers were charged a bundled rate that included distribution, transmission and the cost of electricity. Additionally, under Illinois law, no CTCs are permitted to be collected after 2006. As of January 2007, ComEd began billing customers on an unbundled basis, which includes separate charges for distribution, transmission and electricity. Given the relatively small increase of $83 million approved by the ICC in the annual distribution revenue requirements, the majority of the change in year-over-year pricing was driven by the inclusion of market-based electricity rates. The market-based electricity rates were determined through the reverse-auction competitive bidding process. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information. Additionally starting in 2007, ComEd is recovering former manufactured gas plant remediation costs from customers.

Purchased Power. Purchased power increased due to higher electricity prices. The PPA with Generation terminated at the end of 2006. In 2007, as a result of the ICC-approved reverse-auction process, ComEd began procuring electricity, including ancillary services, under its supplier forward contracts for the blended and annual products and from PJM-administered wholesale electricity markets for the hourly product. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information on the reverse-auction process.

Rate Relief Program

Revenue. As part of its program for customer rate relief, ComEd is funding a portion of the credits issued to customers. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information on the Rate Relief Programs.

Transmission

Revenue. In 2007, ComEd experienced increased revenue from the provision of transmission services resulting from increased peak and kWh load within the ComEd service territory. Additionally on June 5, 2007, FERC issued an order in ComEd’s transmission rate case conditionally approving ComEd’s proposal to implement a formula-based transmission rate and associated rate increase effective May 1, 2007, subject to refund. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information on the Transmission Rate Case.

Purchased Power. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and ComEd became obligated to pay SECA charges. These charges were being collected subject to refund as they are being disputed. ComEd recorded SECA collections and payments on a net basis through purchased power expense. SECA charges expired on March 31, 2006. As ComEd was a net collector of SECA charges, ComEd recorded $5 million of net SECA collections in 2006. Also during 2006, ComEd adjusted its reserve for possible SECA refunds. In 2007, based on FERC approval of certain settlements, ComEd reduced its reserve for possible SECA refunds to reflect management’s best estimate of the remaining amounts that will ultimately be required to be refunded. The reserve existing at December 31, 2007 continues to represent management’s best estimate. Management of ComEd believes that the appropriate reserve has been established in the event that some portion of the remaining SECA collections that are not settled are required to be refunded. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.

Weather

Revenue. Revenues were higher due to favorable weather conditions for 2007 compared to 2006. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather in non-summer months reduces demand. In ComEd’s service territory, heating degree days were 8% higher and cooling degree days were 19% higher during 2007 compared to 2006.

Purchased Power. The increase in purchased power expense attributable to weather resulted from higher demand due to favorable weather conditions in the ComEd service territory relative to the prior year.

Delivery volume

Revenue. The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Customer choice

Revenue. All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of December 31, 2007, three competitive electric generation suppliers had been granted approval to serve residential customers in the ComEd service territory. However, these suppliers are not currently supplying electricity to any of ComEd’s residential customers.

As a result of ComEd’s higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For 2007 and 2006, 48% and 28%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers or the ComEd power purchase option (PPO) which is based on market-based rates. Most of the customers previously receiving electricity under the PPO are now electing either to buy their electricity from a competitive electric generation supplier or from ComEd under tariff rates.

	2007	2006
Retail customers purchasing electricity from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	44,200	20,300
Percentage of total retail customers	1%		(b)
Volume (GWhs) (a)	45,070	25,521
Percentage of total retail deliveries	48%	28%

(a)	One GWh is the equivalent of one million kWh.
(b)	Less than one percent.

Purchased Power. The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Other

Revenue—Wholesale Contracts. ComEd’s revenue decreased $64 million as a result of certain wholesale contracts expiring in May 2007.

Revenue—City of Chicago Settlement. ComEd paid $23 million under the terms of its 2007 settlement agreement with the City of Chicago, which was recorded as a reduction of revenue. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information.

Revenue—Economic Hedge Derivative Contracts. During 2007 as compared to 2006, ComEd had a net $6 million increase in economic hedge derivative contracts activity, including mark-to-market adjustments and settlements.

Purchased Power—Wholesale Contracts. ComEd’s purchased power decreased $50 million as a result of certain wholesale contracts expiring in May 2007.

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2007 compared to 2006 consisted of the following:

Increase (Decrease)
ICC rate order (a)	$201
Contracting	31
Allowance for uncollectible accounts expense (b)	26
Wages and salaries	23
Incremental storm-related costs	19
Fringe benefits (c)	14
Corporate allocations	11
Materials and supplies expense	8
Post rate freeze period transition expenses (d)	7
Postage	7
Other	(1)

Increase in operating and maintenance expense	$346

(a)	As a result of the July 2006 ICC rate order and the December 2006 ICC rehearing order, ComEd recorded one-time benefits associated with reversing previously incurred expenses including severance costs, MGP costs, procurement case and rate case costs.
(b)	This increase resulted from a change in collectibility assumptions in response to changes in the customer payment patterns, changes in customer prices, changes in termination practices and certain changes in business and economic conditions.
(c)	Reflects increases in various fringe benefits primarily due to increased pension and other postretirement benefits costs.
(d)	Includes increased advertising costs, costs associated with the Rate Relief programs and other costs associated with transitioning to the post rate freeze period. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information.

Impairment of Goodwill. ComEd performs an assessment of goodwill for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The assessment compares the carrying value of goodwill to the estimated fair value of goodwill as of a point in time. The estimated fair value incorporates management’s assessment of current events and expected future cash flows. See Note 8 of the Combined Notes to the Consolidated Financial Statements for additional information. During the third quarter of 2006, ComEd completed an interim assessment of goodwill for impairment purposes to reflect the adverse affects of the ICC’s July 2006 rate order. The assessment indicated that ComEd’s goodwill was impaired and a charge of $776 million was recorded. ComEd’s 2007 annual goodwill impairment assessment (performed in the fourth quarter) resulted in no additional impairment. ComEd had approximately $2.6 billion of remaining goodwill as of December 31, 2007.

Depreciation and Amortization Expense. The changes in depreciation and amortization expense for 2007 compared to 2006 consisted of the following:

Increase (decrease)
Depreciation expense associated with higher plant balances	$15
Other amortization expense	(5)

Increase in depreciation and amortization expense	$10

In 2006, ComEd’s amortization primarily reflected $43 million of the amortization of the regulatory asset for recoverable transition costs, while in 2007, ComEd’s amortization primarily reflected the initial $35 million of amortization of the various regulatory assets authorized by the ICC in its 2006 orders. See Notes 19 and 20 of the Combined Notes of the Consolidated Financial statements for more information.

Taxes Other Than Income. Taxes other than income increased for 2007 compared to 2006 primarily as a result of a $7 million refund of Illinois Electricity Distribution tax received in 2006.

Interest Expense, Net. The increase in interest expense, net for 2007 compared to 2006 consisted of the following:

Increase (decrease)
Interest expense on debt (a)	$24
Amortization of debt-related costs (b)	20
Interest expense related to uncertain tax positions (c)	(32)
Other	(2)

Increase in interest expense, net	$10

(a)	This increase resulted from higher debt balances and higher interest rates.
(b)	In 2007, ComEd’s interest expense, net reflected the initial amortization of the regulatory asset related to the early debt retirement costs authorized by the ICC in 2006.
(c)	ComEd adopted FIN 48 on January 1, 2007. See Note 12 of the Combined Notes of the Consolidated Financial statements for more information.

Other, Net. The changes in other, net for 2007 compared to 2006 consisted of the following:

Increase (Decrease)
ICC rate order (a)	$(87)
Interest income related to uncertain tax positions (b)	41
Gain on disposal of assets and investments, net	4
Other	4

Decrease in other, net	$(38)

(a)	As a result of the July 2006 ICC rate order, ComEd recorded one-time benefits associated with reversing previously incurred expenses to retire debt early.
(b)	ComEd adopted FIN 48 on January 1, 2007. See Note 12 of the Combined Notes of the Consolidated Financial statements for more information.

Effective Income Tax Rate. The effective income tax rate was 32.7% for 2007, compared to 133.6% for 2006. The decrease in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill accounting. The non-deductible goodwill impairment charge decreased income (loss) before income taxes which increased the effective tax rate from continuing operations by 81.6% in 2006. The balance of the reduction was due to a benefit recorded for the indirect cost capitalization change in 2007. See Note 12 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Electric Operating Statistics and Revenue Detail

Retail Deliveries—(in GWhs)	2007	2006	Variance	% Change
Full service (a)
Residential	29,374	28,330	1,044	3.7%
Small commercial & industrial	16,452	24,122	(7,670)	(31.8)%
Large commercial & industrial	1,915	10,336	(8,421)	(81.5)%
Public authorities & electric railroads	766	2,254	(1,488)	(66.0)%

Total full service	48,507	65,042	(16,535)	(25.4)%

PPO
Small commercial & industrial	16	2,475	(2,459)	(99.4)%
Large commercial & industrial	34	2,259	(2,225)	(98.5)%

	50	4,734	(4,684)	(98.9)%

Delivery only (b)
Small commercial & industrial	17,380	5,505	11,875	n.m.
Large commercial & industrial	27,122	15,282	11,840	77.5%
Public authorities & electric railroads	518	—	518	n.m.

	45,020	20,787	24,233	116.6%

Total PPO and delivery only	45,070	25,521	19,549	76.6%

Total retail deliveries	93,577	90,563	3,014	3.3%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(b)	Delivery only service reflects customers electing to receive generation service from a competitive electric generation supplier.
n.m.	Not meaningful.

Electric Revenue	2007	2006	Variance	% Change
Full service (a)
Residential	$3,161	$2,453	$708	28.9%
Small commercial & industrial	1,618	1,882	(264)	(14.0)%
Large commercial & industrial	151	563	(412)	(73.2)%
Public authorities & electric railroads	67	137	(70)	(51.1)%

Total full service	4,997	5,035	(38)	(0.8)%

PPO (b)
Small commercial & industrial	1	178	(177)	(99.4)%
Large commercial & industrial	3	137	(134)	(97.8)%

	4	315	(311)	(98.7)%

Delivery only (c)
Small commercial & industrial	261	85	176	n.m.
Large commercial & industrial	276	155	121	78.1%
Public authorities & electric railroads	5	—	5	n.m.

	542	240	302	125.8%

Total PPO and delivery only	546	555	(9)	(1.6)%

Total electric retail revenues	5,543	5,590	(47)	(0.8)%
Other revenues (d)	561	511	50	9.8%

Total operating revenues	$6,104	$6,101	$3	n.m.

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy.
(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 2006.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 2006.
(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities, other wholesale energy sales and economic hedge derivative contracts.
n.m.	Not meaningful

Results of Operations—PECO

	2007	2006	Favorable (unfavorable) variance
Operating revenues	$5,613	$5,168	$445
Purchased power expense and fuel expense	2,983	2,702	(281)

Revenue net of purchased power expense and fuel expense	2,630	2,466	164

Other operating expenses
Operating and maintenance	630	628	(2)
Depreciation and amortization	773	710	(63)
Taxes other than income	280	262	(18)

Total other operating expenses	1,683	1,600	(83)

Operating income	947	866	81

Other income and deductions
Interest expense, net	(248)	(266)	18
Equity in losses of unconsolidated affiliates	(7)	(9)	2
Other, net	45	30	15

Total other income and deductions	(210)	(245)	35

Income before income taxes	737	621	116
Income taxes	230	180	(50)

Net income	507	441	66
Preferred stock dividends	4	4	—

Net income on common stock	$503	$437	$66

Net Income. PECO’s net income for 2007 compared to 2006 increased primarily due to higher operating revenues net of purchased power and fuel expense, which reflected increased sales from favorable weather conditions, increased usage across all customer classes for both electric and gas, the completion of certain authorized rate increases that began in 2006 and the favorable settlement of a PJM billing dispute, as well as the recognition of income resulting from a reduction in the reserve after the successful PURTA tax appeal. Partially offsetting these factors was higher scheduled CTC amortization, which was in accordance with the 1998 restructuring settlement mandated by the Competition Act.

Electric and Gas Operating Revenues, Purchased Power Expense and Fuel Expense. PECO believes revenue net of purchased power expense and revenue net of fuel expense are useful measurements because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power expense and fuel expense and revenue net of purchased power and fuel expense for 2007 compared to 2006 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power Expense	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power Expense and Fuel Expense	Net
Weather	$108	$47	$61	$119	$98	$21	$227	$145	$82
Volume	82	32	50	4	6	(2)	86	38	48
Rate increases (decreases)	195	184	11	(114)	(114)	—	81	70	11
Settlement of PJM billing dispute	—	(10)	10	—	—	—	—	(10)	10
Customer choice	8	8	—	—	—	—	8	8	—
Other rate changes and mix	(28)	(3)	(25)	5	8	(3)	(23)	5	(28)
Other	38	4	34	28	21	7	66	25	41

Total increase	$403	$262	$141	$42	$19	$23	$445	$281	$164

Weather

Revenues. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Revenues were higher due to favorable weather conditions in PECO’s service territory, where heating degree days and cooling degree days were 16% and 15% higher, respectively, during 2007 compared to 2006.

Purchased Power and Fuel Expense. The increase in purchased power and fuel expense attributable to weather was due to higher demand as a result of favorable weather conditions in the PECO service territory relative to the prior year.

Volume

Revenues. The increase in revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas and the impact of an increased number of electric customers in all customer classes and gas customers in the residential and small commercial and industrial classes.

Purchased Power and Fuel Expense. The increase in expenses as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas and the impact of an increased number of electric customers in all customer classes and gas customers in the residential and small commercial and industrial classes.

Rate increases (decreases)

Revenues. The total increase in electric revenues attributable to electric rate increases of $195 million reflected $184 million related to a scheduled electric generation rate increase, which was effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings. This electric generation rate increase represented the last scheduled rate increase through 2010 under PECO’s 1998 restructuring settlement. This rate increase did not affect operating income as PECO incurred corresponding and offsetting purchased power expense under its PPA with Generation. The increase in electric revenues attributable to electric rate increases also reflected $11 million associated with the completion in January 2007 of scheduled CTC and distribution rate increases that began in 2006. The decrease in gas revenues was due to lower market prices for gas, on which the PAPUC-approved rates, which are adjusted quarterly in accordance with the purchased gas adjustment clause, are based. The average purchased gas cost rate per million cubic feet in effect for 2007 was 17% lower than the average rate for 2006.

Purchased Power and Fuel Expense. The increase in purchased power expense attributable to electric rate increases reflected the scheduled generation rate increase under the PPA with Generation, which directly offset the increase in revenues. The decrease in fuel expense reflected lower gas prices.

Settlement of PJM billing dispute

Purchased Power. PECO’s purchased power expense decreased $10 million due to the settlement of a PJM billing dispute with PPL. See Note 19 of the Combined Notes to Consolidated Financial Statements for further discussion.

Customer choice

Revenues and Purchased Power. For 2007 and 2006, 2% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

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

	2007	2006
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	29,200	34,400
Percentage of total retail customers	2%	2%
Volume (GWhs) (a)	627	767
Percentage of total retail deliveries	2%	2%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other rate changes and mix

Revenues. The decrease in electric revenues attributable to other rate changes and mix primarily reflected the effects of rate blocking, whereby certain customer charges per unit of energy are reduced when customer usage by certain commercial and industrial customers exceeds a certain threshold.

Other revenues and expenses

Revenues. The increase in electric revenues was primarily due to increased late payment fees and other factors, none of which were individually significant. The increase in gas revenues was primarily due to increased off-system sales.

Purchased Power and Fuel. The increase in fuel expense was due to increased off-system sales.

Operating and Maintenance Expense. The increase in operating and maintenance expense for 2007 compared to 2006 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense (a)	$13
Contracting (b)	12
Wages and salaries	9
Fringe benefits (c)	6
Environmental reserve (d)	4
Injuries and damages expense	3
Incremental storm-related costs (e)	(39)
Severance-related expenses	(5)
PSEG merger integration costs incurred in 2006	(4)
Other	3

Increase in operating and maintenance expense	$2

(a)	Reflects higher 2007 expense primarily associated with a revision of estimated uncollectible accounts in response to certain changes in business and economic conditions.
(b)	Reflects higher 2007 contracting expense primarily associated with vegetation management services and tax consulting.
(c)	Reflects stock compensation, pension and other postretirement benefit costs, among other fringe benefits.
(d)	Reflects lower expense in 2006 due to a settlement related to a Superfund site.
(e)	Reflects higher 2006 storm-related costs primarily associated with a significant storm in the third quarter of 2006.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense for 2007 compared to 2006 consisted of the following:

Increase (decrease)
CTC amortization (a)	$69
Accelerated amortization of PECO billing system (b)	(9)
Other	3

Increase in depreciation and amortization expense	$63

(a)	PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.
(b)	In January 2005, as part of a broader systems strategy at PECO associated with the proposed merger with PSEG, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system required the accelerated amortization of PECO’s existing system through 2006 and the recognition of additional amortization expense of $9 million in 2006. The new system was implemented in 2006.

Taxes Other Than Income. The increase in taxes other than income for 2007 compared to 2006 consisted of the following:

Increase (Decrease)
Taxes on utility revenues (a)	$25
State franchise tax adjustment in 2006 (b)	7
Sales and use tax adjustment in 2006 (b)	5
Reduction of reserve related to PURTA tax appeal (c)	(17)
Other	(2)

Increase in taxes other than income	$18

(a)	The increase in tax expense was offset by a corresponding increase in revenues, as these taxes were collected from customers and remitted to the taxing authorities.
(b)	Represents the reduction of tax accruals in 2006 following settlements related to prior year tax assessments.
(c)	See Note 19 of the Combined Notes to Consolidated Financial Statements for additional information regarding PURTA activity.

Interest Expense, Net. The decrease in interest expense, net for 2007 compared to 2006 was primarily due to scheduled payments on lower long-term debt balances owed to PECO Energy Transition Trust (PETT), partially offset by an increase in interest expense associated with a higher amount of outstanding long-term first and refunding mortgage bonds.

Other, Net. The increase in other, net for 2007 compared to 2006 was primarily due to interest income recorded as a result of the reduction in the reserve after the successful PURTA tax appeal and interest income related to uncertain tax positions under FIN 48. Partially offsetting these factors were a 2006 investment tax credit refund and a 2006 research and development credit refund. See Note 20 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net. See Notes 1 and 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding the adoption of FIN 48. See Note 19 of the Combined Notes to the Consolidated Financial Statement for additional information regarding PURTA activity.

Effective Income Tax Rate. PECO’s effective income tax rate was 31.2% for 2007 compared to 29.0% for 2006. The increase in the effective tax rate was primarily due to an investment tax credit refund and a research and development credit refund in 2006, partially offset by the benefit recorded for the indirect cost capitalization method change in 2007. See Note 12 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail are as follows:

Retail Deliveries—(in GWhs)	2007	2006	Variance	% Change
Full service (a)
Residential	13,446	12,796	650	5.1%
Small commercial & industrial	8,288	7,818	470	6.0%
Large commercial & industrial	16,522	15,898	624	3.9%
Public authorities & electric railroads	930	906	24	2.6%

Total full service	39,186	37,418	1,768	4.7%

Delivery only (b)
Residential	42	61	(19)	(31.1)%
Small commercial & industrial	571	671	(100)	(14.9)%
Large commercial & industrial	14	35	(21)	(60.0)%

Total delivery only	627	767	(140)	(18.3)%

Total retail deliveries	39,813	38,185	1,628	4.3%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(b)	Delivery only service reflects customers receiving electric generation service from a competitive electric generation supplier.

Electric Revenue	2007	2006	Variance	% Change
Full service (a)
Residential	$1,948	$1,780	$168	9.4%
Small commercial & industrial	1,042	943	99	10.5%
Large commercial & industrial	1,386	1,286	100	7.8%
Public authorities & electric railroads	89	83	6	7.2%

Total full service	4,465	4,092	373	9.1%

Delivery only (b)
Residential	4	5	(1)	(20.0)%
Small commercial & industrial	30	36	(6)	(16.7)%
Large commercial & industrial	—	1	(1)	(100.0)%

Total delivery only	34	42	(8)	(19.0)%

Total electric retail revenues	4,499	4,134	365	8.8%

Other revenue (c)	276	238	38	16.0%

Total electric and other revenue	$4,775	$4,372	$403	9.2%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the cost of the transmission and the distribution of the energy and a CTC.
(b)	Delivery only revenue reflects revenue from customers receiving generation service from a competitive electric generation supplier, which includes a distribution charge and a CTC.
(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO’s Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	2007	2006	Variance	% Change
Retail sales	58,968	50,578	8,390	16.6%
Transportation	27,632	25,527	2,105	8.2%

Total	86,600	76,105	10,495	13.8%

Revenue	2007	2006	Variance	% Change
Retail sales	$784	$770	$14	1.8%
Transportation	17	16	1	6.3%
Resales and other	37	10	27	n.m.

Total gas revenue	$838	$796	$42	5.3%

n.m.	Not meaningful

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Results of Operations—Exelon

	2006	2005	Favorable (unfavorable) variance
Operating revenues	$15,655	$15,357	$298
Operating expenses
Purchased power and fuel	5,232	5,670	438
Operating and maintenance	3,868	3,694	(174)
Impairment of goodwill	776	1,207	431
Depreciation and amortization	1,487	1,334	(153)
Taxes other than income	771	728	(43)

Total operating expenses	12,134	12,633	499

Operating income	3,521	2,724	797
Other income and deductions
Interest expense	(616)	(513)	(103)
Interest expense to affiliates, net	(264)	(316)	52
Equity in losses of unconsolidated affiliates	(111)	(134)	23
Other, net	266	134	132

Total other income and deductions	(725)	(829)	104

Income from continuing operations before income taxes	2,796	1,895	901
Income taxes	1,206	944	(262)

Income from continuing operations	1,590	951	639
Income from discontinued operations, net of income taxes	2	14	(12)

Income before cumulative effect of a change in accounting principle	1,592	965	627
Cumulative effect of changes in accounting principles	—	(42)	42

Net income	$1,592	$923	$669

Diluted earnings per share	$2.35	$1.36	$0.99

Net Income. Exelon’s net income for 2006 reflects higher realized prices on market sales and increased nuclear output at Generation; a one-time benefit of approximately $158 million to recover previously incurred severance costs approved by the December 2006 amended ICC rate order; a one-time benefit of approximately $130 million to recover certain costs approved by the July 2006 ICC rate order; a decrease in Generation’s nuclear ARO resulting from changes in management’s assessment of the probabilities associated with the anticipated timing of cash flows to decommission primarily AmerGen nuclear plants; unrealized mark-to-market gains; increased electric revenues at PECO associated with certain authorized rate increases; and increased kWh deliveries, excluding the effects of weather, reflecting load growth at ComEd and PECO. These increases were partially offset by the impact of a $776 million impairment charge associated with ComEd’s goodwill; unfavorable weather conditions in both the ComEd and PECO service territories; a charge of approximately $55 million for the write-off of capitalized costs associated with the terminated proposed Merger with PSEG; increased severance and severance-related charges; losses from investments in synthetic fuel-producing facilities; increased depreciation and amortization expense, including CTC amortization at PECO; and higher operating and maintenance expenses including increased costs associated with storm damage in the PECO service territory, increased nuclear refueling outage costs, increased stock-based compensation expense as a result of adopting SFAS No. 123-R, and the impacts of inflation. Exelon’s net income for 2005 reflects an impairment charge of $1.2 billion associated with ComEd’s goodwill; unrealized mark-to-market losses; losses of $42 million for the cumulative effect of adopting FIN 47; favorable tax settlements at Generation and PECO; and gains realized on AmerGen’s decommissioning trust fund investments related to changes in the investment strategy.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased primarily due to scheduled CTC amortization at PECO and additional plant placed in service across Exelon.

Taxes Other Than Income. Taxes other than income increased primarily due to a reduction in 2005 of previously established real estate tax reserves at PECO and Generation and a net increase in utility revenue taxes at ComEd and PECO in 2006, partially offset by favorable state franchise tax settlements at PECO in 2006.

Other Income and Deductions. The change in other income and deductions reflects increased interest expense associated with the debt issued in 2005 to fund Exelon’s voluntary pension contribution; higher interest rates on variable rate debt outstanding; higher interest expense on Generation’s one-time fee for pre-1983 spent nuclear fuel obligations to the DOE; an interest payment to the IRS associated with the settlement of a tax matter at Generation; and a one-time benefit of $87 million approved by the ICC’s July 2006 rate order to recover previously incurred debt expenses to retire debt early.

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

Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations. See Notes 2 and 3 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations. The results of Sithe are included in the Generation discussion below.

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

Net Income (Loss) from Continuing Operations by Business Segment

	2006	2005	Favorable (unfavorable) variance
Generation	$1,403	$1,109	$294
ComEd	(112)	(676)	564
PECO	441	520	(79)
Other (a)	(142)	(2)	(140)

Total	$1,590	$951	$639

(a)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) Before Cumulative Effect of Changes in Accounting Principles by Business Segment

	2006	2005	Favorable (unfavorable) variance
Generation	$1,407	$1,128	$279
ComEd	(112)	(676)	564
PECO	441	520	(79)
Other (a)	(144)	(7)	(137)

Total	$1,592	$965	$627

(a)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	2006	2005	Favorable (unfavorable) variance
Generation	$1,407	$1,098	$309
ComEd	(112)	(685)	573
PECO	441	517	(76)
Other (a)	(144)	(7)	(137)

Total	$1,592	$923	$669

(a)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations—Generation

	2006	2005	Favorable (unfavorable) variance
Operating revenues	$9,143	$9,046	$97
Operating expenses
Purchased power and fuel	3,978	4,482	504
Operating and maintenance	2,305	2,288	(17)
Depreciation and amortization	279	254	(25)
Taxes other than income	185	170	(15)

Total operating expenses	6,747	7,194	447

Operating income	2,396	1,852	544

Other income and deductions
Interest expense	(159)	(128)	(31)
Equity in losses of unconsolidated affiliates	(9)	(1)	(8)
Other, net	41	95	(54)

Total other income and deductions	(127)	(34)	(93)

Income from continuing operations before income taxes	2,269	1,818	451
Income taxes	866	709	(157)

Income from continuing operations	1,403	1,109	294
Discontinued operations
Gain on disposal of discontinued operations	4	19	(15)

Income from discontinued operations	4	19	(15)

Income before cumulative effect of changes in accounting principles	1,407	1,128	279
Cumulative effect of changes in accounting principles	—	(30)	30

Net income	$1,407	$1,098	$309

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

Operating and Maintenance Expense. The increase in operating and maintenance expense for 2006 compared to 2005 consisted of the following:

Increase (decrease)
Pension, payroll and benefit costs	$153
Contractor expenses	22
Nuclear refueling outage costs including the co-owned Salem plant	19
NRC fees	11
Godley contribution	11
Tritium-related expense	9
Reduction in ARO (a)	(149)
2005 accrual for estimated future asbestos-related bodily injury claims (b)	(43)
2005 co-owner settlement with PSEG related to postretirement benefits	(17)
Other	1

Increase in operating and maintenance expense	$17

(a)	For further discussion, see Note 13 of the Combined Notes to Consolidated Financial Statements.
(b)	For further discussion, see Note 19 of the Combined Notes to Consolidated Financial Statements.

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

Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations. Generation’s net income in 2006 and 2005 reflects a gain on the sale of discontinued operations of $4 million and $19 million (both after tax), respectively. See Notes 2 and 3 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

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

Cumulative Effect of Changes in Accounting Principles. The cumulative effect of changes in accounting principles reflects the impact of adopting FIN 47 as of December 31, 2005. See Note 1 of the Combined Notes to Consolidated Financial Statements for further discussion of the adoption of FIN 47.

Results of Operations—ComEd

	2006	2005	Favorable (unfavorable) variance
Operating revenues	$6,101	$6,264	$(163)
Purchased power expense	3,292	3,520	228

Revenue net of purchased power expense	2,809	2,744	65

Other operating expenses
Operating and maintenance	745	833	88
Impairment of goodwill	776	1,207	431
Depreciation and amortization	430	413	(17)
Taxes other than income	303	303	—

Total other operating expenses	2,254	2,756	502

Operating income (loss)	555	(12)	567

Other income and deductions
Interest expense, net	(308)	(291)	(17)
Equity in losses of unconsolidated affiliates	(10)	(14)	4
Other, net	96	4	92

Total other income and deductions	(222)	(301)	79

Income (loss) before income taxes and cumulative effect of a change in accounting principle	333	(313)	646
Income taxes	445	363	(82)

Loss before cumulative effect of a change in accounting principles	(112)	(676)	564
Cumulative effect of change in accounting principle	—	(9)	9

Net loss	$(112)	$(685)	$573

Net Loss. ComEd’s decreased net loss in 2006 compared to 2005 was driven by a smaller impairment of goodwill in 2006, lower purchased power expense and one-time benefits associated with reversing previously incurred expenses as a result of the July 2006 and December 2006 ICC rate orders as more fully described below, partially offset by lower operating revenues.

Operating Revenues and Purchased Power Expense. ComEd evaluates its operating performance using the measure of revenue net of purchased power expense. ComEd believes revenue net of purchased power expense is a useful measurement because it provides information that can be used to evaluate its operational performance. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power for 2006 compared to 2005 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power Expense	Revenue Net of Purchased Power Expense
Rate changes and mix	$23	$(135)	$158
Volume	84	42	42
Weather	(226)	(111)	(115)
Customer choice	(67)	(56)	(11)
Other	23	32	(9)

Total increase (decrease)	$(163)	$(228)	$65

Rate changes and mix

Revenue. The increase in revenue related to rate and mix changes represents differences in year-over-year consumption between various customer classes offset by a decline in the CTC paid by customers of competitive electric generation suppliers due to the increase in market energy prices. The average rate paid by various customers is dependent on the amount and time of day that the power is consumed. Changes in customer consumption patterns, including increased usage, can result in an overall decrease in the average rate even though the tariff or rate schedule remains unchanged. Under current Illinois law, no CTCs will be collected after 2006. Starting in January 2007, ComEd began collecting revenues consistent with the approved ICC orders in the Procurement Case and the Rate Case.

Purchased Power. Purchased power decreased due to the decrease in contracted energy prices under the PPA that ComEd had with Generation. The PPA contract was entered into in March 2004 and reflected forward power prices in existence at that time. The PPA terminated at the end of 2006 and was replaced with the reverse-auction process in 2007, which was approved by the ICC. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information on the reverse-auction process.

Volume

Revenue. Revenues were higher in 2006 compared to 2005 due primarily to an increase in deliveries, excluding the effects of weather, due to an increased number of customers and increased usage per customer.

Purchased Power. The amount of purchased power attributable to volume increased as a result of increased usage by ComEd-supplied customers on a weather-normalized basis versus the same period in 2005.

Weather

Revenue. Revenues were lower due to unfavorable weather conditions in 2006 compared to 2005. In ComEd’s service territory, cooling and heating degree days were 20% and 8% lower, respectively, than the prior year.

Purchased Power. The decrease in purchased power expense attributable to weather was due to unfavorable weather conditions in the ComEd service territory relative to the prior year.

Customer choice

Revenue. All ComEd customers have the choice to purchase energy from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. As of December 31, 2006, one competitive electric generation supplier had been granted approval to serve residential customers in the ComEd service territory. However, this supplier was not supplying electricity to any residential customers.

For 2006 and 2005, 23% and 21%, respectively, of energy delivered to ComEd’s retail customers was provided by competitive electric generation suppliers. Most of the customers previously receiving energy under the PPO are now electing either to buy their power from a competitive electric generation supplier or from ComEd under bundled rates.

	2006	2005
Retail customers purchasing energy from a competitive electric generation supplier:
Volume (GWhs) (a)	20,787	19,310
Percentage of total retail deliveries	23%	21%
Retail customers purchasing energy from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	20,300	21,300
Percentage of total retail customers	(b)	(b)
Volume (GWhs) (a)	25,521	30,905
Percentage of total retail deliveries	28%	33%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).
(b)	Less than one percent.

Purchased Power. The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase energy from a competitive electric generation supplier.

Other

Revenue—Wholesale and Miscellaneous Revenues. The wholesale and miscellaneous revenues increase primarily reflects an increase in transmission revenue reflecting increased peak and kWh load within the ComEd service territory.

Revenue—Economic Hedge Derivative Contracts. Mark-to-market contracts primarily reflect a mark-to-market loss associated with one wholesale contract that had previously been recorded as a normal sale under SFAS No. 133 in 2005. This contract expires in December 2007.

Purchased Power—PJM transmission. The decrease in PJM transmission expense reflects a decrease in ancillary charges, partially offset by increased peak demand and consumption by ComEd-supplied customers.

Purchased Power—SECA rates. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and ComEd became obligated to pay SECA charges. These charges were being collected subject to refund as they are being disputed. As a result of current events related to SECA disputes, during the first quarter of 2006, ComEd increased its reserve for amounts to be refunded. ComEd recorded SECA collections and payments on a net basis through purchased power expense. As ComEd was a net collector of SECA charges, the 2005 purchased power expense, which reflected a full year of SECA collections, was lower than 2006, which reflected only three months of SECA collections, due to the expiration of SECA charges on March 31, 2006. See Note 4 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2006 compared to 2005 consisted of the following:

Increase (decrease)
ICC rate order (a)	$(201)
Fringe benefits (b)	43
Severance-related expenses	17
Wages and salaries	17
Customers’ Affordable Reliable Energy program	9
Environmental costs	5
Rent and lease expense	5
Storm costs	4
PSEG merger integration costs	2
Other	11

Decrease in operating and maintenance expense	$(88)

(a)	As a result of the July 2006 ICC rate order and the December 2006 ICC order on rehearing, ComEd recorded one-time benefits associated with reversing previously incurred expenses, including MGP costs, severance costs and procurement case costs.
(b)	Reflects increases in various fringe benefits, including increased stock-based compensation expense of $24 million primarily due to the adoption of SFAS No. 123-R on January 1, 2006 and increased pension and other postretirement benefits costs of $14 million.

Impairment of Goodwill. ComEd performs an assessment of goodwill for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The assessment compares the carrying value of goodwill to the estimated fair value of goodwill as of a point in time. The estimated fair value incorporates management’s assessment of current events and expected future cash flows. See Note 8 of the Combined Notes to the Consolidated Financial Statements for additional information. During the third quarter of 2006, ComEd completed an interim assessment of goodwill for impairment purposes to reflect the adverse affects of the ICC’s July 2006 rate order. The test indicated that ComEd’s goodwill was impaired and a charge of $776 million was recorded. ComEd’s 2006 annual goodwill impairment assessment (performed in the fourth quarter) resulted in no additional impairment. After reflecting the impairment, ComEd had approximately $2.7 billion of remaining goodwill as of December 31, 2006.

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

Effective Income Tax Rate. The effective income tax rate was 133.6% and (116.0)% for 2006 and 2005, respectively. The goodwill impairment charges increased the effective income tax rate by 81.6% in 2006 and decreased the effective income tax rate by 135.0% in 2005. See Note 12 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Cumulative Effect of a Change in Accounting Principle. The cumulative effect of a change in accounting principle reflects the impact of adopting FIN 47 as of December 31, 2005. See Note 1 of the Combined Notes to Consolidated Financial Statements for further discussion of the adoption of FIN 47.

Electric Operating Statistics and Revenue Detail

Retail Deliveries—(in GWhs)	2006	2005	Variance	% Change
Full service (a)
Residential	28,330	30,042	(1,712)	(5.7)%
Small commercial & industrial	24,122	21,378	2,744	12.8%
Large commercial & industrial	10,336	7,904	2,432	30.8%
Public authorities & electric railroads	2,254	2,133	121	5.7%

Total full service	65,042	61,457	3,585	5.8%

PPO
Small commercial & industrial	2,475	5,591	(3,116)	(55.7)%
Large commercial & industrial	2,259	6,004	(3,745)	(62.4)%

	4,734	11,595	(6,861)	(59.2)%

Delivery only (b)
Small commercial & industrial	5,505	5,677	(172)	(3.0)%
Large commercial & industrial	15,282	13,633	1,649	12.1%

	20,787	19,310	1,477	7.6%

Total PPO and delivery only	25,521	30,905	(5,384)	(17.4)%

Total retail deliveries	90,563	92,362	(1,799)	(1.9)%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.
(b)	Delivery only service reflects customers electing to receive generation service from a competitive electric generation supplier.

Electric Revenue	2006	2005	Variance	% Change
Full service (a)
Residential	$2,453	$2,584	$(131)	(5.1)%
Small commercial & industrial	1,882	1,671	211	12.6%
Large commercial & industrial	563	408	155	38.0%
Public authorities & electric railroads	137	132	5	3.8%

Total full service	5,035	4,795	240	5.0%

PPO (b)
Small commercial & industrial	178	385	(207)	(53.8)%
Large commercial & industrial	137	345	(208)	(60.3)%

	315	730	(415)	(56.8)%

Delivery only (c)
Small commercial & industrial	85	95	(10)	(10.5)%
Large commercial & industrial	155	156	(1)	(0.6)%

	240	251	(11)	(4.4)%

Total PPO and delivery only	555	981	(426)	(43.4)%

Total electric retail revenues	5,590	5,776	(186)	(3.2)%
Other revenues (d)	511	488	23	4.7%

Total operating revenues	$6,101	$6,264	$(163)	(2.6)%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy.
(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 2006.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 2006.
(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities, other wholesale energy sales and economic hedge derivative contracts.

Results of Operations—PECO

	2006	2005	Favorable (unfavorable) variance
Operating revenues	$5,168	$4,910	$258
Purchased power expense and fuel expense	2,702	2,515	(187)

Revenue net of purchased power expense and fuel expense	2,466	2,395	71

Other operating expenses
Operating and maintenance	628	549	(79)
Depreciation and amortization	710	566	(144)
Taxes other than income	262	231	(31)

Total other operating expenses	1,600	1,346	(254)

Operating income	866	1,049	(183)

Other income and deductions
Interest expense, net	(266)	(279)	13
Equity in losses of unconsolidated affiliates	(9)	(16)	7
Other, net	30	13	17

Total other income and deductions	(245)	(282)	37

Income before income taxes and cumulative effect of a change in accounting principle	621	767	(146)
Income taxes	180	247	67

Income before cumulative effect of a change in accounting principle	441	520	(79)
Cumulative effect of a change in accounting principle	—	(3)	3

Net income	441	517	(76)
Preferred stock dividends	4	4	—

Net income on common stock	$437	$513	$(76)

Net Income. PECO’s net income in 2006 decreased primarily due to higher scheduled CTC amortization and higher operating and maintenance expense, which reflected higher storm costs. Partially offsetting these factors were higher revenues, net of purchased power and fuel expense. Higher net revenues reflected certain authorized electric rate increases, including a scheduled CTC rate increase, partially offset by lower net electric and gas revenues as a result of unfavorable weather relative to the prior year. The increases in CTC amortization expense and CTC rates were in accordance with PECO’s 1998 restructuring settlement with the PAPUC. The increase in CTC amortization expense exceeded the increase in CTC revenues.

Electric and Gas Operating Revenues, Purchased Power Expense and Fuel Expense. PECO evaluates its operating performance using the measures of revenue net of purchased power expense for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power expense and revenue net of fuel expense are useful measurements because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power expense and fuel expense and revenue net of purchased power and fuel expense for 2006 compared to 2005 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power Expense	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power Expense and Fuel Expense	Net
Rate increases	$237	$94	$143	$127	$127	$—	$364	$221	$143
Unbilled revenue—change in estimate	35	14	21	—	—	—	35	14	21
Volume	20	4	16	(10)	(13)	3	10	(9)	19
Customer choice	62	62	—	—	—	—	62	62	—
Weather	(91)	(39)	(52)	(130)	(107)	(23)	(221)	(146)	(75)
PJM transmission	26	31	(5)	—	—	—	26	31	(5)
Other rate changes and mix	(10)	(7)	(3)	—	—	—	(10)	(7)	(3)
Other	—	27	(27)	(8)	(6)	(2)	(8)	21	(29)

Total increase (decrease)	$279	$186	$93	$(21)	$1	$(22)	$258	$187	$71

Rate increases

Revenues. The increase in electric revenues attributable to electric rate increases reflected scheduled CTC and generation rate increases in accordance with PECO’s 1998 restructuring settlement with the PAPUC and the elimination of the aggregate $200 million electric distribution rate reductions over the period January 1, 2002 through December 31, 2005 (approximately $40 million in 2005) related to the PAPUC’s approval of the merger between PECO and ComEd. On January 1, 2007, a scheduled electric generation rate increase took effect, which represents the last scheduled rate increase through 2010 under PECO’s 1998 restructuring settlement. This rate increase will not affect operating income as PECO will incur corresponding and offsetting purchased power expenses under its PPA with Generation. The increase in gas revenues was due to higher market prices for gas on which the PAPUC-approved rates, which are adjusted quarterly in accordance with the purchased gas adjustment clause, are based. The average purchased gas cost rate per million cubic feet in effect for the twelve months ended December 31, 2006 was 30% higher than the average rate for the same period in 2005. While PECO’s average purchased gas cost rate was higher in 2006 compared to 2005, quarterly changes to purchased gas cost rates since March 1, 2006 have resulted in decreases to the rates, with the September 1, 2006 and December 1, 2006 rate decreases resulting in lower rates in 2006 compared to comparable periods in 2005. This trend will continue into the first quarter of 2007, during the peak of PECO’s winter heating season, as first quarter of 2007 rates will be significantly lower than first quarter of 2006 rates.

Purchased Power and Fuel Expense. PECO’s purchased power expense increased $87 million corresponding to the increase in electric revenues which was attributable to the scheduled PAPUC-

approved generation rate increase. In addition, PECO’s purchased power expense increased $7 million due to a change in the mix of average pricing related to its PPA with Generation. Fuel expense for gas increased due to higher average gas prices.

Unbilled revenue—change in estimate

Revenues. In 2006, PECO recorded a $35 million increase to unbilled electric revenues associated with a change in estimate in the amount of revenue recognized, although unbilled, at the end of 2006. As discussed under Critical Accounting Policies and Estimates, the nature of the unbilled revenue calculation is inherently an estimation process. As a result of Exelon’s integration efforts associated with its then-pending merger with PSEG and PECO’s implementation of a new customer information management system in 2006, PECO received new information with which to better analyze the data underlying its unbilled revenue calculation. This amount is partially offset by a $14 million increase in purchased power expense as noted below.

Purchased Power and Fuel Expense. In 2006, PECO recorded a $14 million increase to purchased power associated with a change in estimate for unbilled electric revenue as the energy component of the estimate change is passed onto Generation.

Volume

Revenues. The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, was primarily due to an increased number of customers in the residential and small commercial and industrial classes. The decrease in gas revenues attributable to lower delivery volume, exclusive of the effects of weather, was primarily due to decreased customer usage, which is consistent with rising gas prices.

Purchased Power and Fuel Expense. The increase in purchased power expense attributable to volume, exclusive of the effects of weather and customer choice, was primarily due to an increased number of customers. The decrease in gas fuel expense attributable to volume, exclusive of the effects of weather, was primarily due to decreased customer usage, which is consistent with rising gas prices.

Customer choice

Revenues and Purchased Power. For 2006 and 2005, 2% and 5%, respectively, of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

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

Weather

Revenues. Revenues were lower due to unfavorable weather conditions in PECO’s service territory, where heating and cooling degree days were 18% and 15% lower, respectively, than the prior year.

Purchased Power and Fuel Expense. The decrease in purchased power and fuel expense attributable to weather was primarily due to lower demand as a result of unfavorable weather conditions in the PECO service territory relative to the prior year.

PJM Transmission

Revenues. The increase in PJM transmission revenues reflected increased peak demand and consumption by PECO-supplied customers due to load growth as well as an increase in PECO-supplied customers driven by more customers choosing PECO for supply due to competitive electric generation suppliers’ higher market prices.

Purchased Power and Fuel Expense. The increase in PJM transmission expense reflected increased peak demand and consumption by PECO-supplied customers due to load growth as well as an increase in PECO-supplied customers driven by more customers choosing PECO for supply due to competitive electric generation suppliers’ higher market prices.

Other rate changes and mix

Revenues. The decrease in electric revenues attributable to other rate changes and mix was primarily due to increased large commercial and industrial sales, which are billed at lower rates relative to other customer classes, and lower rates for certain large commercial and industrial customers whose rates reflect wholesale energy prices, which were lower in the latter part of 2006 relative to 2005.

Purchased Power and Fuel Expense. The decrease in purchased power attributable to other rate changes and mix was primarily due to increased large commercial and industrial sales, which are billed at lower rates relative to other customer classes, and lower rates for certain large commercial and industrial customers whose rates reflect wholesale energy prices, which were lower in the latter part of 2006 relative to 2005.

Other revenue and expenses

Revenues. There was no overall change in electric revenues, although there were increased sales of energy into the PJM spot market, which were completely offset by variances in other revenue categories, none of which were individually material. If PECO’s energy needs are less than the daily amount scheduled, the excess is sold into the PJM spot market. Revenues from these sales are reflected as adjustments to the billings under PECO’s PPA with Generation. The decrease in gas revenues was due to decreased off-system sales.

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

Operating and Maintenance Expense. The changes in operating and maintenance expense for 2006 compared to 2005 consisted of the following:

Increase (decrease)
Storm costs	$36
Contractors (a)	14
Allowance for uncollectible accounts (b)	13
Fringe benefits (c)	11
Severance-related expenses	6
PSEG merger integration costs	2
Injuries and damages	(6)
Environmental reserve (d)	(4)
Other	7

Increase in operating and maintenance expense	$79

(a)	Reflects higher professional fees, including $9 million associated with tax consulting, and various other increases. See Note 19 of the Combined Notes to Consolidated Financial Statements for additional information regarding tax consulting fees.
(b)	Reflects the following factors, all of which increased expense in 2006 as compared to 2005: (i) higher average accounts receivable balances in 2006 compared to 2005 resulting from increased revenues; (ii) changes in PAPUC-approved regulations related to customer payment terms; and (iii) an increase in the number of low-income customers participating in customer assistance programs, which allow for the forgiveness of certain receivables.
(c)	Reflects increased stock-based compensation expense of $11 million primarily due to the adoption of SFAS No. 123-R on January 1, 2006.
(d)	Represents a settlement related to one Superfund site in 2006. See Note 19 of the Combined Notes to Consolidated Financial Statements for additional information.

Depreciation and Amortization Expense. The changes in depreciation and amortization expense for 2006 compared to 2005 consisted of the following:

Increase (decrease)
CTC amortization (a)	$146
Accelerated amortization of PECO billing system (b)	(4)
Other	2

Increase in depreciation and amortization expense	$144

(a)	PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.
(b)	In January 2005, as part of a broader systems strategy at PECO associated with the proposed merger with PSEG, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system required the accelerated amortization of PECO’s existing system through 2006 and the recognition of additional amortization expense of $13 million and $9 million in 2005 and 2006, respectively. The new system was implemented in 2006.

Taxes Other Than Income. The changes in taxes other than income for 2006 compared to 2005 consisted of the following:

Increase (decrease)
Taxes on utility revenues (a)	$14
State franchise tax adjustments in 2006 and 2005 (b)	10
Real estate tax adjustment in 2005 (c)	6
Sales and use tax adjustments in 2006 and 2005	(2)
Other	3

Increase in taxes other than income	$31

(a)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in tax expense was offset by a corresponding increase in revenues.
(b)	Represents the reduction of tax accruals in 2006 of $7 million following settlements related to prior year tax assessments and the $17 million reduction of an accrual in 2005 related to prior years.
(c)	Represents the reduction of a real estate tax accrual in 2005 following settlements related to prior year tax assessments.

Interest Expense, Net. The decrease in interest expense, net for 2006 compared to 2005 was primarily due to scheduled payments on lower long-term debt balances owed to PETT, partially offset by an increase in interest expense associated with the September 2006 issuance of $300 million First Mortgage Bonds, higher interest rates on variable rate long-term debt and an increased amount of commercial paper outstanding at higher rates.

Other, Net. The increase in other, net for 2006 compared to 2005 was primarily due to interest income associated with an investment tax credit refund of $11 million and interest income associated with a research and development credit refund of $10 million in 2006. See Note 20 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Equity in Losses of Unconsolidated Affiliates. The decrease in equity in losses of unconsolidated affiliates was a result of a decrease in net interest expense of PETT due to scheduled repayments of outstanding long-term debt.

Effective Income Tax Rate. PECO’s effective income tax rate was 29.0% for 2006 compared to 32.2% for 2005. The lower effective tax rate in 2006 reflects investment tax credit and research and development credit refunds in 2006. See Note 12 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Cumulative Effect of a Change in Accounting Principle. The cumulative effect of a change in accounting principle reflects the impact of adopting FIN 47 as of December 31, 2005. See Note 1 of the Combined Notes to Consolidated Financial Statements for further discussion of the adoption of FIN 47.

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

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. Generation, ComEd and PECO, may also receive capital contributions from Exelon if Exelon determines it is appropriate. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. Exelon, Generation and PECO utilize their credit facilities to support their commercial paper programs and to issue letters of credit. At December 31, 2007, ComEd had $370 million of credit facility borrowings since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Issues” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating, financing and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, each of Exelon’s, ComEd’s and PECO’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd and PECO intend to refinance maturing debt in 2008. As of December 31, 2007, ComEd has the capacity to issue approximately $2.8 billion of first mortgage bonds as a result of replacing its secured credit facility, which contained a restriction on a portion of such bond issuances, with an unsecured credit facility, which does not contain such a restriction. To manage cash flows as more fully described below, ComEd did not pay a dividend during 2006 or 2007. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock. See Note 11 of the Combined Notes to Consolidated Financial Statements for further discussion.

During 2007 as compared to 2006, ComEd experienced a decrease in operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which ComEd is allowed to pass-along to its customers without mark-up. While ComEd’s 2007 results reflect an $83 million annual revenue requirement increase as allowed by the ICC, this revenue requirement increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 nor additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter of 2007. Resolution of the transmission rate case in 2007 resulted in an increase in first year annual transmission network service revenue requirement of approximately $93 million. The rate increases were requested to reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Operating Activities

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities will be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from sales of electricity and, in the case of PECO, gas to a stable and diverse base of retail customers and are weighted toward the third quarter of each fiscal year. ComEd’s and PECO’s future cash flows will be affected by the economy, weather, customer choice, future regulatory proceedings with respect to their rates and their ability to achieve operating cost reductions. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Beginning in 2007, ComEd began purchasing electricity through the ICC authorized reverse-auction process in order to meet the retail electricity needs of ComEd’s customers because ComEd does not own any generation. The Settlement Legislation enacted in August 2007 should provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers and reduce the risk of rate freeze or similar legislation being proposed in the near future. ComEd has implemented various programs to assist its residential customers, including a $64 million rate relief package and other initiatives. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of ComEd’s procurement case and rate relief efforts.

Beginning in 2007, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. These incremental bilateral contracts are subject to the credit risk associated with the ability of counterparties to meet their contractual payment obligations to Generation. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. When Generation sells power, as market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. To the extent Generation does not have enough collateral to cover its risk of payment collection, Generation’s revenues are at risk. With respect to Generation’s sales, when market prices decrease, there is a corresponding increase in Generation’s revenues at risk.

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings are one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, ComEd or

Ameren, as the case may be, is not required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation is required to post collateral. To the extent Ameren or ComEd do not or cannot pay Generation under the supplier forward contracts, Generation is therefore exposed. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, if ComEd achieves an investment grade rating from Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), and then is later downgraded below investment grade, collateral postings would be one-sided from ComEd; conversely, should Generation be downgraded below investment grade, collateral postings would be one-sided from Generation. Should both ComEd rise above investment grade and then subsequently be downgraded below investment grade and Generation be downgraded below investment grade, collateral postings would be required from either party depending on how market prices compare to the contracted price levels. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information regarding Generation’s collateral policy.

Additionally, Exelon, through ComEd, has taken tax return positions to defer the tax gain on the 1999 sale of its fossil generating assets. In the third quarter of 2007, Exelon received the Internal Revenue Service’s (IRS) audit report for the taxable period 1999 through 2001 which reflected the full disallowance of the deferral of gain. Exelon disagrees with the IRS’s characterization of this transaction and believes its position is justified. Furthermore, the IRS asserted penalties. In the third quarter of 2007, Exelon appealed the disallowance of the deferral of gain as well as the assertion of the penalties to IRS Appeals. This potential tax obligation is significant and an adverse determination could require a significant payment. See Note 12 of the Combined Notes to Consolidated Financial Statements for further discussion regarding ComEd’s tax position on the 1999 sale of its fossil generating assets.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations:

	2007	2006	Variance
Net income	$2,736	$1,592	$1,144
Add (subtract):
Non-cash operating activities (a)	2,845	3,213	(368)
Income taxes	160	69	91
Changes in working capital and other noncurrent assets and liabilities (b)	(1,041)	141	(1,182)
Pension contributions and postretirement healthcare benefit payments, net	(204)	(180)	(24)

Net cash flows provided by operations	$4,496	$4,835	$(339)

(a)	Includes depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, equity in earnings of unconsolidated affiliates, pension and other postretirement benefits expense, other decommissioning-related activities, cumulative effect of a change in accounting principle, impairment charges, pension contributions and postretirement healthcare benefit payments and other non-cash items. See Note 20—Supplemental Financial Information for additional information on non-cash operating activities.
(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for 2007 and 2006 by registrant were as follows:

	2007	2006
Exelon	$4,496	$4,835
Generation	2,994	2,550
ComEd	520	987
PECO	980	1,017

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in the respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for 2007 and 2006 were as follows:

Exelon

•

Exelon contributed $50 million to the Exelon Foundation, a nonconsolidated not-for-profit Illinois corporation. The Exelon Foundation was established in the fourth quarter of 2007 to serve educational and environmental philanthropic purposes.

Generation

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, Generation contributed approximately $408 million in 2007.

•

On October 15, 2007, Generation entered into an agreement (Termination Agreement) with State Line Energy, L.L.C. (State Line), an indirect wholly owned subsidiary of Dominion Resources Inc. to terminate the Power Purchase Agreement dated as of April 17, 1996 (as amended, the PPA) between State Line and Generation relating to the State Line generating facility in Hammond, Indiana, under which Generation controls 515 MW of electric energy and capacity from the State Line facility. Generation became a party to the PPA and various other related agreements by assignment from ComEd as of January 1, 2001. FERC approved the Termination Agreement on October 18, 2007. Further, the conditions to the effectiveness of the Termination Agreement were subsequently satisfied and Generation received a net cash payment from State Line of approximately $228 million, after adjustments, in consideration for the termination of the PPA and the purchase of coal inventories on hand (and in transit) and other assets.

•

At December 31, 2007, 2006 and 2005, Generation had accounts receivable from ComEd under its supplier forward agreement and the PPA, which expired on December 31, 2006, of $60 million, $197 million and $242 million, respectively. The decrease was primarily due to lower revenues resulting from the expiration of the PPA with ComEd as well as ComEd making semi-monthly payments under its supplier forward contracts in 2007 as opposed to making monthly payments under the PPA in 2006.

•	At December 31, 2007, 2006 and 2005, Generation had accounts receivable from PECO under the PPA of $121 million, $153 million and $151 million, respectively.

•

During 2007, Generation had net disbursements of counterparty collateral of $(518) million compared to $431 million of net collections of counterparty collateral in 2006. The decrease in cash flows was primarily due to changes in collateral requirements resulting from changes in market prices and increased activity within exchange-based markets for energy and fossil fuel.

•

During 2007, Generation had net receipts of approximately $28 million and during 2006 had net payments of $220 million related to option premiums, primarily due to lower activity in 2006 compared to 2007 due to changes in market prices.

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

ComEd

•

As a result of downgraded credit ratings in early 2007, ComEd is making accelerated semi-monthly payments under its supplier forward contracts with its energy suppliers, including Generation. Prior to the credit ratings downgrade, ComEd made monthly payments to its energy suppliers. At December 31, 2007, 2006 and 2005, ComEd had accrued payments to Generation for energy purchases of $60 million, $197 million, and $242 million, respectively. At December 31, 2007, 2006 and 2005, ComEd had accrued payments to other energy suppliers of $82 million, $10 million, and $12 respectively.

•	At December 31, 2007, ComEd had net under-recovered energy costs of $97 million. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

•	During 2007, ComEd’s revenue exceeded its cash collections from customers by $103 million. During 2006, ComEd’s cash collections exceeded its revenue from customers by $6 million.

•

As part of its rate relief programs, at December 31, 2007, ComEd had $13 million deposited in an escrow account classified as restricted cash. As ComEd issues credits to customers and funds various customer programs, ComEd will request reimbursements from the escrow account. As part of the Settlement and its rate relief programs, ComEd contributed approximately $41 million to rate relief programs in 2007. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information on the rate relief programs.

Cash Flows from Investing Activities

Cash flows used in investing activities for 2007 and 2006 by registrant were as follows:

	2007	2006
Exelon	$(2,909)	$(2,762)
Generation	(1,424)	(1,406)
ComEd	(1,015)	(894)
PECO	(337)	(332)

Capital expenditures by registrant and business segment for 2007 and projected amounts for 2008 are as follows:

	2007	2008
Generation (a)	$1,269	$1,599
ComEd	1,040	1,003
PECO	339	394
Other (b)	26	122

Total Exelon capital expenditures	$2,674	$3,118

(a)	Includes nuclear fuel.
(b)	Other primarily consists of corporate operations and BSC.

Projected capital expenditures and other investments by the Registrants are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation. Generation’s capital expenditures for 2007 reflected additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages) and nuclear fuel. Generation anticipates that its capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

ComEd and PECO. ComEd and PECO are continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that their capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities.

Other significant investing activities for Exelon, Generation, and PECO for 2007 and 2006 were as follows:

Exelon

•	Exelon contributed $93 million and $92 million to its investments in synthetic fuel-producing facilities during 2007 and 2006, respectively.

Generation

•

During 2007, Generation received approximately $42 million from Generation’s nuclear decommissioning trust funds for reimbursement of expenditures previously incurred for nuclear plant decommissioning activities related to its retired units.

•

On February 9, 2007, Tamuin International Inc., a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments.

•

On March 31, 2006, Generation entered into an agreement to accelerate the acquisition of Peoples Calumet’s 30% interest in SCEP. Prior to this agreement, Generation was obligated to purchase Peoples Calumet’s 30% interest ratably over a 20-year period. This transaction closed on May 31, 2006. Under the agreement, Generation paid Peoples Calumet approximately $47 million for its remaining interest in SCEP. Generation financed this transaction using short-term debt and available cash.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for 2007 and 2006 by registrant were as follows:

	2007	2006
Exelon	$(1,500)	$(1,989)
Generation	(1,571)	(1,050)
ComEd	547	(96)
PECO	(638)	(693)

Debt. Debt activity for 2007 and 2006 by registrant was as follows:

Company	Issuance of long-term debt in 2007	Use of proceeds
Generation	$700 million of 6.20% Senior Notes, due October 1, 2017	Used to refinance commercial paper and for other general corporate purposes.

Generation	$46 million of Exempt Facilities Revenue Bonds with variable interest rates, due December 1, 2042	Will be used to finance a portion of the construction and installation costs of emissions-control facilities at Keystone Generating Station

ComEd	Additional $300 million of First Mortgage 5.90% Bonds, Series 103, due March 15, 2036	Used to refinance outstanding commercial paper and to repay a portion of borrowings under ComEd’s revolving credit facility.

ComEd	$425 million of First Mortgage 6.15% Bonds, Series 106, due September 15, 2017	Used to repay borrowings made under its revolving credit agreement.

PECO	$175 million of First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037	Used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

Company	Issuance of long-term debt in 2006	Use of proceeds
ComEd	$325 million of First Mortgage 5.90% Bonds, Series 103, due March 15, 2036	Used to supplement working capital previously used to refinance amounts that ComEd used to repay bonds and notes.

ComEd	$300 million of First Mortgage 5.95% Bonds, Series 104, due August 15, 2016	Used to repay commercial paper and for other general corporate purposes.

ComEd	Additional $115 million of First Mortgage 5.95% Bonds, Series 104, due August 15, 2016	Used to repay bonds at maturity.

ComEd	$345 million of First Mortgage 5.40% Bonds, Series 105, due December 15, 2011	Used to repay borrowings under ComEd’s revolving credit agreement which had been used to repay bonds and to refinance notes.

PECO	$300 million of First Mortgage Bonds 5.95% Series, due October 1, 2036	Used to repay commercial paper and for other general corporate purposes.

On January 16, 2008, ComEd issued $450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038. The proceeds were used to refinance maturing First Mortgage Bonds and will be used for the early redemption of trust preferred securities.

Company	Retirement of long-term debt in 2007

Exelon	$88 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

Generation	$10 million of 6.33% note payable, due August 8, 2009

ComEd	$145 million of 7.625% note payable, due January 15, 2007

ComEd	$2 million of 3.875-4.75% sinking fund debentures, due at various dates

PECO	$17 million of variable rate special agreement accounts receivable, due November 2010

ComEd	$138 million of 5.63% ComEd Transitional Funding Trust, due June 25, 2007 (a)(b)

ComEd	$236 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008

PECO	$641 million of 6.13% PETT, due September 1, 2008

PECO	$30 million of 7.625% PETT, due March 1, 2009

(a)	Amount includes $17 million previously reflected in prepaid interest. This amount did not impact ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.
(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

Company	Retirement of long-term debt in 2006

Exelon	$50 million of 6.00-800% notes payable for investments in synthetic fuel-producing facilities, due at various dates

Generation	$10 million of 6.33% note payable, due August 8, 2009

ComEd	$199 million of 4.40% Pollution Control Revenue Bonds, due December 1, 2006

ComEd	$95 million of 8.25% First Mortgage Bonds, due October 1, 2006

ComEd	$31 million of 8.375% First Mortgage Bonds, due October 15, 2006

ComEd	$2 million of 3.875-4.75% sinking fund debentures, due at various dates

ComEd	$339 million of 5.63% ComEd Transitional Funding Trust, due June 25, 2007

PECO	$522 million of 6.05% PETT, due March 1, 2007

PECO	$49 million of 6.13% PETT, due September 1, 2008

Other	$15 million of various other debt agreements

See Note 11 of the Combined Notes to the Consolidated Financial Statements for more information on the Registrants’ debt.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends. Cash dividend payments and distributions in 2007 and 2006 by registrant were as follows:

	2007	2006
Exelon	$1,180	$1,071
Generation	2,357	609
PECO	566	506

Exelon paid dividends of $296 million, $296 million, $297 million, and $291 million on March 10, 2007, June 11, 2007, September 10, 2007 and December 10, 2007, respectively, to shareholders of record at the close of business on February 15, 2007, May 15, 2007, August 15, 2007 and November 15, 2007, respectively. On December 19, 2007, the Exelon Board of Directors declared a quarterly dividend of $0.50 per share on Exelon’s common stock, which is payable on March 10, 2008 to shareholders of record at the end of the day on February 15, 2008. Exelon paid dividends of $267 million, $268 million, $268 million and $268 million on March 10, 2006, June 12, 2006, September 11, 2006 and December 11, 2006, respectively, to shareholders of record at the close of business on February 15, 2006, May 15, 2006, August 15, 2006 and November 15, 2006, respectively. See “Dividends” section of ITEM 5 for a further discussion of Exelon’s dividend policy.

During 2007 and 2006, ComEd did not pay any dividend. The decision by the ComEd Board of Directors not to declare a dividend was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 4 of the Combined Notes to Consolidated Financial Statements. ComEd’s Board of Directors will assess ComEd’s ability to pay a dividend after 2007.

Share Repurchases. Exelon’s Board of Directors approved a share repurchase program on August 31, 2007 in connection with Exelon’s value return policy. This policy uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase arrangement. In September 2007, Exelon received 15.1 million shares in accordance with the accelerated share repurchase agreements, which were recorded as treasury stock, at cost, for $1.17 billion.

In 2007, Exelon purchased $1.2 billion of treasury shares under Exelon’s 2007 share repurchase program. Additionally, in connection with the accelerated share repurchase program, Exelon purchased a forward contract indexed to Exelon’s own common stock of $79 million during 2007. In 2006, Exelon purchased $186 million of treasury shares under Exelon’s 2004 share repurchase plan.

On December 19, 2007, Exelon’s Board of Directors authorized a new share repurchase program of up to $500 million of Exelon’s outstanding common stock.

See Note 17 of the Combined Notes to Consolidated Financial Statements for further information regarding Exelon’s share repurchases.

Intercompany Money Pool. Generation’s net borrowings from the Exelon intercompany money pool did not change during 2007 and decreased $92 million during 2006. During 2006, ComEd repaid $140 million that it had borrowed from the Exelon intercompany money pool. As of January 10, 2006, ComEd suspended participation in the intercompany money pool. PECO’s net borrowings from the Exelon intercompany money pool decreased $45 million and increased $45 million in 2007 and 2006, respectively.

Short-Term Borrowings. During 2007, Exelon, ComEd and PECO (repaid) issued $(59) million, $(60) million and $151 million, net, of commercial paper, respectively. During 2006, Exelon, Generation, ComEd and PECO repaid $685 million, $311 million, $399 million and $125 million, net, of commercial paper, respectively. At December 31, 2007, Exelon and ComEd had $370 million of outstanding borrowings under ComEd’s credit agreement.

In 2006, Exelon terminated its $300 million term loan agreement. See Note 11 of the Combined Notes to the Consolidated Financial Statements for further information.

Retirement of Long-Term Debt to Financing Affiliates. Retirement of long-term debt to financing affiliates during 2007 and 2006 by registrant were as follows:

	Year Ended December 31,
	2007	2006
Exelon	$1,020	$910
ComEd	349	339
PECO	671	571

Contributions from Parent/Member. Contributions from Parent/Member (Exelon) for the years ended December 31, 2007 and 2006 by registrant were as follows:

	Year Ended December 31,
	2007	2006
Generation	$54	$25
ComEd	28	37
PECO	338	181

Other. Other significant financing activities for Exelon for the year ended December 31, 2007 and 2006 were as follows:

•	Exelon received proceeds from employee stock plans of $215 million and $184 million during 2007 and 2006, respectively.

•	Exelon’s other financing activities reflects $97 million and $60 million of excess tax benefits during 2007 and 2006, respectively.

Credit Issues

Exelon Credit Facilities

Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings from its credit facility. The Registrants may use credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. At December 31, 2007, Exelon, Generation, ComEd and PECO have access to revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. In September 2007, Exelon, Generation, and PECO received consent from 26 of 28 of their lenders to extend the terms of their respective credit agreements by one year, representing $6.3 billion of the $6.6 billion of original commitments. The extension took effect on October 26, 2007 and extended the termination date of the credit agreements to October 26, 2012. These revolving credit agreements are used principally to support the commercial paper programs at the Registrants and to issue letters of credit. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

At December 31, 2007, the Registrants had the following aggregate bank commitments and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitment (a)	Available Capacity (b)	Outstanding Commercial Paper
Exelon Corporate	$1,000	$993	$—
Generation	5,000	4,866	—
ComEd	1,000	586	—
PECO	600	598	246

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.
(b)	Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offered Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, Generation and PECO, the maximum LIBOR adder is 65 basis points; and in the case of ComEd, it is 162.5 basis points for the unsecured facility.

The average interest rates on short-term debt (facility borrowings and commercial paper) for 2007 for Exelon, Generation, ComEd and PECO were approximately 5.55%, 5.51%, 6.01% and 5.09%, respectively.

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the year ended December 31, 2007:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At December 31, 2007, the Registrants were in compliance with the foregoing thresholds.

Capital Structure. At December 31, 2007, the capital structures of the Registrants consisted of the following:

	Exelon Consolidated	Generation	ComEd	PECO (a)
Long-term debt	44%	37%	36%	28%
Long-term debt to affiliates (b)	11	—	5	33
Common equity	43	—	56	34
Member’s equity	—	63	—	—
Preferred securities	—	—	—	1
Commercial paper and notes payable	2	—	3	4

(a)	As of December 31, 2007, PECO’s capital structure, excluding the deduction from shareholders’ equity of the $784 million receivable from Exelon (which amount is deducted for GAAP purposes as reflected in the table, but is excluded from the percentages in this footnote), consisted of 42% common equity, 1% preferred securities, 4% notes payable and 53% long-term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $2.5 billion, $0.6 billion and $1.9 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property consisting of CTCs of ComEd and PECO or mandatorily redeemable trust preferred securities. See Note 1 of the Combined Notes to Consolidated Financial Statements for further information regarding FIN 46-R.

Subprime Credit Crisis

Due to recent market developments, including a series of rating agency downgrades of subprime U.S. mortgage-related assets, the fair value of subprime-related investments have declined. This decline in fair value has become especially problematic for certain large financial institutions. Therefore, the Registrants performed an assessment of their ability to obtain financing and concluded that they expect to have access to liquidity in the capital markets at reasonable rates. In addition, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively, which are not restricted upon general market conditions.

Exelon and Generation have also performed an assessment of their investments held in trusts, which will be used by Exelon to satisfy future obligations under Exelon’s pension and postretirement benefit plans and by Generation to satisfy future obligations to decommission Generation’s nuclear plants. Exelon and Generation have determined that a decline in the fair value of the subprime-related investments is not expected to be material.

As of December 31, 2007, ComEd and PECO had $343 million and $154 million respectively of tax-exempt long-term debt that is insured by AAA-rated bond insurers, namely Ambac Assurance Corporation, Financial Guaranty Insurance Co. and XL Capital Assurance Inc. Due to the exposure that these bond insurers have in connection with recent developments in the subprime credit market, the rating agencies have put these insurers on review for possible downgrade. Fitch has since lowered the credit ratings of Ambac Assurance Corporation from AAA to AA, Financial Guaranty Insurance Co. from AAA to AA, and XL Capital Assurance Inc. from AAA to A. The ComEd and PECO bonds are sold at auction rates that are reset every 7 or 35 days. If there is a loss of confidence in the creditworthiness of the bond insurers, ComEd and PECO could experience a loss in liquidity in the markets for their insured bonds. The instruments under which the bonds are issued allow ComEd and PECO to convert to other short-term variable-rate structures, term put structures and fixed-rate structures. As of December 31, 2007, Generation had $566 million in tax-exempt long-term debt outstanding in the commercial paper, weekly and daily reset structures, of which $520 million is backed by letters of credit and $46 million is unenhanced. Generation does not have any bonds insured by the aforementioned AAA-rated bond insurers.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the intercompany money pool is subject to authorization by Exelon’s treasurer. As of January 10, 2006, ComEd voluntarily suspended its participation in the money pool. Generation, PECO, and BSC may participate in the intercompany money pool as lenders and borrowers, and Exelon may participate as a lender. Funding of, and borrowings from, the intercompany money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the intercompany money pool by participant during 2007 are described in the following table in addition to the net contribution or borrowing as of December 31, 2007:

	Maximum Contributed	Maximum Borrowed	December 31, 2007 Contributed (Borrowed)
Generation	$314	$127	$—
PECO	60	222	—
BSC	87	165	(9)
Exelon	113	—	9

Security Ratings

The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. The following table shows the Registrants’ securities ratings at December 31, 2007:

	Securities	Moody’s Investors Service	Standard & Poor’s Corporation	Fitch Ratings.
Exelon	Senior unsecured debt	Baa1	BBB	BBB+
	Commercial paper	P2	A2	F2
Generation	Senior unsecured debt	A3	BBB+	BBB+
	Commercial paper	P2	A2	F2
ComEd	Senior unsecured debt	Ba1	B+	BBB-
	Senior secured debt	Baa2	BBB	BBB
	Commercial paper	Not prime	B	B
	Transition bonds (a)	Aaa	AAA	AAA
PECO	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A	A
	Commercial paper	P1	A2	F2
	Transition bonds (b)	Aaa	AAA	AAA

(a)	Issued by ComEd Transitional Funding Trust, an unconsolidated affiliate of ComEd.
(b)	Issued by PETT, an unconsolidated affiliate of PECO.

On March 9, 2007, Fitch Ratings (Fitch) downgraded the debt ratings of ComEd’s senior secured debt (from BBB+ to BBB), senior unsecured debt (from BBB to BB+) and commercial paper (from F2 to B) due to Fitch’s concerns regarding the continued legislative efforts to freeze rates and the prospects for adequate and timely cost recovery through future rate increases. On June 12, 2007, Fitch downgraded PECO’s commercial paper rating from F1 to F2. According to Fitch, the ratings “do not reflect any deterioration of PECO’s liquidity profile”; rather, they reflect a change to Fitch’s short-term and long-term rating linkage practices. On August 1, 2007, Fitch placed ComEd’s ratings under Ratings Watch Positive following the Illinois House and Senate approval of the Settlement Legislation.

On August 29, 2007, Fitch removed ComEd’s ratings under Ratings Watch Positive and upgraded ComEd’s senior unsecured debt ratings from BB+ to BBB- after the Governor signed the Settlement Legislation.

On March 26, 2007, Moody’s downgraded ComEd’s senior unsecured debt (from Baa3 to Ba1) and commercial paper (from Prime-3 to Not-Prime) due to continued regulatory and political uncertainty in Illinois. On August 29, 2007, Moody’s removed ComEd’s ratings from review for possible downgrade and affirmed its current ratings. ComEd’s rating outlook from Moody’s is stable. On September 21, 2007, Moody’s upgraded Exelon’s and Generation’s issuer and senior unsecured debt ratings. Exelon’s issuer and senior unsecured debt ratings were upgraded from Baa2 to Baa1. Generation’s issuer and senior unsecured debt ratings were upgraded from Baa1 to A3. Exelon’s and Generation’s ratings outlooks are stable.

On June 1, 2007, S&P downgraded ComEd’s short-term and long-term security ratings due to the continued regulatory and political uncertainty encountered by ComEd. ComEd’s commercial paper rating was downgraded to B from A-3, its senior secured debt rating was downgraded to BBB- from BBB and its senior unsecured debt rating was downgraded to B- from BB+. On August 29, 2007, S&P removed the Registrants’ ratings from CreditWatch with negative implications and affirmed their ratings. ComEd’s rating outlook from S&P is positive. Exelon’s, Generation’s and PECO’s ratings outlooks are stable. On September 6, 2007, S&P revised its methodology for rating secured debt and upgraded ComEd’s (from BBB- to BBB) and PECO’s (from A- to A) senior secured debt ratings.

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

Shelf Registrations

The Registrants filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of December 31, 2007, the Registrants had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of each registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Restrictions

The issuance by ComEd of long-term debt or equity securities requires the prior authorization of the ICC. The issuance by PECO of long-term debt or equity securities requires the prior authorization of the PAPUC. ComEd and PECO normally obtain the required approvals on a periodic basis to cover their anticipated financing needs for a period of time or in connection with a specific financing. As of December 31, 2007, ComEd had $427 million in long-term debt refinancing authority from the ICC and $303 million in new money long-term debt financing authority, of which ComEd used $427 million and $23 million, respectively, in January 2008. In December 2007, ComEd filed for an additional $700 million in new money long-term debt financing authority from the ICC and expects to receive an order related to this filing during the first quarter of 2008. As of December 31, 2007, PECO had $1.9 billion in long-term debt financing authority from the PAPUC.

FERC has financing jurisdiction over ComEd’s and PECO’s short-term financings and Generation’s financings. In September 2007, ComEd and PECO filed requests with FERC for short-term financing authority in the amounts of $2.5 billion and $1.5 billion, respectively. The requested authorizations were approved on December 4, 2007 and expire on December 31, 2009; they replaced the authorizations that were set to expire on December 31, 2007. Generation currently has blanket financing authority that it received from FERC with its market-based rate authority. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information.

Exelon’s ability to pay dividends on its common stock depends on the payment to it of dividends by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” In addition, under Illinois law, ComEd may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless ComEd has specific authorization from the ICC. During 2006 and 2007, ComEd did not pay any dividend. At December 31, 2007, Exelon had retained earnings of $4.9 billion, including Generation’s undistributed earnings of $1,429 million, ComEd’s retained deficit of $(29) million consisting of an unappropriated retained deficit of $(1,639) million partially offset by $1,610 million of retained earnings appropriated for future dividends, and PECO’s retained earnings of $548 million. See Note 19 of the Combined Notes to Consolidated Financial Statements for additional information regarding fund transfer restrictions.

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

The following table (in dollars) provides the estimated phase-out range for 2007:

2007
Beginning of Phase-Out Range (a)	$57
End of Phase-Out Range (a)	71
2007 Estimated Average U.S. Crude Oil Wellhead Acquisition Price by First Purchasers	66

(a)	The estimated 2007 phase-out range is based upon the range stated in the Section 45K of the IRC adjusted for an approximate 3% increase for inflation.

As of December 31, 2007, Exelon has estimated the 2007 phase-out to be 68%, which has reduced Exelon’s earned after-tax credits of $251 million to $81 million for 2007. Exelon anticipates that it will generate approximately $220 million of cash over the life of these investments. As a result of the phase-out of tax credits in 2007 and the timing of the realization of tax benefits earned in prior years, Exelon will collect approximately $200 million of cash in 2008. See Note 12 of the Combined Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements

Exelon

The following table summarizes Exelon’s future estimated cash payments under existing contractual obligations, including payments due by period.

	Total	Payment due within			Due 2013 and beyond	All Other
		2008	2009- 2010	2011- 2012
Long-term debt	$10,510	$603	$639	$2,626	$6,642	$—
Long-term debt to financing trusts	2,551	501	1,505	—	545	—
Interest payments on long-term debt (a)	6,030	549	1,062	826	3,593	—
Interest payments on long-term debt to financing trusts (a)	1,089	169	173	76	671	—
FIN 48 liability and interest (b)	504	—	—	—	—	504
Capital leases	43	2	4	4	33	—
Operating leases	796	75	133	124	464	—
Purchase power obligations (c)	4,237	808	663	711	2,055	—
Fuel purchase agreements	5,333	1,090	1,851	1,340	1,052	—
Other purchase obligations (c)(d)	857	236	296	215	110	—
Chicago agreement—2003 (e)	30	6	12	12	—	—
Spent nuclear fuel obligation	997	—	—	—	997	—
Pension minimum funding requirement (f)	353	63	158	132	—	—
Other postretirement benefits minimum funding requirement (g)	229	47	97	85	—	—

Total contractual obligations	$33,559	$4,149	$6,593	$6,151	$16,162	$504

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2007 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2007.
(b)	As of December 31, 2007, Exelon’s FIN 48 liability and FIN 48 net interest payable were $460 million and $44 million, respectively. Exelon was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(c)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2007. Expected payments include certain capacity charges that are contingent on plant availability. Does not include ComEd’s supplier forward contracts as these contracts do not require purchases of fixed or minimum quantities. See Notes 4 and 19 of the Combined Notes to the Consolidated Financial Statements.
(d)	Commitments for services, materials and information technology.
(e)	In 2003, ComEd entered into separate agreements with Chicago and with Midwest Generation (Midwest Agreement). Under the terms of the agreement with Chicago, ComEd will pay Chicago $60 million over ten years to be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility.
(f)	These amounts represent Exelon’s estimated minimum pension contributions required under the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contribution for years after 2012 are currently not available. Exelon may contribute more than the minimum funding requirements; however, these amounts are not included above as such amounts are discretionary based upon the status of the plans.
(g)	These amounts represent PECO’s estimated minimum other postretirement benefit contributions required under a PAPUC rate order to fund the cost of a regulated entity under SFAS No. 106. These minimum contributions represent estimates that are based on assumptions that are subject to change. The minimum required contribution for years after 2012 are currently not available. Exelon may contribute more than the minimum funding requirements; however, these amounts are not included above as such amounts are discretionary based upon the status of the plans.

Exelon’s commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	Total	2008	2009- 2010	2011- 2012	2013 and beyond
Letters of credit (non-debt) (a)	$225	$225	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (b)	15	—	15	—	—
Surety bonds (c)	109	31	—	—	78
Performance guarantees (d)	303	1	3	3	296
Energy marketing contract guarantees (e)	272	242	—	25	5
Nuclear insurance premiums (f)	1,710	—	—	—	1,710
Lease guarantees (g)	141	—	4	—	137
Chicago agreement—2007 (h)	32	18	11	3	—
Midwest Generation Capacity Reservation Agreement guarantee (i)	18	4	8	6	—
Exelon New England guarantees (j)	63	1	2	2	58
Rate relief commitments – settlement legislation (k)	439	290	125	24	—
Construction commitments (l)	219	51	104	64	—

Total commitments	$3,546	$863	$272	$127	$2,284

(a)	Letters of credit (non-debt)—Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2007, Exelon had $143 million of outstanding letters of credit (non-debt) issued under its $6.6 billion credit agreements. Guarantees of $15 million have been issued to provide support for certain letters of credit as required by third parties.
(b)	Letters of credit (long-term debt) interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $520 million is reflected in long-term debt in Exelon’s Consolidated Balance Sheet.
(c)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(d)	Performance guarantees—Guarantees issued to ensure execution under specific contracts.
(e)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts.
(f)	Nuclear insurance premiums—Represent the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act.
(g)	Lease guarantees—Guarantees issued to ensure payments on building leases.
(h)	Chicago agreement—2007—In December 2007, ComEd entered into an agreement with Chicago. Under the terms of the agreement, ComEd will pay $55 million over six years, of which $23 million was paid in December 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further details on the City of Chicago Settlement.
(i)	Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with the City of Chicago (Chicago) entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. Under FIN 45, $2 million is included as a liability on Exelon’s Consolidated Balance Sheets at December 31, 2007.
(j)	Exelon New England guarantees—Mystic Development LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $12 million and $1 million are included as a noncurrent liability and current liability, respectively, within the Consolidated Balance Sheets of Generation as of December 31, 2007 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee. Other guarantees associated with Exelon New England included in current liabilities total less than $1 million.
(k)	See Notes 4 and 19 of the Combined Notes to the Consolidated Financial Statements for further detail on Generation’s and ComEd’s rate relief commitments.
(l)	See Note 19 of the Combined Notes to the Consolidated Financial Statements for further detail on ComEd’s and PECO’s construction commitments.

Generation

The following table summarizes Generation’s future estimated cash payments under existing contractual obligations, including payments due by period.

(in millions)	Total	Payment Due within			Due 2013 and beyond	All Other
		2008	2009- 2010	2011- 2012
Long-term debt	$2,485	$10	$9	$700	$1,766	$—
Interest payments on long-term debt (a)	1,199	139	277	224	559	—
FIN 48 liability and interest (b)	38	—	—	—	—	38
Capital leases	43	2	4	4	33	—
Operating leases	474	29	51	48	346	—
Purchase power obligations (c)	4,237	808	663	711	2,055	—
Fuel purchase agreements	4,818	916	1,667	1,241	994	—
Other purchase commitments (d)	583	119	210	175	79	—
Pension minimum funding requirement (e)	65	16	30	19	—	—
Spent nuclear fuel obligations	997	—	—	—	997	—

Total contractual obligations	$14,939	$2,039	$2,911	$3,122	$6,829	$38

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2007 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2007.
(b)	As of December 31, 2007, Generation’s FIN 48 liability and FIN 48 net interest payable were $16 million and $22 million, respectively. Generation was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(c)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2007. Expected payments include certain capacity charges that are contingent on plant availability.
(d)	Commitments for services, materials and information technology.
(e)	These amounts represent Generation’s estimated minimum pension contributions required under ERISA and the Pension Protection Act of 2006. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2012 are currently not available. Generation may contribute more than the minimum funding requirements; however, these amounts are not included above as such amounts are discretionary based upon the status of the plans.

Generation’s commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2008	2009- 2010	2011- 2012	2013 and beyond
Letters of credit (non-debt) (a)(b)	$142	$142	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (c)	15	—	15	—	—
Surety bonds (d)	3	3	—	—	—
Performance guarantees (e)	303	1	3	3	296
Energy marketing contract guarantees (f)	272	242	—	25	5
Nuclear insurance premiums (g)	1,710	—	—	—	1,710
Exelon New England guarantees (h)	63	1	2	2	58
Rate relief commitments—settlement legislation (i)	416	277	115	24	—
Other	6	6	—	—	—

Total commitments	$2,930	$672	$135	$54	$2,069

(a)	Letters of credit (non-debt)—Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties. Guarantees of $11 million have been issued to provide support for certain letters of credit as required by third parties.

(b)	The amount includes letters of credit that are posted to ComEd related to the Illinois procurement auction.
(c)	Letters of credit (long-term debt)—interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $520 million is reflected in long-term debt in Generation’s Consolidated Balance Sheet.
(d)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(e)	Performance guarantees—Guarantees issued to ensure execution under specific contracts.
(f)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts.
(g)	Nuclear insurance premiums—Represent the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act.
(h)	Exelon New England guarantees—Mystic Development LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $12 million and $1 million are included as a noncurrent liability and current liability, respectively, within the Consolidated Balance Sheets of Generation as of December 31, 2007 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee. Other guarantees associated with Exelon New England included in current liabilities total less than $1 million.
(i)	See Notes 4 and 19 of the Combined Notes to the Consolidated Financial Statements for further detail on Generation’s rate relief commitments.

Mystic Development, LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45),” approximately $13 million was included as a liability within the Consolidated Balance Sheets of Exelon and Generation as of December 31, 2007 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee.

Generation has an obligation to decommission its nuclear power plants. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. Based on estimates of decommissioning costs for each of the nuclear facilities in which Generation has an ownership interest, the ICC permitted ComEd through December 31, 2006, and the PAPUC permits PECO, to collect from their customers and deposit in nuclear decommissioning trust funds maintained by Generation amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. Generation also maintains nuclear decommissioning trust funds for each of the AmerGen units. At December 31, 2007, the asset retirement obligation recorded within Generation’s Consolidated Balance Sheets related to its nuclear-fueled generating facilities was approximately $3.6 billion. Decommissioning expenditures are expected to occur primarily after the plants are retired. Following the completion of decommissioning activities, any excess nuclear decommissioning trust funds related to the former ComEd and PECO nuclear power plants will be required to be refunded to ComEd or PECO, as appropriate. To fund future decommissioning costs, Generation held approximately $6.8 billion of investments in trust funds, including unrealized gains at December 31, 2007. See Note 13 of the Combined Notes to Consolidated Financial Statements for further discussion of Generation’s decommissioning obligation.

ComEd

The following table summarizes ComEd’s future estimated cash payments under existing contractual obligations, including payments due by period.

		Payment due within			Due 2013 and beyond	All Other
	Total	2008	2009- 2010	2011- 2012
Long-term debt	$4,175	$122	$230	$797	$3,026	$—
Long-term debt to financing trusts	635	274	—	—	361	—
Interest payments on long-term debt (a)	2,552	221	428	370	1,533	—
Interest payments on long-term debt to financing trusts (a)	595	35	52	52	456	—
FIN 48 liability and interest (b)	491	—	—	—	—	491
Operating leases	128	21	34	30	43	—
Other purchase commitments (c)	57	40	14	3	—	—
Chicago agreement—2003 (d)	30	6	12	12	—	—

Total contractual obligations	$8,663	$719	$770	$1,264	$5,419	$491

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2007 and do not reflect anticipated future refinancing, early redemptions or debt issuances.
(b)	As of December 31, 2007, ComEd’s FIN 48 liability and FIN 48 net interest payable were $403 million and $88 million, respectively. ComEd was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(c)	Other purchase commitments include commitments for services, materials and information technology. Other purchase commitments do not include ComEd’s supplier forward contracts as these contracts do not require purchases of fixed or minimum quantities. See Notes 4 and 19 of the Combined Notes to the Consolidated Financial Statements for further detail on ComEd’s supplier forward contracts.
(d)	In 2003, ComEd entered into separate agreements with Chicago and with Midwest Generation (Midwest Agreement). Under the terms of the agreement with Chicago, ComEd will pay Chicago $60 million over ten years to be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility.

ComEd’s commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2008	2009- 2010	2011- 2012	2013 and beyond
Letters of credit (non-debt) (a)	$44	$44	$—	$—	$—
Chicago agreement—2007 (b)	32	18	11	3	—
Midwest Generation Capacity Reservation Agreement guarantee (c)	18	4	8	6	—
Surety bonds (d)	2	2	—	—	—
Rate relief commitments—settlement legislation (e)	23	13	10	—	—
Construction commitments (f)	82	31	20	31	—
Other	5	5	—	—	—

Total commitments	$206	$117	$49	$40	$—

(a)	Letters of credit (non-debt)—ComEd maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Chicago agreement—2007—In December 2007, ComEd entered into an agreement with Chicago. Under the terms of the agreement, ComEd will pay $55 million over six years, of which $23 million was paid in December 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further details on the City of Chicago Settlement.
(c)

Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with Chicago entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that

Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. Under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), $2 million is included as a liability on ComEd’s Consolidated Balance Sheets at December 31, 2007.

(d)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(e)	See Notes 4 and 19 of the Combined Notes to the Consolidated Financial Statements for further detail on ComEd’s rate relief commitments.
(f)	See Note 19 of the Combined Notes to the Consolidated Financial Statements for further detail on ComEd’s construction commitments.

PECO

The following table summarizes PECO’s future estimated cash payments under existing contractual obligations, including payments due by period.

(in millions)	Total	Payment due within			Due 2013 and beyond	All Other
		2008	2009- 2010	2011- 2012
Long-term debt	$1,629	$450	$—	$629	$550	$—
Long-term debt to financing trusts	1,917	227	1,506	—	184	—
Interest payments on long-term debt (a)	1,077	70	128	108	771	—
Interest payments on long-term debt to financing trusts (a)	494	134	120	24	216	—
FIN 48 liability (b)	2	—	—	—	—	2
Operating leases	129	19	38	38	34	—
Fuel purchase agreements (c)	515	174	184	99	58	—
Other purchase commitments (d)	130	31	37	32	30	—

Total contractual obligations	$5,893	$1,105	$2,013	$930	$1,843	$2

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2007 and do not reflect anticipated future refinancing, early redemptions or debt issuances.
(b)	As of December 31, 2007, PECO’s FIN 48 liability was $2 million. PECO was unable to reasonably estimate the timing of certain FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(c)	Represents commitments to purchase natural gas and related transportation and storage capacity and services.
(d)	Commitments for services, materials and information technology.

PECO’s commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2008	2009- 2010	2011- 2012	2013 and beyond
Letters of credit (non-debt) (a)	$31	$31	$—	$—	$—
Surety bonds (b)	25	25	—	—	—
Construction commitments (c)	137	20	84	33	—
Other	2	2	—	—	—

Total commitments	$195	$78	$84	$33	$—

(a)	Letters of credit (non-debt)—PECO maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(c)	See Note 19 of the Combined Notes to the Consolidated Financial Statements for further detail on PECO’s construction commitments.

For additional information about:

•	commercial paper, see Note 11 of the Combined Notes to Consolidated Financial Statements.

•	long-term debt, see Note 11 of the Combined Notes to Consolidated Financial Statements.

•	FIN 48 liabilities, see Note 12 of the Combined Notes to Consolidated Financial Statements.

•	capital lease obligations, see Note 11 of the Combined Notes to Consolidated Financial Statements.

•	operating leases, energy commitments, fuel purchase agreements, construction commitments and rate relief commitments, see Note 19 of the Combined Notes to Consolidated Financial Statements.

•	the nuclear decommissioning and spent nuclear fuel obligations, see Notes 13 and 14 of the Combined Notes to Consolidated Financial Statements.

•	regulatory commitments, see Note 4 of the Combined Notes to Consolidated Financial Statements.

Variable Interest Entities

Financing Trusts of ComEd and PECO. The financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC and ComEd Transitional Funding Trust, and the financing trusts of PECO, namely PECO Trust III, PECO Trust IV and PETT, are not consolidated in Exelon’s, ComEd’s and PECO’s financial statements pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and FIN 46 (revised December 2003) (FIN 46-R). Amounts of $0.6 billion and $1.9 billion, respectively, owed by ComEd and PECO to these financing trusts were recorded as long-term debt to ComEd Transitional Funding Trust and PETT and long-term debt to financing trusts within the Consolidated Balance Sheets as of December 31, 2007.

Nuclear Insurance Coverage

Generation carries property damage, decontamination and premature decommissioning insurance for each station loss resulting from damage to Generation’s nuclear plants, subject to certain exceptions. Additionally, Generation carries business interruption insurance in the event of a major accidental outage at a nuclear station. Finally, Generation participates in the Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by a nuclear energy accident. See Note 19 of the Combined Notes to Consolidated Financial Statements for further discussion of nuclear insurance. For its types of insured losses, Generation is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon and Generation’s financial condition and their results of operations and cash flows.

PECO Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable through November 2010. At December 31, 2007, PECO had sold a $225 million interest in accounts receivable, which PECO accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125,” (SFAS No. 140). At December 31, 2006, PECO had sold a $225 million interest in accounts receivable, consisting of a $208 million interest in accounts receivable, which PECO accounted for as a sale under SFAS No. 140, and a $17 million interest in accounts receivable collected through customer payment agreements (special agreement receivables), which was accounted for as a long-term note payable. During 2007, the agreement was amended to eliminate special agreement accounts receivable from the eligible receivables sale pool and certain recourse provisions relating to special agreement receivables. PECO retains the servicing responsibility for the sold receivables. The agreement requires PECO to maintain eligible receivables at least equivalent to the $225 million purchased interest. If eligible receivables are below this level, the agreement requires PECO to hold cash in escrow until the requirement is met. At December 31, 2007 and 2006, PECO met this requirement and no cash deposits were required.

New Accounting Pronouncements

See Note 1 of the Combined Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exelon Corporation

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the risk management activities.

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels including oil, gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred most of its commodity price risk to Generation through a PPA that expires at the end of 2010. PECO relies on the PAPUC’s purchased gas cost clause to mitigate gas price risk associated with market variability. ComEd has transferred most of its near term commodity price risk to generating companies through the former Illinois auction process and the significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013. Furthermore, the Settlement Legislation provides for the pass-through of procurement costs by ComEd to its customers.

Exelon

In 2005, Exelon entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits for the sale of synthetic fuel produced from coal. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased (reduced) Exelon’s net income by $87 million, $(24) million and $81 million during the years ended December 31, 2007, 2006 and 2005, respectively. Net income or net losses from interests in synthetic fuel-producing facilities are reflected in Exelon’s Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net. See Note 12 of the Combined Notes to consolidated Financial Statements for further information in regards to synthetic fuel activity.

Generation

Generation’s energy contracts are accounted for under SFAS No. 133. Non-trading derivative contracts may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case the effective portion of those changes are recorded in OCI, and subsequently are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.

Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation has hedges in place for 2008 and 2009 and, with the ComEd financial swap contract, also for 2010 into 2013. Generation has estimated a greater than 90% economic and cash flow hedge ratio for 2008, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail load assumptions are based on forecasted average demand. A portion of Generation’s hedge may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s non-trading portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease of less than $60 million in net income. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities. Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the year ended December 31, 2007 resulted in a pre-tax gain of $42 million, which represented a net unrealized mark-to-market gain of $34 million and realized gain of $8 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $190,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for year ended December 31, 2007 of $6,298 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities.

Trading and Non-Trading Marketing Activities. The following detailed presentation of Generation’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officer (CCRO). The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2006 to December 31, 2007. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total (a)
Total mark-to-market energy contract net liabilities at January 1, 2006	$(540)
Total change in fair value during 2006 of contracts recorded in earnings	41
Reclassification to realized at settlement of contracts recorded in earnings	66
Reclassification to realized at settlement from OCI	146
Effective portion of changes in fair value during 2006—recorded in OCI	789
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	(3)

Total mark-to-market energy contract net assets at December 31, 2006	499
Total change in fair value during 2007 of contracts recorded in earnings	(29)
Reclassification to realized at settlement of contracts recorded in earnings	(106)
Reclassification to realized at settlement from OCI	(15)
Effective portion of changes in fair value during 2007—recorded in OCI	(1,310)
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	(1)

Total mark-to-market energy contract net liabilities at December 31, 2007	$(962)

(a)	Includes $456 million of changes during 2007 in the fair value of the five-year financial swap with ComEd.

The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of December 31, 2007 and 2006:

	December 31, 2007 (a)	December 31, 2006
Current assets	$445	$1,408
Noncurrent assets	113	171

Total mark-to-market energy contract assets	558	1,579

Current liabilities	(612)	(1,003)
Noncurrent liabilities	(908)	(77)

Total mark-to-market energy contract liabilities	(1,520)	(1,080)

Total mark-to-market energy contract net assets (liabilities)	$(962)	$499

(a)	Includes the fair value of the five-year financial swap with ComEd, with current liabilities including $13 million and noncurrent liabilities including $443 million, all related to Generation’s five-year financial swap contract with ComEd. The fair value balances are eliminated upon consolidation.

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2007 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities within
(in millions)	2008	2009	2010	2011	2012	2013 and Beyond	Total Fair Value
Normal Operations, qualifying cash-flow hedge contracts (a):
Actively quoted prices	$(41)	$(67)	$(9)	$—	$—	$—	$(117)
Prices provided by external sources	(132)	(198)	(32)	(2)	(2)	(1)	(367)
Prices based on model or other valuation methods	(13)	(57)	(103)	(142)	(99)	(42)	(456)

Total	$(186)	$(322)	$(144)	$(144)	$(101)	$(43)	$(940)

Normal Operations, other derivative contracts (b):
Actively quoted prices	$(10)	$(13)	$—	$(1)	$—	$—	$(24)
Prices provided by other external sources	44	(3)	(5)	1	—	—	37
Prices based on model or other valuation methods	(14)	(21)	—	—	—	—	(35)

Total	$20	$(37)	$(5)	$—	$—	$—	$(22)

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income. Includes $456 of changes in fair value of the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other non-trading and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of December 31, 2007. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges for the years ended December 31, 2007 and December 31, 2006, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
(in millions)	Power Team Normal Operations and Hedging Activities (a)	Interest- Rate and Other Hedges	Total Cash- Flow Hedges
Accumulated OCI derivative loss at January 1, 2006	$(314)	$(4)	$(318)
Effective portion of changes in fair value	476	1	477
Reclassifications from OCI to net income	88	—	88

Accumulated OCI derivative loss at December 31, 2006	250	(3)	247
Effective portion of changes in fair value	(789)	3	(786)
Reclassifications from OCI to net income	(9)	—	(9)

Accumulated OCI derivative gain (loss) at December 31, 2007	$(548)	$—	$(548)

(a)	Includes $275 million, net of taxes, of changes in fair value of the five-year financial swap with ComEd.

ComEd

ComEd’s energy contracts are accounted for under SFAS No. 133. Derivative contracts may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. With the exception of ComEd’s financial swap contract with Generation, changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings. Since the financial swap contract was deemed prudent by the Settlement Legislation, thereby ensuring ComEd of full cost recovery in rates, the change in the fair value each period is recorded by ComEd as a regulatory asset or liability.

The contracts that ComEd has entered into as part of the initial ComEd auction (see Note 10 of the Combined Notes to Consolidated Financial Statements) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for proprietary trading purposes. As of December 31, 2007, the fair value of the derivative wholesale contracts of less than $1 million was recorded on ComEd’s Consolidated Balance Sheet as a current liability.

The following detailed presentation of the energy-related derivative activities at ComEd is included to address the recommended disclosures by the energy industry’s CCRO. The following table provides detail on changes in ComEd’s mark-to-market net liability or asset balance sheet position from January 1, 2006 to December 31, 2007. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from accumulated OCI to earnings and changes in fair value for the hedging activities that are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2006	$—
Total change in fair value during 2006 of contracts recorded in earnings	(8)
Reclassification to realized at settlement of contracts recorded in earnings	3
Changes in fair value—recorded in OCI	(6)

Total mark-to-market energy contract net liabilities at December 31, 2006	$(11)
Reclassification to realized at settlement of contracts recorded in earnings	4
Reclassification to realized at settlement from accumulated OCI	3
Changes in fair value—recorded in OCI	4
Changes in fair value—energy derivative with Generation—recorded in regulatory liabilities	456

Total mark-to-market energy contract net assets at December 31, 2007	$456

The following table details the balance sheet classification of ComEd’s mark-to-market energy contract net assets (liabilities) recorded as of December 31, 2007 and 2006.

	December 31, 2007 (a)	December 31, 2006
Current assets (a)	$13	$—
Noncurrent assets (a)	443	—

Total mark-to-market energy contract assets	456	—

Current liabilities	—	(11)

Total mark-to-market energy contract liabilities	—	(11)

Total mark-to-market energy contract net assets (liabilities)	$456	$(11)

(a)	Includes the fair value of energy derivative asset with Generation, with current assets including $13 million and noncurrent assets including $443 million, all related to the ComEd’s five-year financial swap contract with Generation.

The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2007 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of the derivative contracts ComEd holds. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

The following table provides the maturity, by year, of ComEd’s net assets/liabilities associated with the Generation swap, giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

	Maturities Within						Total Fair Value
	2008	2009	2010	2011	2012	2013
Prices based on model or other valuation methods	$13	$57	$103	$142	$99	$42	$456

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

Generation’s PPA with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Although Settlement Legislation passed in Illinois during 2007 established a new procurement process in place of the procurement auctions, Generation is expected to participate in the alternative competitive procurement process and will continue to have credit risk in connection with contracts for sale of electricity resulting from the alternative competitive procurement process. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren. For additional information on the Illinois auction and the various regulatory proceedings, see Note 4 of the Combined Notes to Consolidated Financial Statements.

Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes credit limits and letter of credit requirements for each counterparty, which are defined in each contract. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s credit limit and letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis. See the Collateral section below for additional information.

The following tables provide information on Generation’s credit exposure, net of collateral, as of December 31, 2007 and 2006. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates, accounts receivable exposure, or credit risk exposure from uranium procurement contracts or exposure through RTOs and Independent System Operators (ISOs), which are discussed below.

Rating as of December 31, 2007	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater than 10% of Net Exposure	Net Exposure Of Counterparties Greater than 10% of Net Exposure
Investment grade	$356	$31	$325	2	$141
Non-investment grade	22	1	21	—	—
No external ratings
Internally rated—investment grade	9	—	9	—	—
Internally rated—non-investment grade	21	2	19	—	—

Total	$408	$34	$374	2	$141

Rating as of December 31, 2006	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater than 10% of Net Exposure	Net Exposure Of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,005	$268	$737	1	$95
Non-investment grade	53	9	44	—	—
No external ratings
Internally rated—investment grade	10	1	9	—	—
Internally rated—non-investment grade	4	3	1	—	—

Total	$1,072	$281	$791	1	$95

	Maturity of Credit Risk Exposure
Rating as of December 31, 2007	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$355	$1	$—	$356
Non-investment grade	22	—	—	22
No external ratings
Internally rated—investment grade	3	6	—	9
Internally rated—non-investment grade	21	—	—	21

Total	$401	$7	$—	$408

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral. See Note 4 of the Combined Notes to the Consolidated Financial Statements for further information on contracted clearing prices related to the ComEd and Ameren auctions. Under the terms of the five-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, if ComEd achieves investment grade ratings from Moody’s or S&P, and then is later downgraded below investment grade, collateral postings would be one-sided from ComEd; conversely, should Generation be downgraded below investment grade, collateral postings would be one-sided from Generation. Should both ComEd rise above investment grade and then subsequently be downgraded below investment grade and Generation be downgraded below investment grade, collateral postings would be required from either party depending on how market prices compare to the contracted price levels. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation. At December 31, 2007, there was no collateral required to be posted by Generation to ComEd related to the five-year financial swap contract.

As of December 31, 2007, Generation had $272 million of collateral deposit payments being held by counterparties and Generation was holding $1 million of collateral deposits received from counterparties.

RTOs and ISOs. Generation, ComEd and PECO participate in, all or some of, the following established, real-time energy markets that are administered by: PJM, ISO-NE, New York ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on Generation, ComEd and PECO’s financial condition, results of operations or net cash flows.

Fuel Procurement. Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position.

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the power prices on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will continue to monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Settlement Legislation (discussed in Note 4 of the Combined Notes to the Consolidated Financial Statements) prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations. For the year ended December 31, 2007, ComEd’s ten largest customers represented approximately 2.1% of its electric revenues and PECO’s ten largest customers represented approximately 8.3% of its retail electric and gas revenues.

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

Exelon

Exelon’s consolidated balance sheets included a $553 million net investment in direct financing leases as of December 31, 2007. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $939 million. The future minimum lease payments are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation, ComEd and PECO)

The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At December 31, 2007, Exelon had $100 million of notional amounts of fair-value hedges outstanding. As of December 31, 2007, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in $4 million, $2 million, $1 million and $1 million decrease in Exelon’s, Generation’s, ComEd’s and PECO’s, respectively, pre-tax earnings.

During 2006, ComEd settled its interest-rate swaps designated as fair-value hedges in the aggregate notional amount of $240 million for a cash payment of approximately $1 million.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of December 31, 2007, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $415 million reduction in the fair value of the trust assets.

Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. See Defined Benefit Pension and Other Postretirement Benefits in the Critical Accounting Estimates section for information regarding the pension and other postretirement benefit trust assets.

Certain investments within the nuclear decommissioning trust funds and pension and other postretirement benefit plans hold underlying securities in subprime mortgage-related assets. The fair value of these subprime-related investments have declined as a result of recent market developments, including a series of rating agency downgrades of subprime U.S. mortgage-related assets. Exelon expects that market conditions will continue to evolve, and that the fair value of Exelon’s investments, including those that are subprime-related, may frequently change. Exelon performed an assessment of its investments and believes that declines in the fair value of its nuclear decommissioning trust funds and pension and other postretirement benefit plans due to its relatively small exposure to subprime assets will not be significant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Generation

Executive Overview

A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION—Executive Overview” of this Report.

Results of Operation

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

A discussion of Generation’s results of operations for 2007 compared to 2006 is set forth under “Results of Operations—Generation” in “EXELON CORPORATION—Results of Operations” of this Report.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

A discussion of ComEd’s results of operations for 2007 compared 2006 is set forth under “Results of Operations—ComEd” in “EXELON CORPORATION—Results of Operations” of this Report.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

A discussion of ComEd’s results of operations for 2006 compared to 2005 is set forth under “Results of Operations—ComEd” in “EXELON CORPORATION—Results of Operations” of this Report.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At December 31, 2007, ComEd had access to an unsecured revolving credit facilities with aggregate bank commitments of $1 billion. At December 31, 2007, ComEd had borrowed $370 million from its unsecured credit facility since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, ComEd’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt in 2008. As of December 31, 2007, ComEd has the capacity to issue approximately $2.8 billion of first mortgage bonds as a result of replacing its secured credit facility, which contained a restriction on a portion of such bond issuances, with an unsecured credit facility, which does not contain that restriction. To manage cash flows, ComEd did not pay a dividend in 2006 or 2007.

During 2007 as compared to the same period in 2006, ComEd experienced a decrease in operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which ComEd is allowed to pass-along to its customers without mark-up. While ComEd’s 2007 results reflect an $83 million annual revenue requirement increase as allowed by the ICC, this revenue requirement increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter of 2007. Resolution of the transmission rate case in 2007 resulted in an increase in first-year annual transmission network service revenue requirement of approximately $93 million. The rate increases were requested to reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion.

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

ComEd

ComEd is exposed to market risks associated with commodity price, credit and interest rates. These risks are described above under “Quantitative and Qualitative Disclosures about Market Risk— Exelon.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PECO

Executive Overview

A discussion of items pertinent to PECO’s executive overview is set forth under “EXELON CORPORATION—Executive Overview” of this Report.

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

A discussion of PECO’s results of operations for 2007 compared to 2006 is set forth under “Results of Operations—PECO” in “EXELON CORPORATION—Results of Operations” of this Report.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

A discussion of PECO’s results of operations for 2006 compared to 2005 is set forth under “Results of Operations—PECO” in “EXELON CORPORATION—Results of Operations” of this Report.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to an unsecured revolving credit facility that PECO currently utilizes to support its commercial paper program. See the “Credit Issues” section of “Liquidity and Capital Resources” for further discussion.

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

Exelon’s management conducted an assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Exelon’s management concluded that, as of December 31, 2007, Exelon’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 7, 2008

Management’s Report on Internal Control Over Financial Reporting

The management of Exelon Generation Company (Generation) is responsible for establishing and maintaining adequate internal control over financial reporting. Generation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Generation’s management conducted an assessment of the effectiveness of Generation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Generation’s management concluded that, as of December 31, 2007, Generation’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 7, 2008

Management’s Report on Internal Control Over Financial Reporting

The management of Commonwealth Edison Company (ComEd) is responsible for establishing and maintaining adequate internal control over financial reporting. ComEd’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ComEd’s management conducted an assessment of the effectiveness of ComEd’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ComEd’s management concluded that, as of December 31, 2007, ComEd’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 7, 2008

Management’s Report on Internal Control Over Financial Reporting

The management of PECO Energy Company (PECO) is responsible for establishing and maintaining adequate internal control over financial reporting. PECO’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PECO’s management conducted an assessment of the effectiveness of PECO’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PECO’s management concluded that, as of December 31, 2007, PECO’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 7, 2008

Report of Independent Registered Public Accounting Firm

To The Shareholders and the Board of Directors of Exelon Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1)(i) present fairly, in all material respects, the financial position of Exelon Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(1)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, Exelon Corporation changed its method of accounting for conditional asset retirement obligations as of December 31, 2005, its method of accounting for stock-based compensation as of January 1, 2006, its method of accounting for its defined benefit pension and other postretirement plans as of December 31, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 7, 2008

Report of Independent Registered Public Accounting Firm

To the Member and the Board of Directors of Exelon Generation Company, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(2)(i) present fairly, in all material respects, the financial position of Exelon Generation Company, LLC and its subsidiaries (Generation) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(2)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, Generation changed its method of accounting for conditional asset retirement obligations as of December 31, 2005, its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 7, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Commonwealth Edison Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(3)(i) present fairly, in all material respects, the financial position of Commonwealth Edison Company and its subsidiaries (ComEd) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(3)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, ComEd changed its method of accounting for conditional asset retirement obligations as of December 31, 2005, its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 7, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PECO Energy Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(4)(i) present fairly, in all material respects, the financial position of PECO Energy Company and its subsidiaries (PECO) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(4)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, PECO changed its method of accounting for conditional asset retirement obligations as of December 31, 2005, its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 7, 2008

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2007	2006	2005
Operating revenues	$18,916	$15,655	$15,357
Operating expenses
Purchased power	5,282	2,683	3,162
Fuel	2,360	2,549	2,508
Operating and maintenance	4,289	3,868	3,694
Impairment of goodwill	—	776	1,207
Depreciation and amortization	1,520	1,487	1,334
Taxes other than income	797	771	728

Total operating expenses	14,248	12,134	12,633

Operating income	4,668	3,521	2,724

Other income and deductions
Interest expense	(647)	(616)	(513)
Interest expense to affiliates, net	(203)	(264)	(316)
Equity in losses of unconsolidated affiliates	(106)	(111)	(134)
Other, net	460	266	134

Total other income and deductions	(496)	(725)	(829)

Income from continuing operations before income taxes	4,172	2,796	1,895
Income taxes	1,446	1,206	944

Income from continuing operations	2,726	1,590	951
Discontinued operations
Income (loss) from discontinued operations (net of taxes of $3, $0 and $(3), respectively)	6	(2)	(4)
Gain on disposal of discontinued operations (net of taxes of $2, $2 and $6, respectively)	4	4	18

Income from discontinued operations	10	2	14

Income before a cumulative effect of change in accounting principle	2,736	1,592	965
Cumulative effect of a change in accounting principle (net of income taxes of $0, $0, and $(27), respectively)	—	—	(42)

Net income	$2,736	$1,592	$923

Average shares of common stock outstanding
Basic	670	670	669
Diluted	676	676	676

Earnings per average common share—basic:
Income from continuing operations	$4.06	$2.37	$1.42
Income from discontinued operations	0.02	—	0.02
Cumulative effect of a change in accounting principle	—	—	(0.06)

Net income	$4.08	$2.37	$1.38

Earnings per average common share—diluted:
Income from continuing operations	$4.03	$2.35	$1.40
Income from discontinued operations	0.02	—	0.02
Cumulative effect of a change in accounting principle	—	—	(0.06)

Net income	$4.05	$2.35	$1.36

Dividends per common share	$1.76	$1.60	$1.60

See Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities
Net income	$2,736	$1,592	$923
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	2,183	2,132	1,967
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	42
Impairment charges	—	894	1,207
Deferred income taxes and amortization of investment tax credits	(104)	73	493
Net realized and unrealized mark-to-market transactions	102	(83)	(30)
Other non-cash operating activities	664	197	423
Changes in assets and liabilities:
Accounts receivable	(585)	(62)	(279)
Inventories	9	(59)	(118)
Accounts payable, accrued expenses and other current liabilities	330	67	172
Counterparty collateral asset	(246)	259	(244)
Counterparty collateral liability	(270)	172	57
Income taxes	160	69	138
Restricted cash	(15)	—	—
Pension and non-pension postretirement benefit contributions	(204)	(180)	(2,225)
Other assets and liabilities	(264)	(236)	(379)

Net cash flows provided by operating activities	4,496	4,835	2,147

Cash flows from investing activities
Capital expenditures	(2,674)	(2,418)	(2,165)
Proceeds from nuclear decommissioning trust fund sales	7,312	4,793	5,274
Investment in nuclear decommissioning trust funds	(7,527)	(5,081)	(5,501)
Acquisitions of business, net of cash acquired	—	—	(97)
Proceeds from sales of investments, long-lived assets and wholly owned subsidiaries, net of $32 of cash sold during 2005	95	2	107
Change in restricted cash	(45)	(9)	21
Other investing activities	(70)	(49)	(126)

Net cash flows used in investing activities	(2,909)	(2,762)	(2,487)

Cash flows from financing activities
Issuance of long-term debt	1,621	1,370	1,788
Retirement of long-term debt	(262)	(402)	(508)
Retirement of long-term debt to financing affiliates	(1,020)	(910)	(835)
Issuance of short-term debt	—	—	2,500
Retirement of short-term debt	—	(300)	(2,200)
Change in short-term debt	311	(685)	500
Dividends paid on common stock	(1,180)	(1,071)	(1,070)
Proceeds from employee stock plans	215	184	222
Purchase of treasury stock	(1,208)	(186)	(362)
Purchase of forward contract in relation to certain treasury stock	(79)	—	—
Other financing activities	102	11	(54)

Net cash flows used in financing activities	(1,500)	(1,989)	(19)

Increase (decrease) in cash and cash equivalents	87	84	(359)
Cash and cash equivalents at beginning of period	224	140	499

Cash and cash equivalents at end of period	$311	$224	$140

See Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2007	2006
Assets

Current assets
Cash and cash equivalents	$311	$224
Restricted cash and investments	118	58
Accounts receivable, net
Customer	2,041	1,747
Other	611	462
Mark-to-market derivative assets	445	1,418
Inventories, net, at average cost
Fossil fuel	252	300
Materials and supplies	471	431
Other	802	352

Total current assets	5,051	4,992

Property, plant and equipment, net	24,153	22,775

Deferred debits and other assets
Regulatory assets	5,133	5,808
Nuclear decommissioning trust funds	6,823	6,415
Investments	668	725
Investments in affiliates	63	85
Goodwill	2,625	2,694
Mark-to-market derivative assets	117	171
Other	1,261	654

Total deferred debits and other assets	16,690	16,552

Total assets	$45,894	$44,319

See Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2007	2006
Liabilities and shareholders’ equity

Current liabilities
Short-term borrowings	$616	$305
Long-term debt due within one year	605	248
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	501	581
Accounts payable	1,450	1,382
Mark-to-market derivative liabilities	599	1,015
Accrued expenses	1,240	1,180
Other	984	1,084

Total current liabilities	5,995	5,795

Long-term debt	9,915	8,896
Long-term debt due to ComEd Transitional Funding Trust and PECO Energy Transition Trust	1,505	2,470
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes and unamortized tax credits	5,081	5,340
Asset retirement obligations	3,812	3,780
Pension obligations	777	747
Non-pension postretirement benefits obligations	1,717	1,817
Spent nuclear fuel obligation	997	950
Regulatory liabilities	3,301	3,025
Mark-to-market derivative liabilities	465	78
Other	1,560	782

Total deferred credits and other liabilities	17,710	16,519

Total liabilities	35,670	34,225

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 661 and 670 shares outstanding at December 31, 2007 and 2006, respectively)	8,579	8,314
Treasury stock, at cost (28 and 13 shares held at December 31, 2007 and 2006, respectively)	(1,838)	(630)
Retained earnings	4,930	3,426
Accumulated other comprehensive loss, net	(1,534)	(1,103)

Total shareholders’ equity	10,137	10,007

Total liabilities and shareholders’ equity	$45,894	$44,319

See Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2004	666,688	$7,664	$(82)	$3,353	$(1,446)	$9,489
Net income	—	—	—	923	—	923
Long-term incentive plan activity	8,862	311	—	—	—	311
Employee stock purchase plan issuances	259	12	—	—	—	12
Common stock purchases	—	—	(362)	—	—	(362)
Common stock dividends declared	—	—	—	(1,070)	—	(1,070)
Other comprehensive loss, net of income taxes of $(127)	—	—	—	—	(178)	(178)

Balance, December 31, 2005	675,809	7,987	(444)	3,206	(1,624)	9,125
Net income	—	—	—	1,592	—	1,592
Long-term incentive plan activity	6,385	313	—	—	—	313
Employee stock purchase plan issuances	280	14	—	—	—	14
Common stock purchases	—	—	(186)	—	—	(186)
Common stock dividends declared	—	—	—	(1,372)	—	(1,372)
Adjustment to initially apply Statement of Financial Accounting Standards No. 158 (SFAS No. 158), net of income taxes of $804	—	—	—	—	(1,268)	(1,268)
Other comprehensive income, net of income taxes of $1,179	—	—	—	—	1,789	1,789

Balance, December 31, 2006	682,474	8,314	(630)	3,426	(1,103)	10,007
Net income	—	—	—	2,736	—	2,736
Long-term incentive plan activity	6,455	328	—	—	—	328
Employee stock purchase plan issuances	254	16	—	—	—	16
Common stock purchases	—	(79)	(1,208)	—	—	(1,287)
Common stock dividends declared	—	—	—	(1,219)	—	(1,219)
Adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48)	—	—	—	(13)	—	(13)
Other comprehensive income, net of income taxes of $(290)	—	—	—	—	(431)	(431)

Balance, December 31, 2007	689,183	$8,579	$(1,838)	$4,930	$(1,534)	$10,137

See Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Net income	$2,736	$1,592	$923
Other comprehensive income (loss)
Pension and non-pension postretirement benefit plans:
Prior service (benefit) reclassified to periodic benefit cost, net of income taxes of $(4)	(9)	—	—
Actuarial loss reclassified to periodic cost, net of income taxes of $57	74	—	—
Transition obligation reclassified to periodic cost, net of income taxes of $2	3	—	—
Finalization of pension and non-pension postretirement benefit plans valuation, net of income taxes of $1	19	—	—
Minimum pension liability, net of income taxes of $0, $674, and $3, respectively	—	1,138	10
Net unrealized (loss) gain on cash-flow hedges, net of income taxes of $(345), $368 and $(133), respectively	(513)	559	(199)
Foreign currency translation adjustment, net of income taxes of $0, $0, and $(1), respectively	—	—	(3)
Unrealized (loss) gain on marketable securities, net of income taxes of $(1), $137, and $4, respectively	(5)	92	14

Other comprehensive (loss) income	(431)	1,789	(178)

Comprehensive income	$2,305	$3,381	$745

See Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Operating revenues
Operating revenues	$7,211	$4,401	$4,198
Operating revenues from affiliates	3,538	4,742	4,848

Total operating revenues	10,749	9,143	9,046

Operating expenses
Purchased power	2,705	2,027	2,569
Fuel	1,746	1,951	1,913
Operating and maintenance	2,190	2,041	2,051
Operating and maintenance from affiliates	264	264	237
Depreciation and amortization	267	279	254
Taxes other than income	185	185	170

Total operating expense	7,357	6,747	7,194

Operating income	3,392	2,396	1,852

Other income and deductions
Interest expense	(161)	(155)	(125)
Interest expense to affiliates, net	—	(4)	(3)
Equity in earnings (losses) of investments	1	(9)	(1)
Other, net	155	41	95

Total other income and deductions	(5)	(127)	(34)

Income from continuing operations before income taxes and minority interest	3,387	2,269	1,818
Income taxes	1,362	866	709

Income from continuing operations	2,025	1,403	1,109
Discontinued operations
Gain on disposal of discontinued operations (net of taxes of $2, $2 and $6, respectively)	4	4	19

Income from discontinued operations	4	4	19

Income before cumulative effect of a change in accounting principle	2,029	1,407	1,128
Cumulative effect of a change in accounting principle (net of income taxes of $0, $0 and $(19), respectively)	—	—	(30)

Net income	$2,029	$1,407	$1,098

See Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities
Net income	$2,029	$1,407	$1,098
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	928	924	886
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	30
Deferred income taxes and amortization of investment tax credits	(31)	174	330
Net realized and unrealized mark-to-market transactions	139	(107)	(6)
Other non-cash operating activities	186	53	22
Changes in assets and liabilities:
Accounts receivable	(204)	(9)	(64)
Inventories	(38)	(1)	(82)
Accounts payable, accrued expenses and other current liabilities	162	(27)	143
Receivables from and payables to affiliates, net	288	(35)	(101)
Counterparty collateral asset	(246)	259	(244)
Counterparty collateral liability	(272)	172	57
Income taxes	269	97	178
Pension and non-pension postretirement benefit contributions	(99)	(78)	(962)
Other assets and liabilities	(117)	(279)	(313)

Net cash flows provided by operating activities	2,994	2,550	972

Cash flows from investing activities
Capital expenditures	(1,269)	(1,109)	(1,067)
Proceeds from nuclear decommissioning trust fund sales	7,312	4,793	5,274
Investment in nuclear decommissioning trust funds	(7,527)	(5,081)	(5,501)
Acquisition of business, net of cash acquired	—	—	(97)
Proceeds from sales of investments, net of $32 of cash sold during 2005	95	—	103
Changes in Exelon intercompany money pool contributions	13	(13)	—
Change in restricted cash	(45)	1	(1)
Other investing activities	(3)	3	(5)

Net cash flows used in investing activities	(1,424)	(1,406)	(1,294)

Cash flows from financing activities
Issuance of long-term debt	746	—	—
Retirement of long-term debt	(11)	(12)	(14)
Change in short-term debt	—	(311)	311
Changes in Exelon intercompany money pool borrowings	—	(92)	(191)
Distribution to member	(2,357)	(609)	(857)
Contribution from member	54	25	843
Other financing activities	(3)	(51)	1

Net cash flows (used in) provided by financing activities	(1,571)	(1,050)	93

(Decrease) increase in cash and cash equivalents	(1)	94	(229)
Cash and cash equivalents at beginning of period	128	34	263

Cash and cash equivalents at end of period	$127	$128	$34

See Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2007	2006
Assets

Current assets
Cash and cash equivalents	$127	$128
Restricted cash and investments	47	2
Accounts receivable, net
Customer	764	575
Other	113	122
Mark-to-market derivative assets	445	1,408
Receivables from affiliates	149	437
Inventories, net, at average cost
Fossil fuel	126	127
Materials and supplies	378	335
Deferred income taxes	94	—
Contributions to Exelon intercompany money pool	—	13
Other	552	286

Total current assets	2,795	3,433

Property, plant and equipment, net	8,043	7,514

Deferred debits and other assets
Nuclear decommissioning trust funds	6,823	6,415
Investments	31	115
Mark-to-market derivative assets	113	171
Prepaid pension asset	960	996
Other	289	265

Total deferred debits and other assets	8,216	7,962

Total assets	$19,054	$18,909

	December 31,
(in millions)	2007	2006
Liabilities and member’s equity

Current liabilities
Short-term borrowings	$—	$—
Long-term debt due within one year	12	12
Accounts payable	857	899
Mark-to-market derivative liabilities	599	1,003
Mark-to-market derivative liability with affiliate	13	—
Accrued expenses	704	496
Deferred income taxes	—	142
Other	261	362

Total current liabilities	2,446	2,914

Long-term debt	2,513	1,778

Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,084	1,380
Asset retirement obligations	3,626	3,602
Pension obligations	26	37
Non-pension postretirement benefits obligations	546	538
Spent nuclear fuel obligation	997	950
Payables to affiliates	2,117	1,911
Mark-to-market derivative liabilities	465	77
Mark-to-market derivative liability with affiliate	443	—
Other	421	238

Total deferred credits and other liabilities	9,725	8,733

Total liabilities	14,684	13,425

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,321	3,267
Undistributed earnings	1,429	1,800
Accumulated other comprehensive (loss) income, net	(381)	416

Total member’s equity	4,369	5,483

Total liabilities and member’s equity	$19,054	$18,909

See Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Changes in Member’s Equity

(in millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance, December 31, 2004	$2,361	$761	$(83)	$3,039
Net income	—	1,098	—	1,098
Distribution to member	—	(857)	—	(857)
Contribution from member	843	—	—	843
Allocation of tax benefit from member	16	—	—	16
Other comprehensive loss, net of income taxes of ($112)	—	—	(159)	(159)

Balance, December 31, 2005	3,220	1,002	(242)	3,980
Net income	—	1,407	—	1,407
Distribution to member	—	(609)	—	(609)
Allocation of tax benefit from member	47	—	—	47
Adjustment to initially apply SFAS No. 158, net of income taxes of $1	—	—	2	2
Other comprehensive income, net of income taxes of $507	—	—	656	656

Balance, December 31, 2006	3,267	1,800	416	5,483
Net income	—	2,029	—	2,029
Distribution to member	—	(2,357)	—	(2,357)
Allocation of tax benefit from member	54	—	—	54
Adoption of FIN 48	—	(43)	—	(43)
Other comprehensive income, net of income taxes of $(524)	—	—	(797)	(797)

Balance, December 31, 2007	$3,321	$1,429	$(381)	$4,369

See Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Net income	$2,029	$1,407	$1,098
Other comprehensive income (loss)
Pension and non-pension postretirement benefit plans:
Finalization of pension and non-pension postretirement benefit plans valuation, net of income taxes of $3	5	—	—
Net unrealized (loss) gain on cash-flow hedges, net of income taxes of $(525), $371 and $(116), respectively	(795)	565	(172)
Foreign currency translation adjustment, net of income taxes of $0, $0 and $0, respectively	—	—	(1)
Unrealized gain on marketable securities, net of income taxes of $(2), $136 and $4, respectively	(7)	91	14

Other comprehensive (loss) income	(797)	656	(159)

Comprehensive income	$1,232	$2,063	$939

See Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Operating revenues
Operating revenues	$6,099	$6,091	$6,253
Operating revenues from affiliates	5	10	11

Total operating revenues	6,104	6,101	6,264

Operating expenses
Purchased power	2,270	363	346
Purchased power from affiliate	1,477	2,929	3,174
Operating and maintenance	895	525	640
Operating and maintenance from affiliates	196	220	193
Impairment of goodwill	—	776	1,207
Depreciation and amortization	440	430	413
Taxes other than income	314	303	303

Total operating expenses	5,592	5,546	6,276

Operating income (loss)	512	555	(12)

Other income and deductions
Interest expense	(265)	(236)	(203)
Interest expense to affiliates, net	(53)	(72)	(88)
Equity in losses of unconsolidated affiliates	(7)	(10)	(14)
Other, net	58	96	4

Total other income and deductions	(267)	(222)	(301)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	245	333	(313)
Income taxes	80	445	363

Income (loss) before cumulative effect of a change in accounting principle	165	(112)	(676)
Cumulative effect of a change in accounting principle (net of income taxes of $0, $0 and $(6), respectively)	—	—	(9)

Net Income (loss)	$165	$(112)	$(685)

See Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$165	$(112)	$(685)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion	441	431	413
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	9
Impairment of goodwill	—	776	1,207
Deferred income taxes and amortization of investment tax credits	82	103	226
Net realized and unrealized mark-to-market transactions	(5)	5	—
Other non-cash operating activities	211	(134)	140
Changes in assets and liabilities:
Accounts receivable	(103)	6	(108)
Inventories	6	(34)	(1)
Accounts payable, accrued expenses and other current liabilities	120	38	45
Receivables from and payables to affiliates, net	(132)	(58)	28
Income taxes	(93)	14	(137)
Restricted cash	(15)	—	—
Pension and non-pension postretirement benefit contributions	(53)	(47)	(865)
Other assets and liabilities	(104)	(1)	(25)

Net cash flows provided by operating activities	520	987	247

Cash flows from investing activities
Capital expenditures	(1,040)	(911)	(776)
Changes in Exelon intercompany money pool contributions	—	—	308
Other investing activities	25	17	(11)

Net cash flows used in investing activities	(1,015)	(894)	(479)

Cash flows from financing activities
Issuance of long-term debt	705	1,074	91
Retirement of long-term debt	(147)	(327)	(417)
Retirement of long-term debt to ComEd Transitional Funding Trust	(349)	(339)	(354)
Change in Exelon intercompany money pool borrowings	—	(140)	140
Retirement of preferred stock	—	—	(9)
Change in short-term debt	310	(399)	459
Dividends paid on common stock	—	—	(498)
Contributions from parent	28	37	834
Other financing activities	—	(2)	(6)

Net cash flow provided by (used in) financing activities	547	(96)	240

Increase (decrease) in cash and cash equivalents	52	(3)	8
Cash and cash equivalents at beginning of period	35	38	30

Cash and cash equivalents at end of period	$87	$35	$38

See Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2007	2006
Assets

Current assets
Cash and cash equivalents	$87	$35
Restricted cash	15	—
Accounts receivable, net
Customer	706	740
Other	203	62
Inventories, net, at average cost	74	83
Deferred income taxes	—	29
Regulatory assets	101	—
Receivables from affiliates	17	18
Mark-to-market derivative asset with affiliate	13	—
Other	25	40

Total current assets	1,241	1,007

Property, plant and equipment, net	11,127	10,457

Deferred debits and other assets
Regulatory assets	503	532
Investments	46	44
Investments in affiliates	6	20
Goodwill	2,625	2,694
Receivables from affiliates	1,908	1,774
Mark-to-market derivative asset with affiliate	443	—
Prepaid pension asset	875	914
Other	602	332

Total deferred debits and other assets	7,008	6,310

Total assets	$19,376	$17,774

See Combined Notes to Consolidated Financial Statements

	December 31,
(in millions)	2007	2006
Liabilities and shareholders’ equity

Current liabilities
Short-term borrowings	$370	$60
Long-term debt due within one year	122	147
Long-term debt to ComEd Transitional Funding Trust due within one year	274	308
Accounts payable	289	203
Accrued expenses	367	467
Payables to affiliates	55	219
Customer deposits	119	114
Regulatory liabilities	17	—
Deferred income taxes	33	—
Other	66	82

Total current liabilities	1,712	1,600

Long-term debt	4,023	3,432
Long-term debt to ComEd Transitional Funding Trust	—	340
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,049	2,310
Asset retirement obligations	163	156
Non-pension postretirement benefits obligations	185	176
Regulatory liabilities	3,447	2,824
Other	908	277

Total deferred credits and other liabilities	6,752	5,743

Total liabilities	12,848	11,476

Commitments and contingencies

Shareholders’ equity
Common stock	1,588	1,588
Other paid in capital	4,968	4,906
Retained deficit	(29)	(193)
Accumulated other comprehensive income (loss), net	1	(3)

Total shareholders’ equity	6,528	6,298

Total liabilities and shareholders’ equity	$19,376	$17,774

See Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(in millions)	Common Stock	Preferred and Preference Stock	Other Paid In Capital	Receivable from Parent	Retained Earnings (Deficits) Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2004	$1,588	$7	$4,168	$(125)	$—	$1,102	$—	$6,740
Net loss	—	—	—	—	(685)	—	—	(685)
Repayment of receivable from parent	—	—	—	125	—	—	—	125
Capital contribution from parent	—	—	709	—	—	—	—	709
Allocation of tax benefit from parent	—	—	27	—	—	—	—	27
Appropriation of retained earnings for future dividends	—	—	—	—	(495)	495	—	—
Common stock dividends	—	—	—	—	—	(498)	—	(498)
Redemption of preferred stock	—	(7)	—	—	—	—	—	(7)
Resolution of certain tax matters	—	—	(14)	—	—	—	—	(14)
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	—	—	(1)	(1)

Balance, December 31, 2005	1,588	—	4,890	—	(1,180)	1,099	(1)	6,396
Net loss	—	—	—	—	(112)	—	—	(112)
Allocation of tax benefit from parent	—	—	21	—	—	—	—	21
Appropriation of retained earnings for future dividends	—	—	—	—	(340)	340	—	—
Resolution of certain tax matters	—	—	(5)	—	—	—	—	(5)
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	—	—	(2)	(2)

Balance, December 31, 2006	1,588	—	4,906	—	(1,632)	1,439	(3)	6,298
Net Income	—	—	—	—	165	—	—	165
Allocation of tax benefit from parent	—	—	28	—	—	—	—	28
Appropriation of retained earnings for future dividends	—	—	—	—	(171)	171	—	—
Adoption of FIN 48	—	—	34	—	(1)	—	—	33
Other comprehensive income, net of income taxes of $3	—	—	—	—	—	—	4	4

Balance, December 31, 2007	$1,588	$—	$4,968	$—	$(1,639)	$1,610	$1	$6,528

See Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Net income (loss)	$165	$(112)	$(685)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of income taxes of $0, $0 and $(1), respectively	—	—	(2)
Unrealized gain on marketable securities, net of income taxes of $1, $1 and $0, respectively	—	2	1
Unrealized gain (loss) on cash-flow hedges, net of income taxes of $2, $(2) and $0, respectively	4	(4)	—

Other comprehensive income (loss)	4	(2)	(1)

Comprehensive income (loss)	$169	$(114)	$(686)

See Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Operating revenues
Operating revenues	$5,596	$5,153	$4,893
Operating revenues from affiliates	17	15	17

Total operating revenues	5,613	5,168	4,910

Operating expenses
Purchased power	307	293	248
Purchased power from affiliate	2,059	1,811	1,670
Fuel	617	598	596
Fuel from affiliate	—	—	1
Operating and maintenance	513	498	440
Operating and maintenance from affiliates	117	130	109
Depreciation and amortization	773	710	566
Taxes other than income	280	262	231

Total operating expenses	4,666	4,302	3,861

Operating income	947	866	1,049

Other income and deductions
Interest expense	(94)	(73)	(56)
Interest expense to affiliates, net	(154)	(193)	(223)
Equity in losses of unconsolidated affiliates	(7)	(9)	(16)
Other, net	45	30	13

Total other income and deductions	(210)	(245)	(282)

Income before income taxes and cumulative effect of a change in accounting principle	737	621	767
Income taxes	230	180	247

Income before cumulative effect of a change in accounting principle	507	441	520
Cumulative effect of a change in accounting principle (net of income taxes of $0, $0 and $(2), respectively)	—	—	(3)

Net income	507	441	517
Preferred stock dividends	4	4	4

Net income on common stock	$503	$437	$513

See Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities
Net income	$507	$441	$517
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	773	710	566
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	3
Deferred income taxes and amortization of investment tax credits	(186)	(220)	(82)
Other non-cash operating activities	86	109	95
Changes in assets and liabilities:
Accounts receivable	(158)	(69)	(118)
Inventories	40	(24)	(35)
Accounts payable, accrued expenses and other current liabilities	78	14	13
Receivables from and payables to affiliates, net	(58)	26	31
Income taxes	(51)	13	(99)
Pension and non-pension postretirement benefit contributions	(31)	(32)	(189)
Other assets and liabilities	(20)	49	2

Net cash flows provided by operating activities	980	1,017	704

Cash flows from investing activities
Capital expenditures	(339)	(345)	(298)
Changes in Exelon intercompany money pool contributions	—	8	26
Change in restricted cash	1	(2)	27
Other investing activities	1	7	4

Net cash flows used in investing activities	(337)	(332)	(241)

Cash flows from financing activities
Issuance of long-term debt	172	296	—
Retirement of long-term debt	(17)	(13)	(16)
Retirement of long-term debt to PECO Energy Transition Trust	(671)	(571)	(481)
Change in short-term debt	151	(125)	220
Changes in Exelon intercompany money pool borrowings	(45)	45	—
Dividends paid on common and preferred stock	(566)	(506)	(473)
Contribution from parent	338	181	250

Net cash flows used in financing activities	(638)	(693)	(500)

Increase (decrease) in cash and cash equivalents	5	(8)	(37)
Cash and cash equivalents at beginning of period	29	37	74

Cash and cash equivalents at end of period	$34	$29	$37

See Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2007	2006
Assets
Current assets
Cash and cash equivalents	$34	$29
Restricted cash	3	4
Accounts receivable, net
Customer	525	426
Other	44	79
Inventories, net, at average cost
Gas	127	173
Materials and supplies	19	13
Deferred income taxes	35	25
Other	13	13

Total current assets	800	762

Property, plant and equipment, net	4,842	4,651

Deferred debits and other assets
Regulatory assets	3,273	3,896
Investments	25	21
Investment in affiliates	57	64
Receivable from affiliate	212	151
Other	601	228

Total deferred debits and other assets	4,168	4,360

Total assets	$9,810	$9,773

See Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(in millions)	2007	2006
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$246	$95
Borrowings from Exelon intercompany money pool	—	45
Long-term debt due within one year	450	—
Long-term debt to PECO Energy Transition Trust due within one year	227	273
Accounts payable	211	175
Accrued expenses	148	121
Payables to affiliates	145	203
Customer deposits	67	50
Other	22	16

Total current liabilities	1,516	978

Long-term debt	1,176	1,469
Long-term debt to PECO Energy Transition Trust	1,506	2,131
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,618	2,601
Asset retirement obligations	22	21
Non-pension postretirement benefit obligations	282	283
Regulatory liabilities	250	151
Other	146	146

Total deferred credits and other liabilities	3,318	3,202

Total liabilities	7,700	7,964

Commitments and contingencies
Shareholders’ equity
Common stock	2,255	2,223
Preferred stock	87	87
Receivable from parent	(784)	(1,090)
Retained earnings	548	584
Accumulated other comprehensive income, net	4	5

Total shareholders’ equity	2,110	1,809

Total liabilities and shareholders’ equity	$9,810	$9,773

See Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(in millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2004	$2,176	$87	$(1,482)	$607	$10	$1,398
Net income	—	—	—	517	—	517
Common stock dividends	—	—	—	(469)	—	(469)
Preferred stock dividends	—	—	—	(4)	—	(4)
Repayment of receivable from parent	—	—	250	—	—	250
Allocation of tax benefit from parent	15	—	—	—	—	15
Other comprehensive loss, net of income taxes of $(3)	—	—	—	—	(3)	(3)
Other	2	—	—	(2)	—	—

Balance, December 31, 2005	2,193	87	(1,232)	649	7	1,704
Net income	—	—	—	441	—	441
Common stock dividends	—	—	—	(502)	—	(502)
Preferred stock dividends	—	—	—	(4)	—	(4)
Repayment of receivable from parent	—	—	142	—	—	142
Allocation of tax benefit from parent	30	—	—	—	—	30
Other comprehensive loss, net of income taxes of $(2)	—	—	—	—	(2)	(2)

Balance, December 31, 2006	2,223	87	(1,090)	584	5	1,809
Net income	—	—	—	507	—	507
Common stock dividends	—	—	—	(562)	—	(562)
Preferred stock dividends	—	—	—	(4)	—	(4)
Repayment of receivable from parent	—	—	306	—	—	306
Allocation of tax benefit from parent	32	—	—	—	—	32
Adoption of FIN 48	—	—	—	23	—	23
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	(1)	(1)

Balance, December 31, 2007	$2,255	$87	$(784)	$548	$4	$2,110

See Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2007	2006	2005
Net income	$507	$441	$517
Other comprehensive loss
Change in net unrealized loss on cash-flow hedges, net of income taxes of $(1), $(2) and $(3), respectively	(1)	(2)	(3)

Other comprehensive loss	(1)	(2)	(3)

Comprehensive income	$506	$439	$514

See Combined Notes to Consolidated Financial Statements

Exel on Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements

(Dollars in millions, except per share data unless otherwise noted)

1. Significant Accounting Policies

Description of Business (Exelon, Generation, ComEd and PECO)

Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the generation and energy delivery businesses discussed below. The generation business consists of its owned and contracted electric generating facilities, the wholesale energy marketing operations and competitive retail sales operations of Exelon Generation Company, LLC (Generation). The energy delivery businesses include the purchase and regulated retail sale of electricity and the provision of distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois, including the City of Chicago, and by PECO Energy Company (PECO) in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

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

Exelon owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred stock. Exelon has reflected the third-party interests in ComEd as minority interests and PECO’s preferred stock as preferred securities of subsidiaries in its consolidated financial statements.

Generation owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, Inc., of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements.

Generation’s, ComEd’s and PECO’s consolidated financial statements include the accounts of their subsidiaries. All intercompany transactions have been eliminated.

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

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, the accounting for nuclear decommissioning costs and other asset retirement obligations (AROs), pension and other postretirement benefits, inventory reserves, allowance for doubtful accounts, goodwill and asset impairments, derivative instruments, fixed asset depreciation, environmental costs, taxes, and unbilled energy revenues.

Accounting for the Effects of Regulation (Exelon, ComEd and PECO)

Exelon, ComEd and PECO account for their regulated operations in accordance with accounting policies prescribed by the regulatory authorities having jurisdiction, principally the Illinois Commerce Commission (ICC) and the Pennsylvania Public Utility Commission (PAPUC) under state public utility laws, the Federal Energy Regulatory Commission (FERC) under various Federal laws, and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) prior to its repeal effective February 8, 2006. Exelon, ComEd and PECO apply Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). SFAS No. 71 requires ComEd and PECO to record in their financial statements the effects of rate regulation for utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. Exelon believes that it is probable that its currently recorded regulatory assets and liabilities will be recovered in future rates. However, Exelon, ComEd and PECO continue to evaluate their abilities to apply SFAS No. 71, including consideration of the current events related to each of their regulatory and political environments. If a separable portion of ComEd’s or PECO’s business was no longer able to meet the provisions of SFAS No. 71, Exelon, ComEd and PECO would be required to eliminate from their financial statements the effects of regulation for that portion, which could have a material impact on their financial condition and results of operations. See Note 4—Regulatory Issues for further information.

Segment Information (Generation, ComEd and PECO)

Exelon has three reportable and operating segments: Generation, ComEd and PECO. See Note 21—Segment Information for further information regarding Exelon’s segments. Generation, ComEd and PECO each operate in a single business segment.

Variable Interest Entities (Exelon, ComEd and PECO)

The financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC and ComEd Transitional Funding Trust, and the financing trusts of PECO, namely PECO Trust III, PECO Energy Capital Trust IV (PECO Trust IV) and PECO Energy Transition Trust (PETT), are not consolidated in Exelon’s, ComEd’s and PECO’s financial statements pursuant to the provisions of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” and FIN 46 (revised December 2003) (FIN 46-R). See Note 22—Related Party Transactions regarding information on the amounts recorded with respect to the financing trusts within the Consolidated Balance Sheets.

The maximum exposure to loss as a result of ComEd’s and PECO’s involvement with the financing trusts was $21 million and $57 million respectively, at December 31, 2007 and $34 million and $64 million, respectively, at December 31, 2006.

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

RTOs and ISOs. In regional transmission organization (RTO) and ISO markets that facilitate the dispatch of energy and energy-related products, Exelon and Generation report sales and purchases conducted within these markets on a net hourly basis in either revenues or purchased power on Exelon’s and Generation’s Consolidated Statements of Operations, the classification of which depends on the hourly activity.

Option Contracts, Swaps, and Commodity Derivatives. Premiums received and paid on option contracts and swap arrangements are amortized to revenue and expensed over the lives of the contracts. Certain option contracts and swap arrangements which meet the definition of derivative instruments are recorded at fair value with subsequent changes in fair value recognized as revenues and expenses, unless hedge accounting is applied. If the derivatives meet hedging criteria, changes in fair value are recorded in other comprehensive income (OCI). ComEd has not elected hedge accounting for its financial swap contract with Generation. Since ComEd is entitled to full recovery of the costs of the financial swap contract in rates, ComEd records the fair value of the swap as well as an offsetting regulatory asset or liability.

Trading Activities. Exelon and Generation account for their trading activities under the provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), which requires revenue and energy costs related to energy trading contracts to be presented on a net basis in the income statement. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with unrealized gains and losses recognized in operating revenues.

Physically Settled Derivative Contracts. Exelon and Generation account for realized gains and losses on physically settled derivative contracts not “held for trading purposes” in accordance with EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in EITF Issue No. 02-3, ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’” (EITF 03-11).

Pursuant to EITF 03-11, Exelon and Generation present physically settled derivative contracts not “held for trading purposes”, net within revenues, purchased power and fuel expenses, which totaled $336 million, $561 million and $1,099 million during 2007, 2006 and 2005, respectively.

Income Taxes (Exelon, Generation, ComEd and PECO)

Deferred Federal and state income taxes are provided on all significant temporary differences between the book basis and the tax basis of assets and liabilities and for tax benefits carried forward. Investment tax credits previously utilized for income tax purposes have been deferred on the Registrants’ Consolidated Balance Sheets and are recognized in book income over the life of the

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

related property. See “FIN 48” below for information regarding the Registrants’ accounting for uncertain income tax positions. Prior to January 1, 2007, the Registrants estimated their uncertain income tax obligations in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5), and Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements-a replacement of FASB Concepts Statement No. 3 (incorporating an amendment of FASB Concepts Statement No. 2)”. The Registrants recognize accrued interest related to unrecognized tax benefits in interest expense or interest income in other income and deductions on their Consolidated Statements of Operations.

Pursuant to the Internal Revenue Code (IRC) and relevant state taxing authorities, Exelon and its subsidiaries file consolidated or combined income tax returns for Federal and certain state jurisdictions where allowed or required (see Note 12—Income Taxes).

Generation, ComEd and PECO are parties to an agreement (Tax Sharing Agreement) with Exelon that provides for the allocation of consolidated tax liabilities. The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members. That allocation is treated as a contribution to the capital of the party receiving the benefit.

Taxes Directly Imposed on Revenue-Producing Transactions (Exelon, ComEd and PECO)

Exelon, ComEd and PECO present any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a gross (included in revenues and costs) basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” See Note 20—Supplemental Financial Information for ComEd’s and PECO’s utility taxes that are presented on a gross basis.

Losses on Reacquired and Retired Debt (Exelon, Generation, ComEd and PECO)

Consistent with rate recovery for ratemaking purposes, ComEd’s and PECO’s recoverable losses on reacquired long-term debt related to regulated operations are deferred and amortized to interest expense over the life of the new debt issued to finance the debt redemption, or over the life of the original debt issuance if the debt is not refinanced. Losses on other reacquired debt are recognized as incurred in the Registrants’ Consolidated Statements of Operations.

Cash and Cash Equivalents (Exelon, Generation, ComEd and PECO)

The Registrants consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Investments (Exelon, Generation, ComEd and PECO)

As of December 31, 2007 and 2006, Exelon Corporate’s restricted cash and investments primarily represented restricted funds for payment of medical, dental, vision and long-term disability benefits. As of December 31, 2007, Generation’s restricted cash and investments primarily represented restricted

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

funds for qualifying design, engineering and construction costs related to pollution control notes issued by Generation for an emissions-control facilities project and for payment of certain environmental liabilities. As of December 31, 2006, Generation’s restricted cash and investments primarily represented restricted funds for payment of certain environmental liabilities. As of December 31, 2007, ComEd’s restricted cash primarily represents funds to be used for the rate relief program and collateral received under the supplier forward contracts. As of December 31, 2007 and 2006, PECO’s restricted cash primarily represented funds from the sales of assets that were subject to PECO’s Mortgage Indenture. PECO’s restricted cash is not available for general operations until released from the Mortgage Indenture.

Restricted cash and investments not available for general operations or to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2007 and 2006, Exelon and Generation had restricted cash and investments in the nuclear decommissioning trust funds classified as noncurrent assets.

Allowance for Uncollectible Accounts (Exelon, Generation, ComEd and PECO)

The allowance for uncollectible accounts reflects the Registrants’ best estimates of probable losses on the accounts receivable balances. The allowance is based on known troubled accounts, historical experience and other currently available evidence. ComEd and PECO customers’ accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, which normally occurs on a monthly basis. ComEd and PECO customers’ accounts are written-off consistent with approved regulatory requirements.

The following table summarizes the provision for uncollectible accounts for the years ended December 31, 2007, 2006 and 2005:

For the Year Ended December 31,	Exelon	Generation	ComEd	PECO
2007	$132	$4	$58	$71
2006	94	2	33	58
2005	77	—	24	45

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

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Emission Allowances (Exelon and Generation)

Emission allowances are included in inventory and other deferred debits and are carried at the lower of weighted average cost or market and charged to fuel expense as they are used in operations. The Exelon and Generation emission allowance balances as of December 31, 2007 and 2006 were $86 million and $94 million, respectively.

Marketable Securities (Exelon, Generation, ComEd and PECO)

Marketable securities are classified as available-for-sale securities and are reported at fair value pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Realized and unrealized gains and losses, net of tax, on Generation’s nuclear decommissioning trust funds associated with the former ComEd and former PECO units are included in regulatory liabilities or OCI at Exelon and in noncurrent payables to affiliates or OCI at Generation. Realized and unrealized gains and losses, net of tax, on Generation’s nuclear decommissioning trust funds associated with the AmerGen units and the unregulated portions of Peach Bottom are included in earnings or OCI at Exelon and Generation. See Note 13—Asset Retirement Obligations for information regarding marketable securities held by nuclear decommissioning trust funds and Note 20—Supplemental Financial Information for additional information regarding ComEd’s and PECO’s regulatory assets and liabilities. Unrealized gains, net of tax, for ComEd’s and PECO’s available-for-sale securities are reported in OCI.

Deferred Energy Costs (Exelon, ComEd and PECO)

Starting in 2007, ComEd’s electricity and transmission costs are recoverable or refundable under ComEd’s ICC and / or FERC approved rates. ComEd recovers or refunds the difference between the actual cost of electricity and transmission costs and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. ComEd records its power purchases for its hourly customers on a net basis in purchased power expense.

PECO’s natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective quarterly adjustments to rates.

See Note 20—Supplemental Financial Information for additional information regarding deferred energy costs for Exelon, ComEd and PECO.

Leases (Exelon, Generation, ComEd and PECO)

The Registrants account for leases in accordance with SFAS No. 13, “Accounting for Leases” and determine whether their long-term purchase power, purchases and sales contracts are leases pursuant to EITF Issue No. 01-8, “Determining Whether an Arrangement is a Lease” (EITF 01-8). At the inception of the lease, or subsequent modification, the Registrants determine whether the lease is an operating or capital lease based upon its terms and characteristics. Several of Generation’s long-term

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

power purchase agreements (PPAs) which have been determined to be operating leases, have significant contingent rental payments that are dependent on the future operating characteristics of the associated plants such as plant availability. Generation recognizes contingent rental expense when it becomes probable of payment.

Property, Plant and Equipment (Exelon, Generation, ComEd and PECO)

Property, plant and equipment is recorded at cost. The cost of repairs, maintenance, including planned major maintenance activities, and minor replacements of property is charged to maintenance expense as incurred.

For Generation, upon retirement, the cost of property is charged to accumulated depreciation. For ComEd and PECO, upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation in accordance with the composite method of depreciation. ComEd’s and PECO’s depreciation expense includes the estimated cost of dismantling and removing plant from service upon retirement as these costs as well as depreciation expense are included in cost of service for rate-making purposes. ComEd’s removal costs reduce the related regulatory liability. PECO’s removal costs are capitalized when incurred and depreciated over the life of the new asset constructed consistent with PECO’s regulatory recovery method. For unregulated property, the cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts.

See Note 6—Property, Plant and Equipment, Note 7—Jointly Owned Electric Utility Plant and Note 20—Supplemental Financial Information for additional information regarding property, plant and equipment.

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

Nuclear Outage Costs (Exelon and Generation)

Costs associated with nuclear outages, including planned major maintenance activities, are recorded in the period incurred.

New Site Development Costs (Exelon and Generation)

New site development costs represent the costs incurred in the assessment, design and construction of new power generating stations. Such costs are capitalized when management considers project completion to be likely, primarily based on management’s determination that the project is economically and operationally feasible and on receipt of required regulatory approvals. Through the year ended December 31, 2007, there have been no significant costs capitalized related to new site development.

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

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Capitalized Software Costs (Exelon, Generation, ComEd and PECO)

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed five years. Certain other capitalized software costs are being amortized over a fifteen-year life, pursuant to regulatory approval. The following table presents net unamortized capitalized software costs and amortization of capitalized software costs by year:

Net unamortized software costs	Exelon	Generation	ComEd	PECO
December 31, 2007	$270	$52	$104	$53
December 31, 2006	295	46	118	63

Amortization of capitalized software costs	Exelon	Generation	ComEd	PECO
2007	$79	$19	$24	$11
2006	77	13	21	22
2005	76	11	22	23

Depreciation and Amortization (Exelon, Generation, ComEd and PECO)

Depreciation is generally recorded over the estimated service lives of property, plant and equipment on a straight-line basis using the composite method. ComEd’s depreciation includes a provision for estimated removal costs as authorized by the ICC. Annual depreciation provisions for financial reporting purposes, by average service life and as a percentage of average service life for each asset category, are presented in the tables below. See Note 6—Property, Plant and Equipment for information regarding a change in PECO’s depreciation rates.

Average Service Life in Years by Asset Category	Exelon	Generation	ComEd	PECO
2007
Electric—transmission and distribution	5-75	N/A	5-75	5-65
Electric—generation	5-60	5-60	N/A	N/A
Gas	5-66	N/A	N/A	5-66
Common—electric and gas	5-50	N/A	N/A	5-50
Average Service Life in Years by Asset Category	Exelon	Generation	ComEd	PECO
2006
Electric—transmission and distribution	5-75	N/A	5-75	5-65
Electric—generation	5-61	5-61	N/A	N/A
Gas	5-66	N/A	N/A	5-66
Common—electric and gas	5-50	N/A	N/A	5-50
Average Service Life in Years by Asset Category	Exelon	Generation	ComEd	PECO
2005
Electric—transmission and distribution	5-75	N/A	5-75	5-65
Electric—generation	5-62	5-62	N/A	N/A
Gas	5-85	N/A	N/A	5-85
Common—electric and gas	5-46	N/A	N/A	5-46

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Average Service Life Percentage by Asset Category	Exelon	Generation	ComEd	PECO
2007
Electric—transmission and distribution	2.39%	N/A	2.50%	2.01%
Electric—generation	3.22%	3.22%	N/A	N/A
Gas	1.70%	N/A	N/A	1.70%
Common—electric and gas	6.46%	N/A	N/A	6.46%
Average Service Life Percentage by Asset Category	Exelon	Generation	ComEd	PECO
2006
Electric—transmission and distribution (a)	2.38%	N/A	2.47%	2.06%
Electric—generation	3.21%	3.21%	N/A	N/A
Gas (a)	1.72%	N/A	N/A	1.72%
Common—electric and gas	8.24%	N/A	N/A	8.24%
Average Service Life Percentage by Asset Category	Exelon	Generation	ComEd	PECO
2005
Electric—transmission and distribution	2.42%	N/A	2.49%	2.16%
Electric—generation	3.48%	3.48%	N/A	N/A
Gas	2.32%	N/A	N/A	2.32%
Common—electric and gas	8.14%	N/A	N/A	8.14%

(a)	With respect to PECO, the decrease in depreciation percentages from 2005 to 2006 reflects extensions of service lives for significant property, plant and equipment resulting from the latest depreciation study for which results were implemented during 2006.

Amortization of regulatory assets is provided over the recovery period specified in the related legislation or regulatory agreement. See Note 20—Supplemental Financial Information for further information regarding Generation’s nuclear fuel, Generation’s asset retirement cost and the amortization of ComEd’s and PECO’s regulatory assets.

Asset Retirement Obligations (Exelon, Generation, ComEd and PECO)

Exelon and Generation account for the costs of decommissioning Generation’s nuclear generating stations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). To estimate its obligation, Generation uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios based upon significant estimates and assumptions, including decommissioning cost studies, cost escalation studies, probabilistic cash flow models and discount rates. See Note 13—Asset Retirement Obligations for information regarding the application of SFAS No. 143. In addition, see “FIN 47” below for information regarding conditional asset retirement obligations.

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

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Exelon, ComEd and PECO apply SFAS No. 71 to calculate the allowance for funds used during construction (AFUDC), which is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC is recorded as a charge to construction work in progress and as a non-cash credit to AFUDC that is included in interest expense for debt-related funds and other income and deductions for equity-related funds. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities (see Note 20—Supplemental Financial Information).

The following table summarizes total cost incurred, capitalized interest and credits of AFUDC by year:

		Exelon	Generation	ComEd	PECO
2007	Total incurred interest (a)	$896	$196	$331	$251
	Capitalized interest	30	30	—	—
	Credits to AFUDC debt and equity	19	—	16	3

2006	Total incurred interest (a)	914	180	317	269
	Capitalized interest	22	21	—	—
	Credits to AFUDC debt and equity	15	—	12	3

2005	Total incurred interest (a)	844	140	297	281
	Capitalized interest	12	12	—	—
	Credits to AFUDC debt and equity	10	—	7	3

(a)	Includes interest expense to affiliates.

Guarantees (Exelon, Generation, ComEd and PECO)

In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), the Registrants recognize, at the inception of a guarantee, a liability for the fair market value of the obligations they have undertaken in issuing the guarantee, including the ongoing obligation to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

The liability that is initially recognized at the inception of the guarantee is reduced as the Registrants are released from risk under the guarantee. Depending on the nature of the guarantee, the Registrant’s release from risk may be recognized only upon the expiration or settlement of the guarantee or by a systematic and rational amortization method over the term of the guarantee. The recognition and subsequent adjustment of the liability are highly dependent upon the nature of the associated guarantee. See Note 2—Acquisitions and Dispositions and Note 19—Commitments and Contingencies for further information.

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

Investments. Beginning in 2006, and in connection with the issuance of FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, Generation considers all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. As a result of certain Nuclear Regulatory Commission (NRC) restrictions, Generation is unable to demonstrate its ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and, accordingly, recognizes any unrealized holding losses immediately.

Prior to 2006, Exelon and Generation evaluated, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as their intent and ability to hold the investment to determine whether an investment was considered other-than-temporarily impaired. Exelon and Generation also considered specific adverse conditions related to the financial health of and business outlook for the investee. Once a decline in fair value was determined to be other-than-temporary, an impairment charge was recorded and a new cost basis was established. See Note 13— Asset Retirement Obligations for a description of the other-than-temporary impairments in the nuclear decommissioning trust funds.

Goodwill. Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is not amortized but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. See Note 8— Intangible Assets for information regarding the application of SFAS No. 142 and the results of goodwill impairment studies that have been performed, which includes the $776 million and $1.2 billion goodwill impairment charges Exelon and ComEd recorded in 2006 and 2005, respectively.

Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants account for derivative instruments in accordance with SFAS No. 133. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for certain scope exceptions, including normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For fair-value hedges, changes in fair values for both

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. For ComEd’s financial swap contract with Generation, ComEd records changes in the fair value of the swap as well as an offsetting regulatory asset or liability. For energy-related derivatives entered into for proprietary trading purposes, which are subject to Exelon’s Risk Management Policy, changes in the fair value of the derivatives are recognized in earnings each period. Amounts reclassified in earnings are included in revenue, purchased power and fuel, or other, net on the Consolidated Statements of Operations. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statement of Cash Flows, depending on the underlying nature of the Registrants’ hedged items.

Revenues and expenses on contracts that qualify as normal purchases and normal sales are recognized when the underlying physical transaction is completed. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. While these contracts are considered derivative financial instruments under SFAS No. 133, the majority of these transactions have been designated as normal purchases and normal sales and are thus not required to be recorded at fair value, but on an accrual basis of accounting. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the scope exceptions, the fair value of the related contract would be recorded on the balance sheet and immediately recognized through earnings. See Note 10—Derivative Financial Instruments for additional information.

Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon’s and Generation’s defined benefit pension plans and postretirement benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106), FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132-R” (SFAS No. 158), and are disclosed in accordance with SFAS No. 132-R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88, and 106” (revised 2003) SFAS No. 132-R and SFAS No. 158. Generation, ComEd and PECO participate in Exelon’s defined benefit pension plans and postretirement plans.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The measurement of the plan obligations and costs of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. The assumptions are reviewed annually and at any interim remeasurement of the plan obligations. The impact of assumption changes on pension and other postretirement benefit obligations is generally recognized over the expected average remaining service period of the employees rather than immediately recognized in the income statement as allowed by SFAS No. 87 and SFAS No. 106.

Exelon calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected rate of return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. SFAS No. 87 and SFAS No. 106 allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. Exelon uses a calculated value when determining the MRV of the pension plan assets that adjusts for 20% of the difference between fair value and expected MRV of plan assets. This calculated value has the effect of stabilizing variability in assets to which Exelon applies that expected return. Exelon uses fair value when determining the MRV of the other postretirement benefit plan assets and the AmerGen pension plan assets. See Note 15—Retirement Benefits for further discussion of Exelon’s and Generation’s accounting for retirement benefits.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Prescription Drug Act). Through Exelon’s postretirement benefit plans, the Registrants provide retirees with prescription drug coverage. The Prescription Drug Act was enacted on December 8, 2003. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit.

Exelon’s annualized reduction in the net periodic postretirement benefit cost was approximately $44 million, $40 million and $40 million in 2007, 2006 and 2005, respectively, compared to the annual cost calculated without considering the effects of the Prescription Drug Act. The effect of the subsidy on the components of net periodic postretirement benefit cost for 2007, 2006 and 2005 included in the consolidated financial statements and Note 15—Retirement Benefits was as follows:

	2007	2006	2005
Amortization of the actuarial experience loss	$16	$16	$18
Reduction in current period service cost	10	9	8
Reduction in interest cost on the APBO	18	15	14

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

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Foreign Currency Translation (Exelon, Generation and ComEd)

The financial statements of Exelon’s, Generation’s and ComEd’s foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rates at the end of the periods for the Consolidated Balance Sheets and on weighted-average rates for the periods for the Consolidated Statements of Operations. Starting in 2007 for Generation and in 2006 for ComEd, these registrants do not report foreign currency translation adjustments since they no longer own any foreign subsidiaries. Foreign currency translation adjustments, net of deferred income tax benefits, are reflected as a component of other comprehensive income on the Consolidated Statements of Comprehensive Income and, accordingly, have no effect on net income.

New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

Exelon has identified the following new accounting pronouncements that either have been recently adopted or issued that may affect the Registrants upon adoption.

FIN 48

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109. FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach; a more-likely-than-not recognition criterion; and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. If it is not more-likely-than-not that the benefit will be sustained on its technical merits, no benefit will be recorded.

Uncertain tax positions that relate only to the timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, uncertainty related to timing is assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48, including timing differences, and the amount previously taken or expected to be taken in a tax return.

FIN 48 was effective for the Registrants as of January 1, 2007. The change in net assets as a result of applying this pronouncement was considered a change in accounting principle with the cumulative effect of the change required to be treated primarily as an adjustment to the opening balance of retained earnings (deficit). Adjustments to goodwill or regulatory accounts associated with the implementation of FIN 48 were based on other applicable accounting standards. See Note 12— Income Taxes for additional information regarding the adoption of FIN 48.

FIN 48 prescribes that a company shall recognize the benefit of a tax position when it is effectively settled. In May 2007, FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” was

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

issued to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FSP FIN 48-1 did not change the conclusions reached during the adoption of FIN 48.

SFAS No. 157

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.

The provisions of SFAS No. 157 are to be applied prospectively, except for the initial impact on the following three items, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) a position in a financial instrument that was measured at fair value using a blockage factor prior to initial application of SFAS No. 157. SFAS No. 157 was effective and adopted by the Registrants as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Registrants’ January 1, 2008 balances of retained earnings. Generation uses quoted exchange prices to the extent they are available or external broker quotes in order to determine the fair value of energy contracts. When external prices are not available, Generation uses internal models to determine the fair value. Prospectively, the application of SFAS No. 157 is expected to impact earnings as a result of required changes in derivative valuation methodologies at Generation. The earnings impact is not expected to be material as the fair value methodologies of the majority of the derivative positions held by Generation are consistent with the provisions of SFAS No. 157.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows an entity the option to elect fair value for the initial and subsequent measurement for certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard. SFAS No. 159 was effective for the Registrants as of January 1, 2008. Under SFAS No. 159, Exelon and Generation elected to apply the fair value option to the nuclear decommissioning trust funds. This election could have a material impact to Exelon’s and Generation’s results of operations in future periods, as all unrealized gains and losses will be included in earnings.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As a result of this election, Exelon’s and Generation’s beginning balances of retained earnings as of January 1, 2008 increased by $160 million. The impact of reclassifying these previously unrealized gains to retained earnings could potentially result in lower realized gains and higher unrealized and realized losses in the periods over which those securities are held.

FSP FIN 39-1

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). This pronouncement amends FIN 39, “Offsetting of Amounts Related to Certain Contracts,” to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 was effective for the Registrants as of January 1, 2008. The effects of applying this pronouncement will be recognized through retrospective application for all financial statements presented. The Registrants plan to elect the accounting policies prescribed by FSP FIN 39-1, which will not impact net income.

SFAS No. 141-R

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (SFAS No. 141-R) which revised SFAS No. 141, “Business Combinations” (SFAS No. 141). This pronouncement is effective for the Registrants as of January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS No. 141-R are applied prospectively, the impact to the Registrants cannot be determined until the transactions occur.

Cumulative Effect of Changes in Accounting Principles

FIN 47. In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the Registrants as of December 31, 2005. See Note 13—Asset Retirement Obligations for further information. The following table shows the reduction in income the Registrants recorded as a cumulative effect of a change in accounting principle pursuant to the adoption of FIN 47 in 2005.

	Exelon	Generation	ComEd	PECO
Reduction in income, net of tax	$42	$30	$9	$3
Related tax impact	27	19	6	2

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables set forth Exelon’s net income and basic and diluted earnings per common share for the year ended December 31, 2005, adjusted as if FIN 47 had been applied during the period. FIN 47 had an adoption date of December 31, 2005.

2005
Reported income before cumulative effect of a change in accounting principle	$965
Pro forma earnings effect (net of income taxes):
FIN 47	(5)

Pro forma income before cumulative effect of a change in accounting principle	$960

Reported net income	$923
Pro forma earnings effect (net of income taxes):
FIN 47	(5)
Reported cumulative effect of a change in accounting principle:
FIN 47	42

Pro forma net income	$960

2005
Basic earnings per common share:
Reported income before cumulative effect of a change in accounting principle	$1.44
Pro forma income before cumulative effect of a change in accounting principle	1.43
Reported net income	1.38
Pro forma net income	1.43

2005
Diluted earnings per common share:
Reported income before cumulative effect of a change in accounting principle	$1.42
Pro forma income before cumulative effect of a change in accounting principle	1.42
Reported net income	1.36
Pro forma net income	1.42

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables set forth Generation’s net income for the year ended December 31, 2005, adjusted as if FIN 47 had been applied during that period. FIN 47 had an adoption date of December 31, 2005.

2005
Reported income before cumulative effect of a change in accounting principle	$1,128
Pro forma earnings effect (net of income taxes):
FIN 47	(4)

Pro forma income before cumulative effect of a change in accounting principle	$1,124

Reported net income	$1,098
Pro forma earnings effect (net of income taxes):
FIN 47	(4)
Reported cumulative effect of a change in accounting principle:
FIN 47	30

Pro forma net income	$1,124

The adoption of FIN 47 did not have a material impact on ComEd’s and PECO’s results of operations for the year ended December 31, 2005.

2. Acquisitions and Dispositions (Exelon and Generation)

Termination of Proposed Merger with PSEG (Exelon)

On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a public utility holding company primarily located and serving customers in New Jersey, whereby PSEG would have been merged with and into Exelon (Merger). All regulatory approvals or reviews necessary to complete the Merger had been completed with the exception of the approval from the New Jersey Board of Public Utilities (NJBPU). On September 14, 2006, Exelon gave formal notice to PSEG that Exelon had terminated the Merger Agreement and the companies agreed to withdraw their application for Merger approval, which had been pending before the NJBPU for more than 19 months. Exelon also terminated pending dockets and/or appeals in numerous other jurisdictions, including before FERC and the Antitrust Division of the United States Department of Justice.

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

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Disposition of Enterprises Entities (Exelon)

During 2004, Exelon Enterprises Company, LLC (Enterprises) disposed of or wound down all of the operating businesses of Exelon Services, Inc. (Exelon Services), including Exelon Solutions, the mechanical services businesses and the Integrated Technology Group. During the years 2004 through 2007, Enterprises collected total proceeds related to these dispositions of $61 million. As of December 31, 2007 and 2006, Exelon Services had remaining assets of $53 million and $52 million, respectively, and liabilities of $4 million and $5 million, respectively, which primarily consisted of tax assets, affiliate receivables, accounts payable and insurance reserves.

Acquisition of Southeast Chicago Energy Project, LLC (SCEP) (Exelon and Generation)

Generation and Peoples Calumet, LLC (Peoples Calumet), a subsidiary of Peoples Energy Corporation, were joint owners of SCEP, a 350-megawatt natural gas-fired, peaking electric power plant located in Chicago, Illinois, which began operation in 2002. In 2002, Generation and Peoples Calumet owned 70% and 30%, respectively, of SCEP. Pursuant to the joint owners agreement, Generation was obligated to purchase Peoples Calumet’s 30% interest ratably over a 20-year period. Generation had reflected the third-party interest in this majority-owned investment as a long-term liability in its consolidated financial statements. On May 31, 2006, Generation paid Peoples Calumet approximately $47 million to acquire its remaining interest in SCEP. Generation financed this transaction using short-term debt and available cash.

Acquisition and Disposition of Sithe Energies, Inc. (Sithe) (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s (Reservoir) 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received approximately $65 million in cash distributions from Sithe. As a result of the sale, Exelon and Generation deconsolidated approximately $820 million of debt from its balance sheets and was no longer required to provide $125 million of credit support to Dynegy on behalf of Sithe. Dynegy acquired $32 million of cash as part of its purchase of Sithe. In connection with the sale, Exelon recorded $55 million of liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. Generation issued certain guarantees associated with income tax indemnifications to Dynegy in connection with the sale that were valued at approximately $8 million (included in the $55 million accrual discussed above). These guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45). The remaining exposures covered by these indemnities are anticipated to expire in 2008 and beyond. These liabilities were taken into account in the determination of the net pre-tax gain on the sale of $24 million. As of December 31, 2007, Exelon’s accrued liabilities related to these indemnifications and guarantees were $44 million, including $1 million related to income tax indemnifications. The net decrease from the accrual initially established was due to the expiration of certain guarantees, tax indemnifications and accrued interest on certain indemnifications. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at December 31, 2007.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Exelon and Generation’s Consolidated Statements of Operations for 2007, 2006 and 2005, included the following financial results related to Sithe:

	2007		2006		2005 (a)
Operating revenues	$—		$—		$30
Operating income	—		—		5
Net income	4	(d)	4	(c)	18	(b)

(a)	Sithe was sold on January 31, 2005. Accordingly, results include only one month of operations.
(b)	Net income for 2005 included a pre-tax gain on sale of Sithe of $24 million.
(c)	Net income for 2006 included income as a result of the expiration of certain tax indemnifications and the collection of a receivable arising from the sale of Sithe that had been fully reserved.
(d)	Net income for 2007 included income primarily resulting from the settlement of a previously disputed tax position asserted for the 2000 tax year.

Sale of TEG and TEP. On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) to a subsidiary of AES Corporation (AES) for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million. Generation has not recorded a liability associated with this guaranty. The exposures covered by this guaranty are anticipated to expire in the second half of 2008 and beyond.

3. Discontinued Operations (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. See Note 2—Acquisitions and Dispositions for additional information regarding the disposition of Sithe. In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Enterprises. As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for 2007, 2006 and 2005, within Exelon’s (for Sithe, Enterprises and AllEnergy) and Generation’s (for Sithe and AllEnergy) Consolidated Statements of Operations. Results related to these entities were as follows:

2007	Sithe	Enterprises	AllEnergy	Total
Total operating revenues	$—	$9	$—	$9
Operating income	—	7	—	7
Income before income taxes and minority interest	6	9	—	15

2006	Sithe (a)	Enterprises (b)	AllEnergy	Total
Total operating revenues	$—	$(1)	$—	$(1)
Operating loss	—	(2)	—	(2)
Income (loss) before income taxes and minority interest	6	(2)	—	4

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

For the year ended December 31, 2007, Exelon’s and Generation’s Consolidated Statements of Operations included a $4 million (after tax) gain on disposal of discontinued operations related primarily to Sithe and primarily resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. For the year ended December 31, 2006, Exelon’s and Generation’s Consolidated Statements of Operations included $4 million of income (after tax) from discontinued operations related to Sithe, which represented an adjustment to the gain on sale as a result of the expiration of certain tax indemnifications, accrued interest on an indemnification and the collection of a receivable arising from the sale of Sithe that had been fully reserved.

4. Regulatory Issues (Exelon, Generation, ComEd and PECO)

Illinois Settlement Agreement (Exelon, Generation and ComEd) In July 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an agreement (Settlement) with various parties concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation reflecting the Settlement (Settlement Legislation) was passed by the Illinois Legislature on July 26, 2007 and was signed into law on August 28, 2007 by the Governor of Illinois. The Settlement and the Settlement Legislation provide for the following, among other things:

•

Voluntary contributions by Illinois electric utilities, their affiliates, and generators of electricity in Illinois of approximately $1 billion over a period of four years to programs that will provide rate relief to Illinois electricity customers and funding for the Illinois Power Agency (IPA) to be created by the Settlement Legislation. ComEd and Generation committed to contributing approximately $800 million to rate relief programs over four years and partial funding for the IPA, which is discussed further below, in addition to approximately $11 million of rate relief credits provided by ComEd prior to June 14, 2007 under its $64 million rate relief program previously announced. Through 2009, ComEd will continue to execute upon this rate relief package. Generation will contribute an aggregate of $747 million, of which $435 million will be available to pay ComEd for rate relief programs for ComEd customers, and $307.5 million will

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

be available for rate relief programs for customers of other Illinois utilities, and $4.5 million will be available for partially funding operations of the IPA.

ComEd’s Customers’ Affordable Reliable Energy (CARE) initiative was established prior to the Settlement to help mitigate the impacts of electricity rate increases in 2007 on certain customers after the expiration of the rate freeze in Illinois and includes a variety of energy efficiency, low-income and senior citizen programs. Inclusive of ComEd’s funding of the CARE initiative, ComEd contributed $41 million to customer rate relief programs in 2007. Any contributions not made under the $64 million program in 2007 will be available to customers under rate relief programs in 2008 and 2009.

ComEd and Generation concluded that neither the Settlement nor enactment of the Settlement Legislation constituted an obligating event that would require immediate recognition in the financial statements of the entire amount of contributions to be made to rate relief programs and the IPA. Rather, as parties to the Settlement, ComEd and Generation made commitments to make the contributions. See Note 19—Commitments and Contingencies for the expected rate relief contributions by Generation and ComEd by year. The contributions are recognized in the financial statements of Generation and ComEd as rate relief credits are applied to customer bills by ComEd and other Illinois utilities or funding is paid to the IPA. Generation will ultimately reflect the $747 million cost of the Settlement in its statement of operations as a reduction in revenue. Similarly, ComEd will reflect its $64 million cost of the Settlement either as a reduction in revenue as credits are issued to customers or as operating and maintenance expense as ComEd funds other rate relief programs in connection with its CARE initiative.

During the year ended December 31, 2007, Generation and ComEd recognized net costs from the 2007 portion of the Settlement, including $11 million of rate relief credits provided by ComEd prior to June 14, 2007, in their Statements of Operations as follows:

	Funded by Generation		Funded by ComEd		Total credits issued to ComEd customers
Credits to ComEd customers	$246	(a)	$33	(a)	$279
Credits to other Illinois utilities’ customers	157	(a)	—		n/a
Other rate relief programs	—		8	(b)	n/a
Funding of the IPA	5	(a)	—		n/a

Total incurred costs	$408		$41		$279

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

•

In the event that the Illinois General Assembly enacts legislation prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax on any party to the Settlement, the Settlement provides for the contributors to the rate relief funds to terminate their funding commitments and recover any undisbursed funds set aside for rate relief.

•

The existing contracts resulting from the procurement auction in 2006 will be honored. As those contracts expire, procurement will be made pursuant to a new competitive process to establish market-based contracts.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

•

To fulfill a requirement of the Settlement Legislation, ComEd and Generation entered into a five-year financial swap contract, the effect of which is to cause ComEd to pay fixed prices and cause Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The financial terms cover energy costs only and do not cover capacity or ancillary services. The contract became effective upon enactment of the Settlement Legislation.

The financial swap contract is designed to dovetail with ComEd’s remaining auction contracts for energy, increasing in volume as those contracts expire. The contract volumes are 1,000 MW for the period from June 2008 through May 2009, 2,000 MW for the period from June 2009 through May 2010, and 3,000 MW in each of the periods June 2010 through May 2011, June 2011 through May 2012, and June 2012 through May 2013.

The financial swap contract between Generation and ComEd is a derivative financial instrument. The arrangement in the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring ComEd of full cost recovery in rates. See Note 10—Derivative Financial Instruments for additional information.

•

The IPA was created to design electricity supply portfolio plans for electric utilities and administer the new competitive procurement process for utilities to procure the electricity supply resources identified in the supply portfolio plans, all under the oversight of the ICC. The IPA, under certain conditions, has authority to construct generation and co-generation facilities that use indigenous coal or renewable resources, or both, and to supply electricity at cost to municipal electric systems and rural electric cooperatives. The IPA’s operations are funded from fees and bond proceeds and the interest on $25 million of the $1 billion customer rate relief package to be contributed to the Illinois Power Agency Trust Fund.

•

The ability of utilities to engage in divestiture and other restructuring transactions after only having to make an informational filing at the ICC to satisfy regulatory requirements is extended until all classes of tariffed service are declared competitive.

•

The Settlement Legislation declared that the 400 kilowatt (kW) and above customer classes of ComEd are competitive and established an expedited procedure for finding customer classes with demands of 100 kW or greater but less than 400 kW are competitive. On October 11, 2007, the ICC granted a request made by ComEd by declaring that customer classes with demands of 100 kW or greater but less than 400 kW are competitive, effective on November 11, 2007. Consequently, after the expiration of a transitional period, ComEd will have a provider of last resort (POLR) obligation only for those customers with demand of less than 100 kW who have not chosen a competitive electric generation supplier.

•	Until at least June 30, 2022, the State of Illinois will not prohibit an electric utility from maintaining its membership in a FERC approved RTO chosen by the utility.

•	ComEd is required to provide tariffed service to condominium associations at rates that do not exceed rates offered to residential customers.

•	Utilities are prohibited from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year and March 1 of the following year.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

•

Electric utilities are required to use cost-effective energy efficiency resources to meet incremental annual program energy savings goals of 0.2% of energy delivered in the year commencing June 1, 2008, increasing annually to 2.0% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, commencing June 1, 2008 and continuing for a period of ten years, electric utilities must implement cost effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. Failure to comply with the energy efficiency requirements in the Settlement Legislation would result in ComEd being subject to penalties, including losing control of the programs, and other charges. Pursuant to these requirements, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC on November 15, 2007. This plan begins June 1, 2008 and is designed to meet the Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy and in ComEd’s supply customers’ peak demand. ComEd anticipates that the ICC will issue an order on the filing during the first quarter of 2008.

•

The procurement plans developed by the IPA and implemented by electric utilities must include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers by June 1, 2008, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. All goals are subject to rate impact criteria set forth in the Settlement Legislation. Utilities will be allowed to pass through any costs from the procurement of these renewable resources.

Pursuant to the Settlement, ComEd, Generation, the Attorney General of the State of Illinois (Illinois Attorney General), and other Illinois utilities entered into a release and settlement agreement releasing and dismissing with prejudice all litigation, claims and regulatory proceedings and appeals relating to or arising out of the procurement of power, including ICC and FERC proceedings relating to the procurement of power. The release and settlement agreement became effective upon enactment of the Settlement Legislation.

Exelon, Generation and ComEd believe that the Settlement Legislation will promote competition in Illinois retail markets and allow utilities to recover their approved supply costs while relieving the pressure for rate freeze, generation tax, or other similar legislation. Given the rate stabilization provided by the Settlement Legislation and the fact that ComEd’s POLR obligation, after a transition period, will consist of only those customers with demand of less than 100 kW who have not chosen a competitive electric generation supplier, and considering the assurances legislative leaders gave to ComEd in discussions leading to the Settlement, Exelon, Generation and ComEd are reasonably confident that the Illinois General Assembly will not enact rate freeze, generation tax, or other similar legislation again within the next several years. However, Exelon, Generation and ComEd cannot predict whether the Illinois General Assembly might enact such measures at some future date under different circumstances.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Illinois Procurement Proceedings (Exelon, Generation and ComEd). ComEd’s power purchase agreement (PPA) with Generation expired at the end of 2006. To meet its electricity supply needs subsequent to the expiration of the PPA, ComEd sought and was given approval by the ICC to use a reverse-auction competitive bidding process for the procurement of electricity after the end of the transition period. A procurement auction for ComEd’s entire load beginning in January 2007 took place in September 2006. Generation won portions of the ComEd procurement auction. The energy price that resulted from the first procurement auction is fixed until May 31, 2008, at which time, approximately one-third of supply contracts signed as part of the procurement auction are scheduled to expire. The Settlement Legislation established a new competitive process that must be used by Illinois utilities for the procurement of electricity. Under that process, the IPA will participate in the design of electricity supply portfolios for ComEd, with the exception of the delivery period beginning in June 2008, and will administer ComEd’s procurement of electricity supply resources and renewable energy resources identified in ComEd’s supply portfolio plans, all with oversight of the ICC. On October 29, 2007, ComEd filed a petition with the ICC seeking approval of an initial procurement plan to secure power and other ancillary services for a portion of the electricity required by residential and small commercial customers for the period June 2008 through May 2009. On December 11, 2007, an administrative law judge (ALJ) issued a Proposed Order on the procurement plan, approving virtually every aspect of the proposal, except that the ALJ recommended an increase in the amount of power ComEd should procure through standard block purchases in July and August 2008 for peak periods. On December 19, 2007, the ICC approved the Proposed Order. The procurement plan and the spot market purchases discussed below will be used to effectively replace the auction contracts scheduled to expire on May 31, 2008 and will meet ComEd’s customers’ electricity requirements for the period June 2008 through May 2009. In addition to the procurement plan, ComEd will purchase energy on the spot market to meet the needs of its customers. To fulfill a requirement of the Settlement Legislation, ComEd and Generation entered into a five-year financial swap contract. This contract effectively hedges a significant portion of ComEd’s spot market purchases. On May 31, 2009, another one-third of existing supplier contracts entered into under the auction are scheduled to expire and additional electricity will be acquired through the new competitive process administered by the IPA in order to meet the needs of ComEd residential and small commercial full service customers who elect to take both delivery and supply service.

On March 28, 2007 and March 30, 2007, class action suits were filed in Illinois state court against ComEd and Generation as well as the other suppliers in the Illinois procurement auction, claiming that the suppliers manipulated the auction and that the resulting wholesale prices are unlawfully high. On December 21, 2007, the United States District Court for the Northern District of Illinois granted the defendants’ motions to dismiss both cases and the time to appeal that order has expired.

Illinois Rate Cases (Exelon and ComEd). On August 31, 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (2005 Rate Case). The commodity component of ComEd’s rates was established by the reverse-auction process in accordance with the ICC rate order that approved the process. ComEd proposed a revenue increase of $317 million. On July 26, 2006, the ICC issued its order in the Rate Case which approved a delivery services revenue increase of approximately $8 million of the $317 million proposed revenue increase requested by ComEd. On December 20, 2006, the ICC issued an

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

order on rehearing that increased the amount previously approved by approximately $74 million for a total rate increase of $83 million. ComEd and various other parties have appealed the rate order to the courts. ComEd cannot predict the results or the timing of the appeal. In the event the order is ultimately changed, the changes are expected to be prospective only.

On October 17, 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service revenue requirement to reflect its continued investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was based on a 2006 test year and capital additions through the third quarter of 2008, would increase an average total residential customer bill by approximately 7.7%. The filing included a storm rider and a system modernization rider. The storm rider would allow for the recovery from or return to customers of the actual costs incurred for storm restoration activities relative to a baseline amount. The system modernization rider would allow for certain capital projects to be pre-approved by the ICC into a revenue requirement on a quarterly basis instead of waiting for the next rate case. ICC proceedings relating to the proposed delivery service rates and related riders will occur over a period of up to eleven months. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, when any rate increase may go into effect, or whether any approved rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect. Similarly, ComEd cannot predict whether the riders will be approved by the ICC.

Original Cost Audit (Exelon and ComEd). In connection with an April 2006 interim order in ComEd’s delivery services rate case, the ICC, with ComEd’s concurrence, ordered an “original cost” audit of our distribution assets. In December 2007, the outside auditor presented its findings to the ICC staff regarding accounting methodology, documentation and other matters, along with proposed adjustments. ComEd is attempting to resolve the proposed audit adjustments through discussions with the ICC staff. The results of the audit ultimately will be reported to the ICC and may become the subject of an ICC proceeding. While ComEd believes that many of the auditor’s findings are without merit, the ultimate resolution of the audit could result in a disallowance and related write-off of a portion of the original cost of our delivery system assets after reflecting the appropriate associated accumulated depreciation and deferred income taxes associated with the disallowances. Some of the disallowed costs identified in the audit have been, or will be, re-allocated to our transmission system assets base. Any resulting net adjustment to ComEd’s delivery system assets could affect the determination of ComEd’s revenue requirements in delivery service rate proceedings, and net plant re-allocated to ComEd’s transmission system assets would affect ComEd’s transmission rates. At this time, ComEd does not believe it has significant financial exposure related to the eventual resolution of the original cost audit.

Transmission Rate Case (Exelon and ComEd). On March 1, 2007, ComEd filed a request with FERC seeking approval to update its transmission rates and change the manner in which ComEd’s transmission rates are determined from fixed rates to a formula rate. ComEd also requested incentive rate treatment for certain transmission projects. In June 2007, FERC issued an order that conditionally approved ComEd’s proposal to implement a formula-based transmission rate effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. The FERC order provided that further hearing and settlement procedures be conducted to determine the reasonableness of certain elements

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

of ComEd’s formula-based rate, including ComEd’s proposed 11.70% base return on equity and various elements of ComEd’s rate base. The order denied ComEd’s request for incentive rate treatment on investment in certain transmission projects and the inclusion of construction work in progress in ComEd’s rate base. The FERC order approved a 0.5% adder to the base return on equity for participating in a regional transmission organization. Effective May 1, 2007, PJM began billing customers based on the conditional FERC order.

On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached by most active parties and opposed by no party. The settlement judge certified the settlement to the Commission as uncontested on October 29, 2007. The settlement agreement is a comprehensive resolution of all issues in the proceeding, other than a request by ComEd for rehearing on incentive returns on new investment. FERC approved the settlement agreement on January 16, 2008. The settlement agreement establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis. The agreement provides for a base return on equity on transmission rate base of 11.0% plus an adder of 0.50% in recognition of ComEd’s participation in a regional transmission organization, a cap of 58% on the equity component of ComEd’s capital structure (declining to 55% by 2011), and a debt-only return of 6.51% on ComEd’s pension asset. The settlement agreement results in a first year annual transmission network service revenue requirement increase of approximately $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC in its June 5, 2007 order. The formula rate will be updated annually to ensure that customers pay the actual costs of providing transmission services. The reduction in the revenue requirement will be implemented during the first quarter of 2008. Management believes that appropriate reserves have been established for transmission revenues that will be refunded in accordance with the settlement agreement. In addition, on January 18, 2008, FERC issued an order on ComEd’s request for rehearing on incentive returns that allows ComEd to include a 1.5% adder to the return on equity for ComEd’s largest transmission project, thereby resulting in a 13% return on equity for the project. The order also authorizes the inclusion of 100% of construction work in progress in rate base for that project but rejects incentive treatment for any other project ComEd has pending.

Authorized Return on Rate Base (Exelon, ComEd and PECO). Under Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeded an established threshold, one-half of the excess earnings were required to be refunded to customers. The threshold rate of return on common equity was based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold included ComEd’s net income (loss) calculated in accordance with GAAP and reflected the amortization of regulatory assets. Under Illinois statute, any impairment of goodwill would have had no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. ComEd did not trigger the earnings sharing provision through 2006. With the end of the transition and rate freeze period, in its December 20, 2006 order, the ICC authorized a return on the 2004 adjusted test year distribution rate base of 8.01% for ComEd starting in 2007.

During the first quarter of 2007, ComEd filed a transmission rate case with FERC in which it requested a weighted average debt and equity return on transmission rate base of 9.87% as

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

determined by a formula-based rate calculation as discussed above. As part of the settlement agreement related to the transmission rate case as approved by FERC, ComEd agreed to a weighted average debt and equity return on transmission rate base of 9.40% through May 31, 2008. Subsequently, the weighted average debt and equity return on transmission rate base will be determined by the formula-based rate calculation discussed above.

PECO’s transition period included caps for its electric transmission and distribution rates that expired on December 31, 2006 and continues to include caps on generation rates that will expire on December 31, 2010 pursuant to legislation enacted in Pennsylvania. The distribution and transmission components of PECO’s rates will continue to be regulated subsequent to its transition period. PECO’s most recently approved return on electric rate base was 11.23% (approved in 1990). PECO’s gas rates are currently not subject to caps and its most recently authorized return on gas rate base was 11.45% (approved in 1988).

City of Chicago Settlement Agreement (Exelon and ComEd). On December 21, 2007, ComEd entered into a settlement agreement with the City of Chicago (City) regarding a wide range of issues including components of its franchise agreement with the City and other matters. Pursuant to the terms of this settlement agreement, ComEd will make payments totaling $55 million to the City through 2012 so long as the City meets specified conditions contained in this settlement agreement. The first payment of $23 million was made in December 2007. The remaining payments of $18 million, $8 million, $3 million, $1 million, and $2 million will be made in the years 2008 through 2012, respectively. All payments will be included as a reduction of other revenue in ComEd’s statement of operations in the period in which the cash payments are made to the City.

The City has agreed not to challenge ComEd’s position in certain regulatory proceedings during the term of this settlement agreement, including:

•	ComEd’s requested revenue requirement in the delivery rate case and storm rider filed by ComEd with the ICC in October 2007

•	ComEd’s proposed revenue requirements in future cases if the projected increase in the average residential bill does not exceed a certain amount based on the Consumer Price Index

•	ComEd’s recovery of all of its wholesale power costs

•	ComEd’s recent transmission rate case filed with FERC in March 2007

•	Any rate design or rider filed with the ICC, unless the impact of the challenge on ComEd would be revenue neutral.

Under this settlement agreement, the City further agreed to allow ComEd to cancel various projects previously required under a franchise agreement with the City and to defer completion of certain other required projects. This settlement agreement also settles other disputes between ComEd and the City, including dismissing the City’s appeal of ComEd’s 2005 Rate Case. ComEd and the City also agreed to establish a panel of ComEd and City representatives to evaluate opportunities to improve service reliability in the City.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Competitive Electric Generation Suppliers (Exelon and ComEd). In November 2007, Illinois Senate Bill (SB) 1299 was enacted into law. Among other things, the new law will generally require utilities to purchase receivables through an ICC tariff from competitive electric generation suppliers for power and energy service provided to retail customers with a non-coincident peak demand of less than 400 kw. The law expressly provides for the recovery of the reasonable costs associated with the implementation of the law and ongoing costs of purchasing the receivables. ComEd is assessing the potential impact, which is expected in 2009, of the new law on its operations and financial results and condition.

Pennsylvania Regulatory Matters (Exelon and PECO). In Pennsylvania and other states where rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on customers. Experiences in other states following the end of regulatory transition periods created a heightened state of political concern that significant electricity price increases may also occur after the expiration of rate caps in Pennsylvania. While PECO’s regulatory transition period does not end until December 31, 2010, transition periods ended for six other Pennsylvania electric distribution companies and, in some instances, post-transition generation price increases occurred. In 2007, the Pennsylvania Governor announced an Energy Independence Strategy that addresses potential rate increases and other initiatives on the Pennsylvania Governor’s environmental agenda. Provisions of the Energy Independence Strategy would, among other things, do the following:

•	Provide for a phase-in of increased electricity rates after expiration of rate caps;

•	Require installation of advanced metering technology to provide time-of-use rates to retail customers;

•	Permit electric distribution companies to enter into long-term contracts with large industrial customers;

•

Create a fee on electric consumption that would help fund an $850 million Energy Independence Fund designed to spur the development of a biofuels industry in Pennsylvania as well as promote the advancement of energy efficiency and renewable energy initiatives; and

•

Require electric distribution companies, such as PECO, to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power and permit distribution companies to enter into long-term procurement contracts to enable the construction of new generation.

Other measures suggested by elected officials in Pennsylvania include an extension of the rate cap period and a generation tax.

As of February 7, 2008, no portion of the Governor’s environmental agenda has been enacted into law, although a number of bills have been submitted for consideration by the legislature. PECO cannot predict what measures, if any, will be introduced in the state legislature or become law in Pennsylvania, nor the disposition of measures in the Pennsylvania Governor’s Energy Independence Strategy.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Through and Out (T&O) Rates and Seams Elimination Charge/Cost Adjustment/Assignment (SECA) (Exelon, ComEd and PECO). In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of T&O rates for transmission service scheduled out of or across their respective transmission systems and ending within territories of PJM or Midwest Independent Transmission System Operator (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The transition rates, known as SECA, were collected from load-serving entities and paid to transmission owners within PJM and MISO over the period of December 1, 2004 through March 31, 2006, and were subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they received from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, while PECO has recorded $11 million of SECA charges net of SECA collections. The ALJ issued an Initial Decision on August 10, 2006 finding that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJ recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO filed exceptions to the Initial Decision and FERC, on review, will determine whether or not to accept the ALJ’s recommendation. There is no scheduled date for FERC to act on this matter. Separately, settlements have been reached by ComEd and PECO with various parties. FERC has approved several of these settlements while others are still awaiting FERC approval. In 2007, based on FERC approval of certain settlements, ComEd reduced its reserve for possible SECA refunds. Management of both ComEd and PECO believes that appropriate reserves have been established for the estimated portion of SECA collections that may be required to be refunded. These reserves generally reflect settlements reached to-date. The ultimate outcome of the proceeding establishing SECA rates is uncertain, but ComEd and PECO do not believe ultimate resolution of this matter will be material to their results of operations or financial position.

PJM Transmission Rate Design (Exelon, ComEd and PECO). In July 2006, an ALJ issued an Initial Decision that recommended that FERC implement the postage stamp rate suggested by FERC staff, effective as of April 1, 2006, but also allowed for the potential to phase in rate changes. In April 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. FERC also held that the costs of new facilities should be allocated under a different rate design. FERC held that the costs of new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating the costs of new transmission facilities lower than 500 kV. In September 2007, a settlement was reached on most of the issues relating to allocating costs of new transmission facilities lower than 500 kV. FERC’s decision on existing facilities leaves the status quo as to existing costs, which is substantially more favorable to Exelon than the ALJ’s decision as to existing facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that allocating the costs of new 500 kV facilities across PJM will increase costs to ComEd and reduce costs to PECO, as compared to the allocation methodology in effect before the FERC order. On

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

May 21, 2007, Exelon, on behalf of Generation, ComEd, and PECO, and other parties filed requests for rehearing of FERC’s April 2007 order. On January 31, 2008, FERC denied rehearing on all issues. FERC’s decision may be subject to review in the United States Court of Appeals. However, ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates in the absence of rate freeze or similar legislation. With the expiration of PECO’s transmission and distribution rate caps on December 31, 2006, PECO has the right to file with the PAPUC for a change in retail rates to reflect the impact of any change in wholesale transmission rates. However, ComEd and PECO cannot predict the long-term impact on either company’s results of operations or cash flows due to the uncertainty as to whether new facilities will be built and how the costs of new facilities less than 500 kV will be allocated.

PJM-MISO Regional Rate Design (Exelon, ComEd and PECO). In August 2007, ComEd and PECO and several other transmission owners in PJM and the Midwest ISO (MISO), as directed by a FERC order issued in November 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. On August 22, 2007, additional transmission owners and certain other entities filed protests urging FERC to reject the filing. On January 31, 2008, FERC accepted the filing. FERC’s decision may be subject to requests for rehearing and to review in the United States Court of Appeals. On September 17, 2007, a complaint was filed at FERC asking FERC to find that the PJM-MISO rate design was unjust and unreasonable and to substitute a rate design that socializes the costs of all existing and new transmission facilities of 345 kV and above across PJM and MISO. ComEd and PECO filed a response in October 2007 stating that FERC should dismiss the complaint without a hearing. ComEd and PECO cannot predict the outcome of this litigation. On January 31, 2008, FERC denied the complaint. FERC’s decision may be subject to requests for rehearing and to review in the United States Court of Appeals.

Alternative Energy Portfolio Standards (Exelon and PECO). In November 2004, Pennsylvania adopted Act 213, the AEPS Act. The AEPS Act mandated that beginning in 2007, or at the end of an electric distribution company’s restructuring cost recovery period during which competitive transition charges or intangible transition charges are being recovered, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from certain alternative energy resources. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its transition period. On July 16, 2007, the Pennsylvania legislature modified the previously proposed AEPS Act in HB 1203. The modification did not affect PECO’s request for acquiring and banking Alternative Energy Credits or the proposed deferral of related costs. PECO has proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, would be recovered through a reconcilable ratemaking mechanism as contemplated by the AEPS Act. Additionally, all AEPS related costs incurred after 2010 are recoverable from customers on a full and current basis. On December 20, 2007, the PAPUC

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

approved PECO’s plan to acquire, through a request for proposal, up to 240 MWs of alternative energy credits annually for a five-year term. Using an independent Request for Proposal (RFP) monitor, PECO will conduct an RFP process for alternative energy producers to submit bids to sell credits beginning in March 2008.

Default Service Regulations (Exelon and PECO). In May 2007, after completion of a two year rule making process, the PAPUC adopted final default service regulations, an accompanying policy statement, and a price mitigation policy statement. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Electric distribution companies, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010. The final default service regulations became effective on September 15, 2007.

Market-Based Rates (Exelon, Generation, ComEd and PECO). Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale sales of electricity. Currently, Generation, ComEd and PECO have authority to sell power at market-based rates. As is customary with market-based rate schedules, FERC has reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determines that Generation or any of its affiliates has violated the terms and conditions of its tariff or the Federal Power Act. FERC is also authorized to order refunds if it finds that the market-based rates are not just and reasonable under the Federal Power Act.

In 2004, FERC implemented market power tests to determine whether sellers should be entitled to market-based rate authority. The effect was to require Generation, ComEd, and PECO to file with FERC a new analysis under the new tests. On July 5, 2005, FERC accepted the filing, thereby allowing Generation, ComEd and PECO to have continued authority to sell at market-based rates. In the same order, however, FERC started a proceeding, the purpose of which was to require Generation to demonstrate its compliance with FERC’s affiliate abuse and reciprocal dealing prong of the tests it had instituted in 2004. On April 3, 2006, FERC accepted the compliance filing, and terminated the proceeding.

On June 21, 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities, which updated and modified the tests that FERC had implemented in 2004. On December 14, 2007, FERC issued an order clarifying

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

some provisions in the Final Rule. On January 14, 2008, Generation, ComEd and PECO filed an analysis using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrates that under those tests, one called the pivotal supplier test and the other the market share test, Generation, ComEd, and PECO are entitled to continue to sell at market-based rates. FERC is not expected to act on the filing until later in 2008. The Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short-term. The longer-term impact will depend on the future application by FERC of the Final Rule.

Reliability Pricing Model (RPM) (Exelon and Generation). On December 22, 2006, FERC issued an order approving PJM’s RPM to replace its current capacity market rules. The RPM provides for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2007. A number of parties have appealed the order, and those appeals have been consolidated and are pending in the United States Court of Appeals for the D.C. Circuit. Notwithstanding the petitions for judicial review, PJM implemented RPM in 2007 as FERC’s orders were not stayed, and therefore remain in effect, pending appellate review, as applicable. PJM’s RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. Subsequent auctions will take place 36 months ahead of the scheduled delivery year. The RPM is anticipated to have a favorable impact for owners of generation facilities, particularly for such facilities located in constrained zones. PJM is authorized to impose PJM RPM capacity penalties. As of December 31, 2007, Generation does not believe it has incurred any such penalties and, therefore, has not recorded a liability.

Marginal-Loss Dispatch and Settlement (Exelon and Generation). On June 1, 2007, PJM implemented marginal-loss dispatch and settlement for its competitive wholesale electric market. Marginal-loss dispatch recognizes the varying delivery costs of transmitting electricity from individual generator locations to the places where customers consume the energy. Prior to the implementation of marginal-loss dispatch, PJM had used average losses in dispatch and in the calculation of locational marginal prices. Locational marginal prices in PJM now include the real-time impact of transmission losses from individual sources to loads. PJM believes that the marginal-loss approach is more efficient because the cost of energy that is lost in transmission lines is reduced compared with the former average loss method. As a whole, Exelon and Generation have experienced an increase in the cost of delivering energy from the generating plant locations to customer load zones due to the implementation of marginal-loss dispatch and settlement.

License Renewals (Exelon and Generation). In December 2004, the NRC issued an order that will permit the Oyster Creek Generating Station (Oyster Creek) to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. In July 2005, Generation applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey Department of Environmental Protection (NJDEP). The contentions raised by these groups were reviewed by NRC’s Atomic Safety Licensing Board (ASLB). With the exception of one contention brought by the citizens group, involving drywell corrosion, the issues raised by these groups and by the NJDEP were dismissed prior to a hearing by the ASLB. The contention involving drywell corrosion went to an evidentiary hearing before the ASLB.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

On December 18, 2007, the ASLB dismissed this sole remaining contention. On January 14, 2008, the citizens group appealed the rejection of its contention to the NRC Commissioners. If the NRC rejects the appeal, the citizens group can further appeal to the Federal courts. In that regard, the NJDEP appealed to the Third Circuit Court of Appeals one of its rejected contentions asserting that the NRC must consider terrorism risks as part of the re-licensing proceeding. This contention had previously been rejected by the ASLB and the NRC Commissioners. Further, in January 2008, Generation received a letter from the NJDEP concluding that Oyster Creek’s continued operation is consistent with New Jersey’s Coastal Management Program, and approving Oyster Creek’s coastal land use plans for the next 20 years. This consistency determination is a necessary element for license renewal. With the NJDEP consistency determination and the rejection of the sole remaining contention by the ASLB, Generation is currently awaiting the NRC staff’s approval of the license renewal for Oyster Creek. The NRC’s approval is expected in 2008.

On January 8, 2008, AmerGen submitted an application to the NRC to extend the operating license of Three Mile Island (TMI) Unit 1 for an additional 20 years from the expiration of its current license to April 2034. The NRC is expected to spend up to 30 months to review the application before making a decision. As with Oyster Creek, Generation expects various legal challenges to the renewal application, but ultimately expects approval from the NRC.

The NRC has already approved 20-year renewals of the operating licenses for Generation’s Peach Bottom, Dresden and Quad Cities generating stations. The licenses for Peach Bottom Unit 2, Peach Bottom Unit 3, Dresden Unit 2, Dresden Unit 3, Quad Cities Unit 1 and Quad Cities Unit 2 were renewed to 2033, 2034, 2029, 2031, 2032 and 2032, respectively.

5. Accounts Receivable (Exelon, Generation, ComEd and PECO)

Accounts receivable at December 31, 2007 and 2006 included estimated unbilled revenues, representing an estimate for the unbilled amount of energy or services provided to customers, and is net of an allowance for uncollectible accounts as follows:

2007	Exelon	Generation	ComEd	PECO
Unbilled revenues	$1,322	$704	$282	$292
Allowance for uncollectible accounts	130	17	53	59

2006	Exelon	Generation	ComEd	PECO
Unbilled revenues	$1,077	$538	$296	$243
Allowance for uncollectible accounts	91	17	20	51

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable through November 2010. At December 31, 2007, PECO had sold a $225 million interest in accounts receivable, which PECO accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125,” (SFAS No. 140). At December 31, 2006, PECO had sold a $225 million interest in accounts receivable, consisting of a $208 million interest in accounts receivable which PECO accounted for as a sale under

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

SFAS No. 140 and a $17 million interest in accounts receivable collected through customer payment agreements (special agreement receivables), which was accounted for as a long-term note payable. During 2007, the agreement was amended to eliminate special agreement accounts receivable from the eligible receivables sale pool and certain recourse provisions relating to special agreement receivables. PECO retains the servicing responsibility for the sold receivables. The agreement requires PECO to maintain eligible receivables at least equivalent to the $225 million purchased interest. If eligible receivables are below this level, the agreement requires PECO to hold cash in escrow until the requirement is met. At December 31, 2007 and 2006, PECO met this requirement and no cash deposits were required.

6. Property, Plant and Equipment (Exelon, Generation, ComEd and PECO)

The following tables present a summary of property, plant and equipment by asset category as of December 31, 2007 and 2006:

December 31, 2007	Exelon	Generation	ComEd	PECO
Asset Category
Electric—transmission and distribution	$17,361	$—	$12,404	$4,957
Electric—generation	8,583	8,583	—	—
Gas—transportation and distribution	1,583	—	—	1,583
Common	469	—	—	469
Nuclear fuel	2,444	2,444	—	—
Construction work in progress	1,115	605	407	90
Other property, plant and equipment (a)	409	60	14	13

Total property, plant and equipment	31,964	11,692	12,825	7,112

Less accumulated depreciation (b)	7,811	3,649	1,698	2,270

Property, plant and equipment, net	$24,153	$8,043	$11,127	$4,842

(a)	For Exelon, also includes corporate operations, shared service entities, including Exelon Business Services Company, LLC (BSC) and Enterprises. For Generation, includes buildings under capital lease with a net carrying value of $34 million at December 31, 2007. The original cost basis of the buildings was $53 million and total accumulated amortization was $19 million at December 31, 2007. For ComEd and PECO, represents non-regulated property.
(b)	For Generation, includes accumulated amortization of nuclear fuel of $1,175 million at December 31, 2007.

December 31, 2006	Exelon	Generation	ComEd	PECO
Asset Category
Electric—transmission and distribution	$16,385	$—	$11,632	$4,753
Electric—generation	8,154	8,154	—	—
Gas—transportation and distribution	1,537	—	—	1,537
Common	499	—	—	499
Nuclear fuel	2,205	2,205	—	—
Construction work in progress	861	509	256	77
Other property, plant and equipment (a)	384	60	14	13

Total property, plant and equipment	30,025	10,928	11,902	6,879

Less accumulated depreciation (b)	7,250	3,414	1,445	2,228

Property, plant and equipment, net	$22,775	$7,514	$10,457	$4,651

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	For Exelon, also includes corporate operations, shared service entities, including BSC and Enterprises. For Generation, includes buildings under capital lease with a net carrying value of $37 million at December 31, 2006. The original cost basis of the buildings was $53 million and total accumulated amortization was $16 million at December 31, 2006. For ComEd and PECO, represents non-regulated property.
(b)	For Generation, includes accumulated amortization of nuclear fuel of $1,078 million at December 31, 2006.

ComEd’s and PECO’s property, plant and equipment is regulated with the exception of non-regulated property included in other property, plant and equipment in the table above. Exelon Corporate’s and Generation’s property, plant and equipment is unregulated. As of December 31, 2007 and 2006, the accumulated depreciation for regulated and unregulated property, plant and equipment is as follows:

	December 31, 2007			December 31, 2006
	Regulated	Unregulated		Regulated	Unregulated
Exelon	$3,962	$3,849	(a)	$3,667	$3,583	(a)
Generation	—	3,649	(a)	—	3,414
ComEd	1,694	4		1,441	4
PECO	2,268	2		2,226	2

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,175 million and $1,078 million as of December 31, 2007 and 2006, respectively.

License Renewals. Generation’s depreciation provisions are based on the estimated useful lives of its generating stations, which assumes the renewal of the licenses for all nuclear generating stations. As a result, the receipt of license renewals has no impact on the Consolidated Statements of Operations. See Note 4—Regulatory Issues for further information on license renewals.

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

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

7. Jointly Owned Electric Utility Plant (Exelon, Generation and PECO)

Exelon’s, Generation’s and PECO’s undivided ownership interests in jointly owned electric plants at December 31, 2007 and 2006 were as follows:

	Nuclear generation			Fossil fuel generation			Transmission/ Other
	Quad Cities	Peach Bottom	Salem (a)	Keystone	Conemaugh	Wyman
Operator	Generation	Generation	PSEG Nuclear	Reliant	Reliant	FP&L	(b	),(c)
Ownership interest	75.00%	50.00%	42.59%	20.99%	20.72%	5.89%	(b	),(c)

Exelon’s share at December 31, 2007:
Plant	$460	$474	$244	$193	$223	$2	$62
Accumulated depreciation	77	247	66	113	145	1	30
Construction work in progress	40	16	103	32	2	—	—

Exelon’s share at December 31, 2006:
Plant	$431	$461	$189	$182	$218	$2	$62
Accumulated depreciation	70	246	60	111	143	1	29
Construction work in progress	34	21	123	13	2	—	—

(a)	Generation also owns a proportionate share in the fossil fuel combustion turbine at Salem, which is fully depreciated. The gross book value was $3 million at December 31, 2007 and 2006.
(b)	PECO has a 22.00% ownership interest in 127 miles of 500,000 voltage lines located in Pennsylvania and a 42.55% ownership interest in 131 miles of 500,000 voltage lines located in Delaware and New Jersey.
(c)	Generation has a 44.24% ownership interest in Merrill Creek Reservoir located in New Jersey with a book value of $1 million at December 31, 2007 and 2006.

Exelon’s, Generation’s and PECO’s undivided ownership interests are financed with their funds and all operations are accounted for as if such participating interests were wholly owned facilities. Exelon’s, Generation’s and PECO’s share of direct expenses of the jointly owned plants are included in fuel and operating and maintenance expenses on Exelon’s and Generation’s Consolidated Statements of Operations and in operating and maintenance expenses on PECO’s Consolidated Statements of Operations.

8. Intangible Assets (Exelon and ComEd)

Goodwill

Pursuant to SFAS No. 142, goodwill is not amortized, but is subject to an assessment for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The impairment assessment is performed using a two-step, fair-value based test. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step requires the carrying amount of the goodwill to be compared to its estimated fair value. If the fair value of goodwill is less than the carrying amount, an impairment loss is recorded as a reduction to goodwill and a charge to operating expense.

Exelon assesses goodwill impairment at its ComEd reporting unit. Accordingly, any goodwill impairment charge at ComEd will affect Exelon’s consolidated results of operations. In estimating the fair value of ComEd, Exelon and ComEd used a probability-weighted, discounted cash flow model with multiple scenarios. The determination of the fair value was dependent on many sensitive, interrelated and uncertain variables including changing interest rates, utility sector market performance, capital structure, rate regulatory structures, operating and capital expenditure requirements and other factors. Changes in the variables used in the impairment review could possibly result in a future impairment loss of ComEd’s goodwill, which could be material.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

Balance as of January 1, 2006	$3,475
Resolution of certain tax matters	(5)
Impairment	(776)

Balance as of January 1, 2007	2,694
Resolution of certain tax matters (a)	(69)

Balance as of December 31, 2007	$2,625

(a)	Includes resolution of certain tax matters and the impact of adopting FIN 48 for uncertain tax positions of ComEd that existed at October 20, 2000, the date of the merger in which Exelon became the parent corporation of PECO and ComEd (PECO / Unicom merger), in accordance with EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7). See Notes 1 and 12 for further information.

2007 Annual Goodwill Impairment Assessment. The 2007 annual goodwill impairment assessment was performed as of November 1, 2007. The first step of the annual impairment analysis, comparing the fair value of ComEd to its carrying value, including goodwill, indicated no impairment of goodwill, therefore the second step is not required.

2006 Annual Goodwill Impairment Assessment. The 2006 annual goodwill impairment assessment was performed as of November 1, 2006. The first step of the annual impairment analysis, comparing the fair value of ComEd to its carrying value, including goodwill, indicated no additional impairment of goodwill.

2006 Interim Goodwill Impairment Assessment. Due to the significant negative impact of the ICC’s July 2006 order in ComEd’s 2005 Rate Case to the cash flows and value of ComEd, an interim impairment assessment was completed during the third quarter of 2006. Based on the results of this interim goodwill impairment analysis, which was performed using the same model and assumptions discussed above, Exelon and ComEd recorded a charge of $776 million associated with the impairment of goodwill during the third quarter of 2006. See Note 4—Regulatory Issues for further information regarding the 2005 Rate Case.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Other Intangible Assets

Exelon’s and ComEd’s other intangible assets, included in deferred debits and other assets in the balance sheet, consisted of the following as of December 31, 2007:

	Gross	Accumulated Amortization		Estimated amortization expense
			Net	2008	2009	2010	2011	2012
Chicago settlement—1999 agreement (a)	$100	$(55)	$45	$3	$3	$3	$3	$3
Chicago settlement—2003 agreement (b)	62	(17)	45	4	4	4	4	4

Total intangible assets	$162	$(72)	$90	$7	$7	$7	$7	$7

(a)	On March 22, 1999, ComEd entered into a settlement agreement with the City to end an arbitration proceeding between ComEd and the City regarding the franchise agreement and a supplemental agreement, whereby ComEd agreed to make payments of $25 million to the City each year from 1999 to 2002. The intangible asset recognized as a result of these payments is being amortized ratably over the remaining term of the franchise agreement relative to our ability to distribute electricity in the City of Chicago. The franchise agreement ends in 2020.
(b)	On February 20, 2003, ComEd entered into separate agreements with the City and with Midwest Generation. Under the terms of the settlement agreement with the City, ComEd agreed to pay the City a total of $60 million over a ten-year period, beginning in 2003, and, among other things, be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil plants in 1999, to build a 500 MW generation facility in the City. As required by the settlement, ComEd also made a payment of $2.3 million to a third party on the City’s behalf. The intangible asset recognized as a result of the settlement agreement is being amortized ratably over the remaining term of the franchise agreement relative to our ability to distribute electricity in the City of Chicago. The franchise agreement ends in 2020.

Pursuant to the agreement discussed above, ComEd received payments of $32 million from Midwest Generation to relieve Midwest Generation’s obligation under the fossil sale agreement to build the generation facility in the City. The payments received by ComEd are being recognized ratably (approximately $2 million annually) as an offset to amortization expense over the remaining term of the franchise agreement relative to our ability to distribute electricity in the City of Chicago.

For the year ended December 31, 2007, Exelon’s and ComEd’s net amortization expense related to intangible assets was $5 million.

In the second quarter of 2006, Exelon recorded an impairment charge of $115 million (before income taxes) associated with the full write-off of an intangible asset related to its investment in synthetic fuel-producing facilities. For the year ended December 31, 2006, Exelon’s and ComEd’s net amortization expense related to intangible assets was $33 million and $5 million, respectively.

For the year ended December 31, 2005, an intangible pension asset, which was eliminated in 2006 due to the adoption of SFAS No. 158, decreased by $137 million as a result of an annual actuarial valuation associated with Exelon’s pension plans. For the year ended December 31, 2005, Exelon’s net amortization expense related to intangible assets was $73 million, of which $4 million has been reflected as a reduction in revenues related to an energy purchase agreement and a tolling agreement. For the year ended December 31, 2005, ComEd’s net amortization expense related to intangible assets was $5 million.

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

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

9. Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Non-Derivative Financial Assets and Liabilities. As of December 31, 2007 and 2006, the Registrants’ carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments. Fair values for long-term debt and preferred securities of subsidiaries are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

Exelon

The carrying amounts and fair values of Exelon’s financial liabilities as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$10,520	$10,361	$9,144	$9,122
Long-term debt to ComEd Transitional Funding Trust and PETT (including amounts due within one year)	2,006	2,079	3,051	3,149
Long-term debt to other financing trusts	545	490	545	517
Preferred securities of subsidiaries	87	70	87	73

Generation

The carrying amounts and fair values of Generation’s financial liabilities as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,525	$2,531	$1,790	$1,821

ComEd

The carrying amounts and fair values of ComEd’s financial liabilities as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,145	$4,126	$3,579	$3,592
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	274	277	648	652
Long-term debt to other financing trusts	361	317	361	338

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO

The carrying amounts and fair values of PECO’s financial liabilities as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$1,626	$1,606	$1,469	$1,464
Long-term debt to PETT (including amounts due within one year)	1,733	1,802	2,404	2,496
Long-term debt to other financing trusts	184	173	184	179

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

10. Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants utilize derivative instruments to manage exposures to a number of market risks, including changes in interest rates and the impact of market fluctuations in the price of electricity, coal, natural gas, other commodities and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. Additionally, Generation enters into energy-related derivatives for proprietary trading purposes.

The table below provides a rollforward of accumulated OCI related to cash-flow hedges from January 1, 2006 to December 31, 2007, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into earnings during the years ended December 31, 2006 and 2007.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
	Generation			ComEd	Exelon
	Energy- Related Hedges (a)	Other Hedges	Subtotal	Energy- Related Hedges	Total Cash- Flow Hedges
Accumulated OCI derivative gain (loss) at January 1, 2006	$(314)	$(4)	$(318)	$—	$(318)
Effective portion of changes in fair value	476	1	477	(4)	473
Reclassifications from accumulated OCI to net income	88	—	88	—	88

Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(3)	$247	$(4)	$243
Effective portion of changes in fair value	(789)	3	(786)	1	(507)
Reclassifications from accumulated OCI to net income	(9)	—	(9)	3	(6)

Accumulated OCI derivative loss at December 31, 2007	$(548)	$—	$(548)	$—	$(270)

(a)	Includes $275 million, net of taxes, of changes in fair value during 2007 of the five-year financial swap contract with ComEd.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Interest-Rate Swaps (Exelon, Generation, ComEd and PECO)

The Registrants may utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve their targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest-rate derivatives to lock in interest-rate levels in anticipation of future financings, which are typically designated as cash-flow hedges.

Fair-Value Hedges. At December 31, 2007 and 2006, Exelon had $100 million and $50 million, respectively, of notional amounts of fair-value hedges outstanding related to interest rate swaps, with fair values of $4 million and $0 million, respectively. During the year ended December 31, 2007 and 2006, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness. During 2006, ComEd settled its interest-rate swaps designated as fair-value hedges in the aggregate notional amount of $240 million for a cash payment of approximately $1 million.

Cash-Flow Hedges. At December 31, 2007 and 2006, the Registrants did not have any cash-flow hedges outstanding. During 2005, Exelon settled interest-rate swaps in the aggregate notional amount of $1.8 billion, of which $325 million was the result of a ComEd forecasted transaction no longer being probable, and recorded pre-tax losses of $54 million, of which $15 million was included in other, net within Exelon’s and ComEd’s Consolidated Statements of Operations. Exelon is recording the remaining $39 million as additional interest expense over the remaining life of the related debt.

Energy-Related Derivatives (Exelon, Generation and ComEd)

Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s assessment of market, weather, operational, and other factors. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 19 – Commitments and Contingencies.

Generation and ComEd have entered into certain other derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. Generation and ComEd believe these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The contracts that ComEd has entered into as part of the initial ComEd power procurement auction and all of PECO’s gas supply agreements that are derivatives, qualify for the normal purchases and normal sales exception to SFAS No. 133, which is further discussed in Note 4—Regulatory Issues.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Oversight Committee. The proprietary trading activities, which included volumes of 20,323 gigawatt hours (GWhs) and 31,692 GWhs for the years ended December 31, 2007 and 2006, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

At December 31, 2007, Exelon, Generation and ComEd had net (liabilities) assets of $(502) million, $(962) million and $456 million, respectively, on their Consolidated Balance Sheets for the fair value of energy-related derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2007:

	Generation				ComEd	Other		Exelon
Derivatives	Cash-Flow Hedges (a)	Other Derivatives	Proprietary Trading	Subtotal	Other Derivatives (b)	Other Derivatives (c)	Inter- company Eliminations	Energy- Related Derivatives
Current assets	$51	$314	$80	$445	$13	$—	$(13)	$445
Noncurrent assets	5	100	8	113	443	4	(443)	117

Total mark-to-market energy contract assets	$56	$414	$88	$558	$456	$4	$(456)	$562

Current liabilities	$(237)	$(340)	$(35)	$(612)	$—	$—	$13	$(599)
Noncurrent liabilities	(759)	(141)	(8)	(908)	—	—	443	(465)

Total mark-to-market energy contract liabilities	$(996)	$(481)	$(43)	$(1,520)	$—	$—	$456	$(1,064)

Total mark-to-market energy contract net (liabilities) assets	$(940)	$(67)	$45	$(962)	$456	$4	$—	$(502)

(a)	Includes current and noncurrent liability of $13 million and $443 million, respectively, related to the fair value of Generation’s five-year financial swap contract with ComEd, as described below under “Illinois Settlement Swap Contract.” At Exelon, the fair value balances are eliminated upon consolidation.
(b)	Includes current and noncurrent asset of $13 million and $443 million, respectively, related to the fair value of ComEd’s five-year financial swap contract with Generation, as described below under “Illinois Settlement Swap Contract.” At Exelon, the fair value balances are eliminated upon consolidation.
(c)	Other primarily includes corporate operations, investment in synthetic fuel-producing facilities and Exelon Business Services Company, LLC (BSC), the shared service entity.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

At December 31, 2006, Exelon, Generation and ComEd had net assets (liabilities) of $496 million, $499 million and $(11) million, respectively, on their Consolidated Balance Sheets for the fair value of energy-related derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2006:

	Generation				ComEd			Other	Exelon
Derivatives	Cash- Flow Hedges	Other Derivatives	Proprietary Trading	Subtotal	Cash- Flow Hedge	Other Derivatives	Subtotal	Other Derivatives (a)	Energy- Related Derivatives
Current assets	$460	$751	$197	$1,408	$—	$—	$—	$10	$1,418
Noncurrent assets	104	52	15	171	—	—	—	—	171

Total mark-to-market energy contract assets	$564	$803	$212	$1,579	$—	$—	$—	$10	$1,589

Current liabilities	$(119)	$(697)	$(187)	$(1,003)	$(6)	$(5)	$(11)	$(1)	$(1,015)
Noncurrent liabilities	(30)	(33)	(14)	(77)	—	—	—	(1)	(78)

Total mark-to-market energy contract liabilities	$(149)	$(730)	$(201)	$(1,080)	$(6)	$(5)	$(11)	$(2)	$(1,093)

Total mark-to-market energy contract net assets (liabilities)	$415	$73	$11	$499	$(6)	$(5)	$(11)	$8	$496

(a)	Other primarily includes corporate operations, investment in synthetic fuel-producing facilities and BSC.

Illinois Settlement Swap Contract (Exelon, Generation and ComEd). In order to fulfill a requirement of the Settlement, Generation and ComEd entered into a five-year financial swap contract, the effect of which is to cause ComEd to pay fixed prices and cause Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash-flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Settlement Legislation, thereby ensuring ComEd of full cost recovery in rates, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. During the year ended December 31, 2007, Generation recorded an increase in current and noncurrent mark-to-market derivative liabilities totaling $456 million and ComEd recorded an increase in regulatory liabilities of $456 million associated with the swap contract. See Note 4—Regulatory Issues for further information regarding the Illinois settlement swap contract. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Cash-Flow Hedges (Exelon, Generation and ComEd). At December 31, 2007, Generation had net unrealized pre-tax losses on cash-flow hedges of $911 million being deferred within accumulated OCI, including approximately $456 million related to the financial swap with ComEd. Based on market prices at December 31, 2007, approximately $157 million of these net pre-tax unrealized losses within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $13 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to earnings when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Generation expects that the majority of its cash-flow hedges will settle during 2008 and 2009 and, for the ComEd financial swap contract, also during 2010 into 2013. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

During the years ended December 31, 2007, 2006 and 2005, Generation’s net cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $15 million pre-tax gain, a $146 million pre-tax loss and a $583 million pre-tax loss, respectively. During the year ended December 31, 2007, as a result of ineffectiveness $29 million was reclassified from accumulated OCI into earnings. During the years ended December 31, 2006 and 2005, amounts reclassified from accumulated OCI into earnings as a result of ineffectiveness were not material to the financial statements.

ComEd’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $3 million pre-tax loss for the year ended December 31, 2007.

Other Derivatives (Exelon, Generation and ComEd). Other derivative contracts are those that do not qualify or are not designated for hedge accounting. For the years ended December 31, 2007 and 2006, Generation, ComEd and Exelon recognized the following net pre-tax mark-to-market gains (losses) relating to changes in the fair values of certain purchase power and sale contracts pursuant to SFAS No. 133, which are reported in fuel and purchased power expense, revenue, and operating and maintenance expense, respectively, in the Consolidated Statements of Operations and in net realized and unrealized mark-to-market transactions in the Consolidated Statements of Cash Flows.

Year Ended December 31, 2007	Generation	ComEd	Other (a)	Exelon
Unrealized mark-to-market losses	$(42)	$—	$—	$(42)
Realized mark-to-market (losses) gains	(101)	4	27	(70)

Total net mark-to-market (losses) gains	$(143)	$4	$27	$(112)

(a)	Other primarily includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Year Ended December 31, 2006	Generation	ComEd	Other (a)	Exelon
Unrealized mark-to-market gains (losses)	$29	$(8)	$(15)	$6
Realized mark-to-market gains	74	3	—	77

Total net mark-to-market gains (losses)	$103	$(5)	$(15)	$83

(a)	Other primarily includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

For the Year Ended December 31, 2005	Generation	Other (a)	Exelon
Unrealized mark-to-market gains	$86	$24	$110
Realized mark-to-market losses	(98)	—	(98)

Total net mark-to-market (losses) gains	$(12)	$24	$12

(a)	Other primarily includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

Proprietary Trading Activities (Generation). For the years ended December 31, 2007 and 2006, Exelon and Generation recognized the following pre-tax net mark-to-market gains (losses) relating to changes in the fair values of proprietary trading contracts, which are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and are included in net realized and unrealized mark-to-market transactions in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	For the Year Ended December 31,
	2007	2006	2005
Unrealized mark-to-market gains	$42	$14	$18
Realized mark-to-market losses	(8)	(10)	(3)

Total net mark-to-market gains	$34	$4	$15

Credit Risk Associated with Derivative Instruments (Exelon, Generation and ComEd)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes credit limits and letter of credit requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s credit limit and

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, beginning in 2007, collateral postings have been one-sided from Generation only. That is, when market prices have fallen below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren have not been required to post collateral; however, when market prices have risen above contracted price levels with ComEd or Ameren, Generation is required to post collateral. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, if ComEd achieves an investment grade rating from Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), and then is later downgraded below investment grade, collateral postings would be one-sided from ComEd; conversely, should Generation be downgraded below investment grade, collateral postings would be one-sided from Generation. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the five-year financial swap.

11. Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon, Generation and PECO met their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd met its short-term liquidity requirements primarily through borrowings under its credit facility. Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at December 31, 2007 and December 31, 2006:

Commercial paper borrowings	December 31, 2007	December 31, 2006
Exelon Corporate	$—	$150
ComEd	—	60
PECO	246	95

Credit facility borrowings
ComEd	$370	$—

The following tables present the short-term borrowings activity for Exelon, Generation, ComEd and PECO during 2007, 2006 and 2005:

Exelon

	2007	2006	2005
Average borrowings	$500	$856	$935
Maximum borrowings outstanding	1,210	1,459	2,416
Average interest rates, computed on a daily basis	5.55%	5.02%	3.49%
Average interest rates, at December 31	5.44%	5.42%	4.59%

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation

	2007	2006	2005
Average borrowings	$44	$214	$26
Maximum borrowings outstanding	740	667	317
Average interest rates, computed on a daily basis	5.51%	4.99%	4.12%
Average interest rates, at December 31	n.a.	n.a.	4.67%

ComEd

	2007	2006	2005
Average borrowings	$291	$213	$36
Maximum borrowings outstanding	605	669	497
Average interest rates, computed on a daily basis	6.01%	5.06%	4.13%
Average interest rates, at December 31	5.63%	5.43%	4.50%

PECO

	2007	2006	2005
Average borrowings	$76	$133	$30
Maximum borrowings outstanding	374	442	257
Average interest rates, computed on a daily basis	5.09%	4.97%	3.44%
Average interest rates, computed at December 31	5.41%	5.41%	4.58%

n.a.	Not applicable.

On March 7, 2005, Exelon entered into a $2 billion term loan agreement. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans. On April 1, 2005, Exelon entered into a $500 million term loan agreement to reduce this $2 billion term loan. During the second quarter of 2005, $200 million of this $500 million term loan, as well as the remaining $1.5 billion balance on the $2 billion term loan described above, were repaid with the net proceeds received from the issuance of the $1.7 billion long-term senior notes. The $300 million outstanding balance under the $500 million term loan agreement was terminated on October 30, 2006.

Credit Agreements

As of December 31, 2007, Exelon Corporate, Generation, ComEd and PECO had access to separate unsecured credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. In September 2007, Exelon, Generation, and PECO received consent from 26 of 28 of their lenders to extend the terms of their respective credit agreements by one year, representing $6.3 billion of the $6.6 billion of original commitments. The extension took effect on October 26, 2007 and extended the termination date of the credit agreements to October 26, 2012. In October 2007, ComEd terminated its existing $1 billion secured credit facility and entered into a $1 billion unsecured facility. As of December 31, 2007, ComEd has the capacity to issue approximately $2.8 billion of first mortgage bonds as a result of replacing its secured credit facility, which contained a restriction on a portion of such bond issuances, with an unsecured credit facility, which does not contain that restriction. ComEd’s unsecured facility initially expires February 16, 2011. Under the credit

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

facility agreement, ComEd may request up to two one-year extensions of that term. ComEd may also request increases in the aggregate bank commitments up to an additional $500 million.

The Registrants may use the credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. The obligation of each lender to make any credit extension to a Registrant under its credit facilities is subject to various conditions including, among other things, that no event of default has occurred for the Registrant or would result from such credit extension. An event of default under any of the Registrants’ credit facilities will not constitute an event of default under any of the other Registrants’ credit facilities, except that a bankruptcy or other event of default by Generation under its credit facility will constitute and event of default under the Exelon credit facility.

At December 31, 2007, the Registrants had the following aggregate bank commitments and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper and credit facility borrowings:

Borrower	Aggregate Bank Commitment (a)	Available Capacity (b)	Outstanding Commercial Paper Borrowings	Outstanding Credit Facility Borrowings
Exelon Corporate	$1,000	$993	$—	$—
Generation	5,000	4,866	—	—
ComEd	1,000	586	—	370
PECO	600	598	246	—

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.
(b)	Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offered Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, PECO and Generation, the maximum LIBOR adder is 65 basis points; and in the case of ComEd, it is 162.5 basis points.

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation and interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the year ended December 31, 2007:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At December 31, 2007, the Registrants were in compliance with the foregoing thresholds.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Long-Term Debt

The following tables present the outstanding long-term debt at Exelon, Generation, ComEd and PECO as of December 31, 2007 and 2006:

Exelon

	Rates	Maturity Date	December 31,
			2007	2006
Long-term debt
First Mortgage Bonds (a) (b):
Fixed rates	3.50%-8.00%	2008-2037	$5,161	$4,261
Floating rates	4.00%-4.50%	2012-2020	497	497
Notes payable and other (c)	4.45%-8.00%	2008-2035	4,323	3,867
Pollution control notes:
Floating rates	3.52%-3.97%	2016-2034	566	520
Notes payable—accounts receivable agreement	5.28%	2010	—	17
Sinking fund debentures	3.875%-4.75%	2008-2011	6	8

Total long-term debt			10,553	9,170
Unamortized debt discount and premium, net			(36)	(25)
Unamortized settled fair-value hedge, net			(1)	(1)
Fair-value hedge carrying value adjustment, net			4	—
Long-term debt due within one year			(605)	(248)

Long-term debt			$9,915	$8,896

Long-term debt to financing trusts (d)
Payable to ComEd Transitional Funding Trust	5.74%	2008	$274	$648
Payable to PETT	6.13%-7.65%	2007-2010	1,732	2,403
Subordinated debentures to ComEd Financing II (e)	8.50%	2027	155	155
Subordinated debentures to ComEd Financing III	6.35%	2033	206	206
Subordinated debentures to PECO Trust III	7.38%	2028	81	81
Subordinated debentures to PECO Trust IV	5.75%	2033	103	103

Total long-term debt to financing trusts			2,551	3,596
Long-term debt due to financing trusts due within one year			(501)	(581)

Long-term debt to financing trusts			$2,050	$3,015

(a)	ComEd’s utility assets other than expressly excepted property and substantially all of PECO’s assets are subject to the liens of their respective mortgage indentures.
(b)	Includes first mortgage bonds issued under the ComEd and PECO mortgage indentures securing pollution control bonds and notes.
(c)	Includes capital lease obligations of $43 and $44 million at December 31, 2007 and 2006, respectively. Lease payments of $2 million, $2 million, $2 million, $2 million, $2 million and $33 million will be made in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(d)	Amounts owed to these financing trusts are recorded as debt to financing trusts within Exelon’s Consolidated Balance Sheets.
(e)	ComEd expects to optionally redeem the subordinated debentures held by ComEd Financing II and the related trust preferred securities of ComEd Financing II during the first quarter of 2008. A portion of the proceeds from the January 16, 2008 debt issuance will be used to refinance these obligations.

Generation

	Rates	Maturity Date	December 31,
			2007	2006
Long-term debt
Senior unsecured notes	5.35%-6.95%	2011-2017	$1,900	$1,200
Pollution control notes, floating rates	3.15%-3.75%	2016-2042	566	520
Notes payable and other (a)	6.33%-7.83%	2008-2020	62	73

Total long-term debt			2,528	1,793
Unamortized debt discount and premium, net			(3)	(3)
Long-term debt due within one year			(12)	(12)

Long-term debt			$2,513	$1,778

(a)	Includes Generation’s capital lease obligations of $43 million and $44 million at December 31, 2007 and 2006, respectively. Generation will make lease payments of $2 million, $2 million, $2 million, $2 million, $2 million and $33 million in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd

	Rates	Maturity Date	December 31,
			2007	2006
Long-term debt

First Mortgage Bonds (a) (b):
Fixed rates	3.70%-8.00%	2008-2036	$3,686	$2,961
Floating rates	4.0%-4.5%	2013-2020	343	343
Notes payable
Fixed rates	6.95%	2018	140	285
Sinking fund debentures	3.875%-4.75%	2008-2011	6	8

Total long-term debt			4,175	3,597
Unamortized debt discount and premium, net			(29)	(17)
Unamortized settled fair-value hedge, net			(1)	(1)
Long-term debt due within one year (c)			(122)	(147)

Long-term debt			$4,023	$3,432

Long-term debt to financing trusts (d)
Subordinated debentures to ComEd Financing II (e)	8.50%	2027	155	155
Subordinated debentures to ComEd Financing III	6.35%	2033	206	206
Payable to ComEd Transitional Funding Trust	5.74%	2008	274	648

Total long-term debt to financing trusts			635	1,009
Long-term debt to financing trusts due within one year (c)			(274)	(308)

Long-term debt to financing trusts			$361	$701

(a)	ComEd’s utility assets other than expressly excepted property are subject to the lien of its mortgage indenture.
(b)	Includes first mortgage bonds issued under the ComEd mortgage indentures securing pollution control bonds and notes.
(c)	ComEd intends to refinance maturing debt.
(d)	Amounts owed to these financing trusts are recorded as debt to financing trusts within ComEd’s Consolidated Balance Sheets.
(e)	ComEd expects to optionally redeem the subordinated debentures held by ComEd Financing II and the trust related preferred securities of ComEd Financing II during the first quarter of 2008. A portion of the proceeds from the January 16, 2008 debt issuance will be used to refinance these obligations.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO

	Rates	Maturity Date	December 31,
			2007	2006
Long-term debt
First Mortgage Bonds (a) (b):
Fixed rates	3.50%-5.95%	2008-2037	$1,475	$1,300
Floating rates	4.10%-4.45%	2012	154	154
Notes payable—accounts receivable agreement	N/A	2010	—	17

Total long-term debt			1,629	1,471
Unamortized debt discount and premium, net			(3)	(2)
Long-term debt due within one year (c)			(450)	—

Long-term debt			$1,176	$1,469

Long-term debt to financing trusts (d)
PETT Series 1999-A	6.13%	2008	$207	$848
PETT Series 2000-A	7.63%-7.65%	2008-2009	720	750
PETT Series 2001	6.52%	2010	806	806
Subordinated debentures to PECO Trust III	7.38%	2028	81	81
Subordinated debentures to PECO Trust IV	5.75%	2033	103	103

Total long-term debt to financing trusts			1,917	2,588
Long-term debt to financing trusts due within one year			(227)	(273)

Long-term debt to financing trusts			$1,690	$2,315

(a)	Substantially all of PECO’s assets are subject to the lien of its mortgage indenture.
(b)	Includes first mortgage bonds issued under the PECO mortgage indenture securing pollution control bonds and notes.
(c)	PECO intends to refinance maturing debt.
(d)	Amounts owed to these financing trusts are recorded as debt to financing trusts within the Consolidated Balance Sheet.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Long-term debt maturities at Exelon, Generation, ComEd and PECO in the periods 2008 through 2012 and thereafter are as follows:

Year	Exelon	Generation	ComEd (a)	PECO
2008	$605	$12	$122	$450
2009	28	11	17	—
2010	615	2	213	—
2011	1,798	702	346	250
2012	832	2	451	379
Thereafter	6,675	1,799	3,026	550

Total	$10,553	$2,528	$4,175	$1,629

(a)	On January 16, 2008, ComEd issued $450 million of First Mortgage Bonds due in 2038. Since the proceeds of the bonds will be partially used to refinance $295 million of first mortgage bonds due in 2008, these maturing first mortgage bonds are recorded as long-term debt.

Long-term debt to financing trusts maturities at Exelon, ComEd and PECO in the periods 2008 through 2012 and thereafter are as follows:

Year	Exelon	ComEd	PECO
2008	$501	$274	$227
2009	700	—	700
2010	806	—	806
2011	—	—	—
2012	—	—	—
Thereafter	544	361	184

Total	$2,551	$635	$1,917

See Note 5—Accounts Receivable for information regarding PECO’s accounts receivable agreement.

See Note 10—Derivative Financial Instruments for additional information regarding interest-rate swaps.

See Note 16—Preferred Securities for additional information regarding preferred stock.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

12. Income Taxes (Exelon, Generation, ComEd and PECO)

Income tax expense (benefit) from continuing operations is comprised of the following components:

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
Included in operations:
Federal
Current	$1,269	$1,144	$2	$372
Deferred	34	(20)	65	(133)
Investment tax credit amortization	(12)	(7)	(3)	(2)
State
Current	285	249	(3)	45
Deferred	(130)	(4)	19	(52)

Total income tax expense	$1,446	$1,362	$80	$230

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Included in operations:
Federal
Current	$935	$571	$282	$356
Deferred	112	157	83	(156)
Investment tax credit amortization	(13)	(8)	(3)	(2)
State
Current	200	122	60	44
Deferred	(28)	24	23	(62)

Total income tax expense	$1,206	$866	$445	$180

For the Year Ended December 31, 2005	Exelon	Generation	ComEd	PECO
Included in operations:
Federal
Current	$376	$315	$112	$312
Deferred	411	270	187	(53)
Investment tax credit amortization	(13)	(8)	(3)	(2)
State
Current	86	69	25	17
Deferred	84	63	42	(27)

Total income tax expense	$944	$709	$363	$247

Included in cumulative effect of changes in accounting principles:
Deferred
Federal	$(22)	$(16)	$(5)	$(2)
State	(5)	(3)	(1)	—

Total income tax benefit	$(27)	$(19)	$(6)	$(2)

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.5	4.8	4.0	(0.6)
Synthetic fuel-producing facilities credit	(1.9)	—	—	—
Qualified nuclear decommissioning trust fund income	1.0	1.2	—	—
Domestic production activities deduction	(1.4)	(1.7)	—	—
Tax exempt income	(0.3)	(0.4)	—	—
Nontaxable postretirement benefits	(0.3)	(0.2)	(1.2)	(0.3)
Amortization of investment tax credit	(0.3)	(0.1)	(1.2)	(0.3)
Indirect cost capitalization method change	—	1.0	(4.6)	(3.0)
Research and development credit charge (refund)	0.6	0.7	—	—
Plant basis differences	—	—	—	0.3
Other	(0.2)	(0.1)	0.7	0.1

Effective income tax rate	34.7%	40.2%	32.7%	31.2%

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.0	4.2	16.2	(1.9)
Nondeductible goodwill impairment charge	9.7	—	81.6	—
Synthetic fuel-producing facilities credit	(3.6)	—	—	—
Qualified nuclear decommissioning trust fund income	0.5	0.6	—	—
Domestic production activities deduction	(0.7)	(0.9)	—	—
Tax exempt income	(0.4)	(0.5)	—	—
Nontaxable postretirement benefits	(0.4)	(0.2)	(0.8)	(0.2)
Amortization of investment tax credit	(0.4)	(0.2)	(0.9)	(0.4)
Investment tax credit charge (refund)	(0.1)	0.4	—	(2.1)
Research and development credit charge (refund) (a)	(0.1)	0.4	—	(2.1)
Amortization of regulatory asset	0.2	—	1.9	—
Plant basis differences	0.3	—	—	0.6
Other	(0.9)	(0.6)	0.6	0.1

Effective income tax rate	43.1%	38.2%	133.6%	29.0%

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2005	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.8	4.7	(13.6)	(0.9)
Nondeductible goodwill impairment charge	22.3	—	(135.0)	—
Synthetic fuel-producing facilities credit	(12.6)	—	—	—
Qualified nuclear decommissioning trust fund income	0.8	0.9	—	—
Domestic production activities deduction	(0.8)	(0.8)	—	—
Tax exempt income	(0.6)	(0.6)	—	—
Nontaxable postretirement benefits	(0.6)	(0.3)	1.0	(0.3)
Amortization of investment tax credit	(0.5)	(0.2)	1.0	(0.3)
Amortization of regulatory asset	0.3	—	(2.1)	—
Plant basis differences	—	—	(0.4)	(1.1)
Other	0.7	0.3	(1.9)	(0.2)

Effective income tax rate	49.8%	39.0%	(116.0)%	32.2%

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets (liabilities), as of December 31, 2007 and 2006 are presented below:

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
Plant basis differences	$(4,370)	$(1,000)	$(1,730)	$(1,475)
Stranded cost recovery	(1,207)	—	—	(1,207)
Unrealized (gains) losses on derivative financial instruments	390	383	(5)	(3)
Deferred pension and postretirement obligations	365	(184)	(239)	27
Emission allowances	(31)	(31)	—	—
Decommissioning and decontamination obligations	(49)	(49)	—	—
Deferred debt refinancing costs	(66)	—	(55)	(11)
Goodwill	4	—	—	—
Other, net	246	88	(16)	99

Deferred income tax liabilities (net)	$(4,718)	$(793)	$(2,045)	$(2,570)
Unamortized investment tax credits	(248)	(197)	(37)	(13)

Total deferred income tax liabilities (net) and unamortized investment tax credits	$(4,966)	$(990)	$(2,082)	$(2,583)

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Plant basis differences	$(4,368)	$(856)	$(1,937)	$(1,407)
Stranded cost recovery	(1,236)	—	—	(1,237)
Unrealized gains on derivative financial instruments	(196)	(199)	(5)	(4)
Deferred pension and postretirement obligations	492	(203)	(265)	24
Emission allowances	(23)	(23)	—	—
Decommissioning and decontamination obligations	(38)	(36)	—	(3)
Deferred debt refinancing costs	(78)	—	(65)	(13)
Excess of tax value over book value of impaired assets (a)	65	—	—	—
Goodwill	6	—	—	—
Other, net	230	(4)	31	79

Deferred income tax liabilities (net)	$(5,146)	$(1,321)	$(2,241)	$(2,561)
Unamortized investment tax credits	(259)	(204)	(40)	(15)

Total deferred income tax liabilities (net) and unamortized investment tax credits	$(5,405)	$(1,525)	$(2,281)	$(2,576)

(a)	In 2006, includes write-downs of certain Enterprises investments and the impairment of the intangible asset related to the synthetic fuel-producing facilities.

At December 31, 2007 and 2006, Exelon had recorded valuation allowances of $33 million and $37 million, respectively, and Generation had recorded valuation allowances of approximately $32 million and $33 million, respectively, with respect to deferred taxes associated with separate company state taxes.

As of December 31, 2007, Exelon and Generation had net Federal capital loss carryforwards for income tax purposes of approximately $24 million ($8 million deferred tax asset) which will expire beginning in 2011. As of December 31, 2007, Exelon and Generation had state net capital loss carryforwards for income tax purposes of $321 million ($7 million deferred tax asset) which will expire beginning in 2011.

Accounting for Uncertainty in Income Taxes (Exelon, Generation, ComEd and PECO)

The Registrants adopted the provisions of FIN 48 on January 1, 2007. The following table shows the effect of adopting FIN 48 on the Registrants’ Consolidated Balance Sheets as of January 1, 2007.

Increase (decrease)	Exelon	Generation	ComEd	PECO
Accounts receivable, net—Other	$83	$—	$72	$12
Goodwill	(19)	—	(19)	—
Other deferred debits and other assets	381	23	137	208
Accrued expenses	(197)	4	(186)	—
Deferred income taxes and unamortized investment tax credits	(57)	30	(299)	186
Other deferred credits and other liabilities	712	32	642	11
Other paid in capital	—	—	34	—
Retained earnings	(13)	(43)	(1)	23

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As a result of the implementation of FIN 48, Exelon, Generation, ComEd, and PECO identified unrecognized tax benefits of $1.5 billion, $311 million, $797 million and $318 million, respectively, as of January 1, 2007.

Tabular reconciliation of unrecognized tax benefits

The following table provides a reconciliation of the Registrants’ unrecognized tax benefits as of December 31, 2007:

	Exelon	Generation	ComEd	PECO
Unrecognized tax benefits at January 1, 2007	$1,462	$311	$797	$318
Increases based on tax positions prior to 2007	6	2	4	—
Decreases based on tax positions prior to 2007	—	—	—	—
Change to positions that only affect timing	127	158	(113)	73
Increases based on tax positions related to 2007	3	3	—	—
Decreases related to settlements with taxing authorities	(16)	—	—	(10)

Unrecognized tax benefits at December 31, 2007	$1,582	$474	$688	$381

Included in Exelon’s unrecognized tax benefits balance at December 31, 2007 is approximately $1.5 billion of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The disallowance of such positions would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Unrecognized tax benefits that if recognized would affect the effective tax rate

Exelon, Generation and ComEd have $67 million, $22 million and $25 million, respectively, of unrecognized tax benefits at December 31, 2007 that, if recognized, would decrease the effective tax rate.

Total amounts of interest and penalties recognized

Exelon, Generation, ComEd and PECO have reflected in their Consolidated Balance Sheets as of December 31, 2007 a net interest receivable (payable) of $(44) million, $(22) million, $(88) million and $42 million, respectively, related to their unrecognized tax benefits. The Registrants recognize accrued interest related to unrecognized tax benefits in interest expense (income) in other income and deductions on their Consolidated Statements of Operations. Exelon, Generation, ComEd and PECO have reflected in their Consolidated Statements of Operations net interest expense (income) of $(49) million, $24 million, $(41) million and $(20) million, respectively, related to their uncertain tax positions for the twelve months ended December 31, 2007. The Registrants have not accrued any penalties with respect to unrecognized tax benefits.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Reasonably possible that total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date

Exelon has unrecognized tax benefits related to refund claims for Illinois investment tax credits with respect to its utility property of approximately $74 million, of which $17 million and $57 million relate to Generation and ComEd, respectively. After the refund claims filed were denied by the Illinois Department of Revenue, Exelon filed a suit for a refund. In the third quarter of 2007, the Illinois Appellate court heard the case deciding in favor of the Illinois Department of Revenue. Exelon has filed an appeal to the Illinois Supreme Court. On January 30, 2008, the Illinois Supreme Court agreed to hear the case. It is reasonably possible that the unrecognized tax benefits related to this issue will significantly decrease within the next 12 months as a result of a decision by the Illinois Supreme Court or a settlement with the Department of Revenue.

Generation has filed or will file Federal income tax refund claims totaling $400 million taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. That additional basis results primarily in increased tax depreciation and amortization deductions. The IRS disagrees with this position and has disallowed the claims. The matter is currently being appealed within the IRS. If a satisfactory settlement cannot be reached as part of the appeals process, Exelon and Generation’s management will likely pursue litigation. Depending on the litigation alternative pursued it is reasonably possible that Generation’s unrecognized tax benefits could significantly decrease in the next 12 months.

Description of tax years that remain subject to examination by major jurisdiction

Taxpayer	Open Years
Exelon (and predecessors) and subsidiaries consolidated Federal income tax returns	1989-2007
Exelon (and predecessors) and subsidiaries Illinois unitary income tax returns	1999-2007
Exelon Ventures Company, LLC Pennsylvania corporate net income tax returns	2001-2007
PECO Pennsylvania corporate net income tax returns	2003-2007

Other Tax Matters

1999 Sale of Fossil Generating Assets (Exelon and ComEd)

Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of December 31, 2007 and 2006, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s ability to defer all or a portion of this tax liability depends in part on whether its treatment of the sales proceeds, as having been received in connection with an involuntary conversion is ultimately sustained, either by the IRS or a court which might ultimately decide the issue. Exelon’s ability to continue to defer the remainder of the tax liability on the fossil plant sale depends also in part on whether its tax characterization of a purchase and leaseback transaction Exelon entered into in connection with the fossil plant sale is respected as a purchase and leaseback (the like-kind exchange

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

transaction), either by the IRS or by a court which might ultimately decide the issue. In the third quarter of 2007, Exelon received the IRS’ audit report for the taxable period 1999 through 2001, which reflected the full disallowance of the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that the sales proceeds were not received in connection with an involuntary conversion of certain ComEd property rights. In addition, the IRS indicated its position that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a sale-in, lease-out (SILO), and, therefore, the IRS is treating it as a “listed transaction” pursuant to guidance it issued in 2005. A listed transaction is one which the IRS considers to be a potentially abusive tax shelter. The IRS’ view is that the like-kind transaction did not provide Exelon with a current ownership interest in any property. Exelon disagrees with the IRS’s characterization of its purchase and leaseback as a SILO and believes its position is justified. In addition, the IRS asserted penalties with respect to the involuntary conversion and like-kind exchange transaction. In the third quarter of 2007, Exelon appealed the disallowance of the deferral of gain as well as the assertion of the penalties to IRS Appeals. Exelon will continue to vigorously defend its positions throughout the IRS Appeals process and any subsequent litigation. Exelon believes it is unlikely that the penalties will be sustained. If Exelon’s and ComEd’s management decide to litigate the matter, ComEd may be required to pay the tax and related interest due on the deficiency and file for refund.

A successful IRS challenge to ComEd’s positions would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of December 31, 2007, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $992 million. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $167 million (after tax) related to interest expense. Due to the fact that Exelon believes it is unlikely that the penalty assertion will be sustained, Exelon and ComEd have not recorded a reserve for the penalties. Should the IRS prevail in asserting such penalty, it will result in an after-tax charge of $196.3 million to Exelon’s and ComEd’s results of operations. Exelon’s and ComEd’s management believe that interest and penalties have been appropriately accounted for in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations and cash flows, and such adjustments could be material. The timing of the final resolution of this matter is unknown.

Simplified Service Cost Method (Exelon, Generation, ComEd and PECO)

In the fourth quarter of 2007, Exelon and the IRS agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes. Based on acceptance of the settlement guidelines, Exelon recorded, in the fourth quarter of 2007, an estimated interest benefit of approximately $40 million (after tax), net of a contingent tax consulting fee of $6 million (after tax). ComEd and PECO recorded an estimated interest benefit (after tax) of approximately $26 million and $8 million, respectively. ComEd and PECO recorded a current tax benefit of $13 million and $26 million, respectively, offset with a deferred tax expense recorded at Generation of $38 million.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Research and Development Settlement (Exelon, Generation, ComEd and PECO)

In 2007, ComEd and the IRS reached an agreement to settle a research and development claim for tax years 1989-1998. The incremental impact recorded by ComEd in the fourth quarter of 2007, above the amount recorded with the adoption of FIN 48, resulted in a reduction to goodwill of $35 million, interest income of $15 million (after tax) and a contingent tax consulting fee of $8 million (after tax). Generation recorded a deferred tax liability and tax expense of $27 million related to the reduction of future depreciation due to the basis reduction of the related assets transferred from ComEd. The contingent fee was accounted for under SFAS No. 5 and recognized in the fourth quarter of 2007.

Tax Sharing Agreement (Exelon, Generation, ComEd and PECO)

Generation, ComEd and PECO are all party to an agreement (Tax Sharing Agreement) with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities. The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to the parent is reallocated to the other members. That allocation is treated as a contribution to the capital of the party receiving the benefit.

Tax Restructuring (Exelon)

In the fourth quarter of 2007, Exelon completed a tax restructuring to allow the utilization of separate company losses for state income tax purposes. As a result of the restructuring, Exelon recorded a deferred tax benefit of approximately $63 million related primarily to temporary differences originating through OCI. The effect of the tax restructuring in the fourth quarter of 2007 and its impact on the deferred tax assets at Exelon were recorded in net income in accordance with SFAS No. 109.

Illinois Senate Bill 1544 (Exelon)

In August 2007, the Governor of Illinois signed Illinois SB 1544 into law, which became effective January 1, 2008. SB 1544 provides for market-based sourcing of the generation and sale of electricity for Illinois income tax purposes. This legislation will affect the method in which sales of electricity are apportioned in the determination of Illinois income tax. The language in SB 1544 is broad based and undefined and expressly provides that the sourcing of electricity may be subject to rules prescribed by the Illinois Department of Revenue. Based on the limited statutory definitions and legislative intent available at this time, Exelon cannot reasonably estimate the impact on its Illinois income tax. The Illinois Department of Revenue is expected to issue guidance implementing this legislation. As guidance is released, Exelon will further assess the impact that SB 1544 may have on its financial position, results of operations and cash flows. On January 13, 2008, Illinois enacted SB 783 amending the language of SB 1544 to expressly provide that the Department of Revenue “shall” establish utility sourcing regulations.

Investments in Synthetic Fuel-Producing Facilities (Exelon)

Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership (collectively, the Sellers) that own synthetic fuel-producing facilities. Section 45K (formerly Section 29) of the IRC provides tax credits for the sale of synthetic fuel

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

produced from coal. However, Section 45K contains a provision under which the tax credits are phased out (i.e., eliminated) in the event crude oil prices for a year exceed certain thresholds. Exelon is required to pay for tax credits based on the production of the facilities regardless of whether or not a phase-out of the tax credits is anticipated. However, Exelon has the legal right to recover a portion of the payments made to the Sellers related to phased-out tax credits.

Exelon and the operators of the synthetic fuel-producing facilities in which Exelon has interests idled the facilities in May 2006. The decision to suspend synthetic fuel production was primarily driven by the level and volatility of oil prices. As a result of the suspension of production at the synthetic fuel-producing facilities and the level of oil prices, during the second quarter of 2006, Exelon recorded an impairment charge of $115 million ($69 million after tax) in operating and maintenance expense in Exelon’s Consolidated Statement of Operations to write off the net carrying value of the intangible asset related to Exelon’s investments in synthetic fuel-producing facilities. The net carrying value of the intangible assets associated with the synthetic fuel-producing facilities was $143 million at December 31, 2005. See Note 8—Intangible Assets for additional information. Due to the reduction in oil prices during the third quarter of 2006, the operators resumed production at the synthetic fuel-producing facilities in September 2006 and produced at full capacity through the remainder of 2006 and all of 2007.

In April 2007, the IRS published the 2006 oil Reference Price which resulted in a 33% phase-out of tax credits for calendar year 2006 that reduced Exelon’s earned after-tax credits of $170 million to $114 million for the year ended December 31, 2006. At December 31, 2006, Exelon had estimated the 2006 phase-out to be 38% and had net receivables on its Consolidated Balance Sheet from the Sellers totaling $63 million associated with the portion of the payments previously made to the Sellers related to tax credits that were anticipated to be phased out for 2006. The difference between the actual 2006 phase-out and the 2006 phase-out previously estimated resulted in a $13 million increase in 2006 tax credits and a corresponding $9 million decrease, net of the related tax benefit, in the receivables due from the Sellers, which is reflected in Exelon’s operating results for the year ended December 31, 2007.

The following table (in dollars) provides the estimated phase-out range for 2007:

Estimated 2007
Beginning of Phase-Out Range (a)	$57
End of Phase-Out Range (a)	71
2007 Estimated Average U.S. Crude Oil Wellhead Acquisition Price by First Purchasers	66

(a)	The estimated 2007 phase-out range is based upon the range stated in Section 45K of the IRC adjusted for an approximate 3% increase for inflation.

At December 31, 2007, Exelon had receivables on its Consolidated Balance Sheet from the Sellers totaling $171 million associated with the portion of the payments previously made to the Sellers related to tax credits that are estimated to be phased out related to 2007 production. As of December 31, 2007, Exelon has estimated the 2007 phase-out to be 68%, which has reduced Exelon’s earned after-tax credits of $251 million to $81 million for the year ended December 31, 2007.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

In 2005, Exelon entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased (reduced) Exelon’s net income by $87 million, $(24) million and $81 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Net income or net losses from interests in synthetic fuel-producing facilities are reflected in the Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net.

The non-recourse notes payable principal balance was $21 million and $108 million at December 31, 2007 and 2006, respectively. The final note payment was made in January 2008 to reduce the non-recourse notes payable principal balance to zero.

The tax credits are not available for synthetic fuel produced from coal sold subsequent to December 31, 2007 and the agreements with the Sellers terminate in 2008.

13. Asset Retirement Obligations (Exelon, Generation, ComEd and PECO)

Nuclear AROs (Exelon and Generation)

Generation assumed the responsibility for decommissioning the former ComEd and former PECO nuclear units as a result of a corporate restructuring effective January 1, 2001 in which Exelon separated its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. Generation and AmerGen assumed responsibility for decommissioning the Clinton, Oyster Creek and TMI units upon the original purchase of each unit in 1999, 1999 and 2000, respectively.

SFAS No. 143 required, upon adoption, that Generation estimate and record the fair values of its obligations for the future decommissioning of its nuclear generating plants. The ARO is accreted each year through a charge to operating and maintenance expense in Generation’s Consolidated Statements of Operations, to reflect the time value of money for this present value obligation. The accretion will continue through the completion of the asset retirement activity.

To estimate its nuclear decommissioning obligations, Generation uses a probability-weighted, discounted cash flow model, on a unit-by-unit basis, which considers multiple outcome scenarios based upon significant estimates and assumptions, including decommissioning cost studies, cost escalation studies, probabilistic cash flow models and discount rates. Decommissioning cost studies are updated, on a rotational basis, for each of Generation’s nuclear units at a minimum of once every five years. Generation generally updates its ARO annually based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios.

During the third quarter of 2007, Generation recorded a net decrease in the ARO of approximately $171 million, primarily due to a year-over-year decline in the cost escalation factor assumptions used

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

to estimate future undiscounted decommissioning costs and updated decommissioning cost studies received for six nuclear units. During the second quarter of 2006, Generation recorded a net decrease in the ARO of approximately $604 million, primarily due to revised management assumptions concerning an increased likelihood of successful nuclear license renewal efforts due to an increasingly favorable environment for nuclear power and, therefore, an increased likelihood of operating the nuclear plants through a full license extension period, and also due to a change in management’s expectation of when the DOE will establish a repository for and begin accepting spent nuclear fuel.

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2006 to December 31, 2007:

Exelon and Generation
Asset retirement obligation at January 1, 2006	$3,921
Net decrease resulting from updates to estimated future cash flows	(604)
Accretion expense	230
Payments to decommission retired plants	(14)

Asset retirement obligation at December 31, 2006	$3,533
Net decrease resulting from updates to estimated future cash flows	(171)
Accretion expense	227
Payments to decommission retired plants	(11)

Asset retirement obligation at December 31, 2007 (a)	$3,578

(a)	Includes $16 million as the current portion of the ARO at December 31, 2007, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

Trust Funds and Regulatory Construct. Trust funds have been established on a unit-by-unit basis to satisfy Generation’s nuclear decommissioning obligations. Trust funds established for any particular unit may not be used to fund the decommissioning obligations of any other unit. The trusts associated with the former ComEd units and the former PECO units have been funded with amounts collected from ComEd and PECO customers, respectively. After 2006, ComEd no longer collects amounts to pay for decommissioning costs based on an ICC order and, likewise, Generation no longer makes, nor has any plans to further make, any contributions to the trust funds for the former ComEd units. PECO currently recovers funds, in revenues, for decommissioning the former PECO nuclear plants through regulated rates, and these collections are expected to continue through the operating lives of the plants. The amounts recovered from PECO customers are remitted to Generation in order to fund the future decommissioning costs of the PECO units and are deposited into the trust funds. The trust funds that have been established to satisfy AmerGen’s nuclear decommissioning obligations were originally funded by the previous owners of AmerGen. Generation does not collect any amounts nor make any contributions to the AmerGen nuclear decommissioning trust funds.

Any shortfall of funds necessary for decommissioning is ultimately required to be funded by Generation. Generation has recourse to collect additional amounts from PECO customers, subject to

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

certain limitations and thresholds, as prescribed by an order from the PAPUC. No such recourse exists to collect additional amounts from ComEd customers or from the previous owners of AmerGen.

Due to the regulatory agreements with the ICC and PAPUC, ComEd and PECO customers, respectively, are entitled to a refund of any excess of trust funds that remain after the completion of decommissioning activities, as determined on a unit-by-unit basis, subject to certain limitations that allow sharing of excess funds with Generation related to the former PECO units. Because the funds held in the trusts currently exceed the total estimated decommissioning obligations, decommissioning impacts, including the accretion of the decommissioning obligation and the income of the trust funds (net of applicable taxes) associated with the former ComEd and former PECO units, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations with an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, ComEd and PECO have recorded equal noncurrent affiliate receivables from Generation and corresponding regulatory liabilities. The decommissioning of the AmerGen units and unregulated portion of Peach Bottom are reflected in Exelon’s and Generation’s Consolidated Statements of Operations, as there are no regulatory agreements associated with these units.

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

Investments as of December 31, 2007 and 2006. Exelon and Generation classified investments in trust accounts for decommissioning nuclear plants as available-for-sale through 2007 and estimate the fair value of the investments based on quoted market prices or market-derived inputs. The following tables show the fair values, gross unrealized gains and amortized cost bases of the securities held in these trust accounts as of December 31, 2007 and 2006:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents	$195	$—	$195
U.S. Treasury obligations and direct obligations of U.S. government agencies	1,341	46	1,387
Federal agency mortgage-backed securities	1,225	26	1,251
Commercial mortgage-backed securities	94	2	96
Corporate bonds	406	11	417
Other debt securities	80	2	82
Marketable equity securities	2,236	1,230	3,466
Other (a)	(71)	—	(71)

Total available-for-sale securities	$5,506	$1,317	$6,823

(a)	Represents payables related to pending securities purchases net of receivables related to pending securities sales and interest receivables.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31, 2006
	Amortized Cost	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents	$36	$—	$36
U.S. Treasury obligations and direct obligations of U.S. government agencies	990	36	1,026
Federal agency mortgage-backed securities	767	6	773
Commercial mortgage-backed securities	82	1	83
Corporate bonds	306	7	313
Other debt securities	181	—	181
Marketable equity securities	2,810	1,237	4,047
Other (a)	(44)	—	(44)

Total available-for-sale securities	$5,128	$1,287	$6,415

(a)	Represents payables related to pending securities purchases net of receivables related to pending securities sales and interest receivables.

The available-for-sale debt securities have contractual maturities as follows:

December 31, 2007 Estimated Fair Value
Debt securities:
Maturities within 1 year	$51
Maturities after 1 year through 5 years	565
Maturities after 5 years through 10 years	499
Maturities after 10 years	2,118

Total debt securities	$3,233

Beginning in 2006, Exelon and Generation consider all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. Since the NRC sets limitations on Exelon’s and Generation’s ability to direct the management of the nuclear decommissioning trust fund investments, Exelon and Generation do not have the ability to hold investments with unrealized losses through a recovery period and, accordingly, unrealized holding losses are recognized immediately and are included in other, net, in Exelon’s and Generation’s Consolidated Statements of Operations. Therefore, as of December 31, 2007 and 2006, there were no available-for-sale securities held in nuclear decommissioning trust funds in an unrealized loss position. The following table presents impairment charges associated with the decommissioning trust funds during the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Impairment charges to the funds of the former ComEd units (a)	$81	$29	$20
Impairment charges to the funds of the former PECO units (a)	2	1	—
Impairment charges to the funds of the AmerGen units (b)	9	2	2

Total impairment charges to the decommissioning trust funds	$92	$32	$22

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Amounts are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.
(b)	Amounts are included in other, net on Exelon’s and Generation’s Consolidated Statement of Operations.

The following table presents the gross unrealized gains related to the nuclear decommissioning trust fund investments as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Gross unrealized gains associated with the funds of the former ComEd and former PECO units (a)	$1,081	$1,037
Gross unrealized gains associated with AmerGen and unregulated portions of Peach Bottom trusts (b)	236	250

Total gross unrealized gains associated with the decommissioning trust funds	$1,317	$1,287

(a)	Amounts are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.
(b)	Amounts are included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets.

Sale of Nuclear Decommissioning Trust Fund Investments. Proceeds from the sale of decommissioning trust fund investments and gross realized gains and losses on those sales for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the Years Ended December 31,
	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Net Reclassified Gain (Loss) (a)
For the year ended December 31, 2007	$7,312	$428	$(137)	$291
For the year ended December 31, 2006	4,793	58	(60)	(2)
For the year ended December 31, 2005	5,274	130	(81)	49

(a)	Amounts reclassified from Exelon’s regulatory liabilities or accumulated other comprehensive income to earnings and from Generation’s noncurrent payables to affiliates or accumulated other comprehensive income to earnings was determined based on either the high-cost or average cost basis.

The amounts of net unrealized holding gains that were included in Exelon’s regulatory liabilities or accumulated other comprehensive income and in Generation’s noncurrent payables to affiliates or accumulated other comprehensive income during the period totaled $226 million, $567 million and $132 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The adoption of FIN 47 required the Registrants to initially record liabilities associated with their conditional AROs at their estimated fair values, using the methodology prescribed by FIN 47, if those fair values could be reasonably estimated. The conditional ARO is accreted each year to reflect the time value of money for this present value obligation through a charge to operating and maintenance expense in Generation’s Consolidated Statements of Operations or recorded as an increase to ComEd’s and PECO’s regulatory assets due to the application of SFAS No. 71. The accretion will continue through the estimated ultimate settlement dates. For Generation, this charge is recorded as depreciation and amortization expense within the Consolidated Statements of Operations. For ComEd and PECO, this depreciation charge is recorded as an increase to their regulatory assets due to the application of SFAS No. 71.

The liabilities associated with conditional AROs are adjusted on an ongoing basis due to the passage of time, new laws and regulations and revisions to either the timing or amount of the original estimates of undiscounted cash flows. During the second quarter of 2007, Generation recorded a decrease in its non-nuclear conditional ARO of approximately $6 million resulting from revised management assumptions concerning the timing of future decommissioning cash flows, primarily as a result of changes to the estimated end of useful lives of several of Generation’s fossil and hydroelectric plants.

The following table presents the activity of the non-nuclear conditional AROs reflected on the Registrants’ Consolidated Balance Sheets from January 1, 2006 to December 31, 2007:

	Exelon	Generation	ComEd	PECO
Non-nuclear AROs at January 1, 2006	$236	$65	$151	$20
Accretion (a)	13	4	7	1
Payments	(2)	—	(2)	—

Non-nuclear AROs at December 31, 2006	247	69	156	21
Net decrease resulting from updates to estimated future cash flows	(6)	(6)	—	—
Accretion (a)	15	4	10	1
Payments	(6)	(3)	(3)	—

Non-nuclear AROs at December 31, 2007	$250	$64	$163	$22

(a)	For ComEd and PECO, the majority of the accretion is recorded as an increase to a regulatory asset due to the associated regulations.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

14. Spent Nuclear Fuel Obligation (Exelon and Generation)

Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is responsible for the development of a repository for the disposal of SNF and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($.001) per kilowatt-hour of net nuclear generation for the cost of nuclear fuel long-term disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. The DOE’s current estimate for opening a SNF facility is 2017. This extended delay in SNF acceptance by the DOE has led to Generation’s adoption of dry cask storage at its Dresden, Quad Cities, Oyster Creek and Peach Bottom stations and its consideration of dry cask storage at other stations.

The Standard Contracts with the DOE also required the payment to the DOE of a one-time fee applicable to nuclear generation through April 6, 1983. The fee related to the former PECO units has been paid. Pursuant to the Standard Contracts, ComEd previously elected to defer payment of the one-time fee of $277 million for its units (which are now part of Generation), with interest to the date of payment, until just prior to the first delivery of SNF to the DOE. As of December 31, 2007, the unfunded SNF liability for the one-time fee with interest was $997 million. Interest accrues at the 13-week Treasury Rate. The 13-week Treasury Rate in effect, for calculation of the interest accrual at December 31, 2007, was 4.025%. The liabilities for spent nuclear fuel disposal costs, including the one-time fee, were transferred to Generation as part of the 2001 corporate restructuring. The outstanding one-time fee obligation for the Oyster Creek and TMI units remains with the former owners. Clinton has no outstanding obligation.

In July 1998, ComEd filed a complaint against the United States Government (Government) in the United States Court of Federal Claims (Court) seeking to recover damages caused by the DOE’s failure to honor its contractual obligation to begin disposing of SNF in January 1998. In August 2004, Generation and the U.S. Department of Justice, in close consultation with the DOE, reached a settlement under which the government will reimburse Generation for costs associated with storage of spent fuel at Generation’s nuclear stations pending DOE’s fulfillment of its obligations. Under the agreement, Generation has received cash reimbursements for costs incurred through June 30, 2007, totaling approximately $214 million ($151 million after considering amounts due to co-owners of certain nuclear stations and to the former owner of Oyster Creek). As of December 31, 2007, the amount of spent fuel storage costs for which reimbursement will be requested from the DOE under the settlement agreement is $50 million, which is recorded within accounts receivable, other. This amount is comprised of $17 million, which has been recorded as a reduction to operating and maintenance expense, and $24 million, which has been recorded as a reduction to capital expenditures. The remaining $9 million represents amounts owed to the co-owners of the Peach Bottom and Quad Cities generating facilities. In all cases, annual reimbursements will be made only after costs are incurred and only for costs resulting from DOE delays in accepting the fuel.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

15. Retirement Benefits (Exelon, Generation, ComEd and PECO)

Defined Benefit Pension and Other Postretirement Benefits—Consolidated Plans

Exelon

Exelon sponsors six defined benefit pension plans and two postretirement benefit plans for essentially all Generation, ComEd, PECO and BSC employees, except for those employees of Generation’s wholly owned subsidiary, AmerGen, who participate in a separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan. Substantially all Exelon non-union employees and electing union employees hired on or after January 1, 2001 participate in Exelon-sponsored cash balance pension plans.

Exelon’s traditional and cash balance pension plans and AmerGen’s cash balance pension plan are intended to be tax-qualified defined benefit plans, and Exelon submitted applications to the IRS for rulings on the tax-qualification of the form of its plans for non-union and electing union employees. On June 1, 2004, the IRS issued a favorable ruling on the union cash balance plan. Exelon has not yet received a ruling with respect to its non-union plan, and AmerGen has not yet submitted an application with respect to its cash balance formula, due to the recently-lifted IRS moratorium on issuing any rulings to plans that were involved in a “conversion” from a traditional to a cash balance formula.

The measurement of the plan obligations and costs of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. When determining the various assumptions that are required, Exelon considers historical information as well as future expectations. The benefit costs are impacted by, among other things, the actual rate of return on plan assets, the long-term expected rate of return on plan assets, the discount rate applied to benefit obligations, the incidence of mortality, the expected remaining service period of plan participants, level of compensation and rate of compensation increases, employee age, length of service, the long-term expected investment crediting rate and the anticipated rate of increase of health care costs. The impact of changes in these factors on pension and other postretirement benefit obligations is generally recognized over the expected average remaining service period of the plan participants rather than immediately recognized. Exelon and AmerGen use a December 31 measurement date for their plans.

In accordance with SFAS No. 158, which became effective December 31, 2006, Exelon and Generation are required to recognize the overfunded or underfunded status of their defined benefit pension and other postretirement plans as an asset or liability on their balance sheets.

In 2006, President Bush signed into law the Pension Protection Act of 2006 (the Act), which will affect the manner in which many companies, including Exelon and Generation, administer their pension plans. This legislation became effective January 1, 2008 and may require companies to, among other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. Effective January 1, 2008, Exelon amended the vesting schedule, benefit crediting rate and investment crediting rate of its relevant cash balance pension plans in accordance with interim guidance issued by the U.S. Treasury Department pursuant to the Act. These changes to the cash balance pension plans did not have a significant impact on Exelon’s or Generation’s results of operations or cash flows. The

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

U.S. Treasury Department’s interim guidance indicates that further guidance will be forthcoming, and it is possible that Exelon and AmerGen will make additional amendments to their cash balance plans in response to the future guidance.

Obligations and Assets

The following tables provide a rollforward of the changes in the benefit obligations and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Net benefit obligation at beginning of year	$10,396	$10,247	$3,330	$3,297
Service cost	163	157	106	99
Interest cost	603	562	192	183
Plan participants’ contributions	—	—	23	22
Actuarial loss (gain)	(143)	7	(142)	(95)
Curtailments/settlements	7	3	—	—
Special accounting costs	1	3	—	—
Gross benefits paid	(600)	(583)	(180)	(184)
Federal subsidy on benefits paid	—	—	6	8

Net benefit obligation at end of year	$10,427	$10,396	$3,335	$3,330

Change in plan assets:
Fair value of plan assets at beginning of year	$9,645	$9,060	$1,512	$1,341
Actual return on plan assets	553	1,145	82	168
Employer contributions	36	23	179	165
Plan participants’ contributions	—	—	23	22
Gross benefits paid	(600)	(583)	(180)	(184)

Fair value of plan assets at end of year	$9,634	$9,645	$1,616	$1,512

Exelon presents its benefit obligations and plan assets net on its balance sheet within the following line items:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Other current liabilities	$16	$4	$2	$1
Pension obligations	777	747	—	—
Non-pension postretirement benefit obligations	—	—	1,717	1,817

Unfunded status (net benefit obligation less plan assets)	$793	$751	$1,719	$1,818

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Funding is based upon actuarially determined contributions that take into account the minimum contribution required under ERISA, as amended, for the pension plans and the amount deductible for income tax purposes for the other postretirement benefit plans. The funded status of the pension and other postretirement benefit obligations refers to the difference between plan assets and estimated obligations of the plan. The funded status may change over time due to several factors, including contribution levels, assumed discount rates and actual long-term rates of return on plan assets. Exelon made discretionary aggregate contributions of $0, $0 and approximately $2 billion to its traditional and cash balance pension plans in 2007, 2006 and 2005, respectively. The 2005 contributions were initially funded through borrowings under a short-term loan agreement, which were subsequently refinanced with long-term senior notes.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $9,600 million and $9,502 million at December 31, 2007 and 2006, respectively. On an ABO basis, the plans were funded at 100% at December 31, 2007 compared to 102% at December 31, 2006. The projected benefit obligation (PBO) for all defined benefit pension plans was $10,427 million and $10,396 million at December 31, 2007 and 2006, respectively. On a PBO basis, the plans were funded at 92% at December 31, 2007 compared to 93% at December 31, 2006. The ABO differs from the PBO in that it includes no assumption about future compensation levels.

The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets.

	December 31,
	2007	2006
Projected benefit obligation	$1,343	$1,241
Accumulated benefit obligation	1,293	1,193
Fair value of plan assets	1,061	1,020

The following table provides the PBO, ABO and fair value of all pension plans with a PBO in excess of plan assets.

	December 31,
	2007	2006
Projected benefit obligation	$10,427	$10,396
Accumulated benefit obligation	9,600	9,502
Fair value of plan assets	9,634	9,645

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Net Periodic Benefit Cost, OCI, and Regulatory Assets

The following table provides the components of the net periodic benefit costs, OCI and regulatory assets for the years ended December 31, 2007, 2006 and 2005 for all plans combined. The table reflects a reduction in 2007, 2006 and 2005 net periodic postretirement benefit cost of approximately $44 million, $40 million and $40 million, respectively, related to a Federal subsidy provided under the Prescription Drug Act. This subsidy has been accounted for under FSP FAS 106-2, as described in Note 1—Significant Accounting Policies. A portion of the net periodic benefit cost is capitalized within Exelon’s Consolidated Balance Sheets.

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$163	$157	$144	$106	$99	$89
Interest cost	603	562	546	192	183	175
Expected return on assets	(816)	(817)	(767)	(115)	(105)	(98)
Amortization of:
Transition obligation (asset)	—	—	(4)	10	9	9
Prior service cost (credit)	16	16	16	(56)	(91)	(91)
Actuarial loss	148	149	121	63	87	81
Curtailment/settlement charges	5	6	—	—	—	—
Special accounting costs	1	3	—	—	—	—

Net periodic benefit cost	$120	$76	$56	$200	$182	$165

Changes in plan assets and benefit obligations recognized in OCI and regulatory assets:
Current year actuarial (gain) loss	$127	$—	$—	$(109)	$—	$—
Amortization of actuarial gain (loss)	(148)	—	—	(63)	—	—
Amortization of prior service (cost) credit	(16)	—	—	56	—	—
Amortization of transition asset (obligation)	—	—	—	(10)	—	—
Settlements	(5)	—	—	—	—	—
Change in additional minimum liability	—	1,138	10	—	—	—

Total recognized in OCI and regulatory assets	$(42)	$1,138	$10	$(126)	$—	$—

The following table provides the components of Exelon’s gross accumulated other comprehensive loss and regulatory assets that have not been recognized as components of periodic benefit cost as of December 31, 2007 and 2006, respectively, for all plans combined:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Transition obligation	$—	$—	$48	$57
Prior service cost (credit)	129	145	(223)	(279)
Actuarial loss	2,839	2,865	828	1,000

Total (a)	$2,968	$3,010	$653	$778

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Of the $2,968 million related to pension benefits, $1,954 million and $1,014 million are included in accumulated other comprehensive income and regulatory assets, respectively, as of December 31, 2007. Of the $653 million related to other postretirement benefits, $310 million and $343 million are included in accumulated other comprehensive income and regulatory assets, respectively, as of December 31, 2007. Of the $3,010 million related to pension benefits, $2,026 million and $984 million are included in accumulated other comprehensive income and regulatory assets, respectively, as of December 31, 2006. Of the $778 million related to other postretirement benefits, $382 million and $396 million are included in accumulated other comprehensive income and regulatory assets, respectively, as of December 31, 2006.

The following table provides the components of Exelon’s accumulated other comprehensive income and regulatory assets as of December 31, 2007 (included in the table above) that are expected to be amortized as components of periodic benefit cost in 2008. These estimates are subject to the completion of a valuation report of Exelon’s pension and other postretirement benefit obligations. This valuation report will reflect actual census data and claims activity as of December 31, 2007 and is expected to be completed by the first quarter of 2008.

	Pension Benefits	Other Postretirement Benefits
Transition obligation	$—	$9
Prior service cost (credit)	14	(56)
Actuarial loss	133	53

Total (a)	$147	$6

(a)	Of the $147 million related to pension benefits, $93 million and $54 million are included in accumulated other comprehensive income and regulatory assets, respectively, as of December 31, 2007. Of the $6 million related to other postretirement benefits, $1 million and $5 million are included in accumulated other comprehensive income and regulatory assets, respectively, as of December 31, 2007.

Assumptions

The following weighted average assumptions were used to determine the benefit obligations for all the plans at December 31, 2007, 2006 and 2005:

	Pension Benefits			Other Postretirement Benefits
	2007 (a)	2006	2005	2007 (a)	2006	2005
Discount rate	6.20%	5.90%	5.60%	6.20%	5.85%	5.60%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Mortality table	IRS required mortality table for 2008 funding valuation	RP 2000 with 10-year projection of mortality improvements	RP 2000 without projection of mortality improvements	IRS required mortality table for 2008 funding valuation	RP 2000 with 10-year projection of mortality improvements	RP 2000 without projection of mortality improvements
Health care cost trend on covered charges	N/A	N/A	N/A	8.00% decreasing to ultimate trend of 5.0% in 2014	9.00% decreasing to ultimate trend of 5.0% in 2012	8.00% decreasing to ultimate trend of 5.0% in 2010

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Assumptions used to determine year-end 2007 benefit obligations are the assumptions used to estimate the 2008 net periodic benefit cost.

The following weighted average assumptions were used to determine the net periodic benefit costs for all the plans for the years ended December 31, 2007, 2006 and 2005:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007		2006		2005
Discount rate	5.90%	5.60%	5.75%	5.85%		5.60%		5.75%
Expected return on plan assets	8.75%	9.00%	9.00%	7.85%	(a)	8.15%	(a)	8.30%	(a)
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%		4.00%		4.00%
Mortality table	RP 2000 with 10-year projection of mortality improvements	RP 2000 without projection of mortality improvements	1983 Group Annuity Mortality Table	RP 2000 with 10-year projection of mortality improvements		RP 2000 without projection of mortality improvements		1983 Group Annuity Mortality Table
Health care cost trend on covered charges	N/A	N/A	N/A	9.00% decreasing to ultimate trend of 5.0% in 2012		8.00% decreasing to ultimate trend of 5.0% in 2010		9.00% decreasing to ultimate trend of 5.0% in 2010

(a)	Not applicable for the AmerGen-sponsored other postretirement benefits plan as this plan does not have any plan assets.

Assumed health care cost trend rates have a significant effect on the costs reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a one percentage point increase in assumed health care cost trend
on 2007 total service and interest cost components	$48
on postretirement benefit obligation at December 31, 2007	422
Effect of a one percentage point decrease in assumed health care cost trend on 2007 total service and interest cost components	(39)
on postretirement benefit obligation at December 31, 2007	(349)

Plan Assets

In managing its pension and postretirement plan assets, Exelon and AmerGen utilize a diversified, strategic asset allocation to efficiently and prudently generate investment returns that will meet the objectives of the investment trusts that hold the plan assets. Asset / Liability studies are utilized to determine the specific asset allocations for the trusts. In general, Exelon’s and AmerGen’s investment strategy reflects the belief that over the long term, equities are expected to outperform fixed-income investments. The long-term nature of the pension and other postretirement benefit obligations make the related trusts well-suited to bear the risk of added volatility associated with equity securities (approximately 60%), and, accordingly, the asset allocations of the trusts usually reflect a higher allocation to equities as compared to fixed-income securities (approximately 40%). On a quarterly

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

basis, Exelon reviews the actual asset allocations and follows a rebalancing procedure in order to remain within an allowable range of these targeted percentages. Non-U.S. equity securities are used to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. Alternative asset classes, which are included in the equity securities and real estate asset categories below, may be utilized for additional diversification and return potential when appropriate. In the pension trusts, Exelon generally maintains approximately 10% of its plan assets in alternative asset classes. Exelon’s and AmerGen’s investment guidelines limit the amount of allowed exposure to investments in more volatile sectors.

In selecting the expected rate of return on plan assets, Exelon considers historical returns for the types of investments that its plans hold in addition to expectations regarding future returns. Historical returns and volatilities are modeled to determine asset allocations that best meet the objectives of the investment trusts that hold the plan assets. A change in the strategy of the asset allocations could significantly impact the expected rate of return on plan assets and related costs.

Exelon’s and AmerGen’s pension plan weighted average asset allocations at December 31, 2007 and 2006 and target allocation for 2007 were as follows:

	Target Allocation at December 31, 2007	Percentage of Plan Assets at December 31,
Asset Category		2007	2006
Equity securities	60-65%	59%	62%
Debt securities	35-40	36	34
Real estate	0-5	5	4

Total		100%	100%

Exelon’s other postretirement benefit plan weighted average asset allocations at December 31, 2007 and 2006 and target allocation for 2007 were as follows:

	Target Allocation at December 31, 2007	Percentage of Plan Assets at December 31,
Asset Category		2007	2006
Equity securities	60-65%	62%	63%
Debt securities	35-40	37	35
Real estate	—	1	2

Total		100%	100%

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

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Estimated Future Benefit Payments

Estimated future benefit payments to participants in all of the pension plans and postretirement benefit plans as of December 31, 2007 were:

	Pension Benefits	Other Postretirement Benefits (a)
2008	$634	$173
2009	584	183
2010	592	191
2011	610	199
2012	626	203
2013 through 2017	3,499	1,116

Total estimated future benefits payments through 2017	$6,545	$2,065

(a)	Estimated future benefit payments do not reflect an anticipated Federal subsidy provided through the Prescription Drug Act. The Federal subsidies to be received by Exelon in the years 2008, 2009, 2010, 2011, 2012 and from 2013 through 2017 are estimated to be $9 million, $10 million, $11 million, $12 million, $13 million and $85 million, respectively.

Exelon, Generation, ComEd and PECO

Allocation to Exelon Subsidiaries

Generation, ComEd and PECO account for their participation in Exelon’s pension and other postretirement benefit plans by applying multiemployer accounting pursuant to SFAS No. 87 and SFAS No. 106. Employee-related assets and liabilities, including both pension and SFAS No. 106 postretirement liabilities, were allocated by Exelon to its subsidiaries based on the number of active employees as of January 1, 2001 as part of Exelon’s corporate restructuring. Exelon allocates the components of pension and other postretirement costs to the participating employers based upon several factors, including the measures of active employee participation in each participating unit.

The following approximate amounts were included in capital and operating and maintenance expense during 2007, 2006 and 2005, respectively, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and other postretirement benefit plans:

	Generation	ComEd	PECO	Other (a)(b)	Exelon
2007	$142	$101	$32	$45	$320
2006	114	72	30	42	258
2005	97	63	30	32	222

(a)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities, and eliminating and consolidating adjustments.
(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Contributions

The following table provides contributions made by Generation, ComEd, PECO and Exelon Corporate to the Exelon-sponsored and AmerGen-sponsored pension and other postretirement benefit plans:

	Pension Benefits				Other Postretirement Benefits
	2007		2006	2005	2007 (a)	2006 (a)	2005
Generation	$24		$12	$847	$78	$69	$115
ComEd	3		3	805	52	47	60
PECO	1		1	110	31	32	79
Other (b)	8	(c)	7	246	18	17	(37)

Exelon	$36		$23	$2,008	$179	$165	$217

(a)	The Registrants present the cash contributions above net of federal subsidy payments received on each of their respective Consolidated Statements of Cash Flows. Exelon, Generation, ComEd and PECO received federal subsidy payments of $6, $3, $2 and $1, respectively, in 2007 and $8 million, $3 million, $3 million and $1 million, respectively, in 2006.
(b)	Other primarily includes corporate operations, BSC, investments in synthetic fuel-producing facilities, and eliminating and consolidating adjustments.
(c)	$5 million of this amount was deferred under Exelon’s deferred compensation plan.

Exelon allocates pension contributions to its subsidiaries in proportion to active service costs recognized. In addition, Exelon allocates other postretirement contributions to its subsidiaries in proportion to total costs recognized in accordance with SFAS No. 106. Exelon expects to contribute approximately $111 million to the benefit plans in 2008, of which Generation, ComEd and PECO expect to contribute $60 million, $7 million and $32 million, respectively. These estimates are subject to the completion of a valuation report of Exelon’s pension and other postretirement benefit obligations. This valuation report will reflect actual census data and claims activity as of December 31, 2007 and is expected to be completed by the first quarter of 2008.

Of Generation’s 2005 pension contributions, $844 million was made in the first quarter and was primarily funded by a capital contribution from Exelon. Of ComEd’s and PECO’s 2005 pension contributions, $803 million and $109 million, respectively, were made in the first quarter and were fully funded by a capital contribution from Exelon.

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

Obligations and Assets

The following tables provide a rollforward of the changes in the benefit obligations and plan assets for the most recent two years for the AmerGen-sponsored plans:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Net benefit obligation at beginning of year	$121	$107	$92	$82
Service cost	12	12	9	9
Interest cost	7	7	5	5
Actuarial (gain)	(4)	(1)	(11)	(4)
Gross benefits paid	(5)	(4)	—	—

Net benefit obligation at end of year	$131	$121	$95	$92

Change in plan assets:
Fair value of plan assets at beginning of year	$84	$70	$—	$—
Actual return on plan assets	5	7	—	—
Employer contributions	20	11	—	—
Gross benefits paid	(4)	(4)	—	—

Fair value of plan assets at end of year	$105	$84	$—	$—

Generation presents its benefit obligations and plan assets net on its balance sheet within the following line items:

	Pension Benefits As of December 31,		Other Postretirement Benefits As of December 31,
	2007	2006	2007	2006
Other current liabilities	$—	$—	$1	$1
Pension obligations	26	37	—	—
Non-pension postretirement benefit obligations	—	—	94	91

Funded status (net benefit obligation less plan assets)	$26	$37	$95	$92

The ABO for the AmerGen-sponsored defined benefit pension plans was $119 million and $105 million at December 31, 2007 and 2006, respectively. On an ABO basis, the plan was funded at 88% at December 31, 2007 compared to 80% at December 31, 2006. The PBO for the AmerGen-sponsored defined benefit pension plans was $131 million and $121 million at December 31, 2007 and 2006, respectively. On a PBO basis, the plans were funded at 80% at December 31, 2007 compared to 69% at December 31, 2006. The ABO differs from the PBO in that it includes no assumption about future compensation levels.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Net Periodic Benefit Cost and OCI

The following table provides the components of the net periodic benefit costs and OCI for the years ended December 31, 2007, 2006 and 2005 for the AmerGen-sponsored plans. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$12	$11	$10	$9	$9	$8
Interest cost	7	6	5	5	5	4
Expected return on assets	(8)	(6)	(7)	—	—	—
Amortization of prior service cost	1	1	1	(2)	(2)	(2)

Net periodic benefit cost	$12	$12	$9	$12	$12	$10

Changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial (gain) loss	$(1)	$—	$—	$(11)	$—	$—
Amortization of prior service cost (credit)	(1)	—	—	2	—	—

Total recognized in OCI	$(2)	$—	$—	$(9)	$—	$—

The following table provides the components of accumulated other comprehensive loss that have not been recognized as components of periodic benefit cost as of December 31, 2007 for the AmerGen-sponsored plans:

	Pension Benefits As of December 31,		Other Postretirement Benefits As of December 31,
	2007	2006	2007	2006
Prior service cost (credit)	$5	$6	$(11)	$(13)
Actuarial loss (gain)	14	15	(16)	(6)

Total	$19	$21	$(27)	$(19)

As of December 31, 2007, $1 million and $(2) million of the prior service cost (credit) related to pension benefits and other postretirement benefits, respectively, included in accumulated other comprehensive income are expected to be amortized as components of periodic benefit cost in 2008. As of December 31, 2007, there was no actuarial gain or loss related to pension benefits included in accumulated other comprehensive income. As of December 31, 2007, $1 million of the actuarial gain related to other postretirement benefits included in accumulated other comprehensive income is expected to be amortized as components of periodic benefit cost in 2008.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Plan Assets

AmerGen’s pension plan weighted average asset allocations at December 31, 2007 and 2006 and target allocation at December 31, 2007 were as follows:

Asset Category	Target Allocation at December 31, 2007	Percentage of Plan Assets at December 31,
		2007	2006
Equity securities	65%	64%	69%
Debt securities	35	36	31

Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the costs reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a one percentage point increase in assumed health care cost trend
on 2007 total service and interest cost components	$3
on postretirement benefit obligation at December 31, 2007	17
Effect of a one percentage point decrease in assumed health care cost trend
on 2007 total service and interest cost components	(2)
on postretirement benefit obligation at December 31, 2007	(14)

Estimated Future Benefit Payments

Estimated future benefit payments to participants in the AmerGen-sponsored pension plan and postretirement benefit plan as of December 31, 2007 were:

	Pension Benefits	Other Postretirement Benefits (a)
2008	$4	$1
2009	4	2
2010	6	2
2011	6	3
2012	8	4
2013 through 2017	55	36

Total estimated future benefits payments through 2017	$83	$48

(a)	Estimated future benefit payments do not reflect an anticipated Federal subsidy provided through the Prescription Drug Act. The Federal subsidies to be received by the sponsor are not material, with total subsidies to be received through 2016 being under $1 million.

Generation expects to contribute $16 million to the AmerGen benefit plans in 2008.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contribution up to certain limits. The cost of matching contributions to the savings plan totaled the following:

For the Years Ended	Exelon	Generation	ComEd	PECO
2007	$63	$30	$18	$6
2006	60	30	17	6
2005	58	28	17	6

16. Preferred Securities (Exelon, ComEd and PECO)

At December 31, 2007 and 2006, Exelon was authorized to issue up to 100,000,000 shares of preferred stock, none of which was outstanding.

Preferred and Preference Stock of Subsidiaries

At December 31, 2007 and 2006, ComEd prior preferred stock and ComEd cumulative preference stock consisted of 850,000 shares and 6,810,451 shares authorized, respectively, none of which was outstanding.

At December 31, 2007 and 2006, cumulative preferred stock of PECO, no par value, consisted of 15,000,000 shares authorized and the outstanding amounts set forth below. Shares of preferred stock have full voting rights, including the right to cumulate votes in the election of directors.

	Redemption Price (a)	December 31,
		2007	2006	2007	2006
		Shares Outstanding		Dollar Amount
Series (without mandatory redemption)
$4.68 (Series D)	$104.00	150,000	150,000	$15	$15
$4.40 (Series C)	112.50	274,720	274,720	27	27
$4.30 (Series B)	102.00	150,000	150,000	15	15
$3.80 (Series A)	106.00	300,000	300,000	30	30

Total preferred stock		874,720	874,720	$87	$87

(a)	Redeemable, at the option of PECO, at the indicated dollar amounts per share, plus accrued dividends.

17. Common Stock (Exelon, ComEd and PECO)

At December 31, 2007 and 2006, Exelon’s common stock without par value consisted of 2,000,000,000 shares authorized and 660,879,188 and 669,863,391 shares outstanding, respectively. At December 31, 2007 and 2006, ComEd’s common stock with a $12.50 par value consisted of 250,000,000 shares authorized and 127,016,519 shares outstanding. At December 31, 2007 and 2006, PECO’s common stock without par value consisted of 500,000,000 shares authorized and 170,478,507 shares outstanding.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

At December 31, 2007 and 2006, ComEd had 75,248 and 75,486 warrants, respectively, outstanding to purchase ComEd common stock. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants. At December 31, 2007 and 2006, 25,083 and 25,162, respectively, shares of common stock were reserved for the conversion of warrants.

Share Repurchases

Repurchased shares are held as treasury shares and recorded at cost.

Share Repurchase Program. In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate value of the shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of the direct cash proceeds from purchases of stock and the tax benefits associated with exercises of stock options. The 2004 share repurchase program has no specified limit on the number of shares that may be repurchased and no specified termination date. Any shares repurchased are held as treasury shares unless cancelled or reissued at the discretion of Exelon’s management. During 2007 and 2006, 0.6 million shares and 3.2 million shares, respectively, of common stock were purchased under this share repurchase program for $37 million and $186 million, respectively.

On August 31, 2007, Exelon’s Board of Directors approved a share repurchase program for up to $1.25 billion of Exelon’s outstanding common stock. As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase (ASR) program. In accordance with EITF 99-7, “Accounting for an Accelerated Share Repurchase Program,” Exelon accounts for the ASR program as two distinct transactions, as shares of common stock acquired in a treasury stock transaction and as a forward contract indexed to Exelon’s own common stock.

The ASR agreements include a pricing collar, which establishes a minimum and maximum number of shares that can be repurchased. On September 20 and 21, 2007, Exelon received the minimum number of shares, as determined by the ASR agreements, which amounted to 15.1 million shares. These initial shares were recorded as treasury stock, at cost, for $1.17 billion.

Exelon accounts for the forward contract in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the contract be initially measured at fair value, reported in permanent equity and subsequently accounted for based on its equity classification. The fair value of the forward contract was estimated to be $79 million as of December 31, 2007. The ultimate settlement of the forward contract will be based on changes in

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the price of Exelon’s common stock from September 24, 2007 through the date of settlement, which is expected to occur in the first quarter of 2008. Each ASR agreement provides that Exelon is not required to make any additional cash payment or deliver or return any shares upon settlement of the forward contract to the investment banks in this transaction. The forward contract will be settled, and additional shares will be received, if any, in the first quarter of 2008.

On December 19, 2007, Exelon’s Board of Directors authorized a new share repurchase program of up to $500 million of Exelon’s outstanding common stock.

Under all the share repurchase programs, 28.3 million shares of common stock are held as treasury stock with a cost of $1.8 billion as of December 31, 2007. During 2007 and 2006, Exelon repurchased 15.7 million shares and 3.2 million shares, respectively, of common stock under the share repurchase programs for $1.2 billion and $186 million, respectively.

Other Share Repurchases. During 2005, Exelon repurchased 0.2 million shares of common stock from a retired executive for $8 million.

Stock-Based Compensation Plans

Exelon grants stock-based awards through its Long-Term Incentive Plan (LTIP), which primarily includes performance share awards, stock options and restricted stock units. At December 31, 2007, there were approximately 26 million shares authorized for issuance under the LTIP.

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Operations during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Components of Stock-Based Compensation Expense	2007	2006	2005
Performance shares	$76	$84	$49
Stock options	34	39	—
Restricted stock units	13	3	5
Other stock-based awards	2	2	3

Total stock-based compensation included in operating and maintenance expense	125	128	57

Income tax benefit	(48)	(48)	(23)

Total after-tax stock-based compensation expense	$77	$80	$34

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table presents stock-based compensation expense (pre-tax) during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Subsidiaries	2007	2006	2005
Generation	$47	$48	$21
ComEd	8	12	2
PECO	5	3	1
Other (a)	65	65	33

Total	$125	$128	$57

(a)	Primarily represents stock-based compensation charged to the Exelon Business Services Company, LLC and billed to Exelon’s subsidiaries through intercompany allocations.

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2007, 2006 and 2005.

Exelon receives a tax deduction based on the intrinsic value of the award on the exercise date for stock options and distribution date for performance share awards and restricted stock units. For each award, throughout the requisite service period, Exelon recognizes the tax benefit related to compensation costs recognized in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to common stock and are included in other financing activities within Exelon’s Consolidated Statements of Cash Flows. The following table presents information regarding Exelon’s tax benefits during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Realized tax benefit when exercised/distributed:
Stock options	$93	$68	$77
Restricted stock units	7	9	1
Performance share awards	28	20	16
Stock deferral plan	25	2	6
Excess tax benefits included in other financing activities of Exelon’s Consolidated Statement of Cash Flows:
Stock options	77	53	(	a)
Restricted stock units	4	4	(	a)
Performance share awards	1	2	(	a)
Stock deferral plan	15	1	(	a)

(a)	Prior to SFAS No. 123-R, Exelon presented these benefits as operating cash flows in Exelon’s Consolidated Statement of Cash Flows.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Stock Options

Non-qualified stock options to purchase shares of Exelon’s common stock are granted under the LTIP. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted under the LTIP generally become exercisable upon a specified vesting date. During the years ended December 31, 2007, 2006 and 2005, exercised stock options were issued from authorized but unissued common stock shares. All stock options expire ten years from the date of grant. The vesting period of stock options outstanding as of December 31, 2007 generally ranged from three years to four years. The value of stock options at the date of grant is either amortized through expense or capitalized over the requisite service period using the straight-line method. For stock options granted to retirement-eligible employees, the value of the stock option is recognized immediately on the date of grant.

Exelon grants most of its stock options in the first quarter of each year. Stock options granted during the remaining quarters of 2007, 2006 and 2005 were not material.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The following table presents the weighted average assumptions used in the pricing model for grants and the resulting weighted average grant date fair value of stock options granted for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	2.94%	3.2%	3.6%
Expected volatility	22.0%	25.5%	18.1%
Risk-free interest rate	4.71%	4.27%	3.83%
Expected life (years)	6.25	6.25	6.25
Weighted average grant date fair value	$13.05	$13.22	$6.33

The dividend yield is based on several factors, including Exelon’s most recent dividend payment at the grant date and the average stock price over the previous year. Expected volatility is based on implied volatilities of traded stock options in Exelon’s common stock and historical volatility over the estimated expected life of the stock options. The risk-free interest rate for a security with a term equal to the expected life is based on a yield curve constructed from U.S. Treasury strips at the time of grant. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method”. Exelon uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted as necessary.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table presents information with respect to stock option activity during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance of shares outstanding at December 31, 2006	19,375,110	$37.35
Options granted	1,139,900	59.96
Options exercised	(5,909,494)	31.45
Options forfeited/cancelled	(654,818)	47.17

Balance of shares outstanding at December 31, 2007	13,950,698	41.26	6.16	$563,392,567

Exercisable at December 31, 2007 (a)	8,160,044	36.74	5.29	366,393,403

(a)	Includes stock options issued to retirement-eligible employees.

The following table summarizes additional information regarding stock options exercised during the years ended December 31, 2007, 2006 and 2005:

Stock Options Exercised	Year Ended December 31,
	2007	2006	2005
Intrinsic value (a)	$231	$170	$191
Cash received for exercise price	186	171	209

(a)	The difference between the market value on the date of exercise and the strike price.

The following table summarizes Exelon’s nonvested stock option activity for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price (per share)
Nonvested at December 31, 2006	10,539,061	$38.56
Granted	1,139,900	59.96
Vested	(5,312,250)	40.04
Forfeited	(576,057)	48.41

Nonvested at December 31, 2007	5,790,654	$47.61

As of December 31, 2007, $28 million of total unrecognized compensation costs related to nonvested stock options are expected to be recognized over the remaining weighted-average period of 2.05 years. The total grant date fair value of stock options vested, including the capitalized amount,

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

during the years ended December 31, 2007, 2006 and 2005 was $35 million, $41 million and $23 million, respectively.

Restricted Stock Units

Exelon grants restricted stock units under the LTIP. Beginning in January 2007, Exelon began granting certain managers restricted stock units in lieu of stock options. Prior to 2007, Exelon utilized restricted stock units on a limited basis primarily to compensate executive management. In accordance with SFAS No. 123-R, the cost of services received from employees in exchange for the issuance of restricted stock units is required to be measured based on the grant date fair value of the restricted stock unit issued. The value of the restricted stock units at the date of grant is either amortized through expense over the requisite service period using the straight-line method or capitalized. The requisite service period for restricted stock units is generally three to five years. However, certain restricted stock unit awards become fully vested upon the employee reaching retirement-eligibility. The value of the restricted stock units granted to retirement-eligible employees is either recognized immediately upon the date of grant or through the date at which the employee reaches retirement eligibility. Exelon uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.

The following table summarizes Exelon’s nonvested restricted stock unit activity for the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2006	608,508	$39.78
Granted	476,469	63.89
Distributed	(266,740)	32.86
Forfeited	(65,490)	42.85
Undistributed vested awards (a)	(69,619)	59.96

Nonvested at December 31, 2007	683,128	$56.95

(a)	Represents restricted stock units granted to retirement-eligible participants in 2007.

As of December 31, 2007 and 2006, Exelon had obligations related to outstanding restricted stock units not yet settled of $19 million and $13 million, respectively, which are included in common stock in Exelon’s Consolidated Balance Sheets. During the year ended December 31, 2007, Exelon settled restricted stock units with fair value totaling $18 million. As of December 31, 2007, $24 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 2.22 years.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Performance Share Awards

Exelon grants performance share awards under the LTIP. The number of performance shares granted is determined based on the performance of Exelon’s common stock relative to certain stock market indices during the three year period through the end of the year of grant. These performance share awards generally vest and settle over a three year period. The holders of performance share awards receive shares of common stock and/or cash annually during the vesting period. Participants are eligible for partial or full distributions in cash if they meet certain stock ownership requirements.

Performance share awards to be settled in stock are recorded as common stock within the Consolidated Balance Sheets and are recorded at fair value at the date of grant. The grant date fair value of equity classified performance share awards granted during the year ended December 31, 2007 was estimated using historical data for the previous two plan years and a Monte Carlo simulation model for the current plan year. This model requires assumptions regarding Exelon’s total shareholder return relative to certain stock market indices and the stock beta and volatility of Exelon’s common stock and all stocks represented in these indices. Volatility for Exelon and all comparator companies is based on historical volatility over one year using daily stock price observation. Performance share awards expected to be settled in cash are recorded as liabilities within the Consolidated Balance Sheets. The grant date fair value of liability classified performance share awards granted during the twelve months ended December 31, 2007 was based on historical data for the previous two plan years and actual results for the current plan year. The liabilities are remeasured each reporting period throughout the requisite service period and as a result, the compensation costs for cash settled awards are subject to volatility.

For non retirement-eligible employees, stock-based compensation costs are accrued and recognized over the vesting period of three years using the graded-vesting method, a method in which the compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were multiple awards. For performance shares granted to retirement-eligible employees, the value of the performance shares is recognized ratably throughout the year of grant.

The following table summarizes Exelon’s nonvested performance share awards activity for the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2006 (a)	1,276,575	$58.55
Granted	1,078,767	59.94
Distributed	(633,600)	58.58
Forfeited	(161,922)	59.67
Undistributed vested awards (b)	(298,845)	59.96

Nonvested at December 31, 2007 (a)	1,260,975	$59.24

(a)	Excludes 342,803 and 532,891 of performance share awards issued to retirement-eligible employees at December 31, 2006 and December 31, 2007, respectively, as they are fully vested.
(b)	Represents performance share awards granted to retirement-eligible participants in 2007.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

During the year ended December 31, 2007, Exelon settled performance shares with a fair value totaling $65 million, of which $39 million was paid in cash. As of December 31, 2007, $21 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 1.77 years.

The following table presents the balance sheet classification of obligations related to outstanding performance share awards not yet settled:

	As of December 31,
Obligation Related to Outstanding Performance Share Awards	2007	2006
Current liabilities (a)	$48	$38
Deferred credits and other liabilities (b)	35	27
Common stock	27	30

Total	$110	$95

(a)	Represents the current liability related to performance share awards expected to be settled in cash.
(b)	Represents the long-term liability related to performance share awards expected to be settled in cash.

Stock Deferral Plan

Prior to January 1, 2007, Exelon management had the ability to defer the receipt of certain distributions of stock from Exelon’s stock-based compensation programs into the Exelon Corporation Stock Deferral Plan. In December 2006, the Compensation Committee of Exelon’s Board of Directors approved a proposal to discontinue deferrals to the deferred stock plan. Additionally, active participants in the plans were provided a one-time election to take a full distribution of all deferred stock in the third quarter of 2007. Exelon distributed 248,633 shares of Exelon common stock valued at $17 million and cash settled 435,245 shares for $31 million on July 31, 2007 to the participants that elected to receive a lump sum distribution in the third quarter of 2007. At December 31, 2007 and 2006, Exelon had obligations at historical cost related to this plan of $20 million and $30 million, respectively, which are included in common stock in Exelon’s Consolidated Balance Sheets.

2005 Pro Forma Information

Prior to January 1, 2006, Exelon accounted for stock-based awards under the intrinsic-value method of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method under APB No. 25 resulted in no expense being recorded for stock option grants in 2005. On January 1, 2006, Exelon adopted SFAS No. 123-R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123-R requires that the cost of stock-based compensation be recognized in the financial statements.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The table below shows the effect on Exelon’s net income and earnings per share had Exelon elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the year ended December 31, 2005:

Year Ended December 31, 2005
Net income—as reported	$923
Add: Stock-based compensation expense included in reported net income, net of income taxes	34
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes (a)	(48)

Pro forma net income	$909

Earnings per share:
Basic—as reported	$1.38
Basic—pro forma	1.36
Diluted—as reported	1.36
Diluted—pro forma	1.35

(a)	The fair value of stock options granted was estimated using a Black-Scholes-Merton option-pricing model.

Undistributed Losses of Equity Method Investments

Exelon, Generation, ComEd and PECO had undistributed losses of equity method investments of $497 million, $7 million, $67 million and $57 million, respectively, at December 31, 2007 and $391 million, $16 million, $52 million and $51 million, respectively, at December 31, 2006. See Note 20—Supplemental Financial Information for further detail on the Registrants’ equity method investments.

18. Earnings Per Share (Exelon)

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

	2007	2006	2005
Income from continuing operations	$2,726	$1,590	$951
Income (loss) from discontinued operations	10	2	14

Income before cumulative effect of changes in accounting principles	2,736	1,592	965
Cumulative effect of changes in accounting principles	—	—	(42)

Net income	$2,736	$1,592	$923

Average common shares outstanding—basic	670	670	669
Assumed exercise of stock-based awards	6	6	7

Average common shares outstanding—diluted	676	676	676

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The number of stock-based awards not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 0, 3 million and 0 for 2007, 2006 and 2005 respectively.

19. Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

Nuclear Insurance

The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. As of December 31, 2007, the current limit was $10.76 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance (currently $300 million for each operating site) and the remaining $10.46 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for each nuclear operator per reactor per incident (including a 5% surcharge) is $100.6 million, payable at no more than $15 million per reactor per incident per year. This assessment is subject to inflation adjustment and state premium taxes. In August 2008, it is anticipated the $100.6 million and $15 million maximum assessments will be adjusted due to inflation. The Price-Anderson Amendments Act, as amended, requires an inflation adjustment be made at least once each 5 years. The last inflation adjustment occurred in August 2003. In addition, the United States Congress could impose revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act was extended to December 31, 2025 under the Energy Policy Act.

Generation is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Generation is required by the NRC to maintain, to provide for decommissioning the facility. Generation is unable to predict the timing of the availability of insurance proceeds to Generation and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Generation could be assessed up to $172 million for losses incurred at any plant insured by the insurance companies. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insured plants, the maximum recovery for all losses by all insureds will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses. The $3.2 billion maximum recovery limit is not applicable, however, in the event of a “certified act of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007. The Terrorism Risk Insurance Act expires on December 31, 2014.

Additionally, NEIL provides replacement power cost insurance in the event of a major accidental outage at an insured nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. Generation’s maximum share of any assessment is $46 million per year. Recovery under this insurance for terrorist acts is subject to the $3.2 billion aggregate limit and

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

secondary to the property insurance described above. This limit would also not apply in cases of certified acts of terrorism under the Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, as described above.

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

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

At December 31, 2007, Generation had long-term commitments, relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as indicated in the following tables:

	Net Capacity Purchases (a)	Power Only Purchases	Power Only Sales	Transmission Rights Purchases (b)
2008	$335	$473	$3,371	$2
2009	291	38	1,486	—
2010	316	18	277	—
2011	324	48	27	—
2012	321	18	28	—
Thereafter	1,848	207	29	—

Total	$3,435	$802	$5,218	$2

(a)	Net capacity purchases include tolling agreements that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2007. Expected payments include certain capacity charges which are contingent on plant availability.
(b)	Transmission rights purchases include estimated commitments in 2008 for additional transmission rights that will be required to fulfill firm sales contracts.

On April 4, 2007, Generation agreed to sell its rights to 942 MWs of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a tolling agreement with Georgia Power, a subsidiary of Southern Company, commencing June 1, 2010 and lasting for 20 years. The transaction was approved by the Georgia Public Service Commission (GPSC) in October of 2007. Exelon and Generation recognized a non-cash after-tax loss of approximately $72 million during the fourth quarter of 2007, which is included in purchased power on Exelon’s and Generation’s Consolidated Statements of Operations. The transaction provides Generation with approximately $43 million in annual revenue in the form of capacity payments over the term of the tolling agreement.

On October 15, 2007, Generation entered into an agreement (Termination Agreement) with State Line Energy, L.L.C. (State Line), an indirect wholly owned subsidiary of Dominion Resources Inc., to terminate the Power Purchase Agreement dated as of April 17, 1996 (as amended, the State Line PPA) between State Line and Generation relating to the State Line generating facility in Hammond, Indiana. Under the State Line PPA, Generation controlled 515 MW of electric energy and capacity from the State Line facility. FERC approved the Termination Agreement on October 18, 2007. Further, the conditions to the effectiveness of the Termination Agreement were subsequently satisfied and Generation recorded income of approximately $223 million in the fourth quarter of 2007, which is included in operating revenues on Exelon’s and Generation’s Consolidated Statements of Operations.

Beginning in January 2007, ComEd began procuring all of its energy requirements for retail customers from market sources pursuant to the ICC-approved procurement auction in 2006 or from the PJM spot market. Approximately one-third of ComEd’s contracts that resulted from the 2006 auction will expire in May 2008, another one-third will expire in May 2009, and the remaining contracts will expire in May 2010. Approximately 35% of the contracted supply from the 2006 auction is from Generation. Suppliers, including Generation, were limited to winning no more than 35% in either the

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

fixed price section or the hourly price section of the auction. The Settlement Legislation enacted in Illinois in 2007 established a new competitive process for Illinois utilities to procure electricity but did not affect the contracts resulting from the 2006 auction. The new competitive process for procurement will be managed by the Illinois Power Agency (IPA) and overseen by the ICC in accordance with electricity supply procurement plans approved by the IPA. The new procurement process involving the IPA will not be fully established until later in 2008 and, in the interim, ComEd submitted to the ICC, and the ICC approved, a procurement plan for ComEd. The procurement plan and the spot market purchases discussed below will be used to secure its remaining requirements for power and other ancillary services for the period from June 2008 to May 2009. In addition to the procurement plan, ComEd will purchase energy on the spot market to meet the needs of its customers. To fulfill a requirement of the Settlement Legislation, ComEd and Generation entered into a five-year financial swap contract. This contract effectively hedges a significant portion of ComEd’s spot market purchases. Beginning in 2008, ComEd will submit an annual procurement plan for approval by the IPA and will procure its remaining requirements for energy for periods subsequent to May 2009 in accordance with the approved plan. See Note 4—Regulatory Issues for further information.

PECO has a long-term PPA with Generation under which PECO obtains substantially all of its electric supply from Generation through 2010. The price for this electricity is essentially equal to the energy revenues earned from customers as specified by PECO’s 1998 restructuring settlement mandated by the Competition Act. Subsequent to 2010, PECO expects to procure all of its supply from market sources, which could include Generation.

ComEd and PECO are also subject to requirements established by the Settlement Legislation and the AEPS Act, respectively, related to alternative energy resources. See Note 4—Regulatory Issues for further information.

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation and PECO has commitments to purchase natural gas and related transportation and storage capacity and services. As of December 31, 2007, these commitments were as follows:

		Expiration within
	Total	2008	2009-2010	2011-2012	2013 and beyond
Generation	$4,818	$916	$1,667	$1,241	$994
PECO	515	174	184	99	58

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Commercial Commitments

Exelon’s commercial commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	Total	2008	2009-2010	2011-2012	2013 and beyond
Letters of credit (non-debt) (a)	$225	$225	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (b)	15	—	15	—	—
Surety bonds (c)	109	31	—	—	78
Performance guarantees (d)	303	1	3	3	296
Energy marketing contract guarantees (e)	272	242	—	25	5
Nuclear insurance premiums (f)	1,710	—	—	—	1,710
Lease guarantees (g)	141	—	4	—	137
Chicago agreement—2007 (h)	32	18	11	3	—
Midwest Generation Capacity Reservation Agreement guarantee (i)	18	4	8	6	—
Exelon New England guarantees (j)	63	1	2	2	58

Total commercial commitments	$2,888	$522	$43	$39	$2,284

(a)	Letters of credit (non-debt)—Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2007, Exelon had $143 million of outstanding letters of credit (non-debt) issued under its $6.6 billion credit agreements. Guarantees of $15 million have been issued to provide support for certain letters of credit as required by third parties.
(b)	Letters of credit (long-term debt) interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $520 million is reflected in long-term debt in Exelon’s Consolidated Balance Sheet.
(c)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(d)	Performance guarantees—Guarantees issued to ensure performance under specific contracts.
(e)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts.
(f)	Nuclear insurance premiums—Represent the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act.
(g)	Lease guarantees—Guarantees issued to ensure payments on building leases.
(h)	Chicago agreement—2007—In December 2007, ComEd entered into an agreement with the City of Chicago. Under the terms of the agreement, ComEd will pay $55 million over six years, of which $23 million was paid in December 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further details on the City of Chicago Settlement.
(i)	Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with the City of Chicago entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. Under FIN 45, $2 million is included as a liability on Exelon’s Consolidated Balance Sheets at December 31, 2007.
(j)	Exelon New England guarantees—Mystic Development LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $12 million and $1 million are included as a noncurrent liability and current liability, respectively, within the Consolidated Balance Sheets of Generation as of December 31, 2007 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee. Other guarantees associated with Exelon New England included in current liabilities total less than $1 million.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation’s commercial commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2008	2009-2010	2011-2012	2013 and beyond
Letters of credit (non-debt) (a) (b)	$142	$142	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (c)	15	—	15	—	—
Surety bonds (d)	3	3	—	—	—
Performance guarantees (e)	303	1	3	3	296
Energy marketing contract guarantees (f)	272	242	—	25	5
Nuclear insurance premiums (g)	1,710	—	—	—	1,710
Exelon New England guarantees (h)	63	1	2	2	58
Other	6	6	—	—	—

Total commercial commitments	$2,514	$395	$20	$30	$2,069

(a)	Letters of credit (non-debt)—Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties. Guarantees of $11 million have been issued to provide support for certain letters of credit as required by third parties.
(b)	The amount includes letters of credit that are posted to ComEd related to the Illinois procurement auction.
(c)	Letters of credit (long-term debt)—interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $520 million is reflected in long-term debt in Generation’s Consolidated Balance Sheet.
(d)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(e)	Performance guarantees—Guarantees issued to ensure performance under specific contracts.
(f)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts.
(g)	Nuclear insurance premiums—Represent the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act.
(h)	Exelon New England guarantees—Mystic Development LLC (Mystic), a former affiliate of Exelon New England, has a long-term agreement through January 2020 with Distrigas of Massachusetts Corporation (Distrigas) for gas supply, primarily for the Boston Generating units. Under the agreement, gas purchase prices from Distrigas are indexed to the New England gas markets. Exelon New England has guaranteed Mystic’s financial obligations to Distrigas under the long-term supply agreement. Exelon New England’s guarantee to Distrigas remained in effect following the transfer of ownership interest in Boston Generating in May 2004. Under FIN 45, approximately $12 million and $1 million are included as a noncurrent liability and current liability, respectively, within the Consolidated Balance Sheets of Generation as of December 31, 2007 related to this guarantee. The terms of the guarantee do not limit the potential future payments that Exelon New England could be required to make under the guarantee. Other guarantees associated with Exelon New England included in current liabilities total less than $1 million.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd’s commercial commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2008	2009-2010	2011-2012	2013 and beyond
Letters of credit (non-debt) (a)	$44	$44	$—	$—	$—
Chicago agreement—2007 (b)	32	18	11	3	—
Midwest Generation Capacity Reservation Agreement guarantee (c)	18	4	8	6	—
Surety bonds (d)	2	2	—	—	—
Other	5	5	—	—	—

Total commercial commitments	$101	$73	$19	$9	$—

(a)	Letters of credit (non-debt)—ComEd maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Chicago agreement—2007—In December 2007, ComEd entered into an agreement with the City of Chicago. Under the terms of the agreement, ComEd will pay $55 million over six years, of which $23 million was paid in December 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further details on the City of Chicago Settlement.
(c)	Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with Chicago entered into on February 20, 2003, Midwest Generation assumed from Chicago a Capacity Reservation Agreement that Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement. Under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), $2 million is included as a liability on ComEd’s Consolidated Balance Sheets at December 31, 2007.
(d)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

PECO’s commercial commitments as of December 31, 2007, representing commitments potentially triggered by future events, were as follows:

	Total	Expiration within
		2008	2009-2010	2011-2012	2013 and beyond
Letters of credit (non-debt) (a)	$31	$31	$—	$—	$—
Surety bonds (b)	25	25	—	—	—
Other	2	2	—	—	—

Total commercial commitments	$58	$58	$—	$—	$—

(a)	Letters of credit (non-debt)—PECO maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Construction Commitments

Under their operating agreements with PJM, ComEd and PECO are committed to construct transmission facilities. ComEd and PECO will work with PJM to continue to evaluate the scope and timing of any required construction projects. ComEd’s and PECO’s estimated commitments are as follows:

	Total	2008	2009	2010	2011	2012
ComEd	$82	$31	$11	$9	$15	$16
PECO	137	20	56	28	26	7

Leases

Minimum future operating lease payments, including lease payments for vehicles, real estate, computers, rail cars, operating equipment and office equipment, as of December 31, 2007 were:

	Exelon		Generation		ComEd	PECO
2008	$69		$29		$21	$13
2009	62		26		18	13
2010	59		25		16	13
2011	57		24		16	13
2012	55		24		14	13
Remaining years	453		346		43	23

Total minimum future lease payments	$755	(a)	$474	(a)	$128	$88

(a)	Excludes Generation’s tolling agreements that are accounted for as contingent operating lease payments.

The Registrants’ rental expense under operating leases was as follows:

	Exelon	Generation(a)	ComEd	PECO
2007	$869	$819	$25	$19
2006	776	727	24	21
2005	857	798	19	22

(a)	Includes Generation’s tolling agreements that are accounted for as operating leases and are reflected as net capacity purchases in the energy commitments table above. These agreements are considered contingent operating lease payments and are not included in the minimum future operating lease payments table above. Payments made under Generation’s tolling agreements totaled $785 million, $698 million and $768 million during 2007, 2006 and 2005, respectively.

For information regarding capital lease obligations, see Note 11–Debt and Credit Agreements.

Rate Relief Commitments

In connection with the Settlement Legislation, Exelon committed to contribute approximately $800 million to rate relief programs over four years and partial funding for the IPA. ComEd committed to continue its $64 million rate relief package previously announced, whereby $11 million of rate relief credits had been provided by ComEd to its customers prior to June 14, 2007. Generation committed an

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

aggregate of $747 million, with $435 million available to pay ComEd for rate relief programs for ComEd customers, $307.5 million available for rate relief programs for customers of other Illinois utilities, and $4.5 million available for partially funding operations of the IPA. The following table shows, by year, the estimated cash outlays to be contributed to rate relief by Generation, the estimated credits to customers funded by ComEd and the estimated cash outlays for funding of other rate relief programs by ComEd. Actual contributions may differ from anticipated amounts in each of the years based on customer participation in the programs. Any contributions not used by customers in 2007 will be available under the rate relief programs in 2008 and 2009. See Note 4—Regulatory Issues for more information.

Settlement Legislation	Total	Cash Paid or Customer Credits 2007	Outstanding Commitments
			2008	2009	2010
Generation	$747	$331	$277	$115	$24
ComEd	53	30	13	10	—

Total Settlement Legislation	$800	$361	$290	$125	$24

Other rate relief programs
ComEd	11	11	—	—	—

Total rate relief	$811	$372	$290	$125	$24

Environmental Issues

General. The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO have identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several Potentially Responsible Parties (PRPs) which may be responsible for ultimate remediation of each location. Of these 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of nine sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection has approved the cleanup of 14 sites. Of the remaining sites identified by ComEd and PECO, 21 and nine sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2013, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site, but either party may demand arbitration if the parties cannot agree on a final allocation of costs. For most of the sites, the interim agreement contemplates that neither party will pay less than 20%, nor more than 80% of the final costs for each site. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for 38 MGP sites. In July 2007, ComEd and Nicor reached an agreement on the allocation of costs for the MGP sites. On January 3, 2008, ComEd and Nicor executed the definitive written agreement. The agreement is contingent upon ICC approval. Through December 31, 2007, ComEd has incurred approximately $115 million associated with remediation of the sites in question. ComEd’s accrual as of December 31, 2007 for these environmental liabilities reflects the cost allocations contemplated in the agreement.

Based on the final order received in ComEd’s Rate Case, beginning in 2007, ComEd is recovering from customers a provision for environmental costs for the remediation of former MGP facility sites, for which ComEd has recorded a regulatory asset. See Note 20—Supplemental Financial Information for further information regarding regulatory assets and liabilities. Pursuant to a PAPUC order, PECO is currently recovering from customers a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset.

As of December 31, 2007 and 2006, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other Deferred Credits and Other Liabilities within their Consolidated Balance Sheets:

December 31, 2007	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$132	$110
Generation	14	—
ComEd	77	71
PECO	41	39

December 31, 2006	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$119	$88
Generation	20	—
ComEd	58	49
PECO	41	39

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

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Section 316(b) of the Clean Water Act. In July 2004, the United States Environmental Protection Agency (EPA) issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. The Clean Water Act requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule established national performance standards for reducing entrainment and impingement of aquatic organisms at existing power plants. The rule provided each facility with a number of compliance options and permits site-specific variances based on a cost-benefit analysis. The requirements were intended to be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, Oyster Creek, Peach Bottom, Quad Cities, Salem and Schuylkill. Since promulgation of the rule, Generation has been evaluating compliance options at its affected plants and meeting interim compliance deadlines.

On January 25, 2007, the U.S. Second Circuit Court of Appeals issued its opinion in a challenge to the final Phase II rule brought by environmental groups and several states. The court found that with respect to a number of significant provisions of the rule the EPA either exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. For example, the court found that environmental restoration does not qualify as a compliance option and site-specific compliance variances based on a cost-benefit analysis are impermissible.

The court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. On November 2, 2007, the industry parties filed petitions seeking review by the U.S. Supreme Court. The respondent environmental and state parties have until February 29, 2008 to respond to the petitions. On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, has performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

In a pre-draft permit dated May 13, 2005 and a draft permit issued on July 19, 2005, as part of the pending NPDES permit renewal process for Oyster Creek, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. In light of the suspension of the Phase II rule by the EPA, the NJDEP advised AmerGen that it will issue a new draft permit, and reiterated its preference for cooling towers as the best technology available in the exercise of its best professional judgment. Since the final permit has not been issued, Oyster Creek has continued to operate under the 1999 permit. Generation cannot predict with any certainty how the NJDEP will implement its best professional judgment. AmerGen has not made a determination regarding how it will comply with the Section 316(b) regulations and must first evaluate the final regulations issued by the EPA as a result of the decision of the U.S. Court of Appeals for the Second Circuit, discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling could be material and could therefore negatively impact Generation’s decision to operate the plant after the 316(b) matter is ultimately resolved.

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

Nuclear Generating Station Groundwater. On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of December 31, 2007, Generation had purchased four of the 14 adjacent properties.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

On October 11, 2006, a resident owning property near the plant filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Exelon, Generation and ComEd alleging property contamination and seeking damages for diminished property value. The allegations in the complaint are substantially similar to prior lawsuits filed by area residents that were voluntarily dismissed by the plaintiffs without prejudice. This is the only remaining lawsuit brought by local residents. Generation has tendered the defense of this lawsuit to its insurance carrier, ANI, and ANI has agreed to defend the suit subject to a reservation of rights. On December 27, 2007, the judge dismissed Exelon from this litigation, and on January 28, 2008, the judge granted Generation’s motion for summary judgment against the plaintiffs. The plaintiffs have 30 days from the order of summary judgment to appeal to the U.S. Circuit Court for the Seventh Circuit.

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

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation is actively discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA and the Attorneys General for Illinois and the Counties in which the plants are located. The amount of the civil penalties that will be included in a final consent decree is not expected to be material to Exelon’s and Generation’s competitive positions, financial positions, results of operations, earnings or cash flows. Generation believes that appropriate reserves have been recorded for State of Illinois fines and remediation costs in accordance with SFAS No. 5 as of December 31, 2007 and 2006.

In response to the detection of tritium in water samples taken at the aforementioned nuclear generating stations, in the first quarter of 2006, Generation launched an initiative across its nuclear fleet to systematically assess systems that handle tritium and take the necessary actions to minimize the risk of inadvertent discharge of tritium to the environment. On September 28, 2006, Generation announced the final results of the assessment, concluding that no active leaks had been identified at any of Generation’s 11 nuclear plants and no detectable tritium had been identified beyond any of the plants’ boundaries other than from permitted discharges, with the exception of Braidwood, as discussed above. The assessment further concluded that none of the tritium concentrations identified in the assessment pose a health or safety threat to the public or to Generation’s employees or contractors. Generation management does not believe the costs of any additional work arising from the assessment would be material to Exelon’s or Generation’s competitive position, financial position, results of operations, earnings or cash flows.

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

Cotter Corporation. The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as PRPs, has submitted a draft feasibility study addressing options for remediation of the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The current estimated cost of the anticipated remediation for the site is $24 million, which will be allocated among all PRPs. It is expected that the PRPs will agree on an allocation of responsibility for the costs once a remedy is selected. Generation has accrued what it believes to be an adequate amount within this estimated cost range to cover its anticipated share of the liability.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Notice and Finding of Violation Related to Electric Generation Stations. On August 6, 2007, ComEd received a Notice and Finding of Violation (NOV), addressed to it and Midwest Generation, LLC (Midwest Generation) from the EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since then. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

The generating stations that are the subject of the NOV are currently owned and operated by Midwest Generation, which purchased the stations in December 1999 from ComEd. Under the terms of the sale agreement, Midwest Generation and its affiliate, Edison Mission Energy (EME), assumed responsibility for environmental liabilities associated with the ownership, occupancy, use and operation of the stations, including responsibility for compliance of the stations with environmental laws before the purchase of the stations by Midwest Generation. Midwest Generation and EME further agreed to indemnify and hold ComEd and its affiliates harmless from claims, fines, penalties, liabilities and expenses arising from third party claims against ComEd resulting from or arising out of the environmental liabilities assumed by Midwest Generation and EME under the terms of the agreement governing the sale.

In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations with respect to its former generation business. Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the NOV, the costs that might be incurred or the amount of indemnity that may be available from Midwest Generation and EME; however, Exelon, Generation and ComEd have concluded that a loss is not probable, and accordingly, have not recorded a reserve for the NOV.

Voluntary Greenhouse Gas Emissions Reductions. Exelon announced on May 6, 2005 that it has established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon will incorporate recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in climate-reducing activities. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of December 31, 2007, Exelon expects to achieve its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of SF6, increased use of renewable energy and its current energy efficiency initiatives. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material effect on Exelon’s future competitive position, results of operations, earnings, financial position or cash flows.

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that carbon dioxide and other GHG emissions are pollutants

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. Exelon continues to support the enactment, through federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future results of operations, financial condition and cash flows.

Air Quality Regulation. Pursuant to EPA regulations that will impose limits on certain future emissions by generation stations, the co-owners of the Keystone generating station formally approved on June 30, 2006 a capital plan to install SO2 scrubbers at the station for which Exelon’s share of the estimated project costs, based on its 20.99% ownership interest, would be approximately $150 million over the life of the project. As of December 31, 2007 and December 31, 2006, total costs incurred, including capitalized interest, were $27 million and $4 million, respectively. Exelon anticipates spending approximately $93 million and $26 million in 2008 and 2009, respectively, related to this project.

Litigation and Regulatory Matters

Exelon, Generation and PECO

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

On March 20, 2007, FERC issued an order accepting the settlement in which PPL agreed to directly pay Exelon approximately $43 million in a lump-sum payment (comprised of $38 million of erroneous charges, plus interest of $5 million). At that time, Exelon established a receivable due from PPL and recognized the corresponding gain in earnings during the first quarter of 2007. In April 2007, the receivable amount was paid in full, including interest, and $28 million and $10 million were recorded as a reduction to purchased power expense by Generation and PECO, respectively, and $4 million and $1 million were recorded as interest income by Generation and PECO, respectively.

Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on certain nuclear plants. PECO has appealed local real estate assessments for 1998 and 1999 on the Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). Generation is involved in real estate tax appeals for 2000 through 2004 regarding the valuation of its Peach Bottom plant and is in the process of evaluating appraisals and preparing for negotiations.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO was involved in litigation in which it contested taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA). On March 27, 2007, PECO prevailed in a unanimous decision by the Pennsylvania Supreme Court in a case in which PECO had contested the assessment of PURTA taxes applicable to 1997. This favorable ruling resulted in a credit to PECO in 2007 of approximately $38 million of real estate taxes previously remitted. PECO also received a credit for approximately $17 million in interest on the previously remitted amount. Also, PECO had previously reserved approximately $17 million for the difference between Pennsylvania’s original assessment and the amount previously remitted by PECO. Based on its understanding of the amount associated with the outcome of this appeal that is included in a gross receipts tax surcharge applicable for 2008 under the Pennsylvania Tax Reform Act, PECO has determined that its regulatory liability associated with the related statutory ratemaking mechanism administered by the PAPUC is limited to the amount included in the gross receipts tax surcharge for the successful PECO appeal, or $38 million. Related to this determination, PECO has concluded that it no longer expects to refund the interest and the tax liability reserve described above to its customers, and, as such, has recognized $34 million of pre-tax income associated with this matter in 2007. See Note 20—Supplemental Financial Information for a listing of PECO’s regulatory assets and liabilities.

As of December 31, 2007, Generation was involved in real estate tax appeals for the 2005, 2006 and 2007 tax years concerning the value of its Byron plant for real estate tax purposes. Also, Generation was involved in real estate tax appeals and related litigation for the 2006 tax year concerning the value of its Braidwood plant for real estate tax purposes.

The ultimate outcome of such matters remain uncertain and could result in unfavorable or favorable impacts to the consolidated financial statements of Exelon, PECO and Generation. PECO and Generation believe that the payments that have been made for the 2005 and 2006 tax years and their reserve balances for exposures associated with real estate taxes as of December 31, 2007 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5.

Exelon and Generation

Asbestos Personal Injury Claims. In the second quarter of 2005, Generation performed analyses to determine if, based on historical claims data and other available information, a reasonable estimate of future losses could be calculated associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. Based on the analyses, management’s review of current and expected losses, and the view of counsel regarding the assumptions used in estimating the future losses, Generation recorded an undiscounted $43 million pre-tax charge for its estimated portion of all estimated future asbestos-related personal injury claims estimated to be presented through 2030. This amount did not include estimated legal costs associated with handling these matters, which could be material. Generation’s management determined that it was not reasonable to estimate future asbestos-related personal injury claims past 2030 based on only three years of historical claims data and the significant amount of judgment required to estimate this liability. The $43 million pre-tax charge was recorded as part of operating and maintenance expense in Generation’s Consolidated Statements of Operations in 2005 and reduced net income by $27 million after tax.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

At December 31, 2007 and 2006, Generation had reserved approximately $50 million and $48 million, respectively, in total for asbestos-related bodily injury claims. As of December 31, 2007, approximately $13 million of this amount relates to 158 open claims presented to Generation, while the remaining $37 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Generation plans to obtain annual updates of the estimate of future losses. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments. During 2007 and 2006, Generation performed periodic updates to this reserve, which did not result in a material adjustment.

Flood Damage Claim. On September 12, 2006, a provider of specialty salvage services filed a lawsuit against Generation and one of its subsidiaries in the district court of Dallas County, Texas. The plaintiff alleges that operations at the Mountain Creek Reservoir and Dam on March 19, 2006 caused severe flooding and damage to the plaintiff’s facilities and vehicle inventory located downstream of the reservoir and dam. The plaintiff also alleges supplemental damages for the future costs of relocating its facility. Generation denies liability and is vigorously defending the lawsuit.

Oil Spill Liability Trust Fund Claim. In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shutdown. The total shutdown period resulted in lost sales from the plant. Generation and PSEG subsequently filed a joint claim for losses and damages with the Oil Spill Liability Trust Fund. In January 2007, Generation and PSEG submitted a revised damages calculation to the Oil Spill Liability Trust Fund identifying approximately $46 million in total damages and losses, of which approximately $20 million would be paid to Exelon. This matter represents a contingent gain and Generation has not recorded any income pursuant to SFAS No. 5. Generation expects this matter to be resolved in 2008.

Uranium Supply Agreement Non-performance Claims. Generation enters into long-term supply agreements to procure uranium concentrates. In 2007, Generation initiated claims asserting non-performance by certain counterparties. As a result of this non-performance, Generation will be required to procure uranium concentrates at higher prices than originally anticipated. Generation has filed suit against two counterparties asserting breach of uranium supply agreement against one counterparty and breach of performance guarantee and fraudulent inducement against the other counterparty. These matters represent contingent gains and Generation has not recorded any income pursuant to SFAS No. 5. The cases are scheduled for trial in 2008.

Coal Supply Agreement Matter. In September 2005, Generation entered into a Coal Supply Agreement (Agreement) with Guasare Coal International, N.V. (Guasare). The Agreement, as amended, provides for Guasare to supply approximately 390,000 metric tons of coal per year to Generation at prices fixed through December 31, 2009. By letter dated December 27, 2007, Guasare advised Generation that it was suspending shipments under the Agreement. On January 5, 2008, representatives of Guasare and Generation met to discuss the Agreement. No understanding regarding the recommencement of shipments has been reached. Neither party has declared an Event

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

of Default under the Agreement. The impact of a contract default by Guasare is not expected to be material to Exelon’s and Generation’s competitive positions, financial positions, results of operations, earnings or cash flows.

Exelon

Pension Claim. On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the Federal District Court for the Northern District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculated lump sum distributions in a manner that does not comply with the Employee Retirement Income Security Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum distributions. On August 31, 2007, the District Court dismissed the lawsuit in its entirety. On December 21, 2007, the District Court amended its order, in part, to allow the plaintiff to file an administrative claim with the Plan with respect to the calculation of the portion of his lump sum benefit accrued under the Plan’s prior traditional formula.

Savings Plan Claim. On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Savings Plan and participants, including alleged investment losses. On February 21, 2007, the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007, the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the forthcoming appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, an appeal is expected to be taken from the June 20, 2007 decision of the U.S. District Court for the Western District of Wisconsin, which dismissed with prejudice substantially similar claims. Exelon is assessing the potential impact of the savings plan claim on its operations and financial results and condition.

Retiree Healthcare Benefits Grievance. In 2006, Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15) filed a demand for arbitration of a grievance challenging certain changes implemented in 2004 to the health care coverage provided to retirees who were members of IBEW Local 15 during their employment with Exelon, Generation and ComEd. Exelon then filed a lawsuit in the U.S. District Court for the Northern District of Illinois seeking a judicial determination that this grievance is not arbitrable as disputes regarding benefits provided to current retirees are not within the scope of the collective bargaining agreement. On December 3, 2007, the U.S. District Court ruled that under the terms of the parties’ collective bargaining agreement, IBEW Local 15 could use the

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

collective bargaining agreement’s grievance and arbitration procedure to challenge these changes with respect to retirees named in the grievance. Exelon is assessing the potential impact of the retiree healthcare benefits grievance on its operations and financial results and condition.

Exelon, Generation, ComEd and PECO

General. The Registrants are involved in various other litigation matters that are being defended and handled in the ordinary course of business. The Registrants maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The Registrants will record a receivable if they expect to recover costs for these contingencies. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on the Registrants’ financial condition, results of operations or cash flows.

Fund Transfer Restrictions

Under applicable law, Exelon may borrow or receive any extension of credit or indemnity from its subsidiaries. Under the terms of Exelon’s intercompany money pool agreement, Exelon can lend to, but not borrow from the money pool.

The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” What constitutes “funds properly included in capital account” is undefined in the Federal Power Act or the related regulations; however, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. While these restrictions may limit the absolute amount of dividends that a particular subsidiary may pay, Exelon does not believe these limitations are materially limiting because, under these limitations, the subsidiaries are allowed to pay dividends sufficient to meet Exelon’s actual cash needs.

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

PECO’s Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its retained earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 2007, such capital was $2.8 billion and amounted to about 32 times the liquidating value of the outstanding preferred stock of $87 million.

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

AmerGen Contingency Payment

In connection with the purchase of Unit No. 1 of the TMI facility by AmerGen in 2000, AmerGen entered into an agreement with the seller whereby the seller would receive additional consideration based upon future purchase power prices through 2009. Under the terms of the agreement, approximately $11 million and $11 million had been accrued at December 31, 2007 and 2006, respectively. The amount accrued as of December 31, 2007 will be paid in the first quarter of 2008. The amount accrued as of December 31, 2006 was paid to the former owners of the TMI facility in the first quarter of 2007. These payments represented contingent consideration for the original acquisition and have accordingly been reflected as an increase to the long-lived assets associated with the TMI facility, and are being depreciated over the remaining useful life of the facility.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

20. Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Income Statement Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

For the Year Ended December 31, 2007	Exelon	Generation		ComEd	PECO
Operating revenues (a)
Wholesale	$6,550	$9,970		$58	$61
Retail electric and gas	11,750	909	(b)	5,543	5,300
Other	616	(130	)(c)	503	252

Total operating revenues	$18,916	$10,749		$6,104	$5,613

(a)	Includes operating revenues from affiliates.
(b)	Generation’s retail electric and gas operating revenues consist solely of Exelon Energy Company, LLC.
(c)	Includes amounts recorded related to the Settlement as well as income associated with the termination of Generation’s PPA with State Line.

For the Year Ended December 31, 2006	Exelon	Generation		ComEd	PECO
Operating revenues (a)
Wholesale	$3,627	$8,224		$112	$32
Retail electric and gas	11,318	813	(b)	5,590	4,920
Other	710	106		399	216

Total operating revenues	$15,655	$9,143		$6,101	$5,168

(a)	Includes operating revenues from affiliates.
(b)	Generation’s retail electric and gas operating revenues consist solely of Exelon Energy Company, LLC.

For the Year Ended December 31, 2005	Exelon	Generation		ComEd	PECO
Operating revenues (a)
Wholesale	$3,381	$8,087		$112	$29
Retail electric and gas	11,305	857	(b)	5,776	4,680
Other	671	102		376	201

Total operating revenues	$15,357	$9,046		$6,264	$4,910

(a)	Includes operating revenues from affiliates.
(b)	Generation’s retail electric and gas operating revenues consist solely of Exelon Energy Company, LLC.

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$856	$266	$400	$149
Regulatory assets (a)	664	—	40	624
Nuclear fuel (b)	431	431	—	—
Asset retirement obligation accretion (c)	232	231	1	—

Total depreciation, amortization and accretion	$2,183	$928	$441	$773

(a)	For PECO, reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$854	$279	$380	$155
Regulatory assets (a)	605	—	50	555
Nuclear fuel (b)	411	411	—	—
Asset retirement obligation accretion (c)	235	234	1	—
Amortization of intangible assets	27	—	—	—

Total depreciation, amortization and accretion	$2,132	$924	$431	$710

(a)	For PECO, reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

For the Year Ended December 31, 2005	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$816	$254	$368	$157
Regulatory assets (a)	454	—	45	409
Nuclear fuel (b)	385	385	—	—
Asset retirement obligation accretion (c)	243	243	—	—
Amortization of intangible assets	69	4	—	—

Total depreciation, amortization and accretion	$1,967	$886	$413	$566

(a)	For PECO, reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
Taxes other than income
Utility (a)	$527	$—	$258	$269
Real estate (b)	139	117	26	(4)
Payroll	108	57	23	11
Other	23	11	7	4

Total taxes other than income	$797	$185	$314	$280

(a)	Municipal and state utility taxes are also recorded in revenues on the Registrants’ Consolidated Statements of Operations.
(b)	PECO reflects a $17 million reduction of reserve related to PURTA tax appeal.

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Taxes other than income
Utility (a)	$484	$—	$241	$244
Real estate	154	112	30	12
Payroll	106	57	21	9
Other (b)	27	16	11	(3)

Total taxes other than income	$771	$185	$303	$262

(a)	Municipal and state utility taxes are also recorded in revenues on the Registrants’ Consolidated Statements of Operations.
(b)	PECO reflects a reduction in tax accruals of $12 million following settlements related to prior year tax assessments.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2005	Exelon	Generation	ComEd	PECO
Taxes other than income
Utility (a)	$477	$—	$247	$230
Real estate	121	88	29	4
Payroll	103	54	21	9
Other (b)	27	28	6	(12)

Total taxes other than income	$728	$170	$303	$231

(a)	Municipal and state utility taxes are also recorded in revenues on the Registrants’ Consolidated Statements of Operations.
(b)	PECO reflects a $17 million reduction in 2005 of prior year capital stock tax accruals as a result of a favorable decision from the Pennsylvania Board of Finance and Revenue.

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
Income (loss) in equity method investments
Financing trusts of ComEd and PECO	$(14)	$—	$(7)	$(7)
TEG and TEP (a)	3	3	—	—
Synthetic fuel-producing facilities	(93)	—	—	—
NuStart Energy Development, LLC	(2)	(2)	—	—

Total income (loss) in equity method investments	$(106)	$1	$(7)	$(7)

(a)	On February 9, 2007, Generation sold its ownership interests in TEG and TEP. See Note 2 – Acquisitions and Dispositions for additional information.

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Income (loss) in equity method investments
Financing trusts of ComEd and PECO	$(19)	$—	$(10)	$(9)
TEG and TEP	(7)	(7)	—	—
Synthetic fuel-producing facilities	(83)	—	—	—
NuStart Energy Development, LLC	(2)	(2)	—	—

Total income (loss) in equity method investments	$(111)	$(9)	$(10)	$(9)

For the Year Ended December 31, 2005	Exelon	Generation	ComEd	PECO
Income (loss) in equity method investments
Financing trusts of ComEd and PECO	$(30)	$—	$(14)	$(16)
TEG and TEP	(1)	(1)	—	—
Synthetic fuel-producing facilities	(104)	—	—	—
Communications joint ventures and other investments	1	—	—	—

Total income (loss) in equity method investments	$(134)	$(1)	$(14)	$(16)

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2007	Exelon	Generation	ComEd	PECO
Other, net
Investment income	$10	$—	$6	$4
Gain on disposition of assets and investments, net	23	18	3	2
Decommissioning-related activities
Decommissioning trust fund income (a)	387	387	—	—
Decommissioning trust fund income—AmerGen (a)	120	120	—	—
Other-than-temporary impairment of decommissioning trust funds (b)	(92)	(92)	—	—
Contractual offset to non-operating decommissioning-related activities (c)	(300)	(300)	—	—
Net direct financing lease income	24	—	—	—
AFUDC, equity	3	—	3	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities	178	—	—	—
Interest income related to settlement of PJM billing dispute (d)	5	4	—	1
Interest income related to uncertain tax positions (e)	61	—	41	20
Interest income related to PURTA tax appeal (d)	17	—	—	17
Other	24	18	5	1

Total other, net	$460	$155	$58	$45

(a)	Includes investment income and net realized gains.
(b)	Includes other-than-temporary impairments for 2007 totaling $81 million, $2 million and $9 million on nuclear decommissioning trust funds for the former ComEd units, the former PECO units and AmerGen units, respectively.
(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Note 13—Asset Retirement Obligations for more information regarding the regulatory accounting applied for certain nuclear units.
(d)	See Note 19—Commitments and Contingencies for additional information.
(e)	See Note 1—Significant Policies and Note 12—Income Taxes for additional information.

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Other, net
Investment income	$8	$—	$2	$6
Regulatory recovery of prior loss on extinguishment of long-term debt (a)	87	—	87	—
Gain on disposition of assets, net	3	—	1	1
Decommissioning-related activities
Decommissioning trust fund income (b)	150	150	—	—
Decommissioning trust fund income—AmerGen (b)	39	39	—	—
Other-than-temporary impairment of decommissioning trust funds (c)	(32)	(32)	—	—
Contractual offset to non-operating decommissioning-related activities (d)	(122)	(122)	—	—
Impairment of investments and other assets	(2)	—	(2)	—
Net direct financing lease income	23	—	—	—
AFUDC, equity	3	—	3	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities	73	—	—	—
Interest income associated with investment tax credit and research and development credit refunds	21	—	—	21
Other	15	6	5	2

Total other, net	$266	$41	$96	$30

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Recovery of these costs was granted in the July 26, 2006 ICC rate order.
(b)	Includes investment income and net realized gains.
(c)	Includes other-than-temporary impairments for 2006 totaling $29 million, $1 million and $2 million on nuclear decommissioning trust funds for the former ComEd units, the former PECO units and AmerGen units, respectively.
(d)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Note 13—Asset Retirement Obligations for more information regarding the regulatory accounting applied for certain nuclear units.

For the Year Ended December 31, 2005	Exelon	Generation	ComEd	PECO
Other, net
Investment income	$9	$—	$3	$6
Gain on disposition of assets, net	12	—	6	6
Loss on settlement of cash-flow interest-rate swaps	(15)	—	(15)	—
Decommissioning-related activities
Decommissioning trust fund income (a)	135	135	—	—
Decommissioning trust fund income—AmerGen (a)	77	77	—	—
Other-than-temporary impairment of decommissioning trust funds (c)	(22)	(22)	—	—
Contractual offset to non-operating decommissioning-related activities (b)	(115)	(115)	—	—
Net direct financing lease income	22	—	—	—
AFUDC, equity	7	—	5	2
Other	24	20	5	(1)

Total other, net	$134	$95	$4	$13

(a)	Includes investment income and net realized gains.
(b)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Note 13—Asset Retirement Obligations and for more information regarding the regulatory accounting applied for certain nuclear units.
(c)	Includes other-than-temporary impairments for 2005 totaling $20 million and $2 million on nuclear decommissioning trust funds for the former ComEd units and AmerGen units, respectively.

Supplemental Cash Flow Information

As a result of adopting FIN 47 as of December 31, 2005, Exelon, Generation, ComEd and PECO recorded an asset retirement cost (ARC), which was capitalized as an increase to the carrying amount of long-lived assets associated with liabilities recorded for conditional AROs. Of the total ARC, $29 million, $22 million, $5 million and $2 million resulted in a non-cash investing activity for Exelon, Generation, ComEd and PECO, respectively, as of December 31, 2005. See Note 13—Asset Retirement Obligations for additional information on the adoption of FIN 47. In addition to this non-cash activity, the following table provides additional information about the Registrants’ Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2007	Exelon	Generation		ComEd	PECO
Cash paid during the year
Interest (net of amount capitalized)	$879	$96		$267	$194
Income taxes (net of refunds)	1,298	1,174		93	456
Other non-cash operating activities
Pension and non-pension postretirement benefits costs	$320	$142		$101	$32
Provision for uncollectible accounts	132	4		58	71
Equity in losses of unconsolidated affiliates	106	(1)		7	7
Other decommissioning-related activities	146	146		—	—
Amortization of energy related options	133	133		—	—
Net realized gains on nuclear decommissioning trust funds	(291)	(291)		—	—
Gain on sale of investments, net	(18)	(18)		—	—
Loss on execution of sub-lease	72	72		—	—
Other	64	(1)		45	(24)

Total other non-cash operating activities	$664	$186		$211	$86

Changes in other assets and liabilities
Deferred/over-recovered energy costs	$(91)	$—		$(97)	$6
Other current assets	(131)	(126	)(a)	10	—
Other noncurrent assets and liabilities	(42)	9	(b)	(17)	(26)

Total change in other assets and liabilities	$(264)	$(117)		$(104)	$(20)

(a)	Relates primarily to the purchase of energy-related options.
(b)	Relates primarily to the purchase of long-term fuel options and interest accrued on spent nuclear fuel obligations.

Non-cash investing and financing activities
Change in asset retirement cost	$60	$60	$—	$—
Declaration of dividend not paid as of December 31, 2007	331	—	—	—
Purchase accounting adjustments	11	11	—	—
Resolution of certain tax matters (a)	69	—	69	—
Non-cash contribution from member	—	54	—	—
ComEd Transitional Funding Trust (b)(c)	25	—	25	—
Capital expenditures not paid	29	7	13	9

(a)	Includes amounts recorded to goodwill resulting from the resolution of certain tax matters and the impact of adopting FIN 48 for uncertain tax positions of ComEd that existed at the PECO / Unicom merger, in accordance with EITF 93-7.
(b)	Amount includes $17 million previously reflected in prepaid interest. This amount did not impact ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.
(c)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2006	Exelon	Generation	ComEd	PECO
Cash paid during the year
Interest (net of amount capitalized)	$664	$93	$249	$261
Income taxes (net of refunds)	1,044	633	344	383

Impairment charges
Impairment of goodwill	$776	$—	$776	$—
Impairment of intangible assets (a)	115	—	—	—
Other	3	—	—	—

Total impairment charges	$894	$—	$776	$—

Other non-cash operating activities
Pension and non-pension postretirement benefits costs	$258	$114	$72	$30
Provision for uncollectible accounts	94	2	33	58
Equity in losses of unconsolidated affiliates	111	9	10	9
Other decommissioning-related activities	(131)	(131)	—	—
Amortization of energy related options	107	107	—	—
Amortization of deferred revenue	(86)	(86)	—	—
Spent nuclear fuel interest expense	44	44	—	—
Non-cash accounts receivable activity	(63)	—	—	—
Write-off Merger-related capitalized costs (b)	46	—	—	—
2006 ICC rate orders (c)	(288)	—	(288)	—
Other	105	(6)	39	12

Total other non-cash operating activities	$197	$53	$(134)	$109

(a)	Exelon recorded an impairment charge associated with the full write-off of an intangible asset related to its investment in synthetic fuel-producing facilities. See Note 12—Income Taxes.
(b)	Represents the Merger-related capitalized costs paid prior to 2006.
(c)	See Note 4—Regulatory Issues.

Changes in other assets and liabilities
Deferred/over-recovered energy costs	$45	$—		$—	$45
Other current assets	(80)	(59	)(a)	(6)	2
Other noncurrent assets and liabilities	(201)	(220	)(b)	5	2

Total change in other assets and liabilities	$(236)	$(279)		$(1)	$49

(a)	Relates primarily to the purchase of energy-related options.
(b)	Relates primarily to the purchase of long-term fuel options.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Non-cash investing and financing activities
Change in asset retirement cost	$393	$393	$—	$—
Declaration of dividend not paid as of December 31, 2006	295	—	—	—
Purchase accounting adjustments	25	25	—	—
Resolution of certain tax matters and PECO/Unicom merger severance adjustment	5	—	5	—
Non-cash contribution from member	—	27	—	—

For the Year Ended December 31, 2005	Exelon	Generation		ComEd	PECO
Cash paid during the year
Interest (net of amount capitalized)	$798	$121		$272	$281
Income taxes (net of refunds)	378	242		278	430
Other non-cash operating activities
Pension and non-pension postretirement benefits costs	$222	$97		$63	$30
Provision for uncollectible accounts	77	—		24	45
Equity in losses of unconsolidated affiliates	134	1		14	16
Gains on sales of investments and wholly owned subsidiaries	(22)	(24)		—	—
Net realized gains on nuclear decommissioning trust funds	(49)	(49)		—	—
Other decommissioning-related activities	(15)	(15)		—	—
Amortization of energy related options	40	40		—	—
Other	36	(28)		39	4

Total other non-cash operating activities	$423	$22		$140	$95

Changes in other assets and liabilities
Deferred/over-recovered energy costs	$(14)	$—		$—	$(14)
Other current assets	(154)	(148	)(a)	(10)	(4)
Other noncurrent assets and liabilities	(211)	(165	)(b)	(15)	20

Total change in other assets and liabilities	$(379)	$(313)		$(25)	$2

(a)	Relates primarily to the purchase of energy-related options.
(b)	Relates primarily to tolling agreement deferred revenue.

Non-cash investing and financing activities
Change in asset retirement cost	$251	$251	$—	$—
Consolidation of the voluntary employee beneficiary association trust	34	—	—	—
Resolution of certain tax matters and PECO/Unicom merger severance adjustment	23	—	23	—
Purchase accounting adjustments	11	11	—	—
Sale of asset	4	4	—	—
Non-cash contribution from member	—	16	—	—

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

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants’ as of December 31, 2007 and 2006.

December 31, 2007	Exelon	Generation	ComEd	PECO
Investments
Equity method investments:
Financing trusts (a)	$63	$—	$6	$57
Keystone Fuels, LLC	7	7	—	—
Conemaugh Fuels, LLC	6	6	—	—
NuStart Energy Development, LLC	1	1	—	—

Total equity method investments	77	14	6	57

Other investments:
Net investment in direct financing leases	553	—	—	—
Employee benefit trusts and investments (b)	100	16	46	25
Other	1	1	—	—

Total investments	$731	$31	$52	$82

(a)	Includes investments in financing trusts which were not consolidated within the financial statements of Exelon at December 31, 2007 pursuant to the provisions of FIN 46-R. See Note 1—Significant Accounting Policies for further discussion of the effects of FIN 46-R.
(b)	The Registrants’ investments in these marketable securities are recorded at fair market value.

December 31, 2006	Exelon	Generation	ComEd	PECO
Investments
Equity method investments:
Financing trusts (a)	$84	$—	$20	$64
TEG and TEP (b)	81	81	—	—
Keystone Fuels, LLC	8	8	—	—
Conemaugh Fuels, LLC	7	7	—	—
NuStart Energy Development, LLC	1	1	—	—

Total equity method investments	181	97	20	64

Other investments:
Net investment in direct financing leases	529	—	—	—
Employee benefit trusts and investments (c)	97	15	44	21
Other	3	3	—	—

Total investments	$810	$115	$64	$85

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

	December 31,
	2007	2006
Total minimum lease payments	$1,492	$1,492
Less: unearned income	939	963

Net investment in direct financing leases	$553	$529

The following table provides additional information about liabilities of the Registrants’ at December 31, 2007 and 2006.

December 31, 2007	Exelon	Generation	ComEd	PECO

Accrued expenses
Compensation-related accruals (a)	$437	$220	$104	$34
Taxes accrued	547	381	168	80
Interest accrued	137	32	71	24
Severance accrued	26	7	5	1
Other accrued expenses	93	64	19	9

Total accrued expenses	$1,240	$704	$367	$148

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

December 31, 2006	Exelon	Generation	ComEd	PECO
Accrued expenses
Compensation-related accruals (a)	$419	$222	$82	$27
Taxes accrued	365	206	120	63
Interest accrued	307	17	254	23
Severance accrued	34	10	6	2
Other accrued expenses	55	41	5	6

Total accrued expenses	$1,180	$496	$467	$121

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.

The following table provides information regarding counterparty margin deposit accounts and option premiums as of December 31, 2007 and 2006.

December 31, 2007	Exelon	Generation	ComEd
Other current assets
Counterparty collateral deposits paid	$272	$272	$—
Option premiums	189	189	—
Other current liabilities
Dividends payable	331	—	—
Counterparty collateral deposits received	3	1	2	(a)
Option premiums	163	163	—

(a)	ComEd has received counterparty collateral deposits from suppliers under its supplier forward contracts for the procurement of electricity and records the deposits in restricted cash.

December 31, 2006	Exelon	Generation
Other current assets
Counterparty collateral deposits paid	$26	$26
Option premiums	179	179
Other current liabilities
Counterparty collateral deposits received	273	273

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides additional information about accumulated other comprehensive income (loss) recorded (after tax) within Exelon’s Consolidated Balance Sheets as of December 31, 2007 and 2006.

December 31, 2007	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Minimum pension liability	$(224)	$—	$—	$—
Adjustment to initially apply SFAS No. 158	(1,268)	2	—	—
Net unrealized gain (loss) on cash-flow hedges	(292)	(548)	—	4
Pension and non-pension postretirement benefit plans	87	5	—	—
Unrealized gain on marketable securities	163	160	1	—

Total accumulated other comprehensive income (loss)	$(1,534)	$(381)	$1	$4

December 31, 2006	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Minimum pension liability	$(224)	$—	$—	$—
Adjustment to initially apply SFAS No. 158	(1,268)	2	—	—
Net unrealized gain (loss) on cash-flow hedges	222	247	(4)	5
Unrealized gain on marketable securities	169	167	1	—
State income tax rate alignment	(2)	—	—	—

Total accumulated other comprehensive income (loss)	$(1,103)	$416	$(3)	$5

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of December 31, 2007 and 2006.

December 31, 2007	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,363	$—	$2,363
Pension and other postretirement benefits	1,389	—	32
Deferred income taxes	812	14	798
Debt costs	177	152	25
Severance	137	137	—
Conditional asset retirement obligations	115	100	15
MGP remediation costs	96	66	30
Rate case costs	5	5	—
Procurement case costs	3	3	—
Other	36	26	10

Noncurrent regulatory assets	5,133	503	3,273
Under-recovered energy costs current asset	101	101	—

Total regulatory assets	$5,234	$604	$3,273

December 31, 2007	Exelon	ComEd	PECO
Regulatory liabilities
Nuclear decommissioning	$2,117	$1,905	$212
Removal costs	1,099	1,099	—
Financial swap with Generation—noncurrent	—	443	—
Refund of PURTA taxes (a)	38	—	38
Deferred taxes	47	—	—

Noncurrent regulatory liabilities	3,301	3,447	250
Financial swap with Generation—current	13	13	—
Over-recovered energy costs current liability	16	4	12

Total regulatory liabilities	$3,330	$3,464	$262

(a)	See Note 19—Commitments and Contingencies for additional information.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

December 31, 2006	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,982	$—	$2,982
Pension and other postretirement benefits	1,419	—	39
Deferred income taxes	801	11	790
Debt costs	209	179	30
Severance	158	158	—
Conditional asset retirement obligations	109	95	14
MGP remediation costs	73	47	26
Rate case costs	7	7	—
DOE facility decommissioning	6	—	6
Procurement case costs	5	5	—
Other	39	30	9

Total regulatory assets	$5,808	$532	$3,896

December 31, 2006	Exelon	ComEd	PECO
Regulatory liabilities
Nuclear decommissioning	$1,911	$1,760	$151
Removal costs	1,059	1,059	—
Deferred taxes	50	—	—
Other	5	5	—

Noncurrent regulatory liabilities	3,025	2,824	151
Over-recovered energy costs current liability	6	—	6

Total regulatory liabilities	$3,031	$2,824	$157

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

Pension and other postretirement benefits. As of December 31, 2007, $1,357 million represents regulatory assets related to the recognition of the underfunded status of Exelon’s defined benefit postretirement plans as a liability on its balance sheet in accordance with SFAS No. 158. The regulatory asset is amortized in proportion to the recognition of prior service costs (gains), transition obligations and actuarial losses attributable to ComEd’s pension plan and ComEd’s and PECO’s other postretirement benefit plans determined by the cost recognition provisions of SFAS No. 87 and SFAS No. 106. Exelon believes it is probable that these items will be recovered through rates by ComEd and PECO in future periods. See Note 15 – Retirement Benefits for further detail. In addition, $32 million is the result of PECO transitioning to SFAS No. 106 in 1993, which is recoverable in rates through 2012.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Deferred income taxes. These costs represent the difference between the method by which the regulator allows for the recovery of income taxes and how income taxes would be recorded by unregulated entities. Regulatory assets and liabilities associated with deferred income taxes, recorded in compliance with SFAS No. 71 and SFAS No. 109, include the deferred tax effects associated principally with liberalized depreciation accounted for in accordance with the ratemaking policies of the ICC and PAPUC, as well as the revenue impacts thereon, and assume continued recovery of these costs in future rates. See Note 12—Income Taxes for further information.

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

MGP remediation costs. Recovery of these items was granted to ComEd in the July 26, 2006 ICC rate order. For PECO, these costs represent estimated MGP-related environmental remediation costs at PECO which are recoverable through regulated distribution gas rates. The period of recovery will depend on the timing of the actual expenditures.

Rate case costs. Recovery of these items was granted to ComEd in the July 26, 2006 ICC rate order. Recovery is over three years.

DOE facility decommissioning. These costs represent PECO’s share of recoverable decommissioning and decontamination costs of the DOE nuclear fuel enrichment facilities established by the National Energy Policy Act of 1992, which were fully recovered in 2007.

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

Removal costs. These amounts represent funds received from customers to cover the future removal of property, plant and equipment which reduces rate base for ratemaking purposes.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Financial swap with Generation. To fulfill a requirement of the Settlement, ComEd entered into a five-year financial swap contract with Generation. Since the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring ComEd of full recovery in rates, the changes in fair value each period are recorded by ComEd as well as an offsetting regulatory asset or liability. In Exelon’s consolidated financial statements, the fair value of the intercompany swap recorded by Generation and ComEd is eliminated. See Note 4—Regulatory Issues for further information.

Deferred (over-recovered) energy costs current asset (liability). Starting in 2007, the ComEd costs are recoverable (refundable) under ComEd’s ICC and/or FERC approved rates. ComEd’s deferred energy costs are earning (paying) a rate of return. The PECO costs represent gas supply related costs recoverable (refundable) under PECO’s PAPUC-approved rates. PECO’s deferred energy costs earn a rate of return. A return on over-recovered energy costs is paid to customers in addition to the over-recovered energy costs.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

21. Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has three operating segments: Generation, ComEd and PECO. Exelon evaluates the performance of its business segments based on net income. An analysis and reconciliation of Exelon’s operating segment information to the respective information in the consolidated financial statements are as follows:

	Generation	ComEd		PECO	Other (a)	Intersegment Eliminations	Consolidated
Total revenues (b):
2007	$10,749	$6,104		$5,613	$741	$(4, 291)	$18,916
2006	9,143	6,101		5,168	807	(5,564)	15,655
2005	9,046	6,264		4,910	694	(5,557)	15,357

Intersegment revenues:
2007	$3,538	$2		$11	$740	$(4, 291)	$—
2006	4,742	7		8	807	(5,564)	—
2005	4,848	8		8	693	(5,557)	—

Depreciation and amortization:
2007	$267	$440		$773	$40	$—	$1,520
2006	279	430		710	68	—	1,487
2005	254	413		566	101	—	1,334

Operating expenses (b):
2007	$7,357	$5,592		$4,666	$924	$(4, 291)	$14,248
2006	6,747	5,546	(c)	4,302	1,103	(5,564)	12,134	(c)
2005	7,194	6,276	(c)	3,861	859	(5,557)	12,633	(c)

Interest expense, net:
2007	$161	$318		$248	$124	$(1)	$850
2006	159	308		266	152	(5)	880
2005	128	291		279	131	—	829

Income taxes:
2007	$1,362	$80		$230	$(226)	$—	$1,446
2006	866	445		180	(285)	—	1,206
2005	709	363		247	(375)	—	944

Income (loss) from continuing operations:
2007	$2,025	$165		$507	$29	$—	$2,726
2006	1,403	(112	) (c)	441	(142)	—	1,590	(c)
2005	1,109	(676	) (c)	520	(2)	—	951	(c)

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	Generation	ComEd		PECO	Other (a)	Intersegment Eliminations	Consolidated
Income (loss) from discontinued operations:
2007	$4	$—		$—	$6	$—	$10
2006	4	—		—	(2)	—	2
2005	19	—		—	(5)	—	14

Cumulative effect of changes in accounting principles:
2007	$—	$—		$—	$—	$—	$—
2006	—	—		—	—	—	—
2005	(30)	(9)		(3)	—	—	(42)

Net income (loss):
2007	$2,029	$165		$507	$35	$—	$2,736
2006	1,407	(112	) (c)	441	(144)	—	1,592	(c)
2005	1,098	(685	) (c)	517	(7)	—	923	(c)

Capital expenditures:
2007	$1,269	$1,040		$339	$26	$—	$2,674
2006	1,109	911		345	53	—	2,418
2005	1,067	776		298	24	—	2,165

Total assets:
2007	$19,054	$19,376		$9,810	$14,621	$(16,967)	$45,894
2006	18,909	17,774	(c)	9,773	14,295	(16,432)	44,319	(c)

(a)	Other primarily includes corporate operations, BSC and investments in synthetic fuel-producing facilities.
(b)	Utility taxes of $258 million, $241 million and $247 million are included in revenues and expenses for 2007, 2006 and 2005, respectively, for ComEd. Utility taxes of $269 million, $244 million and $230 million are included in revenues and expenses for 2007, 2006 and 2005, respectively, for PECO.
(c)	Includes goodwill impairment charges of $ 776 million and $1.2 billion in 2006 and 2005, respectively.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

22. Related Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2007	2006	2005
Operating revenues from affiliates
ComEd Transitional Funding Trust	$3	$3	$3
PETT	6	7	9
Other	1	—	—

Total operating revenues from affiliates	$10	$10	$12

Fuel purchases from related parties
Keystone Fuels, LLC	$46	$49	$46
Conemaugh Fuels, LLC	46	47	38

Total fuel purchases from related parties	$92	$96	$84

Charitable contribution to Exelon Foundation (a)	$50	$—	$—
Interest expense to affiliates, net
ComEd Transitional Funding Trust	$27	$47	$66
ComEd Financing II	13	13	13
ComEd Financing III	13	13	13
PETT	139	180	212
PECO Trust III	6	6	6
PECO Trust IV	6	6	6
Other	(1)	(1)	—

Total interest expense to affiliates, net	$203	$264	$316

Equity in earnings (losses) of unconsolidated affiliates
ComEd Funding LLC	$(7)	$(10)	$(14)
PETT	(7)	(9)	(16)
TEG and TEP	3	(7)	(1)
Investment in synthetic fuel-producing facilities	(93)	(83)	(104)
Other	(2)	(2)	1

Total equity in earnings (losses) of unconsolidated affiliates	$(106)	$(111)	$(134)

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2007	2006
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$15	$17
Investments in affiliates
ComEd Funding LLC (b)	(10)	4
ComEd Financing II	10	10
ComEd Financing III	6	6
PETT	47	54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6
Other	—	1

Total investment in affiliates	$63	$85

Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	$—	$14
Payables to affiliates (current)
ComEd Financing II	6	6
ComEd Financing III	4	4
PECO Trust III	1	1

Total payables to affiliates (current)	$11	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$274	$648
ComEd Financing II	155	155
ComEd Financing III	206	206
PETT	1,732	2,403
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt due to financing trusts	$2,551	$3,596

(a)	Exelon Foundation is a nonconsolidated not-for-profit Illinois corporation. The Exelon Foundation was established in the fourth quarter of 2007 to serve educational and environmental philanthropic purposes and does not serve a direct business or political purpose of Exelon.
(b)	In the fourth quarter of 2008, ComEd expects to fully pay off its long-term debt obligations to the ComEd Transitional Funding Trust (which will pay the third party bondholders) and expects to receive its current receivable from the ComEd Transitional Funding Trust. Subsequently in 2008, ComEd Funding LLC expects to liquidate its investment in the ComEd Transitional Funding Trust and ComEd expects to liquidate its investment in ComEd Funding LLC.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2007	2006	2005
Operating revenues from affiliates
ComEd (a)	$1,477	$2,929	$3,174
PECO (b)	2,061	1,812	1,672
BSC (c)	—	1	2

Total operating revenues from affiliates	$3,538	$4,742	$4,848

Fuel purchases from related parties
PECO (d)	$3	$1	$1
Keystone Fuels, LLC	46	49	46
Conemaugh Fuels, LLC	46	47	38

Total fuel purchases from related parties	$95	$97	$85

Operating and maintenance from affiliates
ComEd (d)	$2	$7	$8
PECO (d)	8	7	7
BSC (c)	254	250	222

Total operating and maintenance from affiliates	$264	$264	$237

Interest expense to affiliates, net
Exelon intercompany money pool (e)	$—	$4	$3
Equity in earnings (losses) of unconsolidated affiliates
TEG and TEP	$3	$(7)	$(1)
NuStart Energy Development, LLC	(2)	(2)	—

Total equity in earnings (losses) of unconsolidated affiliates	$1	$(9)	$(1)

Cash distribution paid to member	$2,357	$609	$857
Cash contribution received from member	$54	$25	$843

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2007	2006
Receivables from affiliates (current)
Exelon (f)	$5	$85
ComEd (a) (j)	17	197
PECO (b)	121	153
BSC (c)	5	2
Ventures (k)	1	—

Total receivables from affiliates (current)	$149	$437

Contributions to Exelon intercompany money pool (e)	$—	$13
Borrowings from Exelon intercompany money pool (h)	$13	$—
Payables to affiliates (noncurrent)
ComEd decommissioning (g)	$1,905	$1,760
PECO decommissioning (g)	212	151

Total payables to affiliates (noncurrent)	$2,117	$1,911

Mark-to-market derivative liability with affiliate (current) ComEd (i)	$13	$—
Mark-to-market derivative liability with affiliate ( noncurrent) ComEd (i)	$443	$—

(a)	Effective January 1, 2007, Generation has a supplier forward agreement with ComEd to provide up to 35% of ComEd’s electricity supply requirements. Prior to 2007, Generation had a PPA with ComEd, which expired December 31, 2006. As a result of the expiration of the PPA with ComEd and the results of the Illinois procurement auctions, Generation is selling more power through bilateral agreements. See Note 19—Commitments and Contingencies for further detail.
(b)	Generation has a PPA with PECO, as amended, to provide the full energy requirements of PECO through 2010.
(c)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due to Generation are recovered through BSC.
(d)	Generation requires electricity for its own use at its generating stations. Generation purchases electricity and distribution and transmission services from PECO. Starting in 2007, Generation purchases only distribution and transmission services from ComEd for the delivery of electricity to its generating stations. In 2006, Generation purchased both electricity and distribution and transmission services from ComEd. Generation’s PPA with ComEd expired December 31, 2006. See Note 19—Commitments and Contingencies for further detail regarding the PPAs.
(e)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.
(f)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation. In addition, Generation has a receivable from Exelon for the allocation of certain tax benefits.
(g)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent nuclear decommissioning trust funds are greater than the underlying AROs at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 13—Asset Retirement Obligations for additional information.
(h)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.
(i)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.
(j)	In 2007, ComEd began issuing credits to customers due to the Illinois settlement through rate relief programs. Generation is contributing to a portion of these credits and, therefore, will be reimbursing ComEd. At December 31, 2007, Generation has a $43 million payable to ComEd. See Note 4—Regulatory Issues for additional information.
(k)	Includes a receivable from Exelon Ventures Company, LLC (Ventures).

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2007	2006	2005
Operating revenues from affiliates
Generation (a)	$2	$7	$8
ComEd Transitional Funding Trust	3	3	3

Total operating revenues from affiliates	$5	$10	$11

Purchased Power from affiliate
Generation (b)	$1,477	$2,929	$3,174
Operation and maintenance from (to) affiliates
BSC (c)	$196	$220	$193
Interest expense to affiliates, net
ComEd Transitional Funding Trust	$27	$47	$66
ComEd Financing II	13	13	13
ComEd Financing III	13	13	13
Exelon intercompany money pool (d)	—	—	(3)
Other	—	(1)	(1)

Total interest expense to affiliates, net	$53	$72	$88

Equity in earnings (losses) of unconsolidated affiliates
ComEd Funding LLC	$(7)	$(10)	$(14)
Capitalized costs
BSC (c)	$72	$81	$62
Cash dividends paid to parent	$—	$—	$498
Cash contributions received from parent (e)	$28	$37	$834

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2007	2006
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$15	$17
PECO	2	—
Other	—	1

Total receivables from affiliates (current)	$17	$18

Mark-to-market derivative asset with affiliate (current)
Generation (f)	$13	$—
Investment in affiliates
ComEd Funding LLC (g)	$(10)	$4
ComEd Financing II	10	10
ComEd Financing III	6	6

Total investment in affiliates	$6	$20

Mark-to-market derivative asset with affiliate (noncurrent)
Generation (f)	$443	$—
Receivable from affiliates (noncurrent)
Generation (h)	$1,905	$1,760
ComEd Transitional Funding Trust	—	14
Other	3	—

Total receivable from affiliates (noncurrent)	$1,908	$1,774

Payables to affiliates (current)
Generation (b)(i)	$17	$197
BSC (c)	26	10
ComEd Financing II	6	6
ComEd Financing III	4	4
Other	2	2

Total payables to affiliates (current)	$55	$219

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$274	$648
ComEd Financing II	155	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$635	$1,009

(a)	Starting in 2007, ComEd is delivering electricity to Generation for Generation’s own use at its generation stations. In 2006, ComEd delivered and provided electricity to Generation.
(b)	ComEd’s full-requirements PPA, as amended, with Generation expired December 31 2006. Starting in January 2007, ComEd began procuring electricity from Generation under the supplier forward contracts resulting from the reverse-auction procurement process. See Note 4—Regulatory Issues for more information.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.
(d)	ComEd participated in Exelon’s intercompany money pool. ComEd earned interest on its contributions to the money pool and paid interest on its borrowings from the money pool at a market rate of interest. As of January 10, 2006, ComEd suspended participation in the intercompany money pool.
(e)	ComEd received cash contributions from Exelon for tax benefits under the Tax Sharing Agreement. See Note 12—Income Taxes for more information.
(f)	To fulfill a requirement of the Settlement, ComEd entered into a five-year financial swap with Generation. See Note 4—Regulatory Issues.
(g)	In the fourth quarter of 2008, ComEd expects to fully pay off its long-term debt obligations to the ComEd Transitional Funding Trust (which will pay the third-party bondholders) and expects to receive its current receivable from the ComEd Transitional Funding Trust. Subsequently in 2008, ComEd Funding LLC expects to liquidate its investment in the ComEd Transitional Funding Trust and ComEd expects to liquidate its investment in ComEd Funding LLC.
(h)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers. See Note 13—Asset Retirement Obligations for additional information.
(i)	ComEd is issuing rate relief credits to customers as part of the Settlement Legislation. As of December 31, 2007, ComEd had a $43 million receivable from Generation as Generation is funding a portion of these credits. See Note 4—Regulatory Issues.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2007	2006	2005
Operating revenues from affiliates
Generation (a)	$11	$8	$8
PETT (b)	6	7	9

Total operating revenues from affiliates	$17	$15	$17

Purchased power from affiliate
Generation (c)	$2,059	$1,811	$1,670
Fuel from affiliate
Generation (d)	—	—	1
Operating and maintenance from affiliates
BSC (e)	115	129	108
Generation	2	1	1

Total operating and maintenance from affiliates	$117	$130	$109

Interest expense to affiliates, net
PETT	$139	$180	$212
PECO Trust III	6	6	6
PECO Trust IV	6	6	6
Other	3	1	(1)

Total interest expense to affiliates, net	$154	$193	$223

Equity in losses of unconsolidated affiliates
PETT	$(7)	$(9)	$(16)
Capitalized costs
BSC (e)	$30	$54	$41
Cash dividends paid to parent	$562	$502	$469
Cash contributions received from parent	$338	$181	$250

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	December 31,
	2007	2006
Investment in affiliates
PETT	$47	$54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investment in affiliates	$57	$64

Receivable from affiliate (noncurrent)
Generation decommissioning (g)	$212	$151
Borrowings from Exelon intercompany money pool (f)	$—	$45
Payables to affiliates (current)
Generation (c)	$121	$153
BSC (e)	20	48
ComEd	2	—
Exelon	1	1
PECO Trust III	1	1

Total payables to affiliates (current)	$145	$203

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$1,733	$2,404
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$1,917	$2,588

Shareholders’ equity—receivable from parent (h)	$784	$1,090

(a)	PECO provides energy to Generation for Generation’s own use.
(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
(c)	PECO has entered into a PPA with Generation. See Note 19—Commitments and Contingencies for more information regarding the PPA.
(d)	Effective April 1, 2004, PECO entered into a one-year gas procurement agreement with Generation.
(e)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.
(f)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.
(g)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers. See Note 13—Asset Retirement Obligations.
(h)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2007 through 2010.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

23. Quarterly Data (Unaudited) (Exelon, Generation, ComEd and PECO)

Exelon

The data shown below includes all adjustments which Exelon considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income (Loss)
	2007	2006	2007	2006	2007	2006
Quarter ended:
March 31	$4,829	$3,861	$1,191	$818	$691	$400
June 30	4,501	3,697	1,231	1,202	702	644
September 30 (a)	5,032	4,401	1,351	438	780	(44)
December 31	4,554	3,696	896	1,063	562	592

(a)	Results of operations for the third quarter of 2006 included the impact of a $776 million impairment of ComEd’s goodwill.

	Average Basic Shares Outstanding (in millions)		Net Income (Loss) per Basic Share
	2007	2006	2007	2006
Quarter ended:
March 31	672	669	$1.02	$0.60
June 30	675	670	1.04	0.96
September 30 (a)	673	671	1.16	(0.07)
December 31	661	672	0.85	0.88

(a)	Results of operations for the third quarter of 2006 included the impact of a $776 million impairment of ComEd’s goodwill.

	Average Diluted Shares Outstanding (in millions)		Net Income (Loss) per Diluted Share
	2007	2006	2007	2006
Quarter ended:
March 31	677	675	$1.02	$0.59
June 30	680	676	1.03	0.95
September 30 (a)	678	671	1.15	(0.07)
December 31	666	677	0.84	0.87

(a)	Results of operations for the third quarter of 2006 included the impact of a $776 million impairment of ComEd’s goodwill.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table presents the New York Stock Exchange—Composite Common Stock Prices and dividends by quarter on a per share basis:

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$86.83	$82.60	$79.38	$72.31	$63.62	$61.98	$58.86	$59.90
Low price	73.76	64.73	68.67	58.74	57.83	56.74	51.13	52.79
Close	81.64	75.36	72.60	68.71	61.89	60.54	56.83	52.90
Dividends	0.440	0.440	0.440	0.440	0.400	0.400	0.400	0.400

Generation

The data shown below includes all adjustments that Generation considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2007	2006	2007	2006	2007	2006
Quarter ended:
March 31	$2,703	$2,220	$891	$468	$560	$268
June 30	2,641	2,214	937	818	578	500
September 30	2,837	2,635	905	668	548	394
December 31	2,568	2,074	660	443	343	245

ComEd

The data shown below includes all adjustments that ComEd considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income (Loss)		Net Income (Loss)
	2007	2006	2007	2006	2007	2006
Quarter ended:
March 31	$1,490	$1,426	$91	$169	$5	$54
June 30	1,420	1,453	131	292	29	127
September 30 (a)	1,758	1,840	193	(338)	65	(506)
December 31	1,436	1,381	97	432	67	213

(a)	Results of operations for the third quarter of 2006 included the impact of a $776 million impairment of goodwill.

Exelon Corporation and Subsidiary Companies

Exelon Generation Company, LLC and Subsidiary Companies

Commonwealth Edison Company and Subsidiary Companies

PECO Energy Company and Subsidiary Companies

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO

The data shown below includes all adjustments that PECO considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income on Common Stock
	2007	2006	2007	2006	2007	2006
Quarter ended:
March 31	$1,500	$1,407	$253	$210	$127	$92
June 30	1,269	1,148	212	205	95	92
September 30	1,459	1,379	296	237	167	133
December 31	1,385	1,235	185	213	114	120

24. Subsequent Events

On January 16, 2008, ComEd issued $450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038. The proceeds were used to refinance maturing First Mortgage Bonds and will be used for the early redemption of trust preferred securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Exelon, Generation, ComEd, and PECO

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Exelon, Generation, ComEd and PECO

During the fourth quarter of 2007, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) information relating to that registrant, including its consolidated subsidiaries, that is required to be included in filings under the Securities Exchange Act of 1934, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of December 31, 2007, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Exelon, Generation, ComEd and PECO

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2007. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2007 and, therefore, concluded that each registrant’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in ITEM 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

Exelon

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Exelon

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 7, 2008.

Directors, Director Nomination Process, and Audit Committee

The information required under ITEM 10 concerning directors and nominees for election as directors at Exelon’s annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)) and the audit committee (Item 407(d)(4) and (d)(5) is incorporated herein by reference to information to be contained in Exelon’s definitive 2008 proxy statement (2008 Exelon Proxy Statement) to be filed with the SEC before April 29, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon signed affirmations received from directors and officers, as well as administrative review of company plans and accounts administered by private brokers on behalf of directors and officers which have been disclosed to Exelon by the individual directors and officers, Exelon believes that its directors and officers made all required filings on a timely basis during 2007.

Generation

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 7, 2008.

Directors

Generation operates as a limited liability company and has no board of directors.

Audit Committee

Generation is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee to be incorporated by reference to the 2008 Exelon Proxy Statement.

Code of Ethics

The Exelon Code of Business Conduct is the code of ethics that applies to all officers and employees of Generation. See discussion of Exelon’s Code of Ethics above.

ComEd

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 7, 2008.

Directors

Frank M. Clark. Age 62. Chairman and Chief Executive Officer since November 28, 2005. Previously Executive Vice President and Chief of Staff of Exelon and President of ComEd from 2004 to 2005; Senior Vice President, Exelon, and Executive Vice President of Exelon Energy Delivery and President ComEd from 2003 to 2004; and Senior Vice President Exelon Energy Delivery and President ComEd from 2002 to 2003. Also a director of Aetna, Inc. and Waste Management, Inc.

James W. Compton. Age 70. Director of Commonwealth Edison Company since September 18, 2006. Chicago Urban League President and Chief Executive Officer from 1978 through 2006; Chicago Urban League Development Corporation President and Chief Executive Officer.

Peter V. Fazio, Jr. Age 68. Director of Commonwealth Edison Company since October 29, 2007. A past Chairman, Executive Committee Member and Managing Partner at the law firm of Schiff Hardin.

Sue L. Gin. Age 66. Director of Commonwealth Edison Company since November 28, 2005. Member of the audit committee. Founder, Owner, Chairman and Chief Executive Officer of Flying Food Group, LLC (in-flight catering company). Also a director of Centerplate, Inc. She is also a director of Exelon.

Edgar D. Jannotta. Age 76. Director of Commonwealth Edison Company since November 28, 2005. Member of the audit committee. Chairman of William Blair & Company, L.L.C. (investment banking and brokerage company) since March 2001. Senior Director from 1996 through February 2001. Also a director of Aon Corporation and Molex, Inc. He is also a director of Exelon.

Edward J. Mooney. Age 66. Director of Commonwealth Edison Company since October 16, 2006. Former Delegue General-North America of Suez Lyonnaise, and former chairman and chief executive officer of Nalco Chemical Company since March 2000. Also a director of Northern Trust Corporation, FMC Corporation, FMC Technologies, Inc. and Cabot Microelectronics Corporation.

Michael H. Moskow. Age 70. Director of Commonwealth Edison Company since January 28, 2008. Vice Chairman and a Senior Fellow at the Chicago Council on Global Affairs. President and Chief Executive Officer (CEO) of the Federal Reserve Bank of Chicago from 1994 to 2007. Also director of Discover Financial Services.

John W. Rogers, Jr. Age 50. Director of Commonwealth Edison Company since November 28, 2005. Chair of the audit committee. Founder, Chairman and CEO of Ariel Capital Management, Inc., LLC (an institutional money management firm). Also a director of Aon Corporation and McDonalds Corporation. He is also a director of Exelon.

Jesse H. Ruiz. Age 43. Director of Commonwealth Edison Company since October 16, 2006. Partner at the law firm Drinker, Biddle & Reath LLP; Chairman of the Illinois State Board of Education.

Richard L. Thomas. Age 77. Director of Commonwealth Edison Company since November 28, 2005. Member of the audit committee. Retired Chairman of First Chicago NBD Corporation (banking and financial services) and the First National Bank of Chicago. He is also a director of Exelon.

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

If any substantive amendments to Exelon’s Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of Exelon’s Code of Business Conduct, to its Chief Executive Officer, Chief Financial Officer or Corporate Controller, ComEd will disclose the nature of such amendment or waiver on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.

PECO

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 7, 2008.

Directors

On July 23, 2007 the Board of Directors of PECO Energy Company voted to increase the size of the board to eight, and appointed five non-employee directors to serve in addition to the employee directors. The board is classified into three classes, with two directors in Class I, three directors in Class II and three directors in Class III.

John W. Rowe. Age 62. Class I director. Chairman, Chief Executive Officer and President, Exelon and President of Exelon Generation since September 2007. He has served as Chairman, Chief Executive Officer and President of Exelon since 2004; and has served as Chairman and Chief Executive Officer of Exelon since 2002. Also a director of The Northern Trust Company and Sunoco, Inc.

M. Walter D’Alessio. Age 74. Class II director. Director since July 23, 2007. Vice Chairman of NorthMarq Capital (a real estate investment banking firm) and President and CEO of NorthMarq Advisors, LLC (a real estate consulting group) since July 2003. Chairman of Legg Mason Real Estate Services, Inc. from 1982 through July 2003. Also Chairman of the Board of Directors of Brandywine Real Estate Investment Trust, Chairman of the Board of Independence, Blue Cross, and a director of the Pennsylvania Real Estate Investment Trust. He is also a director of Exelon.

Nelson A Diaz. Age 60. Class II director. Director since July 23, 2007. Of Counsel to Cozen O’Connor, a Philadelphia-based law firm, since May 2007. Previously he was a Partner of the law firm Blank Rome LLP from March 2004 through May 2007 and from February 1997 through December 2001. City Solicitor for the City of Philadelphia from December 2001 through January 2004; Judge of the Court of Common Pleas, First Judicial District of Pennsylvania, from 1981 to 1993. He also served as General Counsel, United States Department of Housing and Urban Affairs, from 1993 to 1997. He is also a director of Exelon.

Rosemarie B. Greco. Age 61. Class I director. Director since July 23, 2007. Director of the Governor’s Office of Health Care Reform for the Commonwealth of Pennsylvania since January 2003. Founding principal of GRECOVentures Ltd. (a private management consulting firm). Formerly President of CoreStates Financial Corporation and Former Director, President and CEO of CoreStates Bank, N.A. She is also a director of Sunoco, Inc., Pennsylvania Real Estate Investment Trust and a trustee of SEI I Mutual Funds, a subsidiary of SEI Investments, Co. She is also a director of Exelon.

Denis P. O’Brien. Age 47. Class III director. Director since June 30, 2003. President and Chief Executive Officer of PECO since August 2007. President of PECO since April 2003. Previously Executive Vice President of PECO from 2002 to 2003.

Thomas J. Ridge. Age 62. Class III director. Director since July 23, 2007. President, Ridge Global LLC. Secretary of the United States Department of Homeland Security from January 2003 through January 2005, and the Assistant to the President for Homeland Security (an Executive Office created by President Bush) from October 2001 through December 2002. He served as Governor of the Commonwealth of Pennsylvania from 1994 through October 2001. He is also a director of Vonage Holdings Corp.

Ronald Rubin. Age 76. Class III director. Director since July 23, 2007. Chairman and Chief Executive Officer of the Pennsylvania Real Estate Investment Trust (a real estate management and development company).

Audit Committee

PECO is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee to be incorporated by reference to the 2008 Exelon Proxy Statement.

Code of Ethics

Exelon’s Code of Business Conduct is the code of ethics that applies to PECO’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. See discussion of Exelon’s Code of Ethics above.

If any substantive amendments to Exelon’s Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of Exelon’s Code of Business Conduct, to its Chief Executive Officer, Chief Financial Officer or Corporate Controller, PECO will disclose the nature of such amendment or waiver on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.

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

The compensation committee has adopted a pay-for-performance philosophy, which places an emphasis on pay-at-risk. Exelon’s compensation program is designed to reward superior performance, that is, meeting or exceeding financial and operational goals set by the compensation committee. When excellent performance is achieved, pay will increase. Failure to achieve the target goals established by the compensation committee will result in lower pay. There are pay-for-performance features in both cash and equity-based compensation. The named executive officers (NEOs) listed in the Summary Compensation Table participate in an annual incentive plan that provides cash compensation based on the achievement of performance goals established each year by the compensation committee. A substantial portion of each NEO’s equity-based compensation is in the form of performance share units that are paid to the extent that longer-range performance goals set by the compensation committee are met, with the balance delivered in stock options that have value only to the extent that Exelon’s stock price increases following the option grant date. As a result of the performance-based features of his cash and equity-based compensation, 83% of Mr. Rowe’s 2007 target total direct compensation (base salary plus annual and long-term incentive compensation) was at-risk. Similarly, of the other NEOs’ 2007 target total direct compensation, approximately 50% to 80% was at-risk.

Recoupment Policy

Consistent with the pay-for-performance policy, in May 2007 the compensation committee and the corporate governance committee each recommended, and the board of directors adopted, a recoupment policy as part of Exelon’s corporate governance principles. The board of directors will seek recoupment of incentive compensation paid to an executive officer if the board determines, in its sole discretion, that

•	the executive officer engaged in fraud or intentional misconduct;

•	as a result of which Exelon was required to materially restate its financial results;

•	the executive officer was paid more incentive compensation than would have been payable had the financial results been as restated;

•	recoupment is not precluded by applicable law or employment agreements; and

•	the board concludes that, under the facts and circumstances, seeking recoupment would be in the best interests of Exelon and its shareholders.

2. A substantial portion of compensation should be granted as equity-based awards.

The compensation committee believes that a substantial portion of compensation should be in the form of equity-based awards in order to align the interests of the NEOs with Exelon’s shareholders. The objective is to make the NEOs think and act like owners. Equity-based compensation is in the form of performance share units, stock options, and restricted stock units that are valued in relation to

Exelon’s common stock, and they gain value only to the extent that the market price of Exelon’s stock increases following the grant date.

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

Each year the compensation committee commissions its consultant to prepare a study to benchmark total direct compensation against a peer group of companies. The study includes an assessment of competitive compensation levels at high-performing energy services companies and other large, capital asset-intensive companies in general industry, since the company competes for executive talent with companies in both groups.

The peer group criteria include having revenue similar to Exelon’s, market capitalization generally greater than $5 billion, and a balance of industry segments. The members of the peer group are reviewed each year to determine whether their inclusion continues to be appropriate. Generally the peer group is comprised of 24 companies: 12 general industry companies and 12 energy services companies. The companies were selected by the compensation committee from the Towers Perrin Energy Services Industry Executive Compensation Database and their Executive Compensation Database. The peer group includes the following companies:

General Industry Companies	Energy Services Companies

3M	American Electric Power

Abbott Laboratories	Centerpoint Energy

BellSouth Corp.*	Dominion Resources, Inc.

Caterpillar Inc.	Duke Energy Corp.

General Mills Inc.	Edison International

Honeywell International	Entergy Corp.

International Paper	FirstEnergy

Johnson Controls Inc.	PG&E Corp.

PepsiCo Inc.	Public Service Enterprise Group Inc.

PPG Industries, Inc.	Southern Co.

Union Pacific Corp.	TXU Corp.**

Weyerhaeuser Company	Xcel Energy, Inc.

*	Included prior to its acquisition by AT&T.
**	Included prior to its going private transaction.

The compensation committee applies the same policies with respect to the compensation of each of the individual NEOs. The compensation committee carefully considers the roles and responsibilities of each of the named executive officers relative to the peer group, as well as the individual’s performance and contribution to the performance of the business in establishing the compensation opportunity for each named executive officer. The differences in the amounts of compensation awarded to the named executive officers reflect primarily two factors, the differences in the compensation paid to officers in comparable positions in the peer group and differences in the individual responsibility and experience of the Exelon officers. Mr. Rowe’s target compensation was based on the same factors as the other named executive officers, but his compensation reflected a greater degree of policy and decision-making authority and a higher level of responsibility with respect to strategic direction and financial and operating results of Exelon. His target compensation was assessed relative to other CEOs in the peer group.

The role of individual performance in setting compensation

While the consideration of benchmarking data to assure that Exelon’s compensation is competitive is a critical component of compensation decisions, individual performance is factored into the setting of compensation in three ways:

•	First, base salary adjustments are based on an assessment of the individual’s performance in the preceding year as well as a comparison with market data for comparable positions in the peer group.

•

Second, annual incentive targets are based on the individual’s role in the enterprise — the most senior officers with responsibilities that span specific business units or functions have a target based on earnings per share for the company as a whole, while individuals with specific functional or business unit responsibilities have a significant portion of their targets based on the performance of that functional or business unit.

•

Third, consideration is given as to whether an individual performance multiplier would be appropriately applied to the individual’s annual incentive plan award, based on the individual’s performance. The individual performance multiplier can result in a decision not to make an award or to decrease the award by up to 50% or increase the award by up to 10%.

Elements of Compensation

This section is an overview of our compensation program for NEOs. It describes the various elements and discusses matters relating to those items, including why the compensation committee chooses to include items in the compensation program. The next section describes how 2007 compensation was determined and awarded to the NEOs.

Exelon’s executive compensation program is comprised of four elements: base salary; annual incentives; long-term incentives; and other benefits.

Cash compensation is comprised of base salary and annual incentives. Equity compensation is delivered through long-term incentives. Together, these elements are designed to balance short-term and longer-range business objectives and to align NEOs’ financial rewards with shareholders’ interests. Approximately 35% to 67% of NEOs’ total target direct compensation is delivered in the form of cash. Equity compensation accounts for approximately 33% to 65% of NEO total target direct compensation. The range in the mix of cash and equity compensation is consistent with competitive compensation practices among companies in the peer group. The compensation committee believes that this mix of cash and equity compensation strikes the right balance of incentives to pursue specific short and long-term performance goals that drive shareholder value.

Base Salary

Exelon’s compensation program for NEOs is designed so that approximately 17% to 50% of NEO total direct compensation is in the form of base salary, consistent with practices at the companies in the peer group.

Annual Incentives

Annual incentive compensation is designed to provide incentives for achieving short-term financial and operational goals for the company as a whole, and for subsidiaries, individual business units and operating groups, as appropriate. Under the annual incentive program, cash awards are made to NEOs and other employees if, and only to the extent that, performance conditions set by the compensation committee are met. The amount of the annual incentive target opportunity is expressed as a percentage of the officer’s or employee’s base salary, and actual awards are determined using the base salary at the end of the year. Threshold, target and distinguished (i.e. maximum) achievement levels are established for each goal. Threshold is set at the minimally acceptable level of performance, for a payout of 50% of target. Target is set consistent with the achievement of the business plan objectives. Distinguished is set at a level that significantly exceeds the business plan and has a low probability of payout, and is capped at 200% of target. Awards are interpolated to the extent performance falls between the threshold, target, and distinguished levels.

Long-term Incentives

Long-term incentives are made available to executives and key management employees who affect the long-term success of the company. The long-term incentives are designed to provide incentives and rewards closely related to the interests of Exelon’s shareholders, generally as measured by the performance of Exelon’s total shareholder return and stock price appreciation, and our long-term incentive compensation programs are generally equity-based.

A portion of the long-term incentive compensation is in the form of performance share units that are awarded only if, and to the extent that, performance conditions established by the compensation committee are met. The balance of long-term incentive compensation is in the form of time-vested stock options that provide value only if, and to the extent that, the market price of Exelon’s common stock increases following the grant. The use of both forms of long-term incentives is consistent with the practices in our peer group. The mix of long-term incentives depends on the compensation committee’s assessment of competitive compensation practices of companies in the peer group.

In 2007, consistent with the continuing efforts to recognize ComEd’s independence, the compensation committee recommended, and the ComEd board adopted, a separate long-term incentive program for ComEd’s executives for the period 2007-2009. The goals under the ComEd long-term incentive program are the achievement of ComEd financial, operational, and regulatory/legislative goals. Payments under this plan are made in cash, and are made annually by the board based on the assessment of performance during the year. Other features of the program are similar to the Exelon performance share award program, including awards ranging from 0-200% of target, and vesting over three years.

Stock Options

Individuals receiving stock options are provided the right to buy a fixed number of shares of Exelon common stock at the closing price of such stock on the grant date. The target for the number of options awarded is determined by the portion of the long-term incentive value attributable to stock options and a theoretical value of each option determined by the compensation committee using a Black-Scholes valuation formula. Options vest in equal annual installments over a four-year period and have a term of ten years. Time vesting adds a retention element to our stock option program. Stock option repricing is prohibited by policy or terms of the company’s long-term incentive plans. Accordingly, no options have been repriced. Stock option awards are generally granted at the regularly scheduled January compensation committee meeting when the committee reviews results for the preceding year and establishes the compensation program for the coming year. No off-cycle grants of stock options were made in 2007. All grants to the NEOs must be approved by the full board of directors, which acts after receiving a recommendation from the compensation committee, except grants to Mr. Rowe, which must be approved by the independent directors, who act after receiving recommendation from the compensation committee.

Performance Share Units

The compensation committee established a performance share unit award program based on total shareholder return for Exelon as compared to the companies in the Standard & Poor’s 500 Index and the Dow Jones Utility Index for a three-year period. The first third of the awarded performance shares vests upon the award date, with the remaining thirds vesting on the date of the compensation committee’s January meeting in the next two years. The vesting schedule is designed to add a retention factor to the program. Performance share units are settled in Exelon common stock for executives with lower levels of stock ownership, with increasing portions of the payments being made in cash as executives’ stock ownership levels increase above the executives’ ownership guidelines. This payment structure serves to deliver the long-term compensation in cash where the executive has substantially greater than the required stock ownership and provides the executive with liquidity and the opportunity for diversification.

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

Executive stock ownership and trading requirements

To strengthen the alignment of executives’ interests with those of shareholders, officers of the company are required to own certain amounts of Exelon common stock by the later of five years after their employment or promotion to their current position. However, in 2007 the compensation committee terminated the stock ownership requirements for ComEd officers in light of the continuing efforts to recognize ComEd’s independence and the compensation committee’s recommendation that ComEd officers participate in a separate cash-based long-term incentive program instead of receiving Exelon performance shares. For additional information about Exelon’s stock ownership guidelines, please see the Stock Ownership Guidelines section in Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Exelon has adopted a policy requiring officers, executive vice presidents and above, who wish to sell Exelon common stock to do so only through Rule 10b5-1 stock trading plans, and permitting other officers to enter into such plans. This requirement is designed to enable officers to diversify a portion of their holdings in excess of the applicable stock ownership requirements in an orderly manner as part of their retirement and tax planning activities. The use of Section 10b5-1 stock trading plans serves to reduce the risk that investors will view routine portfolio diversification stock sales by executive officers as a signal of negative expectations with respect to the future value of Exelon’s stock. In addition, the use of Rule 10b5-1 stock trading plans reduces the potential for accusations of trading on the basis of material, non-public information that could damage the reputation of the company. Many of the NEOs have such plans, and their exercises during 2007 are reflected in the “Option Exercises and Stock Vested” table below. Because Mr. Rowe retains a portion of the shares obtained upon the exercise of stock options, the number of shares he owns increases through his stock trading plan. Exelon’s stock trading policy does not permit short sales or hedging.

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

Deferred Compensation Programs

Exelon offers deferred compensation plans to permit the deferral of certain cash and stock compensation to facilitate tax and retirement planning and satisfaction of stock ownership requirements for executives and certain key managers. Exelon maintains non-qualified deferred compensation plans that are open to certain highly-compensated employees, including the NEOs.

The Deferred Compensation Plan is a non-qualified plan that permits executives and key managers to defer contributions that would be made to the Exelon Corporation Employee Savings Plan (the company’s tax-qualified 401(k) plan) but for the applicable limits under the Internal Revenue Code. The Deferred Compensation Plan permits participants to defer taxation of a portion of their income. It benefits the company by deferring the payment of a portion of its compensation expense, thus preserving cash.

The Stock Deferral Plan is a non-qualified plan that permitted executives to defer performance share units prior to 2007.

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

In response to declining plan enrollment and the administrative complexity of compliance with Section 409A of the Internal Revenue Code, the compensation committee approved amendments to the Deferred Compensation and Stock Deferral Plans at its December 4, 2006 meeting. The amendments cease future compensation deferrals for the Stock Deferral Plan and Deferred Compensation Plan other than the excess Employee Savings Plan contribution deferrals. For more information about the amendments, please see “Nonqualified Deferred Compensation.”

Change In Control and Severance Benefits

The compensation committee believes that change in control employment agreements and severance benefits are an important part of Exelon’s compensation structure for NEOs. The compensation committee believes that these agreements will help to secure the continued employment and dedication of the NEOs to continue to work in the best interests of shareholders, notwithstanding any concern they might have regarding their own continued employment prior to or following a change in control. The compensation committee also believes that these agreements and the Exelon Corporation Senior Management Severance Plan are important as recruitment and retention devices, as all or nearly all of the companies with which Exelon competes for executive talent have similar protections in place for their senior leadership.

Exelon’s change in control and severance benefits policies were initially adopted in January 2001 and harmonized the policies of Exelon’s predecessor companies. In adopting the policies, the compensation committee considered the advice of a consultant who advised that the levels were consistent with competitive practice and reasonable. The Exelon benefits include multiples of change in control benefits ranging from two times base salary and annual bonus for corporate and subsidiary vice presidents to three times base salary and annual bonus for the executive committee and select senior vice presidents. In 2003, the compensation committee reviewed the terms of the Senior Management Severance Plan and revised it to reduce the situations when an executive could terminate and claim severance benefits for “good reason”, clarified the definition of “cause”, and reduced non-change in control benefits for executives with less than two years of service. In December 2004, the compensation committee’s consultant presented a report on competitive practice on executive severance. The competitive practices described in the report were generally comparable to the benefits provided under Exelon’s severance policies.

In 2007, the compensation committee adopted a policy limiting the amount of future severance benefits to be paid to named executive officers under future arrangements without shareholder approval to 2.99 times salary plus annual incentive. This policy clarifies that severance benefits include cash severance payments and other post-employment benefits and perquisites, but do not include:

•	Amounts earned in the ordinary course of employment rather than upon termination, such as pension benefits and retiree medical benefits;

•	Amounts payable under plans approved by shareholders;

•	Amounts available to one or more classes of employees other than the NEOs;

•

Excise tax gross-up payments, but only if the compensation includable in determining whether excise taxes apply exceed 110% of the threshold amount; otherwise the NEO’s benefits are reduced so that no excise tax is imposed; and

•	Amounts that may be required by existing agreements that have not been materially modified, Exelon’s indemnification obligations or the reasonable terms of a settlement agreement.

Retirement Benefit Plans

The compensation committee believes that retirement benefit plans are an important part of the NEO compensation program. These plans serve a critically important role in the retention of senior executives, as retirement benefits increase for each year that these executives remain employed. The plans thereby encourage our most senior executives to remain employed and continue their work on behalf of the shareholders. Exelon sponsors both qualified traditional defined benefit and cash balance defined benefit pension plans and a non-qualified supplemental pension plan (the SERP).

Exelon has granted additional years of credited service under the SERP to a few executives in order to recruit or retain them. As of January 1, 2004, Exelon ceased the practice of granting additional years of credited service to executives under the non-qualified pension plans that supplement the Exelon Corporation Retirement Program for any period in which services are not actually performed, except that up to two years of service credits may be provided under severance or change in control agreements first entered into after such date. Service credits available under employment, change in control or severance agreements or arrangements (or any successor arrangements) in effect as of January 1, 2004 are not affected by this policy. To attract a new executive, Exelon is permitted to grant additional years of service under the SERP related to its cash balance pension plan to make the executive whole for retirement benefits lost from another employer by joining Exelon, provided such a grant is disclosed to shareholders. To date, Exelon has not made any such grant.

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

Anticipating an emerging trend among the peer group to curtail perquisite programs in the future, on January 22, 2007 the compensation committee approved the phase-out of most executive perquisites, effective January 1, 2008. The eliminated perquisites will include: leased vehicles (existing leases allowed to expire), financial and estate planning, tax preparation and health and dining/airline club memberships. The phase-out approach includes a one-time transition payment in January 2008. Mr. Rowe will not receive a transition payment. Exelon will continue to provide executive physicals, parking in downtown Chicago, supplemental long-term disability insurance and executive life insurance for those with existing policies. Exelon will continue to provide Mr. Rowe with 50 hours of personal travel per year on the corporate aircraft and car and driver services because of the time commitments his position requires.

How The Amount of 2007 Compensation Was Determined

This section describes how 2007 compensation was determined and awarded to the NEOs.

The independent directors of the Exelon board, on the recommendations of the Exelon corporate governance committee, conducted a thorough review of Mr. Rowe’s performance in 2007. The review considered performance requirements in the areas of finance and operations, strategic planning and implementation, succession planning and organizational goals, communications and external relations, board relations, leadership, and shareholder relations. Mr. Rowe prepared a detailed self-assessment reporting to the board on his performance during the year with respect to each of the performance requirements. The Exelon board considered the financial highlights of the year and a strategy scorecard that assessed performance against the company’s vision and goals. The factors considered included:

•	goals with respect to protecting the current value of the company, including

•	delivering superior operating performance in terms of safety, reliability, customer satisfaction and efficiency,

•	supporting competitive markets,

•	protecting the value of our generation assets, and

•	building healthy, self-sustaining delivery companies;

•	goals relating to growing long-term value, including:

•	organizational improvement,

•	aligning financial management policies with the changing profile of the company,

•	rigorously evaluating new growth opportunities, and

•	advancing an environmental strategy that leverages Exelon’s carbon position.

The Exelon board considered, in particular, improvements in reliability at the energy delivery companies, the higher average capacity factor of the nuclear generating plants, strong results in operating earnings, and the increase in Exelon’s market price from $61.89 on December 31, 2006 to $81.64 on December 31, 2007, as well as Exelon’s leading market capitalization among electric and gas utilities. The board also considered 2007 progress in advancing longer-term goals, including Exelon’s environmental position and diversity, leadership in addressing regulatory issues, progress toward the potential to build new nuclear or gas-fired generation plants.

How base salary was determined

At its January 22, 2007 meeting, the compensation committee reviewed base salary data for the other NEOs listed in the Summary Compensation Table as compared to compensation data at the 50th and 75th percentile of the peer group. Based on this review and their individual performance reviews, including the review of Mr. Rowe’s performance by the corporate governance committee and the independent directors, the following NEOs received base salary increases:

Exelon, Generation and PECO

Name	Base Salary	Percent Increase	Effective Date
Rowe	$1,375,000	5.8%	3/1/2007
Skolds	670,000	5.5%	3/1/2007
O’Brien	420,000	5.0%	3/1/2007
Young	585,000	6.4%	3/1/2007
Barnett	286,000	4.0%	3/1/2007
Mehrberg	585,000	4.5%	3/1/2007
Crane	550,000	7.8%	3/1/2007
McLean	470,000	5.6%	3/1/2007
Pardee	410,000	5.1%	3/1/2007
Adams	286,000	4.0%	3/1/2007
Crutchfield	250,000	11.7%	1/1/2007
Galvanoni	200,000	11.5%	1/1/2007

ComEd

Name	Base Salary	Percent Increase	Effective Date
Clark	$465,000	5.7%	3/1/2007
McDonald	313,000	4.3%	3/1/2007
Mitchell	432,000	4.1%	3/1/2007
Hooker	280,000	5.7%	3/1/2007
Pramaggiore	280,000	7.7%	3/1/2007

In August 2007, upon the retirement of Mr. Skolds, the compensation committee recommended, and the board of directors approved, a reorganization of the senior management of Generation, ComEd and PECO. In connection with new responsibilities determined in connection with this reorganization, the following NEOs received promotions or reassignments and base salary adjustments, effective as of September 3, 2007. The NEOs receiving these base salary increases are not scheduled to receive any annual increase in base salary until March 2009.

Generation and PECO

Name	Base Salary	Percent Increase	Effective Date
Crane	$600,000	9.1%	9/3/2007
O’Brien	480,000	14.3%	9/3/2007
Adams	320,000	11.9%	9/3/2007
Pardee	475,000	15.9%	9/3/2007

ComEd

Name	Base Salary	Percent Increase	Effective Date
Clark	$510,000	9.7%	9/3/2007
Mitchell	460,000	6.5%	9/3/2007
Costello	400,000	6.7%	9/3/2007
Pramaggiore	325,000	16.1%	9/3/2007

How 2007 annual incentives were determined

For 2007, the annual incentive payments to Mr. Rowe and each of nine other senior executives were funded by a notional incentive pool established by the Exelon compensation committee under the Annual Incentive Plan for Senior Executives, a shareholder-approved plan, which is intended to comply with Section 162(m). The incentive pool was funded with 1.5% of Exelon’s operating income, the same percentage used in 2006, but was not fully distributed to participants because the committee decided on substantially lesser awards.

Annual incentive payments for 2007 to Messrs. Rowe, McLean, Crane, Clark, Skolds, Young and Mehrberg were made from the portion of the incentive pool available to fund awards for each of them based on the company’s operating earnings per share, adjusted for non-operating charges and other one-time, unusual and non-recurring items.

In accordance with the design of the annual incentive program, the compensation committee reviewed 2007 earnings and decided not to include the effects of significant one-time charges or credits that are not normally associated with ongoing operations and mark-to-market adjustments from economic hedging activities in adjusting earnings for purposes of making awards under the annual incentive plan. The adjusted earnings are consistent with the adjusted (non-GAAP) operating earnings that Exelon reports in its quarterly earnings releases. For 2007, the adjustments included:

•	the cost of Illinois rate relief associated with the legislative settlement and a settlement with the City of Chicago,

•	a gain on the termination of a power purchase agreement,

•	losses on mark-to-market adjustments,

•	gains on investments in synthetic-fuel producing facilities,

•	the loss from subleasing a generating station,

•	the net positive effect of non-cash deferred tax items,

•	a reduction in estimated nuclear decommissioning costs, and

•	the positive effect of adjustments relating to sales of businesses.

2007 annual incentive payments for other NEOs were based upon a combination of adjusted (non-GAAP) operating earnings per share and other company and business unit financial and operating measures. For executives with general corporate responsibilities, the goal was adjusted (non-GAAP) operating earnings per share so that they would focus their efforts on overall corporate performance. For executives with specific business unit responsibilities, the goals were a mix of earnings per share (so that they would focus on overall corporate performance) and business unit financial and/or operating measures, depending on the nature of their responsibilities; under the terms of the plan, the business unit financial measures are adjusted from GAAP measures. The following table summarizes the goals and weights applicable to the NEOs for 2007:

Exelon, Generation and PECO

Name	Adjusted Operating Earnings Per Share	Adjusted Generation Net Income	Adjusted PECO Net Income	Exelon Nuclear Fleet- Wide Capacity Factor	Adjusted PECO Total Cost	Exelon Nuclear Non-Fuel Production Cost	Adjusted BSC Total Cost	PECO Reliability & Safety Measures	BSC Finance Expense vs. Budget
Rowe	100%	0%	0%	0%	0%	0%	0%	0%	0%
Skolds	100%	0%	0%	0%	0%	0%	0%	0%	0%
O’Brien	50%	0%	25%	0%	0%	0%	0%	25%	0%
Young	100%	0%	0%	0%	0%	0%	0%	0%	0%
Barnett	25%	0%	25%	0%	25%	0%	0%	25%	0%
Mehrberg	100%	0%	0%	0%	0%	0%	0%	0%	0%
Crane	50%	25%	0%	25%	0%	0%	0%	0%	0%
McLean	50%	50%	0%	0%	0%	0%	0%	0%	0%
Pardee	25%	25%	0%	25%	0%	25%	0%	0%	0%
Adams	25%	0%	25%	0%	25%	0%	0%	25%	0%
Crutchfield	25%	0%	25%	0%	25%	0%	0%	25%	0%
Galvanoni	50%	0%	0%	0%	0%	0%	25%	0%	25%

ComEd

Name	Adjusted Operating Earnings Per Share	Adjusted ComEd Net Income	Adjusted ComEd Total Cost	Adjusted BSC Total Cost	ComEd Reliability & Safety Measures
Clark	0%	50%	25%	0%	25%
McDonald	0%	50%	25%	0%	25%
Mitchell	0%	50%	25%	0%	25%
Hooker	0%	50%	25%	0%	25%
Pramaggiore	0%	50%	25%	0%	25%
Costello*	50%	0%	0%	50%	0%

*	Mr. Costello transferred to Exelon effective September 3, 2007. Under the terms of the 2007 AIP, his annual incentive award was based on the applicable Exelon KPIs as of December 31, 2007.

The following table describes the performance scale and result for the 2007 goals:

Exelon, Generation, and PECO

2007 Goals	Threshold	Target	Distinguished	2007 Results	Payout as a Percentage of Target
Adjusted (non-GAAP) Operating Earnings Per Share (EPS)	$3.65	$4.15	$4.45	$4.32	156.67%
Adjusted Generation Net Income ($M)	$2,200	$2,350	$2,450	$2,394	144.20%
Adjusted PECO Net Income ($M)	$375	$408	$435	$477	200.00%
Exelon Nuclear Fleet-Wide Capacity Factor	92.0%	94.0%	95.0%	94.5%	150.00%
Adjusted PECO Total Cost ($M)	$785	$747	$717	$740	123.33%
Exelon Nuclear Non-Fuel Production Cost ($/MWh)	$11.78	$11.15	$10.85	$11.12	99.19%
Adjusted BSC Total Cost ($M)	$597.7	$569.2	$552.1	$549.8	200.00%
PECO Reliability Measure - Customer Average Interruption Duration Index (CAIDI) (minutes per outage)	132	110	100	106	140.00%
PECO Reliability Measure - System Average Interruption Frequency Index (SAIFI) (outages per customer)	1.23	1.12	1.06	0.98	200.00%
PECO Safety Measure - Occupational Safety and Health Administration (OSHA) Recordable Rate	1.93	0.96	0.86	1.13	91.24%
BSC Finance - Expense vs. Budget ($M)	$145.1	$135.1	$131.0	$131.6	184.67%

ComEd

2007 Goals	Threshold	Target	Distinguished	2007 Results	Payout as a Percentage of Target
Adjusted ComEd Net Income ($M)	$65	$103	$130	$188	200.00%
Adjusted ComEd Total Cost ($M)	$1,732	$1,649	$1,583	$1,650	99.40%
ComEd Reliability Measure - CAIDI (minutes per outage)	116	97	87	97	100.00%
ComEd Reliability Measure - SAIFI (outages per customer)	1.33	1.21	1.15	1.25	83.33%
ComEd Safety Measure - OSHA Recordable Rate	1.93	1.30	1.17	1.25	138.46%

Annual incentive payments were also based on customer satisfaction as measured by performance on the American Customer Satisfaction Index (ACSI) Proxy objective.

The ACSI Proxy captures the overall opinions from customers in all segments – residential, large commercial and industrial and small commercial and industrial. If the ACSI Proxy fell into the third quartile of peer group utilities, AIP awards would have been reduced by 2.5%. If the ACSI Proxy fell into the fourth quartile of peer group utilities, AIP awards would have been reduced by 5%. If the ACSI Proxy rose from the second quartile to the first quartile, the AIP Awards would have been increased by 5%. An independent research firm tabulates the ACSI score after asking residential customers to rate their utility using three survey measures: how satisfied customers are with the company overall; the extent to which the company falls short or exceeds customers’ expectations; and how close the company is to their ideal energy utility company. The company includes small and large commercial and industrial components that mirror the ACSI.

For the evaluation period of first quarter of 2007 through third quarter of 2007 the company achieved a score of 69.1, which was in the third quartile. As a result of the low achievement under the 2007 customer satisfaction objective, all annual incentive payments were reduced by 2.5%.

In making annual incentive awards, the compensation committee has the discretion to reduce or not pay awards even if the targets are met. Although the impact of the Illinois settlement was excluded from the determination of earnings for 2007 for incentive compensation purposes ($448.2 million in 2007 and $234.5 million in 2008), management recommended reductions in the awards to officers because the cost of the settlement was significant: 20% for Mr. Rowe and the executive vice presidents, and 10% for other officers. Because the committee felt that the settlement was good for the company, the compensation committee determined that the recommended reductions were too harsh, and approved reducing annual incentive awards by 20% for Mr. Rowe, and 10% for the other executive vice presidents (but not for Messrs. Crane and O’Brien, who were not executive vice presidents at the time of the settlement). The committee also determined that individual performance multipliers would be capped at 100% for all officers.

The 2007 annual incentive awards for the ComEd executives were calculated at 146.4% of target, while the awards for all other ComEd participants were calculated at 97.7% of target. The difference was largely due to the executive’s goals being heavily weighted on ComEd net income, while the other participants’ goals were heavily weighted on total cost. To address the disparity, ComEd management proposed, the compensation committee recommended, and the ComEd board approved, a 15% reduction in the awards for all ComEd executives.

The 2007 annual incentive program included the following shareholder protection features:

•	If target earnings per share are not achieved, then operating company/business unit key performance indicator payments are limited to target payout (100%)

•

If earnings per share are greater than or equal to target, but less than 150% of target, then the operating company/business unit key performance indicator payments are limited to 150% of target payout

•

If earnings per share are greater than or equal to target and operating company net income is greater than or equal to target, then the operating company/business unit will receive the average of the capped and uncapped payout.

As a result of the strength of 2007 earnings, none of the shareholder protection features were applied in 2007.

Based on the performance against the goals shown in the tables above, and taking into account the reductions for low achievement under the customer satisfaction goal and for the cost of the Illinois settlement and the disparity in the ComEd awards discussed above, the compensation committee recommended and the Exelon or the ComEd board of directors, as the case may be (or in the case of Mr. Rowe, the independent directors) approved the following awards for the NEOs:

Exelon, Generation, and PECO	Payout as a % of Target (pre-IPM)	Payout $	IPM %	Payout $ (post-IPM)	Award Reduction %	Final Payout $
Rowe	152.7%	$2,100,312	100%	$2,100,312	20%	$1,680,249
Skolds*	—	—	—	—	—	344,178
O’Brien	162.7	468,642	100	468,642	—	468,642
Young	152.7	625,511	100	625,511	10	562,960
Barnett	154.6	221,075	100	221,075	—	221,075
Mehrberg	152.7	625,511	100	625,511	10	562,960
Crane	148.1	577,536	100	577,536	—	577,536
McLean	146.7	448,084	100	448,084	10	403,276
Pardee	134.1	350,277	100	350,277	—	350,277
Adams	154.6	222,621	100	222,621	—	222,621
Crutchfield	154.6	154,598	100	154,598	—	154,598
Galvanoni	170.1	119,096	100	119,096	—	119,096

ComEd	Payout as a % of Target (pre-IPM)	Payout $	IPM %	Payout $ (post-IPM)	Award Reduction %	Final Payout $
Clark	146.4%	$559,806	100%	$559,806	15%	$475,835
McDonald	146.4	229,045	100	229,045	15	194,688
Mitchell	146.4	403,939	100	403,939	15	343,348
Hooker	146.4	163,918	100	163,918	15	139,330
Pramaggiore	146.4	190,261	100	190,261	15	161,722
Costello**	173.9	347,750	100	347,750	—	347,750

*	Under the terms of the AIP for senior executives, upon his retirement Mr. Skolds received a pro-rated target award.
**	Mr. Costello transferred to Exelon effective September 3, 2007. Accordingly, his annual incentive award was not subject to the 15% ComEd executive award reduction.

In addition to the annual incentive plan awards, in August 2007 the compensation committee recommended and the ComEd board approved cash recognition awards for certain officers and key managers who were instrumental in negotiating the settlement legislation in Illinois that protected customers, markets and shareholders. The ComEd NEOs who received awards and the amounts they received are set forth below:

John T. Hooker	$150,000
Anne R. Pramaggiore	150,000
Robert F. McDonald	100,000

How long-term incentives were determined

The compensation committee reviewed the amount of long-term compensation paid in the peer group for positions comparable to the positions held by the named executive officers and then applied a ratio of stock options to performance shares in order to determine the target long-term equity incentives for each named executive officer, using Black-Scholes valuation for stock options and a 90 day weighted-average price for the preceding quarter to value performance shares. For 2007, the compensation committee determined that the mix of long-term incentive compensation for Exelon

Corporation senior officers, including the NEOs, should be changed to 25% stock options and 75% performance shares, from 35% stock options and 65% performance shares in 2006. This determination was based on the compensation committee’s review of competitive data for the peer group and considerations of the effect of the implementation of SFAS 123-R on the accounting for equity-based compensation. Stock option grants for 2007 were all at the targeted amounts. The actual amounts of performance shares awarded to the named executive officers depended on the extent to which the performance measures were achieved.

Stock option awards

The company granted non-qualified stock options to the Exelon Corporation senior officers, including the NEOs, but excluding the ComEd NEOs, on January 22, 2007. These options were awarded at an exercise price of $59.96, which was the closing price on the January 22, 2007 grant date.

Exelon performance share unit awards

The 2007 Long-Term Performance Share Unit Award Program was based on two measures, Exelon’s three-year Total Shareholder Return (TSR), compounded monthly, as compared to the TSR for the companies listed in the Dow Jones Utility Index (60% of the award), and Exelon’s three-year TSR, as compared to the companies in the Standard and Poor’s 500 Index (40% of the award).

Payouts are determined based on the following scale: the threshold TSR Position Ranking, for a 50% of target payout, was the 25th percentile; the target, for a 100% payout, was 50th percentile; and distinguished, for a 200% payout, was the 75th percentile, with payouts interpolated for performance falling between the threshold, target, and distinguished levels.

Exelon exceeded target performance levels with respect to both TSR measures. For the performance period of January 1, 2005 through December 31, 2007, Exelon’s relative ranking of TSR as compared to the Dow Jones Utility Index was between the target and distinguished levels (68.7 percentile ranking or 174.8% of target payout). For the same time period, the company’s relative ranking of TSR in the S&P 500 Index was at the distinguished level (89.0 percentile ranking or 200% of target payout). Overall performance against both measures combined resulted in a payout to participants for 2007 that represented 184.9% of each participant’s target opportunity.

The amount of each NEO’s target opportunity was based on the portion of the long-term incentive value for each NEO attributable to performance share units (75%) and the weighted average Exelon stock price for the fourth quarter of 2006.

Based on the formula, 2007 Performance Share Unit Awards for NEOs were as set forth in the following table. Performance share units vest one-third on the grant date, one-third after one year, and one-third after two years.

Exelon, Generation, and PECO	Shares	Value *	Form of Payment **
Rowe	120,185	$8,808,359	100% Cash
Skolds	24,062	1,763,504	100% Cash
O’Brien	16,641	1,219,619	100% Cash
Young	28,660	2,100,491	100% Cash
Barnett	7,396	542,053	50% Cash / 50% Stock
Mehrberg	28,660	2,100,491	100% Cash
Crane	28,660	2,100,491	100% Stock
McLean	28,660	2,100,491	100% Cash
Pardee	16,641	1,219,619	50% Cash / 50% Stock
Adams	7,396	542,053	50% Cash / 50% Stock
Crutchfield	4,623	338,820	100% Stock
Galvanoni	3,328	243,909	100% Stock

*	Based on the Exelon closing stock price of $73.29 on January 28, 2008.
**	Form of payment based on stock ownership level. Stock payment means amounts paid in shares of Exelon common stock. Refer to the Stock Ownership Guidelines section in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The figures in this column are not the same as the figures reported in column E of the Summary Compensation Tables because of the effect of the vesting requirement.

2007-2009 ComEd Long-Term Incentive Program

In 2007 the compensation committee recommended, and the ComEd board adopted, a long-term incentive program designed to align the incentive compensation program with ComEd’s status as a fully regulated operating company. Accordingly, the program pays out in cash; there is no Exelon equity component to the program. The program for the 2007-2009 performance period is based on ComEd’s executive’s ability to avoid adverse legislation and maintain competitive power procurement with cost pass through as well as make appropriate progress in ComEd’s 2007-2011 business plan. The measures are qualitative and quantitative and encompass financial (one-third), operational (one-third), and regulatory and legislative (one-third) goals for the three-year target. There is a subjective element to payouts under the program. Financial goals for the performance cycle are that by year-end 2009, ComEd’s 2010 budget should reflect financial stability as evidenced by financial measures such as an industry median, adjusted (non-GAAP) operating return on equity, with the milestone for year-end 2007 being an adjusted (non-GAAP, e.g., excluding goodwill) return on equity at 2.9% with 57% debt; the threshold for this milestone is 2%, with distinguished at 3.5%. Operational goals are measured by ComEd CAIDI and ComEd SAIFI. The performance cycle goals are to achieve second quartile (or the level agreed to with the Illinois Commerce Commission) with targets of 1.15 and 92, respectively. The 2007 milestone is SAIFI of 1.21, with threshold at 1.33 and distinguished at 1.15, and CAIDI at 97, with threshold at 116 and distinguished at 87. The regulatory/legislative goals for the performance cycle are measured by ratemaking, preservation of the power procurement process, and avoidance of harmful legislation. The goals for the performance cycle are having in place a rate-making process that minimizes regulatory lag while providing for recovery of prudently-incurred costs; having a power procurement process that is routine and provides for the pass-through of power costs to customers; and avoiding adverse legislation. The 2007 milestones are having a plan in place for future rate cases, filing a delivery service tariff rate case and a transmission rate case, having a plan in place for any required modifications to the procurement process that will still allow for the recovery of procurement costs from customers, and avoiding adverse legislation that would significantly impact financial goals.

ComEd met threshold and target levels for operational goals, and exceeded target performance levels with respect to both financial and regulatory/legislative goals. For the performance period of January 1, 2007 through December 31, 2007, ComEd achieved above target performance relative to CAIDI (outage duration) and threshold performance relative to SAIFI (outage frequency). For the same time period, ComEd achieved a distinguished level of performance relative to 2007 operating return on equity. ComEd also achieved a distinguished level of performance relative to its regulatory and legislative goals. Based on their evaluation of this performance, the compensation committee recommended and the ComEd board approved payouts to participants for 2007 that represented 175% of each participant’s target opportunity.

Based on the formula, 2007 ComEd Long-Term Incentive Awards for NEOs were as set forth in the following table. The awards vest one-third on the grant date, one-third after one year, and one-third after two years.

ComEd	Value *	Form of Payment **
Clark	$1,813,000	100% Cash
McDonald	693,000	100% Cash
Mitchell	1,249,500	100% Cash
Pramaggiore	556,500	100% Cash
Hooker	556,500	100% Cash
Costello	693,000	100% Cash

*	Based on 175% of target opportunity.
**	Form of payment is 100% cash. The figures in this column are not the same as the figures reported in column E of the Summary Compensation Tables because of the effect of the vesting requirement.

In July 2004, the compensation committee and the board of directors approved a restricted stock opportunity for Mr. Clark of up to 10,000 shares, with up to 5,000 to be awarded in 2007 and up to 5,000 to be awarded in 2009, based on the qualitative assessment by the Chairman and CEO of Mr. Clark’s performance with respect to regulatory objectives and the compensation committee’s and the board of directors’ approval. In recognition of Mr. Clark’s success in obtaining ICC approval of the auction for energy procurement in Illinois, overseeing the auction process, and negotiating the Illinois legislative settlement, the compensation committee and the board of directors approved a grant of 5,000 shares effective upon the enactment of the Illinois settlement legislation. This award was settled in cash instead of stock.

Retention Awards

In May 2007, the compensation committee approved a retention award for Mr. Galvanoni. In August 2007, the compensation committee recommended, and the ComEd or Exelon boards approved, retention awards of restricted stock units for certain officers with specialized skills in the legislative and operational areas. These restricted stock units may be settled in cash or shares at the discretion of the compensation committee. The NEOs who received such awards and the number of restricted stock units they received is set forth below:

Name	Shares	Vesting
J. Barry Mitchell	5,000	100% after 3 years
John T. Hooker	4,000	100% on 12/31/2008
Anne R. Pramaggiore	4,000	100% after 5 years
Christopher Crane	15,000	100% after 4 years
Matthew R. Galvanoni	3,000	100% after 4 years

Severance Payments

The compensation committee recommended, and the board approved, a retirement and separation agreement for Mr. John L. Skolds in which he agreed to restrictive covenants relating to non-solicitation, non-competition, confidential information, intellectual property, non-disparagement, and a standstill. Mr. Skolds also executed a waiver and release. In consideration for the agreement and the settlement and release, Exelon paid Mr. Skolds $1,172,500, representing his current annual base salary and target annual incentive for 2007. The cash payment is to be paid in a lump sum no later than the second payroll date following the date that is six months after September 7, 2007. This payment was made as a result of significant organizational changes required to support the legislative and regulatory environment and in recognition of his significant contributions to Exelon’s success. Mr. Skolds was not eligible for severance benefits under the Senior Management Severance Plan, which would have provided two times annual base salary and target annual incentive.

Mr. Randall E. Mehrberg resigned from his position as Exelon’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer, effective as of the close of business on December 31, 2007. Mr. Mehrberg will remain as an employee of Exelon through June 30, 2008, or such earlier time that he accepts alternative employment or as otherwise mutually agreed, to cooperate with the orderly transition of his duties and to assist in the design and implementation of Exelon’s environmental initiatives. He will remain eligible for salary and annual incentive compensation through June 30, 2008. Mr. Mehrberg has entered into a retirement and separation agreement, the terms of which are consistent with the terms of the Exelon Corporation Senior Management Severance Plan and the Exelon Corporation Long-Term Incentive Plan, in which he has agreed to restrictive covenants relating to non-solicitation, non-competition, confidential information, intellectual property, and non-disparagement. He will receive a distribution of his account balances under the Exelon Corporation Deferred Compensation and Stock Deferral Plans on or about March 15, 2008, and will receive a distribution of his accrued benefit under the Exelon Corporation Supplemental Management Retirement Plan on or about July 15, 2008.

Tax Consequences

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

Because it is not “qualified performance-based compensation” within the meaning of Section 162(m), base salary is not eligible for a Federal income tax deduction to the extent that it exceeds $1 million. Accordingly, Exelon is unable to deduct that portion of Mr. Rowe’s base salary in excess of $1 million. Annual incentive payments to NEOs and performance share units are intended to be qualified performance-based compensation under Section 162(m), and are therefore deductible for Federal income tax purposes. However, because of element of compensation committee and ComEd board of directors discretion in the 2007-2009 ComEd Long-Term Incentive Program, payments under that program are not eligible for Federal income tax deduction to the extent that, combined with an individual’s base salary, payments exceed $1 million. Restricted stock and restricted stock units are not deductible by the company for Federal income tax purposes under the provisions of Section 162(m) if NEO compensation that is not “qualified performance-based compensation” is in excess of $1 million.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2007 Annual Report on Form 10-K and the 2008 Proxy Statement.

February 6, 2008

The Compensation Committee

Rosemarie B. Greco, Chair

M. Walter D’Alessio

William C. Richardson

Stephen D. Steinour

Summary Compensation Table

The tables below summarize the total compensation paid or earned by each of the named executive officers of Exelon, Generation, PECO (shown in one table because of the overlap in their named executive officers) and ComEd for the year ended December 31, 2007.

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

Stock awards include awards of performance share units. All performance share units are made pursuant to the terms of the 2006 Long-Term Incentive Plan based upon the achievement of goals, as described above. One-third of the award vests upon the award date with the balance vesting ratably over the next two years. Upon retirement or involuntary termination not for cause, earned but non-vested shares are eligible for accelerated vesting. The form of payment provides for payment in Exelon common stock to executives with lower levels of ownership, with increasing portions of the payments being made in cash as executives’ stock ownership levels increase in excess of the ownership guidelines. If an executive achieves 125% or more of the applicable ownership target, performance shares will be paid half in cash and half in stock. If executives, executive vice presidents and above, achieve 200% or more of the applicable ownership target, their performance shares will be paid entirely in cash. Stock awards also include restricted stock or stock unit awards. When awarded, restricted stock or stock units are earned by continuing employment for a pre-determined period of time or, in some instances, after certain performance requirements are met. In some cases, the award may vest ratably over a period; in other cases, it vests as a whole at one or more pre-determined dates. Amounts of restricted shares held by each NEO, if any, are shown in the footnotes to the Summary Compensation Table.

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

Non-equity incentive plan compensation includes the amounts earned under the annual incentive plan by the extent to which the applicable financial and operational goals were achieved. The annual incentive plan for 2007 is described in Compensation Discussion and Analysis above.

Exelon, Generation and PECO

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 19 (D)	Stock Awards ($) See Note 20 (E)	Option Awards ($) See Note 21 (F)	Non-Equity Incentive Plan Compensation ($) See Note 22 (G)	Pension Value and Nonqualified Deferred Compen- sation Earnings ($) See Note 23 (H)	All Other Compen- sation ($) See Note 24 (I)	Total ($) (J)
Rowe(1)	2007	$1,361,154	$—	$12,728,849	$2,798,893	$1,680,249	$504,385	$418,026	$19,491,556
	2006	1,291,918	168,345	10,527,089	1,324,393	1,683,455	856,413	575,455	16,427,068

Skolds(2)	2007	470,269	0	2,701,285	834,190	344,178	1,363,791	1,276,979	6,990,692
	2006	630,959	0	3,012,980	863,280	616,744	381,656	165,376	5,670,995

O’Brien(3)	2007	450,154	0	1,283,926	236,185	468,642	99,320	96,339	2,634,566
	2006	395,959	20,786	1,063,147	201,293	207,868	118,966	91,324	2,099,343

Young(4)	2007	578,538	0	2,787,570	383,148	562,960	74,623	125,378	4,512,217
	2006	546,767	0	2,174,945	310,360	498,575	77,622	158,808	3,767,077

Barnett(5)	2007	283,969	50,000	552,877	99,003	221,075	33,065	80,037	1,320,026
Mehrberg(6)	2007	580,385	0	3,045,650	641,170	562,960	280,886	2,179,620	7,290,671
	2006	556,767	0	2,917,114	746,480	507,640	263,587	144,995	5,136,583

Crane(7)	2007	558,000	0	2,161,974	482,210	577,536	442,503	158,029	4,380,252
	2006	505,959	43,911	1,545,742	309,035	439,110	352,298	131,404	3,327,459

McLean(8)	2007	482,500	0	2,593,306	473,898	403,276	53,160	96,874	4,103,014
	2006	442,575	0	1,811,526	407,167	383,145	62,625	102,602	3,209,640

Pardee(9)	2007	426,308	0	1,216,555	226,270	350,277	110,591	69,591	2,399,592

Adams(10)	2007	305,008	0	608,872	154,635	222,621	74,219	10,602	1,375,957

Crutchfield(11)	2007	258,106	0	333,581	58,868	154,598	26,463	35,732	867,348

Galvanoni(12)	2007	199,603	0	174,288	60,145	119,096	20,969	12,707	586,808

ComEd

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 19 (D)	Stock Awards ($) See Note 20 (E)	Option Awards ($) See Note 21 (F)	Non-Equity Incentive Plan Compensation ($) See Note 22 (G)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) See Note 23 (H)	All Other Compen- sation ($) See Note 24 (I)	Total ($) (J)
Clark(13)	2007	$474,231	$—	$566,726	$121,635	$2,288,853	$391,782	$146,412	$3,989,639
	2006	440,000	0	2,239,794	592,755	326,584	158,233	162,925	3,920,291

McDonald(14)	2007	310,600	100,000	322,790	43,710	887,688	225,879	74,566	1,965,233
	2006	300,000	83,565	846,087	205,980	171,285	231,287	90,596	1,928,800

Mitchell(15)	2007	437,477	0	573,100	69,158	1,592,848	736,464	138,596	3,547,643
	2006	415,000	14,217	1,457,599	374,958	284,334	719,747	167,546	3,433,401

Hooker(16)	2007	277,231	150,000	293,558	40,930	695,830	283,124	65,433	1,806,106

Pramaggiore(17)	2007	290,154	150,000	276,416	55,192	347,222	36,593	43,225	1,198,802

Costello(18)	2007	382,692	0	330,438	54,413	1,040,750	721,989	109,783	2,640,065
	2006	351,767	0	850,199	209,755	214,107	415,629	89,081	2,130,538

Notes to the Summary Compensation Tables

[1]	John W. Rowe, Chairman, President & CEO, Exelon. Mr. Rowe is an executive officer of Exelon, Generation and PECO.
[2]	John L. Skolds, Executive Vice President, Exelon; President, Exelon Energy Delivery and Exelon Generation through September, 2007. Mr. Skolds was an executive officer of Exelon, Generation and PECO.
[3]	Denis P. O’Brien, Executive Vice President, Exelon; President & CEO, PECO.
[4]	John F. Young, Executive Vice President, Finance & Markets and Chief Financial Officer (CFO), Exelon, Generation and PECO.
[5]	Phillip S. Barnett, Senior Vice President and CFO, PECO.
[6]	Randall E. Mehrberg, Executive Vice President, Chief Administrative Officer & Chief Legal Officer, Exelon (through 12/31/07).
[7]	Christopher M. Crane, Executive Vice President, Exelon; Chief Operating Officer (COO), Exelon Generation.
[8]	Ian P. McLean, Executive Vice President, Finance & Markets, Exelon; President, Exelon Power Team and Generation.
[9]	Charles G. Pardee, Senior Vice President, Exelon; Chief Nuclear Officer, Exelon Nuclear.
[10]	Craig L. Adams, Senior Vice President & COO, PECO.
[11]	Lisa Crutchfield, Senior Vice President, Regulatory and External Affairs, PECO.
[12]	Matthew R. Galvanoni, Vice President and Controller, Exelon Energy Delivery, Principal Accounting Officer, ComEd and PECO.
[13]	Frank M. Clark, Chairman and CEO, ComEd.
[14]	Robert K. McDonald, Senior Vice President and CFO, ComEd.
[15]	J. Barry Mitchell, President & COO, ComEd.
[16]	John T. Hooker, Senior Vice President, State Legislative and Governmental Affairs, ComEd.
[17]	Anne R. Pramaggiore, Executive Vice President, Customer Operations, Regulatory & External Affairs, ComEd.
[18]	John T. Costello, Senior Vice President, Operational Governance & Quality Assurance, Exelon; Executive Vice President and COO, ComEd, through September, 2007.
[19]

In recognition of their overall performance, certain NEOs received an individual performance multiplier to their annual incentive payment in 2006. In addition, Mr. Hooker, Ms. Pramaggiore and Mr. McDonald each received a special recognition award during 2007 for their performance with respect to regulatory matters. Also, Mr. Barnett received a special payment during 2007 for accepting an assignment requiring him to relocate back to the Philadelphia area.

[20]

The amounts shown in this column include the compensation expense recognized in the financial statements for 2007 for the performance share awards granted on January 29, 2008 with respect to the three-year performance period ending December 31, 2007, and the expense recognized during 2007 for performance share awards granted in previous years, as well as the expense recognized during 2007 for restricted stock awards made to many of these officers in 2007 or previous years. For a discussion of the assumptions made in the valuation of these awards under SFAS No. 123-R, see note 12 to the financial statements. For purposes of this table, estimates of forfeitures related to service-based vesting conditions have been disregarded.

[21]

The amounts shown in this column include the compensation expense recognized in the financial statements for 2007 for the award of non-qualified options to purchase Exelon common stock granted on January 22, 2007, as well as the expense recognized during 2007 for stock option grants awarded in previous years. For a discussion of the assumptions made in the valuation of these awards under SFAS No. 123-R, see note 12 to the financial statements. For purposes of this table, estimates of forfeitures related to service-based vesting conditions have been disregarded.

[22]

The amounts shown in this column represent payments made pursuant to the Annual Incentive Plan and the ComEd Long-Term Incentive Plan. Both programs are paid with respect to 2007 performance and were awarded on January 22, 2008. The table below details ComEd Employee’s payments applicable to the Annual Incentive Plan and the ComEd Long-Term Incentive Plan.

Name	Year	Annual Incentive Plan	ComEd Long-Term Incentive Plan	Total
Clark	2007	$475,853	$1,813,000	$2,288,853
	2006	326,584	—	326,584
McDonald	2007	194,688	693,000	887,688
	2006	171,285	—	171,285
Mitchell	2007	343,348	1,249,500	1,592,848
	2006	284,334	—	284,334
Hooker	2007	139,330	556,500	695,830
Pramaggiore	2007	161,722	185,500	347,222
Costello	2007	347,750	693,000	1,040,750
	2006	214,107	—	214,107

[23]	The amounts shown in the column represent the change in the accumulated pension benefit from December 31, 2006 to December 31, 2007.
[24]	The amounts shown in this column include the items summarized in the following tables:

Exelon, Generation and PECO

All Other Compensation

Name (a)	Perquisites $ See Note 1 (b)	Reimburse- ment for Income Taxes $ See Note 2 (c)	Discount on Securities Purchased from the Company $ See Note 3 (d)	Payments or Accruals for Termination or Change in Control (CIC) $ See Note 4 (e)	Company Contributions to Savings Plans $ See Note 5 (f)	Company Paid Term Life Insurance Premiums $ See Note 6 (g)	Dividends or Earnings not included in Grants $ See Note 7 (h)	Total $ (i)
Rowe	$162,994	$14,137	$0	$0	$68,058	$172,837	$—	$418,026

Skolds	20,981	871	0	1,213,341	24,158	684	16,944	1,276,979

O'Brien	27,059	3,421	0	0	21,608	25,341	18,910	96,339

Young	48,116	6,716	0	0	28,927	37,219	4,400	125,378

Barnett	24,183	31,877	0	0	12,548	0	11,429	80,037

Mehrberg	41,311	5,248	0	2,064,639	29,019	39,403	0	2,179,620

Crane	28,672	459	0	0	27,900	32,718	68,280	158,029

McLean	22,211	1,721	0	0	24,125	48,817	0	96,874

Pardee	24,814	135	0	0	21,315	0	23,327	69,591

Adams	5,978	0	0	0	0	0	4,624	10,602

Crutchfield	15,839	208	0	0	11,250	0	8,435	35,732

Galvanoni	0	0	0	0	8,747	0	3,960	12,707

ComEd

All Other Compensation

Name (a)	Perquisites $ See Note 1 (b)	Reimburse- ment for Income Taxes $ See Note 2 (c)	Discount on Securities Purchased from the Company $ See Note 3 (d)	Payments or Accruals for Termination or CIC $ See Note 4 (e)	Company Contributions to Savings Plans $ See Note 5 (f)	Company Paid Term Life Insurance Premiums $ See Note 6 (g)	Dividends or Earnings not included in Grants $ See Note 7 (h)	Total $ (i)
Clark	$64,664	$7,710	$0	$0	$23,712	$39,326	$11,000	$146,412

McDonald	26,456	0	0	0	15,530	19,380	13,200	74,566

Mitchell	25,944	2,083	0	0	21,874	71,095	17,600	138,596

Hooker	22,132	1,079	0	0	13,862	26,600	1,760	65,433

Pramaggiore	22,590	0	0	0	8,755	0	11,880	43,225

Costello	20,493	271	0	0	19,135	46,798	23,086	109,783

Notes to All Other Compensation Tables

[1]	The amounts shown in this column represent the incremental cost to Exelon to provide certain perquisites to NEOs as summarized in the Perquisites Table.
[2]

Officers receive a reimbursement to cover applicable taxes on imputed income for business-related spousal travel, certain club memberships and relocation expenses because the personal benefit is closely related to the business purpose.

[3]	Exelon does not provide any discounts on securities purchased through the company other than that offered to all employees who participate in Exelon’s Employee Stock Purchase Plan (ESPP).

[4]

Represents the expense Exelon has recorded during 2007 after the announcement of the officer’s retirement or resignation for severance related costs including salary and Annual Incentive Plan (AIP) continuation, payroll taxes, outplacement fees and medical benefits for a specified period of time

[5]

Represents company matching contributions to the NEO’s qualified and non-qualified savings plans. The 401(k) plan is available to all employees and the annual contribution for 2007 was generally limited to $15,000. NEOs and other officers may participate in the Deferred Compensation Plan, into which payroll contributions in excess of the specified IRS limit are credited under the separate, unfunded, plan which has the same portfolio of investment options as the 401(k) plan.

[6]

Exelon provides basic term life insurance, accidental death and disability insurance, and long-term disability insurance to all employees, including NEOs. The values shown in this column include the premiums paid during 2007 for additional term life insurance policies for the NEOs, additional supplemental accidental death and dismemberment insurance and for additional long-term disability insurance over and above the basic coverage provided to all employees. Mr. Rowe has two term life insurance policies and one additional accidental death and dismemberment policy.

[7]

The amounts shown represent the dividends on current equity awards that have not been included in the values shown in the column labeled Stock Awards in the Summary Compensation Tables above. The values shown represent regular dividends on common stock paid in cash during the year on each officer’s unvested restricted stock, and for certain officers, the value of reinvested regular dividends earned during 2007 on their unvested performance share balances which were distributed in stock upon vesting on January 22, 2008.

Exelon, Generation and PECO

Perquisites

Name (a)	Personal and Spouse Travel $ See Note 1 (b)	Automobile Lease and Parking $ See Notes 2&3 (c)	Financial Estate and Tax Planning Services $ See Note 4 (d)	Dining, Health and Airline Club Memberships $ See Note 5 (e)	Other Items $ See Note 6 (f)	Total $ (g)
Rowe	$120,281	$18,002	$13,464	$11,077	$170	$162,994
Skolds	131	13,264	6,340	835	411	20,981
O'Brien	348	16,010	5,485	3,644	1,572	27,059
Young	3,969	19,772	19,011	3,970	1,394	48,116
Barnett	0	15,552	8,281	350	0	24,183
Mehrberg	1,077	20,651	14,018	5,144	421	41,311
Crane	160	18,136	9,955	0	421	28,672
McLean	768	18,372	0	350	2,721	22,211
Pardee	0	13,883	10,000	350	581	24,814
Adams	0	5,978	0	0	0	5,978
Crutchfield	0	15,839	0	0	0	15,839
Galvanoni	0	0	0	0	0	0

ComEd

Perquisites

Name (a)	Personal and Spouse Travel $ See Note 1 (b)	Automobile Lease and Parking $ See Notes 2&3 (c)	Financial Estate and Tax Planning Services $ See Note 4 (d)	Dining, Health and Airline Club Memberships $ See Note 5 (e)	Other Items $ See Note 6 (f)	Total $ (g)
Clark	$1,488	$43,262	$11,892	$7,600	$422	$64,664
McDonald	0	18,956	7,500	0	0	26,456
Mitchell	936	22,468	840	1,530	170	25,944
Hooker	140	21,992	0	0	0	22,132
Pramaggiore	0	22,590	0	0	0	22,590
Costello	0	19,665	375	0	453	20,493

Note to Perquisite Tables

[1]

Mr. Rowe is entitled to up to 50 hours of personal use of corporate aircraft each year. The figure shown in this column includes $108,810, representing the aggregate incremental cost to Exelon for Mr. Rowe’s personal use of corporate aircraft. This cost was calculated using the hourly cost for flight services paid to the aircraft vendor, Federal excise tax, fuel charges, and domestic segment fees. From time to time Mr. Rowe’s spouse accompanies Mr. Rowe in his travel on corporate aircraft. The aggregate incremental cost to the company, if any, for Mrs. Rowe’s travel on corporate aircraft is included in the table. For all executive officers, including Mr. Rowe, Exelon pays the cost of spousal travel, meals, and other related amenities when they attend company or industry-related events where it is customary and expected that officers attend with their spouses. The aggregate incremental cost to Exelon for these expenses is included in the table. In most cases, there is no incremental cost to Exelon of providing transportation or other amenities for a spouse, and the only additional cost to Exelon is to reimburse officers for the taxes on the imputed income attributable to their spousal travel, meals, and related amenities when attending company or industry-related events. This cost is shown in column B of the All Other Compensation Table above.

[2]

The company maintains several cars and drivers in order to provide transportation services for the NEOs and other officers to carry out their duties among the company’s various offices and facilities which are located throughout northeastern Illinois and southeastern Pennsylvania. Messrs. Rowe, Clark, and O’Brien are also entitled to limited personal use of the company’s cars and drivers, including use for commuting which allows them to work while commuting. The cost included in the table represents the estimated incremental cost to Exelon to provide limited personal service. This cost is based upon the number of hours that the drivers worked overtime providing services to each NEO, multiplied by the average overtime rate for drivers plus an additional amount for fuel and maintenance. Personal use was imputed as additional taxable income to Mr. Rowe, Mr. Clark, and Mr. O’Brien.

[3]

In 2007, Exelon provided officers with company vehicles, paid for insurance, maintenance, applicable taxes and provided a company-paid credit card for fuel purchases. Where required, such as in downtown Chicago, officers may also receive company-paid parking. Officers are imputed additional taxable income for that portion of their use of these perquisites that is personal; however, the figure shown in the table is the total cost to provide the automobile and related amenities to the officer. Exelon discontinued the leased vehicle perquisite for most officers effective in 2008.

[4]

In 2007, officers were allowed to use financial, estate and tax planning services through company-arranged vendors where the company pays for the service, or a vendor of their own choosing, for which the company will reimburse the officer for all reasonable expenses. Exelon discontinued this perquisite effective in 2008.

[5]

In 2007, officers were entitled to club memberships in each of the categories shown for the purpose of conducting business on behalf of the company. The amounts shown represent only the payment of membership dues. Variable costs for meals and other amenities are the responsibility of each named officer. When any variable costs are business-related, Exelon will reimburse the officer directly for such costs. Membership in country clubs is not provided or reimbursed. Exelon discontinued this perquisite effective in 2008.

[6]

Executive officers may use company-provided vendors for comprehensive physical examinations and related follow-up testing. Executives also receive certain gifts during the year in recognition of their services that are imputed to the officer as additional taxable income.

Exelon, Generation and PECO

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (See Note 1)			Estimated Future Payouts Under Equity Incentive Plan Awards (See Note 2)			All other Stock Awards: Number of Shares or Units (See Note 3) (#) [I]	All Other Options Awards: Number of Securities Under- lying Options (#) [J]	Exercise or base Price of Option Awards. ($) [K]	Grant Date Fair Value of Stock and Option Awards (See Note 4) ($) [L]
Name [A]	Grant Date [B]	Thres- hold ($) [C]	Target ($) [D]	Maxi- mum ($) [E]	Thres- hold (#) [F]	Target (#) [G]	Maxi- mum (#) [H]
Rowe	1/22/2007	$687,500	$1,375,000	$2,750,000
	1/22/2007				32,500	65,000	130,000				$5,674,614
	1/22/2007								150,000	$59.96	1,957,500
Skolds	1/22/2007	251,250	502,500	1,005,000
	1/22/2007				9,500	19,000	38,000				1,658,733
	1/22/2007								43,000	59.96	561,150
O’Brien	1/22/2007	144,000	288,000	576,000
	1/22/2007				4,500	9,000	18,000				785,716
	1/22/2007								19,000	59.96	247,950
Young	1/22/2007	204,750	409,500	819,000
	1/22/2007				7,750	15,500	31,000				1,353,177
	1/22/2007								35,000	59.96	456,750
Barnett	1/22/2007	71,500	143,000	286,000
	1/22/2007				2,000	4,000	8,000				349,207
	1/22/2007								8,500	59.96	110,925
Mehrberg	1/22/2007	204,750	409,500	819,000
	1/22/2007				7,750	15,500	31,000				1,353,177
	1/22/2007								35,000	59.96	456,750
Crane	1/22/2007	195,000	390,000	780,000
	1/22/2007				7,750	15,500	31,000				1,353,177
	9/3/2007							15,000			1,060,050
	1/22/2007								35,000	59.96	456,750
McLean	1/22/2007	152,750	305,500	611,000
	1/22/2007				7,750	15,500	31,000				1,353,177
	1/22/2007								35,000	59.96	456,750
Pardee	1/22/2007	130,625	261,250	522,500
	1/22/2007				4,500	9,000	18,000				785,716
	1/22/2007								19,000	59.96	247,950
Adams	1/22/2007	72,000	144,000	288,000
	1/22/2007				2,000	4,000	8,000				349,207
	1/22/2007								8,500	59.96	110,925
Crutchfield	1/22/2007	50,000	100,000	200,000
	1/22/2007				1,250	2,500	5,000				218,254
	1/22/2007								6,000	59.96	78,300
Galvanoni	1/22/2007	35,000	70,000	140,000
	1/22/2007				900	1,800	3,600				157,143
	5/1/2007							3,000			229,350
	1/22/2007								4,000	59.96	52,200

ComEd

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (See Note 1)			Estimated Future Payouts Under Equity Incentive Plan Awards (See Note 2)			All other Stock Awards: Number of Shares or Units (See Note 3) (#) [I]	All Other Options Awards: Number of Securities Under- lying Options (#) [J]	Exercise or base Price of Option Awards ($) [K]	Grant Date Fair Value of Stock and Option Awards (See Note 4) ($) [L]

Name [A]	Grant Date [B]	Thres- hold ($) [C]	Target ($) [D]	Maxi- mum ($) [E]	Thres- hold (#) [F]	Target (#) [G]	Maxi- mum (#) [H]
Clark	1/22/2007	$518,000	$1,036,000	$2,072,000
	1/22/2007	191,250	382,500	765,000

McDonald	1/22/2007	198,000	396,000	792,000
	1/22/2007	78,250	156,500	313,000

Mitchell	1/22/2007	357,000	714,000	1,428,000
	1/22/2007	138,000	276,000	552,000
	9/3/2007							5,000			$408,200

Hooker	1/22/2007	159,000	318,000	636,000
	1/22/2007	56,000	112,000	224,000
	9/3/2007							4,000			326,560

Pramaggiore	1/22/2007	159,000	318,000	636,000
	1/22/2007	65,000	130,000	260,000
	9/3/2007							4,000			326,560

Costello	1/22/2007	198,000	396,000	792,000
	1/22/2007	100,000	200,000	400,000

Notes to Grants of Plan Based Awards Tables

[1]

All NEOs have annual incentive plan target opportunities based on a fixed percentage of their base salary. ComEd NEOs have a long-term incentive plan target based on a cash target (for the ComEd NEOs, the top row is the long-term incentive, and the next row is the annual incentive). Under the terms of both incentive plans, threshold performance earns  1/2 of the respective target while the maximum payout is capped at 200% of target. For additional information about the terms of these programs, see Compensation Discussion and Analysis above.

[2]

Non-ComEd NEOs have a long-term performance share target opportunity that is a fixed number of performance shares commensurate with the officer’s position. The 2007 Long-Term Performance Share Unit Award Program was based on two measures, Exelon’s TSR compounded monthly, for the three-year period ended December 31, 2007, as compared to the TSR for the companies listed in the Dow Jones Utility Index (60% of the award), and Exelon’s three-year TSR, as compared to the companies in the Standard and Poor’s 500 Index (40% of the award). The threshold TSR Position Ranking, for a 50% of target payout, was the 25th percentile; the target, for a 100% payout, was the 50th percentile; and distinguished, for a 200% payout, was the 75th percentile, with payouts interpolated for performance falling between the threshold, target, and distinguished levels. One third of the awarded performance shares vests upon the award date with the balance vesting in January of the next two years.

[3]

This column shows additional restricted share awards made during the year. Ms. Pramaggiore received an award that will vest on September 3, 2012. Messrs. Crane, Galvanoni, Hooker, and Mitchell received awards that will vest on September 3, 2011; May 1, 2011; December 31, 2008; and September 3, 2010, respectively. They all receive cash dividends on these shares.

[4]	This column shows the grant date fair value, calculated in accordance with SFAS No. 123-R, of the performance share awards, stock options, and restricted stock granted to each NEO during 2007.

Exelon, Generation and PECO

Outstanding Equity

Name (a)	Options (See Note 1&3)					Stock (See Note 2)
	Number of Securities Underlying Unexercised Options That Are Exercisable (#) (b)	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#) (c)	Option Exercise or Base Price ($) (d)	Option Grant Date (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Yet Vested (#) (g)	Market Value of Share or Units of Stock That Have Not Yet Vested Based on 12/31 Closing Price $81.64 (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($) (j)
Rowe	150,000		$24.81	27-Jan-2003	26-Jan-2013	116,753	$9,531,723	130,000	$10,613,200
	300,000	100,000	32.54	26-Jan-2004	25-Jan-2014
	114,500	114,500	42.85	24-Jan-2005	23-Jan-2015
		150,000	59.96	22-Jan-2007	21-Jan-2017
Skolds	20,000		32.54	26-Jan-2004	8-Sep-2012	32,552	2,657,580	38,000	3,102,320
	56,000		42.85	24-Jan-2005	8-Sep-2012
	43,000		58.55	23-Jan-2006	8-Sep-2012
	43,000		59.96	22-Jan-2007	8-Sep-2012
O'Brien	8,000		18.66	29-Feb-2000	27-Feb-2010	19,799	1,616,389	18,000	1,469,520
	30,000		24.81	27-Jan-2003	26-Jan-2013
	20,000	10,000	32.54	26-Jan-2004	25-Jan-2014
	14,500	14,500	42.85	24-Jan-2005	23-Jan-2015
	5,000	15,000	58.55	23-Jan-2006	22-Jan-2016
		19,000	59.96	22-Jan-2007	21-Jan-2017
Young		13,500	32.54	26-Jan-2004	25-Jan-2014	30,634	2,500,965	31,000	2,530,840
		28,000	42.85	24-Jan-2005	23-Jan-2015
		26,250	58.55	23-Jan-2006	22-Jan-2016
		35,000	59.96	22-Jan-2007	21-Jan-2017
Barnett		3,500	32.54	26-Jan-2004	25-Jan-2014	10,425	851,064	8,000	653,120
	3,225	6,450	42.85	24-Jan-2005	23-Jan-2015
	2,125	6,375	58.55	23-Jan-2006	22-Jan-2016
		8,500	59.96	22-Jan-2007	21-Jan-2017
Mehrberg	20,000	20,000	32.54	26-Jan-2004	25-Jan-2014	28,134	2,296,865	31,000	2,530,840
	28,000	28,000	42.85	24-Jan-2005	23-Jan-2015
	8,750	26,250	58.55	23-Jan-2006	22-Jan-2016
		35,000	59.96	22-Jan-2007	21-Jan-2017
Crane		13,500	32.54	26-Jan-2004	25-Jan-2014	56,567	4,618,152	31,000	2,530,840
		18,000	42.85	24-Jan-2005	23-Jan-2015
		22,500	58.55	23-Jan-2006	22-Jan-2016
		35,000	59.96	22-Jan-2007	21-Jan-2017
McLean	56,000		29.75	20-Oct-2000	19-Oct-2010	28,134	2,296,865	31,000	2,530,840
	90,000		23.46	28-Jan-2002	27-Jan-2012
	9,288		24.84	25-Feb-2002	24-Feb-2012
	72,000		24.81	27-Jan-2003	26-Jan-2013
	60,000	20,000	32.54	26-Jan-2004	25-Jan-2014
	28,000	28,000	42.85	24-Jan-2005	23-Jan-2015
	8,750	26,250	58.55	23-Jan-2006	22-Jan-2016
		35,000	59.96	22-Jan-2007	21-Jan-2017
Pardee		10,000	32.54	26-Jan-2004	25-Jan-2014	21,537	1,758,247	18,000	1,469,520
		14,500	42.85	24-Jan-2005	23-Jan-2015
		12,750	58.55	23-Jan-2006	22-Jan-2016
		19,000	59.96	22-Jan-2007	21-Jan-2017
Adams		4,500	32.54	26-Jan-2004	25-Jan-2014	8,938	729,713	8,000	653,120
		7,000	42.85	24-Jan-2005	23-Jan-2015
	2,125	6,375	58.55	23-Jan-2006	22-Jan-2016
		8,500	59.96	22-Jan-2007	21-Jan-2017
Crutchfield	2,300		32.53	3-Nov-2003	2-Nov-2013	5,758	470,076	5,000	408,200
	2,500	2,500	32.54	26-Jan-2004	25-Jan-2014
	1,050	4,350	42.85	24-Jan-2005	23-Jan-2015
	1,025	3,075	58.55	23-Jan-2006	22-Jan-2016
		6,000	59.96	22-Jan-2007	21-Jan-2017
Galvanoni		2,500	32.54	26-Jan-2004	25-Jan-2014	3,000	244,920	3,600	293,904
		4,100	42.85	24-Jan-2005	23-Jan-2015
	1,675	5,025	58.55	23-Jan-2006	22-Jan-2016
		4,000	59.96	22-Jan-2007	21-Jan-2017

ComEd

Outstanding Equity

Name (a)	Options (See Note 1)					Stock (See Note 2)
	Number of Securities Underlying Unexercised Options That Are Exercisable (b) (#)	Number of Securities Underlying Unexercised Options That Are Not Exercisable (c) (#)	Option Exercise or Base Price (d) ($)	Option Grant Date (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Yet Vested (g) (#)	Market Value of Share or Units of Stock That Have Not Yet Vested Based on 12/31 Closing Price $81.64 (h) (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (i) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested (j) ($)
Clark		13,500	$32.54	26-Jan-2004	25-Jan-2014	26,567	$2,168,952	N/A
	18,000	18,000	42.85	24-Jan-2005	23-Jan-2015
	7,500	22,500	58.55	23-Jan-2006	22-Jan-2016

McDonald	4,250		24.81	27-Jan-2003	26-Jan-2013	13,031	1,063,825	N/A
	4,500	4,500	32.54	26-Jan-2004	25-Jan-2014
	3,500	7,000	42.85	24-Jan-2005	23-Jan-2015
	2,625	7,875	58.55	23-Jan-2006	22-Jan-2016

Mitchell		7,500	32.54	26-Jan-2004	25-Jan-2014	24,369	1,989,509	N/A
		10,500	42.85	24-Jan-2005	23-Jan-2015
	5,000	15,000	58.55	23-Jan-2006	22-Jan-2016

Hooker		4,250	32.54	26-Jan-2004	25-Jan-2014	10,640	868,614	N/A
		6,500	42.85	24-Jan-2005	23-Jan-2015
		6,375	58.55	23-Jan-2006	22-Jan-2016

Pramaggiore	9,000		29.75	20-Oct-2000	19-Oct-2010	13,142	1,072,879	N/A
	9,200		24.81	27-Jan-2003	26-Jan-2013
	8,550	2,850	32.54	26-Jan-2004	25-Jan-2014
	5,075	5,075	42.85	24-Jan-2005	23-Jan-2015
	1,325	3,975	58.55	23-Jan-2006	22-Jan-2016

Costello		5,000	32.54	26-Jan-2004	25-Jan-2014	18,031	1,472,025	N/A
		7,000	42.85	24-Jan-2005	23-Jan-2015
	3	7,875	58.55	23-Jan-2006	22-Jan-2016

Notes to Outstanding Equity Tables

[1]

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

[2]

The amount shown includes the unvested portion of performance share awards earned with respect to the three-year performance periods ending December 31, 2006 and December 31, 2005, and any unvested restricted awards. The amount of shares shown in column (i) represents the maximum number of performance shares available to each NEO for the performance period ending December 31, 2007. Shares are valued at $81.64, the closing price on December 31, 2007.

[3]	Pursuant to the terms of the Long Term Incentive Plan under which the options were granted, Mr. Skolds’ outstanding stock options will all expire on the fifth anniversary of his retirement.

Exelon, Generation and PECO

Option Exercises and Stock Vested

Name (a)	Option Awards (See Note 1)		Stock Awards (See Note 2)
	Number of Shares Acquired on Exercise (b) (#)	Value Realized on Exercise (c) ($)	Number of Shares Acquired on Vesting (d) (#)	Value Realized on Vesting (e) ($)
Rowe	792,500	$37,467,517	112,701	$6,757,534
Skolds (Note 3)	25,000	917,208	39,263	2,460,280
O'Brien	24,000	1,236,450	14,178	850,099
Young	43,750	1,232,102	25,932	1,554,897
Barnett	5,800	251,806	5,918	354,813
Mehrberg	38,000	1,478,435	27,851	1,669,944
Crane	40,000	1,043,653	20,299	1,217,157
McLean	70,000	3,164,744	27,851	1,669,944
Pardee	31,500	912,577	13,561	813,144
Adams	12,500	560,146	7,044	422,378
Crutchfield	10,600	359,030	3,329	199,601
Galvanoni	8,600	241,004	2,000	152,760

ComEd

Option Exercises and Stock Vested

Name (a)	Option Awards (See Note 1)		Stock Awards (See Note 2)
	Number of Shares Acquired on Exercise (b) (#)	Value Realized on Exercise (c) ($)	Number of Shares Acquired on Vesting (d) (#)	Value Realized on Vesting (e) ($)
Clark	54,000	$2,262,786	30,299	$1,933,507
McDonald	0	0	17,595	1,221,492
Mitchell	25,500	862,387	28,099	1,816,078
Hooker	14,125	633,775	6,655	399,035
Pramaggiore	0	0	6,760	454,610
Costello	15,622	460,236	7,661	459,333

Notes to Option Exercises and Stock Vested Table

[1]

Messrs. Rowe, Skolds, Young, Mehrberg, McLean, Clark, and Mitchell exercised all options shown above pursuant to Rule 10b5-1 trading plans that were entered into when the officer was unaware of any material information regarding Exelon that had not been publicly disclosed. In each case, the formula for the dates, number of options, and sale price was set at the time the trading plans were established.

[2]

Share amounts are generally composed of performance shares that vested on January 22, 2007, which included 1/3 of the grant made with respect to the three-year performance period ending December 31, 2006; 1/3 of the grant made with respect to the three-year performance period ending December 31, 2005, and 1/3 of the grant made with respect to the three-year performance period ending December 31, 2004. Shares were valued at $58.55 upon vesting. For Messrs. Clark, Galvanoni, McDonald, Mitchell, and Skolds and Ms. Pramaggiore, the amount shown also includes restricted shares that vested during 2007.

[3]	For Mr. Skolds, the table reflects options exercised and shares vested through the date of his retirement.

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

The Internal Revenue Code limits to $225,000 for 2007 the individual annual compensation that may be taken into account under the tax-qualified retirement plan. As permitted by Employee Retirement Income Security Act, Exelon sponsors supplemental pension plans that allow the payment to certain individuals out of its general assets of any benefits calculated under provisions of the applicable qualified pension plan which may be above these limits.

For purposes of the Supplemental Executive Retirement Plan (SERP), Mr. Skolds received an additional 7 1/2 years of credited service upon his 5th anniversary of employment and will receive an additional 7 1/2 years upon his 10th anniversary in 2010. These credited years of service were awarded to him when he came to work for the company in 2000 to compensate Mr. Skolds for the pension benefits from his former employer that he surrendered to come to work for the company. Mr. Mehrberg received an additional 10 years of credited service upon his fifth anniversary. He was awarded these credited years of service in 2002 as a retention incentive. Mr. Crane received an additional eight years of credited service through December 31, 2006 as part of his employment offer that provides one additional year of service credit for each year of employment to a maximum of 10 additional years.

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

Final Estimated Amounts—January 29, 2008

PENSION BENEFITS

Exelon, Generation and PECO

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(A)	(B)	(C)	(D)	(E)
Rowe, CEO (Note 1)	Pension	9.80	$388,741	$—
	SERP	29.80	15,649,192	—
Skolds	Pension	7.05	258,026	—
	SERP	14.55	3,513,384	—
O'Brien	Pension	25.51	576,027	—
	SERP	25.51	453,191	—
Young, CFO	Pension	4.84	69,727	—
	SERP	4.84	230,418	—
Barnett	Pension	4.68	68,449	—
	SERP	4.68	61,887	—
Mehrberg	Pension	7.08	185,349	—
	SERP	17.08	1,908,615	—
Crane	Pension	9.26	202,536	—
	SERP	18.52	1,551,896	—
McLean	Pension	5.00	67,105	—
	SERP	5.00	183,593	—
Pardee	Pension	7.84	160,815	—
	SERP	7.84	315,353	—
Adams	Pension	18.38	566,325	—
	SERP	18.38	383,740	—
Crutchfield	Pension	4.16	57,867	—
	SERP	4.16	26,414	—
Galvanoni	Pension	5.16	72,149	—
	SERP	5.16	14,179	—

ComEd

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(A)	(B)	(C)	(D)	(E)
Clark	Pension	40.00	$1,744,495	$—
	SERP	40.00	4,133,728	—
McDonald	Pension	29.27	876,391	—
	SERP	29.27	925,442	—
Mitchell	Pension	36.50	1,458,893	—
	SERP	36.50	3,120,094	—
Hooker	Pension	40.00	1,713,365	—
	SERP	40.00	1,182,311	—
Pramaggiore	Pension	9.93	200,281	—
	SERP	9.93	48,100	—
Costello	Pension	37.55	1,680,180	—
	SERP	37.55	2,308,807	—

1.	Based on discount rates prescribed by the SEC executive compensation disclosure rules, the present value of Mr. Rowe’s SERP benefit is $15,649,192. Based on lump sum plan rates for immediate distributions, the comparable lump sum amount applicable for service through December 31, 2007 is $19,326,483. Note that, in any event, payments made upon termination may be delayed for six months in accordance with U.S. Treasury Department guidance.

Nonqualified Deferred Compensation

The following tables show the amounts that NEOs have accumulated under both the Deferred Compensation Plan and the Stock Deferral Plan. Both plans were closed to new deferrals of base pay, annual incentive payments or performance shares awards in 2007, and participants were granted a one-time election to receive a distribution of their accumulated balance in each plan during 2007. The plans will continue in effect for those officers who did not elect to receive the one-time distribution, and there balances will continue to accrual dividends or other earnings until payout upon termination. Balances in the Deferred Compensation Plan will be settled in cash upon the termination event selected by the officer and will be distributed either in a lump sum, or in annual installments. Share balances in the Stock Deferral Plan continue to earn the same dividends that are available to all shareholders, which are reinvested as additional shares in the plan. Balances in the plan are distributed in shares of Exelon stock in a lump sum or installments upon termination of employment.

The Deferred Compensation Plan continues in effect, without change, for those officers who participate in the 401(k) savings plan and who reach their statutory contribution limit during the year. After this limit is reached, their elected payroll contributions and company matching contribution will be credited to their account in the Deferred Compensation Plan. The investment options under the Deferred Compensation Plan consist of a basket of mutual funds benchmarks that mirror those funds available to all employees through the 401(k) plan, with the exception of one benchmark fund that offers a fixed percentage return over a specified market return. Deferred amounts generally represent unfunded unsecured obligations of the company.

Exelon, Generation and PECO

NonQualified Deferred Compensation

Name	Executive Contributions in 2007	Registrant Contributions in 2007	Aggregate Earnings in 2007	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/2007
	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)
Rowe	$56,808	$56,808	$2,890,899	$22,411,338	$120,077
Skolds	15,489	12,908	596,952	4,813,034	30,310
O’Brien	74,531	18,546	209,957	0	1,655,295
Young	30,783	19,125	23,804	535,980	50,839
Barnett	27,095	8,800	9,863	199,300	36,530
Mehrberg	25,127	17,927	1,491,733	1,269,495	5,546,238
Crane	40,300	19,808	435,252	4,954,563	62,795
McLean	12,875	12,875	113,510	0	496,056
Pardee	27,131	13,515	4,703	39,708	42,310
Adams	0	0	0	0	0
Crutchfield	0	0	0	0	0
Galvanoni	0	0	1,446	66,346	0

ComEd

NonQualified Deferred Compensation

Name	Executive Contributions in 2007	Registrant Contributions in 2007	Aggregate Earnings in 2007	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/2007
	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)
Clark	$31,923	$15,894	$351,795	$2,699,679	$51,467
McDonald	5,136	4,280	93,794	885,407	9,451
Mitchell	28,248	13,723	304,515	2,518,266	43,328
Hooker	12,223	5,923	37,525	0	205,848
Pramaggiore	0	0	0	0	0
Costello	9,462	7,885	15,235	304,064	17,725

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

Estimated Value of Benefits to be Received Upon Retirement

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they retired as of December 31, 2007. These payments and benefits are in addition to the present value of the accumulated benefits from each NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in the tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

	Estimated Value of Benefits to be Received upon Retirement (1)
Executive	Annual Incentive for the Year of Termination (2)(3)	Value of Previously Unvested Stock Options (4)	Value of Unearned Performance Shares (5)	Value of Earned but Unvested Performance Shares (6)	Value of Restricted Stock (7)	Perquisites (8)	Estimated Total Value of Payments and Benefits
Rowe	$1,653,000	$12,603,000	$5,307,000	$9,244,000	$0	$975,000	$29,782,000
Mehrberg	410,000	3,433,000	1,265,000	2,227,000	0	0	7,335,000
McLean	0	0	0	0	0	0	0
Crane	0	0	0	0	0	0	0
Barnett	0	0	0	0	0	0	0
O'Brien	0	0	0	0	0	0	0
Adams	144,000	824,000	327,000	536,000	0	0	1,831,000
Crutchfield	0	0	0	0	0	0	0
Galvanoni	0	0	0	0	0	0	0
Pardee	0	0	0	0	0	0	0

(1)	The estimate of total payments and benefits is based on a December 31, 2007 termination date.
(2)

Under the AIP, a pro-rated target incentive award is payable upon termination due retirement, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target annual incentive.

(3)

Pursuant to Section 7.4(a) of his employment agreement, Mr. Rowe is entitled to a pro-rata portion of his Formula Annual Incentive, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents his Formula Annual Incentive.

(4)

Represents the "spread" on all unvested stock options that would vest upon termination of employment. The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64. Under the LTIP, if a grantee has attained age 50 with 10 or more years of service (or deemed service), his stock options will vest upon termination of employment because he has satisfied the definition of retirement under the LTIP.

(5)

Pursuant to the Performance Share (P-Share) Award Program, participants receive a pro-rated incentive award for the year of termination, if termination occurs due to retirement. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target award. Represents the value of the 2007 target award based on Exelon's closing stock price on 12/31/2007 of $81.64.

(6)

Represents the value of the executive's earned but unvested performance shares. Pursuant to the P-Share Award Program, all of the shares will vest upon termination due to retirement. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(7)

Represents the value of the executive's restricted stock that, per the applicable award agreement, would vest upon retirement. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(8)

Represents the estimated value of (i) three years of office and secretarial services (at an assumed cost of $300,000 per year), which is to be provided pursuant to Section 7.7 of his employment agreement, and three years of tax, financial and estate planning, which is to be provided pursuant to Section 7.10 of his agreement (at an assumed cost of $25,000 per year).

ComEd

	Estimated Value of Benefits to be Received upon Retirement (1)
Executive	Annual Incentive for the Year of Termination (2)	Value of Previously Unvested Stock Options (3)	Cash- Based LTIP (4)	Value of Earned but Unvested Performance Shares (5)	Value of Restricted Stock (6)	Estimated Total Value of Payments and Benefits
Clark	$383,000	$1,881,000	$1,036,000	$1,708,000	$0	$5,008,000
McDonald	157,000	674,000	396,000	637,000	0	1,864,000
Mitchell	276,000	1,122,000	714,000	1,139,000	0	3,251,000
Pramaggiore	0	0	0	0	0	0
Hooker	112,000	608,000	318,000	526,000	0	1,564,000
Costello	200,000	699,000	396,000	637,000	0	1,932,000

(1)	The estimate of total payments and benefits is based on a December 31, 2007 termination date.
(2)

Under the AIP, a pro-rated target incentive award is payable upon termination due retirement, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target annual incentive.

(3)

Represents the "spread" on all unvested stock options that would vest upon termination of employment. The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64. Under the LTIP, if a grantee has attained age 50 with 10 or more years of service (or deemed service), his stock options will vest upon termination of employment because he has satisfied the definition of retirement under the LTIP.

(4)

Pursuant to the Cash-Based LTIP, participants receive a pro-rated incentive award for the year of termination, if termination occurs due to retirement. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target award.

(5)

Represents the value of the executive's earned but unvested performance shares. Pursuant to the P-Share Award Program, all of the shares will vest upon termination due to retirement. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(6)

Represents the value of the executive's restricted stock that, per the applicable award agreement, would vest upon retirement. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

Estimated Value of Benefits to be Received Upon Termination due to Death or Disability

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming their employment is terminated due to death or disability as of December 31, 2007. These payments and benefits are in addition to the present value of the accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

	Estimated Value of Benefits to be Received upon Termination due to Death or Disability (1)
Executive	Annual Incentive for the Year of Termination (2) (3)	Value of Previously Unvested Stock Options (4)	Value of Unearned Performance Shares (5)	Value of Earned but Unvested Performance Shares (6)	Value of Restricted Stock (7)	Financial Counseling (8)	Estimated Total Value of Payments and Benefits
Rowe	$1,653,000	$12,603,000	$5,307,000	$9,244,000	$0	$75,000	$28,882,000
Mehrberg	410,000	3,433,000	1,265,000	2,227,000	0	0	7,335,000
McLean	306,000	3,433,000	1,265,000	2,227,000	0	0	7,231,000
Crane	390,000	2,639,000	1,265,000	1,708,000	2,857,000	0	8,859,000
Barnett	143,000	754,000	327,000	509,000	0	0	1,733,000
O'Brien	288,000	1,812,000	735,000	1,172,000	0	0	4,007,000
Adams	144,000	824,000	327,000	536,000	0	0	1,831,000
Crutchfield	100,000	493,000	204,000	258,000	0	0	1,055,000
Galvanoni	70,000	485,000	147,000	0	245,000	0	947,000
Pardee	261,000	1,760,000	735,000	1,072,000	0	0	3,828,000

(1)	The estimate of total payments and benefits is based on a December 31, 2007 termination date.
(2)

Under the AIP, a pro-rated target incentive award is payable upon termination due to death or disability, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target annual incentive.

(3)

Pursuant to Section 7.2(a) of his employment agreement, Mr. Rowe is entitled to a pro-rata portion of his Formula Annual Incentive, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents his Formula Annual Incentive.

(4)

Represents the "spread" on all unvested stock options that would vest upon termination of employment. The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64. Under the LTIP, if a grantee terminates employment due to death or disability, his stock options will vest upon termination of employment .

(5)

Pursuant to the P-Share Award Program, participants receive a pro-rated incentive award for the year of termination, if termination occurs due to death or disability. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target award. Represents the value of the 2007 target award based on Exelon's closing stock price on 12/31/2007 of $81.64.

(6)

Represents the value of the executive's earned but unvested performance shares. Pursuant to the P-Share Award Program, all of the shares will vest upon termination due to death or disability. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(7)

Represents the value of the executive's restricted stock that, per the applicable award agreement, would vest upon an death or disability. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(8)

Represents the estimated value of three years of tax, financial and estate planning (at an assumed cost of $25,000/yr), which is to be provided upon disability pursuant to Section 7.10 of his employment agreement. Note—upon death, he would only be entitled to one year of tax, financial and estate planning.

ComEd

	Estimated Value of Benefits to be Received upon Termination due to Death or Disability (1)
Executive	Annual Incentive for the Year of Termination (2)	Value of Previously Unvested Stock Options (3)	Cash-Based LTIP (4)	Value of Earned but Unvested Performance Shares (5)	Value of Restricted Stock (6)	Estimated Total Value of Payments and Benefits
Clark	$383,000	$1,881,000	$1,036,000	$1,708,000	$408,000	$5,416,000
McDonald	157,000	674,000	396,000	637,000	0	1,864,000
Mitchell	276,000	1,122,000	714,000	1,139,000	0	3,251,000
Pramaggiore	130,000	429,000	318,000	328,000	327,000	1,532,000
Hooker	112,000	608,000	318,000	526,000	327,000	1,891,000
Costello	200,000	699,000	396,000	637,000	0	1,932,000

(1)	The estimate of total payments and benefits is based on a December 31, 2007 termination date.
(2)

Under the AIP, a pro-rated target incentive award is payable upon termination due to death or disability, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target annual incentive.

(3)

Represents the "spread" on all unvested stock options that would vest upon termination of employment. The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64. Under the LTIP, if a grantee terminates employment due to death or disability, his stock options will vest upon termination of employment.

(4)

Pursuant to the Cash-Based LTIP, participants receive a pro-rated incentive award for the year of termination, if termination occurs due to death or disability. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target award.

(5)

Represents the value of the executive's earned but unvested performance shares. Pursuant to the P-Share Award Program, all of the shares will vest upon termination due to death or disability. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(6)

Represents the value of the executive's restricted stock that, per the applicable award agreement, would vest upon an death or disability. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

Estimated Value of Benefits to be Received Upon Involuntary Separation Not Related to a Change in Control

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they were terminated as of December 31, 2007 under the terms of the Amended and Restated Senior Management Severance Plan. These payments and benefits are in addition to the present value of the accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in the tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

	Estimated Value of Benefits to be Received upon an Involuntary Separation Not Related to a Change in Control (1)
Executive	Cash Sever- ance (2)	Annual Incentive for the Year of Termin- ation (3) (4)	Retirement Benefit Enhance- ment (5)	Value of Previously Unvested Stock Options (6)	Value of Unearned Perfor- mance Shares (7)	Value of Earned but Unvested Perfor- mance Shares (8)	Value of Restricted Stock (9)	Health and Welfare Benefit Continu- ation (10)	Out- placement Services (11)	Financial Counsel- ing and Other Perquisites (12) (13)	Estimated Total Value of Payments and Benefits
Rowe	$6,056,000	$1,653,000	$2,461,000	$12,603,000	$5,307,000	$9,244,000	$0	$380,000	$40,000	$975,000	$38,719,000
Mehrberg	1,989,000	410,000	471,000	3,433,000	1,265,000	2,227,000	0	113,000	40,000	25,000	9,973,000
McLean	1,551,000	306,000	89,000	0	1,265,000	2,227,000	0	128,000	40,000	0	5,606,000
Crane	1,980,000	390,000	633,000	0	1,265,000	1,708,000	916,000	98,000	40,000	0	7,030,000
Barnett	536,000	143,000	161,000	0	327,000	509,000	0	16,000	40,000	0	1,732,000
O'Brien	1,536,000	288,000	88,000	0	735,000	1,172,000	0	82,000	40,000	0	3,941,000
Adams	928,000	144,000	53,000	824,000	327,000	536,000	0	27,000	40,000	25,000	2,904,000
Crutchfield	438,000	100,000	108,000	0	204,000	258,000	0	7,000	40,000	0	1,155,000
Galvanoni	338,000	70,000	19,000	0	147,000	0	41,000	16,000	40,000	0	671,000
Pardee	1,473,000	261,000	284,000	0	735,000	1,072,000	0	27,000	40,000	0	3,892,000

(1)

The estimate of total payments and benefits is based on a December 31, 2007 termination date. Other than Mr. Rowe, the executives are participants in the Senior Management Severance Plan and severance benefits are determined pursuant to Section 4 of the Plan.

(2)

Represents the estimated severance benefit. With the exception of Messrs. Rowe, Barnett and Galvanoni, and Ms. Crutchfield, the severance benefit is equal to two times the sum of the executive's (i) current base salary and (ii) target annual incentive. For Mr. Barnett, Ms. Crutchfield and Mr. Galvanoni, the severance benefit is equal to 1.25 times the sum of the executive's (i) current base salary and (ii) target annual incentive, respectively. For Mr. Rowe, the severance benefit is equal to two times the sum of his (i) current base salary and (ii) Formula Annual Incentive.

(3)

Under Section 4.2 of the Severance Plan, a pro-rated target incentive award is payable upon termination, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target annual incentive.

(4)

Pursuant to Section 7.3(a) of his employment agreement, Mr. Rowe is entitled to a pro-rata portion of his Formula Annual Incentive, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents his Formula Annual Incentive.

(5)	Source: Towers Perrin.
(6)

Represents the "spread" on all unvested stock options that would vest upon termination of employment. The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64. Note—If an executive has attained age 50 with 10 or more years of service (or deemed service), his stock options will vest upon termination of employment because he has satisfied the definition of retirement under the LTIP.

(7)

Pursuant to the P-Share Award Program, all executives will receive a pro-rated incentive award for the year of termination since they have completed at least two years of service. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target award. Represents the value of the 2007 target award based on Exelon's closing stock price on 12/31/2007 of $81.64.

(8)

Represents the value of the executive's earned but unvested performance shares. Pursuant to the P-Share Award Program, all of the shares will vest upon termination since the executives have completed at least two years of service with the Company. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(9)

Represents the value of the executive's restricted stock that, per the applicable award agreement, would vest upon an involuntary separation not related to a change in control. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(10)	Health and welfare benefits (i.e., health care, life insurance and long-term disability) are continued during the severance period. Represents the estimated cost of such benefit continuation.
(11)	Executives receive outplacement services for 12 months. Represents the estimated value of this benefit.
(12)

Financial counseling services are available for executives that have attained age 50 with 10 or more years of service (or deemed service). Represents the estimated value of this benefit at an assumed cost of $25,000 per year.

(13)

For Mr. Rowe, represents the estimated value of (i) three years of office and secretarial services (at an assumed cost of $300,000/yr), which is to be provided pursuant to Section 7.7 of his employment agreement, and three years of tax, financial and estate planning, which is to be provided pursuant to Section 7.10 of his employment agreement (at an assumed cost of $25,000 per year).

ComEd

	Estimated Value of Benefits to be Received upon an Involuntary Separation Not Related to a Change in Control (1)
Executive	Cash Sever- ance (2)	Annual Incentive for the Year of Termin- ation (3)	Retirement Benefit Enhance- ment (4)	Value of Previously Unvested Stock Options (5)	Cash- Based LTIP (6)	Value of Earned but Unvested Performance Shares (7)	Value of Restricted Stock (8)	Health and Welfare Benefit Continu- ation (9)	Out- placement Services (10)	Financial Counsel- ing (11)	Estimated Total Value of Payments and Benefits
Clark	$1,785,000	$383,000	$548,000	$1,881,000	$1,036,000	$1,708,000	$0	$111,000	$40,000	$25,000	$7,517,000
McDonald	704,000	157,000	217,000	674,000	396,000	637,000	0	51,000	40,000	25,000	2,901,000
Mitchell	1,472,000	276,000	1,383,000	1,122,000	714,000	1,139,000	0	173,000	40,000	25,000	6,344,000
Pramaggiore	569,000	130,000	33,000	0	318,000	328,000	21,000	14,000	40,000	0	1,453,000
Hooker	784,000	112,000	173,000	608,000	318,000	526,000	80,000	74,000	40,000	25,000	2,740,000
Costello	1,200,000	200,000	860,000	699,000	396,000	637,000	0	115,000	40,000	25,000	4,172,000

(1)

The estimate of total payments and benefits is based on a December 31, 2007 termination date. The executives are participants in the Senior Management Severance Plan and severance benefits are determined pursuant to Section 4 of the Plan.

(2)

Represents the estimated severance benefit. With the exception of Mr. McDonald and Ms. Pramaggiore, the severance benefit is equal to two times the sum of the executive's (i) current base salary and (ii) target annual incentive. For Ms. Pramaggiore, the severance benefit is equal to 1.25 times the sum of her (i) current base salary and (ii) target annual incentive. For Mr. McDonald, the severance benefit is equal to 1.50 times the sum of his (i) current base salary and (ii) target annual incentive.

(3)

Under Section 4.2 of the Severance Plan, a pro-rated target incentive award is payable upon termination, based on days worked during the year of termination. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target annual incentive.

(4)	Source: Towers Perrin.
(5)

Represents the "spread" on all unvested stock options that would vest upon termination of employment. The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64. Note—If an executive has attained age 50 with 10 or more years of service (or deemed service), his stock options will vest upon termination of employment because he has satisfied the definition of retirement under the LTIP.

(6)

Pursuant to the Cash-Based LTIP, all executives will receive a pro-rated incentive award for the year of termination since they have completed at least two years of service. Since the SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year, the amount above represents the executive's 2007 target award.

(7)

Represents the value of the executive's earned but unvested performance shares. Pursuant to the P-Share Award Program, all of the shares will vest upon termination since the executives have completed at least two years of service with the Company. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(8)

Represents the value of the executive's restricted stock that, per the applicable award agreement, would vest upon an involuntary separation not related to a change in control. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(9)	Health and welfare benefits (i.e., health care, life insurance and long-term disability) are continued during the severance period. Represents the estimated cost of such benefit continuation.
(10)	Executives receive outplacement services for 12 months. Represents the estimated value of this benefit.
(11)

Financial counseling services are available for executives that have attained age 50 with 10 or more years of service (or deemed service). Represents the estimated value of this benefit at an assumed cost of $25,000 per year.

Estimated Value of Benefits to be Received Upon a Qualifying Termination following a Change in Control

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they were terminated upon a qualifying change in control as of December 31, 2007. The company has entered into Change in Control agreements with Messrs. Rowe, Crane, McLean, Mehrberg, Mitchell and O’Brien. These payments and benefits are in addition to the present value of accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

	Estimated Value of Benefits to be Received upon a Qualifying Termination following a Change in Control (1)
Executive	Cash Sever- ance (2)	Annual Incen- tive for the Year of Termi- nation (3) (4)	Retire- ment Bene- fit Enhance- ment (5)	Value of Pre- viously Unvested Stock Options (6)	Value of Unearned Perfor- mance Shares (7)	Value of Earned but Unvested Perfor- mance Shares (8)	Value of Restricted Stock (9)	Health and Welfare Bene- fit Continu- ation (10)	Outplace- ment Services (11)	Perqui- sites (12)	Excise Tax Gross-Up Payment / Scale- back (13)	Esti- mated Total Value of Pay- ments and Bene- fits
Rowe	$6,696,000	$1,653,000	$3,310,000	$12,603,000	$5,307,000	$9,244,000	$0	$420,000	$40,000	$975,000	Not Required	$40,248,000
Mehrberg	2,984,000	410,000	836,000	3,433,000	1,265,000	2,227,000	0	169,000	40,000	0	Not Required	11,364,000
McLean	2,327,000	306,000	141,000	3,433,000	1,265,000	2,227,000	0	192,000	40,000	0	Not Required	9,931,000
Crane	2,970,000	390,000	908,000	2,639,000	1,265,000	1,708,000	2,857,000	146,000	40,000	0	Not Required	12,923,000
Barnett	858,000	143,000	184,000	754,000	327,000	509,000	327,000	25,000	40,000	0	Not Required	3,167,000
O'Brien	2,339,000	288,000	90,000	1,812,000	735,000	1,172,000	408,000	122,000	40,000	0	Not Required	7,006,000
Adams	928,000	144,000	56,000	824,000	327,000	536,000	0	27,000	40,000	0	Not Required	2,882,000
Crutchfield	700,000	100,000	123,000	493,000	204,000	258,000	204,000	11,000	40,000	0	Not Required	2,133,000
Galvanoni	540,000	70,000	32,000	485,000	147,000	0	245,000	25,000	40,000	0	(62,000)	1,522,000
Pardee	1,473,000	261,000	295,000	1,760,000	735,000	1,072,000	653,000	27,000	40,000	0	Not Required	6,316,000

(1)

The estimate of total payments and benefits is based on a December 31, 2007 termination date. The Company has entered into a change in control employment agreement with all of the executives, except Messrs. Rowe, Barnett, Adams, Glavononi and Pardee and Ms. Crutchfield. Except for Mr. Rowe, these executives participate in the Senior Management Severance Plan and severance benefits are determined pursuant to Section 5 of the Plan.

(2)

Represents the estimated severance benefit. With the exception of Messrs. Rowe, Barnett, Adams, Galvanoni and Pardee, and Ms. Crutchfield, the severance benefit is equal to three times the sum of the executive's (i) current base salary and (ii) Severance Incentive. For Messrs. Barnett, Adams, Galvanoni and Pardee, and Ms. Crutchfield, the severance benefit is equal to 2.0 times the sum of the executive's (i) current base salary and (ii) Severance Incentive. Also includes an additional payment for Dennis O'Brien of $35,000. For Mr. Rowe, the severance benefit is equal to three times the sum of his (i) current base salary and (ii) Formula Annual Incentive.

(3)

Under Section 5.1(a)(i) of the Severance Plan and 4.1(a)(ii) of the CIC Employment Agreement, the target incentive award is payable upon termination. The amounts above represent the executive's 2007 target annual incentive.

(4)	Pursuant to Section 8.3(a)(i) of his employment agreement, Mr. Rowe is entitled to his Formula Annual Incentive upon termination of employment.
(5)	Source: Towers Perrin.
(6)

Represents the "spread" on all unvested stock options (all unvested stock options would become fully vested upon termination of employment). The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(7)

Pursuant to Section 5.1(c) of the Severance Plan, Section 4.1(c) of the CIC Employment Agreement and Section 8.3(a)(viii) of Mr. Rowe's employment agreement, all executives unearned p-shares will become fully vested at the target level. The amounts above represent the executive's 2007 target award. Represents the value of the 2007 target award based on Exelon's closing stock price on 12/31/2007 of $81.64.

(8)

Represents the value of the executive's earned but unvested performance shares. Pursuant to Section 5.1(c) of the Severance Plan, Section 4.1(c) of the CIC Employment Agreement and Section 8.3(a)(viii) of Mr. Rowe's employment agreement, all of the shares will vest upon termination. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(9)

Represents the value of the executive's restricted stock that, pursuant to Section 5.1(d) of the Severance Plan and 4.1(d) of the CIC Employment Agreement, would vest upon a qualifying termination following a change in control. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(10)	Health and welfare benefits (i.e., health care, life insurance and long-term disability) are continued during the severance period. Represents the estimated cost of such benefit continuation.
(11)	Executives receive outplacement services for up to 12 months. Represents the estimated value of this benefit at an assumed cost of $40,000/yr.
(12)

Represents the estimated value of (i) three years of office and secretarial services (at an assumed cost of $300,000 per year), which is to be provided pursuant to Section 7.7 of Mr. Rowe's employment agreement, and (ii) three years of tax, financial and estate planning, which is to be provided pursuant to Section 7.10 of his employment agreement (at an assumed cost of $25,000 per year).

(13)

Represents the estimated value of the required excise tax gross-up payment or scaleback. All of the executives, with the exception of Messrs. Barnett, Adams, Galvanoni and Pardee, and Ms. Crutchfield, are entitled to an excise tax gross-up payment under their change-in-control employment agreements if the present value of their parachute payments exceed the amount permitted by the IRS by more than 10% and would be subject to the excise tax under Section 4999 of the Internal Revenue Code. If their payments exceed the threshold by less than 10%, their parachute payments are scaled back to the greatest amount payable that would not trigger the excise tax. With respect to Messrs. Barnett, Adams, Galvanoni and Pardee, and Ms. Crutchfield, if their parachute payments exceed the amount permitted by the IRS, their parachute payments are scaled back to the greatest amount payable that would not trigger the excise tax under Section 4999 of the Internal Revenue Code.

**

Severance Incentive is defined as the greater of the (i) target annual incentive for the year of termination and (ii) the average annual incentive paid for the two years prior to the year of termination (i.e., the 2005 and 2006 actual annual incentives).

**

Formula Annual Incentive is defined as the greater of the (i) target annual incentive for the year of termination, (ii) the actual annual incentive paid for the latest calendar year ended on or before the termination date, and (ii) the average annual incentive paid for the three years prior to the year of termination (i.e., the 2004, 2005, and 2006 actual annual incentives).

ComEd

	Estimated Value of Benefits to be Received upon a Qualifying Termination following a Change in Control (1)
Executive	Cash Sever- ance (2)	Annual Incen- tive for the Year of Termi- nation (3)	Retire- ment Bene- fit Enhance- ment (4)	Value of Pre- viously Unvested Stock Options (5)	Cash- Based LTIP (6)	Value of Earned but Unvested Perfor- mance Shares (7)	Value of Restricted Stock (8)	Health and Welfare Bene- fit Continu- ation (9)	Outplace- ment Services (10)	Excise Tax Gross-Up Payment / Scale- back (11)	Esti- mated Total Value of Pay- ments and Bene- fits
Clark	$2,678,000	$383,000	$732,000	$1,881,000	$1,036,000	$1,708,000	$816,000	$167,000	$40,000	Not Required	$9,441,000
McDonald	939,000	157,000	364,000	674,000	396,000	637,000	408,000	68,000	40,000	Not Required	3,683,000
Mitchell	2,318,000	276,000	1,707,000	1,122,000	714,000	1,139,000	408,000	260,000	40,000	Not Required	7,984,000
Pramaggiore	910,000	130,000	52,000	429,000	318,000	328,000	735,000	23,000	40,000	(286,000)	2,679,000
Hooker	784,000	112,000	269,000	608,000	318,000	526,000	327,000	74,000	40,000	Not Required	3,058,000
Costello	1,200,000	200,000	860,000	699,000	396,000	637,000	816,000	115,000	40,000	Not Required	4,963,000

(1)

The estimate of total payments and benefits is based on a December 31, 2007 termination date. The Company has entered into a change in control employment agreement with Messrs. Clark and Mitchell. Messrs. McDonald, Hooker and Costello, and Ms. Pramaggiore participate in the Senior Management Severance Plan and severance benefits are determined pursuant to Section 5 of the Plan.

(2)

Represents the estimated severance benefit. For Messrs. Clark and Mitchell, the severance benefit is equal to three times the sum of the executive's (i) current base salary and (ii) Severance Incentive. For Messrs. McDonald, Hooker and Costello, and Ms. Pramaggiore, the severance benefit is equal to 2.0 times the sum of the executive's (i) current base salary and (ii) Severance Incentive. Also includes an additional payment for Barry Mitchell of $110,000.

(3)

Under Section 5.1(a)(i) of the Severance Plan and 4.1(a)(ii) of the CIC Employment Agreement, the target incentive award is payable upon termination. The amounts above represent the executive's 2007 target annual incentive.

(4)	Source: Towers Perrin.
(5)

Represents the "spread" on all unvested stock options (all unvested stock options would become fully vested upon termination of employment). The "spread" is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(6)

Pursuant to Section 5.1(c) of the Severance Plan and 4.1(c) of the CIC Employment Agreement, all executives unearned P-Shares will become fully vested at the target level. We have assumed that cash awards under the ComEd LTIP would also become fully vested at the target level. The amounts above represent the executive's 2007 target award.

(7)

Represents the value of the executive's earned but unvested performance shares. Pursuant to Section 5.1(c) of the Severance Plan and 4.1(c) of the CIC Employment Agreement, all of the shares will vest upon termination. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(8)

Represents the value of the executive's restricted stock that, pursuant to Section 5.1(d) of the Severance Plan and 4.1(d) of the CIC Employment Agreement, would vest upon a qualifying termination following a change in control. The value of the shares is based on Exelon's closing stock price on 12/31/2007 of $81.64.

(9)	Health and welfare benefits (i.e., health care, life insurance and long-term disability) are continued during the severance period. Represents the estimated cost of such benefit continuation.
(10)	Executives receive outplacement services for up to 12 months. Represents the estimated value of this benefit at an assumed cost of $40,000 per year.
(11)

Represents the estimated value of the required excise tax gross-up payment or scaleback. Messrs. Clark and Mitchell are entitled to an excise tax gross-up payment under their change-in-control employment agreements if the present value of their parachute payments exceed the amount permitted by the IRS by more than 10% and would be subject to the excise tax under Section 4999 of the Internal Revenue Code. If their payments exceed the threshold by less than 10%, their parachute payments are scaled back to the greatest amount payable that would not trigger the excise tax. With respect to Messrs. McDonald, Hooker and Costello, and Ms. Pramaggiore, if their parachute payments exceed the amount permitted by the IRS, their parachute payments are scaled back to the greatest amount payable that would not trigger the excise tax under Section 4999 of the Internal Revenue Code.

**

Severance Incentive is defined as the greater of the (i) target annual incentive for the year of termination and (ii) the average annual incentive paid for the two years prior to the year of termination (i.e., the 2005 and 2006 actual annual incentives).

Non-Employee Director Compensation

Exelon

For their service as directors of the corporation, Exelon’s non-employee directors receive the compensation shown in the following table and explained in the accompanying notes. Employee directors receive no additional compensation for service as a director.

	Committee Membership	Fees Earned or Paid in Cash		Stock Awards	Change in Pension Value and Nonqualified Compensation Earnings Note 5	Total
		Annual Board & Committee Retainers	Board & Committee Meeting Fees
Edward A. Brennan (1)	C (Ch), G	$51,929	$37,500	$84,076		$173,505
M. Walter D’Alessio	A, C, G (Ch)	57,500	58,500	85,000		201,000
Nicholas DeBenedictis	G, E, P	50,000	48,000	85,000		183,000
Bruce DeMars	A, G, E, P (Ch)	60,742	46,500	85,000		192,242
Nelson A. Diaz	E, P, R	50,000	49,500	85,000		184,500
Sue L. Gin	A, G, R (Ch)	57,500	49,500	85,000		192,000
Rosemarie B. Greco	C, E (Ch)	52,500	42,000	85,000		179,500
Edgar D. Jannotta (2)	—	15,948	15,000	29,808		60,756
Paul L. Joskow (3)	A, E, R	22,011	21,000	37,188		80,199
John M. Palms	A (Ch), G, P, R	62,500	58,500	85,000	$575	206,575
William C. Richardson	A, C, R	50,000	55,500	85,000		190,500
Thomas J. Ridge	E	45,000	28,500	85,000		158,500
John W. Rogers, Jr	G, R	45,000	45,000	85,000		175,000
Ronald Rubin (2)	—	15,948	19,500	29,808		65,256
Stephen D. Steinour (4)	A, C, P	35,659	30,000	55,110		120,769
Richard L. Thomas (2)	—	17,720	25,500	29,808		73,028
Donald Thompson (4)	E, P	32,418	25,500	55,110		113,028

Total All Directors		$722,375	$655,500	$1,170,908	$575	$2,549,358

Committee Membership Key

Audit = A, Chairman = Ch, Compensation = C, Corporate Governance = G, Energy Delivery Oversight = E, Generation Oversight = P, Risk Oversight = R

Notes:

(1)	Mr. Brennan died December 27, 2007.
(2)	Mssrs. Jannotta, Rubin and Thomas retired from the board as of May 8, 2007.
(3)	Dr. Joskow was appointed to the board as of July 23, 2007.
(4)	Messrs. Steinour and Thompson were elected to the board effective May 8, 2007.
(5)

Values in this column represent that portion of the directors accrued earnings in their non-qualified deferred compensation account that were considered as above market. See the description below under the heading “Deferred Compensation.”

Fees Earned or Paid in Cash

All directors receive an annual retainer of $45,000. Committee chairs receive an additional $7,500 per year. Members of the Audit Committee and Generation Oversight Committee, including the committee chairs, receive and additional $5,000 per year membership retainer.

Directors receive $1,500 meeting fee for each board and committee meeting attended, whether in person or by means of teleconferencing or video conferencing equipment. Directors also receive a $1,500 meeting fee for attending the annual shareholders meeting and the annual strategy retreat.

Stock Awards

Directors are required under the Exelon Corporate Governance Principles to own 5,000 shares of Exelon common stock or deferred stock units within three years after their election to the board. The ownership requirement is intended to align the interests of directors with the interests of shareholders so that directors benefit when Exelon’s stock price increases and suffer when it declines. Rather than paying directors entirely in cash, Exelon pays a significant portion of director compensation in the form of deferred stock units. The deferred stock units are not paid out to the directors until they retire from the board, leaving these amounts at risk during the director’s entire tenure on the board.

All directors receive $85,000 worth of deferred Exelon common stock units per year, which accrue at the end of each calendar quarter based upon the closing price of Exelon common stock on the day the quarterly dividend is paid. Deferred stock units are accrued in an unfunded record keeping account maintained by the company and earn the same dividends available to all holders of Exelon common stock, which are reinvested in the account as additional units.

As of December 31, 2007, the directors held the following amounts of deferred Exelon common stock units. The units are valued at the closing price of Exelon common stock on December 31, 2007, which was $81.64. Legacy plans include those stock units earned from Exelon’s predecessor companies, PECO Energy Company and Unicom Corporation. For three directors who served on the PECO Energy board of directors, a portion of the legacy deferred stock units was granted as a conversion of the accrued benefits under the PECO Energy Directors Retirement Plan when the plan was terminated in 1997. Mr. D’Alessio was first elected to the PECO Energy board in 1983; Dr. Palms was first elected in 1990, and Mr. Rubin was first elected in 1988. For Adm. DeMars and Mr. Jannotta, a portion of the legacy deferred stock units were granted as a conversion of the accrued benefits under the Unicom Directors Retirement plan when the plan was terminated in 1997. Mr. Brennan was also a participant in this plan, however he made an irrevocable election to receive deferred cash upon his retirement instead of stock. His cash balance under the plan, as of December 27, 2007, is $37,647.

	Year First Elected to the Board	Deferred Stock Units From Legacy Plans	Deferred Stock Units From Exelon Plan	Total Deferred Stock Units	Fair Market Value as of 12/31/2007
Edward A. Brennan (1)	1995	3,964	11,790	15,754	$1,282,303
M. Walter D’Alessio	1983	23,981	11,800	35,781	2,921,216
Nicholas DeBenedictis	2002		8,631	8,631	704,647
Bruce DeMars	1996	1,239	11,800	13,039	1,064,493
Nelson A. Diaz	2004		4,886	4,886	398,869
Sue L. Gin	1993		11,800	11,800	963,374
Rosemarie B. Greco	1998	5,807	11,800	17,607	1,437,444
Edgar D. Jannotta (2)	1994	12,993	10,778	23,771	1,837,763
Paul L. Joskow	2007		465	465	37,950
John M. Palms	1990	18,239	11,800	30,039	2,452,420
William C. Richardson	2005		3,257	3,257	265,869
Thomas J. Ridge	2005		3,010	3,010	245,755
John W. Rogers, Jr	1999	3,338	11,800	15,138	1,235,855
Ronald Rubin (2)	1988	23,859	11,089	34,948	2,701,871
Stephen D. Steinour	2007		714	714	58,315
Richard L. Thomas (2)	1998	8,753	10,778	19,531	1,509,972
Donald Thompson	2007		714	714	58,315

Notes

(1)	Deferred stock units for Mr. Brennan are valued at $81.40 the closing price on December 27, 2007, the date of his death.
(2)	Deferred stock units for Messrs. Jannotta, Rubin and Thomas are valued at $77.31 the closing price on May 8, 2007 the date of their retirement from the board.

Deferred Stock Unit and Deferred Compensation Payout

For reasons previously disclosed in prior years, the board has extended the retirement date of several directors who had both retired from active employment and had significant amounts of deferred stock units or deferred compensation balances. In order to allow these directors access to their deferred accounts prior to retirement, in June 2007 the board amended both the deferred stock unit plan and the deferred compensation plan to allow directors to elect distributions upon reaching age 72 in addition to age 65, or retirement from the board. The amendment also provided directors an opportunity to elect to take a one-time lump sum distribution from each plan in January 2008.

The following table shows the elections and subsequent payouts from each plan made to current directors. Directors could also elect to receive their stock units in shares of Exelon common stock or have them converted to cash. For purposes of the distribution, stock units were valued at $81.64, the closing price on December 31, 2007 and for those directors with balances in the deferred compensation plan, each individual fund in which they were invested was valued at it’s December 31, 2007 closing price.

	Number of Deferred Stock Units Elected For Distribution	Value of Deferred Stock Unit Distribution at $81.64	Value of Deferred Compensation Payout
M. Walter D’Alessio	28,625	$2,336,973	$—
Nicholas DeBenedictis	3,631	296,447	—
Bruce DeMars	11,800	963,374	—
Sue L. Gin (1)	11,800	963,374	378,653
Rosemarie B. Greco	8,804	718,722	—
John M. Palms	25,039	2,044,220	1,024,035

Notes:

(1)	Ms Gin elected to receive her stock units as shares of Exelon common stock.

Deferred Compensation

Directors may elect to defer any portion their cash compensation in a non-qualified multi-fund deferred compensation plan. Each director has an unfunded account where the dollar balance can be invested in one or more of several mutual funds, including one fund composed entirely of Exelon common stock. Fund balances (including those amounts invested in the Exelon common stock fund) will be settled in cash and may be distributed in a lump sum or in annual installment payments upon a director’s reaching age 65, age 72 or upon retirement from the board. These funds are identical to those that are available to executive officers and are generally identical to those available to company employees who participate in the Exelon Employee Savings Plan. Directors and executive officers do have one additional fund not available to employees that, through its composition, does provide returns that for 2007 were found to be in excess of 120% of the federal long-term rate that is used by the IRS to determine above market returns Dr. Palms had a balance in this fund during 2007, and the portion of his earnings which are in excess of the IRS criteria are included in the table.

Other Compensation

Exelon pays the cost of a director’s spouse’s travel, meals, lodging and other related leisure activities when the spouses are invited to attend company or industry related events where it is customary and expected that directors attend with their spouses. The cost of such travel, meals and other leisure activities is imputed to the director as additional taxable income. However, in most cases there is no incremental cost to Exelon of providing transportation and lodging for a director’s spouse when he or she accompanies the director, and the only additional costs to Exelon are those for meals and leisure activities and to reimburse the director for the taxes on the imputed income. In 2007, incremental cost to the company to provide these perquisites was less than $10,000 per director and the aggregate amount for all directors as a group, a total of 17 directors including the three directors who retired in May 2007, was $51,130. The aggregate amount paid to all directors as a group (17 directors) for reimbursement of taxes on imputed income was $28,967.

Exelon has a board compensation and expense reimbursement policy under which directors are reimbursed for reasonable travel to and from their primary residence and lodging expenses incurred when attending board and committee meetings or other events on behalf of Exelon, including director’s orientation or continuing director’s education programs, facility visits or other business related activities for the benefit of Exelon. Under the policy, Exelon will arrange for its corporate aircraft to transport groups of directors, or when necessary, individual directors, to meetings in order to maximize the time available for meetings and discussion. Directors may bring their spouses on Exelon’s corporate aircraft when they are invited to any Exelon event, and the value of this travel, calculated according to IRS regulations, is imputed to the director as additional taxable income. Exelon has a matching gift program available to employees that matches their contributions to educational institutions up to $5,000 per year. The same program is available to members of the board of directors.

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

			Fees Earned or Paid in Cash		Total
	Committee Membership		Annual Board & Committee Retainers	Board & Committee Meeting Fees
James W. Compton			$70,000	$28,500	$98,500
Peter V. Fazio, Jr. (1)			12,174	1,500	13,674
Sue L. Gin	A			33,000	33,000
Edgar D. Jannotta (2)	A		45,272	28,500	73,772
Edward J. Mooney			70,000	25,500	95,500
John W. Rogers, Jr.	A	(Ch)		37,500	37,500
Jesse H. Ruiz			70,000	27,000	97,000
Richard L. Thomas (2)	A		45,272	34,500	79,772

Total All Directors			$312,718	$216,000	$528,718

Committee Membership Key

Audit = A, Chairman = Ch

Notes:

(1)	Mr. Fazio was elected to the board effective October 29, 2007.
(2)	Messrs. Jannotta and Thomas, upon their retirement from the Exelon board on May 8, 2007 became eligible for the annual retainer in addition to meeting fees.

PECO

In July of 2007, board of directors of PECO voted to increase the size of the board and appointed five non-employee directors. For their service as directors of the company, PECO’s non-employee directors, who are also members of the Exelon board of directors, receive a $1,500 meeting fee for each board meeting attended, whether in person or by means of teleconferencing or video conferencing equipment. The PECO board currently has no standing committees. Non-employee directors who are not members of the Exelon board receive, in addition to the $1,500 meeting fee, an annual retainer of $70,000. All retainers and meeting fees are paid in cash at the end of each quarter. Employee directors receive no additional compensation for service as a director. Directors are also reimbursed for their reasonable travel and lodging expenses when attending PECO board meetings.

	Fees Earned or Paid in Cash		Total
	Annual Board & Committee Retainers	Board & Committee Meeting Fees
M. Walter D’Alessio	$—	$3,000	$3,000
Nelson A. Diaz	—	3,000	3,000
Rosemarie B. Greco	—	3,000	3,000
Thomas J. Ridge	—	1,500	1,500
Ronald Rubin	30,815	3,000	33,815

Total All Directors	$30,815	$13,500	$44,315

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Exelon, Generation and PECO

The following table shows the ownership of Exelon common stock as of January 31, 2008 by any person or entity that has publicly disclosed ownership of more than five percent of Exelon’s outstanding stock, each director, each named executive officer in the Summary Compensation Table, and for all directors and executive officers as a group.

	[A]	[B]	[C]	[D] = [A] + [B] + [C]	[E]	[F] = [D] + [E]
	Beneficially Owned Shares	Shares Held in Company Plans (See Note 1)	Vested Stock Options and Options that Within 60 days	Total Shares Held	Share Equivalents to be Settled in Cash or Stock (See Note 2)	Total Share Interest
Directors
M. Walter D’Alessio (Note 3)	11,506	7,156		18,662	—	18,662
Nicholas DeBenedictis	—	5,000		5,000	—	5,000
Bruce DeMars	9,929	1,239		11,168	—	11,168
Nelson A. Diaz (Note 3)	1,500	4,886		6,386	1,449	7,835
Sue L. Gin	42,777	—		42,777	—	42,777
Rosemarie B. Greco (Note 3)	2,000	8,804		10,804	7,513	18,317
Paul L. Joskow	2,000	465		2,465	549	3,014
John M. Palms	—	5,000		5,000	—	5,000
William C. Richardson	1,254	3,257		4,511	—	4,511
Thomas J. Ridge (Note 3)	—	3,010		3,010	1,001	4,011
John W. Rogers, Jr.	11,374	15,138		26,512	6,971	33,483
Ronald Rubin (Note 4)	—	15,815		15,815	989	16,804
Stephen D. Steinour	—	714		714	861	1,575
Donald Thompson	—	714		714	208	922
Named Officers
John W. Rowe	330,597	5,967	759,250	1,095,814	124,626	1,220,440
John L. Skolds (Note 5)	26,839	4,589	202,000	233,428	32,367	265,795
John F. Young	34,307	2,500	45,000	81,807	29,774	111,581
Randall E. Mehrberg	—	67,401	108,250	175,651	29,758	205,409
Ian P. McLean	47,822	4,794	375,538	428,154	30,816	458,970
Christopher M. Crane	18,120	35,000	38,750	91,870	27,573	119,443
Phillip S. Barnett	5,715	4,000	16,325	26,040	7,572	33,612
Denis P. O’Brien	24,152	11,103	113,500	148,755	18,989	167,744
Craig L. Adams	14,208	2,170	14,375	30,753	7,456	38,209
Lisa M. Crutchfield	5,705	2,778	14,075	22,558	4,281	26,839
Matthew Galvanoni	2,692	300	8,900	11,892	2,219	14,111
Charles Pardee	10,447	8,000	26,250	44,697	16,321	61,018
Total
Directors & Executive Officers as a group, 32 people. (See Note 6)	663,767	263,279	2,122,863	3,049,909	427,198	3,477,108

1.	The shares listed under Shares Held in Company Plans, Column [B], include restricted shares, shares held in the 401(k) plan, and deferred shares held in the Stock Deferral Plan.
2.	The shares listed above under Share Equivalents to be Settled in Cash, Column [E], include unvested performance shares that may settled in cash or stock depending on where the named officer stands with respect to their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.
3.	Mssrs. D’Alessio, Diaz and Ridge, and Ms. Greco are directors of Exelon and PECO Energy.
4.	Mr. Rubin is a director of PECO.
5.	Beneficial ownership for Mr. Skolds is reported as of September 8, 2007.
6.	Beneficial ownership, shown in Column [A], of directors and executive officers as a group represents less than 1% of the outstanding shares of Exelon common stock.

Securities Authorized for Issuance under Exelon Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,719,008	(a)	$41.69	26,412,626(b)
Equity compensation plans not approved by security holders	287,072	(c)	20.59	—

Total	14,006,080		$41.09	26,412,626

(a)	Includes 55,382 of deferred stock units earned by non-employee directors under approved plans.
(b)	Excludes securities to be issued upon exercise of outstanding options.
(c)	Amount shown represents options issued under a broad based incentive plan available to all employees of PECO Energy Company. Options were issued beginning in November 1998 and no further grants were made after October 20, 2000.

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

The following table shows the ownership of Exelon common stock as of January 31, 2008 by (1) any director of ComEd, (2) each named executive officer of ComEd named in the Summary Compensation Table, and (3) all directors and executive officers of ComEd as a group.

	[A]	[B]	[C]	[D] = [A] + [B] + [C]	[E]	[F] = [D] + [E]
	Beneficially Owned Shares	Shares Held in Exelon Plans (See Note 1)	Vested Stock Options and Options that Within 60 days	Total Shares Held	Share Equivalents to be Settled in Cash or Stock (See Note 2)	Total Share Interest
Directors
James W. Compton	14,790		—	14,790	—	14,790
Peter V. Fazio, Jr.	—	—	—	—	—	—
Sue L. Gin	42,777	—		42,777	—	42,777
Edgar D. Jannotta	26,282	—	—	26,282	—	26,282
Edward J. Mooney	—	—	—	—	—	—
John W. Rogers, Jr.	11,374	15,138	—	26,512	6,971	33,483
Jesse H. Ruiz	—	—	—	—	—	—
Richard L. Thomas	31,981	—	—	31,981	—	31,981

Named Officers
Frank M. Clark	25,690	5,000	55,500	86,190	8,836	95,026
Robert K. McDonald	9,660	5,000	25,500	40,160	3,209	43,369
J. Barry Mitchell	19,615	15,891	22,750	58,256	5,862	64,118
John T. Hooker	3,034	4,000	9,625	16,659	4,217	20,876
Anne Pramaggiore	9,949	9,000	39,862	58,811	1,641	60,452
John T. Costello	22,447	10,430	11,128	44,005	3,258	47,263
Total
Directors & Executive Officers as a group, 14 people.	217,599	64,459	164,365	446,423	33,995	480,418

1.	The shares listed under Shares Held in Exelon Plans, Column [B], include restricted shares, shares held in the 401(k) plan, and deferred shares held in the Stock Deferral Plan.
2.	The shares listed above under Share Equivalents to be Settled in Cash, Column [E], include unvested performance shares that may settled in cash or stock depending on where the named officer stands with respect to their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.

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

Generation

There were no related person transactions involving Generation. Generation does not have an independent board of directors.

ComEd

Sidley Austin LLP provided legal services to Exelon and ComEd during 2007. The spouse of Mr. Ruiz, a member of the ComEd board of directors since October 2006, is a partner of Sidley Austin LLP.

The ComEd board of directors has adopted the independence standards of The New York Stock Exchange as its independence standards. In assessing the independence of its directors, the ComEd board considered the relationships of its directors with Exelon as well as the business and charitable relationships among Exelon, ComEd and businesses and charities with which its directors are affiliated. In considering the independence of Mr. Compton, the ComEd board considered Mr. Compton’s prior service as a director of Unicom Corporation and ComEd, contributions made by Exelon and ComEd to Mr. Compton’s former employer, the Chicago Urban League, Mr. Compton’s service on the advisory board of CORE, Consumers Organized for Reliable Electricity, and Mr. Compton’s involvement as a board member or advisory board member with a number of Chicago-area civic and charitable organizations. With respect to Mr. Ruiz, the ComEd board considered the relationship of his spouse with a law firm that provides legal services to Exelon and ComEd, as disclosed above, as well as Exelon’s support of charitable organizations with which Mr. Ruiz has a relationship. With respect to Mr. Mooney, the ComEd board considered the fact that several companies with which Mr. Mooney is affiliated may receive electricity or gas delivery services from ComEd and/or PECO under tariffed rates and Exelon’s support of charitable organizations with which Mr. Mooney has a relationship. With respect to Mr. Fazio, the ComEd board considered Exelon’s support of charitable organizations with which Mr. Fazio has a relationship. With respect to Mr. Moskow, the ComEd board considered the fact that several companies with which Mr. Moskow is affiliated may receive electricity or gas delivery services from ComEd and/or PECO under tariffed rates and Exelon’s support of charitable organizations with which Mr. Moskow has a relationship. The board determined that none of these relationships was material and accordingly that Messrs. Compton, Ruiz, Mooney, Fazio and Moskow are independent.

PECO

There were no related person transactions involving PECO. All of the directors of PECO are not independent by virtue of being directors, retired directors, officers or employees of Exelon or PECO.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of Exelon’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Year Ended December 31,
(in thousands)	2007	2006
Audit fees	$8,640	$8,230
Audit related fees (a)	250	3,503
Tax fees (b)	1,116	339
All other fees (c)	71	38

(a)	Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for accounting assistance and due diligence in connection with proposed acquisitions or sales, employee benefit plan audits, internal control reviews, and consultations concerning financial accounting and reporting standards. The fees associated with the proposed PSEG Merger were reclassified to audit related fees from audit fees as the proposed Merger terminated in 2006.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning. These services included tax compliance and preparation services, including the preparation of original and amended tax returns, claims for refunds, and tax payment planning, and tax advice and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to proposed acquisitions or sales, employee benefit plans and requests for rulings or technical advice from taxing authorities.
(c)	All other fees reflect work performed primarily in connection with research and audit software licenses.

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

The following tables present fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of Generation’s, ComEd’s and PECO’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. These fees include an allocation of amounts billed directly to Exelon Corporation. Fees include amounts related to the year indicated, which may differ from amounts billed.

Generation

	Year Ended December 31,
(in thousands)	2007	2006
Audit fees	$3,721	$3,604
Audit related fees (a)	96	808
Tax fees (b)	109	102
All other fees	24	16

(a)	Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for purchase accounting reviews, audits of employee benefit plans and internal control projects.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.

ComEd

	Year Ended December 31,
(in thousands)	2007	2006
Audit fees	$2,507	$2,485
Audit related fees (a)	27	599
Tax fees (b)	659	120
All other fees	25	12

(a)	Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for regulatory work, depreciation studies and internal control projects.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.

PECO

	Year Ended December 31,
(in thousands)	2007	2006
Audit fees	$2,049	$1,452
Audit related fees (a)	16	388
Tax fees (b)	328	107
All other fees	15	7

(a)	Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for regulatory work, depreciation studies and internal control projects.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, tax planning and tax advice and consulting services in connection with appeals claims.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Exelon

(i)	Financial Statements

Consolidated Statements of Operations for the years 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

EXELON CORPORATION AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Year	Additions and adjustments			Deductions		Balance at End of Year
		Charged to Cost and Expenses	Charged to Other Accounts
For The Year Ended December 31, 2007

Allowance for uncollectible accounts	$91	$132	$17	(a)	$110	(b)	$130

Deferred tax valuation allowance	37	—	—		4		33

Reserve for obsolete materials	27	4	—		2		29

For The Year Ended December 31, 2006

Allowance for uncollectible accounts	$77	$94	$19	(a)	$99	(b)	$91

Deferred tax valuation allowance	37	—	—		—		37

Reserve for obsolete materials	26	2	—		1		27

For The Year Ended December 31, 2005

Allowance for uncollectible accounts	$93	$77	$13	(a)	$106	(b)	$77

Deferred tax valuation allowance	17	(1)	21		—		37

Reserve for obsolete materials	28	(2)	—		—		26

(a)	Primarily charges for late payments and non-service receivables.
(b)	Write-off of individual accounts receivable.

(2)	Generation

(i)	Financial Statements

Consolidated Statements of Operations for the years 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Changes in Member’s Equity for the years 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Year	Additions and adjustments		Deductions	Balance at End of Year
		Charged to Cost and Expenses	Charged to Other Accounts
For The Year Ended December 31, 2007

Allowance for uncollectible accounts	$17	$—	$—	$—	$17

Deferred tax valuation allowance	33	—	(1)	—	32

Reserve for obsolete materials	24	2	—	—	26

For The Year Ended December 31, 2006

Allowance for uncollectible accounts	$15	$2	$—	$—	$17

Deferred tax valuation allowance	34	—	(1)	—	33

Reserve for obsolete materials	23	1	—	—	24

For The Year Ended December 31, 2005

Allowance for uncollectible accounts	$19	$—	$(2)	$2	$15

Deferred tax valuation allowance	13	—	21	—	34

Reserve for obsolete materials	24	(1)	—	—	23

(3)	ComEd

(i)	Financial Statements

Consolidated Statements of Operations for the years 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For The Year Ended December 31, 2007

Allowance for uncollectible accounts	$20	$58	$16	(a)	$41	(b)	$53

Reserve for obsolete materials	3	2	—		2		3

For The Year Ended December 31, 2006

Allowance for uncollectible accounts	$20	$33	$14	(a)	$47	(b)	$20

Reserve for obsolete materials	2	1	—		—		3

For The Year Ended December 31, 2005

Allowance for uncollectible accounts	$16	$24	$18	(a)	$38	(b)	$20

Reserve for obsolete materials	3	(1)	—		—		2

(a)	Charges for late payments and non-service receivables.
(b)	Write-off of individual accounts receivable.

(4)	PECO

(i)	Financial Statements

Consolidated Statements of Operations for the years 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
For The Year Ended December 31, 2007

Allowance for uncollectible accounts	$51	$71	$5	$68	(a)	$59

Reserve for obsolete materials	1	—	—	—		1

For The Year Ended December 31, 2006

Allowance for uncollectible accounts	$39	$58	$5	$51	(a)	$51

Reserve for obsolete materials	1	—	—	—		1

For The Year Ended December 31, 2005

Allowance for uncollectible accounts	$52	$45	$4	$62	(a)	$39

Reserve for obsolete materials	1	—	—	—		1

(a)	Write-off of individual accounts receivable.

(b)	Exhibits

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

Exhibit No.	Description
2-1	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 0-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).

3-1	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-2	Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K, Exhibit 3-2).

3-3	Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-4	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-5	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

3-6	Amended and Restated By-Laws of Commonwealth Edison Company, effective January 23, 2006 (File No. 1-1839, Form 8-K dated January 23, 2006, Exhibit 99.1).

3-7	Amended and Restated Bylaws of Exelon Corporation (File No. 1-16169, Form 8-K dated December 5, 2006, Exhibit 3.1).

3-8	Amended and Restated Articles of Incorporation of Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2007, Exhibit 10-1).

3-9	Exelon Corporation Amended and Restated Bylaws (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2007, Exhibit 10-2).

4-1	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (Wachovia Bank, National Association), (Registration No. 2-2281, Exhibit B-1).

4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

	Dated as of	File Reference	Exhibit No.
	May 1, 1927	2-2881	B-1(c)
	March 1, 1937	2-2881	B-1(g)
	December 1, 1941	2-4863	B-1(h)
	November 1, 1944	2-5472	B-1(i)
	December 1, 1946	2-6821	7-1(j)

	Dated as of	File Reference	Exhibit No.
	September 1, 1957	2-13562	2(b)-17
	May 1, 1958	2-14020	2(b)-18
	March 1, 1968	2-34051	2(b)-24
	March 1, 1981	2-72802	4-46
	March 1, 1981	2-72802	4-47
	December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)
	March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86
	May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88
	May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89
	September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1
	October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2
	April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1
	April 15, 2004	0-16844, September 30, 2004 Form 10-Q	4-1-1
	September 15, 2006	000-16844, Form 8-K dated September 25, 2006	4.1
	March 1, 2007	000-16844, Form 8-K dated March 19, 2007	4.1

4-2	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).

4-3	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).

4-3-1	Supplemental Indentures to aforementioned Commonwealth Edison Mortgage.

	Dated as of	File Reference	Exhibit No.
	August 1, 1946	2-60201, Form S-7	2-1
	April 1, 1953	2-60201, Form S-7	2-1
	March 31, 1967	2-60201, Form S-7	2-1
	April 1,1967	2-60201, Form S-7	2-1
	February 28, 1969	2-60201, Form S-7	2-1
	May 29, 1970	2-60201, Form S-7	2-1
	June 1, 1971	2-60201, Form S-7	2-1
	April 1, 1972	2-60201, Form S-7	2-1
	May 31, 1972	2-60201, Form S-7	2-1
	June 15, 1973	2-60201, Form S-7	2-1
	May 31, 1974	2-60201, Form S-7	2-1
	June 13, 1975	2-60201, Form S-7	2-1
	May 28, 1976	2-60201, Form S-7	2-1
	June 3, 1977	2-60201, Form S-7	2-1
	May 17, 1978	2-99665, Form S-3	4-3
	August 31, 1978	2-99665, Form S-3	4-3
	June 18, 1979	2-99665, Form S-3	4-3
	June 20, 1980	2-99665, Form S-3	4-3

Dated as of	File Reference	Exhibit No.
April 16, 1981	2-99665, Form S-3	4-3
April 30, 1982	2-99665, Form S-3	4-3
April 15, 1983	2-99665, Form S-3	4-3
April 13, 1984	2-99665, Form S-3	4-3
April 15, 1985	2-99665, Form S-3	4-3
April 15, 1986	33-6879, Form S-3	4-9
June 15, 1990	33-38232, Form S-3	4-12
October 1, 1991	33-40018, Form S-3	4-13
October 15, 1991	33-40018, Form S-3	4-14
May 15, 1992	33-48542, Form S-3	4-14
September 15, 1992	33-53766, Form S-3	4-14
February 1, 1993	1-1839, 1992 Form 10-K	4-14
April 1, 1993	33-64028, Form S-3	4-12
April 15, 1993	33-64028, Form S-3	4-13
June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1
July 15, 1993	1-1839, Form 10-Q for quarter ended June 30, 1993.	4-1
January 15, 1994	1-1839, 1993 Form 10-K	4-15
December 1, 1994	1-1839, 1994 Form 10-K	4-16
June 1, 1996	1-1839, 1996 Form 10-K	4-16
March 1, 2002	1-1839, 2001 Form 10-K	4-4-1
May 20, 2002
June 1, 2002
October 7, 2002
January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4
March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4
August 13, 2003	1-1839, Form 8-K dated August 25, 2003	4-4
February 15, 2005	1-16169, Form 10-Q for the quarter ended March 31, 2005	4-3-1
February 1, 2006	1-1839, Form 8-K dated February 22, 2006	99.3
February 22, 2006	1-1839, Form 8-K dated March 6, 2006	4.1
August 1, 2006	1-1839, Form 8-K dated August 28, 2006	4.1
September 15, 2006	1-1839, Form 8-K dated October 2, 2006	4.1
December 1, 2006	1-1839, Form 8-K dated December 19, 2006	4.1
March 1, 2007	1-1839, Form 8-K dated March 23, 2007	4.1
August 30, 2007	1-1839, Form 8-K dated September 10, 2007	4.1
December 20, 2007	1-1839, Form 8-K dated January 16, 2008	4.1

Exhibit No.	Description
4-3-2	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).

4-3-3	Instrument dated as of January 31, 1996, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-4	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).

4-4-1	Supplemental Indentures to aforementioned Indenture.

	Dated as of	File Reference	Exhibit No.
	September 1, 1987	33-32929, Form S-3	4-16
	January 1, 1997	1-1839, 1999 Form 10-K	4-21
	September 1, 2000	1-1839, 2000 Form 10-K	4-7-3

4-5	Indenture dated June 1, 2001 between Generation and First Union National Bank (now Wachovia Bank, National Association) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).

4-6	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).

4-7	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.1).

4-8	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.2).

4-9	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.3).

4-10	Indenture dated May 1, 2001 between Exelon and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association), as trustee (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2005, Exhibit 4-10).

4-11	Form of $400,000,000 4.45% senior notes due 2010 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Form 8-K dated June 9, 2005, Exhibit 99.1).

4-12	Form of $800,000,000 4.90% senior notes due 2015 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Form 8-K dated June 9, 2005, Exhibit 99.2).

4-13	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Form 8-K dated June 9, 2005, Exhibit 99.3).

Exhibit No.	Description
4-14	Indenture dated as of September 28, 2007 from Generation to U.S. Bank National Association, as trustee (File 333-85496, Form 8-K dated September 28, 2007, Exhibit 4.1)

10-1	Power Purchase Agreement among Generation and PECO (Registration Statement No. 333-85496, Form S-4, Exhibit 10.1).

10-2	Exelon Corporation Deferred Compensation Plan (File No. 1-16169, 2001 Form 10-K, Exhibit 10-3).

10-3	Exelon Corporation Retirement Program (File No. 1-16169, 2001 Form 10-K, Exhibit 10-4).

10-4	PECO Energy Company Unfunded Deferred Compensation Plan for Directors* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-4).

10-5	Exelon Corporation Long-Term Incentive Plan As Amended and Restated effective January 28, 2002* (File No. 1-16169, Exelon Proxy Statement dated March 13, 2002, Appendix B).

10-6-1	Form of Restricted Stock Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-1).

10-6-2	Forms of Transferable Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-2).

10-6-3	Forms of Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-3).

10-7	PECO Energy Company Management Incentive Compensation Plan *(File No. 1-01401, 1997 Proxy Statement, Appendix A).

10-8	PECO Energy Company 1998 Stock Option Plan* (Registration Statement No. 333-37082, Post-Effective Amendment No. 1 to Form S-4, Exhibit 4-3).

10-9	Exelon Corporation Employee Savings Plan (File No. 1-16169, 2004 Form 10-K, Exhibit 10-13).

10-10	Second Amended and Restated Trust Agreement for PECO Energy Transition Trust (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.1).

10-11	Indenture dated as of March 1, 1999 between PECO Energy Transition Trust and The Bank of New York. (File No. 1-01401, PECO Energy Transition Trust Report on Form 8-K dated March 25, 1999, Exhibit 4.3.1).

10-11-1	Series Supplement dated as of March 25, 1999 between PECO Energy Transition Trust and The Bank of New York. (File No. 1-01401, PECO Energy Transition Trust Report on Form 8-K dated March 25, 1999, Exhibit 4.3.2).

10-11-2	Series Supplement dated as of March 1, 2001 between PECO Energy Transition Trust and The Bank of New York. (File No. 1-01401, PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001, Exhibit 4.3.2).

10-11-3	Series Supplement dated as of May 2, 2000 between PECO Energy Transition Trust and The Bank of New York (File No. 1-01401, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.3.2).

Exhibit No.	Description
10-12	Intangible Transition Property Sale Agreement dated as of March 25,1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 1-01401, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 10.1).

10-12-1	Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-13	Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 1-01401, PECO Energy Transition Trust Current Report on Form 8-K dated May 2, 2000, Exhibit 10.2).

10-13-1	Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-14	Exelon Corporation Cash Balance Pension Plan (File No. 1-16169, 2001 Form 10-K, Exhibit 10-14).

10-15	Joint Petition for Full Settlement of PECO Energy Company’s Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998. (Registration Statement No. 333-58055, Exhibit 10.3).

10-16	Joint Petition for Full Settlement of PECO Energy Company’s Application for Issuance of Qualified Rate Order Under Section 2812 of the Public Utility Code dated March 8, 2000 (Amendment No. 1 to Registration Statement No. 333-31646, Exhibit 10.4).

10-17	Unicom Corporation Amended and Restated Long-Term Incentive Plan *(File No. 1-11375, Unicom Proxy Statement dated April 7, 1999, Exhibit A).

10-17-1	First Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-8).

10-17-2	Second Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-9).

10-18	Unicom Corporation General Provisions Regarding 1996 Stock Option Awards Granted under the Unicom Corporation and Long-Term Incentive Plan. *(File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-9).

10-19	Unicom Corporation General Provisions Regarding 1996B Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan. *(File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-8).

10-20	Unicom Corporation General Provisions Regarding Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan (Effective July 10, 1997) *(File Nos. 1-11375 and 1-1839, 1999 Form 10-K, Exhibit 10-8).

10-21	Unicom Corporation Deferred Compensation Unit Plan, as amended *(File Nos. 1-11375 and 1-1839, 1995 Form 10-K, Exhibit 10-12).

10-22	Exelon Corporation Corporate Stock Deferral Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-22).

Exhibit No.	Description
10-23	Unicom Corporation Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-12).

10-24	Commonwealth Edison Company Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-13).

10-25	Unicom Corporation 1996 Directors’ Fee Plan * (File No. 1-11375, Unicom Proxy Statement dated April 8, 1996, Appendix A).

10-25-1	Second Amendment to Unicom Corporation 1996 Directors Fee Plan *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-11).

10-26	First Amendment to the Commonwealth Edison Company Supplemental Management Retirement Plan *(File No. 1-1839, 2000 Form 10-K, Exhibit 10-27-1).

10-27	Amendment No. 1 to Exelon Corporation Supplemental Management Retirement Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-32).

10-28	Form of Stock Award Agreement under the Unicom Corporation Long-Term Incentive Plan *(File Nos. 1-11375 and 1-1839, 1997 Form 10-K, Exhibit 10-37).

10-29	PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated January 1, 2001)* (File No. 0-16844, 2001 Form 10-K, Exhibit 10-35).

10-30	Agreement Regarding Various Matters Involving or Affecting Rates for Electric Service Offered by Commonwealth Edison Company dated as of March 3, 2003 among Commonwealth Edison Company and the other parties named therein (File No. 1-16169, Commonwealth Edison Company 2002 Form 10-K, Exhibit 10-41).

10-30-1	Amendment dated as of March 10, 2003 to the Agreement Regarding Various Matters Involving or Affecting Rates for Electric Service Offered by Commonwealth Edison Company (File No. 1-16169, Commonwealth Edison Company 2002 Form 10-K, Exhibit 10-41-1).

10-31	Exelon Corporation Annual Incentive Plan for Senior Executives effective January 1, 2004*. (File No. 1-16169, 2004 Form 10-K, Exhibit 10-49).

10-32	Form of change in control employment agreement for senior executives newly eligible or promoted after January 1, 2004*. (File No. 1-16169, 2004 Form 10-K, Exhibit 10-50).

10-33	Form of change in control employment agreement *(amended and restated as of May 1, 2004). (File No. 1-16169, 2004 Form 10-K, Exhibit 10-51).

10-34	Amendment One to Exelon Corporation Deferred Compensation Plan*. (File No. 1-16169, 2004 Form 10-K, Exhibit 10-52).

10-35	Amendment Two to Exelon Corporation Supplemental Management Retirement Plan*. (File No. 1-16169, 2004 Form 10-K, Exhibit 10-53).

10-36	Restatement of the Exelon Corporation Employee Stock Purchase Plan, effective May 1, 2004 and Appendix One thereto. (File No. 1-16169, 2004 Form 10-K, Exhibit 10-54).

10-37	Amended and Restated Employment Agreement by and between Exelon Corporation and John W. Rowe, dated as of July 22, 2005 *(File No. 1-16169, Form 10-Q for the quarter ended June 30, 2005, Exhibit 10-2).

10-38	Exelon Corporation 2006 Long-Term Incentive Plan (Registration Statement No. 333-122704, Joint Proxy Statement-Prospectus pursuant to Rule 424(b)(3) filed June 3, 2005, Annex H).

Exhibit No.	Description
10-39	Form of Stock Option Grant Instrument under the Exelon Corporation 2006 Long-Term Incentive Plan (File No. 1-16169, Form 8-K filed January 27, 2006, Exhibit 99.2).

10-40	Exelon Corporation Employee Stock Purchase Plan for Unincorporated Subsidiaries (Registration Statement No. 333-122704, Joint Proxy Statement-Prospectus pursuant to Rule 424(b)(3) filed June 3, 2005, Annex I).

10-41	Exelon Corporation Senior Management Severance Plan (As Amended and Restated) (File No. 1-16169, 2005 Form 10-K, Exhibit 10-62).

10-42	Form of Separation Agreement under Exelon Corporation Senior Management Severance Plan (As Amended and Restated) (File No. 1-16169, 2005 Form 10-K, Exhibit 10-63).

10-43	Credit Agreement dated as of October 26, 2006 between Exelon Corporation and Various Financial Institutions (File No. 1-16169, Form 8-K dated October 26, 2006, Exhibit 99.1).

10-44	Credit Agreement dated as of October 26, 2006 between Exelon Generation Company and Various Financial Institutions (File No. 333-85496, Form 8-K dated October 26, 2006, Exhibit 99.2).

10-45	Credit Agreement dated as of October 26, 2006 between PECO Energy Company and Various Financial Institutions (File No. 000-16844, Form 8-K dated October 26, 2006, Exhibit 99.3).

10-46	Exelon Corporation Executive Death Benefits Plan dated as of January 1, 2003 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-52).

10-47	First Amendment to Exelon Corporation Executive Death Benefits Plan, effective January 1, 2006 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-53).

10-48	Amendment Number One to the Exelon Corporation 2006 Long-Term Incentive Plan, effective December 4, 2006 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-54).

10-49	Amendment Number Two to the Exelon Corporation 2006 Long-Term Incentive Plan (As Amended and Restated Effective January 28, 2002), effective December 4, 2006 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-55).

10-50	Exelon Corporation Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, 2006 Form 10-K, Exhibit 10-56).

10-51	Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, 2006 Form 10-K, Exhibit 10-57).

10-52	Commonwealth Edison Company Long-Term Incentive Plan, effective January 1, 2007 (File No. 1-16169, Form 10-Q for the quarter ended March 31, 2007, Exhibit 10-1).

10-53	Amendment Number One to the Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2007, Exhibit 10-3).

10-54	Credit Agreement dated as of October 3, 2007 among ComEd, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 1-1839, Form 8-K dated October 3, 2007, Exhibit 99.1)

10-55	Restricted stock unit award agreement (File 1-16169, Form 8-K dated August 31, 2007, Exhibit 99.1).

10-56	Settlement Agreement by and between the City of Chicago and ComEd effective December 21, 2007.

14	Exelon Code of Conduct (File No. 1-16169, 2006 Form 10-K, Exhibit 14).

Exhibit No.	Description
Subsidiaries

21-1	Exelon Corporation

21-2	Exelon Generation Company, LLC

21-3	Commonwealth Edison Company

21-4	PECO Energy Company

Consent of Independent Registered Public Accountants

23-1	Exelon Corporation

23-2	Exelon Generation Company, LLC

23-3	Commonwealth Edison Company

23-4	PECO Energy Company

Power of Attorney (Exelon Corporation)

24-1	M. Walter D’Alessio

24-2	Nicholas DeBenedictis

24-3	Bruce DeMars

24-4	Nelson A. Diaz

24-5	Sue L. Gin

24-6	Rosemarie B. Greco

24-7	Paul L. Joskow

24-8	John M. Palms, Ph.D.

24-9	William C. Richardson

24-10	Thomas J. Ridge

24-11	John W. Rogers, Jr.

24-12	Stephen D. Steinour

24-13	Donald Thompson

Power of Attorney (Commonwealth Edison Company)

24-14	James W. Compton

24-15	Peter V. Fazio, Jr.

24-16	Sue L. Gin

24-17	Edgar D. Jannotta

24-18	Edward J. Mooney

24-19	John W. Rogers, Jr.

24-20	Jesse H. Ruiz

24-21	Richard L. Thomas

Power of Attorney (PECO Energy Company)

24-22	M. Walter D’Alessio

Exhibit No.	Description
24-23	Nelson A. Diaz

24-24	Rosemarie B. Greco

24-25	Thomas J. Ridge

24-26	Ronald Rubin

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the following officers for the following registrants:

31-1	Filed by John W. Rowe for Exelon Corporation

31-2	Filed by Matthew F. Hilzinger for Exelon Corporation

31-3	Filed by John W. Rowe for Exelon Generation Company, LLC

31-4	Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

31-5	Filed by Frank M. Clark for Commonwealth Edison Company

31-6	Filed by Robert K. McDonald for Commonwealth Edison Company

31-7	Filed by Denis P. O’Brien for PECO Energy Company

31-8	Filed by Phillip S. Barnett for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the following officers for the following registrants:

32-1	Filed by John W. Rowe for Exelon Corporation

32-2	Filed by Matthew F. Hilzinger for Exelon Corporation

32-3	Filed by John W. Rowe for Exelon Generation Company, LLC

32-4	Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

32-5	Filed by Frank M. Clark for Commonwealth Edison Company

32-6	Filed by Robert K. McDonald for Commonwealth Edison Company

32-7	Filed by Denis P. O’Brien for PECO Energy Company

32-8	Filed by Phillip S. Barnett for PECO Energy Company

*	Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 7th day of February, 2008.

EXELON CORPORATION

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of February, 2008.

Signature	Title

/s/ JOHN W. ROWE John W. Rowe	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

This annual report has also been signed below by John W. Rowe, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

M. Walter D’Alessio	John M. Palms, PhD.
Nicholas DeBenedictis	William C. Richarson
Bruce DeMars	Thomas J. Ridge
Nelson A. Diaz	John W. Rogers, Jr.
Sue L. Gin	Stephen D. Steinour
Rosemarie B. Greco	Donald Thompson
Paul L. Joskow

By:	/s/ JOHN W. ROWE	February 7, 2008
Name:	John W. Rowe

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 7th day of February, 2008.

EXELON GENERATION COMPANY, LLC

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman, Chief Executive Officer and President, Exelon

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of February, 2008.

Signature	Title

/s/ JOHN W. ROWE John W. Rowe	Chairman, Chief Executive Officer, President, Exelon and President (Principal Executive Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Chief Financial Officer (Principal Financial Officer)

/s/ JON D. VEURINK Jon D. Veurink	Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 7th day of February, 2008.

COMMONWEALTH EDISON COMPANY

By:	/s/ FRANK M. CLARK
Name:	Frank M. Clark
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of February, 2008.

Signature	Title

/s/ FRANK M. CLARK Frank M. Clark	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ J. BARRY MITCHELL J. Barry Mitchell	President and Chief Operating Officer

/s/ ROBERT K. MCDONALD Robert K. McDonald	Senior Vice President, Chief Financial Officer, Treasurer and Chief Risk Officer (Principal Financial Officer)

/s/ MATTHEW R. GALVANONI Matthew R. Galvanoni	Vice President and Controller (Principal Accounting Officer)

This annual report has also been signed below by Frank M. Clark, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

James W. Compton	Edward J. Mooney
Peter V. Fazio, Jr.	John W. Rogers, Jr.
Sue L. Gin	Jesse H. Ruiz
Edgar D. Jannotta	Richard L. Thomas

By:	/s/ FRANK M. CLARK	February 7, 2008
Name:	Frank M. Clark

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 7th day of February, 2008.

PECO ENERGY COMPANY

By:	/s/ DENIS P. O’BRIEN
Name:	Denis P. O’Brien
Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of February, 2008.

Signature	Title

/s/ DENIS P. O’BRIEN Denis P. O’Brien	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PHILLIP S. BARNETT Phillip S. Barnett	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW R. GALVANONI Matthew R. Galvanoni	Vice President and Controller (Principal Accounting Officer)

This annual report has also been signed below by John W. Rowe, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

M. Walter D’Alessio	Thomas J. Ridge
Nelson A. Diaz	Ronald Rubin
Rosemarie B. Greco

By:	/s/ JOHN W. ROWE	February 7, 2008
Name:	John W. Rowe