Form 10-Q
period 2008-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2008-04-24
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Name of Registrant; State of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number

1-16169	EXELON CORPORATION	23-2990190
(a Pennsylvania corporation) 10 South Dearborn Street P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398

333-85496	EXELON GENERATION COMPANY, LLC	23-3064219
(a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348-2473 (610) 765-5959

1-1839	COMMONWEALTH EDISON COMPANY	36-0938600
(an Illinois corporation) 440 South LaSalle Street Chicago, Illinois 60605-1028 (312) 394-4321

000-16844	PECO ENERGY COMPANY	23-0970240
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

The number of shares outstanding of each registrant’s common stock as of March 31, 2008 was:

Exelon Corporation Common Stock, without par value	656,002,630
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	✓
Exelon Generation Company, LLC			✓
Commonwealth Edison Company			✓
PECO Energy Company			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Exelon Corporation, Exelon Generation Company, LLC, Commonwealth Edison Company and PECO Energy Company. Yes ☐    No ☑.

FILING FORMAT

This combined Form 10-Q is being filed separately by Exelon Corporation (Exelon), Exelon Generation Company, LLC (Generation), Commonwealth Edison Company (ComEd), and PECO Energy Company (PECO) (collectively, the Registrants). Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2007 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 19, as updated by Part I, Item 1. Financial Statements, Note 13 of this Report; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

WHERE TO FIND MORE INFORMATION

The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the website maintained by the SEC at www.sec.gov and the Registrants’ websites at www.exeloncorp.com. Information contained on the Registrants’ websites shall not be deemed incorporated into, or to be a part of, this Report.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2008	2007
Operating revenues	$4,517	$4,829
Operating expenses
Purchased power	1,072	1,245
Fuel	538	770
Operating and maintenance	1,193	1,058
Depreciation and amortization	398	369
Taxes other than income	193	196

Total operating expenses	3,394	3,638

Operating income	1,123	1,191

Other income and deductions
Interest expense	(180)	(156)
Interest expense to affiliates, net	(41)	(57)
Equity in losses of unconsolidated affiliates and investments	(5)	(26)
Other, net	(58)	63

Total other income and deductions	(284)	(176)

Income from continuing operations before income taxes	839	1,015
Income taxes	258	334

Income from continuing operations	581	681

Discontinued operations
Income from discontinued operations (net of taxes of $0 and $2 for the three months ended March 31, 2008 and 2007, respectively)	1	5
Gain (loss) on disposal of discontinued operations (net of taxes of $0 and $3 for the three months ended March 31, 2008 and 2007, respectively)	(1)	5

Income from discontinued operations, net	—	10

Net income	581	691

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service (benefit) cost reclassified to periodic benefit cost	(2)	(2)
Actuarial loss reclassified to periodic (benefit) cost	17	21
Transition obligation reclassified to periodic (benefit) cost	—	1
Finalization of pension and non-pension postretirement benefit plans valuation	4	—
Change in unrealized (loss) gain on cash-flow hedges	(473)	(415)
Unrealized gain (loss) on marketable securities	(2)	9

Other comprehensive loss	(456)	(386)

Comprehensive income	$125	$305

Average shares of common stock outstanding:
Basic	659	672
Diluted	664	677

Earnings per average common share — basic:
Income from continuing operations	$0.88	$1.01
Income from discontinued operations	—	0.01

Net income	$0.88	$1.02

Earnings per average common share — diluted:
Income from continuing operations	$0.88	$1.01
Income from discontinued operations	—	0.01

Net income	$0.88	$1.02

Dividends per common share	$0.50	$0.44

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$581	$691
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	552	533
Deferred income taxes and amortization of investment tax credits	51	(75)
Net realized and unrealized mark-to-market transactions	(104)	116
Other non-cash operating activities	296	170
Changes in assets and liabilities:
Accounts receivable	181	(295)
Inventories	70	141
Accounts payable, accrued expenses and other current liabilities	(391)	(200)
Counterparty collateral asset	(206)	(101)
Counterparty collateral liability	45	(246)
Income taxes	(5)	319
Restricted cash	11	—
Pension and non-pension postretirement benefit contributions	(25)	(20)
Other assets and liabilities	(338)	(365)

Net cash flows provided by operating activities	718	668

Cash flows from investing activities
Capital expenditures	(897)	(672)
Proceeds from nuclear decommissioning trust fund sales	5,130	945
Investment in nuclear decommissioning trust funds	(5,195)	(1,007)
Proceeds from sale of investments	—	95
Change in restricted cash	(142)	9
Other investing activities	(1)	(29)

Net cash flows used in investing activities	(1,105)	(659)

Cash flows from financing activities
Issuance of long-term debt	1,781	460
Retirement of long-term debt	(417)	(179)
Retirement of long-term debt to financing affiliates	(381)	(264)
Change in short-term debt	15	331
Dividends paid on common stock	(330)	(296)
Proceeds from employee stock plans	44	98
Purchase of treasury stock	(436)	(37)
Purchase of forward contract in relation to certain treasury stock	(64)	—
Other financing activities	26	34

Net cash flows provided by financing activities	238	147

(Decrease) increase in cash and cash equivalents	(149)	156
Cash and cash equivalents at beginning of period	311	224

Cash and cash equivalents at end of period	$162	$380

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$162	$311
Restricted cash and investments	249	118
Accounts receivable, net
Customer	1,868	2,041
Other	529	611
Mark-to-market derivative assets	314	247
Inventories, net
Fossil fuel	175	252
Materials and supplies	481	471
Deferred income taxes	417	102
Other	645	427

Total current assets	4,840	4,580

Property, plant and equipment, net	24,737	24,153
Deferred debits and other assets
Regulatory assets	4,953	5,133
Nuclear decommissioning trust funds	6,511	6,823
Investments	670	668
Investments in affiliates	47	63
Goodwill	2,625	2,625
Mark-to-market derivative assets	133	55
Other	1,332	1,261

Total deferred debits and other assets	16,271	16,628

Total assets	$45,848	$45,361

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$631	$616
Long-term debt due within one year	653	605
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	624	501
Accounts payable	1,308	1,450
Mark-to-market derivative liabilities	851	234
Accrued expenses	989	1,240
Other	655	983

Total current liabilities	5,711	5,629

Long-term debt	11,251	9,915
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	1,157	1,505
Long-term debt to other financing trusts	391	545
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,177	5,081
Asset retirement obligations	3,821	3,812
Pension obligations	721	777
Non-pension postretirement benefit obligations	1,749	1,717
Spent nuclear fuel obligation	1,004	997
Regulatory liabilities	3,138	3,301
Mark-to-market derivative liabilities	319	298
Other	1,489	1,560

Total deferred credits and other liabilities	17,418	17,543

Total liabilities	35,928	35,137

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 656 and 661 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	8,630	8,579
Treasury stock, at cost (35 and 28 shares held at March 31, 2008 and December 31, 2007, respectively)	(2,316)	(1,838)
Retained earnings	5,669	4,930
Accumulated other comprehensive loss, net	(2,150)	(1,534)

Total shareholders’ equity	9,833	10,137

Total liabilities and shareholders’ equity	$45,848	$45,361

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2007	689,183	$8,579	$(1,838)	$4,930	$(1,534)	$10,137
Net income	—	—	—	581	—	581
Long-term incentive plan activity	1,481	73	—	—	—	73
Common stock purchases	—	(22)	(478)	—	—	(500)
Common stock dividends declared	—	—	—	(2)	—	(2)
Cumulative effect adjustment to initially apply Statement of Financial Accounting Standards (SFAS) No. 159, net of income taxes of $286	—	—	—	160	(160)	—
Other comprehensive loss, net of income taxes of $282	—	—	—	—	(456)	(456)

Balance, March 31, 2008	690,664	$8,630	$(2,316)	$5,669	$(2,150)	$9,833

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Operating revenues
Operating revenues	$1,603	$1,843
Operating revenues from affiliates	879	860

Total operating revenues	2,482	2,703

Operating expenses
Purchased power	564	594
Fuel	271	471
Operating and maintenance	711	561
Operating and maintenance from affiliates	74	78
Depreciation and amortization	70	67
Taxes other than income	53	41

Total operating expenses	1,743	1,812

Operating income	739	891

Other income and deductions
Interest expense	(36)	(35)
Equity in earnings of investments	—	2
Other, net	(64)	32

Total other income and deductions	(100)	(1)

Income from continuing operations before income taxes	639	890
Income taxes	200	335

Income from continuing operations	439	555

Discontinued operations
(Loss) gain on disposal of discontinued operations (net of taxes of $0 and $3 for the three months ended March 31, 2008 and 2007, respectively)	(1)	5

(Loss) income from discontinued operations, net	(1)	5

Net income	438	560

Other comprehensive income (loss), net of income taxes
Finalization of pension and non-pension postretirement benefit plans valuation	(3)	—
Unrealized gain on marketable securities	—	9
Change in unrealized loss on cash-flow hedges	(517)	(422)

Other comprehensive loss	(520)	(413)

Comprehensive (loss) income	$(82)	$147

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$438	$560
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	225	230
Deferred income taxes and amortization of investment tax credits	52	(25)
Net realized and unrealized mark-to-market transactions	(74)	118
Other non-cash operating activities	172	56
Changes in assets and liabilities
Accounts receivable	127	(166)
Receivables from and payables to affiliates, net	49	257
Inventories	(10)	30
Accounts payable, accrued expenses and other current liabilities	(157)	(118)
Counterparty collateral asset	(206)	(101)
Counterparty collateral liability	10	(246)
Income taxes	76	358
Pension and non-pension postretirement benefit contributions	(9)	(11)
Other assets and liabilities	(107)	(119)

Net cash flows provided by operating activities	586	823

Cash flows from investing activities
Capital expenditures	(529)	(290)
Proceeds from nuclear decommissioning trust fund sales	5,130	945
Investment in nuclear decommissioning trust funds	(5,195)	(1,007)
Proceeds from sale of investments	—	95
Changes in Exelon intercompany money pool	—	(117)
Change in restricted cash	8	1
Other investing activities	1	(7)

Net cash flows used in investing activities	(585)	(380)

Cash flows from financing activities
Change in short-term debt	490	—
Changes in Exelon intercompany money pool	119	—
Distribution to member	(689)	(295)
Other financing activities	—	1

Net cash flows used in financing activities	(80)	(294)

(Decrease) increase in cash and cash equivalents	(79)	149
Cash and cash equivalents at beginning of period	127	128

Cash and cash equivalents at end of period	$48	$277

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$48	$127
Restricted cash and investments	39	47
Accounts receivable, net
Customer	660	764
Other	97	113
Mark-to-market derivative assets	314	247
Receivable from affiliates	138	149
Inventories, net
Fossil fuel	130	126
Materials and supplies	387	378
Deferred income taxes	419	94
Prepayments and other current assets	318	279

Total current assets	2,550	2,324

Property, plant and equipment, net	8,405	8,043
Deferred debits and other assets
Nuclear decommissioning trust funds	6,511	6,823
Investments	30	31
Receivable from affiliate	1	—
Mark-to-market derivative assets	123	51
Prepaid pension asset	953	960
Other	338	289

Total deferred debits and other assets	7,956	8,154

Total assets	$18,911	$18,521

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Short-term borrowings	$490	$—
Payable to Exelon intercompany money pool	119	—
Long-term debt due within one year	12	12
Accounts payable	760	857
Mark-to-market derivative liabilities	851	234
Mark-to-market derivative liability with affiliate	89	13
Payables to affiliates	38	—
Accrued expenses	661	704
Other	261	260

Total current liabilities	3,281	2,080

Long-term debt	2,513	2,513
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,118	1,084
Asset retirement obligations	3,628	3,626
Pension obligation	28	26
Non-pension postretirement benefit obligations	566	546
Spent nuclear fuel obligation	1,004	997
Payables to affiliates	1,965	2,117
Mark-to-market derivative liabilities	319	298
Mark-to-market derivative liability with affiliate	465	443
Other	424	421

Total deferred credits and other liabilities	9,517	9,558

Total liabilities	15,311	14,151

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,321	3,321
Undistributed earnings	1,339	1,429
Accumulated other comprehensive loss, net	(1,061)	(381)

Total member’s equity	3,599	4,369

Total liabilities and member’s equity	$18,911	$18,521

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

(Unaudited)

(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance, December 31, 2007	$3,321	$1,429	$(381)	$4,369
Net income	—	438	—	438
Distribution to member	—	(689)	—	(689)
Cumulative effect adjustment to initially apply SFAS No. 159, net of income taxes of $286	—	160	(160)	—
Adjustment of the adoption of Financial Accounting Standards Board Interpretation No. (FIN) 48	—	1	—	1
Other comprehensive loss, net of income taxes of $342	—	—	(520)	(520)

Balance, March 31, 2008	$3,321	$1,339	$(1,061)	$3,599

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Operating revenues
Operating revenues	$1,439	$1,488
Operating revenues from affiliates	1	2

Total operating revenues	1,440	1,490

Operating expenses
Purchased power	456	588
Purchased power from affiliate	385	380
Operating and maintenance	206	195
Operating and maintenance from affiliates	43	49
Depreciation and amortization	111	107
Taxes other than income	69	80

Total operating expenses	1,270	1,399

Operating income	170	91

Other income and deductions
Interest expense	(96)	(68)
Interest expense to affiliates, net	(9)	(15)
Equity in losses of unconsolidated affiliates	(2)	(2)
Other, net	4	2

Total other income and deductions	(103)	(83)

Income before income taxes	67	8
Income taxes	26	3

Net income	41	5

Other comprehensive income, net of income taxes
Change in unrealized gain on cash-flow hedges	—	3

Other comprehensive income	—	3

Comprehensive income	$41	$8

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$41	$5
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	111	107
Deferred income taxes and amortization of investment tax credits	15	9
Net realized and unrealized mark-to-market transactions	—	(2)
Other non-cash operating activities	58	51
Changes in assets and liabilities:
Accounts receivable	27	(38)
Inventories	(1)	6
Accounts payable, accrued expenses and other current liabilities	(51)	36
Receivables from and payables to affiliates, net	(18)	(142)
Income taxes	8	(4)
Change in restricted cash	11	—
Pension and non-pension postretirement benefit contributions	(1)	(1)
Other assets and liabilities	(84)	(58)

Net cash flows provided by (used in) operating activities	116	(31)

Cash flows from investing activities
Capital expenditures	(255)	(289)
Change in restricted cash	(121)	(2)
Other investing activities	7	3

Net cash flows used in investing activities	(369)	(288)

Cash flows from financing activities
Changes in short-term debt	(370)	280
Issuance of long-term debt	1,136	287
Retirement of long-term debt	(296)	(145)
Retirement of long-term debt to financing trusts	(246)	(86)

Net cash flows provided by financing activities	224	336

(Decrease) increase in cash and cash equivalents	(29)	17
Cash and cash equivalents at beginning of period	87	35

Cash and cash equivalents at end of period	$58	$52

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$58	$87
Restricted cash	125	15
Accounts receivable, net
Customer	677	706
Other	195	203
Inventories, net	75	74
Regulatory assets	167	101
Mark-to-market derivative asset with affiliate	89	13
Other	43	42

Total current assets	1,429	1,241

Property, plant and equipment, net	11,289	11,127
Deferred debits and other assets
Regulatory assets	506	503
Investments	43	46
Goodwill	2,625	2,625
Receivables from affiliates	1,796	1,908
Mark-to-market derivative asset with affiliate	465	443
Prepaid pension asset	867	875
Other	605	608

Total deferred debits and other assets	6,907	7,008

Total assets	$19,625	$19,376

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$370
Long-term debt due within one year	138	122
Long-term debt to ComEd Transitional Funding Trust due within one year	183	274
Accounts payable	278	289
Accrued expenses	300	367
Payables to affiliates	50	55
Customer deposits	119	119
Regulatory liabilities	92	17
Deferred income taxes	29	33
Other	107	66

Total current liabilities	1,296	1,712

Long-term debt	4,860	4,023
Long-term debt to financing trusts	206	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,067	2,049
Asset retirement obligations	170	163
Non-pension postretirement benefit obligations	201	185
Regulatory liabilities	3,365	3,447
Other	894	908

Total deferred credits and other liabilities	6,697	6,752

Total liabilities	13,059	12,848

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,968	4,968
Retained earnings (deficit)	10	(29)
Accumulated other comprehensive income, net	—	1

Total shareholders’ equity	6,566	6,528

Total liabilities and shareholders’ equity	$19,625	$19,376

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$1,588	$4,968	$(1,639)	$1,610	$1	$6,528
Net income	—	—	41	—	—	41
Appropriation of retained earnings for future dividends	—	—	(39)	39	—	—
Adjustment of the adoption of FIN 48	—	—	(2)	—	—	(2)
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	(1)	(1)

Balance, March 31, 2008	$1,588	$4,968	$(1,639)	$1,649	$—	$6,566

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Operating revenues
Operating revenues	$1,472	$1,496
Operating revenues from affiliates	4	4

Total operating revenues	1,476	1,500

Operating expenses
Purchased power	79	64
Purchased power from affiliate	493	480
Fuel	267	299
Operating and maintenance	145	119
Operating and maintenance from affiliates	23	29
Depreciation and amortization	205	185
Taxes other than income	66	71

Total operating expenses	1,278	1,247

Operating income	198	253

Other income and deductions
Interest expense	(27)	(19)
Interest expense to affiliates, net	(32)	(43)
Equity in losses of unconsolidated affiliates	(3)	(2)
Other, net	4	5

Total other income and deductions	(58)	(59)

Income before income taxes	140	194
Income taxes	43	66

Net income	97	128
Preferred stock dividends	1	1

Net income on common stock	$96	$127

Comprehensive income, net of income taxes
Net income	$97	$128
Other comprehensive loss, net of income taxes
Unrealized loss on marketable securities	(1)	—

Other comprehensive loss	(1)	—

Comprehensive income	$96	$128

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$97	$128
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	205	185
Deferred income taxes and amortization of investment tax credits	(38)	(77)
Other non-cash operating activities	35	29
Changes in assets and liabilities:
Accounts receivable	(29)	(97)
Inventories	80	105
Accounts payable, accrued expenses and other current liabilities	(42)	(71)
Receivables from and payables to affiliates, net	(6)	(23)
Income taxes	69	167
Pension and non-pension postretirement benefit contributions	(5)	(6)
Other assets and liabilities	(133)	(139)

Net cash flows provided by operating activities	233	201

Cash flows from investing activities
Capital expenditures	(105)	(85)
Changes in Exelon intercompany money pool	(181)	—
Change in restricted cash	(48)	3
Other investing activities	2	(3)

Net cash flows used in investing activities	(332)	(85)

Cash flows from financing activities
Issuance of long-term debt	645	173
Retirement of long-term debt	(100)	—
Retirement of long-term debt to PECO Energy Transition Trust	(135)	(178)
Change in short-term debt	(246)	5
Changes in Exelon intercompany money pool	—	(32)
Dividends paid on common and preferred stock	(140)	(156)
Repayment of parent receivable	71	65

Net cash flows provided by (used in) financing activities	95	(123)

Decrease in cash and cash equivalents	(4)	(7)
Cash and cash equivalents at beginning of period	34	29

Cash and cash equivalents at end of period	$30	$22

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$30	$34
Restricted cash	51	3
Accounts receivable, net
Customer	530	525
Other	32	44
Inventories, net
Fossil Fuel	46	127
Materials and supplies	19	19
Deferred income taxes	34	35
Receivable from Exelon intercompany money pool	181	—
Prepaid utility taxes	121	—
Other	10	13

Total current assets	1,054	800

Property, plant and equipment, net	4,906	4,842
Deferred debits and other assets
Regulatory assets	3,113	3,273
Investments	23	25
Investments in affiliates	53	57
Receivables from affiliates	172	212
Other	612	601

Total deferred debits and other assets	3,973	4,168

Total assets	$9,933	$9,810

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$246
Long-term debt due within one year	504	450
Long-term debt to PECO Energy Transition Trust due within one year	441	227
Accounts payable	195	211
Accrued expenses	181	148
Payables to affiliates	139	145
Customer deposits	67	67
Other	23	22

Total current liabilities	1,550	1,516

Long-term debt	1,671	1,176
Long-term debt to PECO Energy Transition Trust	1,157	1,506
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,582	2,618
Asset retirement obligations	24	22
Non-pension postretirement benefit obligations	284	282
Regulatory liabilities	202	250
Other	142	146

Total deferred credits and other liabilities	3,234	3,318

Total liabilities	7,796	7,700

Commitments and contingencies
Shareholders’ equity
Common stock	2,255	2,255
Preferred stock	87	87
Receivable from parent	(713)	(784)
Retained earnings	505	548
Accumulated other comprehensive income, net	3	4

Total shareholders’ equity	2,137	2,110

Total liabilities and shareholders’ equity	$9,933	$9,810

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$2,255	$87	$(784)	$548	$4	$2,110
Net income	—	—	—	97	—	97
Common stock dividends	—	—	—	(139)	—	(139)
Preferred stock dividends	—	—	—	(1)	—	(1)
Repayment of receivable from parent	—	—	71	—	—	71
Other comprehensive loss, net of income taxes $0	—	—	—	—	(1)	(1)

Balance, March 31, 2008	$2,255	$87	$(713)	$505	$3	$2,137

See the Combined Notes to Consolidated Financial Statement

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

1.     Basis of Presentation (Exelon, Generation, ComEd and PECO)

Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the generation and energy delivery businesses discussed below. The generation business consists of the electric generating facilities, the wholesale energy marketing operations and competitive retail supply operations of Exelon Generation Company, LLC (Generation). The energy delivery businesses include the purchase and regulated retail sale of electricity and the provision of distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois, including the City of Chicago, and by PECO Energy Company (PECO) in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

Exelon’s consolidated financial statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies Exelon or one of its subsidiaries as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred stock. Exelon has reflected the third-party interests in ComEd as minority interests and PECO’s preferred stock as preferred securities of subsidiaries in its consolidated financial statements.

Generation owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, Inc., of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements.

Each of Generation’s, ComEd’s and PECO’s consolidated financial statements include the accounts of their subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of March 31, 2008 and 2007 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2007 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2007 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Discontinued Operations (Exelon and Generation)

As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three months ended March 31, 2008 and 2007 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income. See Note 4 — Acquisitions and Dispositions for additional information regarding Generation’s sale of its investment in Sithe.

3.     New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or, in the absence of a principal, the most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the applicable asset or liability.

SFAS No. 157 was effective and adopted by the Registrants as of January 1, 2008. The provisions of SFAS No. 157 are being applied prospectively. The adoption of SFAS No. 157 did not have a material impact on the Registrants’ results of operations, cash flows or financial positions. See Note 17 — Fair Value of Financial Assets and Liabilities for additional information regarding the adoption of SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Registrants have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Registrants’ results of operations, cash flows or financial positions.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative-effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Under SFAS No. 159, Exelon and Generation elected to apply

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value option to the nuclear decommissioning trust fund investments. Prior to this election, only the unrealized losses were recorded in the results of operations. This election could have a material impact to Exelon's and Generation's results of operations in future periods, as all unrealized gains and losses will be included in results of operations. As a result of this election, Exelon’s and Generation’s beginning balances of retained earnings as of January 1, 2008 increased by $160 million, net of deferred taxes of $286 million. The impact of reclassifying these previously unrealized gains to retained earnings could potentially result in lower realized gains and higher unrealized and realized losses in the periods over which those securities are held. See Note 11 — Asset Retirement Obligations for additional information regarding adoption of SFAS No. 159. ComEd and PECO did not elect the fair value option allowed by SFAS No. 159.

FSP FIN 39-1

In April 2007, the FASB issued FSP FASB Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). This pronouncement amends FIN 39, “Offsetting of Amounts Related to Certain Contracts,” to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 was effective for the Registrants as of January 1, 2008. Exelon and Generation elected the accounting policies prescribed by FSP FIN 39-1, which did not impact net income. In addition, upon the adoption of FSP FIN 39-1, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. As prescribed by FIN 39, Exelon and Generation have elected to record derivative financial instruments in the balance sheet on a net basis. The effects of applying this pronouncement were recognized through retrospective application for all financial statements presented. See Note 8 — Derivative Financial Instruments for additional information regarding adoption of FSP FIN 39-1. The provisions of FSP FIN 39-1 are not currently applicable to ComEd and PECO.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that changes in a parent's ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When a change in a parent's ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS No. 160 must be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not have a material impact on the Registrants’ results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Registrants.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Registrants as of January 1, 2009. As SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

4.     Acquisitions and Dispositions (Exelon and Generation)

Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. The remaining exposures covered by these indemnities are anticipated to expire in 2008 and beyond. As of March 31, 2008, Exelon’s accrued liabilities related to these indemnifications and guarantees were $44 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at March 31, 2008.

See Note 2 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for further discussion of Generation’s sale of its investment in Sithe.

5.     Regulatory Issues (Exelon, Generation, ComEd and PECO)

Illinois Settlement Agreement (Exelon, Generation and ComEd).    In July 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an agreement (Settlement) with various parties concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation reflecting the Settlement (Settlement Legislation) was passed by the Illinois Legislature on July 26, 2007 and was signed into law on August 28, 2007 by the Governor of Illinois. The Settlement and the Settlement Legislation provide for the following, among other things:

•

Voluntary contributions by Illinois electric utilities, their affiliates, and generators of electricity in Illinois of approximately $1 billion over a period of four years to programs to provide rate relief to Illinois electricity customers and funding for the Illinois Power Agency (IPA) created by the Settlement Legislation. ComEd and Generation committed to contributing approximately $800 million to rate relief programs over four years (2007-2010) and partial funding for the IPA, which is discussed further below, in addition to approximately $11 million of rate relief credits provided by ComEd from January 1, 2007

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through June 14, 2007 under its $64 million rate relief program previously announced. Generation committed to contribute an aggregate of $747 million, consisting of $435 million to pay ComEd for rate relief programs for ComEd customers, $307.5 million for rate relief programs for customers of other Illinois utilities, and $4.5 million for partially funding operations of the IPA. The contributions are recognized in the financial statements of Generation and ComEd as rate relief credits are applied to customer bills by ComEd and other Illinois utilities, as funding is paid to the IPA, or as operating expenses associated with the programs are incurred.

ComEd’s Customers’ Affordable Reliable Energy (CARE) initiative was established prior to the consummation of the Settlement to help mitigate the impacts of electricity rate increases in 2007 on certain customers after the expiration of the retail electric rate freeze transition period in Illinois and includes a variety of energy efficiency, low-income and senior citizen programs.

During the three months ended March 31, 2008, Generation and ComEd recognized net costs from their respective contributions pursuant to the Settlement in their Statements of Operations as follows:

	Funded by Generation		Funded by ComEd		Total credits issued to ComEd customers
Credits to ComEd customers	$51	(a)	$1	(a)	$52
Credits to other Illinois utilities’ customers	23	(a)	—		n/a
Other rate relief programs, including CARE	—		4	(b)	n/a

Total incurred costs	$74		$5		$52

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

During the three months ended March 31, 2007, ComEd recognized costs associated with CARE of $3 million. Generation and ComEd recognized cumulative net costs during 2007 and through March 31, 2008 from their respective contributions pursuant to the Settlement in their Statements of Operations as follows:

	Funded by Generation		Funded by ComEd		Total credits issued to ComEd customers
Credits to ComEd customers	$297	(a)	$34	(a)	$331
Credits to other Illinois utilities’ customers	180	(a)	—		n/a
Other rate relief programs, including CARE	—		12	(b)	n/a
Funding for the IPA	5	(a)	—		n/a

Total incurred costs	$482		$46		$331

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

•

Electric utilities are required to include cost-effective energy efficiency resources in their plans to meet incremental annual program energy savings goals of 0.2% of energy delivered to retail customers in the year commencing June 1, 2008, increasing annually to 2.0% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, commencing June 1, 2008 and continuing for a period of ten years, electric utilities must implement cost effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. Failure to comply with the energy efficiency requirements in the Settlement Legislation would result in ComEd being subject to penalties, including losing control of the programs, and other charges. Pursuant to these requirements, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC on November 15, 2007. On February 6, 2008, the ICC issued an order approving substantially all of ComEd’s plan, including cost recovery. This plan begins June 1, 2008 and is designed to meet the Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy to all retail customers and in the peak demand of eligible retail customers.

•

The procurement plans developed initially by the electric utilities for 2008 and by the IPA for all years thereafter must include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers by June 1, 2008, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. All goals are subject to rate impact criteria set forth in the Settlement Legislation. Utilities will be allowed to pass through procurement costs of renewable resources. ComEd is conducting a request for proposal (RFP) to procure renewable energy credits in late April 2008 to be used for compliance with Illinois renewable energy requirements for the period June 2008 through May 2009. Compliance costs will be recovered through rates and supplier fees beginning June 2008.

Illinois Procurement Case and Related Proceedings (Exelon, Generation and ComEd).    In January 2007, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from an ICC-approved “reverse-auction” competitive bidding process, which permitted recovery by ComEd of its electricity procurement costs from retail customers with no markup. The first procurement auction for ComEd’s entire load occurred in September 2006 and deliveries pursuant to the auction began in January 2007. The energy price that resulted from the first auction is fixed until June 2008, when one-third of the auction contracts will expire. That competitive bidding process, however, was amended by the Settlement Legislation. Under the Settlement Legislation, the IPA will participate in the design of an electricity supply portfolio for ComEd and will administer a competitive process for ComEd to procure its electricity supply resources, for deliveries in the supply period beginning June 2009 with the oversight of the ICC. In the interim, on December 19, 2007, the ICC approved a plan under which ComEd will procure power for the period from June 2008 to May 2009. Under this plan, standard block energy purchases, acquired through an ICC-approved RFP, coupled with purchases of energy, capacity and ancillary services in the spot market, of which a portion of the energy price has been locked in through a financial only hedge with Generation, will be used to replace the portion of the auction contracts scheduled to expire on May 31, 2008. In early March 2008, ComEd completed its RFP pursuant to that plan and the ICC voted to approve the lowest-cost package of bids received as recommended by the procurement administrator. ComEd’s purchases acquired through the RFP represent approximately 14% of its expected energy needs from June 2008 through May 2009. Approximately 19% of ComEd’s expected energy load for the same period has been hedged with its swap with Generation. The prices reflected in the compliance tariff filing following the ICC’s approval of the recent RFP incorporate the applicable PJM Reliability Pricing Model (RPM) capacity prices. As this RFP related to only a portion of ComEd's load requirement beginning in June 2008, the RPM impacts to overall customer electric rates are not significant. However, as ComEd's auction contracts expire and energy is procured in the future, the increase in capacity prices associated with recent RPM capacity auctions may have a more significant impact to customer electric rates.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Illinois Rate Cases (Exelon and ComEd).    On August 31, 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (2005 Rate Case). ComEd proposed a revenue increase of $317 million. During 2006, the ICC issued various orders associated with this case, which resulted in a total annual rate increase of $83 million effective January 2007. ComEd and various other parties have appealed the rate order to the courts. ComEd cannot predict the results or the timing of the appeal. In the event the order is ultimately changed, the changes are expected to be prospective.

On October 17, 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service revenue requirement to reflect its continued investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was based on a 2006 test year and capital additions projected through the third quarter of 2008, would increase an average residential customer bill by approximately 7.7%. The filing included a storm rider and a system modernization rider. The storm rider would allow for the recovery from or return to customers of the actual costs incurred for storm restoration expense activities relative to a baseline amount. The system modernization rider would allow for certain capital projects to be pre-approved by the ICC into a revenue requirement on a quarterly basis instead of waiting for the next rate case to obtain approval. ICC proceedings relating to the proposed delivery service rates and related riders will occur over a period of up to eleven months. On March 12, 2008, ComEd filed rebuttal testimony that supported an adjusted revenue requirement increase of approximately $355 million. Various intervenors and the ICC staff have filed testimony challenging the amount of the rate increase. The ICC Staff’s testimony indicated that ComEd’s rate increase, after agreeing to the stipulation discussed below, should be approximately $269 million on an annual basis. Various intervenors and the ICC staff have suggested positions in the rate case which, if approved by the ICC, could lead to write-offs, which could be material to ComEd’s results of operations. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, when any rate increase may go into effect, or whether any rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect. Similarly, ComEd cannot predict whether the riders will be approved by the ICC.

As part of the distribution rate case filed in October 2007, ComEd requested recovery of amounts that were previously recorded as expense. Specifically, ComEd requested recovery of future poly-chlorinated biphenyl (PCB) clean up costs recorded as expense upon the adoption of FIN 47. If approved in late 2008, ComEd would reverse the previously expensed costs and establish a regulatory asset with amortization through 2012. As a result, ComEd would recognize a one-time benefit of approximately $7 million (pre-tax) to reverse the prior unamortized charges. ComEd cannot predict when or whether recovery of these costs will be approved by the ICC.

On April 10, 2008, ComEd and the ICC Staff reached a stipulation covering portions of contested issues in the delivery service rate case filed in 2007 as well as the original cost audit (discussed below). The stipulation, which is conditional upon approval by the ICC, would require ComEd to incur a charge of approximately $20 million (pre-tax) related to various items identified in the original cost audit. The ICC Staff and ComEd agreed to various positions in the rate case related to ComEd’s 2008 capital additions, which had the result of increasing the ICC Staff’s recommended revenue requirement from approximately $112 million to $269 million. Under the terms of the stipulation, ComEd and Staff have agreed to reflect the capital additions for 2007 and the first two quarters of 2008 in ComEd’s rate base. The stipulation eliminates the third quarter 2008 capital additions and provides for the capital additions for 2007 and the first two quarters in 2008. The stipulation does not preclude other parties to the rate case or to any future original cost audit proceeding from taking positions contrary to the stipulation. On April 21, 2008, ComEd filed its surrebuttal testimony, which concurred with the stipulation and

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected the impacts on the revenue requirement which, along with other adjustments, would result in an increase of approximately $314 million if approved by the ICC. Hearings are scheduled during the period from April 28, 2008 to May 5, 2008. Based on typical rate cases, the Administrative Law Judges’ (ALJ) recommended order in the case is expected in July 2008 with a final ICC order in September. If approved by the ICC, ComEd anticipates it would incur the $20 million charge during the third quarter 2008. If the ICC does not approve the stipulation in its entirety, ComEd has reserved the right to pursue the inclusion of third quarter 2008 capital additions in rate base in this proceeding, as well as positions on the results from the original cost audit as described below.

Original Cost Audit (Exelon and ComEd).    In connection with an April 2006 interim order in ComEd’s 2005 Rate Case, the ICC, with ComEd’s concurrence, ordered an “original cost” audit of ComEd’s distribution assets. In December 2007, the consulting firm presented its findings to the ICC staff regarding accounting methodology, documentation and other matters, along with proposed adjustments. The results of the audit were reported in April 2008 and may become the subject of an ICC proceeding. The audit report recommends gross plant disallowances of approximately $350 million, before reflecting accumulated depreciation. While ComEd believes that many of the consulting firm’s findings are without merit, the ultimate resolution of the audit could result in a disallowance and related write-off of a portion of the original cost of ComEd’s delivery system assets after reflecting the appropriate associated accumulated depreciation and deferred income taxes associated with the disallowances. Approximately $80 million of the disallowed costs identified in the audit were re-allocated to ComEd’s transmission system assets base. Any resulting net adjustment to ComEd’s delivery system assets could affect the determination of ComEd’s revenue requirements in future delivery service rate proceedings, and net plant applied to ComEd’s transmission system assets would affect ComEd’s transmission rates. If the ICC does not approve the stipulation described in the “Illinois Rate Cases” section above, ComEd anticipates challenging the findings of the audit. Under such circumstances, ComEd does not believe a material impact to its results of operations, cash flows or financial position is probable related to the eventual resolution of the original cost audit.

Transmission Rate Case (Exelon and ComEd).    On March 1, 2007 ComEd filed a request with FERC seeking approval to update its transmission rates and change the manner in which ComEd’s transmission rates are determined from fixed rates to a formula rate. ComEd also requested incentive rate treatment for certain transmission projects. In June 2007, FERC issued an order that conditionally approved ComEd’s proposal to implement a formula-based transmission rate effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. Effective May 1, 2007, PJM began billing customers based on the conditional FERC order.

In October 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached by most active parties and opposed by no party in the transmission rate proceeding. FERC approved the settlement agreement on January 16, 2008. The settlement agreement establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis. The settlement agreement provides for a base return on equity on transmission rate base of 11.0% plus an adder of 0.50% in recognition of ComEd’s participation in a regional transmission organization, a cap of 58% on the equity component of ComEd’s capital structure (declining to 55% by 2011), and a debt-only return of 6.51% on ComEd’s pension asset. The settlement agreement results in a first-year annual transmission network service revenue requirement increase of approximately $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC in its June 5, 2007 order. The formula rate will be updated annually to ensure that customers pay the actual costs of providing transmission services. Management believes that appropriate reserves have been established for transmission revenues that

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be refunded in accordance with the settlement agreement. In addition, on January 18, 2008, FERC issued an order on ComEd’s request for rehearing on incentive returns that allows ComEd to include a 1.5% adder to the return on equity for ComEd’s largest transmission project, thereby resulting in a 13% return on equity for the project. The order also authorizes the inclusion of 100% of construction work in progress in rate base for that project but rejects incentive treatment for any other project ComEd has pending. On February 19, 2008, several parties filed a petition for rehearing of FERC’s January 18 order. FERC has not yet ruled on this request.

During the three months ended March 31, 2008, ComEd recognized the effects of the FERC orders approving the settlement and the incentive treatment of the transmission project, as well as the estimated first-year formula rate true up. As a result of these factors, ComEd's regulatory asset for the transmission formula rate true-up increased by approximately $19 million (pre-tax), partially offset by a reversal of $8 million (pre-tax) of previously recognized allowance for funds used during construction. In calculating the estimated first-year formula rate true up during the first quarter of 2008 and after the filing of the Registrants’ 2007 Annual Report on Form 10-K, ComEd identified an adjustment to be made for amounts inadvertently recorded in 2007 related to regulatory assets associated with the first-year formula rate true-up. The impact at Exelon and ComEd for the regulatory asset adjustment corrected during the three months ended March 31, 2008 reduced net income by $3 million (after tax).

Competitive Electric Generation Suppliers (Exelon and ComEd).    In November 2007, Illinois Senate Bill (SB) 1299 was enacted into law. Among other things, the new law will generally require utilities to purchase receivables through an ICC tariff from competitive electric generation suppliers for power and energy service provided to the utility’s retail customers with a non-coincident peak demand of less than 400 kw. The law expressly provides for the recovery of the reasonable costs associated with the implementation of the law and ongoing costs of purchasing the receivables including the risk of uncollectible accounts. The new law is not expected to have a material impact on ComEd’s results of operations, cash flows or financial position.

Pennsylvania Gas Distribution Rate Case (Exelon and PECO).    On March 31, 2008, PECO filed a petition before the Pennsylvania Public Utility Commission (PAPUC) for a $98.3 million increase to its delivery service revenue to fund critical infrastructure improvement projects that will ensure the safety and reliability of the natural gas delivery system. If approved as requested, the new gas delivery rates would take effect no later than January 2009. The results of the rate case are expected to be known in the fourth quarter of 2008. PECO cannot predict how much of the requested increase the PAPUC will approve.

Pennsylvania Transition-Related Regulatory Matters (Exelon, Generation and PECO).    In Pennsylvania and other states where retail electric rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on customers. Experiences in other states following the end of retail electric rate cap transition periods have created a heightened state of political concern that significant electricity price increases may also occur after the expiration of rate caps in Pennsylvania. While PECO’s retail electric rate cap transition period does not end until December 31, 2010, retail electric rate cap transition periods have expired for six other Pennsylvania electric companies, and in some instances have resulted in post-transition generation price increases. In 2007, the Pennsylvania Governor announced an Energy Independence Strategy to address potential rate increases and other initiatives on his environmental agenda. Provisions of the Energy Independence Strategy would, among other things:

•	Provide for a phase-in of increased electricity rates after expiration of retail electric rate caps;

•	Require installation of advanced metering technology to provide time-of-use rates to retail customers;

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Permit electric distribution companies to enter into long-term contracts with large industrial customers;

•

Create a fee on electric consumption that would help fund an $850 million Energy Independence Fund designed to spur the development of a biofuels industry in Pennsylvania as well as promote the advancement of energy efficiency and renewable energy initiatives; and

•

Require electric distribution companies, such as PECO, to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power, and permit distribution companies to enter into long-term procurement contracts to support the construction of new generation.

Other measures suggested by elected officials in Pennsylvania include an extension of the rate cap period and a generation tax.

As of March 31, 2008, no portion of the Governor’s environmental agenda has been enacted into law, although a number of bills have been introduced by the legislature. PECO cannot predict what measures, if any, will become law in Pennsylvania, nor the disposition of measures in the Governor’s Energy Independence Strategy.

On March 14, 2008, PECO requested authorization from the PAPUC to begin phase one of a voluntary Residential Real-Time Pricing program. Available to up to 2,000 PECO customers, the program allows customers to view the next day's energy prices, learn about how they use energy, and potentially save money by reducing energy use during the highest cost hours of the day. The PAPUC is expected to rule on PECO's filing in the third quarter of 2008. If approved, PECO then will begin soliciting customer volunteers to participate in the program.

Through and Out (T&O) Rates and Seams Elimination Charge/Cost Adjustment/Assignment (SECA) (Exelon, ComEd and PECO).    In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of T&O rates for transmission service scheduled out of or across their respective transmission systems and ending within territories of PJM or Midwest Independent Transmission System Operator (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The transition rates, known as SECA, were collected from load-serving entities and paid to transmission owners within PJM and MISO over the period of December 1, 2004 through March 31, 2006, and were subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they received from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, while PECO has recorded $11 million of SECA charges net of SECA collections. The administrative law judge (ALJ) issued an Initial Decision on August 10, 2006 finding that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJ recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO filed exceptions to the Initial Decision and FERC, on review, will determine whether or not to accept the ALJ’s recommendation. There is no scheduled date for FERC to act on this matter. Separately, settlements have been reached by ComEd and PECO with various parties. FERC has approved several of these settlements while others are still awaiting FERC approval. Management of both ComEd and PECO believes that appropriate reserves have been established for the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated portion of SECA collections that may be required to be refunded. These reserves generally reflect settlements reached to date. The ultimate outcome of the proceeding establishing SECA rates is uncertain, but ComEd and PECO do not believe ultimate resolution of this matter will have a material impact on their respective results of operations, cash flows, or financial positions.

PJM Transmission Rate Design (Exelon, ComEd and PECO).    In July 2006, an ALJ issued an Initial Decision that recommended that FERC implement the postage stamp rate suggested by FERC staff, effective as of April 1, 2006, but also allowed for the potential to phase in rate changes. In April 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. FERC also held that the costs of new facilities should be allocated under a different rate design. FERC held that the costs of new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating the costs of new transmission facilities lower than 500 kV. In September 2007, a settlement was reached on most of the issues relating to allocating costs of new transmission facilities lower than 500 kV. FERC’s decision on existing facilities leaves the status quo as to existing costs, which is substantially more favorable to Exelon than the ALJ’s decision as to existing facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that allocating the costs of new 500 kV facilities across PJM will increase costs to ComEd and reduce costs to PECO, as compared to the allocation methodology in effect before the FERC order. On May 21, 2007, Exelon, on behalf of Generation, ComEd, and PECO, and other parties filed requests for rehearing of FERC’s April 2007 order. On January 31, 2008, FERC denied rehearing on all issues. Several parties have filed petitions in the United States Court of Appeals for review of the decision. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates, and thus the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO also has the right to file with the PAPUC for a change in retail rates to reflect changes in its wholesale transmission costs. PECO cannot predict the long-term impact of any rate design changes due to the uncertainty as to whether new facilities will be built and how the costs of new facilities less than 500 kV will be allocated; however, the impact may be material to its results of operations, cash flows, or financial position.

PJM-MISO Regional Rate Design (Exelon, ComEd and PECO).    In August 2007, ComEd and PECO and several other transmission owners in PJM and MISO, as directed by a FERC order issued in November 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. On August 22, 2007, additional transmission owners and certain other entities filed protests urging FERC to reject the filing. On January 31, 2008, FERC accepted the filing. On September 17, 2007, a complaint was filed at FERC asking FERC to find that the PJM-MISO rate design was unjust and unreasonable and to substitute a rate design that socializes the costs of all existing and new transmission facilities of 345 kV and above across PJM and MISO. ComEd and PECO filed a response in October 2007 stating that FERC should dismiss the complaint without a hearing. On January 31, 2008, FERC denied the complaint. Both FERC orders of January 31, 2008 are the subject of requests for rehearing at FERC and any decision may then be subject to review in the United States Court of Appeals. ComEd and PECO cannot predict the outcome of this litigation.

Alternative Energy Portfolio Standards (Exelon and PECO).    In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act (AEPS Act). The AEPS Act mandated that the later of January 1, 2007, or at the end of an electric distribution company’s retail electric generation rate cap transition period, certain percentages of electric energy sold by an electric distribution company or electric generation

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplier to Pennsylvania retail electric customers are required to be provided by certain alternative energy resources. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its transition period. On July 16, 2007, the Pennsylvania legislature modified the AEPS Act in HB 1203. The modification did not affect PECO’s request for acquiring and banking Alternative Energy Credits (AECs) or the proposed deferral of related costs. PECO has proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, would be recovered through a reconcilable surcharge mechanism as contemplated by the AEPS Act. On December 20, 2007, the PAPUC approved PECO’s plan to acquire, through a RFP, up to 240 MWs of AECs annually for a five-year term. Bids were received on March 13, 2008. On March 14, 2008, PECO’s third-party monitor report was submitted to the PAPUC for approval. The PAPUC issued a letter on March 19, 2008, stating that while PECO had conducted the RFP in accordance with the PAPUC approved process, the PAPUC required additional information. On March 21, 2008, the PAPUC rejected the bids PECO received for AECs. The bidders sought reconsideration on April 7, 2008. PECO is planning to issue its second RFP later in 2008.

Default Service Regulations (Exelon and PECO).    The final default service regulations became effective in Pennsylvania on September 15, 2007. The regulations allow for competitive procurement by distribution companies through auctions or RFPs, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Electric distribution companies, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010.

Authorized Return on Rate Base (Exelon, ComEd and PECO).    With the end of the transition and rate freeze period in Illinois, the ICC authorized in the 2005 Rate Case a return on ComEd’s 2004 adjusted test year distribution rate base of 8.01% starting in 2007. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case discussed above, ComEd agreed to a weighted average debt and equity return on transmission rate base of 9.37% (exclusive of the incentive ROE on the large project discussed above) through May 31, 2008. Subsequently, the weighted average debt and equity return on transmission rate base will be determined by the formula-based rate calculation discussed above.

PECO’s transition period includes caps on generation rates that will expire on December 31, 2010 pursuant to the Pennsylvania Electric Generation Customer Choice and Competition Act (Competition Act). The distribution and transmission components of PECO’s rates will continue to be regulated subsequent to the transition period. PECO’s most recently approved weighted average debt and equity return on electric rate base was 11.23% (approved in 1990). PECO’s gas rates are not subject to caps and its most recently approved weighted average debt and equity return on gas rate base was 11.45% (approved in 1988).

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 21, 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities, which updated and modified the tests that FERC had implemented in 2004. On December 14, 2007, FERC issued an order clarifying some provisions in the Final Rule. On January 14, 2008, Generation, ComEd and PECO filed an analysis using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrates that under those tests, one called the pivotal supplier test and the other the market share test, Generation, ComEd, and PECO are entitled to continue to sell at market-based rates. On April 4, 2008, FERC requested additional information to from the Registrants and other transmission owners and their affiliates located in the PJM generators in the PJM region. FERC is not expected to act on the filing until later in 2008. The Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short term. The longer-term impact will depend on the future application by FERC of the Final Rule. On April 21, 2008, FERC issued an order on rehearing of its June 21, 2007 order. The Registrants are evaluating what impact, if any, the rehearing order will have on their results of operations.

On March 12, 2008, the ICC intervened in the proceeding on the Exelon filing. The ICC indicated it has no objection to FERC authorizing Exelon affiliates to continue making market-based sales; but the ICC argued that existing waivers of FERC rules on affiliate transactions should no longer apply between ComEd and its affiliates. If FERC adopts the ICC's position, (i) no wholesale sale of electric energy could be made between ComEd and a market-regulated power sales affiliate, such as Generation without first receiving FERC authorization for the transaction; (ii) sales of any non-power goods or services by ComEd to a market-regulated power sales affiliate, such as Generation, or nonutility affiliate must be at the higher of cost or market price; (iii) except as provided in (iv) below, ComEd may not purchase or receive non-power goods and services from a market-regulated power sales affiliate, such as Generation, or a non-utility affiliate at a price above market; and (iv) ComEd may only purchase or receive non-power goods and services from Exelon Business Services Company, LLC (BSC) at cost. Each of Generation’s, ComEd’s and PECO’s management believes that it would not have a material impact to their respective results of operations, cash flows or financial positions.

License Renewals (Exelon and Generation).    In December 2004, the NRC issued an order that will permit the Oyster Creek Generating Station (Oyster Creek) to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. In July 2005, AmerGen Energy Company, LLC (AmerGen) applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey Department of Environmental Protection (NJDEP). The contentions raised by these groups were reviewed and dismissed by NRC's Atomic Safety Licensing Board (ASLB). In January 2008, the citizens group appealed the rejection of its contention to the NRC Commissioners. If the NRC rejects the appeal, the citizens group can further appeal to the Federal courts. The NJDEP appealed to the Third Circuit Court of Appeals one of its rejected contentions asserting that the NRC must consider terrorism risks as part of the re-licensing proceeding. This contention had previously been rejected by the ASLB and the NRC

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commissioners. Further, in January 2008, AmerGen received a letter from the NJDEP concluding that Oyster Creek's continued operation is consistent with New Jersey's Coastal Management Program, and approving Oyster Creek's coastal land use plans for the next 20 years. This consistency determination is a necessary element for license renewal. With the NJDEP consistency determination and the rejection of the sole remaining contention by the ASLB, AmerGen is currently awaiting completion of the NRC staff's consideration of the license renewal for Oyster Creek. The NRC's approval is expected in 2008.

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

6.     Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).    As of March 31, 2008 and December 31, 2007, Exelon and ComEd each had goodwill of approximately $2.6 billion. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

Other Intangible Assets (Exelon and ComEd).    Exelon’s and ComEd’s other intangible assets, included in deferred debits and other assets in the balance sheet, consisted of the following as of March 31, 2008 and December 31, 2007:

				Estimated amortization expense
March 31, 2008	Gross	Accumulated Amortization	Net	Remainder of 2008	2009	2010	2011	2012
Chicago settlement – 1999 agreement(a)	$100	$(56)	$44	$2	$3	$3	$3	$3
Chicago settlement – 2003 agreement (b)	62	(18)	44	3	4	4	4	4

Total intangible assets	$162	$(74)	$88	$5	$7	$7	$7	$7

				Estimated amortization expense
December 31, 2007	Gross	Accumulated Amortization	Net	2008	2009	2010	2011	2012
Chicago settlement – 1999 agreement(a)	$100	$(55)	$45	$3	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(17)	45	4	4	4	4	4

Total intangible assets	$162	$(72)	$90	$7	$7	$7	$7	$7

(a)

On March 22, 1999, ComEd entered into a settlement agreement with the City of Chicago (City) to end an arbitration proceeding between ComEd and the City regarding the franchise agreement relative to ComEd’s ability to distribute electricity in the City and a supplemental agreement, whereby ComEd agreed to make payments of $25 million to the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

City each year from 1999 to 2002. The intangible asset recognized as a result of these payments is being amortized ratably over the remaining term of the franchise agreement. The franchise agreement ends in 2020.

(b)

On February 20, 2003, ComEd entered into separate agreements with the City and with Midwest Generation, LLC (Midwest Generation). Under the terms of the settlement agreement with the City, ComEd agreed to pay the City a total of $60 million over a ten-year period, beginning in 2003, and, among other things, be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil plants in 1999, to build a 500 MW generation facility in the City. As required by the settlement, ComEd also made a payment of $2.3 million to a third party on the City’s behalf. The intangible asset recognized as a result of the settlement agreement is being amortized ratably over the remaining term of the franchise agreement.

Pursuant to the agreement discussed above, ComEd received payments of $32 million from Midwest Generation to relieve Midwest Generation’s obligation under the fossil sale agreement to build the generation facility in the City. The payments received by ComEd are being recognized ratably (approximately $2 million annually) as an offset to amortization expense over the remaining term of the franchise agreement relative to ComEd’s ability to distribute electricity in the City.

For the three months ended March 31, 2008 and 2007, Exelon’s and ComEd’s net amortization expense related to intangible assets was $1 million.

7.     Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility.

As of March 31, 2008, Exelon Corporate, Generation, ComEd and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. See Note 11 of Exelon’s 2007 Annual Report on Form 10-K for further information regarding the credit facilities.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at March 31, 2008 and December 31, 2007:

Commercial paper borrowings	March 31, 2008	December 31, 2007
Exelon Corporate	$141	$—
Generation	490	—
PECO	—	246

Credit facility borrowings
ComEd	$—	$370

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Long-Term Debt

During the three months ended March 31, 2008, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)
ComEd	First Mortgage Bonds	6.45%	January 15, 2038	$450
ComEd	First Mortgage Bonds	5.80%	March 15, 2018	700
PECO	First and Refunding Mortgage Bonds	5.35%	March 1, 2018	500
PECO	First and Refunding Mortgage Bonds(b)	4.00%	December 1, 2012	150

(a)	Excludes unamortized bond discounts.
(b)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were refinanced.

Retirement of Long-Term Debt

During the three months ended March 31, 2008, the following long-term debt, exclusive of capital lease payments, was retired:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00-8.00%	Various	$21

ComEd	Subordinated Debentures of ComEd Financing II	8.50%	January 15, 2027	155

ComEd	First Mortgage Bonds	3.70%	February 1, 2008	295

ComEd	ComEd Transitional Funding Trust	5.74%	December 25, 2008	91

ComEd	Sinking fund debentures	3.875%	January 1, 2008	1

PECO	First and Refunding Mortgage Bonds(a)	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds(a)	Variable	December 1, 2012	50

PECO	PETT Transition Bonds	6.13%	September 1, 2008	123

PECO	PETT Transition Bonds	7.625%	March 1, 2009	12

(a)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were refinanced.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

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

The tables below provide the activity of accumulated other comprehensive income (OCI) related to cash-flow hedges for the three months ended March 31, 2008 and 2007, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Three Months Ended March 31, 2008	Generation		Exelon(c)
	Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative loss at December 31, 2007	$(548	)(a)	$(270)
Effective portion of changes in fair value	(574	)(b)	(530)
Reclassifications from accumulated OCI to net income	57		57

Accumulated OCI derivative loss at March 31, 2008	$(1,065)		$(743)

(a)	Includes $275 million, net of taxes, of changes in fair value of the five-year financial swap contract with ComEd during 2007.
(b)	Includes $44 million, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended March 31, 2008.
(c)	ComEd does not have amounts recorded in accumulated OCI as it has not elected hedge accounting for the five-year financial swap contract and records the fair value of the swap on its balance sheet.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Three Months Ended March 31, 2007	Generation			ComEd	Exelon
	Energy- Related Hedges	Other Hedges	Subtotal	Energy- Related Hedges	Total Cash- Flow Hedges
Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(3)	$247	$(4)	$243
Effective portion of changes in fair value	(411)	2	(409)	1	(404)
Reclassifications from accumulated OCI to net income	(13)	—	(13)	2	(11)

Accumulated OCI derivative loss at March 31, 2007	$(174)	$(1)	$(175)	$(1)	$(172)

Interest-Rate Swaps (Exelon, Generation, ComEd and PECO)

The Registrants may utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve their targeted levels of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest-rate derivatives to lock in interest-rate levels in anticipation of future financings, which are typically designated as cash-flow hedges.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair-Value Hedges.    At March 31, 2008 and December 31, 2007, Exelon had $100 million and $100 million, respectively, of notional amounts of fair-value hedges outstanding related to interest rate swaps, with fair values of $9 million and $4 million, respectively. During the three months ended March 31, 2008 and 2007, no amounts relating to fair-value hedges were recorded in the results of operations as a result of ineffectiveness.

Cash-Flow Hedges.    At March 31, 2008 and December 31, 2007, the Registrants did not have any interest rate swaps designated as cash-flow hedges outstanding.

Energy-Related Derivatives (Exelon, Generation, ComEd and PECO)

Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s assessment of market, weather, operational, and other factors. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K.

Generation and ComEd have entered into certain other derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. Generation and ComEd believe these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the initial ComEd power procurement auction and the recent RFP (as further discussed in Note 5 — Regulatory Issues) qualify for the normal purchases and normal sales exception to SFAS No. 133. In addition, all of PECO’s gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception to SFAS No. 133.

Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. The proprietary trading activities, which included volumes of 1,862 gigawatt hours (GWhs) and 5,101 GWhs for the three months ended March 31, 2008 and 2007, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of March 31, 2008:

	Generation					ComEd	Other(e)		Exelon
Derivatives	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Netting(b)	Subtotal(c)	IL Settlement Swap(d)	Interest- Rate Swap	Intercompany Eliminations	Energy-Related Derivatives
Current assets	$2	$385	$164	$(237)	$314	$89	$—	$(89)	$314
Noncurrent assets	21	110	36	(44)	123	465	10	(465)	133

Total mark-to-market assets	$23	$495	$200	$(281)	$437	$554	$10	$(554)	$447

Current liabilities	$(883)	$(238)	$(56)	$237	$(940)	$—	$—	$89	$(851)
Noncurrent liabilities	(724)	(98)	(6)	44	(784)	—	—	465	(319)

Total mark-to-market liabilities	$(1,607)	$(336)	$(62)	$281	$(1,724)	$—	$—	$554	$(1,170)

Total mark-to-market energy contract net (liabilities) assets	$(1,584)	$159	$138	$—	$(1,287)	$554	$10	$—	$(723)

(a)

Includes current and noncurrent liability of $89 million and $465 million, respectively, related to the fair value of Generation’s five-year financial swap contract with ComEd, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

(b)

Represents the netting of fair value balances with the same counterparty between cash-flow hedges, other derivatives and proprietary trading. See Note 3 — New Accounting Pronouncements for further information.

(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $124 million and $56 million, respectively, and current and noncurrent liabilities are shown net of collateral of $214 million and $73 million, respectively.

(d)

Includes current and noncurrent asset of $89 million and $465 million, respectively, related to the fair value of ComEd’s five-year financial swap contract with Generation, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

(e)	Other primarily includes corporate operations and BSC, the shared services entity.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2007:

	Generation					ComEd	Other(e)		Exelon
Derivatives	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Netting(b)	Subtotal(c)	IL Settlement Swap(d)	Interest Rate Swap	Intercompany Eliminations	Energy-Related Derivatives
Current assets	$37	$110	$123	$(23)	$247	$13	$—	$(13)	$247
Noncurrent assets	—	59	12	(20)	51	443	4	(443)	55

Total mark-to-market energy contract assets	$37	$169	$135	$(43)	$298	$456	$4	$(456)	$302

Current liabilities	$(146)	$(90)	$(34)	$23	$(247)	$—	$—	$13	$(234)
Noncurrent liabilities	(677)	(81)	(3)	20	(741)	—	—	443	(298)

Total mark-to-market energy contract liabilities	$(823)	$(171)	$(37)	$43	$(988)	$—	$—	$456	$(532)

Total mark-to-market energy contract net (liabilities) assets	$(786)	$(2)	$98	$—	$(690)	$456	$4	$—	$(230)

(a)

Includes current and noncurrent liability of $13 million and $443 million, respectively, related to the fair value of Generation’s five-year financial swap contract with ComEd, as described below under “Illinois Settlement Swap Contract.” At Exelon, the fair value balances are eliminated upon consolidation.

(b)	Represents the netting of fair value balances with the same counterparty between cash-flow hedges, other derivatives and proprietary trading.
(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $104 million and $23 million, respectively, and current and noncurrent liabilities are shown net of collateral of $63 million and $82 million, respectively.

(d)

Includes current and noncurrent asset of $13 million and $443 million, respectively, related to the fair value of ComEd’s five-year financial swap contract with Generation, as described below under “Illinois Settlement Swap Contract.” At Exelon, the fair value balances are eliminated upon consolidation.

(e)	Other primarily includes corporate operations, investment in synthetic fuel-producing facilities and BSC.

Illinois Settlement Swap Contract (Exelon, Generation and ComEd).    In order to fulfill a requirement of the Settlement, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007, the effect of which is to cause ComEd to pay fixed prices and to cause Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash-flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Settlement Legislation, thereby ensuring ComEd of full cost recovery in rates, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. During the three months ended March 31, 2008 and the year ended December 31, 2007, Generation recorded an increase in current and noncurrent mark-to-market derivative liabilities totaling $98 million and $456 million, respectively, and ComEd recorded an increase in regulatory liabilities of $98 million and $456 million, respectively, associated with the swap contract. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

Cash-Flow Hedges (Exelon, Generation and ComEd).    At March 31, 2008, Generation had net unrealized pre-tax losses on effective cash-flow hedges of $1,768 million being deferred within accumulated OCI, including approximately $529 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at March 31, 2008, approximately $912 million of these net pre-tax unrealized losses within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $64 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects that the majority of its cash-flow hedges will settle during 2008 and 2009 and, for the ComEd financial swap contract, also during 2009 through 2012. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

For the three months ended March 31, 2008 and 2007, Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to results of operations was a $95 million pre-tax loss and a $21 million pre-tax gain, respectively. During the three months ended March 31, 2008, cash-flow hedge ineffectiveness of $50 million was reclassified from accumulated OCI into results of operations, of which $25 million was related to Generation’s financial swap contract with ComEd. During the three months ended March 31, 2007, amounts reclassified from accumulated OCI into results of operations due to cash-flow hedge ineffectiveness were not significant to Generation’s results of operations, cash flows or financial positions.

For the three months ended March 31, 2007, ComEd’s cash-flow hedge activity impact to pre-tax income based on the reclassification adjustment from accumulated OCI to results of operations was a $4 million pre-tax gain. For the three months ended March 31, 2008, ComEd had no cash flow hedges outstanding.

Other Derivatives (Exelon, Generation and ComEd).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. For the three months ended March 31, 2008 and 2007, the following net pre-tax mark-to-market gains (losses) relating to changes in the fair values of certain purchased power and sale contracts pursuant to SFAS No. 133 were reported in fuel and purchased power expense, revenue, and operating and maintenance expense at Generation, ComEd and Exelon Corporate, respectively, in the Consolidated Statements of Operations and in net realized and unrealized mark-to-market transactions in the Consolidated Statements of Cash Flows.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2008	Exelon and Generation
Unrealized mark-to-market gains	$113
Realized mark-to-market gains (losses)	—

Total net mark-to-market gains	$113

Three Months Ended March 31, 2007	Generation	ComEd	Other(a)	Exelon
Unrealized mark-to-market gains (losses)	$(76)	$1	$(1)	$(76)
Realized mark-to-market gains (losses)	(39)	1	—	(38)

Total net mark-to-market gains (losses)	$(115)	$2	$(1)	$(114)

(a)	Other primarily includes corporate operations and BSC.

Proprietary Trading Activities (Generation).    For the three months ended March 31, 2008 and 2007, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in net realized and unrealized mark-to-market transactions in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2008	2007
Unrealized mark-to-market gains	$22	$—
Realized mark-to-market losses	(11)	(3)

Total net mark-to-market gains (losses)	$11	$(3)

Credit Risk Associated with Derivative Instruments (Exelon, Generation and ComEd)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation enters into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, Generation’s credit department establishes credit limits, margining thresholds and collateral requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, beginning in 2007, collateral postings are one-sided from Generation only. That is, if market prices have fallen below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren are not required to post collateral; however, when market prices have risen above contracted price levels with ComEd or Ameren, Generation is required to post collateral once certain credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s (S&P) and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As of March 19, 2008, ComEd was upgraded to investment grade by S&P, and therefore, the above condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. Settlement Legislation passed in Illinois during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process. Under the terms of the RFP, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement. Collectively under all of the above-mentioned contracts, as of March 31, 2008, there was no cash collateral posted from Generation to ComEd, or vice versa, however, Generation has issued letters of credit totaling $257 million to ComEd.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

Exelon and Generation adopted the provisions of FSP FIN 39-1 on January 1, 2008. As a result of the adoption, Exelon and Generation record cash flow hedge, other derivative and proprietary trading activities in the balance sheet on a net basis and offset the fair value amounts recognized for energy-related derivatives with cash collateral paid to or received from counterparties under master netting arrangements.

Exelon and Generation retrospectively reclassified certain assets and liabilities in accordance with FIN 39, as amended by FSP FIN 39-1, and the following table shows the effect on Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2007.

	Generation			Exelon
	As Previously Stated	FIN 39 and FSP FIN 39-1 Adjustments	As Adjusted	As Previously Stated	FIN 39 and FSP FIN 39-1 Adjustments	As Adjusted
Mark-to-market derivative current assets	$445	$(198)	$247	$445	$(198)	$247
Prepayments and other current assets	552	(273)	279	700	(273)	427
Mark-to-market derivative noncurrent assets	113	(62)	51	117	(62)	55
Mark-to-market derivative current liabilities	599	(365)	234	599	(365)	234
Other current liabilities	261	(1)	260	984	(1)	983
Mark-to-market derivatives noncurrent liabilities	465	(167)	298	465	(167)	298

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008 and December 31, 2007, the amounts of cash collateral not offset against net derivative positions, because they were not associated with energy-related derivatives, were not significant to Exelon’s and Generation’s financial positions.

9.     Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and Exelon Corporate employees, except for those employees of Generation’s wholly owned subsidiary, AmerGen, who participate in the separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan.

The Pension Protection Act of 2006 became effective January 1, 2008 and affected the manner in which many companies, including Exelon and AmerGen, administer their pension plans. Exelon prospectively amended the vesting schedule, benefit crediting rate and investment crediting rate of its relevant cash balance pension plans in accordance with interim guidance issued by the U.S. Treasury Department pursuant to the Pension Protection Act. These changes to the cash balance pension plans did not have a material impact on Exelon's or Generation's results of operations, cash flows or financial positions. The U.S. Treasury Department’s interim guidance indicates that further guidance will be forthcoming, and it is possible that Exelon and AmerGen will make additional amendments to their cash balance plans in response to the future guidance.

Defined Benefit Pension and Other Postretirement Benefits — Consolidated Plans (Exelon, Generation, ComEd and PECO)

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2008 and 2007. The 2008 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. The 2008 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.80%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$41	$41	$27	$25
Interest cost	159	151	52	49
Expected return on assets	(209)	(204)	(30)	(28)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	3	4	(14)	(14)
Actuarial loss	32	37	13	17

Net periodic benefit cost	$26	$29	$50	$51

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were included in capital additions and operating and maintenance expense during the three months ended March 31, 2008 and 2007, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and postretirement benefit plans:

	Three Months Ended March 31,
Pension and Postretirement Benefit Costs	2008	2007
Generation	$35	$36
ComEd	25	24
PECO	8	10
Other(a)(b)	8	10

(a)	Other primarily includes corporate operations, BSC, and eliminating and consolidating adjustments.
(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

Exelon expects to contribute approximately $240 million to the benefit plans in 2008, of which Generation, ComEd and PECO expect to contribute $113 million, $55 million and $47 million, respectively.

Pension and Other Postretirement Benefits — AmerGen Plans (Generation)

The following tables present the components of net periodic benefit costs for the three months ended March 31, 2008 and 2007 for the AmerGen-sponsored plans. The 2008 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$3	$3	$2	$2
Interest cost	2	2	2	1
Expected return on assets	(2)	(2)	—	—

Net periodic benefit cost	$3	$3	$4	$3

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contribution up to certain limits. The following table presents, by Registrant, the matching contribution to the savings plans during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2008	2007
Exelon	$16	$16
Generation	8	8
ComEd	4	4
PECO	2	2

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes (Exelon, Generation, ComEd and PECO)

Exelon’s effective income tax rate from continuing operations for the three months ended March 31, 2008 was 30.8% as compared to 32.9% for the three months ended March 31, 2007. The decrease in the effective tax rate was primarily attributable to a tax benefit on unrealized losses recorded at Generation in the first quarter of 2008 resulting in a decrease of 3.9% and state income tax benefits resulting in a decrease of 2.9%, partially offset by an increase of 4.6% due to the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007. The tax benefit on the unrealized losses discussed above was recorded at a higher statutory tax rate than Exelon’s remaining income from continuing operations. The statutory tax rate was applied to these unrealized losses generated in the three months ended March 31, 2008 because the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate.

Generation’s effective income tax rate from continuing operations for the three months ended March 31, 2008 was 31.3% as compared to 37.7% for the three months ended March 31, 2007. Generation’s effective tax rate decreased by 5.0% as a result of recording a tax benefit in the first quarter of 2008 on unrealized losses in its nuclear decommissioning fund investments. The tax benefit on the unrealized losses discussed above was recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these unrealized losses generated in the three months ended March 31, 2008 because the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate. In addition, Generation’s effective rate decreased by an additional 1.4% primarily as a result of recording state income tax benefits.

ComEd’s effective income tax rate for the three months ended March 31, 2008 was 38.8% as compared to 37.5% for the three months ended March 31, 2007. The increase in the effective tax rate was a result of increased income while permanent differences remained relatively constant as compared to the three months ended March 31, 2007.

PECO’s effective income tax rate for the three months ended March 31, 2008 was 30.7% as compared to 34.0% for the three months ended March 31, 2007. The decrease in the effective tax rate was a result of reduced income while permanent differences remained relatively constant as compared to the three months ended March 31, 2007.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $1.6 billion, $556 million, $679 million and $392 million, respectively, of unrecognized tax benefits as of March 31, 2008. ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2007. Generation’s unrecognized tax benefits increased by approximately $80 million during the three months ended March 31, 2008 primarily due to a position that nuclear decommissioning liabilities, assumed as part of Generation’s acquisition of nuclear power plants, increase the tax basis of assets it acquired.

Other Tax Matters

1999 Sale of Fossil Generating Assets (Exelon and ComEd)

Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. As of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2008 and December 31, 2007, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s ability to defer all or a portion of this tax liability depends in part on whether its treatment of the sales proceeds, as having been received in connection with an involuntary conversion, is ultimately sustained, either by the IRS or a court, which might ultimately decide the issue. Exelon’s ability to continue to defer the remainder of the tax liability on the fossil plant sale depends also in part on whether its tax characterization of a purchase and leaseback transaction Exelon entered into in connection with the fossil plant sale is respected as a purchase and leaseback (the like-kind exchange transaction), either by the IRS or by a court, which might ultimately decide the issue. In the third quarter of 2007, Exelon received the IRS’ audit report for the taxable period 1999 through 2001, which reflected the full disallowance of the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that the sales proceeds were not received in connection with an involuntary conversion of certain ComEd property rights. In addition, the IRS indicated its position that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a sale-in, lease-out (SILO), and, therefore, the IRS is treating it as a “listed transaction” pursuant to IRS guidance issued in 2005. A listed transaction is one which the IRS considers to be a potentially abusive tax shelter. The IRS’ view is that the like-kind transaction did not provide Exelon with a current ownership interest in any property. Exelon disagrees with the IRS’s characterization of its purchase and leaseback as a SILO and believes its position is justified. In addition, the IRS asserted penalties with respect to the involuntary conversion and like-kind exchange transaction. In the third quarter of 2007, Exelon appealed the disallowance of the deferral of gain as well as the assertion of the penalties to IRS Appeals. Exelon will continue to vigorously defend its positions throughout the IRS Appeals process and any subsequent litigation. Exelon believes it is unlikely that the penalties will be ultimately sustained. If Exelon’s and ComEd’s management decide to litigate the matter, ComEd may be required to pay the tax and related interest due on the deficiency and file suit for refund.

A successful IRS challenge to ComEd’s positions would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of March 31, 2008, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $1.0 billion. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $177 million (after tax) related to interest expense. Due to the fact that Exelon believes it is unlikely that the penalty assertion will be ultimately sustained, Exelon and ComEd have not recorded a reserve for the penalties. Should the IRS prevail in asserting such penalty, it will result in an after-tax charge of $196 million to Exelon’s and ComEd’s results of operations. Exelon’s and ComEd’s management believe that interest and penalties have been appropriately accounted for in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations, cash flows and financial positions, and such impacts could be material. The timing of the final resolution of this matter is unknown.

Interest on Tax Refunds (Generation and ComEd)

During the first quarter of 2008 and after the filing of the Registrants’ 2007 Annual Report on Form 10-K, Generation and ComEd identified adjustments to be made for amounts recorded in 2007 related to a settlement with the IRS of a research and development claim. Upon further review of the settlement and Exelon’s tax sharing agreements, it was determined that $4 million (after tax) of interest expense recorded in the fourth quarter of 2007 upon finalization of the settlement with the IRS and $2 million of interest recorded through retained earnings in the first quarter of 2007 upon the adoption of FIN 48 was inadvertently recorded at Generation and

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should have been recorded at ComEd. Management believes these amounts are immaterial individually and in the aggregate to any previously issued financial statements, and also immaterial to expected full year results of operations for 2008. Consequently during the three months ended March 31, 2008, ComEd recorded an increase in interest expense of $4 million (after tax) and a reduction in retained earnings of $2 million and Generation recorded a reduction in interest expense of $4 million (after tax) and an increase in retained earnings of $2 million. There was no net impact at Exelon for the adjustment related to the settlement with the IRS as the adjustments to ComEd and Generation eliminated in consolidation.

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

Investments in Synthetic Fuel-Producing Facilities (Exelon)

Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership (collectively, the Sellers) that own synthetic fuel-producing facilities. Prior to December 31, 2007, Section 45K (formerly Section 29) of the Internal Revenue Code provided tax credits for the sale of synthetic fuel produced from coal. The ability to earn these synthetic fuel tax credits expired on December 31, 2007 and, as such, the synthetic fuel-producing facilities that Exelon had interests in ceased operations on or before December 31, 2007.

Section 45K contained a provision under which the tax credits were phased out (i.e., eliminated) in the event crude oil prices for a year exceeded certain thresholds. Exelon was required to pay for tax credits based on the production of the facilities regardless of whether or not a phase-out of the tax credits was anticipated. However, Exelon has the legal right to recover a portion of the payments made to the Sellers related to phased-out tax credits. In March 2008, the IRS published the 2007 oil Reference Price which resulted in a 67% phase-out of tax credits for calendar year 2007 that reduced Exelon’s earned after-tax credits of $251 million to $82 million for the year ended December 31, 2007. At December 31, 2007, Exelon had estimated the 2007 phase-out to be 68% and had net receivables on its Consolidated Balance Sheet from the Sellers totaling $171 million associated with the portion of the payments previously made to the Sellers related to tax credits that were phased out for 2007. The difference between the actual 2007 phase-out and the 2007 phase-out previously estimated resulted in a $1 million increase in 2007 tax credits and a corresponding $1 million decrease, net of the related tax benefit, in the receivables due from the Sellers, which has been reflected in Exelon’s operating results in the first quarter of 2008. Upon collection of the related receivables, the agreements with the Sellers will terminate, which Exelon expects to occur prior to December 31, 2008.

Interests in synthetic fuel-producing facilities increased Exelon’s net income by $1 million and $25 million during the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, net income from interests in synthetic fuel-producing facilities is reflected in the Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net.

The non-recourse notes payable principal balance was $21 million at December 31, 2007. The final note payment was made in January 2008 to reduce the non-recourse notes payable principal balance to zero.

11.     Asset Retirement Obligations (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations (ARO) (Exelon and Generation)

Generation and AmerGen have legal obligations to decommission their nuclear power plants following the expiration of their operating licenses. Generation and AmerGen will pay for their respective obligations using trust funds that have been established for this purpose.

The following table provides a roll forward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2008 to March 31, 2008:

Exelon and Generation
Nuclear decommissioning AROs at January 1, 2008(a)	$3,578
Net decrease resulting from updates to the estimated future cash flows	(52)
Accretion expense	58
Payments to decommission retired plants	(4)

Nuclear decommissioning AROs at March 31, 2008(a)	$3,580

(a)	Includes $16 million as the current portion of the ARO at January 1, 2008 and March 31, 2008, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

At March 31, 2008 and December 31, 2007, Exelon and Generation had nuclear decommissioning trust fund investments totaling $6,511 million and $6,823 million, respectively.

Fair Value Option for Financial Assets and Liabilities.    Effective January 1, 2008, Exelon and Generation adopted SFAS No. 159 for all securities held in the nuclear decommissioning trust funds. Prior to the adoption of SFAS No. 159, nuclear decommissioning trust fund investments were classified as available-for-sale securities. Further, as a result of FSP FAS 115-1, Exelon and Generation considered all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. As a result, changes in the fair value of investments in an unrealized loss position were recognized in results of operations whereas changes in the fair value of investments in an unrealized gain position were previously recognized in accumulated OCI. In order to align the accounting treatment of investments in unrealized gain positions with unrealized loss positions, Exelon and Generation have elected the fair value option under SFAS No. 159.

As a result of the adoption of SFAS No. 159, Exelon and Generation both recorded a cumulative effect adjustment of $160 million, net of deferred taxes of $286 million and regulatory offsets, as an increase to the opening balance of retained earnings and undistributed earnings, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the unrealized gains related to the nuclear decommissioning trust fund investments that are included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2007, prior to the adoption of SFAS No. 159.

	Exelon and Generation
December 31, 2007	Accumulated OCI
	Gross Unrealized Gains	Contractual Elimination(a)	Subtotal	Deferred Income Taxes	Net Unrealized Gains
Regulated former ComEd and former PECO trusts	$1,081	$871	$210	$181	$29
AmerGen and unregulated portions of Peach Bottom trusts	236	—	236	105	131

Total	$1,317	$871	$446	$286	$160

(a)

Represents the elimination of the gross unrealized gains and certain income taxes related to the nuclear decommissioning trust fund investments associated with the former ComEd and former PECO trusts, which are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

For the three months ended March 31, 2008, Exelon and Generation recorded net unrealized losses of $224 million associated with the nuclear decommissioning trust funds for the former ComEd and former PECO units, which are subject to contractual elimination pursuant to regulatory accounting, and $70 million associated with the AmerGen and unregulated portions of Peach Bottom trusts, which are included in other, net in Exelon’s and Generation’s Consolidated Statements of Operations. For the three months ended March 31, 2007, Generation recorded unrealized losses totaling $8 million and $2 million associated with the nuclear decommissioning trust funds for the former ComEd and the AmerGen units, respectively.

Interest and dividends on nuclear decommissioning trust fund investments are recognized when earned and are included in other, net in Exelon’s and Generation’s Consolidated Statements of Operations.

Refer to Note 16 — Related Party Transactions for information regarding intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

12.     Earnings Per Share and Shareholders’ Equity (Exelon)

Earnings per Share

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options, performance share awards and restricted stock outstanding under Exelon’s long-term incentive plans considered to be common stock equivalents. The following table sets forth the components of basic and diluted earnings per share and shows the effect of these stock options, performance share awards and restricted stock on the weighted average number of shares outstanding used in calculating diluted earnings per share:

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$581	$681
Income from discontinued operations	—	10

Net income	$581	$691

Average common shares outstanding — basic	659	672
Assumed exercise of stock options, performance share awards and restricted stock	5	5

Average common shares outstanding — diluted	664	677

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was zero and 3 million for the three months ended March 31, 2008 and 2007, respectively.

Share Repurchases

On August 31, 2007 and December 19, 2007, Exelon’s Board of Directors approved accelerated share repurchase (ASR) programs for up to $1.25 billion and $500 million, respectively, of Exelon’s outstanding common stock. As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities.

On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase (ASR) program. In addition, on February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under an ASR program. In accordance with EITF 99-7, “Accounting for an Accelerated Share Repurchase Program,” Exelon accounts for each of the ASR programs as two distinct transactions, as shares of common stock acquired in a treasury stock transaction and as a forward contract indexed to Exelon’s own common stock.

In September 2007 and February 2008, Exelon received the minimum number of shares, as determined by each of the ASR agreement, which amounted to 15.1 million shares and 5.8 million shares, respectively. These initial shares were recorded as treasury stock, at cost, for $1.17 billion and $436 million in September 2007 and February 2008, respectively.

Exelon accounts for the forward contracts in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires that the contract be initially measured at fair value, reported in permanent equity and subsequently accounted for based on its equity classification. Each ASR agreement provides that Exelon is not required to make any additional cash payment or deliver or return any shares upon settlement of the forward contract to the investment banks in this transaction. The forward contract issued in September 2007 was settled in February 2008 for 525,666 shares valued at $42 million. The ultimate settlement of this forward contract was based on changes in the price of Exelon’s common stock from September 24, 2007 through the date of settlement. The fair value of the forward

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract issued in February 2008 was estimated to be $64 million. The ultimate settlement of the forward contract issued in February 2008 will be based on changes in the price of Exelon’s common stock from February 29, 2008 through the date of settlement, which is expected to occur in the second quarter of 2008.

Under the share repurchase programs, 34.7 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of March 31, 2008. During the three months ended March 31, 2008 and 2007, Exelon repurchased 6.4 million shares and 0.6 million shares, respectively, of common stock under the share repurchase programs for $478 million, including the impact of the settlement of the September 2007 forward contract, and $37 million, respectively.

13.     Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments and nuclear decommissioning at December 31, 2007, see Notes 13 and 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K. All significant contingencies are disclosed below.

Energy Commitments

Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as of March 31, 2008 did not change significantly from December 31, 2007, except for the following:

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $365 million during the three months ended March 31, 2008, due to the fulfillment of approximately $562 million of 2008 commitments during the three months ended March 31, 2008, partially offset by increases of approximately $152 million, $31 million and $14 million related to 2009, 2010 and 2011 sales commitments, respectively. The increases were primarily due to increased overall hedging activity in the normal course of business.

In March 2008, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2008 to May 2009. See Note 5 — Regulatory Issues for further information. These contracts resulted in an increase in ComEd’s energy commitments of $288 million for the remainder of 2008 and $130 million for 2009.

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of March 31, 2008 did not change significantly from December 31, 2007, except for the following:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $147 million during the three months ended March 31, 2008, reflecting increases of approximately $137 million, $109 million, $24 million, $32 million, and $51 million for 2009, 2010, 2011, 2012 and 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $206 million of 2008 commitments during the three months ended March 31, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

PECO’s total fuel purchase obligations increased by approximately $28 million during the three months ended March 31, 2008, reflecting an increase of $26 million and $2 million in 2008 and 2009, respectively, primarily related to the purchase of natural gas and related transportation services.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of March 31, 2008, representing commitments potentially triggered by future events, did not change significantly from December 31, 2007, except for the following:

•	Exelon’s letters of credit increased $482 million and guarantees increased by $50 million primarily as a result of energy trading activities.

•	Generation’s letters of credit increased by $478 million primarily as a result of energy trading activities.

•	ComEd’s letters of credit increased by $5 million primarily as a result of the new procurement contracts.

Environmental Liabilities

General (Exelon, Generation, ComEd and PECO)

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several Potentially Responsible Parties (PRPs), which may be responsible for ultimate remediation of each location. Of these 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of nine sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection has approved the cleanup of 14 sites. Of the remaining sites identified by ComEd and PECO, 21 and 9 sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2013, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site. For most of the sites, the interim agreement contemplated that neither party would pay less than 20%, or more than 80% of the final costs for each site. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for the 38 MGP sites. In July 2007, ComEd and Nicor reached an agreement on the allocation of costs for the MGP sites. On January 3, 2008, ComEd and Nicor executed the definitive written agreement. The agreement is contingent upon ICC approval. Through March 31, 2008, ComEd has incurred approximately $116 million associated with remediation of the sites in question.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd’s accrual as of March 31, 2008 for these environmental liabilities reflects the cost allocations contemplated in the definitive agreement.

Based on the final order received in ComEd’s 2005 Rate Case, beginning in 2007, ComEd is recovering MGP remediation costs from customers, through a rider, subject to periodic reconciliation. Such recovery is reflected as a regulatory asset. Pursuant to a PAPUC order, PECO is currently recovering costs for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and liabilities.

As of March 31, 2008 and December 31, 2007, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

March 31, 2008	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$130	$108
Generation	14	—
ComEd	76	70
PECO	40	38

December 31, 2007	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$132	$110
Generation	14	—
ComEd	77	71
PECO	41	39

The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties, including customers.

Section 316(b) of the Clean Water Act (Exelon and Generation)

In July 2004, the United States Environmental Protection Agency (EPA) issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. The Clean Water Act requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule established national performance standards for reducing entrainment and impingement of aquatic organisms at existing power plants. The rule provided each facility with a number of compliance options and permits site-specific variances based on a cost-benefit analysis. The requirements were intended to be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, Oyster Creek,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Peach Bottom, Quad Cities, Salem and Schuylkill. Since promulgation of the rule, Generation has been evaluating compliance options at each of its affected plants to achieve interim compliance deadlines.

On January 25, 2007, the U.S. Second Circuit Court of Appeals issued its opinion in a challenge to the final Phase II rule brought by environmental groups and several states. The court found that with respect to a number of significant provisions of the rule the EPA either exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. For example, the court found that environmental restoration does not qualify as a compliance option and site-specific compliance variances based on a cost-benefit analysis are impermissible. The Second Circuit Court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements.

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

On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties and will review one significant aspect of the Second Circuit Court’s opinion – whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. It is expected that the U.S. Supreme Court will hear the appeal before the end of 2008, with a decision in 2009. Should the U.S. Supreme Court find that the EPA can utilize the cost-benefit compliance option, this would provide the utility industry with flexible and cost-effective alternatives.

Due to the regulatory and litigation uncertainties, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, cash flows and financial position. If the final rule or interim state requirements under best professional judgment have performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then there could be a material impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, cash flows and financial positions.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decision of the U.S. Court of Appeals for the Second Circuit, discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling could be material and could therefore negatively impact Generation’s decision to operate the plant after the 316(b) matter is ultimately resolved.

In June 2001, the NJDEP issued a renewed NPDES permit for Salem, which expired in July 2006, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised Public Service Enterprise Group (PSEG), the Salem plant operator, in a letter dated July 12, 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. If application of the final Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.

Nuclear Generating Station Groundwater (Exelon and Generation)

On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of March 31, 2008, Generation has purchased four of the 14 adjacent properties.

On October 11, 2006, a resident owning property near the plant filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Exelon, Generation and ComEd alleging property contamination and seeking damages for diminished property value. The allegations in the complaint were substantially similar to prior lawsuits filed by area residents that were voluntarily dismissed by the plaintiffs without prejudice. This was the only remaining lawsuit brought by local residents. Generation tendered the defense of this lawsuit to its insurance carrier, ANI, and ANI agreed to defend the suit subject to a reservation of rights. On December 27, 2007, the judge dismissed Exelon from this litigation. On January 28, 2008, the judge granted Generation’s motion for summary judgment against the plaintiff in favor of Generation, and, on February 28, 2008, the deadline for the plaintiff to file an appeal expired, with the matter now being terminated.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of intensified monitoring and inspection efforts in 2006, Generation detected small underground tritium leaks at the Dresden Nuclear Generating Station (Dresden) and at the Byron Nuclear Generating Station (Byron). Neither of these discharges occurred outside the property lines of the plant, nor does Generation believe either of these matters pose health or safety threats to employees or to the public. Generation identified the source of the leaks and implemented repairs. On March 31, 2006 and April 12, 2006, the Illinois EPA issued a violation notice to Generation in connection with the Dresden and Byron leaks, respectively, alleging various violations, including those related to (1) Illinois groundwater standards, (2) non-permitted discharges, and (3) each station’s NPDES permit. Generation has analyzed the remediation options related to these matters and submitted its response and proposed remediation plan to the Illinois EPA. On July 10, 2006, the Illinois EPA rejected the remediation plan for Dresden and on July 12, 2006, the Illinois EPA sent a Notice of Intention to Pursue Legal Action. On July 17, 2006, the Illinois EPA rejected the remediation plan for Byron and has referred the matter to the Illinois Attorney General for consideration of formal enforcement action and the imposition of penalties.

Generation is actively discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA, the Attorney General for Illinois and the State’s Attorney for the Counties in which the plants are located. Generation believes that appropriate reserves have been recorded for State of Illinois fines and remediation costs in accordance with SFAS No. 5 as of March 31, 2008 and December 31, 2007.

On April 10, 2008, the Illinois EPA issued a notice of violation (NOV) to Generation alleging that the Quad Cities Nuclear Generating Station (Quad Cities) violated state groundwater quality standards for tritium. The NOV relates to increases in monitored tritium levels in October 2007, which Generation had reported to the Illinois EPA. Since discovering these increased levels of tritium, Quad Cities conducted an investigation and took appropriate corrective actions. Quad Cities is preparing a response to the NOV.

Exelon, Generation or ComEd cannot determine the outcome of the above-described matters but believe their ultimate resolution should not, after consideration of reserves established, have a material impact on Exelon’s, Generation’s or ComEd’s respective results of operations, cash flows or financial positions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cotter Corporation (Exelon and Generation)

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

Notice and Finding of Violation Related to Electric Generation Stations (Exelon, Generation and ComEd)

On August 6, 2007, ComEd received a Notice and Finding of Violation (NOV), addressed to it and Midwest Generation from the EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since then. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

The generating stations that are the subject of the NOV are currently owned and operated by Midwest Generation, which purchased the stations in December 1999 from ComEd. Under the terms of the sale agreement, Midwest Generation and its affiliate, Edison Mission Energy (EME), assumed responsibility for environmental liabilities associated with the ownership, occupancy, use and operation of the stations, including responsibility for compliance of the stations with environmental laws before the purchase of the stations by Midwest Generation. Midwest Generation and EME further agreed to indemnify and hold ComEd and its affiliates harmless from claims, fines, penalties, liabilities and expenses arising from third-party claims against ComEd resulting from or arising out of the environmental liabilities assumed by Midwest Generation and EME under the terms of the agreement governing the sale.

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

Voluntary Greenhouse Gas Emissions Reductions (Exelon)

On May 6, 2005, Exelon announced that it had established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated 1.3 million metric tons of GHG emissions. Exelon has incorporated recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in activities that result in the reduction or avoidance of GHG emissions. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of March 31, 2008, Exelon expects to achieve its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of sulfur hexafluoride, increased use of renewable energy and its current energy efficiency initiatives. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material impact on Exelon’s future competitive position, results of operations, earnings, cash flows or financial position.

In February 2008, Exelon announced a corporate-wide effort to develop a broader, long-term Low Carbon Energy Strategy that incorporates the work completed to date on the voluntary reduction goal. Exelon’s working goal for this effort is to reduce, displace or offset the equivalent of its current total GHG emissions by the end of 2020 (representing a decrease of approximately 15 million metric tons carbon dioxide (CO2)-equivalent based on a 2001 baseline). With regard to additional GHG reductions, Exelon is currently considering opportunities to further reduce direct emissions from its own operations in the areas of energy efficiency improvements and changes to the vehicle fleet in the generation and energy delivery businesses. Exelon is also evaluating opportunities to assist customers and suppliers in reducing their GHG emissions. With regard to displacement, Exelon is reviewing its options to build or expand its existing low-carbon generation, through nuclear uprates and higher-efficiency combined cycle gas plants, to effectively displace existing higher carbon generation in regional power pools. Finally, Exelon is also reviewing opportunities to develop or procure qualified GHG offsets to support its goal of meeting its final long-term Low Carbon Energy Strategy.

The actual implementation of Exelon’s Low Carbon Energy Strategy will be contingent upon an ongoing review of economic, market and political developments, including particularly passage of comprehensive Federal carbon legislation and the funding of previously authorized Federal loan guarantees. Management does not anticipate implementing any initiative to achieve the strategy that would have a material adverse impact on the Registrants’ future competitive position, results of operations, earnings, cash flows and financial positions.

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. On March 27, 2008, the EPA Administrator advised congressional leadership that the EPA would issue an Advanced Notice of Proposed Rulemaking later in the year relating to the potential regulation of GHG's as air pollutants under the Clean Air Act. Exelon continues to support the enactment, through Federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future competitive position, results of operations, earnings, cash flows and financial position.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation and Regulatory Matters

Exelon, Generation and PECO

Real Estate Tax Appeals.    PECO and Generation each have been challenging real estate taxes assessed on certain nuclear plants. PECO has appealed local real estate assessments for 1998 and 1999, and Generation is involved in real estate tax appeals for 2000 through 2004, regarding the valuation of Generation’s Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). During the period ended March 31, 2008, an agreement that includes settlement of all outstanding real estate tax appeals has been negotiated between Generation, PECO and the taxing authorities. The agreement has been submitted to the taxing authorities for their review and formal approval. For the years 1998 and 1999, the agreement calls for the assessment to be set at $10 million, which would not result in any significant amount of additional taxes due over amounts previously remitted by PECO. Generation and PECO have determined that the formal approval of the agreement by the taxing authorities will not have a material impact on their respective results of operations, cash flows or financial positions.

Also during the period ended March 31, 2008, Generation entered into an agreement with the taxing authorities for its Braidwood plant that resolved a previously outstanding real estate tax appeal and related litigation for the 2006 tax year and established fixed assessments for the tax years 2007 through 2011. As of March 31, 2008, Generation remains involved in real estate tax appeals for the 2005, 2006 and 2007 tax years concerning the value of its Byron plant for real estate tax purposes. The ultimate outcome of such matters remain uncertain and could result in unfavorable or favorable impacts to Exelon’s and Generation’s results of operations, cash flows and financial positions. Generation believes that the payments that have been made for each of the affected tax years and its reserve balances for exposures associated with real estate tax liabilities as of March 31, 2008 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5.

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

At March 31, 2008 and December 31, 2007, Generation had reserved approximately $50 and $50 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2008, approximately $14 million of this amount relates to 172 open claims presented to Generation, while the remaining $36 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Generation plans to obtain annual updates of the estimate of future losses. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments. During 2007 and 2006, Generation performed periodic updates to this reserve, which did not result in material adjustments.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flood Damage Claim.    On September 12, 2006, a provider of specialty salvage services filed a lawsuit against Generation and one of its subsidiaries in the district court of Dallas County, Texas. The plaintiff alleges that operations at the Mountain Creek Reservoir and Dam on March 19, 2006 caused severe flooding and damage to the plaintiff's facilities and vehicle inventory located downstream of the reservoir and dam. The plaintiff also alleges supplemental damages for the future costs of relocating its facility. Generation denies liability and is vigorously defending the lawsuit.

Oil Spill Liability Trust Fund Claim.    In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shutdown. The total shutdown period resulted in lost revenues from the plant. Generation and PSEG subsequently filed a joint claim for losses and damages with the Oil Spill Liability Trust Fund. In January 2007, Generation and PSEG submitted a revised damages calculation to the Oil Spill Liability Trust Fund identifying approximately $46 million in total damages and losses, of which approximately $20 million would be paid to Exelon. This matter represents a contingent gain and Generation has not recorded any income pursuant to SFAS No. 5. Generation expects this matter to be resolved in 2008.

Uranium Supply Agreement Non-performance Claims.    Generation enters into long-term supply agreements to procure uranium concentrates. In 2007, Generation initiated claims asserting non-performance by certain counterparties. As a result of this non-performance, Generation has been required to procure uranium concentrates at higher prices than originally anticipated. Generation filed suit against two counterparties asserting breach of uranium supply agreement against one counterparty and breach of performance guarantee and fraudulent inducement against the other counterparty. On February 29, 2008, a settlement was reached with the one counterparty against whom Generation asserted breach of uranium supply agreement. Under the terms of the settlement, Generation has accepted uranium from the counterparty, with no cash payment or other consideration due from Generation. Generation valued the settlement at approximately $14 million and recorded the gain as a reduction in fuel expense on Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income. The other matter remains unresolved and represents a contingent gain and Generation will not record any income or reduction to expense pursuant to SFAS No. 5 as of March 31, 2008. This remaining case is scheduled for trial later in 2008.

Coal Supply Agreement Matter.    In September 2005, Generation entered into a Coal Supply Agreement (Agreement) with Guasare Coal International, N.V. (Guasare). The Agreement, as amended, provides for Guasare to supply approximately 390,000 metric tons of coal per year to Generation at prices fixed through December 31, 2009. By letter dated December 27, 2007, Guasare advised Generation that it was suspending shipments under the Agreement. On January 5, 2008, representatives of Guasare and Generation met to discuss the Agreement. No understanding regarding the recommencement of shipments has been reached. Neither party has declared an event of default under the Agreement and discussions are ongoing. Generation does not expect that the end result of these discussions will have a material impact on Exelon’s and Generation’s results of operations, cash flows or financial positions.

Exelon

Pension Claim.    On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the U.S. District Court for the Northern

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculates lump sum distributions in a manner that does not comply with the Employee Retirement Income Security Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum distributions. On August 31, 2007, the District Court dismissed the lawsuit in its entirety. On December 21, 2007, the District Court amended its order, in part, to allow the plaintiff to file an administrative claim with the Plan with respect to the calculation of the portion of his lump sum benefit accrued under the Plan’s prior traditional formula. On January 16, 2008, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit of the District Court’s dismissal of his claims. The ultimate outcome of the pension claim is uncertain and may have a material adverse impact on Exelon’s results of operations, cash flows or financial position.

Savings Plan Claim.    On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief, including alleged investment losses. On February 21, 2007, the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007, the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the forthcoming appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, an appeal has been taken from the June 20, 2007 decision of the U.S. District Court for the Western District of Wisconsin, which dismissed with prejudice substantially similar claims. Exelon cannot currently predict the outcome of the Savings Plan claim.

Retiree Healthcare Benefits Grievance.    In 2006, Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15) filed a demand for arbitration of a grievance challenging certain changes implemented in 2004 to the health care coverage provided to retirees who were members of IBEW Local 15 during their employment with Exelon, Generation and ComEd. Exelon then filed a lawsuit in the U.S. District Court for the Northern District of Illinois seeking a judicial determination that this grievance is not arbitrable as disputes regarding benefits provided to current retirees are not within the scope of the collective bargaining and related agreements. On December 3, 2007, the U.S. District Court ruled that under the terms of the parties' collective bargaining agreement, IBEW Local 15 could use the collective bargaining agreement’s grievance and arbitration procedure to challenge these changes with respect to retirees named in the grievance. Exelon’s appeal of the U.S. District Court’s decision is currently pending before the U.S. Court of Appeals for the Seventh Circuit. The ultimate outcome of the retiree healthcare benefits grievance is uncertain and may have a material adverse impact on Exelon’s results of operations, cash flows or financial position.

Exelon, Generation, ComEd and PECO

General.    The Registrants are involved in various other litigation matters that are being defended and handled in the ordinary course of business. The Registrants maintain accruals for such costs that are probable of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being incurred and subject to reasonable estimation. The Registrants will record a receivable if they expect to recover costs for these contingencies. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse impact on the Registrants’ results of operations, cash flows or financial positions.

Agreement Related to Sale of Accounts Receivable

Exelon and PECO

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable through November 2010. During 2007, the agreement was amended to eliminate special agreement accounts receivable from the eligible receivables sale pool and certain recourse provisions relating to special agreement receivables. PECO retains the servicing responsibility for the sold receivables. The agreement requires that PECO not exceed a certain established threshold of outstanding aged receivables with balances greater than 61 days to net eligible receivables. If the average of the last day of any calendar month and the last day of the two immediately proceeding calendar months exceed the established threshold, the agreement allows for the financial institution to declare the agreement terminated. PECO has exceeded this threshold since June 2007, but the financial institution has waived through April 30, 2008 its right to terminate the agreement as a result of PECO’s exceeding this threshold. The financial institution will have the right to terminate the facility on or after May 1, 2008. PECO is currently engaged in discussions regarding an extended waiver. If the financial institution terminated the facility, PECO will either replace the facility or seek other financing.

Income Taxes

See Note 10 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three months ended March 31, 2008 and 2007:

Three months ended March 31, 2008	Exelon	Generation	ComEd	PECO
Investment income	$5	$—	$4	$1

Decommissioning-related activities:
Decommissioning trust fund income — regulated units(a)	17	17	—	—
Decommissioning trust fund loss — unregulated units(b)	(6)	(6)	—	—
Net unrealized losses on decommissioning trust funds — regulated units(c)	(224)	(224)	—	—
Net unrealized losses on decommissioning trust funds — unregulated units(d)	(70)	(70)	—	—
Regulatory offset to non-operating decommissioning-related activities(e)	207	207	—	—
Net direct financing lease income	6	—	—	—
AFUDC, equity(f)	(1)	—	(1)	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel — producing facilities(g)	(1)	—	—	—
Interest income related to uncertain income tax positions under FIN 48	5	9	—	3
Other	4	3	1	—

Other, net	$(58)	$(64)	$4	$4

(a)	Includes investment income and realized gains and losses of the trust funds for those units that are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(c)	Includes net unrealized losses of the trust funds for those units that are subject to regulatory accounting.
(d)	Includes the net unrealized losses of the trust funds for AmerGen of $65 million, and the unregulated portions of the Peach Bottom trusts of $5 million.
(e)

Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(f)

Includes reversal of previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. See Note 5 – Regulatory Issues for additional information.

(g)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three months ended March 31, 2007	Exelon	Generation	ComEd	PECO
Investment income	$2	$—	$1	$1
Gain on disposition of assets and investments, net	15	15	—	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	46	46	—	—
Decommissioning trust fund income — AmerGen(a)	11	11	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(8)	(8)	—	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(2)	(2)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(37)	(37)	—	—
Net direct financing lease income	6	—	—	—
AFUDC, equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	20	—	—	—
Interest income related to settlement of PJM billing dispute	5	4	—	1
Interest income related to uncertain income tax positions under FIN 48	1	—	—	3
Other	3	3	—	—

Other, net	$63	$32	$2	$5

(a)	Includes investment income and realized gains and losses.
(b)	For the three months ended March 31, 2007, includes other-than-temporary impairments totaling $8 million on nuclear decommissioning trust funds for the former ComEd units.
(c)

Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of impairment charges, other non-cash operating activities and other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007:

Three months ended March 31, 2008	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$76	$35		$25	$8
Equity in losses of unconsolidated affiliates and investments	5	—		2	3
Provision for uncollectible accounts	36	(5)		13	28
Stock-based compensation costs	26	—		—	—
Net realized losses on nuclear decommissioning trust funds	47	47		—	—
Net unrealized losses on nuclear decommissioning trust funds	70	70		—	—
Other decommissioning-related activity	20	20		—	—
Amortization of energy-related options	3	3		—	—
Amortization of regulatory asset related to debt costs	8	—		7	1
Amortization of the regulatory liability related to the PURTA tax settlement(a)	(7)	—		—	(7)
Other	12	2		11	2

Total other non-cash operating activities	$296	$172		$58	$35

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(64)	$—		$(67)	$3
Other current assets	(166)	(34	)(b)	(1)	(131	)(d)
Other noncurrent assets and liabilities	(108)	(73	)(c)	(16)	(5)

Total changes in other assets and liabilities	$(338)	$(107)		$(84)	$(133)

(a)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability and PECO began amortizing this liability and refunding customers in January 2008.

(b)	Relates primarily to the purchase of energy-related options and prepaid assets.
(c)	Relates primarily to the purchase of long-term fuel options.
(d)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three months ended March 31, 2007	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$80	$36		$24	$10
Equity in (earnings) losses of unconsolidated affiliates and investments	26	(2)		2	2
Provision for uncollectible accounts	19	—		7	12
Stock-based compensation costs	27	—		—	—
Net realized gains on nuclear decommissioning trust funds	(9)	(9)		—	—
Amortization of energy-related options	(15)	(15)		—	—
Amortization of deferred revenue	33	33		—	—
Non-cash accounts receivable activity	(18)	—		—	—
Spent nuclear fuel expense	12	12		—	—
Amortization of regulatory asset related to debt costs	9	—		7	2
Other	6	1		11	3

Total other non-cash operating activities	$170	$56		$51	$29

Changes in other assets and liabilities:
Under/over-recovered energy costs	$(55)	$—		$(67)	$12
Other current assets	(281)	(100	)(a)	1	(147	)(c)
Other noncurrent assets and liabilities	(29)	(19	)(b)	8	(4)

Total changes in other assets and liabilities	$(365)	$(119)		$(58)	$(139)

(a)	Relates primarily to the purchase of energy-related options and prepaid assets.
(b)	Relates primarily to the purchase of long-term fuel options.
(c)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of March 31, 2008 and December 31, 2007:

March 31, 2008	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,196	$—	$2,196
Pension and other postretirement benefits	1,365	—	31
Deferred income taxes	816	15	801
Debt costs	182	157	25
Severance	132	132	—
Conditional asset retirement obligations	121	104	17
MGP remediation costs	92	65	27
Rate case costs	4	4	—
Procurement case costs	3	3	—
Other	42	26	16

Noncurrent regulatory assets	4,953	506	3,113
Under-recovered energy and transmission costs current asset(a)	167	167	—

Total regulatory assets	$5,120	$673	$3,113

Regulatory liabilities
Nuclear decommissioning	$1,964	$1,793	$171
Removal costs	1,107	1,107	—
Financial swap with Generation(b)	—	465	—
Deferred taxes	36	—	—
Refund of PURTA taxes(c)	31	—	31

Noncurrent regulatory liabilities	3,138	3,365	202
Financial swap with Generation(b)	—	89	—
Over-recovered energy and transmission costs current liability(d)	18	3	15

Total regulatory liabilities	$3,156	$3,457	$217

(a)	See Note 5 — Regulatory Issues for additional information.
(b)

To fulfill a requirement of the Settlement, ComEd entered into a five-year financial swap contract with Generation. Since the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full recovery in rates, the changes in fair value each period are recorded by ComEd as a regulatory asset or liability. In Exelon’s consolidated financial statements, the fair value of the intercompany swap recorded by Generation and ComEd is eliminated.

(c)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability and PECO began amortizing this liability in January 2008.

(d)

The PECO over-recovered energy costs represent gas supply related costs refundable under PECO’s PAPUC-approved rates. The ComEd over-recovered or under-recovered energy and transmission costs represent purchased power related costs refundable or recoverable under ComEd’s ICC-approved rates. PECO and ComEd pay or earn a rate of return on deferred energy and transmission costs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,363	$—	$2,363
Pension and other postretirement benefits	1,389	—	32
Deferred income taxes	812	14	798
Debt costs	177	152	25
Severance	137	137	—
Conditional asset retirement obligations	115	100	15
MGP remediation costs	96	66	30
Rate case costs	5	5	—
Procurement case costs	3	3	—
Other	36	26	10

Noncurrent regulatory assets	5,133	503	3,273
Under-recovered energy and transmission costs current asset	101	101	—

Total regulatory assets	$5,234	$604	$3,273

Regulatory liabilities
Nuclear decommissioning	$2,117	$1,905	$212
Removal costs	1,099	1,099	—
Financial swap with Generation — noncurrent	—	443	—
Refund of PURTA taxes(a)	38	—	38
Deferred taxes	47	—	—

Noncurrent regulatory liabilities	3,301	3,447	250
Financial swap with Generation — current	13	13	—
Over-recovered energy and transmission costs current liability(b)	16	4	12

Total regulatory liabilities	$3,330	$3,464	$262

(a)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability.

(b)

The PECO over-recovered energy costs represent gas supply related costs refundable under PECO’s PAPUC-approved rates. The ComEd over-recovered or under-recovered energy and transmission costs represent purchased power related costs refundable or recoverable under ComEd’s ICC-approved rates. PECO and ComEd pay or earn a rate of return on deferred energy and transmission costs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of March 31, 2008 and December 31, 2007:

March 31, 2008	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,806	(a)	$3,615	(a)	$1,725	$2,281
Accounts receivable:
Allowance for uncollectible accounts	128		9		49	69

(a)	Includes accumulated amortization of nuclear fuel of $1,093 million.

December 31, 2007	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,811	(a)	$3,649	(a)	$1,698	$2,270
Accounts receivable:
Allowance for uncollectible accounts	130		17		53	59

(a)	Includes accumulated amortization of nuclear fuel of $1,175 million.

The following tables provide information regarding Exelon’s and Generation’s option premiums as of March 31, 2008 and December 31, 2007:

March 31, 2008	Exelon	Generation
Other current assets:
Option premiums	210	210

Other current liabilities:
Option premiums	171	171

December 31, 2007	Exelon	Generation
Other current assets:
Option premiums	189	189

Other current liabilities:
Option premiums	163	163
The following table provides information regarding dividends payable as of March 31, 2008 and December 31, 2007:
Exelon	March 31, 2008	December 31, 2007
Other current liabilities:
Dividends payable	$1	$331

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has three reportable and operating segments: Generation, ComEd and PECO. Exelon evaluates the performance of its segments based on net income. Generation, ComEd and PECO each operate in a single business segment; as such, no separate segment information is provided for these Registrants.

Three Months Ended March 31, 2008 and 2007

Exelon’s segment information for the three months ended March 31, 2008 and 2007 is as follows:

	Generation	ComEd	PECO	Other(a)	Intersegment Eliminations	Consolidated
Total revenues(b):
2008	$2,482	$1,440	$1,476	$173	$(1,054)	$4,517
2007	2,703	1,490	1,500	194	(1,058)	4,829
Intersegment revenues:
2008	$879	$—	$3	$172	$(1,054)	$—
2007	860	1	2	195	(1,058)	—
Income (loss) from continuing operations before income taxes:
2008	$639	$67	$140	$(32)	$25	$839
2007	890	8	194	(77)	—	1,015
Income taxes:
2008	$200	$26	$43	$(21)	$10	$258
2007	335	3	66	(70)	—	334
Income (loss) from continuing operations:
2008	$439	$41	$97	$(11)	$15	$581
2007	555	5	128	(7)	—	681
Income (loss) from discontinued operations:
2008	$(1)	$—	$—	$1	$—	$—
2007	5	—	—	5	—	10
Net income (loss):
2008	$438	$41	$97	$(10)	$15	$581
2007	560	5	128	(2)	—	691

(a)	Other primarily includes corporate operations and BSC.
(b)

For the three months ended March 31, 2008 and 2007, utility taxes of $53 million and $66 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2008 and 2007, utility taxes of $66 million and $63 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2008	2007
Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1
PETT	1	2

Total operating revenues from affiliates	$2	$3

Fuel purchases from related parties
Keystone Fuels, LLC	$15	$9
Conemaugh Fuels, LLC	14	11

Total fuel purchases from related parties	$29	$20

Interest expense to affiliates, net
ComEd Transitional Funding Trust	$4	$9
ComEd Financing II	2	3
ComEd Financing III	3	3
PETT	29	39
PECO Trust III	2	2
PECO Trust IV	1	1

Total interest expense to affiliates, net	$41	$57

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC	$(2)	$(2)
PETT	(3)	(2)
TEG and TEP	—	3
Investment in synthetic fuel-producing facilities	—	(24)
Other	—	(1)

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(5)	$(26)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008	As of December 31, 2007
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$16	$15
Investments in affiliates
ComEd Funding LLC	$(13)	$(10)
ComEd Financing II(a)	—	10
ComEd Financing III	6	6
PETT	43	47
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6
Other	1	__

Total investments in affiliates	$47	$63

Payables to affiliates (current)
ComEd Financing II	$—	$6
ComEd Financing III	1	4
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$5	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$183	$274
ComEd Financing II	—	155
ComEd Financing III	206	206
PETT	1,598	1,732
PECO Trust III	81	81
PECO Trust IV	103	103
Other	1	—

Total long-term debt due to financing trusts	$2,172	$2,551

(a)	ComEd Financing II was liquidated and dissolved upon repayment of the debt.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2008	2007
Operating revenues from affiliates
ComEd(a)	$385	$380
PECO(b)	494	480

Total operating revenues from affiliates	$879	$860

Fuel expense from related parties
Keystone Fuels, LLC	15	9
Conemaugh Fuels, LLC	14	11

Total fuel purchases from related parties	$29	$20

Operating and maintenance from affiliates
ComEd(d)	$—	$1
PECO(d)	3	2
BSC(c)	71	75

Total operating and maintenance from affiliates	$74	$78

Equity in earnings (losses) of investments
TEG and TEP	—	3
NuStart Energy Development, LLC	—	(1)

Total equity in earnings (losses) of investments	$—	$2

Cash distribution paid to member	$689	$295

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008	As of December 31, 2007
Receivables from affiliates (current)
Exelon(f)	$—	$5
ComEd(a)(i)	23	17
PECO(b)	114	121
BSC(c)	1	5
Ventures(j)	—	1

Total receivables from affiliates (current)	$138	$149

Receivable from affiliate (noncurrent)
Exelon(f)	$1	$—
Payable to Exelon intercompany money pool(e)	$119	$—
Payables to affiliates (current)
Exelon(f)	$6	—
BSC(c)	32	—

Total payables to affiliates (current)	$38	—

Payables to affiliates (noncurrent)
ComEd decommissioning(g)	$1,793	$1,905
PECO decommissioning(g)	172	212

Total payables to affiliates (noncurrent)	$1,965	$2,117

Mark-to-market derivative liability with affiliate (current)
ComEd(h)	$89	$13
Mark-to-market derivative liability with affiliate (noncurrent)
ComEd(h)	$465	$443

(a)	Effective January 1, 2007, Generation has a supplier forward agreement with ComEd to provide up to 35% of ComEd’s electricity supply requirements.
(b)	Generation has a PPA with PECO, as amended, to provide the full energy requirements of PECO through 2010.
(c)

Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due to Generation are recovered through BSC.

(d)

Generation requires electricity for its own use at its generating stations. Generation purchases electricity and distribution and transmission services from PECO and only distribution and transmission services from ComEd for the delivery of electricity to its generating stations. See Note 13 — Commitments and Contingencies for further detail regarding the PPAs.

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

(g)

Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent nuclear decommissioning trust funds are greater than the underlying AROs at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 11 — Asset Retirement Obligations for additional information.

(h)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)

In 2007, ComEd began issuing credits to customers due to the Illinois settlement through rate relief programs. Generation is contributing to a portion of these credits and, therefore, is reimbursing ComEd. At March 31, 2008 and December 31, 2007, Generation had a $32 million and $43 million payable, respectively, to ComEd. The majority of the credits will be issued by the end of 2008. See Note 5 — Regulatory Issues for additional information.

(j)	Includes a payable to Exelon Ventures Company, LLC (Ventures) for the allocation of state tax benefits.

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2008	2007
Operating revenues from affiliates
Generation	$—	$1
ComEd Transitional Funding Trust	1	1

Total operating revenues from affiliates	$1	$2

Purchased power from affiliate
Generation(a)	$385	$380
Operating and maintenance from affiliates
BSC(b)	$43	$49
Interest expense to affiliates, net
ComEd Transitional Funding Trust	$4	$9
ComEd Financing II(c)	2	3
ComEd Financing III	3	3

Total interest expense to affiliates, net	$9	$15

Equity in losses of unconsolidated affiliates
ComEd Funding LLC	$2	$2
Capitalized costs
BSC(b)	$12	$17

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008	As of December 31, 2007
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$16	$15
PECO	1	2

Total receivables from affiliates (current)(d)	$17	$17

Mark-to-market derivative asset with affiliate (current)
Generation(e)	$89	$13
Investments in affiliates
ComEd Funding LLC(f)	$(13)	$(10)
ComEd Financing II(c)	—	10
ComEd Financing III	6	6

Total investments in affiliates(d)	$(7)	$6

Mark-to-market derivative asset with affiliate (noncurrent)
Generation(e)	$465	$443
Receivable from affiliates (noncurrent)
Generation(g)	$1,793	$1,905
Other	3	3

Total receivable from affiliates (noncurrent)	$1,796	$1,908

Payables to affiliates (current)
Generation(a)(h)	$23	$17
BSC(b)	25	26
ComEd Financing II(c)	—	6
ComEd Financing III	1	4
Other	1	2

Total payables to affiliates (current)	$50	$55

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$183	$274
ComEd Financing II(c)	—	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$389	$635

(a)

Starting January 2007, ComEd began procuring electricity from Generation under the supplier forward contract resulting from the reverse-auction procurement process. See Note 5 — Regulatory Issues for more information.

(b)

ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Beginning January 1, 2008, certain services previously provided by BSC are performed by ComEd.

(c)	ComEd Financing II was liquidated and dissolved upon repayment of the debt.
(d)	Receivables from affiliates are included in other current assets. Investments in affiliates are included in other noncurrent assets.
(e)	To fulfill a requirement of the Settlement, ComEd entered into a five-year financial swap with Generation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)

In the fourth quarter of 2008, ComEd expects to fully pay off its long-term debt obligations to the ComEd Transitional Funding Trust (which will retire outstanding transition bonds) and expects to receive its current receivable from the ComEd Transitional Funding Trust. Subsequently in 2008, ComEd Funding LLC expects to liquidate its investment in the ComEd Transitional Funding Trust and ComEd expects to liquidate its investment in ComEd Funding LLC.

(g)

ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers.

(h)

ComEd is issuing rate relief credits to customers as part of the Settlement Legislation. As of March 31, 2008, and December 31, 2007, ComEd had a $32 million and $43 million receivable, respectively, from Generation as Generation is funding a portion of the credits. See Note 5 — Regulatory Issues for additional information.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2008	2007
Operating revenues from affiliates
Generation(a)	$3	$2
PETT(b)	1	2

Total operating revenues from affiliates	$4	$4

Purchased power from affiliate
Generation(c)	$493	$480
Operating and maintenance from affiliates
BSC(d)	$22	$29
Generation	1	—

Total operating and maintenance from affiliates	$23	$29

Interest expense to affiliates, net
PETT	$29	$39
PECO Trust III	2	2
PECO Trust IV	1	1
Other	—	1

Total interest expense to affiliates, net	$32	$43

Equity in losses of unconsolidated affiliates
PETT	$3	$2
Capitalized costs
BSC(d)	$4	$9
Cash dividends paid to parent	$139	$155
Cash contributions received from parent	$71	$65

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008	As of December 31, 2007
Contributions to Exelon intercompany money pool(f)	$181	$—

Investments in affiliates
PETT	$43	$47
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investments in affiliates	$53	$57

Receivable from affiliate (noncurrent)
Generation decommissioning(e)	$172	$212
Payables to affiliates (current)
Generation(c)	$114	$121
BSC(d)	19	20
Exelon	1	1
PECO Trust III	2	1
PECO Trust IV	2	—
ComEd	1	2

Total payables to affiliates (current)	$139	$145

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$1,598	$1,733
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$1,782	$1,917

Shareholders’ equity — receivable from parent(g)	$713	$784

(a)	PECO provides energy to Generation for Generation’s own use primarily at its generation stations.
(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
(c)

PECO has entered into a PPA with Generation. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for more information regarding the PPA.

(d)

PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Beginning January 1, 2008, certain services previously provided by BSC are performed by PECO

(e)

PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers.

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and spent nuclear fuel obligation as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt (including amounts due within one year)	$11,904	$11,643	$10,520		$10,361
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT) (including amounts due within one year)	1,781	1,867	2,006		2,079
Long-term debt to other financing trusts	391	314	545		490
Spent nuclear fuel obligation	1,004	739	(a	)	(a	)

(a)

At December 31, 2007, the carrying value of Exelon’s and Generation’s spent nuclear fuel obligation was considered to approximate its fair value since, under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107), entities were permitted to value financial liabilities for which quoted market prices are not available using a settlement rate notion. With the adoption of SFAS No. 157 effective January 1, 2008, a transfer price (or exit price) notion is now required.

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligation as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt (including amounts due within one year)	$2,525	$2,545	$2,525		$2,531
Spent nuclear fuel obligation	1,004	739	(a	)	(a	)

(a)

At December 31, 2007, the carrying value of Exelon’s and Generation’s spent nuclear fuel obligation was considered to approximate its fair value since, under SFAS No. 107, entities were permitted to value financial liabilities for which quoted market prices are not available using a settlement rate notion. With the adoption of SFAS No. 157 effective January 1, 2008, a transfer price (or exit price) notion is now required.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,998	$4,914	$4,145	$4,126
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	183	186	274	277
Long-term debt to other financing trusts	206	148	361	317

PECO

The carrying amounts and fair values of PECO’s long-term debt as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,175	$2,089	$1,626	$1,606
Long-term debt to PETT (including amounts due within one year)	1,598	1,681	1,733	1,802
Long-term debt to other financing trusts	184	167	184	173

Fair values for long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. The carrying amount of Exelon’s and Generation’s spent nuclear fuel (SNF) obligation resulted from contracts with the Department of Energy (DOE) to provide for disposal of SNF from its nuclear generating stations. Exelon’s and Generation’s obligation to the DOE accrues at the 13-week Treasury rate and fair value was determined by comparing the carrying amount of the obligation at the 13-week Treasury rate to the present value of the obligation discounted using the prevailing Treasury rate for a long-term obligation expected to mature in 2018 (after being adjusted for Generation’s credit risk).

Adoption of SFAS No. 157

Effective January 1, 2008, the Registrants’ partially adopted SFAS No. 157, which primarily requires expanded disclosure for assets and liabilities recorded on the balance sheet at fair value. As permitted by FSP FAS 157-2, the Registrants have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and asset retirement obligations until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Registrants have the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities and exchange-based derivatives.

•

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchanged-based derivatives, mutual funds and fair-value hedges.

•

Level 3 — unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds.

Recurring Fair Value Measurements

Exelon

The following table presents assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Assets
Nuclear decommissioning trust fund investments	$1,791	$2,686	$1,877	$6,354	(a)
Rabbi trust investments	—	52	—	52	(b)
Total assets	$1,791	$2,738	$1,877	$6,406

Liabilities
Mark-to-market derivative net (liabilities) assets	$(6)	$(822)	$105	$(723	)(c)(d)
Deferred compensation	—	(115)	—	(115)
Servicing liability	—	—	(1)	(1)

Total liabilities	$(6)	$(937)	$104	$(839)

Total net assets	$1,785	$1,801	$1,981	$5,567

(a)

Excludes net assets of $157 million consisting of cash and cash equivalents, interest receivables and receivables related to pending securities sales net of payables related to pending securities purchases.

(b)	Excludes $37 million of the cash surrender value of life insurance investments.
(c)

Includes both current and noncurrent mark-to-market derivative liabilities and interest rate swaps, and is net of current and noncurrent mark-to-market derivative assets. In addition, the Level 3 balance does not include the current and noncurrent liability of $89 million and $465 million, respectively, related to the fair value of Generation’s financial swap contract with ComEd since, at Exelon, these fair value balances are eliminated upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)

Includes collateral postings received from and paid to counterparties. Collateral paid to counterparties, net of collateral received from counterparties, totaled $6 million and $461 million that are netted against Level 1 and Level 2 mark-to-market derivative net liabilities, respectively, as of March 31, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008:

(In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Servicing Liability	Total
Balance as of January 1, 2008	$2,019	$52		$(1)	$2,070
Total realized / unrealized (losses) gains
Included in net income	(75)	56	(a)	—	(19)
Included in other comprehensive income	—	(3	)(b)	—	(3)
Included in regulatory liabilities	(121)	—		—	(121)
Purchases, sales and issuances, net	54	—		—	54
Transfers in or out of Level 3	—	—		—	—
Balance as of March 31, 2008	$1,877	$105		$(1)	$1,981
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2008	$(65)	$66		$—	$1

(a)	Includes the reclassification of $10 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)	Excludes $98 million of changes in the fair value during 2008 of Generation’s financial swap contract with ComEd since, at Exelon, the fair value balances are eliminated upon consolidation.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2008	$12	$(30)	$74	$(75)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2008	$23	$(29)	$72	$(65)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The following table presents assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Assets
Nuclear decommissioning trust fund investments	$1,791	$2,686	$1,877	$6,354	(a)
Rabbi trust investments	—	4	—	4	(b)
Total assets	$1,791	$2,690	$1,877	$6,358

Liabilities
Mark-to-market derivative net liabilities	$(6)	$(833)	$(448)	$(1,287	)(c)(d)
Deferred compensation obligation	—	(31)	—	(31)

Total liabilities	$(6)	$(864)	$(448)	$(1,318)

Total net assets	$1,785	$1,826	$1,429	$5,040

(a)

Excludes net assets of $157 million consisting of cash and cash equivalents, interest receivables and receivables related to pending securities sales net of payables related to pending securities purchases.

(b)	Excludes $11 million of the cash surrender value of life insurance investments.
(c)

Includes both current and noncurrent mark-to-market derivative liabilities and is net of current and noncurrent mark-to-market derivative assets. In addition, the Level 3 balance includes the current and noncurrent liability of $89 million and $465 million, respectively, related to the fair value of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

(d)

Includes collateral postings received from and paid to counterparties. Collateral paid to counterparties, net of collateral received from counterparties, totaled $6 million and $461 million that are netted against Level 1 and Level 2 mark-to-market derivative net liabilities, respectively, as of March 31, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008:

(In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Total
Balance as of January 1, 2008	$2,019	$(403)		$1,616
Total unrealized / realized (losses) gains
Included in net income	(75)	56	(a)	(19)
Included in other comprehensive income	—	(101	)(b)	(101)
Included in noncurrent payables to affiliates	(121)	—		(121)
Purchases, sales, issuances and settlements, net	54	—		54
Transfers in or out of Level 3	—	—		—
Balance as of March 31, 2008	$1,877	$(448)		$1,429
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2008	$(65)	$66		$1

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes the reclassification of $10 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)	Includes $98 million of changes in the fair value during 2008 of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total (losses) gains included in net income for the three months ended March 31, 2008.	$12	$(30)	$74	$(75)
Change in the unrealized (losses) gains relating to assets and liabilities held as of March 31, 2008	$23	$(29)	$72	$(65)

ComEd

The following table presents assets measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

(In millions)	Level 1	Level 2	Level 3(a)	Balance as of March 31, 2008
Assets
Mark-to-market derivative assets	$—	$—	$554	$554
Rabbi trust investments	—	39	—	39 (b)
Total assets	$—	$39	$554	$593

Liabilities
Deferred compensation obligation	$—	$(9)	$—	$(9)

Total liabilities	$—	$(9)	$—	$(9)

Total net assets	$—	$30	$554	$584

(a)

The Level 3 balance is comprised of the current and noncurrent asset of $89 million and $465 million, respectively, related to the fair value of ComEd’s financial swap contract with Generation which, at Exelon, are eliminated upon consolidation.

(b)	Excludes $2 million of the cash surrender value of life insurance investments.

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2008:

(In millions)	Mark-to-market derivatives
Balance as of January 1, 2008	$456
Total unrealized / realized gains (losses) included in regulatory liabilities	98
Balance as of March 31, 2008	$554

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, no realized or unrealized gains (losses) were included in income for the Level 3 mark-to-market derivative asset measured at fair value on a recurring basis during the three months ended March 31, 2008.

PECO

The following table presents assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Assets
Rabbi trust investments	$—	$7	$—	$7
Total assets	$—	$7	$—	$7

Liabilities
Deferred compensation obligation	$—	$(33)	$—	$(33)
Servicing liability	—	—	(1)	(1)

Total liabilities	$—	$(33)	$(1)	$(34)

Total net assets	$—	$(26)	$(1)	$(27)

There was no activity related to the servicing liability which occurred during the three months ended March 31, 2008.

Valuation Techniques Used to Determine Fair Value

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation).    The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations. The nuclear decommissioning trust fund investments hold debt and equity securities directly and equity securities indirectly through commingled funds. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. In addition, U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. Commingled funds, which are analogous to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The objectives of the commingled funds in which Exelon and Generation invest seek to track the performance of specific equity indices, specifically the S&P 500, the Russell 3000 and the Morgan Stanley Capital International EAFE indices, by purchasing equity securities to replicate the capitalization and characteristics of the indices. The fair value of commingled funds are based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares in the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3. See “Fair Value Option for Financial Assets and Liabilities” in Note 11 — Asset Retirement Obligations for further discussion on the nuclear decommissioning trust fund investments.

Rabbi Trust Investments (Exelon, Generation, ComEd and PECO).    The Registrants’ rabbi trust investments were established to hold assets related to deferred compensation plans existing for certain members of Exelon’s executive management and directors. The Registrants’ rabbi trust investments are included in investments in the Registrants’ Consolidated Balance Sheets. The rabbi trust investments shown in the fair value table are comprised of mutual funds. The fair value of the shares of the mutual funds is based on observable market prices. However, since the shares of the mutual funds are not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy.

Mark-to-Market Derivatives (Exelon, Generation and ComEd).    Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based derivatives are valued using price quotations available through brokers or over-the-counter, on-line exchanges and, are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices, are obtained from sources that Generation believes provide the most liquid market for the commodity, and are reviewed by Generation to ensure the prices are observable. The remainder of non-exchange-based derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For non-exchange-based derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs are generally observable. Such instruments are categorized in Level 2. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, such as the financial swap contract between Generation and ComEd, model inputs generally would include both observable and unobservable inputs. Such instruments are categorized in Level 3.

Exelon may utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy.

See Note 8 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

Deferred Compensation Obligations (Exelon, Generation, ComEd and PECO).    The Registrants’ deferred compensation plans allow participants to defer certain cash compensation into a notional investment account. The Registrants include such plans in other current and noncurrent liabilities in their Consolidated Balance Sheets. The value of the Registrants’ deferred compensation obligations is based on the market value of the participants’ notional investment accounts. The notional investments are comprised primarily of mutual funds, which are based on observable market prices. However, since the mutual funds are not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicing Liability (Exelon and PECO).    PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. A servicing liability was recorded for the agreement, which has a five-year term and was most recently renewed in 2005, in accordance with FASB Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156). The servicing liability is included in other noncurrent liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability has been determined using internal estimates based on provisions in the agreement, which are categorized as Level 3 inputs in the fair value hierarchy.

18.     Subsequent Events (Exelon and PECO)

On April 3, 2008, PECO retired $50 million of First and Refunding Mortgage Bonds, variable rate, due December 1, 2012 with the remaining proceeds from the issuance of the March 5, 2008 First and Refunding Mortgage Bonds, 4.0%, due December 1, 2012.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions except per share data, unless otherwise noted)

General

Exelon is a utility services holding company. It operates through subsidiaries in the following operating segments:

•	Generation, whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•	ComEd, whose business consists of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in northern Illinois, including the City of Chicago.

•

PECO, whose business consists of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services in Pennsylvania in the counties surrounding the City of Philadelphia.

See Note 15 of the Combined Notes to Consolidated Financial Statements for segment information.

Exelon’s corporate operations, some of which are performed through its business services subsidiary, Exelon Business Services Company, LLC (BSC), provide Exelon’s business segments with a variety of support services at cost. The costs of these services are directly charged or allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

EXELON CORPORATION

Executive Overview

Financial Results.    Exelon’s net income was $581 million for the three months ended March 31, 2008 as compared to $691 million for the three months ended March 31, 2007 and diluted earnings per average common share were $0.88 for the three months ended March 31, 2008 as compared to $1.02 for the three months ended March 31, 2007.

The decrease for the three months ended March 31, 2008 was primarily due to the following:

•	the impact of the Illinois settlement agreement reached in 2007 (Settlement). See Note 5 of the Combined Notes to Consolidated Financial Statements for further information;

•	decreased nuclear output at Generation reflecting increased refueling and non-refueling outage days;

•	the impact of a favorable PJM Interconnection, LLC (PJM) billing settlement with PPL Electric (PPL) in 2007;

•	unfavorable weather conditions in the PECO service territory;

•	increased planned nuclear refueling outage costs;

•	realized losses associated with Generation’s nuclear decommissioning trust fund investments due to the execution of a tax-planning strategy;

•	unrealized losses associated with Generation’s nuclear decommissioning trust fund investments;

•	a gain on Generation’s sale of investments during the first quarter of 2007;

•	income associated with Exelon’s investments in synthetic fuel-producing facilities, including the impact of mark-to-market gains (losses) associated with the related derivatives in 2007;

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO;

•	increased allowance for uncollectible accounts expense at PECO;

•	nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas;

•	higher other operating and maintenance expenses, including wage-related inflation; and

•	a favorable settlement of a tax matter at Generation related to Sithe Energies, Inc. (Sithe) in 2007.

The factors driving the overall decrease in net income for the three months ended March 31, 2008 were partially offset by the following:

•	unrealized mark-to-market gains on contracts not yet settled;

•

increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the Federal Energy Regulatory Commission (FERC) approved formula rate;

•	the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase in Illinois effective January 2, 2007;

•	increased electric delivery volume, excluding the effects of weather, at ComEd and PECO;

•	contractual increase in prices associated with Generation’s power purchase agreement (PPA) with PECO, which took effect in mid-January 2007;

•	favorable weather conditions in the ComEd service territory; and

•	the favorable impact of state income tax anticipated settlements and the effects of changes in income mix.

Financing Activities.    During the three months ended March 31, 2008, Exelon met its capital resource requirements primarily with internally generated cash as well as funds from external sources, including the capital markets and through bank borrowings. During the three months ended March 31, 2008, ComEd and PECO issued $1,150 million and $650 million, respectively, of long-term fixed rate debt and retired $542 million and $235 million, respectively, of long-term debt.

On February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under an accelerated share repurchase program. See Note 12 of the Combined Notes to Consolidated Financial Statements for further information.

Regulatory and Environmental Developments.    The following significant regulatory and environmental developments occurred during the three months ended March 31, 2008. See Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements for further information.

•

Delivery Service Rate Case — On October 17, 2007, ComEd filed a request with the ICC seeking approval of a formula rate model and to increase its delivery service rates to reflect its continued investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was generally based on a 2006 test year, would increase an average residential customer bill by approximately 7.7%. ICC proceedings relating to the proposed delivery service rates will take place over a period of up to eleven months. On March 12, 2008, ComEd filed rebuttal testimony that supported an adjusted revenue requirement increase of approximately $355 million. Various interveners and the ICC staff have filed testimony challenging the amount of the rate increase. The ICC staff’s testimony indicated that ComEd’s rate increase after agreeing to the stipulation described below should be approximately $269 million on an annual basis. Various interveners and the ICC staff have suggested positions in the rate case which, if approved by the ICC, could lead to write-offs which could be material to ComEd’s results of operations. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, when any rate increase may go into effect, or whether any rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect.

On April 10, 2008, ComEd and the ICC Staff reached a stipulation covering portions of contested issues in the delivery service rate case as well as the original cost audit (see Note 5 of the Combined Notes to Consolidated Financial Statements for details). The stipulation, which is conditioned upon approval by the ICC, would require ComEd to incur a charge of approximately $20 million (pre-tax) related to various items identified in the original cost audit. The ICC Staff agreed to various positions in the current delivery services rate case related to ComEd’s 2008 capital additions, which had the result of increasing the ICC Staff’s suggested revenue requirement from approximately $112 million to $269 million. The stipulation does not preclude other parties to the rate case or to any future original cost audit proceeding to take positions contrary to the stipulation. On April 21, 2008, ComEd filed its surrebuttal testimony, which concurred with the stipulation and reflected the impacts on the revenue requirement which, along with other adjustments, would result in an increase of approximately $314 million if approved by the ICC. If approved by the ICC Staff, ComEd anticipates it would incur the $20 million charge during the third quarter 2008.

•

Transmission Rate Case — On March 1, 2007, ComEd filed a request with FERC, seeking approval to increase the rate ComEd receives for transmission services. ComEd also requested incentive rate treatment for certain transmission projects. On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached on the case that had been announced by the settlement judge to FERC in September 2007. The settlement agreement is a comprehensive resolution of all issues in the proceeding, other than ComEd’s pending request for rehearing on incentive returns on new investment. The settlement agreement resulted in an annual transmission network service revenue requirement increase of approximately $93 million. FERC approved the settlement on January 16, 2008. On January 18, 2008, FERC issued an order on rehearing that allowed a 1.5% adder to return on equity for ComEd’s largest transmission project and authorized the inclusion of 100% of construction work in progress in rate base for that project but rejected incentive treatment for any other project ComEd has pending. On February 19, 2008, several parties filed a petition for rehearing of FERC’s January 18 order. FERC has not yet ruled on this request.

During the three months ended March 31, 2008, ComEd recognized the effects of the FERC Orders approving the settlement and the incentive treatment of the transmission project as well as the estimated first-year formula rate true up. As a result, ComEd’s regulatory asset for the transmission formula rate true-up increased by approximately $19 million (pre-tax), partially offset by a reversal of $8 million (pre-tax) of previously recognized allowance for funds used during construction (AFUDC).

•

Gas Distribution Rate Case — On March 31, 2008, PECO filed a petition before the Pennsylvania Public Utility Commission (PAPUC) for a $98.3 million increase to its delivery service revenue to fund critical infrastructure improvement projects that will ensure the safety and reliability of the natural gas delivery system. If approved as requested, the new gas delivery rates would take effect no later than January 2009. The results of the rate case are expected to be known in the fourth quarter of 2008. PECO cannot predict how much of the requested increase the PAPUC will approve.

•

PECO AEPS Filing — On December 20, 2007, the PAPUC approved PECO’s request to acquire and bank up to 450,000 non-solar Tier I AECs (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the Alternative Energy Portfolio Standards Act (AEPS Act) following the completion of its transition period. Bids were received on March 13, 2008. On March 14, 2008, PECO’s third-party monitor report was submitted to the PAPUC for approval. The PAPUC issued a letter on March 19, 2008, stating that while PECO had conducted the request for proposal (RFP) in accordance with the PAPUC approved process, the PAPUC required additional information. On March 21, 2008, the PAPUC rejected the bids PECO received for AECs. The bidders sought reconsideration on April 7, 2008. PECO is planning to issue its second RFP later in 2008.

Outlook for 2008 and Beyond.

Exelon’s future financial results will be affected by a number of factors, including the following:

•

The legislation reflecting the agreement that ComEd and other generators and utilities in Illinois reached with various representatives from the State of Illinois (Settlement Legislation) is expected to provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers with less risk that rate freeze or other harmful legislation will be pursued in the near term. The Settlement Legislation established a new competitive procurement model to be developed by the IPA, by which ComEd will procure its energy supply. ComEd has stabilized a portion of its costs of procurement pursuant to a five-year financial swap contract with Generation. ComEd will be allowed to fully recover the costs of procuring energy, capacity and ancillary services, including the impacts of the financial swap contract, in its rates. In the event that legislation is enacted in the Illinois General Assembly prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax, the Settlement Legislation permits ComEd and Generation, as contributors to certain rate relief programs, to terminate their funding commitments to such programs and recover any undisbursed funds set aside for rate relief.

•

PECO is subject to caps on its generation rates through December 31, 2010. PECO’s electric transmission and distribution rates will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so. PECO is or will be involved in proceedings involving annual changes in its electric and gas universal service fund cost charges, its electric CTC/intangible transition charge reconciliation mechanism, its purchased gas cost rate, and its every five-year nuclear decommissioning cost adjustment clause mechanism, all of which relate to PECO’s recovery of the applicable costs.

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

•

Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Generation currently procures uranium concentrates through long-term contracts. Approximately 60% of requirements from 2008 through 2012 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.

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

•

Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as other companies in many business sectors, including utilities, are considering ways to address the climate change issue. Mandatory programs to reduce greenhouse gas (GHG) emissions are likely to evolve in the future. If these plans become effective, Exelon may incur costs to either further limit the GHG emissions from its operations or in procuring emission allowance credits. However, Exelon may benefit from stricter emission standards due to its significant nuclear capacity, which is not anticipated to be adversely affected by the proposed emission standards. On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. EPA (EPA) holding that carbon dioxide (CO2) and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act.

The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule, and Federal or state legislation. On March 27, 2008, the EPA Administrator advised congressional leadership that the EPA would issue an Advanced Notice of Proposed Rulemaking later in the year relating to the potential regulation of GHG’s as air pollutants under the Clean Air Act. On May 6, 2005, Exelon announced that it had established a voluntary goal to reduce its GHG emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Additionally, in February 2008, Exelon announced a corporate-wide effort to develop a broader, long-term Low Carbon Energy Strategy that incorporates the work completed to date on the voluntary reduction goal. Exelon’s working goal for this effort is to reduce, displace or offset the equivalent of its current total GHG emissions by the end of 2020 (representing a decrease of approximately 15 million metric tons CO2-equivalent based on a 2001 baseline). Management does not anticipate implementing any initiative to achieve the strategy that would have a material adverse impact on Exelon’s future competitive position, results of operations, earnings, cash flows and financial positions.

•

Exelon anticipates that it will be subject to the ongoing pressures of rising operating expenses due to increases in costs, such as medical benefits and rising payroll costs due to inflation. Also, Exelon will continue to incur significant capital costs associated with its commitment to produce and deliver energy reliably to its customers. Increasing capital costs may include the price of uranium, which fuels the nuclear facilities, and continued capital investment in Exelon’s aging distribution infrastructure and generating facilities. Exelon is determined to operate its businesses responsibly and to manage appropriately its operating and capital costs while serving its customers and producing value for its shareholders.

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking results of operations, cash flow and financial risk into account. On September 29, 2006, Generation notified the NRC that Generation will begin the application process for a combined Construction and Operating License (COL) that would allow for the possible construction of a new nuclear plant in Texas. The filing of the letter with the NRC launched a process that preserves for Exelon and Generation the option to develop a new nuclear plant in Texas without immediately committing to the full project. In order to continue preserving and assessing this option, Exelon and Generation have approved expenditures on the project of up to $100 million, which includes fees and costs related to the COL, reservation payments and other costs for long-lead components of the project, and other site evaluation and development costs. Amounts spent on the project to date have been expensed. The development phase of the project is expected to extend into 2009, and funding beyond the $100 million commitment would be subject to extensive analysis. Generation has not made a decision to build a new nuclear plant at this time. Among the various conditions that must be resolved before any formal decision to build is made are a workable solution to spent nuclear fuel disposal, broad public acceptance of a new nuclear plant and assurances that a new plant using the new technology can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, production and other potential tax credits, and other key economic factors. Generation expects to submit the COL application to the NRC in 2008.

•

On December 11, 2007, Generation announced that it will seek to accelerate the decommissioning of its Zion Station in Illinois more than a decade earlier than originally planned. Generation has contracted with EnergySolutions, Inc. to dismantle the nuclear plant, which closed in 1998. Completion of the arrangement is subject to the satisfaction of a number of closing conditions, including the receipt of a private letter ruling from the Internal Revenue Service (IRS). Additionally, the NRC must approve the arrangement, and this decision is not expected before the second half of 2008. Upon approval, the Zion Station’s licenses and decommissioning funds would be transferred to EnergySolutions, Inc. The decommissioning of Zion Station by EnergySolutions, Inc. under the aforementioned arrangement is not expected to have a significant economic impact on Generation.

•

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule implementing Section 316(b) of the Clean Water Act. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. The Second Circuit Court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements.

On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties and will review one significant aspect of the Second Circuit Court’s opinion – whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. It is expected that the U.S. Supreme Court will hear the appeal before the end of 2008, with a decision in 2009. Should the U.S. Supreme Court find that the EPA can utilize the cost-benefit compliance option, this would provide the utility industry with flexible and cost-effective alternatives. Due to the regulatory and litigation uncertainties, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, cash flows and financial position. If the final rule, or interim state requirements under best professional judgment, has performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then there could be a material impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, cash flows and financial positions.

•

The final default service regulations became effective in Pennsylvania on September 15, 2007. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Electric distribution companies, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010.

•

In Pennsylvania and other states where retail electric rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on retail customers. Such transition periods have ended for six Pennsylvania electric distribution companies and, in some instances, post-transition electricity price increases occurred. In response to concerns about post-transition rate increases in Pennsylvania, several measures have been either proposed or contemplated by various stakeholders. Certain legislators, for example, have suggested an extension of rate caps. Other measures previously proposed by the Pennsylvania Governor as part of his Energy Independence Strategy included, among other things: a phase-in of increased generation rates after expiration of rate caps; installation of smart metering technology; permission for electric distribution companies to enter into long-term contracts with large industrial customers; creation of a fee on electric consumption that would help fund an $850 million Energy Independence Fund designed to spur the development of a biofuels industry in the state as well as to promote the advancement of energy efficiency and renewable energy initiatives; a requirement for electric distribution companies, such as PECO, to procure electricity for their default-service customers after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power; and permission for distribution companies to enter into long-term procurement contracts to support the construction of new generation. As of March 31, 2008, no portion of the Governor’s environmental agenda has been enacted into law. PECO cannot predict what measures, if any, will be introduced in the state legislature or become law in Pennsylvania, nor the disposition of measures in the Pennsylvania Governor’s Energy Independence Strategy. However, any legislation that requires PECO to sell electricity, beginning in 2011, at prices that are below PECO’s cost to procure and deliver electricity to customers or other legislation that would freeze rates or extend the rate cap beyond 2010 could have a material adverse impact on Exelon’s and PECO’s results of operations, cash flows and financial positions.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2007 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At March 31, 2008, the Registrants’ critical accounting policies and estimates did not change significantly from December 31, 2007, except for the elimination of the critical accounting policy and estimate “Asset Impairments — Investments” as it is no longer applicable to the Registrants due to the adoption of SFAS No. 159 in 2008. See Notes 3 and 11 of the Combined Notes to Consolidated Financial Statements for further detail.

New Accounting Pronouncements

See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

	Three Months Ended March 31		Favorable (Unfavorable) Variance
Exelon Corporation	2008	2007
Operating revenues	$4,517	$4,829	$(312)
Operating expenses
Purchased power and fuel expense	1,610	2,015	405
Operating and maintenance expense	1,193	1,058	(135)
Depreciation and amortization	398	369	(29)
Taxes other than income	193	196	3

Total operating expenses	3,394	3,638	244

Operating income	1,123	1,191	(68)

Other income and deductions
Interest expense	(180)	(156)	(24)
Interest expense to affiliates, net	(41)	(57)	16
Equity in losses of unconsolidated affiliates and investments	(5)	(26)	21
Other, net	(58)	63	(121)

Total other income and deductions	(284)	(176)	(108)

Income from continuing operations before income taxes	839	1,015	(176)
Income taxes	258	334	76

Income from continuing operations	581	681	(100)
Income from discontinued operations, net of income taxes	—	10	(10)

Net income	$581	$691	$(110)

Diluted earnings per share	$0.88	$1.02	$(0.14)

Net Income.    Exelon’s net income for the three months ended March 31, 2008 decreased due to the impact of the Settlement; lower nuclear output at Generation; a favorable PJM billing settlement with PPL in 2007; unfavorable weather conditions in the PECO service territory; increased planned nuclear refueling outage costs; realized and unrealized losses associated with Generation’s nuclear decommissioning trust fund investments; a gain on Generation’s sale of investments in 2007; income associated with investments in synthetic fuel-producing facilities in 2007; increased depreciation and amortization expense, primarily related to CTC amortization at PECO; increased allowance for uncollectible accounts expense at PECO; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; higher operating and maintenance expenses, including wage-related inflation; and a favorable settlement of a tax matter at Generation related to Sithe in 2007. These decreases were partially offset by unrealized mark-to-market gains on contracts not yet settled; increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the FERC approved formula rate; the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase in Illinois effective January 2, 2007; increased electric delivery volume, excluding the effects of weather, at ComEd and PECO; contractual increase in prices associated with Generation’s PPA with PECO in 2007; favorable weather conditions in the ComEd service territory; and the favorable impact of state income tax anticipated settlements and the effects of changes in income mix.

Operating Revenues.    Operating revenues decreased due to the impact of the Settlement; lower nuclear output at Generation; more non-residential customers at ComEd electing to purchase electricity from a competitive electric generation supplier; the expiration of certain wholesale contracts at ComEd; and unfavorable weather conditions in the PECO service territory. These decreases were partially offset by increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the FERC approved formula rate; the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase in Illinois effective January 2, 2007; increased electric delivery volume, excluding the effects of weather, at ComEd and PECO; favorable weather conditions in the ComEd service territory; and a contractual increase in prices associated with Generation’s PPA with PECO in 2007.

Purchased Power and Fuel Expense.    Purchased power and fuel expense decreased due to unrealized mark-to-market gains on contracts not yet settled; lower purchased power volumes at Generation; more non-residential customers at ComEd electing to purchase electricity from a competitive electric generation supplier; the expiration of certain wholesale contracts at ComEd; and a favorable settlement reached in 2008 related to a uranium supply agreement. This decrease was partially offset by a favorable PJM billing settlement with PPL in 2007 and a contractual increase in prices associated with Generation’s PPA with PECO in 2007. Purchased power represented 14% of Generation’s total supply for both the three months ended March 31, 2008 versus 18% for the three months ended March 31, 2007. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to increased planned nuclear refueling outage costs, increased allowance for uncollectible accounts expense at ComEd and PECO, nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas and wage-related inflation. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO.

Taxes Other Than Income.    Taxes other than income decreased primarily due to an Illinois distribution tax refund received in 2008 and the amortization of a regulatory liability that was established in connection with the Pennsylvania Public Utility Realty Tax Act (PURTA) property tax settlement in 2007.

Other Income and Deductions.    The change in other income and deductions reflects realized and unrealized losses associated with Generation’s nuclear decommissioning trust fund investments, a gain related to the sale of Generation’s ownership interest in TEG and TEP in 2007, income associated with investments in synthetic fuel-producing facilities in 2007 and interest income related to the favorable PJM billing settlement with PPL in 2007.

Effective Income Tax Rate.    Exelon’s effective income tax rate from continuing operations for the three months ended March 31, 2008 was 30.8% as compared to 32.9% for the three months ended March 31, 2007. The decrease in the effective tax rate was primarily attributable to a tax benefit on unrealized losses recorded at Generation in the first quarter of 2008 resulting in a decrease of 3.9% and state income tax benefits resulting in a decrease of 2.9%, partially offset by an increase of 4.6% due to the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007. The tax benefit on the unrealized losses discussed above was recorded at a higher statutory tax rate than Exelon’s remaining income from continuing operations. The statutory tax rate was applied to these unrealized losses generated in the three months ended March 31, 2008 because the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate.

Discontinued Operations.    During the three months ended March 31, 2007, Exelon’s Consolidated Statement of Income and Comprehensive Income included $5 million (after-tax) of income from discontinued operations related to a favorable legal settlement at Enterprises and $5 million (after-tax) of income from discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended March 31, 2008 compared to the same period in 2007 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$439	$555	$(116)
ComEd	41	5	36
PECO	97	128	(31)
Other(a)	4	(7)	11

Total	$581	$681	$(100)

(a)	Other primarily includes corporate operations, BSC and intersegment eliminations.

Net Income (Loss) by Business Segment

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$438	$560	$(122)
ComEd	41	5	36
PECO	97	128	(31)
Other(a)	5	(2)	7

Total	$581	$691	$(110)

(a)	Other primarily includes corporate operations, BSC and intersegment eliminations.

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$2,482	$2,703	$(221)
Operating expenses
Purchased power and fuel	835	1,065	230
Operating and maintenance	785	639	(146)
Depreciation and amortization	70	67	(3)
Taxes other than income	53	41	(12)

Total operating expenses	1,743	1,812	69

Operating income	739	891	(152)

Other income and deductions
Interest expense	(36)	(35)	(1)
Equity in earnings (losses) of investments	—	2	(2)
Other, net	(64)	32	(96)

Total other income and deductions	(100)	(1)	(99)

Income from continuing operations before income taxes	639	890	(251)
Income taxes	200	335	135

Income from continuing operations	439	555	(116)
Income (loss) from discontinued operations, net of income taxes	(1)	5	(6)

Net income	$438	$560	$(122)

Net Income.    Generation’s net income for the three months ended March 31, 2008 decreased as compared to the same period in 2007 primarily due to lower nuclear generation and increased operating and maintenance expense, both primarily resulting from increased refueling and non-refueling outages, costs incurred in conjunction with the Settlement, realized and unrealized investment losses associated with nuclear decommissioning trust funds, costs related to the new nuclear project development and a 2007 gain related to the sale of investments. The decrease in net income was partially offset by higher mark-to-market gains from economic hedging activities, higher average margins on energy sales and a gain related to a non-performance claim for a uranium supply agreement.

Operating Revenues.    For the three months ended March 31, 2008 and 2007, Generation’s sales were as follows:

	Three Months Ended March 31,
Revenue	2008	2007	Variance	% Change
Electric sales to affiliates	$879	$860	$19	2.2%
Wholesale and retail electric sales	1,450	1,636	(186)	(11.4)%

Total electric sales revenue	2,329	2,496	(167)	(6.7)%
Retail gas sales	189	182	7	3.8%
Trading portfolio	21	1	20	n.m.
Other operating revenue(a)	(57)	24	(81)	(337.5)%

Total operating revenue	$2,482	$2,703	$(221)	(8.2)%

(a)

Includes amounts incurred for the Settlement, revenues relating to fossil fuel sales and decommissioning revenue from PECO during 2008. Includes revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO during 2007.

n.m.	Not meaningful.

	Three Months Ended March 31,		Variance	% Change
Sales (in gigawatt hours (GWhs)(a))	2008	2007
Electric sales to affiliates	16,204	16,205	(1)	n.m.
Wholesale and retail electric sales	25,370	30,829	(5,459)	(17.7)%

Total electric sales	41,574	47,034	(5,460)	(11.6)%

(a)	One Gwh is the equivalent of one million kilowatt hours (kWhs)
n.m.	Not meaningful.

Trading volumes of 1,862 GWhs and 5,101 GWhs for the three months ended March 31, 2008 and 2007, respectively, are not included in the table above.

Electric sales to affiliates.    The changes in Generation’s electric sales to affiliates for the three months ended March 31, 2008 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (Decrease)
ComEd	$(6)	$11	$5
PECO	22	(8)	14

Total	$16	$3	$19

In the ComEd territories, the volume increase was primarily due to favorable weather conditions. In the PECO territories, the price increase was primarily due to the last scheduled rate increase under the PPA, which took effect in mid-January 2007. This increase was partially offset by a decrease in volumes primarily due to unfavorable weather conditions.

Wholesale and retail electric sales.    The decrease in Generation’s wholesale and retail electric sales for the three months ended March 31, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Volume	$(290)
Price	104

Decrease in wholesale and retail electric sales	$(186)

The decrease was primarily the result of lower volumes of generation sold to the market, due to decreased nuclear generation as the result of refueling and non-refueling outage days, partially mitigated by an overall increase in market prices.

Retail gas sales.    Retail gas sales increased $7 million for the three months ended March 31, 2008, as compared to the same period in 2007, which was due to increased volumes as a result of higher demand.

Other revenue.    The decrease in other revenues for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to amounts recorded related to the Settlement.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

	Three Months Ended March 31,		Variance	% Change
Supply Source (in GWhs)	2008	2007
Nuclear generation(a)	32,935	35,357	(2,422)	(6.9)%
Purchases — economic hedge portfolio	5,827	8,683	(2,856)	(32.9)%
Fossil and hydroelectric generation	2,812	2,994	(182)	(6.1)%

Total supply	41,574	47,034	(5,460)	(11.6)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2008 compared to the same period in 2007. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs	$189	$(166)	$23
Generation costs	(63)	(18)	(81)
Fuel resale costs	(1)	7	6
Mark-to-market	n.m.	n.m.	(178)

Decrease in purchased power and fuel expense			$(230)

n.m.	Not meaningful

Purchased Power Costs.    Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had lower purchased power volumes primarily due to market conditions that resulted in decreased purchases from contracted units as well as decreases due to the termination of the Stateline PPA in October 2007. In addition, Generation incurred overall higher prices for purchased power. Further, Generation’s purchased power cost increased $28 million due to the favorable PJM billing dispute settlement with PPL in the first quarter of 2007.

Generation Costs.    Generation costs include fuel cost for internally generated energy. Generation experienced overall lower generation costs for the three months ended March 31, 2008, as compared to the same period in 2007 due to decreased realized prices and lower volumes. Additionally, Generation recorded a gain of approximately $14 million related to a non-performance claim for a uranium supply agreement.

Fuel Resale Costs.    Fuel resale costs include retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the three months ended March 31, 2008 as compared to the same period in 2007 consisted of overall lower prices resulting in a decrease of $1 million. Additionally, demand was higher resulting in a volume increase of $7 million.

Mark-to-market.    Mark-to-market losses on power hedging activities were $101 million for the three months ended March 31, 2008 compared to losses of $161 million for the same period in 2007. Mark-to-market gains on fuel hedging activities were $164 million for the three months ended March 31, 2008 compared to gains of $46 million for the same period in 2007. See Note 17 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with Level 3 mark-to-market derivatives under SFAS No. 157.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the three months ended March 31, 2008, as compared with the same period in 2007. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

	Three Months Ended March 31,		% Change
($/MWh)	2008	2007
Average electric revenue
Electric sales to affiliates	$54.22	$53.07	2.2%
Wholesale and retail electric sales	57.19	53.07	7.7%
Total — excluding the trading portfolio	56.02	53.07	5.6%
Average electric supply cost (a) — excluding the proprietary trading portfolio	15.72	18.90	(16.8)%
Average margin — excluding the proprietary trading portfolio	40.30	34.17	18.0%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the three months ended March 31, 2008, as compared with the same period in 2007, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2008	2007
Nuclear fleet capacity factor(a)	89.0%	96.4%
Nuclear fleet production cost per MWh(a)	$18.37	$14.27

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor decreased primarily due to more planned refueling outage days as well as an increase in non-refueling outage days during the three months ended March 31, 2008 compared to the same period in 2007. For the three months ended March 31, 2008 and 2007, refueling outage days totaled 104 and 40, respectively, while non-refueling outage days totaled 26 and 1, respectively. The lower number of net MWh’s generated and the higher outage inspection and maintenance costs associated with the higher number of planned refueling outage days resulted in a higher production cost per MWh for the three months ended March 31, 2008 as compared to the same period in 2007.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended March 31, 2008 compared to the same period in 2007 consisted of the following:

Increase
Nuclear refueling outage costs including the co-owned Salem plant	$70
Decommissioning-related activities	46
Contractor costs	18
New nuclear project development costs	9
Other	3

Increase in operating and maintenance expense	$146

•

A $70 million increase in nuclear refueling outage costs was associated with the increased planned refueling outage days during the three months ended March 31, 2008 as compared to the same period in 2007.

•

The $46 million increase in decommissioning-related activities was primarily related to the contractual elimination of trust-level taxes driven by the realized and unrealized losses on the nuclear decommissioning trust fund investments associated with the former ComEd and former PECO units.

•

The $18 million increase in contractor expense was primarily related to non-outage contracting and services maintenance work at the nuclear plants and staff augmentation and maintenance work at the fossil and hydroelectric plants.

•

The $9 million increase in new nuclear project development costs was due to costs incurred for the evaluation and development of a new nuclear generating facility in Texas, including fees and costs related to the COL and other site evaluation and development costs.

Taxes Other Than Income.    The increase in taxes other than income for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to increased property taxes, payroll taxes and sales and use taxes.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended March 31, 2008 compared to the same period in 2007 was relatively unchanged.

Interest Expense.    Interest expense for the three months ended March 31, 2008 compared to the same period in 2007 was relatively unchanged.

Other, Net.    The decrease in other, net primarily reflects higher net unrealized losses on the nuclear decommissioning trust funds due to adverse financial market conditions experienced during the three months ended March 31, 2008 as compared to the same period in 2007 as well as due to higher realized losses on the trust funds due to the execution of a tax planning strategy during the three months ended March 31, 2008. In addition, the decrease in other, net also reflects the recognition of a gain on sale of investments during the first quarter of 2007.

Effective Income Tax Rate.    Generation’s effective income tax rate from continuing operations for the three months ended March 31, 2008 was 31.3% as compared to 37.7% for the three months ended March 31, 2007. Generation’s effective tax rate decreased by 5.0% as a result of recording a tax benefit in the first quarter of 2008 on unrealized losses in its nuclear decommissioning fund investments. The tax benefit on the unrealized losses discussed above was recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these unrealized losses generated in the three months ended March 31, 2008 because the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate. In addition, Generation’s effective rate decreased by an additional 1.4% primarily as a result of recording state income tax benefits.

Discontinued Operations.    On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc (Sithe). Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations and Comprehensive Income. There was no significant activity related to the discontinued operations for Sithe during the three months ended March 31, 2008. For the three months ended March 31, 2007, Generation’s Consolidated Statement of Income and Comprehensive Income included $5 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$1,440	$1,490	$(50)
Purchased power	841	968	127

Revenue net of purchased power	599	522	77

Other operating expenses
Operating and maintenance	249	244	(5)
Depreciation and amortization	111	107	(4)
Taxes other than income	69	80	11

Total other operating expenses	429	431	2

Operating income	170	91	79

Other income and deductions
Interest expense, net	(105)	(83)	(22)
Equity in losses of unconsolidated affiliates	(2)	(2)	—
Other, net	4	2	2

Total other income and deductions	(103)	(83)	(20)

Income before income taxes	67	8	59
Income taxes	26	3	(23)

Net income	$41	$5	$36

Net Income.    As more fully described below, ComEd’s net income for the three months ended March 31, 2008 compared to the same period in 2007 reflects higher revenue net of purchased power expense, primarily driven by higher transmission rates effective May 1, 2007, favorable weather, and the one-day impact of lower retail rates for January 1, 2007 before the expiration of the rate freeze and implementation of the rate increase on January 2, 2007. Also contributing to the increase was a refund of Illinois Distribution Tax received in 2008, offset by higher interest expense.

Operating Revenues and Purchased Power Expense.    ComEd evaluates its operating performance using the measure of revenue net of purchased power. ComEd believes revenue net of purchased power is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. In general, effective January 2, 2007, ComEd only earns margin based on the delivery and transmission of electricity. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power for the three months ended March 31, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Energy and customer choice	$(89)	$(99)	$10
Transmission	40	—	40
Volume — delivery	6	n/a	6
Weather — delivery	11	n/a	11
Wholesale contracts	(31)	(30)	(1)
Other	13	2	11

Total increase (decrease)	$(50)	$(127)	$77

n/a	Not applicable.

Energy and customer choice

Revenue.    Revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflected an increase attributable to the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase on January 2, 2007. This increase partially offsets the decrease in revenues associated with customer choice.

All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of March 31, 2008, four competitive electric generation suppliers had been granted approval to serve residential customers in the ComEd service territory, but no residential customers were being served by alternative suppliers.

As a result of legislative action making certain non-residential customers ineligible for fixed-price bundled service and due to currently higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the three months ended March 31, 2008 and 2007, 50% and 44%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers.

	Three Months Ended March 31,
	2008	2007
Retail customers purchasing electricity from a competitive electric generation supplier:
Number of customers at period end	45,400	36,800
Percentage of total retail customers	1%	1%
Volume (GWhs)	11,666	10,071
Percentage of total retail deliveries	50%	44%

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Transmission

During the three months ended March 31, 2008, ComEd experienced increased revenue from an increase in transmission rates. On June 5, 2007, FERC issued an order in ComEd’s transmission rate case conditionally approving ComEd’s proposal to implement a formula-based transmission rate and associated rate increase effective May 1, 2007, subject to refund. In addition, ComEd recognized the effects of the FERC orders approving the settlement and the incentive treatment of the transmission project, as well as the estimated first-year formula rate true up. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information.

Volume — Delivery

Revenue.    The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers and increased usage per customer.

Weather — Delivery

Revenue.    Revenues were higher due to favorable weather conditions for the three months ended March 31, 2008 compared to the same period in 2007. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. In ComEd’s service territory, heating degree days were 9% higher during the three months ended March 31, 2008 compared to the same period in 2007. Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business.

Wholesale Contracts.

Revenue.    ComEd’s revenues decreased $31 million primarily as a result of certain wholesale contracts expiring in May 2007.

Purchased Power.    ComEd’s purchased power decreased $30 million primarily as a result of certain wholesale contracts expiring in May 2007.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the three months ended March 31, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense	$6
Wages and salaries	5
Incremental storm-related costs	3
Fringe benefits	3
Post rate freeze period transition expenses	(5)
Severance-related expenses	(2)
Other	(5)

Increase in operating and maintenance expense	$5

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended March 31, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Depreciation expense associated with higher plant balances	$3
Other	1

Increase in depreciation and amortization expense	$4

Taxes Other Than Income.    Taxes other than income decreased for the three months ended March 31, 2008 compared to the same period in 2007 as a result of a $14 million refund of 2005 Illinois distribution tax received in 2008.

Interest Expense, Net.    The increase in interest expense, net for the three months ended March 31, 2008 compared to the same period in 2007 primarily resulted from higher debt balances and higher average interest rates. In 2008, interest expense included a $7 million charge to reverse previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. ComEd also recorded an increase in interest expense of $6 million related to a 2007 settlement with the IRS of a research and development claim. See Notes 5 and 10 of the Combined Notes to the Consolidated Financial Statements for more information related to interest expense.

Other, Net.    Other, net increased for the three months ended March 31, 2008 compared to the same period in 2007. The changes consisted of the following:

Increase (Decrease)
Investment income	$3
AFUDC equity(a)	(2)
Other	1

Increase in other, net	$2

(a)

Includes $1 million reversal of previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. See Note 5 — Regulatory Issues for more information.

Effective Income Tax Rate.    ComEd’s effective income tax rate for the three months ended March 31, 2008 was 38.8% as compared to 37.5% for the three months ended March 31, 2007. The increase in the effective tax rate was a result of increased income while permanent differences remained relatively constant as compared to the three months ended March 31, 2007.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		Variance	% Change
Retail Deliveries (in GWhs)	2008	2007
Full service(a)
Residential	7,288	7,089	199	2.8%
Small commercial & industrial	3,801	4,611	(810)	(17.6)%
Large commercial & industrial	311	737	(426)	(57.8)%
Public authorities & electric railroads	180	183	(3)	(1.6)%

Total full service	11,580	12,620	(1,040)	(8.2)%

Delivery only(b)
Small commercial & industrial	4,575	3,495	1,080	30.9%
Large commercial & industrial	6,924	6,423	501	7.8%
Public authorities & electric railroads	167	153	14	9.2%

	11,666	10,071	1,595	15.8%

Total retail deliveries	23,246	22,691	555	2.4%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

	Three Months Ended March 31,
Electric Revenue	2008	2007	Variance	% Change
Full service(a)
Residential	$761	$727	$34	4.7%
Small commercial & industrial	362	437	(75)	(17.2)%
Large commercial & industrial	25	63	(38)	(60.3)%
Public authorities & electric railroads	16	17	(1)	(5.9)%

Total full service	1,164	1,244	(80)	(6.4)%

Delivery only(b)
Small commercial & industrial	64	49	15	30.6%
Large commercial & industrial	66	63	3	4.8%
Public authorities & electric railroads	1	1	—	0%

	131	113	18	15.9%

Total electric retail revenues	1,295	1,357	(62)	(4.6)%
Other revenue(c)	145	132	13	9.8%
Economic hedge derivative contracts	—	1	(1)	n.m.

Total operating revenues	$1,440	$1,490	$(50)	(3.4)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier.
(c)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.
n.m.	Not meaningful.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$1,476	$1,500	$(24)
Purchased power and fuel	839	843	4

Revenue net of purchased power and fuel	637	657	(20)

Other operating expenses
Operating and maintenance	168	148	(20)
Depreciation and amortization	205	185	(20)
Taxes other than income	66	71	5

Total other operating expenses	439	404	(35)

Operating income	198	253	(55)

Other income and deductions
Interest expense, net	(59)	(62)	3
Equity in losses of unconsolidated affiliates	(3)	(2)	(1)
Other, net	4	5	(1)

Total other income and deductions	(58)	(59)	1

Income before income taxes	140	194	(54)
Income taxes	43	66	23

Net income	97	128	(31)
Preferred stock dividends	1	1	—

Net income on common stock	$96	$127	$(31)

Net Income.    PECO’s net income for the three months ended March 31, 2008 compared to the same period in 2007 decreased due to lower revenues net of purchased power and fuel expense, which reflected decreased sales from unfavorable weather conditions in PECO’s service territory and the impact of the favorable PJM settlement received in 2007. Additionally, higher operating and maintenance expenses, primarily driven by an increase in the allowance for uncollectible accounts expense and higher CTC amortization in accordance with the Competition Act , contributed to decreased net income.

Operating Revenues, Purchased Power and Fuel Expense.    PECO evaluates its operating performance using the measures of revenue net of purchased power for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended March 31, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$(24)	$(11)	$(13)	$(32)	$(24)	$(8)	$(56)	$(35)	$(21)
Settlement of PJM billing dispute	—	10	(10)	—	—	—	—	10	(10)
Volume	20	9	11	(3)	(4)	1	17	5	12
Rate increases	8	8	—	13	13	—	21	21	—
Customer choice	1	1	—	—	—	—	1	1	—
Other	7	11	(4)	(14)	(17)	3	(7)	(6)	(1)

Total increase (decrease)	$12	$28	$(16)	$(36)	$(32)	$(4)	$(24)	$(4)	$(20)

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Revenues were lower due to unfavorable weather conditions in PECO’s service territory, where heating degree days were 7% lower during the three months ended March 31, 2008 compared to the same period in 2007. Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business.

Purchased Power and Fuel Expense.    The decrease in purchased power and fuel expense attributable to weather was due to lower demand as a result of unfavorable weather conditions in the PECO service territory relative to the prior year.

Settlement of PJM billing dispute

Purchased Power.    PECO’s purchased power increased $10 million due to the favorable settlement of a PJM billing dispute with PPL during the three months ended March 31, 2007.

Volume

Revenues.    The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes, and increased usage per customer, primarily in the residential customer class. The decrease in gas revenues as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased usage per customer across all customer classes.

Purchased Power and Fuel Expense.    The increase in purchased power as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes, and increased usage per customer, primarily in the residential customer class. The decrease in fuel expense as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased gas usage per customer across all customer classes.

Rate increases

Revenues.    The increase in electric revenues attributable to electric rate increases reflected the impact of the completion of the last in a series of scheduled generation rate increases under PECO’s 1998 restructuring settlement in mid-January 2007. This rate increase did not affect operating income as PECO incurred corresponding and offsetting purchased power expense under its PPA with Generation. The increase in gas revenues was due to net increases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause to reflect current market gas prices. The average purchased gas cost rate per million cubic feet in effect for the three months ended March 31, 2008 was 4% higher than the average rate for the same period in 2007.

Purchased Power and Fuel Expense.    The increase in purchased power attributable to electric rate increases reflected the impact of the completion of the last scheduled generation rate increase under the PPA with Generation in mid-January 2007. The increase in fuel expense reflected higher realized gas prices.

Customer choice

Revenues and Purchased Power.    For the three months ended March 31, 2008, 1% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers compared to 2% for the same period in 2007.

All PECO customers have the choice to purchase energy from a competitive electric generation supplier. This choice does not affect the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. PECO’s operating income is not affected by customer choice because any increase or decrease in revenues is completely offset by a related increase or decrease in purchased power expense.

	Three Months Ended March 31,
	2008	2007
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	28,500	34,000
Percentage of total retail customers	2%	2%
Volume (GWhs)	134	159
Percentage of total retail deliveries	1%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other revenues and expenses

Revenues.    The increase in other electric revenues was primarily attributable to the manner in which, during the winter heating season, certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold. Such reductions were more prevalent during 2007 as electric volumes were higher due to colder weather. This increase was partially offset by a reduction in distribution rates made to refund the PURTA tax settlement to customers. This rate change has no impact on operating income because it is offset by the amortization of the regulatory liability related to the PURTA tax settlement that is reflected in taxes other than income. The decrease in other gas revenues was primarily due to decreased off-system sales.

Purchased Power and Fuel.    The increase in other purchased power primarily reflected a change in the mix of average pricing related to PECO’s PPA with Generation. The decrease in other fuel expense was primarily due to decreased off-system sales.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended March 31, 2008 compared to the same period in 2007 primarily consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense(a).	$16
Fringe benefits	2
Wages and salaries	2

Increase in operating and maintenance expense	$20

(a)

The increase resulted from a change in collectibility assumptions and related aging receivables due in part to temporary suspension of certain collection processes during a billing system conversion project

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to an increase in CTC amortization of $20 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    The decrease in taxes other than income is primarily due to amortization of the regulatory liability for the PURTA settlement, which began in January 2008. See Note 14 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the PURTA settlement.

Interest Expense, Net.    The decrease in interest expense, net for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to a decrease in the outstanding debt balance due to PECO Energy Transition Trust (PETT) as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding.

Other, Net.    The decrease for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the impact of interest income associated with the PJM billing dispute settlement in 2007. See Note 14 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate.    PECO’s effective income tax rate for the three months ended March 31, 2008 was 30.7% as compared to 34.0% for the three months ended March 31, 2007. The decrease in the effective tax rate was a result of reduced income while permanent differences remained relatively constant as compared to the three months ended March 31, 2007.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,
Retail Deliveries (in GWhs)	2008	2007	Variance	% Change
Full service(a)
Residential	3,407	3,414	(7)	(0.2)%
Small commercial & industrial	2,040	2,069	(29)	(1.4)%
Large commercial & industrial	3,933	3,907	26	0.7%
Public authorities & electric railroads	234	232	2	0.9%

Total full service	9,614	9,622	(8)	(0.1)%

Delivery only(b)
Residential	8	12	(4)	(33.3)%
Small commercial & industrial	124	144	(20)	(13.9)%
Large commercial & industrial	2	3	(1)	(33.3)%

Total delivery only	134	159	(25)	(15.7)%

Total retail deliveries	9,748	9,781	(33)	(0.3)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

	Three Months Ended March 31,
Electric Revenue	2008	2007	Variance	% Change
Full service(a)
Residential	$452	$449	$3	0.7%
Small commercial & industrial	240	239	1	0.4%
Large commercial & industrial	339	329	10	3.0%
Public authorities & electric railroads	22	22	—	0.0%

Total full service	1,053	1,039	14	1.3%

Delivery only(b)
Residential	1	1	—	0.0%
Small commercial & industrial	6	7	(1)	(14.3)%
Large commercial & industrial	—	—	—	0.0%

Total delivery only	7	8	(1)	(12.5)%

Total electric retail revenues	1,060	1,047	13	1.2%

Other revenue(c)	64	65	(1)	(1.5)%

Total electric and other revenue	$1,124	$1,112	$12	1.1%

(a)

Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity, the cost of transmission and distribution of the electricity and a CTC.

(b)

Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC.

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		Variance	% Change
Deliveries to customers (in million cubic feet (mmcf))	2008	2007
Retail sales	26,347	28,968	(2,621)	(9.0)%
Transportation	8,193	7,049	1,144	16.2%

Total	34,540	36,017	(1,477)	(4.1)%

	Three Months Ended March 31,		Variance	% Change
Revenue	2008	2007
Retail sales	$343	$366	$(23)	(6.3)%
Transportation	5	4	1	25.0%
Resales and other	4	18	(14)	(77.8)%

Total gas revenue	$352	$388	$(36)	(9.3)%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. Generation, ComEd and PECO may also receive capital contributions from Exelon if Exelon determines it is appropriate. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. Exelon, Generation and PECO utilize their credit facilities to support their commercial paper programs and to issue letters of credit. See the “Credit Matters” section below for further discussion. Exelon expects cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2007 Annual Report on Form 10-K for additional information.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, each of Exelon’s and PECO’s working capital, defined as current assets less current liabilities, is in a net deficit position as of March 31, 2008. At times, historically ComEd has also been in a net deficit position, including as of December 31, 2007. ComEd and PECO have and continue to intend to refinance maturing long-term debt in 2008. As of March 31, 2008, ComEd has the capacity to issue approximately $1.9 billion of first mortgage bonds. To manage cash flows as more fully described below, ComEd did not pay a dividend in the first quarter of 2008 or during the years 2007 and 2006. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock. See Note 7 of the Combined Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Operating Activities

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s cash flows from operating activities primarily result from sales of electricity to a stable and diverse base of retail customers and are weighted toward the third quarter of each fiscal year. PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather, customer choice, future regulatory proceedings with respect to their rates and their ability to achieve operating cost reductions. See Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

A provision in the Energy Policy Act of 2005 allows companies an income tax deduction for a “special transfer” of funds from a non-tax qualified nuclear decommissioning trust fund to a tax qualified nuclear decommissioning trust fund. As a result of recent interpretative guidance published by the Internal Revenue Service with respect to this provision in the Energy Policy Act of 2005, Generation completed a special transfer in the first quarter of 2008, which will result in net positive cash flow of approximately $270 million in 2008 and 2009.

The Economic Stimulus Act of 2008 was enacted in the first quarter of 2008 and includes an incentive that allows companies to claim an accelerated depreciation deduction for Federal income tax purposes equal to 50% of the cost basis of certain property placed in service during 2008 and to a lesser extent in 2009. Exelon is evaluating the impact of this special tax depreciation provision but currently anticipates that it will result in positive cash flow between $250 million and $350 million during 2008 and 2009.

Additionally, Exelon, through ComEd, has taken certain tax positions to defer the tax gain on the 1999 sale of its fossil generating assets. The ultimate outcome of this matter could result in unfavorable or favorable impacts to Exelon’s and ComEd’s results of operations, cash flows and financial positions, and such impacts could be material. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Variance
	2008	2007
Net income	$581	$691	$(110)
Add (subtract):
Non-cash operating activities(a)	795	744	51
Income taxes	(5)	319	(324)
Changes in working capital and other noncurrent assets and liabilities(b)	(492)	(739)	247
Counterparty collateral (net)	(161)	(347)	186

Net cash flows provided by operations	$718	$668	$50

(a)

Represents depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, other decommissioning-related activities, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by (used in) operations for the three months ended March 31, 2008 and 2007 by registrant were as follows:

	Three Months Ended March 31,
	2008	2007
Exelon	$718	$668
Generation	586	823
ComEd	116	(31)
PECO	233	201

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2008 and 2007 were as follows:

Generation

•

At March 31, 2008 and December 31, 2007, Generation had accounts receivable from ComEd under its supplier forward agreement of $56 million and $60 million, respectively. At March 31, 2007 and December 31, 2006, Generation had accounts receivable from ComEd of $53 million under its supplier forward agreement and $197 million under the PPA, respectively.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the three months ended March 31, 2008, Generation contributed approximately $106 million.

•

At March 31, 2008 and December 31, 2007, Generation had accounts receivable from PECO under the PPA of $114 million and $121 million, respectively. At March 31, 2007 and December 31, 2006, Generation had accounts receivable from PECO under the PPA of $186 million and $153 million, respectively.

•

During the three months ended March 31, 2008 and 2007, Generation had net disbursements of counterparty collateral of $196 million and $347 million, respectively. The decrease in net disbursements was primarily due to changes in market conditions as well as an increased use of letters of credit issued to counterparties to satisfy margin requirements.

•

During the three months ended March 31, 2008 and 2007, Generation had net payments of approximately $67 million and $19 million, respectively, related to option premiums, primarily due to greater activity in 2008 compared to 2007 due to changes in market prices.

ComEd

•

As a result of ComEd’s upgraded credit ratings, beginning in April 2008, ComEd will make monthly payments to its energy suppliers under supplier forward contracts, including Generation. Prior to the credit ratings upgrade, ComEd made semi-monthly payments to its energy suppliers. At March 31, 2008 and December 31, 2007, ComEd had accrued payments to Generation for energy purchases of $56 million and $60 million, respectively. At March 31, 2007 and December 31, 2006, ComEd had accrued payments to Generation for energy purchases of $53 million and $197 million, respectively. At March 31, 2008 and December 31, 2007, ComEd had accrued payments to other energy suppliers of $67 million and $82 million, respectively. At March 31, 2007 and December 31, 2006, ComEd had accrued payments to other energy suppliers of $81 million and $10 million, respectively.

•

During the three months ended March 31, 2008, ComEd’s cash collections exceeded its revenue from customers by $27 million. During the three months ended March 31, 2007, ComEd’s revenue exceeded its cash collections from customers by $38 million.

PECO

•	During the three months ended March 31, 2008 and March 31, 2007, PECO’s revenue exceeded its cash collections from customers by $29 million and $97 million, respectively.

•	During the three months ended March 31, 2008, PECO’s prepaid utility taxes increased by $132 million primarily due to the Pennsylvania Gross Receipts Tax prepayment made in March.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended March 31, 2008 and 2007 by registrant were as follows:

	Three Months Ended March 31,
	2008	2007
Exelon	$(1,105)	$(659)
Generation	(585)	(380)
ComEd	(369)	(288)
PECO	(332)	(85)

Capital expenditures by registrant and business segment for the three months ended March 31, 2008 and projected amounts for the twelve months ended December 31, 2008 are as follows:

	Three Months Ended March 31, 2008	Projected 2008
Generation	$529	$1,740
ComEd	255	1,003
PECO	105	394
Other(a)	8	122

Total Exelon capital expenditures	$897	$3,259

(a)	Other primarily includes corporate operations and BSC.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation.    Approximately 47% of the projected 2008 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

ComEd and PECO.    Approximately 50% of the projected 2008 capital expenditures at ComEd and PECO are for continuing projects to maintain and improve the reliability of their transmission and distribution systems. The remaining amounts are for capital additions to support new business and customer growth. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures by internally generated funds, borrowings and the issuance of debt.

Other significant investing activities of the Registrants for the three months ended March 31, 2008 and 2007 were as follows:

Exelon

•	Exelon contributed $9 million and $24 million to its investments in synthetic fuel-producing facilities during the three months ended March 31, 2008 and 2007, respectively.

Generation

•

On February 9, 2007, Tamuin International Inc., a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments.

ComEd

•	ComEd currently has restricted $120 million for the retirement of First Mortgage Bonds 8.00% Series 83 maturing on May 15, 2008.

PECO

•	PECO contributed $181 million to the Exelon intercompany money pool during the three months ended March 31, 2008.

•

PECO’s restricted cash increased during the three months ended March 31, 2008 due to proceeds received from the issuance of $150 million of First and Refunding Mortgage Bonds, 4.0% due December 1, 2012, on March 5, 2008 to be used for the retirement of $150 million of First Mortgage Bonds, variable rate due December 1, 2012. $100 million was retired during the three months ended March 31, 2008, and $50 million remained in restricted cash at March 31, 2008. The $50 million was used to retire the remaining $50 million of First Mortgage Bonds, variable rate due December 1, 2012, on April 3, 2008.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2008 and 2007 by Registrant were as follows:

	Three Months Ended March 31,
	2008	2007
Exelon	$238	$147
Generation	(80)	(294)
ComEd	224	336
PECO	95	(123)

Debt.    Debt activity for the three months ended March 31, 2008 and 2007 was as follows:

Company	Issuance of long-term debt during the three months ended March 31, 2008	Use of proceeds
ComEd	$450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038	Used to retire $295 million of First Mortgage Bonds, Series 99, to call and refinance $155 million of trust preferred securities and for other general corporate purposes.

ComEd	$700 million of First Mortgage 5.80% Bonds, Series 108, due March 15, 2018	Used to repay a portion of borrowings under ComEd’s revolving credit facility, to provide for the retirement at scheduled maturity in May 2008 of $120 million of First Mortgage bonds, Series 83, and for general corporate purposes.

PECO	$150 million of First and Refunding Mortgage Bonds, 4.00% due December 1, 2012(a)	Used to retire First and Refunding Mortgage Bonds, variable rate due December 1, 2012(a)(b)

PECO	$500 million of First and Refunding Mortgage Bonds, 5.35% due March 1, 2018	Used to repay commercial paper and other general corporate purposes.

Company	Issuance of long-term debt during the three months ended March 31, 2007	Use of proceeds

ComEd	$300 million of First Mortgage 5.90% Bonds, Series 103, due March 15, 2036	Used to refinance outstanding commercial paper and to repay a portion of borrowings under ComEd’s revolving credit facility.

PECO	$175 million of First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037	Used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

(a)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were refinanced.
(b)

During the three months ended March 31, 2008, $100 million of the proceeds was used to retire $100 million of First and Refunding Mortgage Bonds, variable rate due December 1, 2012. As of March 31, 2008, the remaining $50 million of proceeds was restricted cash, and on April 3, 2008, was used to retire the remaining $50 million of First and Refunding Mortgage Bonds, variable rate due December 1, 2012.

Company	Retirement of long-term debt during the three months ended March 31, 2008
Exelon	$21 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

ComEd	$295 million of 3.70% First Mortgage Bonds, Series 99 due February 1, 2008

ComEd	$155 million of 8.50% Subordinated Debentures of ComEd Financing II, due January 15, 2027

ComEd	$91 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008 (a)(b)

ComEd	$1 million of 3.875% sinking fund debentures, due January 1, 2008

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012 (c)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012 (c)

PECO	$123 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$12 million of 7.625% PETT Transition Bonds, due March 1, 2009

Company	Retirement of long-term debt during the three months ended March 31, 2007
Exelon	$34 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

ComEd	$145 million of 7.625% note payable, due January 15, 2007

ComEd	$111 million of 5.63% ComEd Transitional Funding Trust, due June 25, 2007 (a)(b)

PECO	$178 million of 6.13% PETT Transition Bonds, due September 1, 2008

(a)	Amount includes $17 million previously reflected in prepaid interest. This amount did not impact ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.
(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.
(c)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were refinanced.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.    Cash dividend payments and distributions during the three months ended March 31, 2008 and 2007 by registrant were as follows:

	Three Months Ended March 31,
	2008	2007
Exelon	$330	$296
Generation	689	295
PECO	140	156

Exelon paid dividends of $330 million on March 10, 2008 to shareholders of record at the close of business on February 15, 2008. Exelon paid dividends of $296 million on March 10, 2007 to shareholders of record at the close of business on February 15, 2007.

During 2007 and the first quarter of 2008 ComEd did not pay any dividend. The decision by the ComEd Board of Directors not to declare a dividend was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 5 of the Combined Notes to Consolidated Financial Statements. ComEd’s Board of Directors will continue to assess ComEd’s ability to pay a dividend for the remainder of 2008.

Share Repurchases.    On February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under an accelerated share repurchase program. See Note 12 of the Combined Notes to Consolidated Financial Statements for further information. For the three months ended March 31, 2007, Exelon repurchased $37 million of treasury shares.

Intercompany Money Pool.    Generation borrowed from the Exelon intercompany money pool totaling $119 million during the three months ended March 31, 2008. During the three months ended March 31, 2007, PECO repaid $32 million that it had borrowed from the Exelon intercompany money pool.

Short-Term Borrowings.    During the three months ended March 31, 2008, Exelon, Generation and PECO issued (repaid) $385 million, $490 million and $(246) million of commercial paper, respectively. During the three months ended March 31, 2008, ComEd repaid $370 million of outstanding borrowings under its credit agreement. During the three months ended March 31, 2007, Exelon, ComEd and PECO issued (repaid) $(9) million, $(60) million and $5 million of commercial paper, respectively. At March 31, 2007, ComEd had $340 million of outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.    Retirement of long-term debt to financing affiliates during the three months ended March 31, 2008 and 2007 by registrant was as follows:

	Three Months Ended March 31,
	2008	2007
Exelon	$381	$264
ComEd	246	86
PECO	135	178

Repayment of Parent Receivable.    The repayment of parent (Exelon) receivable during the three months ended March 31, 2008, and 2007 by Registrant was as follows:

	Three Months Ended March 31,
	2008	2007
PECO	$71	$65

Other.    Other significant financing activities for Exelon for the three months ended March 31, 2008 and 2007 were as follows:

•	Exelon received proceeds from employee stock plans of $44 million and $98 million during the three months ended March 31, 2008 and 2007, respectively.

•	There were $20 million and $34 million of excess tax benefits included as a cash inflow in other financing activities during the three months ended March 31, 2008 and 2007, respectively.

Credit Matters

Credit Facilities.    Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings from its credit facility. The Registrants may use credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. At March 31, 2008, the Registrants did not have any outstanding borrowings under their credit agreements. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

At March 31, 2008, the Registrants had the following bank commitments and available capacity under the various credit agreements to which they were a party and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitment(a)	Available Capacity(b)	Outstanding Commercial Paper
Exelon	$1,000	$995	$141
Generation	5,000	4,388	490
ComEd	1,000	950	—
PECO	600	598	—

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.
(b)

Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit and any required reserves. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offered Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, Generation and PECO, the maximum LIBOR adder is 65 basis points, and in the case of ComEd, it is 162.5 basis points.

The average interest rates on short-term borrowings for the three months ended March 31, 2008 for Exelon, Generation, ComEd and PECO were approximately 3.41%, 3.55%, 4.30% and 3.79%, respectively.

The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the three month period ended March 31, 2008:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2008, the Registrants were in compliance with the foregoing thresholds.

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable through November 2010. During 2007, the agreement was amended to eliminate special agreement accounts receivable from the eligible receivables sale pool and certain recourse provisions relating to special agreement receivables. PECO retains the servicing responsibility for the sold receivables. The agreement requires that PECO not exceed a certain established threshold of outstanding aged receivables with balances greater than 61 days to net eligible receivables. If the average of the last day of any calendar month and the last day of the two immediately proceeding calendar months exceed the established threshold, the agreement allows for the financial institution to declare the agreement terminated. PECO has exceeded this threshold since June 2007, but the financial institution has waived through April 30, 2008 its right to terminate the agreement as a result of PECO’s exceeding this threshold. The financial institution will have the right to terminate the facility on or after May 1, 2008. PECO is currently engaged in discussions regarding an extended waiver. If the financial institution terminated the facility, PECO will either replace the facility or seek other financing.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2008 are presented in the following table in addition to the net contribution or borrowing as of March 31, 2008:

	Maximum Contributed	Maximum Borrowed	March 31, 2008 Contributed (Borrowed)
Generation	$—	$119	$(119)
PECO	181	—	181
BSC	—	92	(62)
Exelon	37	N/A	—

Security Ratings.    The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets may depend on the securities ratings of the entity that is accessing the capital markets.

On March 19, 2008, Standard & Poor’s (S&P) upgraded ComEd’s long-term unsecured security ratings from B+ to BBB- as a result of a change in methodology by S&P. ComEd’s rating outlook from S&P is positive. Exelon’s, Generation’s and PECO’s ratings outlooks are stable.

Listed below are the Registrants’ securities ratings as of March 31, 2008.

	Securities	Moody’s Investor Service	S&P	Fitch Ratings
Exelon
	Senior unsecured debt	Baa1	BBB	BBB+
	Commercial paper	P2	A2	F2
Generation
	Senior unsecured debt	A3	BBB+	BBB+
	Commercial paper	P2	A2	F2
ComEd
	Senior unsecured debt	Ba1	BBB-	BBB-
	Senior secured debt	Baa2	BBB	BBB
	Commercial paper	Not prime	B	B
	Transition bonds(a)	Aaa	AAA	AAA
PECO
	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A	A
	Commercial paper	P1	A2	F2
	Transition bonds(b)	Aaa	AAA	AAA

(a)	Issued by ComEd Transitional Funding Trust, an unconsolidated affiliate of ComEd.
(b)	Issued by PETT, an unconsolidated affiliate of PECO.

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

The terms of the financial swap contract between Generation and ComEd provide that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s (S&P) and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As previously noted above, ComEd was upgraded to investment grade by S&P, and, therefore, the aforementioned condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. However, under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract.

Variable-Rate Debt

As of March 31, 2008, ComEd had $343 million of tax-exempt long-term debt that is insured by bond insurers, namely Ambac Assurance Corporation and XL Capital Assurance Inc. During the three months ended March 31, 2008, the rating agencies have lowered the credit ratings of these bond insurers due to their exposure to asset-backed securities. Fitch Ratings lowered the credit ratings of Ambac Assurance Corporation from AAA to AA, and XL Capital Assurance Inc. from AAA to BB. Moody’s Investor Service (Moody’s) lowered the credit ratings of XL Capital Assurance from Aaa to A3. S&P lowered the credit ratings of XL Capital Assurance from AAA to A-. The ComEd bonds are sold at auction rates that are reset every 7 or 35 days. As a result of securities downgrade of the bond insurers, ComEd has experienced failed auctions where bonds priced at the maximum rate (either a percentage of LIBOR on some bonds or 12% on others) and other successful auctions have resulted in interest rates of up to 10%. ComEd intends to refinance its variable-rate bonds during the second and early third quarter of 2008.

On March 5, 2008, PECO issued $150 million of 4.0% First and Refunding Mortgage Bonds, due December 1, 2012, to secure tax-exempt pollution control bonds and notes issued to refinance three series of auction-rate, tax-exempt bonds on their most recent auction dates. During the three months ended March 31, 2008, $100 million, representing two series of the auction-rate, tax-exempt bonds, was redeemed, and the remaining series of $50 million was redeemed on April 3, 2008. On March 25, 2008, PECO issued a redemption notice to redeem $4.2 million of variable rate First and Refunding Mortgage Bonds due December 1, 2012 that secure PECO’s last remaining series of auction-rate, tax-exempt bonds. PECO intends to use available cash for the redemption of the remaining auction-rate, tax-exempt bonds on May 1, 2008. As of March 31, 2008, Generation had $566 million in tax-exempt long-term debt outstanding in the commercial paper, weekly and daily reset structures, of which $520 million is backed by letters of credit and $46 million is unenhanced. Generation does not have any bonds insured by the aforementioned bond insurers.

Shelf Registrations

The Registrants filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of March 31, 2008, the Registrants had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of the Registrants to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Authorizations

As of March 31, 2008, ComEd had $580 million in long-term debt refinancing authority from the ICC and $400 million in new money long-term debt financing authority. As of March 31, 2008, PECO had $1.3 billion in long-term debt financing authority from the PAPUC.

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. With regards to equity securities, Generation’s investment policy establishes limits on the concentration of equity holdings in any one company and also in any one industry. With regards to its fixed-income securities, Generation’s investment policy limits the concentrations of the types of bonds that may be purchased for the trust funds and also requires a minimum percentage of the portfolio to have investment grade ratings (minimum credit quality ratings of “Baa3” by Moody’s Investor Service, “BBB-” by S&P and “BBB-” by Fitch Ratings) while requiring that the overall portfolio maintain a minimum credit quality rating of “A2”.

Investments in Synthetic Fuel-Producing Facilities

Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership (collectively, the Sellers) that own synthetic fuel-producing facilities. Prior to December 31, 2007, Section 45K (formerly Section 29) of the Internal Revenue Code provided tax credits for the sale of synthetic fuel produced from coal. The ability to earn these synthetic fuel tax credits expired on December 31, 2007 and, as such, the synthetic fuel-producing facilities that Exelon had interests in ceased operations on or before December 31, 2007.

In March 2008, the IRS published the 2007 oil Reference Price which resulted in a 67% phase-out of tax credits for calendar year 2007 that reduced Exelon’s earned after-tax credits of $251 million to $82 million for the year ended December 31, 2007. Exelon anticipates that it will generate approximately $220 million of cash over the life of these investments. As a result of the phase-out of tax credits in 2007 and the timing of the realization of tax benefits earned in prior years, Exelon expects to collect approximately $200 million of cash in 2008, which includes $44 million collected in the first quarter of 2008 related to the settlement of derivatives that were entered into in the normal course of trading operations in 2005 to economically hedge a portion of the exposure to a phase-out of the tax credits. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of March 31, 2008 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2007 Annual Report on Form 10-K except for the following:

Exelon

•	Letters of credit increased $482 million and guarantees increased by $50 million primarily as a result of energy trading activities.

Generation

•	Letters of credit increased by $478 million primarily as a result of Generation’s energy trading activities.

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $365 million during the three months ended March 31, 2008, due to the fulfillment of approximately $562 million of 2008 commitments during the three months ended March 31, 2008 partially offset by increases of approximately $152 million, $31 million and $14 million in 2009, 2010 and 2011 sales commitments, respectively. The increases were primarily due to increased overall hedging activity in the normal course of business.

•

Generation’s long-term commitments for nuclear fuel as of March 31, 2008 increased by $104 million, $104 million, $24 million, $32 million and $51 million for 2009, 2010, 2011, 2012 and 2013 and beyond, respectively, as compared to December 31, 2007. Generation’s long-term commitments for coal as of March 31, 2008 increased by $33 million and $5 million for 2009 and 2010, respectively, as compared to December 31, 2007. Increases in nuclear fuel and coal commitments are due to contracts entered into in the normal course of business.

ComEd

•	ComEd issued $450 million First Mortgage 6.45% Bonds due January 15, 2038 and $700 million First Mortgage 5.80% Bonds due on March 15, 2018.

•	ComEd’s letters of credit increased by $5 million primarily as a result of the new procurement contracts.

•

In March 2008, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2008 to May 2009. See Note 5 of the Combined Notes to Consolidated Financial Statements for further information. These contracts resulted in an increase in ComEd’s energy commitments of $288 million for the remainder of 2008 and $130 million for 2009.

PECO

•	PECO issued $500 million First and Refunding Mortgage Bonds, 5.35% due March 1, 2018.

•

PECO issued $150 million First and Refunding Mortgage Bonds, 4.00% due December 1, 2012. These bonds were issued under the PECO mortgage indenture to secure tax-exempt pollution control notes that were refinanced.

•

PECO’s total fuel purchase obligations increased by approximately $28 million during the three months ended March 31, 2008, reflecting an increase of $26 million and $2 million in 2008 and 2009, respectively, primarily related to the purchase of natural gas and related transportation services.

See Note 13 of the Combined Notes to Consolidated Financial Statements for further information on the Registrants’ commitments.

EXELON GENERATION COMPANY

General

Generation operates in a single business segment and its operations consist of owned and contracted electric generating facilities, wholesale energy marketing operations and competitive retail sales operations.

Executive Overview

A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended March 31, 2008 compared to three months ended March 31, 2007 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to revolving credit facilities that Generation currently utilizes to support its commercial paper program and to issue letters of credit. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended March 31, 2008 compared to three months ended March 31, 2007 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At March 31, 2008, ComEd had access to revolving credit facilities with aggregate bank commitments of $1 billion. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. ComEd has and intends to continue to refinance maturing long-term debt in 2008. As of April 23, 2008, ComEd has the capacity to issue approximately $1.9 billion of first mortgage bonds. To manage cash flows, ComEd did not pay a dividend in 2006 or 2007 or the first quarter of 2008.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended March 31, 2008 compared to three months ended March 31, 2007 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to revolving credit facilities that PECO currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s Risk Management Committee approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Risk Management Committee is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of strategy, vice president of audit services, corporate controller and officers representing Exelon’s business units. The Risk Management Committee reports to the Exelon Board of Directors on the scope of the risk management activities.

Commodity Price Risk (Exelon, Generation and ComEd)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred most of its commodity price risk to Generation through a PPA that expires at the end of 2010. PECO relies on the PAPUC’s purchased gas cost clause to mitigate gas price risk associated with market variability. ComEd has transferred most of its near term commodity price risk to generating companies through the former Illinois auction process and the significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013. Furthermore, the Settlement Legislation provides for the pass-through of procurement costs by ComEd to its customers.

Generation

Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2007 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in other comprehensive income (OCI), and gains and losses are recognized in results of operations when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current results of operations .

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation has hedges in place for 2008 and 2009 and, with the ComEd financial swap contract, also for 2010 into 2013. The economic hedge activity resulted in a net mark to market energy contract liability position of $1,425 million at March 31, 2008, comprised of a net energy contract liability for cash flow hedges of $1,584 million and a net energy contract asset for other derivatives of $159 million. The net mark to market liability position for the portfolio at March 31, 2008 is a result of market prices rising relative to the contracted price of the derivative instruments, the majority of which are for forward power sales. Activity associated with the cash flow hedges is recognized through accumulated other comprehensive income and results in a temporary impact to shareholders equity that will be reclassified into the results of operations over the period the power is delivered. These temporary mark to market impacts do not affect future cash flows as the amounts will ultimately be settled at the contract price. Generation has estimated a greater than 90% economic and cash flow hedge ratio for 2008, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to

ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail load assumptions are based on forecasted average demand. A portion of Generation’s hedge may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s non-trading portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease of less than $60 million in net income for 2008. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The proprietary trading activities included volumes of 1,862 GWhs and 5,101 GWhs for the three months ended March 31, 2008 and 2007, respectively. Trading portfolio activity for the three months ended March 31, 2008 resulted in gains of $22 million due to net mark-to-market gains of $11 million and realized gains of $11 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $290,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2008 of $1,647 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Management Committee monitor the financial risks of the proprietary trading activities.

Trading and Economic Hedge Marketing Activities.    The following detailed presentation of the trading and economic hedge marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2008 to March 31, 2008. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in results of operations as well as the settlements from accumulated OCI to results of operations and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2008(a)	$(690)
Total change in fair value during 2008 of contracts recorded in result of operations	85
Reclassification to realized at settlement of contracts recorded in results of operations	(11)
Reclassification to realized at settlement from accumulated OCI	95
Effective portion of changes in fair value — recorded in OCI(b)	(954)
Changes in collateral	196
Other balance sheet reclassifications	(8)

Total mark-to-market energy contract net liabilities at March 31, 2008(a)	$(1,287)

(a)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.
(b)	Includes $98 million of changes in fair value of the five-year financial swap with ComEd.

The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2008 and December 31, 2007:

	March 31, 2008(a)(b)	December 31, 2007(a)(b)
Current assets	$314	$247
Noncurrent assets	123	51

Total mark-to-market energy contract assets	437	298

Current liabilities	(940)	(247)
Noncurrent liabilities	(784)	(741)

Total mark-to-market energy contract liabilities	(1,724)	(988)

Total mark-to-market energy contract net assets (liabilities)	$(1,287)	$(690)

(a)

Includes the fair value of the five-year financial swap with ComEd as of March 31, 2008 and December 31, 2007, with current liabilities including $89 million and $13 million, respectively, and noncurrent liabilities including $465 million and $443 million respectively. The fair value balances are eliminated upon consolidation.

(b)

As of March 31, 2008, collateral of $124 million, $56 million, $214 million and $73 million are netted against current and noncurrent assets and current and noncurrent liabilities, respectively. As of December 31, 2007, collateral of $104 million, $23 million, $63 million and $82 million are netted against current and noncurrent assets and current and noncurrent liabilities, respectively.

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets, which are primarily option contracts, represents contracts for which external valuations are not available. These contracts are valued using the Black model, an industry standard option valuation model.

The fair values reflect the level of forward prices and volatility factors as of March 31, 2008 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within
	2008	2009	2010	2011	2012	2013 and Beyond	Total Fair Value
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$(622)	$(382)	$(23)	$10	$—	$—	$(1,017)
Prices based on model or other valuation methods	(60)	(98)	(103)	(133)	(127)	(46)	(567)

Total	$(682)	$(480)	$(126)	$(123)	$(127)	$(46)	$(1,584)

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(6)	$—	$—	$—	$—	$—	$(6)
Prices provided by external sources	172	11	—	1	—	—	184
Prices based on model or other valuation methods	66	54	(1)	—	—	—	119

Total	$232	$65	$(1)	$1	$—	$—	$297

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI. Includes $98 million of changes in fair value of the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2008. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2008 to March 31, 2008, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
	Power Team Normal Operations and Hedging Activities
Accumulated OCI derivative loss at January 1, 2008	$(548	)(a)
Effective portion of changes in fair value	(574	)(b)
Reclassifications from accumulated OCI to net income	57

Accumulated OCI derivative loss at March 31, 2008	$(1,065)

(a)	Includes $275 million, net of taxes, of changes in fair value of the five-year financial swap contract with ComEd during 2007.
(b)	Includes $44 million, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended March 31, 2008.

ComEd

ComEd’s energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2007 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in OCI, and gains and losses are recognized in results of operations when the underlying transaction occurs. With the exception of ComEd’s energy derivative swap with Generation, changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current results of operations. Since the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates, the change in the fair value each period is recorded by ComEd as a regulatory asset or liability.

The contracts that ComEd has entered into as part of the initial ComEd auction and the RFP contracts (see Note 8 of the Combined Notes to Consolidated Financial Statements) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes.

The following detailed presentation of the energy-related derivative activities at ComEd is included to address the recommended disclosures by the energy industry’s CCRO. The following table provides detail on changes in ComEd’s mark-to-market net liability or asset balance sheet position from January 1, 2008 to March 31, 2008. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are recorded as changes in fair value for the hedging activities that are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2008	$456
Changes in fair value — energy derivative with Generation — recorded in regulatory liabilities	98

Total mark-to-market energy contract net assets at March 31, 2008	$554

The following table details the balance sheet classification of ComEd’s mark-to-market energy contract net assets, all related to the five-year financial swap with Generation, recorded as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Current assets(a)	$89	$13
Noncurrent assets(a)	465	443

Total mark-to-market energy contract assets	$554	$456

(a)	The fair value balances are eliminated upon consolidation.

Management uses its best estimates to determine the fair value of the derivative contract ComEd holds. These estimates consider various factors including over-the-counter price quotations, the tenor of the contract and liquidity and credit exposure in the marketplace. It is possible, however, that future market prices could vary from those used in recording the assets/liabilities associated with the Generation swap and such variations could be material.

The fair value used in determining the carrying amount of ComEd’s mark-to-market asset or liability related to the Generation swap is based on a model or other valuation methods. This table provides the maturity, by year, of ComEd’s net assets/liabilities associated with the Generation swap, giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

	Maturities Within
	2008	2009	2010	2011	2012	2013 and Beyond	Total Fair Value
Prices based on model or other valuation methods	$62	$94	$100	$129	$124	$45	$554

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

Generation’s PPA with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren electricity supply auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Settlement Legislation passed in Illinois during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process and will continue to have credit risk in connection with contracts for sale of electricity resulting from the alternative competitive procurement process. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren. For additional information on the Illinois auction and the various regulatory proceedings, see Note 5 of the Combined Notes to Consolidated Financial Statements.

Generation enters into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes margining thresholds and collateral requirements for each counterparty, which are defined in each contract. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis. See the Collateral section below for additional information.

The following tables provide information on Generation’s credit exposure, net of collateral, as of March 31, 2008. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates, credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs), which are discussed below.

Rating as of March 31, 2008	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$296	$23	$273	1	$106
Non-investment grade	79	3	76	1	39
No external ratings
Internally rated —investment grade	14	—	14	—	—
Internally rated — non-investment grade	24	—	24	—	—

Total	$413	$26	$387	2	$145

	Maturity of Credit Risk Exposure
Rating as of March 31, 2008	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$266	$30	$—	$296
Non-investment grade	79	—	—	79
No external ratings
Internally rated — investment grade	6	8	—	14
Internally rated — non-investment grade	24	—	—	24

Total	$375	$38	$—	$413

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither

ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral once certain credit limits are exceeded. Under the terms of the 5-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or Standard & Poor’s, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As of March 19, 2008, ComEd was upgraded to investment grade by Standard & Poor’s, and therefore, the above condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. Settlement Legislation passed in Illinois during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process. Under the terms of the RFP, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement.

As of March 31, 2008, Generation had $478 million of collateral deposit payments being held by counterparties and Generation was holding $11 million of collateral deposits received from counterparties.

RTOs and ISOs.    Generation, ComEd and PECO participate in all, or some, of the established, real-time energy markets that are administered by PJM, ISO-NE, New York ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on the Registrants’ results of operations, cash flows and financial positions.

Fuel Procurement.    Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Generation currently procures uranium concentrates through long-term contracts. Approximately 60% of requirements from 2008 through 2012 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the reverse-auction power prices on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations.

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

Under ComEd’s RFP contracts, beginning in March 2008, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement.

Exelon

Exelon’s Consolidated Balance Sheet as of March 31, 2008 included a $559 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $933 million. The future minimum lease payments are supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation, ComEd and PECO)

Variable Rate Debt.    The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At March 31, 2008, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax income for the three months ended March 31, 2008. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease of less than $1 million for Generation, ComEd and PECO in pre-tax income for the three months ended March 31, 2008.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2008, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $371 million reduction in the fair value of the trust assets.

Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. See Defined Benefit Pension and Other Postretirement Benefits in the Critical Accounting Policies and Estimates section within Exelon’s 2007 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.     Controls and Procedures

During the first quarter of 2008, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2008, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.     Controls and Procedures

During the first quarter of 2008, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2008, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2007 Annual Report on Form 10-K and (b) Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

Item 1A.     Risk Factors

At March 31, 2008, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2007 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Exelon

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2008	22,299	$73.29	—	(b	)
February 1, 2008 — February 29, 2008	142,198	75.19	6,357,695	(b	)
March 1 — March 31, 2008	1,469	76.42	—	(b	)

Total	165,966	$75.19	6,357,695	(b	)

(a)

Shares other than those purchased as part of a publicly announced plan primarily represent restricted and performance shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)

In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan. The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s Employee Stock Purchase Plan. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The 2004 share repurchase program has no specified limit and no specified termination date.

In addition, on August 31, 2007 and December 19, 2007, Exelon’s Board of Directors approved share repurchase programs for up to $1.25 billion and $500 million, respectively, of Exelon’s outstanding common stock in connection with Exelon’s value return policy, which uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities.

See Note 12 of the Combined Notes to Consolidated Financial Statements for further information regarding Exelon’s share repurchase programs.

Item 6.     Exhibits

Exhibit No.	Description
4-1	One Hundred and Fifth Supplemental Indenture dated as of February 15, 2008 from PECO to U.S. Bank National Association, as trustee (File 0-16844, Form 8-K dated March 5, 2008, Exhibit 4.1).

4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

	Dated as of	File Reference	Exhibit No.
	February 15, 2008	0-16844, Form 8-K dated March 3, 2008	4.1

4-2	Pollution Control Note dated as of February 15, 2008 from PECO to U.S. Bank National Association, as trustee (File 0-16844, Form 8-K dated March 5, 2008, Exhibit 4.2).
4-3-1	Supplemental Indentures to Commonwealth Edison Mortgage:

	Dated as of	File Reference	Exhibit No.
	December 20, 2007	1-1839, Form 8-K dated January 16, 2008	4.1

	March 10, 2008	1-1839, Form 8-K dated March 27, 2008	4.1

10-1	Commonwealth Edison Company Amended and Restated By-Laws, effective January 23, 2006 As Further Amended January 28, 2008.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed by the following officers for the following companies:

31-1	— Filed by John W. Rowe for Exelon Corporation

31-2	— Filed by Matthew F. Hilzinger for Exelon Corporation

31-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

31-4	— Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

31-5	— Filed by Frank M. Clark for Commonwealth Edison Company

31-6	— Filed by Robert K. McDonald for Commonwealth Edison Company

31-7	— Filed by Denis P. O’Brien for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed by the following officers for the following companies:

32-1	— Filed by John W. Rowe for Exelon Corporation

32-2	— Filed by Matthew F. Hilzinger for Exelon Corporation

32-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

32-4	— Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

32-5	— Filed by Frank M. Clark for Commonwealth Edison Company

32-6	— Filed by Robert K. McDonald for Commonwealth Edison Company

32-7	— Filed by Denis P. O’Brien for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON CORPORATION

/s/ JOHN W. ROWE	/s/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman, Chief Executive Officer and President	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ DUANE M. DESPARTE
Duane M. DesParte
Vice President and Corporate Controller
(Principal Accounting Officer)

April 24, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/s/ JOHN W. ROWE	/s/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman, Chief Executive Officer and President, Exelon, and President	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ JON D. VEURINK
Jon D. Veurink
Vice President and Controller
(Principal Accounting Officer)

April 24, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C OMMONWEALTH EDISON COMPANY

/s/ FRANK M. CLARK	/s/ J. BARRY MITCHELL
Frank M. Clark	J. Barry Mitchell
Chairman and Chief Executive Officer	President and Chief Operating Officer
(Principal Executive Officer)

/s/ ROBERT K. MCDONALD	/s/ MATTHEW R. GALVANONI
Robert K. McDonald	Matthew R. Galvanoni
Senior Vice President, Chief Financial	Vice President and Controller
Officer, Treasurer and Chief Risk Officer	(Principal Accounting Officer)
(Principal Financial Officer)

April 24, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P ECO ENERGY COMPANY

/s/ DENIS P. O’BRIEN	/s/ PHILLIP S. BARNETT
Denis P. O’Brien	Phillip S. Barnett
Chief Executive Officer and President (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW R. GALVANONI
Matthew R. Galvanoni
Vice President and Controller
(Principal Accounting Officer)

April 24, 2008