Form 10-Q
period 2008-06-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2008-07-23
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of each registrant’s common stock as of June 30, 2008 was:

Exelon Corporation Common Stock, without par value	657,332,170
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2007 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 19, as updated by Part I, Item 1. Financial Statements, Note 12 of this Report; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007
Operating revenues	$4,622	$4,501	$9,139	$9,330
Operating expenses
Purchased power	1,166	1,118	2,239	2,363
Fuel	352	522	890	1,292
Operating and maintenance	1,086	1,062	2,279	2,120
Depreciation and amortization	402	369	799	738
Taxes other than income	186	199	379	395

Total operating expenses	3,192	3,270	6,586	6,908

Operating income	1,430	1,231	2,553	2,422

Other income and deductions
Interest expense	(180)	(161)	(361)	(318)
Interest expense to affiliates, net	(34)	(53)	(75)	(109)
Equity in losses of unconsolidated affiliates and investments	(8)	(43)	(13)	(69)
Other, net	(40)	43	(98)	106

Total other income and deductions	(262)	(214)	(547)	(390)

Income from continuing operations before income taxes	1,168	1,017	2,006	2,032
Income taxes	419	314	676	648

Income from continuing operations	749	703	1,330	1,384

Discontinued operations
Income (loss) from discontinued operations (net of taxes of $0, $0, $0 and $2 for the three and six months ended June 30, 2008 and 2007, respectively)	(1)	(1)	—	4
Gain (loss) on disposal of discontinued operations (net of taxes of $0, $0, $(1) and $2 for the three and six months ended June 30, 2008 and 2007, respectively)	—	—	(1)	5

Income (loss) from discontinued operations, net	(1)	(1)	(1)	9

Net income	748	702	1,329	1,393

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service (benefit) cost reclassified to periodic benefit cost	(2)	(2)	(5)	(6)
Actuarial loss reclassified to periodic (benefit) cost	15	13	30	39
Transition obligation reclassified to periodic (benefit) cost	—	—	1	2
Finalization of pension and non-pension postretirement benefit plans valuation	—	19	4	19
Change in unrealized (loss) gain on cash-flow hedges	(479)	210	(952)	(209)
Unrealized gain (loss) on marketable securities	—	29	—	38

Other comprehensive income (loss)	(466)	269	(922)	(117)

Comprehensive income	$282	$971	$407	$1,276

Average shares of common stock outstanding:
Basic	657	675	658	674
Diluted	662	680	663	679

Earnings per average common share — basic:
Income from continuing operations	$1.14	$1.04	$2.02	$2.05
Income from discontinued operations	—	—	—	0.02

Net income	$1.14	$1.04	$2.02	$2.07

Earnings per average common share — diluted:
Income from continuing operations	$1.13	$1.03	$2.01	2.04
Income from discontinued operations	—	—	—	0.01

Net income	$1.13	$1.03	$2.01	$2.05

Dividends per common share	$0.50	$0.44	$1.00	$0.88

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$1,329	$1,393
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	1,096	1,066
Deferred income taxes and amortization of investment tax credits	99	(128)
Net realized and unrealized mark-to-market transactions	(273)	120
Other non-cash operating activities	507	369
Changes in assets and liabilities:
Accounts receivable	94	(304)
Inventories	(40)	69
Accounts payable, accrued expenses and other current liabilities	(137)	(122)
Counterparty collateral asset	(856)	(231)
Counterparty collateral liability	93	(264)
Income taxes	277	87
Restricted cash	11	(42)
Pension and non-pension postretirement benefit contributions	(56)	(40)
Other assets and liabilities	(470)	(347)

Net cash flows provided by operating activities	1,674	1,626

Cash flows from investing activities
Capital expenditures	(1,511)	(1,284)
Proceeds from nuclear decommissioning trust fund sales	10,515	2,268
Investment in nuclear decommissioning trust funds	(10,679)	(2,402)
Proceeds from sale of investments	—	95
Change in restricted cash	(22)	2
Other investing activities	(2)	(46)

Net cash flows used in investing activities	(1,699)	(1,367)

Cash flows from financing activities
Issuance of long-term debt	1,969	465
Retirement of long-term debt	(1,185)	(198)
Retirement of long-term debt to financing affiliates	(596)	(534)
Change in short-term debt	857	348
Dividends paid on common stock	(659)	(592)
Proceeds from employee stock plans	105	145
Purchase of treasury stock	(436)	(37)
Purchase of forward contract in relation to certain treasury stock	(64)	—
Other financing activities	55	55

Net cash flows provided by (used in) financing activities	46	(348)

Increase (Decrease) in cash and cash equivalents	21	(89)
Cash and cash equivalents at beginning of period	311	224

Cash and cash equivalents at end of period	$332	$135

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$332	$311
Restricted cash and investments	129	118
Accounts receivable, net
Customer	1,930	2,041
Other	497	611
Mark-to-market derivative assets	700	247
Inventories, net
Fossil fuel	269	252
Materials and supplies	505	471
Deferred income taxes	601	102
Other	644	427

Total current assets	5,607	4,580

Property, plant and equipment, net	25,072	24,153
Deferred debits and other assets
Regulatory assets	4,766	5,133
Nuclear decommissioning trust funds	6,433	6,823
Investments	675	668
Investments in affiliates	39	63
Goodwill	2,625	2,625
Mark-to-market derivative assets	209	55
Other	1,374	1,261

Total deferred debits and other assets	16,121	16,628

Total assets	$46,800	$45,361

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,473	$616
Long-term debt due within one year	231	605
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	409	501
Accounts payable	1,458	1,450
Mark-to-market derivative liabilities	1,079	234
Accrued expenses	1,276	1,240
Other	715	983

Total current liabilities	6,641	5,629

Long-term debt	11,093	9,915
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	1,157	1,505
Long-term debt to other financing trusts	391	545
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,095	5,081
Asset retirement obligations	3,896	3,812
Pension obligations	694	777
Non-pension postretirement benefit obligations	1,783	1,717
Spent nuclear fuel obligation	1,008	997
Regulatory liabilities	3,029	3,301
Mark-to-market derivative liabilities	550	298
Other	1,489	1,560

Total deferred credits and other liabilities	17,544	17,543

Total liabilities	36,826	35,137

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 657 and 661 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	8,753	8,579
Treasury stock, at cost (35 and 28 shares held at June 30, 2008 and December 31, 2007, respectively)	(2,338)	(1,838)
Retained earnings	6,088	4,930
Accumulated other comprehensive loss, net	(2,616)	(1,534)

Total shareholders’ equity	9,887	10,137

Total liabilities and shareholders’ equity	$46,800	$45,361

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2007	689,183	$8,579	$(1,838)	$4,930	$(1,534)	$10,137
Net income	—	—	—	1,329	—	1,329
Long-term incentive plan activity	3,042	173	—	—	—	173
Common stock purchases	—	1	(500)	—	—	(499)
Common stock dividends declared	—	—	—	(331)	—	(331)
Cumulative effect adjustment to initially apply Statement of Financial Accounting Standards (SFAS) No. 159, net of income taxes of $286	—	—	—	160	(160)	—
Other comprehensive loss, net of income taxes of $587	—	—	—	—	(922)	(922)

Balance, June 30, 2008	692,225	$8,753	$(2,338)	$6,088	$(2,616)	$9,887

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Operating revenues
Operating revenues	$1,922	$1,813	$3,525	$3,655
Operating revenues from affiliates	834	828	1,713	1,689

Total operating revenues	2,756	2,641	5,238	5,344

Operating expenses
Purchased power	612	538	1,176	1,131
Fuel	271	436	542	907
Operating and maintenance	544	545	1,255	1,106
Operating and maintenance from affiliates	71	73	144	151
Depreciation and amortization	73	65	143	133
Taxes other than income	47	47	100	88

Total operating expenses	1,618	1,704	3,360	3,516

Operating income	1,138	937	1,878	1,828

Other income and deductions
Interest expense	(38)	(31)	(74)	(66)
Equity in (losses) earnings of investments	(1)	(1)	(1)	1
Other, net	(63)	22	(128)	54

Total other income and deductions	(102)	(10)	(203)	(11)

Income from continuing operations before income taxes	1,036	927	1,675	1,817
Income taxes	383	349	584	684

Income from continuing operations	653	578	1,091	1,133

Discontinued operations
Gain (loss) on disposal of discontinued operations (net of taxes of $0, $0, $0 and $2 for the three months and six months ended June 30, 2008 and 2007, respectively)	—	—	(1)	5

Income (loss) from discontinued operations, net	—	—	(1)	5

Net income	653	578	1,090	1,138

Other comprehensive income (loss), net of income taxes
Prior service benefit reclassified to periodic benefit cost related to non-pension, post retirement benefit plans	—	(1)	—	(1)
Finalization of pension and non-pension postretirement benefit plans valuation	—	5	(3)	5
Change in unrealized (loss) gain on cash-flow hedges	(596)	208	(1,113)	(214)
Unrealized gain on marketable securities	—	28	—	37

Other comprehensive income (loss)	(596)	240	(1,116)	(173)

Comprehensive income (loss)	$57	$818	$(26)	$965

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$1,090	$1,138
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	440	460
Deferred income taxes and amortization of investment tax credits	144	(12)
Net realized and unrealized mark-to-market transactions	(222)	109
Other non-cash operating activities	260	130
Changes in assets and liabilities
Accounts receivable	24	(244)
Receivables from and payables to affiliates, net	(94)	253
Inventories	(44)	3
Accounts payable, accrued expenses and other current liabilities	(88)	(85)
Counterparty collateral asset	(856)	(231)
Counterparty collateral liability	24	(267)
Income taxes	365	29
Pension and non-pension postretirement benefit contributions	(25)	(22)
Other assets and liabilities	(262)	(146)

Net cash flows provided by operating activities	756	1,115

Cash flows from investing activities
Capital expenditures	(770)	(550)
Proceeds from nuclear decommissioning trust fund sales	10,515	2,268
Investment in nuclear decommissioning trust funds	(10,679)	(2,402)
Proceeds from sale of investments	—	95
Changes in Exelon intercompany money pool	—	13
Change in restricted cash	11	1
Other investing activities	(4)	(9)

Net cash flows used in investing activities	(927)	(584)

Cash flows from financing activities
Change in short-term debt	1,087	39
Retirement of long term debt	(2)	—
Distribution to member	(991)	(665)
Other financing activities	1	1

Net cash flows provided by (used in) financing activities	95	(625)

Decrease in cash and cash equivalents	(76)	(94)
Cash and cash equivalents at beginning of period	127	128

Cash and cash equivalents at end of period	$51	$34

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$51	$127
Restricted cash and investments	36	47
Accounts receivable, net
Customer	755	764
Other	126	113
Mark-to-market derivative assets	700	247
Receivable from affiliates	276	149
Inventories, net
Fossil fuel	150	126
Materials and supplies	410	378
Deferred income taxes	567	94
Prepayments and other current assets	365	279

Total current assets	3,436	2,324

Property, plant and equipment, net	8,497	8,043
Deferred debits and other assets
Nuclear decommissioning trust funds	6,433	6,823
Investments	32	31
Receivable from affiliate	1	—
Mark-to-market derivative assets	205	51
Prepaid pension asset	951	960
Other	452	289

Total deferred debits and other assets	8,074	8,154

Total assets	$20,007	$18,521

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Short-term borrowings	$1,087	$—
Long-term debt due within one year	12	12
Accounts payable	794	857
Mark-to-market derivative liabilities	1,079	234
Mark-to-market derivative liability with affiliate	151	13
Payables to affiliates	34	—
Accrued expenses	934	704
Other	301	260

Total current liabilities	4,392	2,080

Long-term debt	2,512	2,513
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	964	1,084
Asset retirement obligations	3,700	3,626
Pension obligation	28	26
Non-pension postretirement benefit obligations	582	546
Spent nuclear fuel obligation	1,008	997
Payables to affiliates	1,857	2,117
Mark-to-market derivative liabilities	550	298
Mark-to-market derivative liability with affiliate	623	443
Other	437	421

Total deferred credits and other liabilities	9,749	9,558

Total liabilities	16,653	14,151

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,321	3,321
Undistributed earnings	1,689	1,429
Accumulated other comprehensive loss, net	(1,657)	(381)

Total member’s equity	3,353	4,369

Total liabilities and member’s equity	$20,007	$18,521

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

(Unaudited)

(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity
Balance, December 31, 2007	$3,321	$1,429	$(381)	$4,369
Net income	—	1,090	—	1,090
Distribution to member	—	(991)	—	(991)
Cumulative effect adjustment to initially apply SFAS No. 159, net of income taxes of $286	—	160	(160)	—
Adjustment of the adoption of Financial Accounting Standards Board Interpretation No. (FIN) 48	—	1	—	1
Other comprehensive loss, net of income taxes of $736	—	—	(1,116)	(1,116)

Balance, June 30, 2008	$3,321	$1,689	$(1,657)	$3,353

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Operating revenues
Operating revenues	$1,424	$1,419	$2,863	$2,907
Operating revenues from affiliates	1	1	2	4

Total operating revenues	1,425	1,420	2,865	2,911

Operating expenses
Purchased power	494	508	950	1,096
Purchased power from affiliate	326	330	711	710
Operating and maintenance	237	221	443	415
Operating and maintenance from affiliates	43	45	86	95
Depreciation and amortization	113	109	224	217
Taxes other than income	71	76	140	157

Total operating expenses	1,284	1,289	2,554	2,690

Operating income	141	131	311	221

Other income and deductions
Interest expense	(83)	(73)	(178)	(141)
Interest expense to affiliates, net	(4)	(14)	(14)	(29)
Equity in losses of unconsolidated affiliates	(3)	(2)	(5)	(4)
Other, net	5	5	9	7

Total other income and deductions	(85)	(84)	(188)	(167)

Income before income taxes	56	47	123	54
Income taxes	21	18	47	21

Net income	35	29	76	33

Other comprehensive (loss) income, net of income taxes
Change in unrealized gain on cash-flow hedges	—	1	—	4
Unrealized (loss) gain on marketable securities	(1)	1	(2)	1

Other comprehensive (loss) income	(1)	2	(2)	5

Comprehensive income	$34	$31	$74	$38

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$76	$33
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	224	217
Deferred income taxes and amortization of investment tax credits	19	14
Other non-cash operating activities	108	107
Changes in assets and liabilities:
Accounts receivable	14	(38)
Inventories	(3)	10
Accounts payable, accrued expenses and other current liabilities	151	84
Receivables from and payables to affiliates, net	64	(129)
Income taxes	26	24
Restricted cash	11	(42)
Pension and non-pension postretirement benefit contributions	(3)	(3)
Other assets and liabilities	(64)	(93)

Net cash flows provided by operating activities	623	184

Cash flows from investing activities
Capital expenditures	(505)	(559)
Change in restricted cash	(50)	(1)
Other investing activities	10	11

Net cash flows used in investing activities	(545)	(549)

Cash flows from financing activities
Changes in short-term debt	(370)	415
Issuance of long-term debt	1,325	286
Retirement of long-term debt	(558)	(146)
Retirement of long-term debt to financing trusts	(335)	(180)

Net cash flows provided by financing activities	62	375

Increase in cash and cash equivalents	140	10
Cash and cash equivalents at beginning of period	87	35

Cash and cash equivalents at end of period	$227	$45

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$227	$87
Restricted cash	54	15
Accounts receivable, net
Customer	709	706
Other	145	203
Inventories, net	76	74
Regulatory assets	135	101
Mark-to-market derivative asset with affiliate	151	13
Other	41	42

Total current assets	1,538	1,241

Property, plant and equipment, net	11,457	11,127
Deferred debits and other assets
Regulatory assets	495	503
Investments	43	46
Goodwill	2,625	2,625
Receivables from affiliates	1,717	1,908
Mark-to-market derivative asset with affiliate	623	443
Prepaid pension asset	860	875
Other	527	608

Total deferred debits and other assets	6,890	7,008

Total assets	$19,885	$19,376

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$370
Long-term debt due within one year	220	122
Long-term debt to ComEd Transitional Funding Trust due within one year	94	274
Accounts payable	387	289
Accrued expenses	310	367
Payables to affiliates	126	55
Customer deposits	119	119
Regulatory liabilities	153	17
Deferred income taxes	—	33
Other	131	66

Total current liabilities	1,540	1,712

Long-term debt	4,707	4,023
Long-term debt to financing trusts	206	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,100	2,049
Asset retirement obligations	172	163
Non-pension postretirement benefit obligations	217	185
Regulatory liabilities	3,456	3,447
Other	887	908

Total deferred credits and other liabilities	6,832	6,752

Total liabilities	13,285	12,848

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,968	4,968
Retained earnings (deficit)	45	(29)
Accumulated other comprehensive (loss) income, net	(1)	1

Total shareholders’ equity	6,600	6,528

Total liabilities and shareholders’ equity	$19,885	$19,376

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained (Deficit) Earnings Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$1,588	$4,968	$(1,639)	$1,610	$1	$6,528
Net income	—	—	76	—	—	76
Appropriation of retained earnings for future dividends	—	—	(74)	74	—	—
Adjustment of the adoption of FIN 48	—	—	(2)	—	—	(2)
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	(2)	(2)

Balance, June 30, 2008	$1,588	$4,968	$(1,639)	$1,684	$(1)	$6,600

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Operating revenues
Operating revenues	$1,274	$1,266	$2,747	$2,762
Operating revenues from affiliates	3	3	7	7

Total operating revenues	1,277	1,269	2,754	2,769

Operating expenses
Purchased power	85	72	164	136
Purchased power from affiliate	509	497	1,001	977
Fuel	80	86	348	385
Operating and maintenance	172	119	317	238
Operating and maintenance from affiliates	24	27	48	56
Depreciation and amortization	205	185	411	370
Taxes other than income	64	71	129	142

Total operating expenses	1,139	1,057	2,418	2,304

Operating income	138	212	336	465

Other income and deductions
Interest expense	(28)	(24)	(55)	(44)
Interest expense to affiliates, net	(30)	(40)	(61)	(82)
Equity in losses of unconsolidated affiliates	(4)	(2)	(7)	(4)
Other, net	7	5	11	10

Total other income and deductions	(55)	(61)	(112)	(120)

Income before income taxes	83	151	224	345
Income taxes	25	55	69	121

Net income	58	96	155	224
Preferred stock dividends	1	1	2	2

Net income on common stock	$57	$95	$153	$222

Comprehensive income, net of income taxes
Net income	$58	$96	$155	$224
Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges, net of income taxes of $0, $0, $0 and $0, respectively	(1)	—	(1)	—

Other comprehensive loss	(1)	—	(1)	—

Comprehensive income	$57	$96	$154	$224

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$155	$224
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	411	370
Deferred income taxes and amortization of investment tax credits	(61)	(117)
Other non-cash operating activities	90	47
Changes in assets and liabilities:
Accounts receivable	(31)	(60)
Inventories	7	55
Accounts payable, accrued expenses and other current liabilities	(41)	(46)
Receivables from and payables to affiliates, net	54	(32)
Income taxes	77	114
Pension and non-pension postretirement benefit contributions	(15)	(11)
Other assets and liabilities	(93)	(77)

Net cash flows provided by operating activities	553	467

Cash flows from investing activities
Capital expenditures	(206)	(161)
Change in restricted cash	2	3
Other investing activities	6	(2)

Net cash flows used in investing activities	(198)	(160)

Cash flows from financing activities
Issuance of long-term debt	644	179
Retirement of long-term debt	(604)	—
Retirement of long-term debt to PECO Energy Transition Trust	(261)	(354)
Change in short-term debt	(41)	27
Change in Exelon intercompany money pool	—	(45)
Dividends paid on common stock	(236)	(276)
Dividends paid on preferred stock	(2)	(2)
Repayment of parent receivable	142	165

Net cash flows used in financing activities	(358)	(306)

(Decrease) increase in cash and cash equivalents	(3)	1
Cash and cash equivalents at beginning of period	34	29

Cash and cash equivalents at end of period	$31	$30

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$31	$34
Restricted cash	1	3
Accounts receivable, net
Customer	465	525
Other	36	44
Inventories, net
Fossil fuel	118	127
Materials and supplies	20	19
Deferred income taxes	33	35
Prepaid utility taxes	92	—
Other	20	13

Total current assets	816	800

Property, plant and equipment, net	4,962	4,842
Deferred debits and other assets
Regulatory assets	2,951	3,273
Investments	22	25
Investments in affiliates	49	57
Receivables from affiliates	142	212
Other	638	601

Total deferred debits and other assets	3,802	4,168

Total assets	$9,580	$9,810

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$205	$246
Long-term debt due within one year	—	450
Long-term debt to PECO Energy Transition Trust due within one year	315	227
Accounts payable	196	211
Accrued expenses	231	148
Payables to affiliates	199	145
Customer deposits	69	67
Other	11	22

Total current liabilities	1,226	1,516

Long-term debt	1,671	1,176
Long-term debt to PECO Energy Transition Trust	1,157	1,506
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,559	2,618
Asset retirement obligations	24	22
Non-pension postretirement benefit obligations	285	282
Regulatory liabilities	164	250
Other	142	146

Total deferred credits and other liabilities	3,174	3,318

Total liabilities	7,412	7,700

Commitments and contingencies
Shareholders’ equity
Common stock	2,255	2,255
Preferred stock	87	87
Receivable from parent	(642)	(784)
Retained earnings	465	548
Accumulated other comprehensive income, net	3	4

Total shareholders’ equity	2,168	2,110

Total liabilities and shareholders’ equity	$9,580	$9,810

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$2,255	$87	$(784)	$548	$4	$2,110
Net income	—	—	—	155	—	155
Common stock dividends	—	—	—	(236)	—	(236)
Preferred stock dividends	—	—	—	(2)	—	(2)
Repayment of receivable from parent	—	—	142	—	—	142
Other comprehensive loss, net of income taxes $0	—	—	—	—	(1)	(1)

Balance, June 30, 2008	$2,255	$87	$(642)	$465	$3	$2,168

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

Exelon’s corporate operations, some of which are performed through its business services subsidiary, Exelon Business Services Company, LLC (BSC), provide Exelon’s subsidiaries with a variety of support services including legal, human resources, financial, information technology and supply management services at cost. The costs of BSC including support services are directly charged or allocated to the applicable subsidiaries using a cost-causative allocation method. Corporate governance type costs that cannot be directly assigned are allocated based on a Modified Massachusetts formula, which is a method that utilizes a combination of gross revenues, total assets, and direct labor costs for the allocation base.

The results of Exelon’s corporate operations are presented as “Other” within the consolidated financial statements and include intercompany eliminations unless otherwise disclosed.

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

The accompanying consolidated financial statements as of June 30, 2008 and 2007 and for the three and six months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2007 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2007 Annual Report on Form 10-K.

2.    Discontinued Operations (Exelon and Generation)

As discussed in Note 12 — Commitments and Contingencies, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three and six months ended June 30, 2008 and 2007 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income. See Note 12 — Commitments and Contingencies for additional information regarding Generation’s sale of its investment in Sithe.

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

SFAS No. 157 was effective and adopted by the Registrants as of January 1, 2008. The provisions of SFAS No. 157 are being applied prospectively. The adoption of SFAS No. 157 has not had a material impact on the Registrants’ results of operations, cash flows or financial positions in the three and six months ended June 30, 2008. See Note 16 — Fair Value of Financial Assets and Liabilities for additional information regarding the adoption of SFAS No. 157.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative-effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Under SFAS No. 159, Exelon and Generation elected to apply the fair value option to the nuclear decommissioning trust fund investments. Prior to this election, only the unrealized losses were recorded in the results of operations. This election could have a material impact to Exelon’s and Generation’s results of operations in future periods, as all unrealized gains and losses will be included in results of operations. As a result of this election, Exelon’s and Generation’s beginning balances of retained earnings as of January 1, 2008 increased by $160 million, net of deferred taxes of $286 million. The impact of reclassifying these previously unrealized gains to retained earnings could potentially result in lower realized gains and higher unrealized and realized losses in the periods over which those financial instruments are held. See Note 10 — Asset Retirement Obligations for additional information regarding adoption of SFAS No. 159. ComEd and PECO did not elect the fair value option allowed by SFAS No. 159.

FSP FIN 39-1

In April 2007, the FASB issued FSP FASB Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). This pronouncement amends FIN 39, “Offsetting of Amounts Related to Certain Contracts,” to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 was effective for the Registrants as of January 1, 2008. Exelon and Generation elected the accounting policies prescribed by FSP FIN 39-1, which did not impact net income. In addition, upon the adoption of FSP FIN 39-1, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. As prescribed by FIN 39, Exelon and Generation have elected to record derivative financial instruments in the balance sheet on a net basis. The effects of applying this pronouncement were recognized through retrospective application for all financial statements presented. See Note 7 — Derivative Financial Instruments for additional information regarding adoption of FSP FIN 39-1. The provisions of FSP FIN 39-1 are not currently applicable to ComEd and PECO.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS No. 160 must be applied prospectively as of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2009, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not have a material impact on the Registrants’ results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Registrants.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Registrants as of January 1, 2009. As SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

FSP FAS 142-3

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This pronouncement amends Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Registrants on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Registrants’ results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Registrants.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5), which supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. EITF 07-5 will be effective for any outstanding or new arrangements as of January 1, 2009. The forward contracts

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with Exelon’s September 2007 and February 2008 accelerated share repurchase (ASR) programs settled in 2008, and therefore are not affected by the provisions of EITF 07-5. EITF 07-5 would affect future transactions entered into by the Registrants which are outstanding as of the effective date of this guidance.

4.    Regulatory Issues (Exelon, Generation, ComEd and PECO)

Illinois Settlement Agreement (Exelon, Generation and ComEd).    In July 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an agreement (Illinois Settlement) with various parties concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation reflecting the Illinois Settlement (Illinois Settlement Legislation) was passed by the Illinois Legislature on July 26, 2007 and was signed into law on August 28, 2007 by the Governor of Illinois. The Illinois Settlement and the Illinois Settlement Legislation provide for the following, among other things:

•

Various Illinois electric utilities, their affiliates, and generators of electricity in Illinois agreed to contribute approximately $1 billion over a period of four years to programs to provide rate relief to Illinois electricity customers and funding for the Illinois Power Agency (IPA) created by the Illinois Settlement Legislation. ComEd and Generation committed to contributing approximately $800 million to rate relief programs over four years (2007-2010) and partial funding for the IPA, which is discussed further below, in addition to approximately $11 million of rate relief credits provided by ComEd from January 1, 2007 through June 14, 2007 under its $64 million rate relief program previously announced. Generation committed to contribute an aggregate of $747 million, consisting of $435 million to pay ComEd for rate relief programs for ComEd customers, $307.5 million for rate relief programs for customers of other Illinois utilities, and $4.5 million for partially funding operations of the IPA. The contributions are recognized in the financial statements of Generation and ComEd as rate relief credits are applied to customer bills by ComEd and other Illinois utilities, as funding is paid to the IPA, or as operating expenses associated with the programs are incurred.

ComEd’s Customers’ Affordable Reliable Energy (CARE) initiative was established prior to the consummation of the Illinois Settlement to help mitigate the impacts of electricity rate increases in 2007 on certain customers after the expiration of the retail electric rate freeze transition period in Illinois and includes a variety of energy efficiency, low-income and senior citizen programs.

During the three and six months ended June 30, 2008, Generation and ComEd recognized net costs from their contributions pursuant to the Illinois Settlement in their Statements of Operations as follows:

Three months ended June 30, 2008	Funded by Generation	Funded by ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$46	$2	$48
Credits to other Illinois utilities’ customers(a)	24	—	n/a

Total incurred costs	$70	$2	$48

(a)	Recorded as a reduction in operating revenues.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six months ended June 30, 2008	Funded by Generation	Funded by ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$96	$3	$99
Credits to other Illinois utilities’ customers(a)	47	—	n/a
Other rate relief programs, including CARE(b)	—	4	4

Total incurred costs	$143	$7	$103

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

During the three and six months ended June 30, 2007, ComEd recognized net costs associated with its $64 million rate relief program in its Statements of Operations as follows:

Total credits issued to ComEd customers funded by ComEd	Three months ended June 30, 2007	Six months ended June 30, 2007
Credits to ComEd customers(a)	$18	$19
Other rate relief programs, including CARE(b)	5	8

Total incurred costs	$23	$27

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

•

Electric utilities are required to include cost-effective energy efficiency resources in their plans to meet incremental annual program energy savings goals of 0.2% of energy delivered to retail customers in the year commencing June 1, 2008, increasing annually to 2.0% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, commencing June 1, 2008 and continuing for a period of ten years, electric utilities must implement cost effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the Illinois Commerce Commission (ICC). Failure to comply with the energy efficiency requirements in the Illinois Settlement Legislation would result in ComEd being subject to penalties, including losing control of the programs, and other charges. Pursuant to these requirements, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC on November 15, 2007. On February 6, 2008, the ICC issued an order approving substantially all of ComEd’s plan, including cost recovery. This plan began June 1, 2008 and is designed to meet the Illinois Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy to all retail customers and in the peak demand of eligible retail customers.

•

The procurement plans developed initially by the electric utilities for the fiscal year beginning June 1, 2008 and by the IPA for all fiscal years thereafter must include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. All goals are subject to rate impact criteria set forth in the Illinois Settlement Legislation. Utilities will be allowed to pass through procurement costs of renewable resources. ComEd conducted a request for proposal (RFP) to procure renewable energy credits in late April 2008 to be used for compliance with Illinois’ renewable

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

energy requirements for the period June 2008 through May 2009. Under the RFP, which was approved by the ICC, ComEd will procure approximately $19 million in renewable energy credits for this period. ComEd started recovering these costs through rates in June 2008.

Illinois Procurement Case and Related Proceedings (Exelon, Generation and ComEd).    In January 2007, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from an ICC-approved “reverse-auction” competitive bidding process, which permitted recovery by ComEd of its electricity procurement costs from retail customers with no markup. The first procurement auction for ComEd’s entire load occurred in September 2006 and deliveries pursuant to the auction began in January 2007. The energy price that resulted from the first auction was fixed through May 31, 2008, at which time one-third of the auction contracts expired. However, the Illinois Settlement Legislation amended that competitive bidding process. Under the Illinois Settlement Legislation, the IPA, with the oversight of the ICC, will participate in the design of an electricity supply portfolio for ComEd and will administer a competitive process under which ComEd will procure its electricity supply resources, for deliveries in the supply period beginning June 2009. In the interim, on December 19, 2007, the ICC approved a plan under which ComEd will procure power for the period from June 2008 to May 2009. Under this plan, standard block energy purchases, acquired through an ICC-approved RFP, coupled with purchases of energy, capacity and ancillary services in PJM-administered markets, are used to replace the portion of the auction contracts that expired on May 31, 2008. The final prices resulting from purchases in PJM-administered markets may significantly vary, impacting the total cost to fulfill electricity requirements of ComEd’s customers. In order to mitigate the price risk, a portion of the energy price has been locked in through a financial only hedge with Generation. In early March 2008, ComEd completed its RFP pursuant to that plan and the ICC voted to approve the lowest-cost package of bids received as recommended by the procurement administrator. ComEd’s purchases acquired through the RFP represent approximately 14% of its expected energy needs from June 2008 through May 2009. Approximately 19% of ComEd’s expected energy load for the same period has been hedged with its swap with Generation. The ICC-approved prices reflected in the compliance tariff filing following the ICC’s approval of the recent RFP incorporate the applicable PJM Interconnection, LLC (PJM) Reliability Pricing Model (RPM) capacity prices. As this RFP related to only a portion of ComEd’s load requirement beginning in June 2008, the RPM impacts to overall customer electric rates are not significant. However, as ComEd’s auction contracts expire and energy is procured in the future, the increase in capacity prices associated with recent RPM capacity auctions may have a more significant impact to customer electric rates.

2005 Rate Case (Exelon and ComEd).    On August 31, 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (2005 Rate Case). ComEd proposed a revenue increase of $317 million. During 2006, the ICC issued various orders associated with this case, which resulted in a total annual rate increase of $83 million effective January 2007. ComEd and various other parties have appealed the rate order to the courts. ComEd cannot predict the results or the timing of the appeal. In the event the order is ultimately changed, the changes are expected to be prospective.

Original Cost Audit (Exelon and ComEd).    In connection with ComEd’s 2005 Rate Case proceeding, the ICC, with ComEd’s concurrence, ordered an “original cost” audit of ComEd’s distribution assets. In December 2007, the consulting firm that completed the audit presented its findings to the ICC staff regarding accounting methodology, documentation and other matters, along with proposed adjustments. The results of the audit were reported in April 2008 to the ICC. The audit report recommends gross plant disallowances of approximately $350 million, before reflecting accumulated depreciation. Approximately $80 million of the costs were disallowed

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because the consultant believed they were misclassified between ComEd’s distribution and transmission operations; ComEd has already reclassified these costs and they have been reflected correctly in ComEd’s current delivery service rate proceedings. While ComEd believes the remainder of the consulting firm’s findings are without merit, the ultimate resolution of the audit could result in a material disallowance and related write-off of a portion of the original cost of ComEd’s delivery system assets after reflecting the appropriate associated accumulated depreciation and deferred income taxes associated with the disallowances.

On April 10, 2008, ComEd and the ICC staff reached a stipulation (the stipulation) covering portions of contested issues in the Original Cost Audit as well as the 2007 Rate Case as discussed below. The stipulation, which is conditional upon approval by the ICC in the 2007 Rate Case, would require ComEd to incur a charge of approximately $20 million (pre-tax) related to various items identified in the Original Cost Audit. The stipulation does not preclude other parties to the rate case or to the Original Cost Audit proceeding from taking positions contrary to the stipulation.

On July 10, 2008, the Administrative Law Judges (ALJs) issued a recommendation to the ICC to not approve the stipulation and a recommendation that each item in the Original Cost Audit should be addressed on its own merits in its own proceeding. If the ICC does not approve the stipulation, ComEd expects to challenge the findings of the Original Cost Audit. The ICC previously opened a proceeding on the Original Cost Audit on May 13, 2008. There is no set timeline for resolution of this matter, and the proceeding has been delayed until after the final ICC Order in the 2007 distribution rate case discussed below.

2007 Rate Case (Exelon and ComEd).    On October 17, 2007, ComEd filed a request (2007 Rate Case) with the ICC seeking approval to increase its delivery service revenue requirement to reflect increasing operating costs and its continued investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was based on a 2006 test year and capital additions projected through the third quarter of 2008, would increase an average residential customer bill by approximately 7%. In addition, ComEd requested future recovery of certain amounts that were previously recorded as expense. If approved, ComEd would reverse the previously expensed costs and establish regulatory assets with amortization over the period during which rate recovery is allowed. As a result, ComEd would recognize a one-time benefit of up to approximately $15 million (pre-tax) to reverse the prior charges.

The filing also included a storm rider and a system modernization rider. The storm rider would allow for the recovery from or return to customers of the actual costs incurred for storm restoration expense activities relative to a baseline amount. The system modernization rider would allow for certain capital projects to be pre-approved by the ICC and reflected in rates on a quarterly basis instead of waiting for the next rate case to obtain approval and begin recovery.

Various intervenors and the ICC staff have filed testimony challenging the amount of the rate increase and proposed various disallowances, which could lead to write-offs that could be material to ComEd’s results of operations, cash flow or financial position. The ICC staff indicated that ComEd’s rate increase, after agreeing to the stipulation, should be approximately $262 million on an annual basis. Under the terms of the stipulation, ComEd and the ICC have agreed to reflect the capital additions for 2007 and the first two quarters of 2008 in ComEd’s rate base; however, the third quarter 2008 capital additions have been excluded. If the ICC does not approve the stipulation in its entirety, ComEd believes it has appropriately included the third quarter 2008 capital additions in rate base in this proceeding.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 21, 2008, ComEd filed its surrebuttal testimony, which included a $345 million revenue increase reflecting certain adjustments. ComEd’s testimony also included informational data that reflected a $314 million increase reflecting the impacts of the stipulation and certain other reductions. Hearings before the ALJs occurred during the second quarter of 2008.

On July 10, 2008, the ALJs issued a recommendation to the ICC for a $218 million rate increase. The proposed order does not recommend approval of the stipulation and suggests the issues in the Original Cost Audit should be addressed on their individual merits in its own proceedings. The proposed order, if approved by the ICC, would also require ComEd to write off approximately $18 million (pre-tax) for the disallowance of certain plant costs, which would be partially offset by the establishment of regulatory assets associated with previously incurred costs as described above, amounting to approximately $13 million (pre-tax). This proposed write-off is exclusive of the write-off discussed in the stipulation. The proposed order rejects the storm rider, while providing limited support for the proposed system modernization rider.

A final ICC order must be issued by mid-September 2008, at which time any rate increase would become effective. The ICC may still approve the stipulation. If approved by the ICC, ComEd anticipates it would incur the $20 million (pre-tax) charge associated with the stipulation during the third quarter of 2008. The ICC could also approve the $18 million (pre-tax) disallowance proposed by the ALJs in addition to or instead of the disallowance in the stipulation. As of June 30, 2008, ComEd has not recorded any disallowances or regulatory assets as a result of the stipulation or the proposed order. Any adjustments required will take place at the time of the final ICC order. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, whether they will approve recovery of the previously incurred costs, or whether any rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect. Similarly, ComEd cannot predict whether the ICC will approve the riders or if the ICC will order any disallowances or write-offs, including any amounts associated therewith, which could be material to ComEd’s results of operations, cash flow or financial position.

Transmission Rate Case (Exelon and ComEd).    On March 1, 2007, ComEd filed a request with the Federal Energy Regulatory Commission (FERC) seeking approval to update its transmission rates and change the manner in which such rates are determined from fixed rates to a formula rate. ComEd also requested incentive rate treatment for certain transmission projects. In June 2007, FERC issued an order that conditionally approved ComEd’s proposal to implement a formula-based transmission rate effective as of May 1, 2007, subject to refund, hearing procedures and conditions. Effective May 1, 2007, PJM began billing customers based on the conditional FERC order.

In October 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached by most active parties and opposed by no party in the transmission rate proceeding. FERC approved the settlement agreement on January 16, 2008. The settlement agreement establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis. The settlement agreement provides for a base return on equity on transmission rate base of 11.0% plus an adder of 0.50% in recognition of ComEd’s participation in a regional transmission organization, a cap of 58% on the equity component of ComEd’s capital structure (declining to 55% by 2011), and a debt-only return based on ComEd’s long-term cost of debt on ComEd’s pension asset. The settlement agreement results in a first-year annual transmission network service revenue requirement increase of approximately $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC in its June 5, 2007 order. The formula rate will be updated annually to ensure that customers pay the actual

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of providing transmission services. In addition, on January 18, 2008, FERC issued an order on ComEd’s request for rehearing on incentive returns that permitted ComEd to include a 1.5% adder to the return on equity for ComEd’s largest transmission project, thereby resulting in a 13% return on equity for the project. The order also authorizes the inclusion of 100% of construction work in progress in rate base for that project, but rejects incentive treatment for certain other projects requested by ComEd. The cumulative impact of the above items is an annual revenue requirement of approximately $390 million. On February 19, 2008, several parties filed a petition for rehearing of FERC’s January 18 order. FERC has not yet ruled on this request.

On May 15, 2008, ComEd filed its first annual update filing, which updates ComEd’s formula rate to include actual 2007 expenses and capital additions plus forecasted 2008 capital additions. The update resulted in a revenue requirement of $456 million, which includes approximately $26 million related to the 2007 true-up for a total increase of approximately $66 million. The new rate will be used by PJM to determine charges for services in the ComEd zone for June 1, 2008 through May 31, 2009. The filing will be reviewed by FERC and intervenors, who have until December 2008 to challenge the calculation of the new rate. ComEd has been reflecting its best estimate of its anticipated approved true-up in the financial statements. As of June 30, 2008, ComEd had a regulatory asset associated with its 2007 true-up, which will be amortized through May 31, 2009. However, in calculating the estimated first-year formula rate true-up during the first quarter of 2008 and after the filing of the Registrants’ 2007 Annual Report on Form 10-K, ComEd identified an adjustment to be made for amounts inadvertently recorded in 2007 related to regulatory assets associated with the first-year formula rate true-up. The impact of the regulatory asset adjustment reduced Exelon’s and ComEd’s net income by $3 million (after tax) for the six months ended June 30, 2008.

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

Pennsylvania Gas Distribution Rate Case (Exelon and PECO).    On March 31, 2008, PECO filed a petition before the Pennsylvania Public Utility Commission (PAPUC) for a $98 million increase to its delivery service revenue to fund critical infrastructure improvement projects that will ensure the safety and reliability of the natural gas delivery system. On July 1, 2008, PECO received testimony submitted by various state and special interest parties opposing the level of the proposed rate increase. Testimony on behalf of the Pennsylvania Office of Consumer Advocate and the Pennsylvania Public Utility Commission’s Office of Trial Staff, in PECO’s estimate, suggests that PECO is entitled to increase its gas delivery service rates between approximately $50 and $60 million. Since receiving this testimony, the parties have commenced settlement discussions. PECO’s rebuttal testimony is due on July 24, 2008 and hearings are scheduled to begin August 12, 2008. The results of the rate case are expected to be known in the fourth quarter of 2008, and the new gas delivery rates would take effect no later than January 2009. PECO cannot predict how much of the requested increase the PAPUC will approve.

Pennsylvania Transition-Related Legislative and Regulatory Matters (Exelon, Generation and PECO).    In Pennsylvania and other states where retail electric generation rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential impact of electricity price increases on customers. Experiences in other states following the end of retail electric generation rate cap transition periods have created a heightened state of political concern that significant electricity price increases may also occur after the expiration of rate caps in Pennsylvania. While PECO’s retail electric generation rate cap transition period does not end until December 31, 2010, retail electric generation rate cap transition periods have expired for six other Pennsylvania electric companies, and in some instances have resulted in post-transition generation price increases. In recent months, elected officials in Pennsylvania have proposed a number of various initiatives to address the end of the electric rate cap transition period, such as:

•	Provide for a phase-in of increased electricity rates after expiration of retail electric generation rate caps;

•	Require installation of advanced metering technology to provide time-of-use rates to retail customers;

•	Permit electric distribution companies to enter into long-term contracts with large industrial customers;

•

Require electric distribution companies, such as PECO, to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power, and permit distribution companies to enter into long-term procurement contracts to support the construction of new generation resources.

Other measures suggested by elected officials in Pennsylvania include an extension of the electric generation rate cap period, a generation tax and contributions of value (potentially billions of dollars) by Pennsylvania utility companies toward rate relief initiatives or programs.

On July 9, 2008, the Pennsylvania Legislature passed and the Governor signed legislation providing a $650 million fund to support investment in renewable power resources and conservation. The fund will be appropriated from Pennsylvania’s General Fund. Other elements of the proposed comprehensive energy plan, including power procurement, rate-increase mitigation, and implementation of conservation and demand-side programs and smart-meter technology, were put off for further consideration when the Legislature reconvenes in its Fall 2008 session.

On March 14, 2008, PECO requested authorization from the PAPUC to begin phase one of a voluntary Residential Real-Time Pricing program. Available to up to 2,000 PECO customers, the program allows customers to view the next day’s energy prices, learn about how they use energy, and potentially save money by reducing energy use during the highest cost hours of the day. The PAPUC is expected to rule on PECO’s filing in the third quarter of 2008. If approved, PECO then will begin soliciting customer volunteers to participate in the program.

Through and Out (T&O) Rates and Seams Elimination Charge/Cost Adjustment/Assignment (SECA) (Exelon, ComEd and PECO).    In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of T&O rates for transmission service scheduled out of or across their respective transmission systems and ending within territories of PJM or Midwest Independent Transmission System Operator (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The transition rates, known as SECA, were collected from load-serving entities and paid to transmission owners within PJM and MISO over the period of December 1, 2004 through March 31, 2006, and were subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, while PECO has recorded $11 million of SECA charges net of SECA collections. The ALJs issued an Initial Decision on August 10, 2006 finding that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJs recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO filed exceptions to the Initial Decision and FERC, on review, will determine whether or not to accept the ALJs’ recommendation. There is no scheduled date for FERC to act on this matter. Separately, settlements have been reached by ComEd and PECO with various parties. FERC has approved several of these settlements while others are still awaiting FERC approval. Management of both ComEd and PECO believes that appropriate reserves have been established for the estimated portion of SECA collections that may be required to be refunded. These reserves generally reflect settlements reached to date. The ultimate outcome of the proceeding establishing SECA rates is uncertain, but ComEd and PECO do not believe ultimate resolution of this matter will have a material impact on their respective results of operations, cash flows, or financial positions.

PJM Transmission Rate Design (Exelon, ComEd and PECO).    In July 2006, the ALJ issued an Initial Decision that recommended that FERC implement the postage stamp rate suggested by FERC staff, effective as of April 1, 2006, but also allowed for the potential to phase in rate changes. In April 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. FERC also held that the costs of new facilities should be allocated under a different rate design. FERC held that the costs of new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating the costs of new transmission facilities lower than 500 kV. In September 2007, a settlement was reached on most of the issues relating to allocating costs of new transmission facilities lower than 500 kV. FERC’s decision on existing facilities leaves the status quo as to existing costs, which is substantially more favorable to Exelon than the ALJ’s decision as to existing facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that allocating the costs of new 500 kV facilities across PJM will increase costs to ComEd and reduce costs to PECO, as compared to the allocation methodology in effect before the FERC order. On May 21, 2007, Exelon, on behalf of Generation, ComEd, and PECO, and other parties filed requests for rehearing of FERC’s April 2007 order. On January 31, 2008, FERC denied rehearing on all issues. Several parties have filed petitions in the United States Court of Appeals for review of the decision. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates, and thus the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO also has the right to file with the PAPUC for a change in retail rates to reflect changes in its wholesale transmission costs. PECO cannot predict the long-term impact of any rate design changes due to the uncertainty as to whether new facilities will be built and how the costs of new facilities less than 500 kV will be allocated; however, the impact may be material to its results of operations, cash flows, or financial position.

PJM-MISO Regional Rate Design (Exelon, ComEd and PECO).    In August 2007, ComEd and PECO and several other transmission owners in PJM and MISO, as directed by a FERC order issued in November 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. On August 22, 2007, additional transmission owners and certain other entities filed protests urging FERC to reject the filing. On September 17, 2007, a complaint was filed at FERC asking FERC to find that the PJM-MISO rate design was

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unjust and unreasonable and to substitute a rate design that socializes the costs of all existing and new transmission facilities of 345 kV and above across PJM and MISO. ComEd and PECO filed a response in October 2007 stating that FERC should dismiss the complaint without a hearing. On January 31, 2008, FERC denied the complaint. A request for rehearing of these orders has been filed and any decision may then be subject to review in the United States Court of Appeals. ComEd and PECO cannot predict the outcome of this litigation.

Alternative Energy Portfolio Standards (Exelon and PECO).    In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act (AEPS Act). The AEPS Act requires that by the later of January 1, 2007, or the end of an electric distribution company’s retail electric generation rate cap transition period, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must be provided by certain alternative energy resources. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its transition period. On July 16, 2007, the Pennsylvania legislature modified the AEPS Act in HB 1203. The modification did not affect PECO’s request for acquiring and banking Alternative Energy Credits (AECs) or the proposed deferral of related costs. PECO has proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, would be recovered through a reconcilable surcharge mechanism as contemplated by the AEPS Act. On December 20, 2007, the PAPUC approved PECO’s plan to acquire, through a RFP, up to 240 MWs of AECs annually for a five-year term. Bids were received on March 13, 2008. On March 14, 2008, PECO’s third-party monitor’s report was submitted to the PAPUC for approval. The PAPUC issued a letter on March 19, 2008, stating that while PECO had conducted the RFP in accordance with the PAPUC approved process, the PAPUC required additional information. On March 21, 2008, the PAPUC rejected the bids PECO received for AECs. The bidders sought reconsideration on April 7, 2008. At its public meeting on June 24, 2008, the PAPUC granted the petition for reconsideration by one of the bidders and authorized acceptance of the bid. PECO is planning to issue a second RFP later in 2008.

Default Service Regulations (Exelon and PECO).    The final default service regulations became effective in Pennsylvania on September 15, 2007. The regulations allow for competitive procurement by distribution companies through auctions or RFPs, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Electric distribution companies, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO expires December 31, 2010.

Authorized Return on Rate Base (Exelon, ComEd and PECO).    With the end of the transition and rate freeze period in Illinois, the ICC authorized in the 2005 Rate Case a return on ComEd’s 2004 adjusted test year distribution rate base of 8.01% starting in 2007. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case discussed above, ComEd’s formula transmission rate currently provides for a weighted

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average debt and equity return on transmission rate base of 9.37% (exclusive of the incentive ROE on the large project discussed above). The weighted average debt and equity return on transmission rate base will be updated annually in accordance with the formula-based rate calculation discussed above.

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

On June 21, 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities, which updated and modified the tests that FERC had implemented in 2004. On December 14, 2007, FERC issued an order clarifying some provisions in the Final Rule. On January 14, 2008, Generation, ComEd and PECO filed an analysis using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrated that under those tests, one called the pivotal supplier test and the other the market share test, Generation, ComEd, and PECO should be permitted to continue to sell at market-based rates. On April 4, 2008, FERC requested Generation, ComEd and PECO to provide additional information. FERC is not expected to act on the filing until later in 2008. The Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short-term. The longer-term impact will depend on the future application by FERC of the Final Rule. On April 21, 2008, FERC issued an order on rehearing of its June 21, 2007 order and on July 17, 2008 FERC issued a further order on rehearing and clarification.

On March 12, 2008, the ICC intervened in the proceeding on the filing Generation, ComEd and PECO made with FERC. The ICC indicated it has no objection to FERC authorizing Exelon affiliates to continue making market-based sales; but the ICC argued that existing waivers of FERC rules on affiliate transactions should no longer apply between ComEd and its affiliates. If FERC adopts the ICC’s position, (1) no wholesale sale of electric energy could be made between ComEd and a market-regulated power sales affiliate, such as Generation without first receiving FERC authorization for the transaction; (2) sales of any non-power goods or services by ComEd to a market-regulated power sales affiliate, such as Generation, or nonutility affiliate must be at the higher of cost or market price; (3) except as provided in (4) below, ComEd may not purchase or receive non-power goods and services from a market-regulated power sales affiliate, such as Generation, or a non-utility affiliate at a price above market; and (4) ComEd may only purchase or receive non-power goods and services from Exelon Business Services Company, LLC (BSC) at cost. Each of Generation’s, ComEd’s and PECO’s management believes that it would not have a material impact to their respective results of operations, cash flows or financial positions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RPM (Exelon and Generation).    On August 31, 2005, PJM submitted a proposal to FERC for a new capacity payment construct to replace PJM’s then-existing capacity obligation rules. The proposal provided for a forward capacity procurement auction to establish capacity and payment obligations using a demand curve and locational deliverability zones for capacity. The FERC affirmed PJM’s proposal for forward commitments and other matters but encouraged PJM and the parties to that FERC proceeding to resolve other RPM issues by settlement. A settlement was reached on September 29, 2006 and was approved by FERC on December 22, 2006. The settlement provided for an auction 36 months in advance of each delivery year beginning with the delivery year ending May 31, 2012 and an expedited phase-in process for four transitional auctions covering delivery years ending on May 31 in 2008 through 2011. A number of parties appealed the FERC order approving the settlement, and those appeals have been consolidated and are pending in the United States Court of Appeals for the D.C. Circuit. Because the court did not stay the FERC order pending appellate review, PJM implemented RPM in 2007. PJM’s four transitional RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. The auction for the delivery year ending May 31, 2012 occurred in May 2008. On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. Most of the parties comprising the RPM Buyers group were parties to the settlement approved by FERC that established RPM. In the complaint, the RPM Buyers request that the total projected payments to RPM sellers for the three auctions at issue be materially reduced. On July 11, 2008, PJM filed its answer to the complaint, in which it denied the allegation that the rates are unjust and unreasonable. Also on that date, a coalition of RPM suppliers of which Generation is a member filed an intervention and protest also contending that the results of the RPM auctions at issue should not be disturbed. Insofar as RPM is expected to have a favorable impact on owners of generation facilities, particularly for generation facilities located in constrained zones, a successful challenge to RPM could have a material adverse effect on Generation. Generation began collecting RPM revenue on June 1, 2008 that is subject to this dispute. If FERC were to rule unfavorably on this matter, the impact for the period ended June 30, 2008, would not be material to Exelon’s or Generation’s results of operations, cash flows or financial position. However, the impact for subsequent periods could be material if these proceedings were to result in a significant loss of Generation’s RPM revenues. At this time, Generation is unable to assess the probable outcome of these proceedings or the resulting effect on Exelon’s or Generation’s results of operations, cash flows or financial position.

License Renewals (Exelon and Generation).    In December 2004, the NRC issued an order that will permit the Oyster Creek Generating Station (Oyster Creek) to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. In July 2005, AmerGen Energy Company, LLC (AmerGen) applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey Department of Environmental Protection (NJDEP). The contentions raised by these groups were reviewed and dismissed by NRC’s Atomic Safety Licensing Board (ASLB). In January 2008, the citizens group appealed the rejection of its contention to the NRC Commissioners. If the NRC rejects the appeal, the citizens group can further appeal to the Federal courts. The NJDEP appealed to the Third Circuit Court of Appeals one of its rejected contentions asserting that the NRC must consider terrorism risks as part of the re-licensing proceeding. This contention had previously been rejected by the ASLB and the NRC Commissioners. Further, in January 2008, AmerGen received a letter from the NJDEP concluding that Oyster Creek’s continued operation is consistent with New Jersey’s Coastal Management Program, and approving

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oyster Creek’s coastal land use plans for the next 20 years. This consistency determination is a necessary element for license renewal. With the NJDEP consistency determination and the rejection of the sole remaining contention by the ASLB, AmerGen is currently awaiting completion of the NRC staff’s consideration of the license renewal for Oyster Creek. The NRC’s approval is expected by the end of 2008.

On January 8, 2008, AmerGen submitted an application to the NRC to extend the operating license of Three Mile Island (TMI) Unit 1 for an additional 20 years from the expiration of its current license to April 2034. The NRC is expected to spend up to 30 months to review the application before making a decision. To date there have been no legal challenges to the application and the time for filing objections has expired. Generation expects approval from the NRC.

5.    Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).    As of June 30, 2008 and December 31, 2007, Exelon and ComEd each had goodwill of approximately $2.6 billion. Under the provisions of SFAS No. 142, goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

Other Intangible Assets (Exelon and ComEd).    Exelon’s and ComEd’s other intangible assets, included in deferred debits and other assets in the balance sheet, consisted of the following as of June 30, 2008 and December 31, 2007:

June 30, 2008	Gross	Accumulated Amortization	Net	Estimated amortization expense
				Remainder of 2008	2009	2010	2011	2012
Chicago settlement – 1999 agreement(a)	$100	$(57)	$43	$2	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(19)	43	2	4	4	4	4

Total intangible assets	$162	$(76)	$86	$4	$7	$7	$7	$7

December 31, 2007	Gross	Accumulated Amortization	Net	Estimated amortization expense
				2008	2009	2010	2011	2012
Chicago settlement – 1999 agreement(a)	$100	$(55)	$45	$3	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(17)	45	4	4	4	4	4

Total intangible assets	$162	$(72)	$90	$7	$7	$7	$7	$7

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

Pursuant to the agreement discussed above, ComEd received payments of $32 million from Midwest Generation to relieve Midwest Generation’s obligation under the fossil sale agreement to build the generation facility in the City. The payments received by ComEd, which have been recorded in other long term liabilities, are being recognized ratably (approximately $2 million annually) as an offset to amortization expense over the remaining term of the franchise agreement.

Exelon’s and ComEd’s net amortization expense related to intangible assets was $1 million for the three months ended June 30, 2008 and 2007 and $3 million for the six months ended June 30, 2008 and 2007.

6.    Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

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

As of June 30, 2008, Exelon Corporate, Generation, ComEd and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. See Note 11 of Exelon’s 2007 Annual Report on Form 10-K for further information regarding the credit facilities.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at June 30, 2008 and December 31, 2007:

Commercial paper borrowings	June 30, 2008	December 31, 2007
Exelon Corporate	$181	$—
Generation	1,087	—
PECO	205	246

Credit facility borrowings
ComEd	$—	$370

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Long-Term Debt

During the six months ended June 30, 2008, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)
ComEd	First Mortgage Bonds	6.45%	January 15, 2038	$450
ComEd	First Mortgage Bonds	5.80%	March 15, 2018	700
ComEd	First Mortgage Bonds(b)(c)	Variable	March 1, 2020	50
ComEd	First Mortgage Bonds(b)(c)	Variable	March 1, 2017	91
ComEd	First Mortgage Bonds(b)(c)	Variable	May 1, 2021	50
PECO	First and Refunding Mortgage Bonds	5.35%	March 1, 2018	500
PECO	First and Refunding Mortgage Bonds(d)	4.00%	December 1, 2012	150

(a)	Excludes unamortized bond discounts.
(b)

First Mortgage bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds that were issued to refinance variable auction-rate tax-exempt pollution control bonds.

(c)

During the second quarter of 2008, ComEd established a $216 million letter of credit facility, of which $194 million is used to provide credit enhancement to variable-rate tax exempt bonds including $3 million of accrued interest. The new facility and letters of credit issued under the new facility will expire on May 9, 2009.

(d)

First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction rate tax-exempt pollution control bonds.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement of Long-Term Debt

During the six months ended June 30, 2008, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00-8.00%	Various	$21

ComEd	Subordinated Debentures of ComEd Financing II	8.50%	January 15, 2027	155

ComEd	First Mortgage Bonds	3.70%	February 1, 2008	295

ComEd	First Mortgage Bonds	8.00%	May 15, 2008	120

ComEd	ComEd Transitional Funding Trust	5.74%	December 25, 2008	180

ComEd	Sinking fund debentures	3.875%	January 1, 2008	1

ComEd	First Mortgage Bonds(a)	Variable	March 1, 2020	50

ComEd	First Mortgage Bonds(a)	Variable	March 1, 2017	91

ComEd	Sinking fund debentures	4.75%	December 1, 2011	1

PECO	First and Refunding Mortgage Bonds(b)	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds(b)	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds(b)	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds(b)	Variable	December 1, 2012	4

PECO	First and Refunding Mortgage Bonds	3.50%	May 1, 2008	450

PECO	PECO Energy Transition Trust (PETT) Transition Bonds	6.13%	September 1, 2008	207

PECO	PETT Transition Bonds	7.625%	March 1, 2009	54

Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	2

(a)

First Mortgage bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds that were issued to refinance variable auction-rate tax-exempt pollution control bonds.

(b)

First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction rate tax-exempt pollution control bonds.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

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

Fair-Value Hedges.    At June 30, 2008 and December 31, 2007, Exelon had $100 million and $100 million, respectively, of notional amounts of fair-value hedges outstanding related to interest rate swaps, with fair values of $4 million and $4 million, respectively. During the six months ended June 30, 2008 and 2007, no amounts relating to fair-value hedges were recorded in the results of operations as a result of ineffectiveness.

Cash-Flow Hedges.    At June 30, 2008 and December 31, 2007, the Registrants did not have any interest rate swaps designated as cash-flow hedges outstanding.

Energy-Related Derivatives (Exelon, Generation, ComEd and PECO)

Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s assessment of the market, weather, operational, and other factors. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Under the provisions of SFAS No. 133, the economic hedges are recognized on the balance sheet at their fair value unless they qualify for the normal purchases or normal sales exception. For economic hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K.

ComEd has entered into certain other derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. ComEd believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the initial ComEd power procurement auction and the recent RFP (as further discussed in Note 4 — Regulatory Issues) qualify for the normal purchases and normal sales exception to SFAS No. 133. In addition, all of PECO’s gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception to SFAS No. 133.

Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. The proprietary trading activities, which included volumes of 1,784 gigawatt hours (GWhs) and 3,646 GWhs for the three and six months ended June 30, 2008 and 4,775 GWhs and 9,876 GWhs for the three and six months ended June 30, 2007, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

The following table provides a summary of the fair value balances of the derivatives recorded by Exelon, Generation and ComEd as of June 30, 2008:

	Generation					ComEd	Other		Exelon
Derivatives	Cash- Flow Hedges(a)	Other Derivatives	Proprietary Trading	Netting(b)	Subtotal(c)	IL Settlement Swap(a)	Interest- Rate Swap	Intercompany Eliminations	Total Derivatives
Current assets	$1	$786	$309	$(396)	$700	$151	$—	$(151)	$700
Noncurrent assets	—	246	146	(187)	205	623	4	(623)	209

Total mark-to-market assets	$1	$1,032	$455	$(583)	$905	$774	$4	$(774)	$909

Current liabilities	$(1,217)	$(331)	$(78)	$396	$(1,230)	$—	$—	$151	$(1,079)
Noncurrent liabilities	(1,136)	(198)	(26)	187	(1,173)	—	—	623	(550)

Total mark-to-market liabilities	$(2,353)	$(529)	$(104)	$583	$(2,403)	$—	$—	$774	$(1,629)

Total mark-to-market energy contract net (liabilities) assets	$(2,352)	$503	$351	$—	$(1,498)	$774	$4	$—	$(720)

(a)

Includes current and noncurrent liability for Generation and current and noncurrent asset for ComEd of $151 million and $623 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

(b)

Represents the netting of fair value balances with the same counterparty between cash-flow hedges, other derivatives and proprietary trading. See Note 3 — New Accounting Pronouncements for further information.

(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $334 million and $140 million, respectively, and current and noncurrent liabilities are shown net of collateral of $431 million and $199 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the fair value balances of the derivatives recorded by Exelon, Generation and ComEd as of December 31, 2007:

	Generation					ComEd	Other		Exelon
Derivatives	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Netting(b)	Subtotal(c)	IL Settlement Swap(a)	Interest Rate Swap	Intercompany Eliminations	Total Derivatives
Current assets	$37	$110	$123	$(23)	$247	$13	$—	$(13)	$247
Noncurrent assets	—	59	12	(20)	51	443	4	(443)	55

Total mark-to-market energy contract assets	$37	$169	$135	$(43)	$298	$456	$4	$(456)	$302

Current liabilities	$(146)	$(90)	$(34)	$23	$(247)	$—	$—	$13	$(234)
Noncurrent liabilities	(677)	(81)	(3)	20	(741)	—	—	443	(298)

Total mark-to-market energy contract liabilities	$(823)	$(171)	$(37)	$43	$(988)	$—	$—	$456	$(532)

Total mark-to-market energy contract net (liabilities) assets	$(786)	$(2)	$98	$—	$(690)	$456	$4	$—	$(230)

(a)

Includes current and noncurrent liability for Generation and current and noncurrent asset for ComEd of $13 million and $443 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

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

Illinois Settlement Swap Contract (Exelon, Generation and ComEd).    In order to fulfill a requirement of the Illinois Settlement, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007, the effect of which is to cause ComEd to pay fixed prices and to cause Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash-flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, thereby ensuring ComEd of full cost recovery in rates, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. During the six months ended June 30, 2008 and the year ended December 31, 2007, Generation recorded an increase in current and noncurrent mark-to-market derivative liabilities totaling $318 million and $456 million, respectively, and ComEd recorded an increase in regulatory liabilities of $318 million and $456 million, respectively, associated with the swap contract. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Flow Hedges (Exelon, Generation and ComEd).    Economic hedges that qualify as cash-flow hedges primarily consist of forward power sales and power swaps. At June 30, 2008, Generation had net unrealized pre-tax losses on effective cash-flow hedges of $2,758 million being deferred within accumulated OCI, including approximately $723 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at June 30, 2008, approximately $1,508 million of these net pre-tax unrealized losses within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $146 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects that the majority of its cash-flow hedges will settle during 2008 and 2009 and, for the ComEd financial swap contract, during 2009 through 2012. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

The tables below provide the activity of accumulated other comprehensive income (OCI) related to cash-flow hedges for the three and six months ended June 30, 2008 and 2007, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Three Months Ended June 30, 2008	Generation		Exelon
	Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative loss at March 31, 2008	$(1,065	)(a)	$(743)
Effective portion of changes in fair value	(722	)(b)	(601)
Reclassifications from accumulated OCI to net income	126	(c)	122

Accumulated OCI derivative loss at June 30, 2008	$(1,661)		$(1,222)

(a)	Includes $318 million loss, net of taxes, related to the fair value of the five-year financial swap contract with ComEd.
(b)	Includes $121 million loss, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended June 30, 2008.
(c)

Includes $4 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd during the three months ended June 30, 2008.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Six Months Ended June 30, 2008	Generation		Exelon
	Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative loss at December 31, 2007	$(548	)(a)	$(270)
Effective portion of changes in fair value	(1,296	)(b)	(1,131)
Reclassifications from accumulated OCI to net income	183	(c)	179

Accumulated OCI derivative loss at June 30, 2008	$(1,661)		$(1,222)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes $275 million loss, net of taxes, related to the fair value of the five-year financial swap contract with ComEd.
(b)	Includes $165 million loss, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the six months ended June 30, 2008.
(c)

Includes $4 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd during the six months ended June 30, 2008.

Three Months Ended June 30, 2007	Generation	ComEd	Exelon
	Energy-Related Hedges	Energy-Related Hedges	Total Cash-Flow Hedges
Accumulated OCI derivative loss at March 31, 2007	$(174)	$(1)	$(175)
Effective portion of changes in fair value	211	—	211
Reclassifications from accumulated OCI to net income	(4)	1	(3)

Accumulated OCI derivative gain at June 30, 2007	$33	$—	$33

Six Months Ended June 30, 2007	Generation	ComEd	Exelon
	Energy-Related Hedges	Energy-Related Hedges	Total Cash-Flow Hedges
Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(4)	$246
Effective portion of changes in fair value	(200)	—	(200)
Reclassifications from accumulated OCI to net income	(17)	4	(13)

Accumulated OCI derivative gain at June 30, 2007	$33	$—	$33

Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $209 million and $304 million pre-tax gain for the three and six months ended June 30, 2008, respectively, and a $8 million and $29 million pre-tax gain for the three and six months ended June 30, 2007, respectively. Given that the cash-flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash-flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights whose changes in fair value are recognized in earnings each period and auction revenue rights. During the three and six months ended June 30, 2008, cash-flow hedge ineffectiveness of $31 million and $81 million, respectively, was reclassified from accumulated OCI into results of operations, of which $26 million, and $51 million, respectively, was related to Generation’s financial swap contract with ComEd. During the three and six months ended June 30, 2007, amounts reclassified from accumulated OCI into earnings as a result of ineffectiveness were not significant to Generation’s results of operations, cash flows, or financial positions.

For the three and six months ended June 30, 2007, ComEd’s cash-flow hedge activity impact to pre-tax income based on the reclassification adjustment from accumulated OCI to results of operations was a $2 million and $6 million pre-tax gain, respectively. For the three and six months ended June 30, 2008, ComEd had no cash flow hedges outstanding.

Other Derivatives (Exelon, Generation and ComEd).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three and six months ended June 30, 2008 and 2007, the following net pre-tax mark-to-market gains

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(losses) relating to changes in the fair values of certain purchased power and sale contracts pursuant to SFAS No. 133 were reported in fuel and purchased power expense, revenue, and operating and maintenance expense at Generation, ComEd and Exelon Corporate, respectively, in the Consolidated Statements of Operations and in net realized and unrealized mark-to-market transactions in the Consolidated Statements of Cash Flows.

Three Months Ended June 30, 2008	Exelon and Generation
Unrealized mark-to-market gains	$119
Realized mark-to-market gains (losses)	(11)

Total net mark-to-market gains	$108

Six Months Ended June 30, 2008	Exelon and Generation
Unrealized mark-to-market gains	$232
Realized mark-to-market gains (losses)	(11)

Total net mark-to-market gains	$221

Three Months Ended June 30, 2007	Generation	ComEd	Other(a)	Exelon
Unrealized mark-to-market gains (losses)	$(5)	$(3)	$(10)	$(18)
Realized mark-to-market gains (losses)	(12)	1	—	(11)

Total net mark-to-market gains (losses)	$(17)	$(2)	$(10)	$(29)

Six Months Ended June 30, 2007	Generation	ComEd	Other	Exelon
Unrealized mark-to-market gains (losses)	$(81)	$(2)	$(11)	$(94)
Realized mark-to-market gains (losses)	(54)	2	—	(52)

Total net mark-to-market gains (losses)	$(135)	$—	$(11)	$(146)

Proprietary Trading Activities (Generation).    For the three and six months ended June 30, 2008 and 2007, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in net realized and unrealized mark-to-market transactions in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized mark-to-market gains	$81	$32	$103	$32
Realized mark-to-market losses	(12)	(2)	(23)	(4)

Total net mark-to-market gains	$69	$30	$80	$28

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

Under the Illinois auction rules and the supplier forward contracts that ComEd entered into with counterparty suppliers, including Generation, beginning in 2007, collateral postings are one-sided from suppliers only. Generation entered into similar supplier forward contracts with Ameren, with one-sided collateral postings only from Generation. That is, if market prices have fallen below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren are not required to post collateral; however, when market prices have risen above contracted price levels with ComEd or Ameren, counterparty suppliers, including Generation, are required to post collateral once certain credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s (S&P) and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As of March 19, 2008, ComEd was upgraded to investment grade by S&P, and therefore, the above condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. Illinois Settlement Legislation passed in Illinois during 2007 established a new procurement process that utilizes a pay as bid RFP mechanism in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process. Under the terms of the RFP, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established credit thresholds outlined in the agreement. Collectively under all of the above-mentioned contracts, as of June 30, 2008, there was no cash collateral posted between Generation and ComEd; however, Generation has issued letters of credit totaling $615 million to ComEd. Collectively under all of the above-mentioned contracts, as of June 30, 2008, ComEd received $69 million of cash collateral. As of June 30, 2008 ComEd does not have any cash collateral or letters of credit outstanding to suppliers.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

Exelon and Generation adopted the provisions of FSP FIN 39-1 on January 1, 2008. As a result of the adoption, Exelon and Generation record cash flow hedges and other derivative and proprietary trading activities in the balance sheet on a net basis and offset the fair value amounts recognized for energy-related derivatives with cash collateral paid to or received from counterparties under master netting arrangements.

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

As of June 30, 2008 and December 31, 2007, the amounts of cash collateral not offset against net derivative positions, because they were not associated with energy-related derivatives, were not significant to Exelon’s and Generation’s financial positions.

8.    Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and Exelon Corporate employees, except for those employees of Generation’s wholly owned subsidiary, AmerGen, who participate in the separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan.

The Pension Protection Act of 2006 became effective January 1, 2008 and affected the manner in which many companies, including Exelon and AmerGen, administer their pension plans. Exelon prospectively amended the vesting schedule, benefit crediting rate and investment crediting rate of its relevant cash balance pension plans in accordance with interim guidance issued by the U.S. Treasury Department pursuant to the Pension Protection Act. These changes to the cash balance pension plans did not have a material impact on Exelon’s or Generation’s results of operations, cash flows or financial positions. The U.S. Treasury Department’s interim guidance indicates that further guidance will be forthcoming, and it is possible that Exelon and AmerGen will make additional amendments to their cash balance plans in response to the future guidance.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension and Other Postretirement Benefits — Consolidated Plans (Exelon, Generation, ComEd and PECO)

The following tables present the components of Exelon’s net periodic benefit costs for the three and six months ended June 30, 2008 and 2007. The 2008 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. The 2008 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.80%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$41	$40	$27	$28
Interest cost	159	151	52	47
Expected return on assets	(209)	(204)	(30)	(30)
Amortization of:
Transition obligation	—	—	2	3
Prior service cost (benefit)	3	4	(14)	(14)
Actuarial loss	32	37	13	15

Net periodic benefit cost	$26	$28	$50	$49

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$82	$81	$54	$53
Interest cost	318	302	104	96
Expected return on assets	(418)	(408)	(60)	(58)
Amortization of:
Transition obligation	—	—	4	5
Prior service cost (benefit)	6	8	(28)	(28)
Actuarial loss	64	74	26	32
Settlements	6	—	—	—

Net periodic benefit cost	$58	$57	$100	$100

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were included in capital additions and operating and maintenance expense during the three and six months ended June 30, 2008 and 2007, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and Postretirement Benefit Costs	2008	2007	2008	2007
Generation	$35	$35	$70	$71
ComEd	25	27	50	51
PECO	8	6	16	16
Other(a)	8	9	22	19

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

Exelon expects to contribute approximately $215 million to the benefit plans in 2008, of which Generation, ComEd and PECO expect to contribute $103 million, $53 million and $39 million, respectively.

Pension and Other Postretirement Benefits — AmerGen Plans (Generation)

The following tables present the components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 for the AmerGen-sponsored plans. The 2008 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$3	$3	$2	$2
Interest cost	2	2	2	2
Expected return on assets	(2)	(2)	—	—
Amortization of prior service cost		—		(1)

Net periodic benefit cost	$3	$3	$4	$3

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$6	$6	$4	$4
Interest cost	4	4	4	3
Expected return on assets	(4)	(4)	—	—
Amortization of prior service cost		—		(1)

Net periodic benefit cost	$6	$6	$8	$6

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The Registrants match a percentage of the employee contributions up to certain limits. The following table presents, by registrant, the matching contributions to the savings plans during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30
Savings Plan Matching Contributions	2008	2007	2008	2007
Exelon	$17	$16	$33	$32
Generation	8	7	16	15
ComEd	5	5	10	9
PECO	2	2	4	3

9.    Income Taxes (Exelon, Generation, ComEd and PECO)

Exelon’s effective income tax rate from continuing operations for the three and six months ended June 30, 2008 was 35.9% and 33.7%, respectively, as compared to 30.9% and 31.9% for the three and six months ended June 30, 2007, respectively. The increase in the effective tax rate was primarily attributable to the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007 resulting in an increase of 6.3% and 5.4% for three and six months ended June 30, 2008, respectively, partially offset by a tax benefit on realized and unrealized losses on the decommissioning trust funds recorded at Generation resulting in a decrease of 1.6% and 2.4% for three and six months ended June 30, 2008, respectively, and state income tax benefits resulting in a decrease of 1.5% for the six months ended June 30, 2008. The tax benefit on the realized and unrealized losses discussed above was recorded at a higher statutory tax rate than Exelon’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the three and six months ended June 30, 2008 since the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate.

Generation’s effective income tax rate from continuing operations for the three and six months ended June 30, 2008 was 37.0% and 34.9% respectively as compared to 37.6% and 37.6% respectively for the three and six months ended June 30, 2007. Generation’s effective tax rate for both of these periods decreased primarily as a result of recording a tax benefit in the first and second quarters of 2008 on realized and unrealized losses in its nuclear decommissioning fund investments. The tax benefits on the realized and unrealized losses discussed above were recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the three and six months ended June 30, 2008 since the annual amount of these losses cannot be reliably estimated and therefore were not included in the forecasted effective tax rate.

ComEd’s effective income tax rate for the three and six months ended June 30, 2008 was 37.5% and 38.2% as compared to 38.3% and 38.9% for the three and six months ended June 30, 2007. Overall, the effective tax rate remains relatively unchanged; however, ComEd’s income tax expense was reduced in the second quarter of 2008 for an IRS settlement of $4 million, which was offset by an increase in income tax expense of $4 million due to non-deductible interest expense.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO’s effective income tax rate for the three and six months ended June 30, 2008 was 30.1% and 30.8% as compared to 36.4% and 35.1% for the three and six months ended June 30, 2007. The decrease in the effective tax rate was a result of reduced income while permanent differences remained relatively constant, and the exclusion of an adjustment to investment tax credits included in the three and six months ended June 30, 2007.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $1.7 billion, $567 million, $674 million and $404 million, respectively, of unrecognized tax benefits as of June 30, 2008. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since March 31, 2008.

Other Tax Matters

1999 Sale of Fossil Generating Assets (Exelon and ComEd)

Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. As of June 30, 2008 and December 31, 2007, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s ability to defer all or a portion of this tax liability depends in part on whether its treatment of the sales proceeds, as having been received in connection with an involuntary conversion, is ultimately sustained, either by the IRS or a court, which might ultimately decide the issue. Exelon’s ability to continue to defer the remainder of the tax liability on the fossil plant sale depends also in part on whether its tax characterization of a purchase and leaseback transaction Exelon entered into in connection with the fossil plant sale is respected as a purchase and leaseback (the like-kind exchange transaction), either by the IRS or by a court, which might ultimately decide the issue. In the third quarter of 2007, Exelon received the IRS’ audit report for the taxable period 1999 through 2001, which reflected the full disallowance of the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that the sales proceeds were not received in connection with an involuntary conversion of certain ComEd property rights. In addition, the IRS indicated its position that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a sale-in, lease-out (SILO), and, therefore, the IRS is treating it as a “listed transaction” pursuant to IRS guidance issued in 2005. A listed transaction is one which the IRS considers to be a potentially abusive tax shelter. The IRS’ view is that the like-kind transaction did not provide Exelon with a current ownership interest in any property. Exelon disagrees with the IRS’s characterization of its purchase and leaseback as a SILO and believes its position is justified. In addition, the IRS asserted penalties with respect to the involuntary conversion and like-kind exchange transaction. In the third quarter of 2007, Exelon appealed the disallowance of the deferral of gain as well as the assertion of the penalties to IRS Appeals. Exelon will continue to vigorously defend its positions throughout the IRS Appeals process and any subsequent litigation. Exelon believes it is unlikely that the penalties will be ultimately sustained. If Exelon’s and ComEd’s management decide to litigate the matter, ComEd may be required to pay the tax and related interest due on the deficiency and file suit for refund.

A successful IRS challenge to ComEd’s positions would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of June 30, 2008, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $1.0 billion. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations by as much as $184 million (after tax) related to interest expense. Due to the fact that Exelon believes it is unlikely that the penalty assertion will be ultimately sustained, Exelon and ComEd have not recorded a reserve for the penalties. Should the IRS prevail in asserting such penalty, it will result in an after-tax charge of an additional $196 million to Exelon’s and ComEd’s results of operations. Exelon’s and ComEd’s management believe that interest and penalties have been appropriately accounted for in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations, cash flows and financial positions, and such impacts could be material. The timing of the final resolution of this matter is unknown. Exelon has accrued interest on these tax positions consistent with the requirements of FIN 48.

Interest on Tax Refunds (Generation and ComEd)

During the first quarter of 2008 and after the filing of the Registrants’ 2007 Annual Report on Form 10-K, Generation and ComEd identified adjustments to be made for amounts recorded in 2007 related to a settlement with the IRS of a research and development claim. Upon further review of the settlement and Exelon’s tax sharing agreements, it was determined that $4 million (after tax) of interest expense recorded in the fourth quarter of 2007 upon finalization of the settlement with the IRS and $2 million of interest recorded through retained earnings in the first quarter of 2007 upon the adoption of FIN 48 was inadvertently recorded at Generation and should have been recorded at ComEd. Management believes these amounts are immaterial individually and in the aggregate to any previously issued financial statements, and also immaterial to expected full year results of operations for 2008. Consequently during the first quarter of 2008, ComEd recorded an increase in interest expense of $4 million (after tax) and a reduction in retained earnings of $2 million and Generation recorded a reduction in interest expense of $4 million (after tax) and an increase in retained earnings of $2 million. There was no net impact at Exelon for the adjustment related to the settlement with the IRS as the adjustments to ComEd and Generation were eliminated in consolidation.

Illinois Senate Bill 1544 (Exelon)

In August 2007, the Governor of Illinois signed Illinois Senate Bill (SB) 1544 into law, which became effective January 1, 2008. SB 1544 provides for market-based sourcing of the generation and the sale of electricity for Illinois income tax purposes. This legislation affects the method in which sales of electricity are apportioned in the determination of the Illinois income tax. In January 2008, the Governor of Illinois signed Illinois SB 783 into law, which amended certain provisions of SB 1544, including the method in which sales of electricity are apportioned. The language in both SB 1544 and SB 783 is broad based and undefined, and SB 783 expressly provides that the sourcing of electricity shall be subject to rules prescribed by the Illinois Department of Revenue. Based on the limited statutory definitions and legislative intent available at this time, Exelon cannot reasonably estimate the impact on its Illinois income tax. The Illinois Department of Revenue is expected to issue guidance implementing this legislation. As guidance is released, Exelon will further assess the impact that SB 1544 and SB 783 may have on its financial position, results of operations and cash flows.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 45K contained a provision under which the tax credits were phased out (i.e., eliminated) in the event crude oil prices for a year exceeded certain thresholds. Exelon was required to pay for tax credits based on the production of the facilities regardless of whether or not a phase-out of the tax credits was anticipated. However, Exelon has the legal right to recover a portion of the payments made to the Sellers related to phased-out tax credits. In March 2008, the IRS published the 2007 oil Reference Price which resulted in a 67% phase-out of tax credits for calendar year 2007 that reduced Exelon’s earned after-tax credits of $258 million to $85 million for the year ended December 31, 2007. At December 31, 2007, Exelon had estimated the 2007 phase-out to be 68% and had net receivables on its Consolidated Balance Sheet from the Sellers totaling $171 million associated with the portion of the payments previously made to the Sellers related to tax credits that were phased out for 2007. The difference between the actual 2007 phase-out and the 2007 phase-out previously estimated resulted in a $4 million increase in 2007 tax credits and a corresponding after-tax expense of $4 million, which has been reflected in Exelon’s operating results for the six months ended June 30, 2008. At June 30, 2008, Exelon had net receivables on its Consolidated Balance Sheet from the Sellers totaling $162 million for the portion of the payments previously made to the Sellers related to tax credits that were phased out for 2007. Upon collection of the related receivables, the agreements with the Sellers will terminate, which Exelon expects to occur prior to December 31, 2008.

Interests in synthetic fuel-producing facilities reduced Exelon’s net income by $1 million and increased Exelon’s net income by $27 million during the three months ended June 30, 2008 and 2007, respectively. Additionally, interests in synthetic fuel-producing facilities did not have any net impact on Exelon’s net income for the six months ended June 30, 2008 and increased Exelon’s net income by $52 million during the six months ended June 30, 2007. Net income from interests in synthetic fuel-producing facilities is reflected in the Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net.

The non-recourse notes payable principal balance was $21 million at December 31, 2007. The final note payment was made in January 2008 to reduce the non-recourse notes payable principal balance to zero.

10.    Asset Retirement Obligations (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations (ARO) (Exelon and Generation)

Generation and AmerGen have legal obligations to decommission their nuclear power plants following the expiration of their operating licenses. Generation and AmerGen will pay for their respective obligations using trust funds that have been established for this purpose.

The following table provides a roll forward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2008 to June 30, 2008:

Exelon and Generation
Nuclear decommissioning AROs at January 1, 2008(a)	$3,578
Net decrease resulting from updates to estimated future cash flows	(39)
Accretion expense	116
Payments to decommission retired plants	(7)

Nuclear decommissioning AROs at June 30, 2008(a)	$3,648

(a)

Includes $16 million and $13 million as the current portion of the ARO at January 1, 2008 and June 30, 2008, respectively, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

At June 30, 2008 and December 31, 2007, Exelon and Generation had nuclear decommissioning trust fund investments totaling $6,433 million and $6,823 million, respectively.

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

As a result of the adoption of SFAS No. 159, Exelon and Generation recorded a cumulative effect adjustment of $160 million, net of deferred taxes of $286 million and regulatory offsets of $871 million, as an increase to the opening balance of retained earnings and undistributed earnings, respectively.

The following table presents the unrealized gains related to the nuclear decommissioning trust fund investments that were included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2007, prior to the adoption of SFAS No. 159.

	Exelon and Generation
December 31, 2007	Accumulated OCI
	Gross Unrealized Gains	Contractual Elimination(a)	Subtotal	Deferred Income Taxes	Net Unrealized Gains
Regulated former ComEd and former PECO trusts	$1,081	$871	$210	$181	$29
AmerGen and unregulated portions of Peach Bottom trusts	236	—	236	105	131

Total	$1,317	$871	$446	$286	$160

(a)

Represents the elimination of the gross unrealized gains and certain income taxes related to the nuclear decommissioning trust fund investments associated with the former ComEd and former PECO units, which are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides unrealized gains (losses) on decommissioning trust funds and other-than-temporary impairment of decommissioning trust funds for the three and six months ended June 30, 2008 and 2007:

	Exelon and Generation
	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
Net unrealized gains (losses) on decommissioning trust funds — regulated units	$(111	)(b)	$131	(b)	$(335	)(b)	$181	(b)
Net unrealized gains (losses) on decommissioning trust funds — unregulated units	(29	)(c)	47	(d)	(99	)(c)	64	(d)
Other-than-temporary impairment of decommissioning trust funds — regulated units(a)	n/a		(12	)(b)	n/a		(20	)(b)
Other-than-temporary impairment of decommissioning trust funds — unregulated units(a)	n/a		(2	)(c)	n/a		(4	)(c)

(a)

As a result of certain Nuclear Regulatory Commission restrictions, Exelon and Generation were unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and, accordingly, recognized any unrealized holding losses immediately.

(b)

Subject to contractual elimination pursuant to regulatory accounting and included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(c)	Included in other, net in Exelon’s and Generation’s Consolidated Statements of Operations.
(d)	Included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets.

Interest and dividends on nuclear decommissioning trust fund investments are recognized when earned and are included in other, net in Exelon’s and Generation’s Consolidated Statements of Operations.

Refer to Note 15 — Related Party Transactions for information regarding intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Earnings Per Share and Shareholders’ Equity (Exelon)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$749	$703	1,330	$1,384
Income from discontinued operations	(1)	(1)	(1)	9

Net income	$748	$702	1,329	$1,393

Average common shares outstanding — basic	657	675	658	674
Assumed exercise of stock options, performance share awards and restricted stock	5	5	5	5

Average common shares outstanding — diluted	662	680	663	679

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1 million for the three months ended June 30, 2008. There were no stock options excluded from the calculation of diluted common shares outstanding due to their antidilutive effect for the six months ended June 30, 2008 and the three and six months ended June 30, 2007.

Share Repurchases

On August 31, 2007 and December 19, 2007, Exelon’s Board of Directors approved ASR programs for up to $1.25 billion and $500 million, respectively, of Exelon’s outstanding common stock. As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities.

On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under the first ASR program. In addition, on February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under the second ASR program. In accordance with EITF 99-7, “Accounting for an Accelerated Share Repurchase Program,” Exelon accounts for each of the ASR programs as two distinct transactions, as shares of common stock acquired in a treasury stock transaction and as a forward contract indexed to Exelon’s own common stock.

In September 2007 and February 2008, Exelon received the minimum number of shares, as determined by each of the ASR agreements, which amounted to 15.1 million shares and 5.8 million shares, respectively. These initial shares were recorded as treasury stock, at cost, for $1.17 billion and $436 million in September 2007 and February 2008, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon accounts for the forward contracts in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires that the contract be initially measured at fair value, reported in permanent equity and subsequently accounted for based on its equity classification. Each ASR agreement provides that Exelon is not required to make any additional cash payment or deliver or return any shares upon settlement of the forward contract to the investment banks in this transaction. The forward contract issued in September 2007 was settled in February 2008 when Exelon received 525,666 shares valued at $42 million. The ultimate settlement of this forward contract was based on changes in the price of Exelon’s common stock from September 24, 2007 through the date of settlement. The forward contract issued in February 2008 was settled in May 2008 when Exelon received 260,086 shares valued at $22 million. The ultimate settlement of this forward contract was based on changes in the price of Exelon’s common stock from February 29, 2008 through the date of settlement.

Under the share repurchase programs, 34.9 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of June 30, 2008. During the six months ended June 30, 2008 and 2007, Exelon repurchased 6.6 million shares and 0.6 million shares, respectively, of common stock under the share repurchase programs for $500 million, including the impact of the settlement of forward contracts, and $37 million, respectively.

12.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2007, see Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K. All significant contingencies are disclosed below.

Energy Commitments

Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as of June 30, 2008 did not change significantly from December 31, 2007, except for the following:

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $379 million during the six months ended June 30, 2008, due to the fulfillment of approximately $967 million of 2008 commitments during the six months ended June 30, 2008, partially offset by increases of approximately $404 million, $139 million and $45 million related to 2009, 2010 and 2011 sales commitments, respectively. The increases were primarily due to increased overall hedging activity in the normal course of business.

In March 2008, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2008 to May 2009. See Note 4 — Regulatory Issues for further information. These contracts resulted in an increase in ComEd’s energy commitments of $249 million for the remainder of 2008 and $130 million for 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of June 30, 2008 did not change significantly from December 31, 2007, except for the following:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $221 million during the six months ended June 30, 2008, reflecting increases of approximately $275 million, $125 million, $29 million, $23 million, and $33 million for 2009, 2010, 2011, 2012 and 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $264 million of 2008 commitments during the six months ended June 30, 2008.

•

PECO’s total fuel purchase obligations increased by approximately $64 million during the six months ended June 30, 2008, reflecting increases of $22 million and $42 million in 2008 and 2009, respectively, primarily related to the purchase of natural gas and related transportation services.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of June 30, 2008, representing commitments potentially triggered by future events, did not change significantly from December 31, 2007, except for the following:

•	Exelon’s letters of credit increased $680 million and guarantees increased by $49 million primarily as a result of energy trading activities.

•

Generation’s letters of credit increased by $1.1 billion, including an increase of $606 million related to letters of credit that are posted to ComEd related to the Illinois procurement auction and RFP, primarily as a result of energy trading activities.

•

ComEd’s letters of credit increased by $174 million primarily as a result of the new procurement arrangements and new letters of credit to provide credit enhancement for certain tax-exempt First Mortgage Bonds. See Note 6 — Debt and Credit Agreements for more information related to the new letter of credit facility.

•

In May 2008, ComEd entered into contracts for the procurement of renewable energy credits totaling approximately $19 million, $4 million to be purchased in 2008, and $15 million to be purchased in 2009. See Note 4 — Regulatory Issues for more information.

•	PECO’s PJM regional transmission expansion plan (RTEP) baseline project commitments for 2009 decreased by $6 million primarily as a result of changes in the estimation of costs for certain projects.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. The remaining exposures covered by these indemnities are anticipated to expire in 2008 and beyond. As of June 30, 2008, Exelon’s accrued liabilities related to these indemnifications and guarantees were $44 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at June 30, 2008.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guaranty are anticipated to expire in the second half of 2008 and beyond.

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

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site. For most of the sites, the interim agreement contemplated that neither party would pay less than 20%, or more than 80% of the final costs for each site. On April 17, 2006,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nicor submitted a demand for arbitration of the cost allocation for the 38 MGP sites. In July 2007, ComEd and Nicor reached an agreement on the allocation of costs for the MGP sites. On January 3, 2008, ComEd and Nicor executed the definitive written agreement. The agreement is contingent upon ICC approval. Through June 30, 2008, ComEd has incurred approximately $119 million associated with remediation of the sites in question. ComEd’s accrual as of June 30, 2008 for these environmental liabilities reflects the cost allocations contemplated in the definitive agreement.

Based on the final order received in ComEd’s 2005 Rate Case, beginning in 2007, ComEd is recovering MGP remediation costs from customers, through a rider, subject to periodic reconciliation. Such recovery is reflected as a regulatory asset. Pursuant to a PAPUC order, PECO is currently recovering costs for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 13 — Supplemental Financial Information for further information regarding regulatory assets and liabilities.

As of June 30, 2008 and December 31, 2007, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

June 30, 2008	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$128	$107
Generation	13	—
ComEd	76	70
PECO	39	37

December 31, 2007	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$132	$110
Generation	14	—
ComEd	77	71
PECO	41	39

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

On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties and will review one significant aspect of the Second Circuit Court’s opinion — whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. It is expected that the U.S. Supreme Court will hear the appeal before the end of 2008, with a decision in 2009. Should the U.S. Supreme Court find that the EPA can utilize the cost-benefit compliance option, this would provide the utility industry with flexible and cost-effective alternatives.

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

In a pre-draft permit dated May 13, 2005 and a draft permit issued on July 19, 2005, as part of the pending NPDES permit renewal process for Oyster Creek, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. In light of the suspension of the Phase II rule by the EPA, the NJDEP advised AmerGen that it will issue a new draft permit, and reiterated its preference for cooling towers as the best technology available in the exercise of its best professional judgment. Since the final permit has not been issued, Oyster Creek has continued to

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operate under the 1999 permit. Generation cannot predict with any certainty how the NJDEP will implement its best professional judgment. AmerGen has not made a determination regarding how it will comply with the Section 316(b) regulations and must first evaluate the final regulations issued by the EPA as a result of the decision of the U.S. Court of Appeals for the Second Circuit, discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling could be material and could therefore negatively impact Generation’s decision to operate the plant after the Section 316(b) matter is ultimately resolved.

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

Nuclear Generating Station Groundwater (Exelon and Generation)

On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of June 30, 2008, Generation has purchased four of the 14 adjacent properties.

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

Generation is actively discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA, the Attorney General for Illinois and the State’s Attorney for the Counties in which the plants are located. Generation believes that appropriate reserves have been recorded for State of Illinois fines in accordance with SFAS No. 5 as of June 30, 2008 and December 31, 2007.

On April 10, 2008, the Illinois EPA issued a notice of violation (NOV) to Generation alleging that the Quad Cities Nuclear Generating Station (Quad Cities) violated state groundwater quality standards for tritium. The NOV relates to increases in monitored tritium levels within the property lines of the plant in October 2007, which Generation had reported to the Illinois EPA. Since discovering these increased levels of tritium, Quad Cities conducted an investigation and responded to the NOV, setting forth the actions taken to identify and correct the source of the leak. None of the areas with increased tritium levels is outside the property lines of the plant, and Generation does not believe this matter poses health or safety threats to employees or to the public. Generation is actively discussing the violation notice with the Illinois EPA and believes that appropriate reserves have been recorded as of June 30, 2008.

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

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cotter Corporation (Exelon and Generation)

The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs. The current estimated cost of the approved remediation for the site is $24 million, which will be allocated among all PRPs. Since a remedy has now been selected, the PRPs will enter into negotiations for an allocation of responsibility for the costs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of the liability.

Air (Exelon and Generation)

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Interstate Rule (CAIR), which had been promulgated by the EPA in 2005 to reduce power plant emissions of SO2 and NOx. CAIR had established new annual (applicable in 23 eastern states) and ozone season (applicable in 25 eastern states) NO x emission caps that were scheduled to take effect in 2009. Further, CAIR would have required an additional reduction of SO2 emissions in 23 eastern states starting in 2010, with additional SO2 and NOx reductions in 2015. The court ruling also vacated the CAIR regional cap and trade programs for SO2 and NOx, which may impair the value of emissions allowances obtained for future compliance. Remaining in effect are the EPA “NOx State Implementation Plan (SIP) Call” regulation applicable to summertime NOx emissions under a cap and trade program and the Acid Rain Program for SO2, reductions.

One impact of the court ruling is that some states were relying on the emissions reductions required by CAIR to support attainment of the National Ambient Air Quality Standards (NAAQS) for fine particulate matter and ground level ozone. EPA must decide whether to appeal the court ruling, and in the absence of judicial relief, either legislative or regulatory action is necessary to ensure that the states achieve sufficient NOx and SO2 reductions to meet the NAAQS. Such actions are likely to take several years to accomplish. Generation is currently operating in compliance with all federal and state regulations, and it is anticipated that the CAIR invalidation will not have a material impact on future compliance pending reinstatement of the emission reduction requirements. Any adverse impact to Generation that may result from the impairment of previously acquired emission allowances of SO2 and NOx is not expected to have a material impact on Generation’s results of operations, cash flows, or financial positions due to the limited volume of transactions in CAIR-based emission allowances. As of June 30, 2008, Generation had approximately $83 million of emission allowances, primarily comprised of SO2 allowances, which are carried at the lower of weighted average cost or market. In the third quarter of 2008 Generation will recognize an impairment of approximately $2 million of NOx allowances related to the annual reductions that would have been required under CAIR.

Notice and Finding of Violation Related to Electric Generation Stations (Exelon, Generation and ComEd)

On August 6, 2007, ComEd received a NOV, addressed to it and Midwest Generation from the EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since then. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

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

Voluntary Greenhouse Gas Emissions Reductions (Exelon)

On May 6, 2005, Exelon announced that it had established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon has incorporated recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in activities that result in the reduction or avoidance of GHG emissions. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of June 30, 2008, Exelon expects to achieve its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of sulfur hexafluoride, increased use of renewable energy and its current energy efficiency initiatives. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material impact on Exelon’s future competitive position, results of operations, earnings, cash flows or financial position.

On July 15, 2008, Exelon announced a comprehensive environmental plan. The plan, Exelon 2020, details an enterprise-wide approach and a host of initiatives being pursued by Exelon to reduce Exelon’s greenhouse gas emissions and that of its customers, communities, suppliers and markets. Exelon 2020 sets a goal for Exelon to reduce, offset, or displace more than 15 million metric tons of greenhouse gas emissions per year by 2020, which is more than Exelon’s total current carbon footprint. Through Exelon 2020, Exelon is pursuing three broad strategies: reduce or offset its own carbon footprint, help customers and communities reduce their greenhouse gas emissions, and offer more low-carbon electricity in the marketplace. The amount of expenditures to implement the plan will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. In response to the Supreme Court decision, on July 11, 2008, the EPA issued an Advance Notice of Proposed Rulemaking (ANPR) seeking public comment on analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act. In issuing the ANPR, the EPA deferred any regulation of GHGs under the Clean Air Act. As a result, the issue of GHG regulation will likely not be addressed until the next presidential administration, whether by regulation under the Clean Air Act or by new and comprehensive legislation. Exelon continues to support the enactment, through Federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future competitive position, results of operations, earnings, cash flows and financial position.

Litigation and Regulatory Matters

Exelon, Generation and PECO

Real Estate Tax Appeals.    PECO and Generation each has been challenging real estate taxes assessed on certain nuclear plants. PECO has appealed local real estate assessments for 1998 and 1999, and Generation is involved in real estate tax appeals for 2000 through 2004, regarding the valuation of Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). During the six months ended June 30, 2008, Generation, PECO and the taxing authorities entered into an agreement that includes settlement of all outstanding real estate tax appeals. The agreement did not have a material impact on the respective results of operations, cash flows or financial positions for Generation or PECO.

As of June 30, 2008, Generation remains involved in real estate tax appeals for the 2005, 2006 and 2007 tax years concerning the value of its Byron plant for real estate tax purposes. The ultimate outcome of these matters remain uncertain and could result in unfavorable or favorable impacts to Exelon’s and Generation’s results of operations, cash flows and financial positions. Generation believes that the payments that have been made for each of the affected tax years and its reserve balances for exposures associated with real estate tax liabilities as of June 30, 2008 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5.

Exelon and Generation

Asbestos Personal Injury Claims.    In the second quarter of 2005, Generation performed analyses to determine if, based on historical claims data and other available information, a reasonable estimate of future losses could be calculated associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. Based on the analyses, management’s review of current and expected losses, and the view of counsel regarding the assumptions used in estimating the future losses, Generation recorded an undiscounted $43 million pre-tax charge for its estimated

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of all estimated future asbestos-related personal injury claims estimated to be presented through 2030. This amount did not include estimated legal costs associated with handling these matters, which could be material. During the second quarter of 2005, Generation’s management determined that it was not reasonable to estimate future asbestos-related personal injury claims past 2030 based on only three years of historical claims data and the significant amount of judgment required to estimate this liability. In the second quarter of 2008, Generation performed updated analyses of claims data and claims payment history. Generation determined that the estimate of future asbestos-related personal injury claims would be extended to consider claims through 2050.

At June 30, 2008 and December 31, 2007, Generation had reserved approximately $53 million and $50 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2008, approximately $14 million of this amount related to 164 open claims presented to Generation, while the remaining $39 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During 2008, 2007 and 2006, the updates to this reserve, including the extension of future claims to be considered from 2030 to 2050, did not result in material adjustments.

Flood Damage Claim.    On September 12, 2006, a provider of specialty salvage services filed a lawsuit against Generation and one of its subsidiaries in the district court of Dallas County, Texas. The plaintiff alleged that operations at the Mountain Creek Reservoir and Dam on March 19, 2006 caused severe flooding and damage to the plaintiff’s facilities and vehicle inventory located downstream of the reservoir and dam. The plaintiff also alleged supplemental damages for the future costs of relocating its facility. On May 29, 2008, the parties reached a confidential settlement agreement and on July 8, 2008, the lawsuit was dismissed. The settlement did not have a material impact on Exelon’s and Generation’s results of operations, cash flows, or financial positions.

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

Uranium Supply Agreement Non-performance Claims.    Generation enters into long-term supply agreements to procure uranium concentrates. In 2007, Generation initiated claims asserting non-performance by certain counterparties. As a result of this non-performance, Generation has been required to procure uranium concentrates at higher prices than originally anticipated. Generation filed suit against two counterparties asserting breach of uranium supply agreement against one counterparty and breach of performance guarantee and fraudulent inducement against the other counterparty. On February 29, 2008, a settlement was reached with the one counterparty against whom Generation asserted breach of uranium supply agreement. Under the terms of the settlement, Generation has accepted uranium valued at $14 million from the counterparty, with no cash payment or other consideration due from Generation and recorded the gain as a reduction in fuel expense on Exelon’s and

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation’s Consolidated Statements of Operations and Comprehensive Income. On May 12, 2008, a settlement agreement was reached by Generation and the counterparty against whom Generation asserted breach of performance guarantee and fraudulent inducement. Under the terms of the settlement agreement, Generation accepted from the counterparty uranium valued at $24 million, a $15 million supplemental cash payment due to Generation on or before January 12, 2009, and a $2 million cash payment received by Generation for the reimbursement of expenses. The total gain from the settlement of $41 million was recorded as a $39 million reduction in fuel expense and a $2 million reduction in operating and maintenance expenses on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. There were no other unresolved uranium supply matters as of June 30, 2008.

Coal Supply Agreement Matter.    In September 2005, Generation entered into a Coal Supply Agreement (Agreement) with Guasare Coal International, N.V. (Guasare). The Agreement, as amended, provides for Guasare to supply approximately 390,000 metric tons of coal per year to Generation at prices fixed through December 31, 2009. By letter dated December 27, 2007, Guasare advised Generation that it was suspending shipments under the Agreement. On June 11, 2008: (1) Exelon International Commodities, LLC (a subsidiary of Generation) and Guasare entered into a new Coal Supply Agreement which provides for Guasare to supply approximately 200,000 metric tons of coal through December 31, 2008 to Exelon International Commodities, LLC at fixed prices; and (2) Generation and Guasare entered into a Settlement and Release Agreement which became effective on July 14, 2008 and released both parties from their respective rights and obligations under the original Agreement.

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

Savings Plan Claim.    On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Savings Plan and participants, including alleged investment losses. On

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 21, 2007, the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007, the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the pending appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, an appeal has been taken from the June 20, 2007 decision of the U.S. District Court for the Western District of Wisconsin, which dismissed with prejudice substantially similar claims.

Retiree Healthcare Benefits Grievance.    In 2006, Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15) filed a demand for arbitration of a grievance challenging certain changes implemented in 2004 to the health care coverage provided to retirees who were members of IBEW Local 15 during their employment with Exelon, Generation and ComEd. Exelon then filed a lawsuit in the U.S. District Court for the Northern District of Illinois seeking a judicial determination that this grievance is not arbitrable as disputes regarding benefits provided to current retirees are not within the scope of the collective bargaining and related agreements. On December 3, 2007, the U.S. District Court ruled that under the terms of the parties’ collective bargaining agreement, IBEW Local 15 could use the collective bargaining agreement’s grievance and arbitration procedure to challenge these changes with respect to retirees named in the grievance. Exelon’s appeal of the U.S. District Court’s decision is currently pending before the U.S. Court of Appeals for the Seventh Circuit. The ultimate outcome of the retiree healthcare benefits grievance is uncertain and may have a material adverse impact on Exelon’s results of operations, cash flows or financial position.

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

Exelon and ComEd

Reliability.    On July 18, 2008, ComEd self-reported to ReliabilityFirst Corporation, its Regional Entity, that it failed to maintain vegetation clearance on a section of a transmission line, constituting a violation of a North American Electric Reliability Corporation (NERC) reliability standard. ComEd is subject to potential fines for a violation of NERC reliability standards. The ultimate outcome of this matter remains uncertain but ComEd does not believe it would result in a material unfavorable impact to ComEd’s consolidated financial statements.

Agreement Related to Sale of Accounts Receivable

Exelon and PECO

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. During 2007, the agreement was amended to eliminate special agreement accounts receivable from the eligible receivables sale pool and certain recourse provisions relating to special agreement receivables. PECO retains the servicing responsibility for the sold receivables. The agreement requires that PECO not exceed a certain established threshold of outstanding

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aged receivables with balances greater than 61 days to net eligible receivables. If the average of the last day of any calendar month and the last day of the two immediately proceeding calendar months exceeds the established threshold, the agreement allows for the financial institution to declare the agreement terminated. PECO has exceeded this threshold since June 2007, but in the second quarter of 2008 the financial institution waived its right to terminate the agreement as a result of PECO’s exceeding this threshold through September 30, 2008. The existing agreement terminates on September 30, 2008. PECO has signed an engagement letter with another financial institution and plans to refinance this agreement.

Income Taxes

See Note 9 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

13.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three and six months ended June 30, 2008 and 2007:

Three months ended June 30, 2008	Exelon	Generation	ComEd	PECO
Investment income	$2	$—	$1	$1

Decommissioning-related activities:
Net realized income on decommissioning trust funds — regulated units(a)	42	42	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	10	10	—	—
Net unrealized losses on decommissioning trust funds — regulated units(c)	(111)	(111)	—	—
Net unrealized losses on decommissioning trust funds — unregulated units(d)	(29)	(29)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	8	8	—	—
Net direct financing lease income	6	—	—	—
AFUDC, equity(f)	2	—	2	—
Interest income related to uncertain income tax positions	10	—	1	5
Income related to the termination of a gas supply guarantee(g)	13	13	—	—
Other	7	4	1	1

Other, net	$(40)	$(63)	$5	$7

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds for those units that are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Includes net unrealized losses of the trust funds for those units that are subject to regulatory accounting.
(d)	Includes net unrealized losses of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(e)

Includes the elimination of decommissioning trust fund-related activity for those units that are subject to regulatory accounting, including the elimination of net realized income, net unrealized losses and related income taxes. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(f)

Includes reversal of previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. See Note 4 — Regulatory Issues for additional information.

(g)

Income related to the termination of a gas supply guarantee to Mystic Development LLC. See Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information.

Six months ended June 30, 2008	Exelon	Generation	ComEd	PECO
Investment income	$8	$—	$5	$3

Decommissioning-related activities:
Net realized income on decommissioning trust funds — regulated units(a)	59	59	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	4	4	—	—
Net unrealized losses on decommissioning trust funds — regulated units(c)	(335)	(335)	—	—
Net unrealized losses on decommissioning trust funds — unregulated units(d)	(99)	(99)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	215	215	—	—
Net direct financing lease income	12	—	—	—
AFUDC, equity(f)	1	—	1	—
Interest income related to uncertain income tax positions	16	9	1	8
Income related to the termination of a gas supply guarantee(g)	13	13	—	—
Other	8	6	2	—

Other, net	$(98)	$(128)	$9	$11

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds for those units that are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(c)	Includes net unrealized losses of the trust funds for those units that are subject to regulatory accounting.
(d)	Includes net unrealized losses of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(e)

Includes the elimination of decommissioning trust fund-related activity for those units that are subject to regulatory accounting, including the elimination of net realized income, net unrealized losses and related income taxes. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(f)

Includes reversal of previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. See Note 4 — Regulatory Issues for additional information.

(g)

Income related to the termination of a gas supply guarantee to Mystic Development LLC. See Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three months ended June 30, 2007	Exelon	Generation	ComEd	PECO
Investment income	$3	$—	$1	$2
Gain on disposition of assets and investments, net	4	3	1	—

Decommissioning-related activities:
Net realized income on decommissioning trust funds – regulated units(a)	58	58	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	15	15	—	—
Other-than-temporary impairment of decommissioning trust funds — regulated units(c)	(12)	(12)	—	—
Other-than-temporary impairment of decommissioning trust funds — unregulated units(d)	(2)	(2)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	(45)	(45)	—	—
Net direct financing lease income	4	—	—	—
AFUDC, equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(f)	9	—	—	—
Interest income related to uncertain income tax positions	—	—	—	2
Other	8	5	2	1

Other, net	$43	$22	$5	$5

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds of those units that are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(c)	Includes other-than-temporary impairments of the trust funds of those units that are subject to regulatory accounting.
(d)	Includes other-than-temporary impairments of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(e)

Includes the elimination of decommissioning trust fund-related activity for those units that are subject to regulatory accounting, including the elimination of net realized income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(f)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 9 — Income Taxes for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six months ended June 30, 2007	Exelon	Generation	ComEd	PECO
Investment income	$5	$—	$2	$3
Gain on disposition of assets and investments, net	19	18	1	—

Decommissioning-related activities:
Net realized income on decommissioning trust funds — regulated units(a)	104	104	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	26	26	—	—
Other-than-temporary impairment of decommissioning trust funds — regulated units (c)	(20)	(20)	—	—
Other-than-temporary impairment of decommissioning trust funds — unregulated units(d)	(4)	(4)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	(82)	(82)	—	—
Net direct financing lease income	10	—	—	—
AFUDC, equity	2	—	2	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel — producing facilities(f)	29	—	—	—
Interest Income related to settlement of PJM billing dispute	5	4	—	1
Interest income related to uncertain income tax positions	—	—	—	5
Other	12	8	2	1

Other, net	$106	$54	$7	$10

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds of those units that are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(c)	Includes other-than-temporary impairments of the trust funds of those units that are subject to regulatory accounting.
(d)	Includes other-than-temporary impairments of the trust funds for AmerGen and the unregulated portions of the Peach Bottom trusts.
(e)

Includes the elimination of decommissioning trust fund-related activity for those units that are subject to regulatory accounting, including the elimination of net realized income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(f)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel- producing facilities. See Note 9 — Income Taxes for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of other non-cash operating activities and changes in other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007:

Six months ended June 30, 2008	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$158	$70		$50	$16
Equity in losses of unconsolidated affiliates and investments	13	1		5	7
Provision for uncollectible accounts	97	(5)		22	80
Stock-based compensation costs	38	—		—	—
Net realized losses on sales of investments of nuclear decommissioning trust funds	63	63		—	—
Net unrealized losses on nuclear decommissioning trust funds	99	99		—	—
Other decommissioning-related activity	40	40		—	—
Amortization of energy-related options	3	3		—	—
Amortization of regulatory asset related to debt costs	14	—		12	2
Amortization of the regulatory liability related to the PURTA tax settlement(a)	(16)	—		—	(16)
Other	(2)	(11)		19	1

Total other non-cash operating activities	$507	$260		$108	$90

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(66)	$—		$(49)	$(17)
Other current assets	(207)	(64	)(b)	(1)	(72	)(d)
Other noncurrent assets and liabilities	(197)	(198	)(c)	(14)	(4)

Total changes in other assets and liabilities	$(470)	$(262)		$(64)	$(93)

(a)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding customers in January 2008.

(b)	Relates primarily to the purchase of energy-related options and prepaid assets.
(c)	Relates primarily to the purchase of long-term fuel options.
(d)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six months ended June 30, 2007	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$157	$71		$51	$16
Equity in (earnings) losses of unconsolidated affiliates and investments	69	(1)		4	4
Provision for uncollectible accounts	44	—		24	20
Stock-based compensation costs	41	—		—	—
Net realized gains on sales of investments of nuclear decommissioning trust funds	(19)	(19)		—	—
Gain on sale of investments, net	(18)	(18)		—	—
Amortization of energy-related options	66	66		—	—
Non-cash accounts receivable activity	(25)	—		—	—
Spent nuclear fuel expense	24	24		—	—
Amortization of regulatory asset related to debt costs	16	—		13	3
Other	14	7		15	4

Total other non-cash operating activities	$369	$130		$107	$47

Changes in other assets and liabilities:
Under/over-recovered energy costs	$(96)	$—		$(104)	$8
Other current assets	(198)	(91	)(a)	—	(86	)(b)
Other noncurrent assets and liabilities	(53)	(55	)(b)	11	1

Total changes in other assets and liabilities	$(347)	$(146)		$(93)	$(77)

(a)	Relates primarily to the purchase of energy-related options.
(b)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of June 30, 2008 and December 31, 2007:

June 30, 2008	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,030	$—	$2,030
Pension and other postretirement benefits	1,349	—	29
Deferred income taxes	818	15	803
Debt costs	178	154	24
Severance	126	126	—
Conditional asset retirement obligations	122	105	17
MGP remediation costs	91	64	27
Rate case costs	4	4	—
Procurement case costs	2	2	—
Other	46	25	21

Noncurrent regulatory assets	4,766	495	2,951
Under-recovered energy and transmission costs current asset(a)(b)	140	135	5

Total regulatory assets	$4,906	$630	$2,956

Regulatory liabilities
Nuclear decommissioning	$1,857	$1,715	$142
Removal costs	1,115	1,115	—
Financial swap with Generation(c)	—	623	—
Deferred taxes	32	—	—
Refund of PURTA taxes(d)	22	—	22
Energy efficiency and demand response programs(e)	3	3	—

Noncurrent regulatory liabilities	3,029	3,456	164
Financial swap with Generation(c)	—	151	—
Over-recovered energy and transmission costs current liability(b)	2	2	—

Total regulatory liabilities	$3,031	$3,609	$164

(a)	The PECO under-recovered energy costs represent gas supply related costs recoverable under PECO’s PAPUC-approved rates. PECO earns a rate of return on deferred energy costs.
(b)

The ComEd over-recovered or under-recovered energy and transmission costs represent purchased power related costs refundable or recoverable under ComEd’s ICC-approved rates. ComEd pays or earns a rate of return on deferred energy and transmission costs. See Note 4 — Regulatory Issues for additional information.

(c)

To fulfill a requirement of the Illinois Settlement, ComEd entered into a five-year financial swap contract with Generation. Since the swap contract was deemed prudent by the Illinois Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full recovery in rates, the changes in fair value each period are recorded by ComEd as a regulatory asset or liability. In Exelon’s consolidated financial statements, the fair value of the intercompany swap recorded by Generation and ComEd is eliminated. See Note 4 — Regulatory Issues for additional information.

(d)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding customers in January 2008.

(e)

As a result of the Illinois Settlement, utilities are allowed recovery of costs for energy efficiency and demand response programs beginning June 1, 2008. See Note 4 — Regulatory Issues for more information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,363	$—	$2,363
Pension and other postretirement benefits	1,389	—	32
Deferred income taxes	812	14	798
Debt costs	177	152	25
Severance	137	137	—
Conditional asset retirement obligations	115	100	15
MGP remediation costs	96	66	30
Rate case costs	5	5	—
Procurement case costs	3	3	—
Other	36	26	10

Noncurrent regulatory assets	5,133	503	3,273
Under-recovered energy and transmission costs current asset	101	101	—

Total regulatory assets	$5,234	$604	$3,273

Regulatory liabilities
Nuclear decommissioning	$2,117	$1,905	$212
Removal costs	1,099	1,099	—
Financial swap with Generation — noncurrent	—	443	—
Refund of PURTA taxes(a)	38	—	38
Deferred taxes	47	—	—

Noncurrent regulatory liabilities	3,301	3,447	250
Financial swap with Generation — current	—	13	—
Over-recovered energy and transmission costs current liability(b)	16	4	12

Total regulatory liabilities	$3,317	$3,464	$262

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

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of June 30, 2008 and December 31, 2007:

June 30, 2008	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,939	(a)	$3,647	(a)	$1,797	$2,300
Accounts receivable:
Allowance for uncollectible accounts	168		9		50	109

(a)	Includes accumulated amortization of nuclear fuel of $1,112 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,811	(a)	$3,649	(a)	$1,698	$2,270
Accounts receivable:
Allowance for uncollectible accounts	130		17		53	59

(a)	Includes accumulated amortization of nuclear fuel of $1,175 million.

The following tables provide information regarding Exelon’s and Generation’s option premiums as of June 30, 2008 and December 31, 2007:

June 30, 2008	Exelon	Generation
Other current assets:
Option premiums	$261	$261

Other current liabilities:
Option premiums	213	213

December 31, 2007	Exelon	Generation
Other current assets:
Option premiums	$189	$189

Other current liabilities:
Option premiums	163	163

The following table provides information regarding dividends payable as of June 30, 2008 and December 31, 2007:

Exelon	June 30, 2008	December 31, 2007
Other current liabilities:
Dividends payable	$1	$331

14.    Segment Information (Exelon, Generation, ComEd and PECO)

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2008 and 2007

Exelon’s segment information for the three months ended June 30, 2008 and 2007 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2008	$2,756	$1,425	$1,277	$176	$(1,012)	$4,622
2007	2,641	1,420	1,269	183	(1,012)	4,501
Intersegment revenues:
2008	$834	$—	$2	$176	$(1,012)	$—
2007	828	—	2	183	(1,013)	—
Income (loss) from continuing operations before income taxes:
2008	$1,036	$56	$83	$(34)	$27	$1,168
2007	927	47	151	(108)	—	1,017
Income taxes:
2008	$383	$21	$25	$(21)	$11	$419
2007	349	18	55	(108)	—	314
Income (loss) from continuing operations:
2008	$653	$35	$58	$(13)	$16	$749
2007	578	29	96	—	—	703
Income (loss) from discontinued operations:
2008	$—	$—	$—	$(1)	$—	$(1)
2007	—	—	—	(1)	—	(1)
Net income (loss):
2008	$653	$35	$58	$(14)	$16	$748
2007	578	29	96	(1)	—	702
Total assets:
June 30, 2008	$20,007	$19,885	$9,580	$14,980	$(17,652)	$46,800
December 31, 2007	18,521	19,376	9,810	14,621	(16,967)	45,361

(a)

For the three months ended June 30, 2008 and 2007, utility taxes of $55 million and $60 million, respectively, are included in revenues and expenses for ComEd. For the three months ended June 30, 2008 and 2007, utility taxes of $65 million and $65 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2008 and 2007

Exelon’s segment information for the six months ended June 30, 2008 and 2007 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2008	$5,238	$2,865	$2,754	$348	$(2,066)	$9,139
2007	5,344	2,911	2,769	377	(2,071)	9,330
Intersegment revenues:
2008	$1,713	$—	$4	$347	$(2,064)	$—
2007	1,689	2	4	377	(2,072)	—
Income (loss) from continuing operations before income taxes:
2008	$1,675	$123	$224	$(65)	$49	$2,006
2007	1,817	54	345	(184)	—	2,032
Income taxes:
2008	$584	$47	$69	$(43)	$19	$676
2007	684	21	121	(178)	—	648
Income (loss) from continuing operations:
2008	$1,091	$76	$155	$(22)	$30	$1,330
2007	1,133	33	224	(6)	—	1,384
Income (loss) from discontinued operations:
2008	$(1)	$—	$—	$—0	$—	$(1)
2007	5	—	—	4	—	9
Net income (loss):
2008	$1,090	$76	$155	$(22)	$30	$1,329
2007	1,138	33	224	(2)	—	1393

(a)

For the six months ended June 30, 2008 and 2007, utility taxes of $108 million and $126 million, respectively, are included in revenues and expenses for ComEd. For the six months ended June 30, 2008 and 2007, utility taxes of $131 million and $128 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1	$2	$2
PETT	1	1	3	3

Total operating revenues from affiliates	$2	$2	$5	$5

Fuel purchases from related parties
Keystone Fuels, LLC	$17	$12	32	$21
Conemaugh Fuels, LLC	13	9	26	21

Total fuel purchases from related parties	$30	$21	$58	$42

Interest expense to affiliates, net
ComEd Transitional Funding Trust	$1	$7	$5	$15
ComEd Financing II	—	4	2	7
ComEd Financing III	3	3	7	6
PETT	27	36	55	75
PECO Trust III	2	1	3	3
PECO Trust IV	1	2	3	3

Total interest expense to affiliates, net	$34	$53	$75	$109

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC	$(3)	$(2)	$(5)	$(4)
PETT	(4)	(2)	(7)	(4)
TEG and TEP(b)	—	—	—	3
Investment in synthetic fuel-producing facilities	—	(39)	—	(63)
Other	(1)	—	(1)	(1)

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(8)	$(43)	$(13)	$(69)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2008	As of December 31, 2007
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$16	$15
Investments in affiliates
ComEd Funding LLC	$(16)	$(10)
ComEd Financing II(a)	—	10
ComEd Financing III	6	6
PETT	39	47
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investments in affiliates	$39	$63

Payables to affiliates (current)
ComEd Financing II	$—	$6
ComEd Financing III	4	4
PECO Trust III	1	1

Total payables to affiliates (current)	$5	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$94	$274
ComEd Financing II(a)	—	155
ComEd Financing III	206	206
PETT	1,472	1,732
PECO Trust III	81	81
PECO Trust IV	103	103
Other	1	—

Total long-term debt due to financing trusts	$1,957	$2,551

(a)	ComEd Financing II was liquidated and dissolved upon repayment of the debt in 2008.
(b)	Generation’s ownership interest in Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) was sold in 2007.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues from affiliates
ComEd(a)	$326	$330	$711	$710
PECO(b)	509	497	1,002	978
BSC (c)	(1)	1	—	1

Total operating revenues from affiliates	$834	$828	$1,713	$1,689

Fuel expense from related parties
Keystone Fuels, LLC	$17	$12	$32	$21
Conemaugh Fuels, LLC	13	9	26	21

Total fuel purchases from related parties	$30	$21	$58	$42

Operating and maintenance from affiliates
ComEd(d)	$—	$—	$—	$1
PECO(d)	2	2	4	4
BSC(c)	69	71	140	146

Total operating and maintenance from affiliates	$71	$73	$144	$151

Equity in earnings (losses) of investments
TEG and TEP(e)	$—	$—	$—	$3
NuStart Energy Development, LLC	(1)	(1)	(1)	(2)

Total equity in earnings (losses) of investments	$(1)	$(1)	$(1)	$1

Cash distribution paid to member	$302	$370	$991	$665

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2008	As of December 31, 2007
Receivables from affiliates (current)
Exelon(f)	$—	$5
ComEd(a)(g)(h)	100	17
PECO(b)	176	121
BSC(c)	—	5
Ventures(i)	—	1

Total receivables from affiliates (current)	$276	$149

Receivable from affiliate (noncurrent)
Exelon(f)	$1	$—
Prepaid voluntary employee beneficiary association trust
Generation(j)	$4	$6
Payables to affiliates (current)
Exelon(f)	$6	$—
BSC(c)	28	—

Total payables to affiliates (current)	$34	$—

Payables to affiliates (noncurrent)
ComEd decommissioning(k)	$1,715	$1,905
PECO decommissioning(k)	142	212

Total payables to affiliates (noncurrent)	$1,857	$2,117

Mark-to-market derivative liability with affiliate (current)
ComEd(l)	$151	$13
Mark-to-market derivative liability with affiliate (noncurrent)
ComEd(l)	$623	$443

(a)

Effective January 1, 2007, Generation has a supplier forward contract with ComEd to provide up to 35% of ComEd’s electricity supply requirements. See Note 4 — Regulatory Issues for additional information.

(b)

Generation has a PPA with PECO, as amended, to provide the full energy requirements of PECO through 2010. See Note 19 of the Combined Notes to the Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for further information regarding the PPA.

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

(e)	Generation’s ownership interests in Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) were sold in 2007.
(f)

In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation. In addition, Generation has a receivable from Exelon for the allocation of certain tax benefits.

(g)

In 2007, ComEd began issuing credits to customers as part of the Illinois Settlement Legislation through rate relief programs. Generation is contributing to a portion of these credits and, therefore, is reimbursing ComEd. As of June 30,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 and December 31, 2007, Generation had a $32 million and $43 million payable, respectively, to ComEd. The majority of the credits will be issued by the end of 2008. See Note 4 — Regulatory Issues for additional information.

(h)

As of June 30, 2008, Generation had a $7 million payable to ComEd associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement Legislation. See Note 4 — Regulatory Issues and Note 7 — Derivative Financial Information for additional information.

(i)	Includes a payable to Exelon Ventures Company, LLC (Ventures) for the allocation of state tax benefits.
(j)

The voluntary employee beneficiary association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for Generation’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

(k)

Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent nuclear decommissioning trust funds are greater than the underlying AROs at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual report on Form 10-K for additional information.

(l)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues from affiliates
Generation	$—	$—	$—	$1
ComEd Transitional Funding Trust	1	1	2	2
Other	—	—	—	1

Total operating revenues from affiliates	$1	$1	$2	$4

Purchased power from affiliate
Generation(a)	$326	$330	$711	$710
Operating and maintenance from affiliates
BSC(b)	$43	$45	$86	$95
Interest expense to affiliates, net
ComEd Transitional Funding Trust	$1	$7	$5	$16
ComEd Financing II(c)	—	4	2	7
ComEd Financing III	3	3	7	6

Total interest expense to affiliates, net	$4	$14	$14	$29

Equity in losses of unconsolidated affiliates
ComEd Funding LLC	$3	$2	$5	$4
Capitalized costs
BSC(b)	$15	$16	$27	$33

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2008	As of December 31, 2007
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$16	$15
PECO	1	2

Total receivables from affiliates (current)(d)	$17	$17

Prepaid voluntary employee beneficiary association trust(e)	$10	$12
Mark-to-market derivative asset with affiliate (current)
Generation(f)	$151	$13
Investments in affiliates
ComEd Funding LLC(g)	$(16)	$(10)
ComEd Financing II(c)	—	10
ComEd Financing III	6	6

Total investments in affiliates(d)	$(10)	$6

Mark-to-market derivative asset with affiliate (noncurrent)
Generation(f)	$623	$443
Receivable from affiliates (noncurrent)
Generation(h)	$1,715	$1,905
Other	2	3

Total receivable from affiliates (noncurrent)	$1,717	$1,908

Payables to affiliates (current)
Generation(a)(i)(j)	$100	$17
BSC(b)	21	26
ComEd Financing II(c)	—	6
ComEd Financing III	4	4
Other	1	2

Total payables to affiliates (current)	$126	$55

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$94	$274
ComEd Financing II(c)	—	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$300	$635

(a)

ComEd is procuring electricity from Generation under the supplier forward contract resulting from the reverse-auction procurement process and the RFP contracts discussed in Note 4 — Regulatory Issues. As of June 30, 2008 and December 31, 2007 ComEd had a payable for energy purchases to Generation of $139 million and $60 million, respectively.

(b)

ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Beginning January 1, 2008, certain services previously provided by BSC are performed by ComEd.

(c)	ComEd Financing II was liquidated and dissolved upon repayment of the debt during 2008.
(d)	Receivables from affiliates are included in other current assets. Investments in affiliates are included in other noncurrent assets.
(e)

The voluntary employee benefit association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for ComEd’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	To fulfill a requirement of the Illinois Settlement, ComEd entered into a five-year financial swap with Generation.
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

(i)

As of June 30, 2008, ComEd had a $7 million receivable from Generation associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement Legislation. See Note 4 — Regulatory Issues and Note 7 — Derivative Financial Information for additional information.

(j)

In 2007, ComEd began issuing credits to customers as part of the Illinois Settlement Legislation through rate relief programs. Generation is contributing to a portion of these credits and, therefore, is reimbursing ComEd. As of June 30, 2008, and December 31, 2007, ComEd had a $32 million and $43 million receivable, respectively, from Generation. The majority of the credits will be issued by the end of 2008. See Note 4 — Regulatory Issues for additional information.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues from affiliates
Generation(a)	$2	$2	$4	$4
PETT(b)	1	1	3	3

Total operating revenues from affiliates	$3	$3	$7	$7

Purchased power from affiliate
Generation(c)	$509	$497	$1,001	$977
Operating and maintenance from affiliates
BSC(d)	$24	$27	$47	$55
Generation	—	—	1	1

Total operating and maintenance from affiliates	$24	$27	$48	$56

Interest expense to affiliates, net
PETT	$27	$36	$55	$75
PECO Trust III	2	1	3	3
PECO Trust IV	1	2	3	3
Other	—	1	—	1

Total interest expense to affiliates, net	$30	$40	$61	$82

Equity in losses of unconsolidated affiliates
PETT	$4	$2	$7	$4
Capitalized costs
BSC(d)	$5	$6	$9	$14
Cash dividends paid to parent	$97	$121	$236	$276
Cash contributions received from parent	$71	$100	$142	$165

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2008	As of December 31, 2007
Prepaid voluntary employee beneficiary association trust(g)	$2	$3

Investments in affiliates
PETT	$39	$47
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investments in affiliates	$49	$57

Receivable from affiliate (noncurrent)
Generation decommissioning(e)	$142	$212
Payables to affiliates (current)
Generation(c)	$176	$121
BSC(d)	20	20
Exelon	1	1
PECO Trust III	1	1
ComEd	1	2

Total payables to affiliates (current)	$199	$145

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$1,472	$1,733
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$1,656	$1,917

Shareholders’ equity — receivable from parent(f)	$642	$784

(a)	PECO provides energy to Generation for Generation’s own use primarily at its generation stations.
(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
(c)

PECO has entered into a PPA with Generation. See Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for more information regarding the PPA.

(d)

PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Beginning January 1, 2008, certain services previously provided by BSC are performed by PECO.

(e)

PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers.

(f)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2007 through 2010.
(g)

The voluntary employee beneficiary association trusts covering active employees are included in corporate operations and are funded by the operating segments. The prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for PECO’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

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

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and spent nuclear fuel obligation as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt (including amounts due within one year)	$11,324	$10,835	$10,520		$10,361
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT) (including amounts due within one year)	1,566	1,643	2,006		2,079
Long-term debt to other financing trusts	391	299	545		490
Spent nuclear fuel obligation	1,008	723	(a	)	(a	)

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

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligation as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt (including amounts due within one year)	$2,524	$2,499	$2,525		$2,531
Spent nuclear fuel obligation	1,008	723	(a	)	(a	)

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,927	$4,748	$4,145	$4,126
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	94	95	274	277
Long-term debt to other financing trusts	206	144	361	317

PECO

The carrying amounts and fair values of PECO’s long-term debt as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$1,671	$1,548	$1,626	$1,606
Long-term debt to PETT (including amounts due within one year)	1,472	1,548	1,733	1,802
Long-term debt to other financing trusts	184	155	184	173

Fair values for long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. The carrying amount of Exelon’s and Generation’s spent nuclear fuel (SNF) obligation resulted from contracts with the Department of Energy (DOE) to provide for disposal of SNF from its nuclear generating stations. Exelon’s and Generation’s obligation to the DOE accrues at the 13-week Treasury rate and fair value was determined by comparing the carrying amount of the obligation at the 13-week Treasury rate to the present value of the obligation discounted using the prevailing Treasury rate for a long-term obligation maturing when the DOE is expected to begin providing for disposal of SNF (after being adjusted for Generation’s credit risk).

Adoption of SFAS No. 157

Effective January 1, 2008, the Registrants partially adopted SFAS No. 157, which primarily requires expanded disclosure for assets and liabilities recorded on the balance sheet at fair value. As permitted by FSP FAS 157-2, the Registrants have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and asset retirement obligations until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

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

Recurring Fair Value Measurements

Exelon

The following table presents assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of June 30, 2008
Assets
Nuclear decommissioning trust fund investments	$1,724	$2,872	$1,848	$6,444	(a)
Rabbi trust investments	—	53	—	53	(b)
Total assets	$1,724	$2,925	$1,848	$6,497

Liabilities
Mark-to-market derivative net (liabilities) assets	$8	$(895)	$167	$(720	)(c)(d)
Deferred compensation	—	(106)	—	(106)
Servicing liability	—	—	(1)	(1)

Total liabilities	$8	$(1,001)	$166	$(827)

Total net assets	$1,732	$1,924	$2,014	$5,670

(a)

Excludes net liabilities of $11 million consisting of payables related to pending securities purchases net of cash and cash equivalents, interest receivables and receivables related to pending securities sales.

(b)	Excludes $34 million of the cash surrender value of life insurance investments.
(c)

Includes both current and noncurrent mark-to-market derivative liabilities and interest rate swaps, and is net of current and noncurrent mark-to-market derivative assets. In addition, the Level 3 balance does not include the current and noncurrent liability of $151 million and $623 million, respectively, related to the fair value of Generation’s financial swap contract with ComEd since, at Exelon, these fair value balances are eliminated upon consolidation.

(d)

Includes collateral postings received from and paid to counterparties. Collateral paid to counterparties, net of collateral received from counterparties, totaled $23 million, $1,070 million and $11 million that are netted against Level 1, Level 2 and Level 3 mark-to-market derivative net liabilities, respectively, as of June 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008:

Three Months Ended June 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Servicing Liability	Total
Balance as of March 31, 2008	$1,877	$105		$(1)	$1,981
Total realized / unrealized (losses) gains
Included in net income	(20)	90	(a)	—	70
Included in other comprehensive income	—	(28	)(b)	—	(28)
Included in regulatory liabilities	(37)	—		—	(37)
Purchases, sales and issuances, net	28	—		—	28
Transfers in or out of Level 3	—	—		—	—
Balance as of June 30, 2008	$1,848	$167		$(1)	$2,014
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2008	$(20)	$121		$—	$101

(a)	Includes the reclassification of $31 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $226 million of changes in the fair value and $6 million of realized losses due to settlements during 2008 of Generation’s financial swap contract with ComEd since, at Exelon, the fair value balances are eliminated upon consolidation.

Six Months Ended June 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Servicing Liability	Total
Balance as of January 1, 2008	$2,019	$52		$(1)	$2,070
Total realized / unrealized (losses) gains
Included in net income	(95)	146	(a)	—	51
Included in other comprehensive income	—	(31	)(b)	—	(31)
Included in regulatory liabilities	(158)	—		—	(158)
Purchases, sales and issuances, net	82	—		—	82
Transfers in or out of Level 3	—	—		—	—
Balance as of June 30, 2008	$1,848	$167		$(1)	$2,014
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2008	$(85)	$187		$—	$102

(a)	Includes the reclassification of $41 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $324 million of changes in the fair value and $6 million of realized losses due to settlements during 2008 of Generation’s financial swap contract with ComEd since, at Exelon, the fair value balances are eliminated upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended June 30, 2008	$72	$(37)	$55	$(20)
Total gains (losses) included in net income for the six months ended June 30, 2008	$84	$(67)	$129	$(95)
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2008 for the three months ended June 30, 2008	$83	$(41)	$79	$(20)
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2008 for the six months ended June 30, 2008	$106	$(70)	$151	$(85)

Generation

The following table presents assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of June 30, 2008
Assets
Nuclear decommissioning trust fund investments	$1,724	$2,872	$1,848	$6,444	(a)
Rabbi trust investments	—	5	—	5	(b)
Total assets	$1,724	$2,877	$1,848	$6,449

Liabilities
Mark-to-market derivative net liabilities	$8	$(899)	$(607)	$(1,498	)(c)(d)
Deferred compensation obligation	—	(28)	—	(28)

Total liabilities	$8	$(927)	$(607)	$(1,526)

Total net assets	$1,732	$1,950	$1,241	$4,923

(a)

Excludes net liabilities of $11 million consisting of payables related to pending securities purchases net of cash and cash equivalents, interest receivables and receivables related to pending securities sales.

(b)	Excludes $10 million of the cash surrender value of life insurance investments.
(c)

Includes both current and noncurrent mark-to-market derivative liabilities and is net of current and noncurrent mark-to-market derivative assets. In addition, the Level 3 balance includes the current and noncurrent liability of $151 million and $623 million, respectively, related to the fair value of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

(d)

Includes collateral postings received from and paid to counterparties. Collateral paid to counterparties, net of collateral received from counterparties, totaled $23 million, $1,070 million and $11 million that are netted against Level 1, Level 2 and Level 3 mark-to-market derivative net liabilities, respectively, as of June 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008:

Three Months Ended June 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Total
Balance as of March 31, 2008	$1,877	$(448)		$1,429
Total unrealized / realized (losses) gains
Included in net income	(20)	90	(a)	70
Included in other comprehensive income	—	(249	)(b)	(249)
Included in noncurrent payables to affiliates	(37)	—		(37)
Purchases, sales, issuances and settlements, net	28	—		28
Transfers in or out of Level 3	—	—		—
Balance as of June 30, 2008	$1,848	$(607)		$1,241
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2008	$(20)	$121		$101

(a)	Includes the reclassification of $31 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $226 million of changes in the fair value and $6 million of realized losses due to settlements during 2008 of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

Six Months Ended June 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Total
Balance as of January 1, 2008	$2,019	$(403)		$1,616
Total unrealized / realized (losses) gains
Included in net income	(95)	146	(a)	51
Included in other comprehensive income	—	(350	)(b)	(350)
Included in noncurrent payables to affiliates	(158)	—		(158)
Purchases, sales, issuances and settlements, net	82	—		82
Transfers in or out of Level 3	—	—		—
Balance as of June 30, 2008	$1,848	$(607)		$1,241
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2008	$(85)	$187		$102

(a)	Includes the reclassification of $41 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $324 million of changes in the fair value and $6 million of realized losses due to settlements during 2008 of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total (losses) gains included in net income for the three months ended June 30, 2008.	$72	$(37)	$55	$(20)
Total (losses) gains included in net income for the six months ended June 30, 2008.	$84	$(67)	$129	$(95)
Change in the unrealized (losses) gains relating to assets and liabilities held as of June 30, 2008 during the three months ended June 30, 2008	$83	$(41)	$79	$(20)
Change in the unrealized (losses) gains relating to assets and liabilities held as of June 30, 2008 during the six months ended June 30, 2008	$106	$(70)	$151	$(85)

ComEd

The following table presents assets measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2008:

(In millions)	Level 1	Level 2	Level 3(a)	Balance as of June 30, 2008
Assets
Mark-to-market derivative assets	$—	$—	$774	$774
Rabbi trust investments	—	39	—	39 (b)
Total assets	$—	$39	$774	$813

Liabilities
Deferred compensation obligation	$—	$(8)	$—	$(8)

Total liabilities	$—	$(8)	$—	$(8)

Total net assets	$—	$31	$774	$805

(a)

The Level 3 balance is comprised of the current and noncurrent asset of $151 million and $623 million, respectively, related to the fair value of ComEd’s financial swap contract with Generation which, at Exelon, are eliminated upon consolidation.

(b)	Excludes $2 million of the cash surrender value of life insurance investments.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2008:

Three Months Ended June 30, 2008 (In millions)	Mark-to-market derivatives
Balance as of March 1, 2008	$554
Total realized / unrealized gains(a)
Included in net income	7
Included in regulatory liabilities	213
Balance as of June 30, 2008	$774

(a)	Includes $220 million of changes in fair value for the three months ended June 30, 2008 related to ComEd’s financial swap contract with Generation which, at Exelon, are eliminated upon consolidation.

Six Months Ended June 30, 2008 (In millions)	Mark-to-market derivatives
Balance as of January 1, 2008	$456
Total realized / unrealized gains(a)
Included in net income	7
Included in regulatory liabilities	311
Balance as of June 30, 2008	$774

(a)	Includes $318 million of changes in fair value for the six months ended June 30, 2008 related to ComEd’s financial swap contract with Generation which, at Exelon, are eliminated upon consolidation.

During the three and six months ended June 30, 2008, ComEd included realized gains of $7 million in net income as a reduction of purchased power expense for the Level 3 mark-to-market derivative asset measured at fair value on a recurring basis related to ComEd’s financial swap contract with Generation, which, at Exelon, are eliminated upon consolidation.

PECO

The following table presents assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of June 30, 2008
Assets
Rabbi trust investments	$—	$7	$—	$7
Total assets	$—	$7	$—	$7

Liabilities
Deferred compensation obligation	$—	$(31)	$—	$(31)
Servicing liability	—	—	(1)	(1)

Total liabilities	$—	$(31)	$(1)	$(32)

Total net assets	$—	$(24)	$(1)	$(25)

There was no activity related to the servicing liability during the three and six months ended June 30, 2008.

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

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation).    The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations. The nuclear decommissioning trust fund investments hold debt and equity securities directly and indirectly through commingled funds. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. In addition, U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. Commingled funds, which are analogous to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The objectives of the commingled funds in which Exelon and Generation invest primarily seek to track the performance of specific equity indices, specifically the S&P 500, the Russell 3000 and the Morgan Stanley Capital International EAFE indices, by purchasing equity securities to replicate the capitalization and characteristics of the indices. The fair value of commingled funds primarily are based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares in the commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3. See “Fair Value Option for Financial Assets and Liabilities” in Note 10 — Asset Retirement Obligations for further discussion on the nuclear decommissioning trust fund investments.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon may utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 7 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

Servicing Liability (Exelon and PECO).    PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. A servicing liability was recorded for the agreement, which has a five-year term and was most recently renewed in 2005, in accordance with FASB Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156). The servicing liability is included in other noncurrent liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability has been determined using internal estimates based on provisions in the agreement, which are categorized as Level 3 inputs in the fair value hierarchy. See Note 12 — Commitments and Contingencies for further discussion on the accounts receivable agreement.

17.    Subsequent Events (Exelon and ComEd)

As disclosed in Note 6 — Debt and Credit Agreements, on June 27, 2008, ComEd issued $50 million of Illinois Finance Authority Series 2008 E tax-exempt, variable weekly-rate bonds. The proceeds of this issuance were used to refinance a portion of three series of tax-exempt, variable auction-rate bonds ($40 million Series 2003, $42 million Series 2003B and $20 million Series 2003D) during July with the final series to be redeemed on July 29, 2008. The remaining portion of these bonds will be redeemed using internally generated cash. In addition, on July 1, 2008, ComEd separately redeemed $100 million of tax-exempt, variable auction-rate bonds (Series 2002 A) using internally generated cash.

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

See Note 14 of the Combined Notes to Consolidated Financial Statements for segment information.

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

EXELON CORPORATION

Executive Overview

Financial Results.    Exelon’s net income was $748 million for the three months ended June 30, 2008 as compared to $702 million for the three months ended June 30, 2007 and diluted earnings per average common share were $1.13 for the three months ended June 30, 2008 as compared to $1.03 for the three months ended June 30, 2007.

Exelon’s net income was $1,329 million for the six months ended June 30, 2008 as compared to $1,393 million for the six months ended June 30, 2007 and diluted earnings per average common share were $2.01 for the six months ended June 30, 2008 as compared to $2.05 for the six months ended June 30, 2007.

The increase for the three months ended June 30, 2008 was primarily due to the following:

•	higher realized prices on Generation’s market sales;

•	net mark-to-market gains on economic hedging activities;

•	increased revenue from certain long options in Generation’s proprietary trading portfolio;

•	increased nuclear output at Generation reflecting lower refueling and non-refueling outage days;

•	a gain related to the settlement of a claim related to a uranium supply agreement;

•

increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the Federal Energy Regulatory Commission (FERC)-approved formula rate; and

•	a favorable income tax benefit associated with Exelon’s method of capitalizing overhead costs.

The factors driving the overall increase in net income for the three months ended June 30, 2008 were partially offset by the following:

•	the impact of the Illinois Settlement agreement reached in 2007 (Illinois Settlement). See Note 4 of the Combined Notes to Consolidated Financial Statements for further information;

•	income associated with Exelon’s investments in synthetic fuel-producing facilities, including the impact of mark-to-market gains (losses) associated with the related derivatives in 2007;

•	increased allowance for uncollectible accounts expense at PECO;

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO;

•	unfavorable weather conditions in the ComEd service territory;

•	unrealized losses associated with Generation’s nuclear decommissioning trust fund investments;

•	nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; and

•	higher other operating and maintenance expenses, including wage-related inflation and higher storm costs at ComEd.

The decrease for the six months ended June 30, 2008 was primarily due to the following:

•	the impact of the Illinois Settlement reached in 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information;

•	unrealized losses associated with Generation’s nuclear decommissioning trust fund investments;

•	realized losses associated with Generation’s nuclear decommissioning trust fund investments due to the execution of a tax-planning strategy;

•	income associated with Exelon’s investments in synthetic fuel-producing facilities, including the impact of mark-to-market gains (losses) associated with the related derivatives in 2007;

•	decreased nuclear output at Generation reflecting increased refueling and non-refueling outage days;

•	increased nuclear refueling outage costs;

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO;

•	increased allowance for uncollectible accounts expense at PECO;

•	higher other operating and maintenance expenses, including wage-related inflation and higher storm costs at ComEd;

•	the impact of a favorable PJM Interconnection, LLC (PJM) billing settlement with PPL Electric (PPL) in 2007;

•	unfavorable weather conditions in the ComEd service territory;

•	nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; and

•	favorable settlement of a tax matter at Generation related to Sithe Energies, Inc. (Sithe) in 2007.

The factors driving the overall decrease in net income for the six months ended June 30, 2008 were partially offset by the following:

•	higher realized prices on Generation’s market;

•	net mark-to-market gains on economic hedging activities;

•	increased revenue from certain long options in Generation’s proprietary trading portfolio;

•	increased nuclear output at Generation reflecting lower refueling and non-refueling outage days;

•	gains related to the settlement of claims related to uranium supply agreements;

•

increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the Federal Energy Regulatory Commission (FERC)-approved formula rate;

•	a favorable income tax benefit associated with Exelon’s method of capitalizing overhead costs;

•	increased energy delivery volume excluding the impact of weather;

•	the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase in Illinois effective January 2, 2007; and

•	decreased stock-based compensation expenses.

Financing Activities.    The Registrants’ liquidity is a function of their ability to successfully generate cash flows, obtain access to capital markets, and obtain funding from their credit facilities. The Registrants are committed to maintaining strong cash flows that support a strong investment grade credit rating, which should provide access to capital markets to make investments to grow the business.

During the six months ended June 30, 2008, Exelon met its capital resource requirements primarily with internally generated cash as well as funds from external sources, including the capital markets and through bank borrowings. During the six months ended June 30, 2008, ComEd and PECO issued $1.3 billion and $650 million, respectively, and retired $893 million and $865 million, respectively, of long-term debt.

On February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under an accelerated share repurchase program. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information.

Regulatory and Environmental Developments.    The following significant regulatory and environmental developments occurred during the three and six months ended June 30, 2008. See Notes 4 and 12 of the Combined Notes to Consolidated Financial Statements for further information.

•

Delivery Service Rate Case — On October 17, 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service rates to reflect its continued investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of approximately $360 million in the net annual revenue requirement, which was based on a 2006 test year and capital additions projected through the third quarter of 2008, would increase an average residential customer bill by approximately 7%. ICC proceedings relating to the proposed delivery service rates and related riders will take place over a period of up to eleven months. The ICC staff’s testimony and briefs indicated that ComEd’s rate increase after agreeing to the stipulation described below should be approximately $262 million on an annual basis. Various interveners and the ICC staff have suggested positions in the rate case which, if approved by the ICC, could lead to write-offs which could be material to ComEd’s results of operations. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, when any rate increase may go into effect, or whether any rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect.

On April 10, 2008, ComEd and the ICC staff reached a stipulation covering portions of contested issues in the delivery service rate case as well as the Original Cost Audit (see Note 4 of the Combined Notes to Consolidated Financial Statements for details). The stipulation, which is conditioned upon approval by the ICC, would require ComEd to incur a charge of approximately $20 million (pre-tax) related to various items identified in the Original Cost Audit. Under the terms of the stipulation, ComEd and the ICC have agreed to reflect the capital additions for 2007 and the first two quarters of 2008 in ComEd’s rate base; however, the third quarter 2008 capital additions have been excluded. If the ICC does not approve the stipulation in its entirety, ComEd believes it has appropriately included third quarter 2008 capital additions in rate base in this proceeding. The stipulation does not preclude other parties to the rate case or to any future Original Cost Audit proceeding to take positions contrary to the stipulation. On April 21, 2008, ComEd filed its surrebuttal testimony, which included a $345 million revenue increase reflecting certain adjustments. ComEd’s testimony also included informational data that reflected a $314 million increase reflecting the impacts of the stipulation and certain other reductions. If approved by the ICC, ComEd anticipates it would incur the $20 million (pre-tax) charge during the third quarter of 2008. A final ICC order must be issued by mid-September 2008, at which time any rate increase would become effective.

On July 10, 2008, the Administrative Law Judges (ALJs) issued a recommendation to the ICC for a $218 million rate increase. The proposed order does not approve the stipulation and recommends the issues in the Original Cost Audit should be addressed on their own merits in its own proceedings. The proposed order, if approved by the ICC, would also require ComEd to write off approximately $18 million (pre-tax) for various disallowances, which would be partially offset by the establishment of regulatory assets associated with previously incurred costs amounting to approximately $13 million (pre-tax). The proposed write-off is exclusive of the write-off discussed in the stipulation. The proposed order rejects the storm rider, while providing limited support for the system modernization rider.

A final ICC order must be issued by mid-September 2008, at which time any rate increase would become effective. The ICC may still approve the stipulation. If approved by the ICC, ComEd anticipates it would incur the $20 million charge associated with the stipulation during the third quarter of 2008. The ICC could also approve the $18 million (pre-tax) disallowance proposed by the ALJs in addition to or instead of the disallowance in the stipulation. As of June 30, 2008, ComEd has not recorded any disallowances or write-ups as a result of the stipulation on the proposed order. Any adjustments would take place at the time of the final ICC order.

The Original Cost Audit proceeding is expected to begin after the final ICC order in the distribution rate case. Note 4 of the Combined Notes to Consolidated Financial Statements for further information.

•

Transmission Rate Case — On March 1, 2007, ComEd filed a request with FERC, seeking approval to update its transmission rates and change the manner in which such rates are determined from fixed rates to a formula rate. ComEd also requested incentive rate treatment for certain transmission projects. The settlement agreement is a comprehensive resolution of all issues in the proceeding, other than ComEd’s pending request for rehearing on incentive returns on new investment. The settlement agreement resulted in an annual transmission network service revenue requirement increase of approximately $93 million. FERC approved the settlement on January 16, 2008. On January 18, 2008, FERC issued an order on rehearing that allowed a 1.5% adder to return on equity for ComEd’s largest transmission project and authorized the inclusion of 100% of construction work in progress in rate base for that project but rejected incentive treatment for any other project ComEd has pending. On February 19, 2008, several parties filed a petition for rehearing of FERC’s January 18 order. FERC has not yet ruled on this request.

On May 15, 2008 ComEd filed its first annual update filing, which updates ComEd’s formula rate to include actual 2007 expenses and capital additions plus forecasted 2008 capital additions. The update resulted in a revenue requirement of $456 million, which includes $26 million related to the 2007 true-up for a total increase of approximately $66 million. The new rate will be used by PJM to determine charges for services in the ComEd zone for June 1, 2008 through May 31, 2009. The filing will be reviewed by FERC and intervenors, who have until December 2008 to challenge the calculation of the new rate. ComEd has been reflecting its best estimate of its anticipated approved true-up in the financial statements.

•

Gas Distribution Rate Case — On March 31, 2008, PECO filed a petition before the Pennsylvania Public Utility Commission (PAPUC) for a $98 million increase to its delivery service revenue to fund critical infrastructure improvement projects that will ensure the safety and reliability of the natural gas delivery system. On July 1, 2008, PECO received testimony submitted by various state and special interest parties opposing the level of the proposed rate increase. Testimony on behalf of the Pennsylvania Office of Consumer Advocate and the Pennsylvania Public Utility Commission’s Office of Trial Staff, in PECO’s estimate, suggests that PECO is entitled to increase its gas delivery service rates between approximately $50 and $60 million. Since receiving this testimony, the parties have commenced settlement discussions. PECO’s rebuttal testimony is due on July 24, 2008, and hearings by the PAPUC are scheduled to begin August 12, 2008. The results of the rate case are expected to be known in the fourth quarter of 2008 and the new gas delivery rates would take effect no later than January 2009. PECO cannot predict how much of the requested increase the PAPUC will approve.

•

PECO AEPS Filing — On December 20, 2007, the PAPUC approved PECO’s request to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the Alternative Energy Portfolio Standards Act (AEPS Act) following the completion of its transition period. Bids were received on March 13, 2008. On March 14, 2008, PECO’s third-party monitor report was submitted to the PAPUC for approval. The PAPUC issued a letter on March 19, 2008, stating that while PECO had conducted the request for proposal (RFP) in accordance with the PAPUC approved process, the PAPUC required additional information. On March 21, 2008, the PAPUC rejected the bids PECO received for Alternative Energy Credits (AECs). The bidders sought reconsideration on April 7, 2008. At its public meeting on June 24, 2008, the PAPUC granted the petition for reconsideration by one of the bidders and authorized acceptance of the bid. PECO is planning to issue a second RFP later in 2008.

Outlook for 2008 and Beyond.

Exelon’s future financial results will be affected by a number of factors, including the following:

•

The legislation reflecting the agreement that ComEd and other generators and utilities in Illinois reached with various representatives from the State of Illinois (Illinois Settlement Legislation) is expected to provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers with less risk that rate freeze or other harmful legislation will be pursued in the near term. The Illinois Settlement Legislation established a new competitive procurement model to be developed by the IPA, by which ComEd will procure its energy supply. ComEd has stabilized a portion of its costs of procurement pursuant to a five-year financial swap contract with Generation. ComEd will be allowed to fully recover the costs of procuring energy, capacity and ancillary services, including the impacts of the financial swap contract, in its rates. In the event that legislation is enacted in the Illinois General Assembly prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax, the Illinois Settlement Legislation permits ComEd and Generation, as contributors to certain rate relief programs, to terminate their funding commitments to such programs.

•

PECO is subject to caps on its generation rates through December 31, 2010. PECO’s electric transmission and distribution rates will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so. PECO is or will be involved in proceedings involving annual changes in its electric and gas universal service fund cost charges, its electric CTC/intangible transition charge reconciliation mechanism, its purchased gas cost rate, its every five-year nuclear decommissioning cost adjustment clause mechanism and its State Tax Adjustment Surcharge (STAS), all of which relate to PECO’s recovery of the applicable costs. In Pennsylvania and other states where retail electric generation rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on retail customers. Such transition periods have ended for six Pennsylvania electric distribution companies and, in some instances, post-transition electricity price increases occurred. In response to concerns about post-transition rate increases in Pennsylvania, several measures have been either proposed or contemplated by various stakeholders. Other measures previously proposed by the Pennsylvania Governor as part of his Energy Independence Strategy included, among other things: a phase-in of increased generation rates after expiration of rate caps; installation of smart metering technology; and permission for electric distribution companies to enter into long-term contracts with large industrial customers.

On July 9, 2008 the Pennsylvania Legislature passed and the Governor signed legislation providing a $650 million fund to support investment in renewable power resources and conservation. The fund will be appropriated from Pennsylvania’s General Fund. Other elements of the proposed comprehensive energy plan, including power procurement, rate-increase mitigation, and implementation of conservation and demand-side programs and smart-meter technology, were put off for further consideration when the Legislature reconvenes in its Fall session. Other measures suggested by elected officials in Pennsylvania include an extension of the electric rate cap period, a generation tax and contributions of value (potentially billions of dollars) by Pennsylvania utility companies toward rate relief initiatives or programs. PECO cannot predict what measures, if any, will be introduced in the state legislature or become law in Pennsylvania, nor the disposition of measures in the Pennsylvania Governor’s Energy Independence Strategy. However, any legislation that requires PECO to sell electricity, beginning in 2011, at prices that are below PECO’s cost to procure and deliver electricity to customers or other legislation that would freeze rates or extend the rate cap beyond 2010 could have a material adverse impact on Exelon’s and PECO’s results of operations, cash flows and financial positions.

•

The final default service regulations became effective in Pennsylvania on September 15, 2007. The regulations allow for competitive procurement by distribution companies through auctions or RFPs, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Electric distribution companies, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which, as described above, expires December 31, 2010 for PECO.

•

Current market prices for energy have increased significantly over the past few years due to the rise in natural gas and other fuel prices. As a result, PECO customers’ generation rates are below current wholesale energy market prices in PJM, and Generation’s margins on sales in excess of PECO’s requirements have improved historically. Generation’s ability to achieve those margins following the expiration of its PPA with PECO in 2010 will partially depend on future wholesale energy market prices.

•

Generation is exposed to commodity price risk. Generation has hedges in place that significantly mitigate this risk for 2008 and 2009. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well.

•

Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Generation currently procures uranium concentrates through long-term contracts, and three producers supply approximately 60% of requirements from 2008 through 2012. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking results of operations, cash flow and financial risk into account. On September 29, 2006, Generation notified the NRC that Generation will begin the application process for a combined Construction and Operating License (COL) that would allow for the possible construction of a new nuclear plant in Texas. The filing of the letter with the NRC launched a process that preserves for Exelon and Generation the option to develop a new nuclear plant in Texas without immediately committing to the full project. In order to continue preserving and assessing this option, Exelon and Generation have approved expenditures on the project of up to $100 million, which includes fees and costs related to the COL, reservation payments and other costs for long-lead components of the project, and other site evaluation and development costs. Amounts spent on the project to date have been expensed. The development phase of the project is expected to extend into 2009, with approval of funding beyond the $100 million commitment subject to management review and board approval. Generation has not made a decision to build a new nuclear plant at this time. Among the various conditions that must be resolved before any formal decision to build is made are a workable solution to spent nuclear fuel disposal, broad public acceptance of a new nuclear plant and assurances that a new plant using the new technology can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, production and other potential tax credits, and other key economic factors. Generation expects to submit the COL application to the NRC in 2008.

•

On May 1, 2008, Generation announced that it is actively pursuing the development of a 600-megawatt combined-cycle natural gas power plant in Pennsylvania. The new plant would advance Exelon’s efforts to combat carbon emissions associated with electricity generation. Generation has been looking at several existing plant sites that it owns with access to the transmission lines, water and fuel needed to operate a new power plant. Generation has stated that a final decision on whether to move forward would be made only after it had more certainty around the environmental permitting process and had performed a more detailed economic review of building a new plant. Generation estimates that the earliest a plant could be operational is 2012. Amounts spent on the project to date, which are not material, have been expensed.

•

On December 11, 2007, Generation announced that it will seek to accelerate the decommissioning of its Zion Station in Illinois more than a decade earlier than originally planned. Generation has contracted with EnergySolutions, Inc. to dismantle the nuclear plant, which closed in 1998. Completion of the arrangement is subject to the satisfaction of a number of closing conditions, including the receipt of a private letter ruling from the Internal Revenue Service (IRS). The IRS issued a private letter ruling on July 14, 2008 indicating that the proposed transaction will be treated consistently with Generation’s interpretations of existing IRS regulations. Additionally, the NRC must approve the arrangement, and this decision is expected by December 19, 2008. Upon approval, the Zion Station’s licenses and decommissioning funds would be transferred to EnergySolutions, Inc. Generation believes that accelerated decommissioning will make the land available for other uses earlier than originally thought possible, and can be completed cost effectively for the amounts that were collected from ratepayers and deposited into the nuclear decommissioning trust funds for Zion Station. The decommissioning of Zion Station by EnergySolutions, Inc. under the aforementioned arrangement is not expected to have a significant economic impact on Generation.

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

•

Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as other companies in many business sectors, including utilities, are considering ways to address the climate change issue. Mandatory programs to reduce greenhouse gas (GHG) emissions are likely to evolve in the future. If these plans become effective, Exelon may incur costs in limiting further the GHG emissions from its operations or in procuring emission allowance credits. However, Exelon may benefit from stricter emission standards due to its significant nuclear capacity, which is not anticipated to be adversely affected by the proposed emission standards. On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. EPA (EPA) holding that carbon dioxide (CO2) and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act.

The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule, and Federal or state legislation. In response to the Supreme Court decision, on July 11, 2008, the EPA issued an Advance Notice of Proposed Rulemaking (ANPR) seeking public comment on analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act. In issuing the ANPR, the EPA deferred any regulation of GHGs under the Clean Air Act. As a result, the issue of GHG regulation will likely not be addressed until the next presidential administration, whether by regulation under the Clean Air Act or by new and comprehensive legislation.

•

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Interstate Rule (CAIR), which had been promulgated by the EPA in 2005 to reduce power plant emissions of SO2 and NOx. CAIR had established new annual (applicable in 23 eastern states) and ozone season (applicable in 25 eastern states) NO x emission caps that were scheduled to take effect in 2009. Further, CAIR would have required an additional reduction of SO2 emissions in 23 eastern states starting in 2010, with additional SO2 and NOx reductions in 2015. The court ruling also vacated the CAIR regional cap and trade programs for SO2 and NOx, which may impair the value of emissions allowances obtained for future compliance. Remaining in effect are the EPA “NOx State Implementation Plan (SIP) Call” regulation applicable to summertime NOx emissions under a cap and trade program and the Acid Rain Program for SO2, reductions.

One impact of the court ruling is that some states were relying on the emissions reductions required by CAIR to support attainment of the National Ambient Air Quality Standards (NAAQS) for fine particulate matter and ground level ozone. EPA must decide whether to appeal the court ruling, and in the absence of judicial relief, either legislative or regulatory action is necessary to ensure that the states achieve sufficient NOx and SO2 reductions to meet the NAAQS. Such actions are likely to take several years to accomplish. Generation is currently operating in compliance with all federal and state regulations, and it is anticipated that the CAIR invalidation will not have a material impact on future compliance pending reinstatement of the emission reduction requirements. Any adverse impact to Generation that may result from the impairment of previously acquired emission allowances of SO2 and NOx is not expected to have a material impact on Generation’s results of operations, cash flows, or financial positions due to the limited volume of transactions in CAIR-based emission allowances. As of June 30, 2008, Generation had approximately $83 million of emission allowances, primarily comprised of SO2 allowances, which are carried at the lower of weighted average cost or market. In the third quarter of 2008 Generation will recognize an impairment of approximately $2 million of NOx allowances related to the annual reductions that would have been required under CAIR.

•

On May 6, 2005, Exelon announced that it had established a voluntary goal to reduce its GHG emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Subsequently, on July 15, 2008, Exelon announced a new longer-term comprehensive environmental plan. The plan, Exelon 2020, details an enterprise-wide approach and a host of initiatives being pursued by Exelon to reduce Exelon’s greenhouse gas emissions and that of its customers, communities, suppliers and markets. Exelon 2020 sets a goal for Exelon to reduce, offset, or displace more than 15 million metric tons of greenhouse gas emissions per year by 2020, which is more than Exelon’s total current carbon footprint. Through Exelon 2020, Exelon is pursuing three broad strategies: reduce or offset its own carbon footprint, help customers and communities reduce their greenhouse gas emissions, and offer more low-carbon electricity in the marketplace. The amount of expenditures to implement the plan will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

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

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2007 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At June 30, 2008, the Registrants’ critical accounting policies and estimates did not change significantly from December 31, 2007, except for the elimination of the critical accounting policy and estimate “Asset Impairments — Investments” as it is no longer applicable to the Registrants due to the adoption of SFAS No. 159 in 2008. See Notes 3 and 10 of the Combined Notes to Consolidated Financial Statements for further detail.

New Accounting Pronouncements

See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

	Three Months Ended June 30		Favorable (Unfavorable) Variance
Exelon Corporation	2008	2007
Operating revenues	$4,622	$4,501	$121
Operating expenses
Purchased power and fuel expense	1,518	1,640	122
Operating and maintenance expense	1,086	1,062	(24)
Depreciation and amortization	402	369	(33)
Taxes other than income	186	199	13

Total operating expenses	3,192	3,270	78

Operating income	1,430	1,231	199

Other income and deductions
Interest expense	(180)	(161)	(19)
Interest expense to affiliates, net	(34)	(53)	19
Equity in losses of unconsolidated affiliates and investments	(8)	(43)	35
Other, net	(40)	43	(83)

Total other income and deductions	(262)	(214)	(48)

Income from continuing operations before income taxes	1,168	1,017	151
Income taxes	419	314	(105)

Income from continuing operations	749	703	46
Income from discontinued operations, net of income taxes	(1)	(1)	—

Net income	$748	$702	$46

Diluted earnings per share	$1.13	$1.03	$0.10

Net Income.    Exelon’s net income for the three months ended June 30, 2008 increased due to higher realized prices in market sales at Generation; increased revenue from certain long options in Generation’s proprietary trading portfolio; increased nuclear output at Generation as a result of fewer refueling and non-refueling outage days; net mark-to-market gains on economic hedging activities; increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the FERC-approved formula rate; a gain related to the settlement of a claim related to a uranium supply agreement; and income tax benefit related associated with Exelon’s method of capitalizing overhead costs. These increases were partially offset by the impact of the Illinois Settlement; unfavorable weather conditions in the ComEd and PECO service territories; income associated with investments in synthetic fuel-producing facilities in 2007; increased depreciation and amortization expense, primarily related to CTC amortization at PECO; increased allowance for uncollectible accounts expense at PECO; unrealized losses associated with Generation’s nuclear decommissioning trust fund investments; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; higher operating and maintenance expenses, including wage-related inflation; and higher storm-related costs at ComEd.

Operating Revenues.    Operating revenues increased due to higher realized prices on market sales; higher nuclear output; increased revenue from certain long options in Generation’s proprietary trading portfolio; and increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the FERC-approved formula rate. These increases were partially offset by more non-residential customers at ComEd electing to purchase electricity from a competitive electric generation supplier; the expiration of certain wholesale contracts at ComEd; and unfavorable weather conditions in the ComEd and PECO service territories.

Purchased Power and Fuel Expense.    Purchased power and fuel expense decreased due to the impact of the Illinois Settlement; lower purchased power volumes at Generation; the expiration of certain wholesale contracts at ComEd; the effects of unfavorable weather conditions in the ComEd and PECO service territories; net mark-to-market gains on Generation’s economic hedging activities; and a gain related to the settlement of claims related to a uranium supply agreement. These decreases were partially offset by higher prices for purchased power at Generation. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to increased allowance for uncollectible accounts expense at PECO; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; wage-related inflation; and higher storm-related cost at ComEd. These increases are partially offset by decreased nuclear refueling outage costs associated with fewer refueling outage days and post rate freeze period transition expense at ComEd. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO and higher plant balances due to capital additions at Generation.

Taxes Other Than Income.    Taxes other than income decreased primarily due to an Illinois distribution tax refund received in 2008 and the amortization of a regulatory liability that was established in connection with the PURTA property tax settlement in 2007 (which is offset by lower revenues).

Interest Expense.    Interest expense, net remained constant for the three months ended June 30, 2008 compared to the same period in 2007. This primarily resulted from higher outstanding long-term and short-term debt balances offset by lower interest on spent nuclear fuel obligations as a result of lower rates and a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments.

Other Income and Deductions.    The change in other income and deductions reflects net unrealized losses in 2008 on Generation’s nuclear decommissioning trust funds investments due to adverse financial market conditions; the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units; and income associated with investments in synthetic fuel-producing facilities that ceased operations at the end of 2007.

Effective Income Tax Rate.    Exelon’s effective income tax rate from continuing operations for the three months ended June 30, 2008 was 35.9% as compared to 30.9% for the three months ended June 30, 2007. The increase in the effective tax rate was primarily attributable to an increase of 6.3% for three months ended June 30, 2008 due to the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007, partially offset by a tax benefit on realized and unrealized losses on the decommissioning trust funds recorded at Generation for the second quarter of 2008 resulting in a decrease of 1.6%.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended June 30, 2008 compared to the same period in 2007 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$653	$578	$75
ComEd	35	29	6
PECO	58	96	(38)
Other	3	—	3

Total	$749	$703	$46

Net Income (Loss) by Business Segment

	Three Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$653	$578	$75
ComEd	35	29	6
PECO	58	96	(38)
Other	2	(1)	3

Total	$748	$702	$46

Results of Operations — Generation

	Three Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$2,756	$2,641	$115
Operating expenses
Purchased power and fuel	883	974	91
Operating and maintenance	615	618	3
Depreciation and amortization	73	65	(8)
Taxes other than income	47	47	—

Total operating expenses	1,618	1,704	86

Operating income	1,138	937	201

Other income and deductions
Interest expense	(38)	(31)	(7)
Equity in earnings (losses) of investments	(1)	(1)	—
Other, net	(63)	22	(85)

Total other income and deductions	(102)	(10)	(92)

Income from continuing operations before income taxes	1,036	927	109
Income taxes	383	349	(34)

Income from continuing operations	653	578	75
Income (loss) from discontinued operations, net of income taxes	—	—	—

Net income	$653	$578	$75

Net Income.    Generation’s net income for the three months ended June 30, 2008 increased compared to the same period in 2007 primarily due to higher operating revenues, net of purchased power and fuel expense, as a result of higher average margins on energy sales, higher net mark-to-market gains on economic hedging activities, increased revenue from certain long options in the proprietary trading portfolio, higher nuclear output reflecting decreased refueling and non-refueling outage days, and a gain related to the settlement of a claim related to a uranium supply agreement, partially offset by costs incurred in conjunction with the Illinois Settlement. Partially offsetting the higher net operating revenues were unrealized losses related to nuclear decommissioning trust fund investments and increased operating expenses, including higher salary and benefit costs and nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas.

Operating Revenues.    For the three months ended June 30, 2008 and 2007, Generation’s sales were as follows:

Revenue	Three Months Ended June 30,		Variance	% Change
	2008	2007
Electric sales to affiliates	$834	$828	$6	0.7%
Wholesale and retail electric sales	1,776	1,680	96	5.7%

Total electric sales revenue	2,610	2,508	102	4.1%
Retail gas sales	114	87	27	31.0%
Trading portfolio	82	32	50	n.m
Other operating revenue(a)	(50)	14	(64)	n.m

Total operating revenue	$2,756	$2,641	$115	4.4%

(a)

Includes amounts incurred for the Illinois Settlement, revenues relating to fossil fuel sales and decommissioning revenue from PECO during 2008. Includes revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO during 2007.

n.m.	Not meaningful.

Sales (in gigawatt hours (GWhs)(a))	Three Months Ended June 30,		Variance	% Change
	2008	2007
Electric sales to affiliates	14,979	14,878	101	0.7%
Wholesale and retail electric sales	28,575	30,911	(2,336)	(7.6)%

Total electric sales	43,554	45,789	(2,235)	(4.9)%

(a)	One Gwh is the equivalent of one million kilowatt hours (kWhs)

Trading volumes of 1,784 GWhs and 4,775 GWhs for the three months ended June 30, 2008 and 2007, respectively, are not included in the table above.

Electric sales to affiliates.    The changes in Generation’s electric sales to affiliates for the three months ended June 30, 2008 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (Decrease)
ComEd	$(9)	$5	$(4)
PECO	10	—	10

Total	$1	$5	$6

In the ComEd territories, the volume increase was primarily the result of an acquisition from an unrelated third party, effective January 1, 2008, to fulfill their supply requirements under the auction. The decrease in price in the ComEd territories includes a $7 million reduction in revenue resulting from the settlement of the ComEd swap starting in June 2008. In the PECO territories, the increase in price reflects a favorable change in the mix of average pricing related to PECO’s PPA with Generation.

Wholesale and retail electric sales.    The increase in Generation’s wholesale and retail electric sales for the three months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Price	$223
Volume	(127)

Increase in wholesale and retail electric sales	$96

The increase was primarily due to an overall increase in market prices, partially mitigated by lower volumes of generation sold to the market. The decrease in volumes is reflective of an increased use of financial instruments versus physical contracts.

Retail gas sales.    Retail gas sales increased $27 million for the three months ended June 30, 2008, as compared to the same period in 2007, of which $25 million was due to higher realized prices and $2 million was due to an increase in volumes as a result of higher demand.

Trading Portfolio.    Trading portfolio increased $50 million for the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to increased revenue from certain long options in the proprietary trading portfolio.

Other revenue.    The decrease in other revenues for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to costs of $70 million recorded in 2008 related to the Illinois Settlement.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

Supply Source (in GWhs)	Three Months Ended June 30,		Variance	% Change
	2008	2007
Nuclear generation(a)	35,069	34,350	719	2.1%
Purchases — economic hedge portfolio	5,575	8,580	(3,005)	(35.0)%
Fossil and hydroelectric generation	2,910	2,859	51	1.8%

Total supply	43,554	45,789	(2,235)	(4.9)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the three months ended June 30, 2008 compared to the same period in 2007. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs and tolling agreement costs	$253	$(228)	$25
Generation costs	(46)	5	(41)
Fuel resale costs	22	2	24
Mark-to-market	n.m.	n.m.	(99)

Decrease in purchased power and fuel expense			$(91)

n.m.	Not meaningful

Purchased Power Costs and Tolling Agreement Costs.    Purchased power costs and tolling agreement costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had lower purchased power volumes primarily due to an increased use of financial instruments versus physical contracts. Additionally, the decrease in volumes was driven by market conditions that resulted in decreased purchases from contracted units as well as decreases due to the termination of the Stateline PPA in October 2007. Generation realized overall higher prices for purchased power as a result of an overall increase in market prices.

Generation Costs.    Generation costs include fuel costs for internally generated energy. Generation experienced overall lower generation costs for the three months ended June 30, 2008, as compared to the same period in 2007 primarily due to recording a gain of approximately $39 million related to a non-performance claim related to a uranium supply agreement. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further information.

Fuel Resale Costs.    Fuel resale costs include retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the three months ended June 30, 2008 as compared to the same period in 2007 consisted of an increase of $22 million as a result of overall higher prices in addition to a volume increase of $2 million as a result of higher demand.

Mark-to-market.    Generation is exposed to market risks associated with changes in commodity prices, and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on power hedging activities were $46 million for the three months ended June 30, 2008 compared to gains of $16 million for the same period in 2007. Mark-to-market gains on fuel hedging activities were $123 million for the three months ended June 30, 2008 compared to losses of $38 million for the same period in 2007. See Note 16 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives under SFAS No. 157.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the three months ended June 30, 2008, as compared with the same period in 2007. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

($/MWh)	Three Months Ended June 30,		% Change
	2008	2007
Average electric revenue
Electric sales to affiliates(a)	$55.68	$55.65	0.1%
Wholesale and retail electric sales	62.15	54.35	14.4%
Total — excluding the trading portfolio	59.93	54.77	9.4%
Average electric supply cost(b) — excluding the proprietary trading portfolio	17.65	19.27	(8.4)%
Average margin — excluding the proprietary trading portfolio	42.28	35.50	19.1%

(a)	Electric sales to affiliates includes a $7 million reduction in revenues resulting from the settlement of the ComEd swap starting in June 2008.
(b)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the three months ended June 30, 2008, as compared with the same period in 2007, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended June 30,
	2008		2007
Nuclear fleet capacity factor(a)	95.8%		93.6%
Nuclear fleet production cost per MWh(a)	$14.47	(b)	$14.29

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.
(b)

Excludes the $39 million reduction in fuel expense related to the uranium supply agreement non-performance settlement. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further information.

The nuclear fleet capacity factor increased primarily due to fewer refueling outage days as well as a decrease in non-refueling outage days during the three months ended June 30, 2008 compared to the same period in 2007. For the three months ended June 30, 2008 and 2007, refueling outage days totaled 40 and 55, respectively, while non-refueling outage days totaled 3 and 18, respectively. The higher number of net MWh’s generated were offset by higher operating inspection and maintenance costs and higher nuclear fuel costs resulting in a higher production cost per MWh for the three months ended June 30, 2008 as compared to the same period in 2007.

Operating and Maintenance Expense.    The decrease in operating and maintenance expense for the three months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Decommissioning-related activities	$(38)
Wages, salaries and benefits	20
New nuclear project development costs	9
Other	6

Decrease in operating and maintenance expense	$(3)

•

The $38 million decrease in decommissioning-related activities related primarily to the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units.

•	The $20 million increase in wages, salaries and benefits reflects the impact of inflation.

•

The $9 million increase in new nuclear project development costs was due to costs incurred for the evaluation and development of a new nuclear generating facility in Texas, including fees and costs related to the COL and other site evaluation and development.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended June 30, 2008 compared to the same period in 2007 increased primarily as a result of higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during refueling outages).

Interest Expense.    The increase in interest expense for the three months ended June 30, 2008 compared to the same period in 2007 reflected higher outstanding long-term debt balances as a result of the September 2007 bond issuance and higher outstanding commercial paper balances, partially offset by lower interest on spent nuclear fuel obligations as a result of lower rates.

Other, Net.    The decrease in other, net primarily reflects net unrealized losses in 2008 on the nuclear decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to adverse financial market conditions; the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units; partially offset by income related to the termination of a gas supply guarantee.

Effective Income Tax Rate.    Generation’s effective income tax rate from continuing operations for the three months ended June 30, 2008 was 37.0% as compared to 37.6% for the three months ended June 30, 2007. Generation’s effective tax rate decreased by 0.6% primarily as a result of recording a tax benefit in the second quarter of 2008 on realized and unrealized losses in its nuclear decommissioning fund investments. The tax benefits on the realized and unrealized losses discussed above were recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the three months ended June 30, 2008 because the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate.

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$1,425	$1,420	$5
Purchased power	820	838	18

Revenue net of purchased power	605	582	23

Other operating expenses
Operating and maintenance	280	266	(14)
Depreciation and amortization	113	109	(4)
Taxes other than income	71	76	5

Total other operating expenses	464	451	(13)

Operating income	141	131	10

Other income and deductions
Interest expense, net	(87)	(87)	—
Equity in losses of unconsolidated affiliates	(3)	(2)	(1)
Other, net	5	5	—

Total other income and deductions	(85)	(84)	(1)

Income before income taxes	56	47	9
Income taxes	21	18	(3)

Net income	$35	$29	$6

Net Income.    As more fully described below, ComEd’s net income for the three months ended June 30, 2008 compared to the same period in 2007 reflects higher revenue net of purchased power expense, primarily driven by higher transmission rates effective May 1, 2007 and June 1, 2008. The increase is partially offset by unfavorable weather conditions, higher operating and maintenance expenses, and higher depreciation and amortization expense.

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

The changes in operating revenues, purchased power expense and revenue net of purchased power for the three months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Retail energy and customer choice	$2	$2	$—
Transmission	17	n/a	17
Volume — delivery	4	n/a	4
Weather — delivery	(20)	n/a	(20)
Wholesale contracts	(19)	(25)	6
Rate relief program	16	n/a	16
Energy efficiency and demand response programs	5	n/a	5
Other	—	5	(5)

Total increase (decrease)	$5	$(18)	$23

n/a	Not applicable.

Retail energy and customer choice

Revenue

All ComEd customers have the choice to purchase electricity from a competitive electric supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. ComEd’s operating income is not affected by customer choice because it does not earn any margin on its costs of procuring power, which are passed along to customers without mark-up. As of June 30, 2008, six competitive electric suppliers had been granted approval to serve residential customers in the ComEd service territory. There are currently a minimal number of residential customers being served by alternative suppliers.

As a result of legislative and regulatory actions making certain non-residential customers ineligible for fixed-price bundled service and due to currently higher electricity rates, customers have elected to have a competitive electric generation supplier provide their electricity. For the three months ended June 30, 2008 and 2007, 54% and 51%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers.

	Three Months Ended June 30,
	2008	2007
Retail customers purchasing electricity from a competitive electric generation supplier:
Number of customers at period end	41,400	41,500
Percentage of total retail customers	1%	1%
Volume (GWhs)	11,471	11,290
Percentage of total retail deliveries	54%	51%

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to the three-month impact of ComEd customers electing to purchase electricity from a competitive electric generation supplier.

Transmission

During the three months ended June 30, 2008, ComEd experienced increased revenue from an increase in transmission rates. ComEd has a FERC-approved formula rate for its transmission rates, which was established effective May 1, 2007 with annual adjustments that began June 1, 2008. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Volume — Delivery

Revenue.    The increase in distribution service revenues primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers and increased usage per customer.

Weather — Delivery

Revenue.    Revenues were lower due to unfavorable weather conditions for the three months ended June 30, 2008 compared to the same period in 2007. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business in ComEd’s service territory. During the three months ended June 30, 2008 compared to the same period in 2007, cooling degree days were 37% lower, partially offset by an 12% increase in heating degree days.

Wholesale Contracts

Revenue.    ComEd’s revenues decreased $19 million primarily due to the expiration of certain wholesale contracts in May 2007.

Purchased Power.    ComEd’s purchased power decreased $25 million primarily due to the expiration of certain wholesale contracts in May 2007.

Rate relief program

Revenue.    During the three months ended June 30, 2008 compared to the three months ended June 30, 2007, ComEd funded less rate relief credits to customers. Credits provided to customers are recorded as a reduction to operating revenues, resulting in an increase in revenues during the second quarter of 2008. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Energy efficiency and demand response programs

Revenue.    As a result of the Illinois Settlement, utilities are allowed recovery of costs for energy efficiency and demand response programs beginning June 1, 2008. During the three months ended June 30, 2008, ComEd recognized $5 million of revenue associated with allowable costs. This amount was offset by an equal amount of operating and maintenance expense. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the three months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Incremental storm-related costs	$15
Wages and salaries	7
Energy efficiency and demand response programs	5
Corporate allocations	4
Fringe benefits	4
Contracting	3
Allowance for uncollectible accounts expense	(9)
Post rate freeze period transition expenses	(20)
Other	5

Increase in operating and maintenance expense	$14

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended June 30, 2008 compared to the same period in 2007 is the result of higher plant balances in 2008.

Taxes Other Than Income.    Taxes other than income decreased for the three months ended June 30, 2008 compared to the same period in 2007 as a result of decreases in volumetric taxes, specifically, the Illinois Electricity Distribution Tax and Franchise Taxes.

Interest Expense, Net.    Interest expense, net remained constant for the three months ended June 30, 2008 compared to the same period in 2007. This resulted from an increase in interest expense primarily due to higher debt balances and higher average interest rates offset by a decrease of $8 million related to a settlement with the IRS. See Notes 4 and 9 of the Combined Notes to the Consolidated Financial Statements for more information related to interest expense.

Other, Net.    Other, net remained constant for the three months ended June 30, 2008 compared to the same period in 2007.

Effective Income Tax Rate.    ComEd’s effective income tax rate for the three months ended June 30, 2008 was 37.5% as compared to 38.3% for the three months ended June 30, 2007. Overall, the effective tax rate remains relatively unchanged; however, ComEd’s income tax expense was reduced in the second quarter of 2008 for an IRS settlement of $4 million, which was offset by an increase in income tax expense of $4 million due to non-deductible interest expense.

ComEd Electric Operating Statistics and Revenue Detail

Retail Deliveries (in GWhs)	Three Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	6,119	6,359	(240)	(3.8)%
Small commercial & industrial	3,543	3,835	(292)	(7.6)%
Large commercial & industrial	174	540	(366)	(67.8)%
Public authorities & electric railroads	133	213	(80)	(37.6)%

Total full service	9,969	10,947	(978)	(8.9)%

Delivery only(b)
Small commercial & industrial	4,522	4,390	132	3.0%
Large commercial & industrial	6,830	6,785	45	0.7%
Public authorities & electric railroads	119	115	4	3.5%

	11,471	11,290	181	1.6%

Total retail deliveries	21,440	22,237	(797)	(3.6)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

Electric Revenue	Three Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	$732	$696	$36	5.2%
Small commercial & industrial	379	380	(1)	(0.3)%
Large commercial & industrial	18	35	(17)	(48.6)%
Public authorities & electric railroads	10	18	(8)	(44.4)%

Total full service	1,139	1,129	10	0.9%

Delivery only(b)
Small commercial & industrial	72	70	2	2.9%
Large commercial & industrial	71	71	—	0%
Public authorities & electric railroads	1	1	—	0%

	144	142	2	1.4%

Total electric retail revenues	1,283	1,271	12	0.9%
Other revenue(c)	142	151	(9)	(6.0)%
Economic hedge derivative contracts	—	(2)	2	n.m.

Total operating revenues	$1,425	$1,420	$5	0.4%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier.
(c)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.
n.m.	Not meaningful.

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$1,277	$1,269	$8
Purchased power and fuel	674	655	(19)

Revenue net of purchased power and fuel	603	614	(11)

Other operating expenses
Operating and maintenance	196	146	(50)
Depreciation and amortization	205	185	(20)
Taxes other than income	64	71	7

Total other operating expenses	465	402	(63)

Operating income	138	212	(74)

Other income and deductions
Interest expense, net	(58)	(64)	6
Equity in losses of unconsolidated affiliates	(4)	(2)	(2)
Other, net	7	5	2

Total other income and deductions	(55)	(61)	6

Income before income taxes	83	151	(68)
Income taxes	25	55	30

Net income	58	96	(38)
Preferred stock dividends	1	1	—

Net income on common stock	$57	$95	$(38)

Net Income.    PECO’s net income for the three months ended June 30, 2008 compared to the same period in 2007 decreased due to higher operating and maintenance expenses, primarily driven by an increase in the allowance for uncollectible accounts expense and higher CTC amortization in accordance with the Competition Act.

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

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$(3)	$(1)	$(2)	$(13)	$(11)	$(2)	$(16)	$(12)	$(4)
Volume	5	4	1	(5)	(4)	(1)	—	—	—
Rate increases	—	—	—	11	11	—	11	11	—
Customer choice	2	2	—	—	—	—	2	2	—
Other	11	20	(9)	—	(2)	2	11	18	(7)

Total increase (decrease)	$15	$25	$(10)	$(7)	$(6)	$(1)	$8	$19	$(11)

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Revenues were lower due to unfavorable weather conditions in PECO’s service territory, where heating degree days were 19% lower during the three months ended June 30, 2008 compared to the same period in 2007. Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business.

Purchased Power and Fuel Expense.    The decrease in purchased power and fuel expense attributable to weather was due to lower demand as a result of unfavorable weather conditions in the PECO service territory relative to the prior year.

Volume

Revenues.    The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes. The decrease in gas revenues as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased usage per customer, primarily in the residential customer class.

Purchased Power and Fuel Expense.    The increase in purchased power as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes. The decrease in fuel expense as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased gas usage per customer, primarily in the residential customer class.

Rate increases

Revenues.    The increase in gas revenues was due to net increases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause to reflect current market prices for gas. The average purchased gas cost rate per million cubic feet in effect for the three months ended June 30, 2008 was 10% higher than the average rate for the same period in 2007.

Purchased Power and Fuel Expense.    The increase in fuel expense reflected higher realized gas prices.

Customer choice

Revenues and Purchased Power.    For the three months ended June 30, 2008, 1% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers compared to 2% for the same period in 2007.

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

	Three Months Ended June 30,
	2008	2007
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	27,800	31,700
Percentage of total retail customers	2%	2%
Volume (GWhs)	122	158
Percentage of total retail deliveries	1%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other revenues and expenses

Revenues.    The increase in other electric revenues was primarily attributable to the higher market price in June due to hot weather, at which rate certain customers were charged. The increase was partially offset by a reduction in distribution rates made to refund the PURTA tax settlement to customers. This rate change had no impact on operating income because it was offset by the amortization of the regulatory liability related to the PURTA tax settlement that is reflected in taxes other than income.

Purchased Power and Fuel.    The increase in other purchased power primarily reflected a change in the mix of average pricing related to PECO’s PPA with Generation.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense(a).	$44
Fringe benefits	5
Wages and salaries	4
Higher storm-related costs	(3)

Increase in operating and maintenance expense	$50

(a)

The additional expense primarily reflects an increasing risk of uncollectible accounts, as evidenced by an increase in the aging of PECO’s accounts receivable balances and increased customer account charge-offs, in part as a result of a previous suspension of collection activities during a billing system conversion project. Enrollment has also increased in low-income customer assistance programs, which results in the eventual forgiveness of certain outstanding account balances.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase in CTC amortization of $19 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    The decrease in taxes other than income is primarily due to amortization of the regulatory liability for the PURTA settlement, which began in January 2008. See Note 13 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the PURTA settlement.

Interest Expense, Net.    The decrease in interest expense, net for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to a decrease in the outstanding debt balance due to PECO Energy Transition Trust (PETT) as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding during most of the quarter.

Other, Net.    The increase for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to the impact of interest income associated with the simplified service cost method (SSCM) settlement in May 2008 partially offset by a decrease in investment income. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate.    PECO’s effective income tax rate for the three months ended June 30, 2008 was 30.1% as compared to 36.4% for the three months ended June 30, 2007. The decrease in the effective tax rate was a result of reduced income and the exclusion of an adjustment to investment tax credits included in the three months ended June 30, 2007; while permanent differences remained relatively constant as compared to the three months ended June 30, 2007.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

Retail Deliveries (in GWhs)	Three Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	2,941	2,963	(22)	(0.7)%
Small commercial & industrial	1,960	1,995	(35)	(1.8)%
Large commercial & industrial	4,142	4,054	88	2.2%
Public authorities & electric railroads	226	202	24	11.9%

Total full service	9,269	9,214	55	0.6%

Delivery only(b)
Residential	7	10	(3)	(30.0)%
Small commercial & industrial	115	145	(30)	(20.7)%
Large commercial & industrial	—	3	(3)	(100.0)%

Total delivery only	122	158	(36)	(22.8)%

Total retail deliveries	9,391	9,372	19	0.2%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

Electric Revenue	Three Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	$442	$445	$(3)	(0.7)%
Small commercial & industrial	261	265	(4)	(1.5)%
Large commercial & industrial	359	341	18	5.3%
Public authorities & electric railroads	22	21	1	4.8%

Total full service	1,084	1,072	12	1.1%

Delivery only(b)
Residential	1	1	—	0.0%
Small commercial & industrial	6	8	(2)	(25.0)%
Large commercial & industrial	—	—	—	0.0%

Total delivery only	7	9	(2)	(22.2)%

Total electric retail revenues	1,091	1,081	10	0.9%

Other revenue(c)	71	66	5	7.6%

Total electric and other revenue	$1,162	$1,147	$15	1.3%

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

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	Three Months Ended June 30,		Variance	% Change
	2008	2007
Retail sales	6,838	8,317	(1,479)	(17.8)%
Transportation	6,158	5,928	230	3.9%

Total	12,996	14,245	(1,249)	(8.8)%

Revenue	Three Months Ended June 30,		Variance	% Change
	2008	2007
Retail sales	$109	$116	$(7)	(6.0)%
Transportation	4	3	1	33.3%
Resales and other	2	3	(1)	(33.3)%

Total gas revenue	$115	$122	$(7)	(5.7)%

Results of Operations — Exelon Corporation

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Exelon Corporation	Six Months Ended June 30		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$9,139	$9,330	$(191)
Operating expenses
Purchased power and fuel expense	3,129	3,655	526
Operating and maintenance expense	2,279	2,120	(159)
Depreciation and amortization	799	738	(61)
Taxes other than income	379	395	16

Total operating expenses	6,586	6,908	322

Operating income	2,553	2,422	131

Other income and deductions
Interest expense	(361)	(318)	(43)
Interest expense to affiliates, net	(75)	(109)	34
Equity in losses of unconsolidated affiliates and investments	(13)	(69)	56
Other, net	(98)	106	(204)

Total other income and deductions	(547)	(390)	(157)

Income from continuing operations before income taxes	2,006	2,032	(26)
Income taxes	676	648	(28)

Income from continuing operations	1,330	1,384	(54)
Income from discontinued operations, net of income taxes	(1)	9	(10)

Net income	$1,329	$1,393	$(64)

Diluted earnings per share	$2.01	$2.05	$(0.04)

Net Income.    Exelon’s net income for the six months ended June 30, 2008 decreased due to the impact of the Illinois Settlement; unfavorable weather conditions in the ComEd and PECO service territories; lower revenue due to decreased nuclear generation and increased nuclear refueling outage costs both primarily associated with a higher number of refueling outage days; increased allowance for uncollectible accounts expense at PECO; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; wage-related inflation; higher storm-related costs at ComEd; increased depreciation and amortization expense, primarily related to CTC amortization at PECO and higher plant balances at Generation; income associated with investments in synthetic fuel-producing facilities that ceased operations at the end of 2007; a favorable PJM billing settlement with PPL in 2007; unrealized and realized losses associated with Generation’s nuclear decommissioning trust funds; and the favorable settlement of a tax matter at Generation related to Sithe in 2007. These decreases were partially offset by increased revenue from certain long options in Generation’s proprietary trading portfolio; higher net mark-to-market gains on economic hedging activities; increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the FERC-approved formula rate; increased electric delivery volume, excluding the effects of weather, at ComEd and PECO; decreased stock-based compensation costs; income tax benefit related associated with Exelon’s method of capitalizing overhead costs; gains related to settlements of claims related to uranium supply agreements; and interest income related to a tax position.

Operating Revenues.    Operating revenues decreased due to the impact of the Illinois Settlement; lower generation volumes; more non-residential customers at ComEd electing to purchase electricity from a competitive electric generation supplier; the expiration of certain wholesale contracts at ComEd; and unfavorable weather conditions in the ComEd and PECO service territories. These decreases were partially offset by higher realized prices on market sales at Generation; increased revenue from certain long options in Generation’s proprietary trading portfolio; increased transmission revenue as a result of ComEd’s 2007 transmission rate case, which became effective in May 2007 as a result of the impact of the FERC-approved formula rate and the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase in Illinois effective January 2, 2007; and increased electric delivery volume, excluding the effects of weather, at ComEd and PECO.

Purchased Power and Fuel Expense.    Purchased power and fuel expense decreased due to lower purchased power volumes at Generation; the expiration of certain wholesale contracts at ComEd; favorable settlements reached in 2008 related to uranium supply agreements; higher energy delivery volume at ComEd and PECO, exclusive of the effects of weather and customer choice; and higher net mark-to-market gains on Generation’s economic hedging activities. These decreases was partially offset by a favorable PJM billing dispute settlement with PPL in the first quarter of 2007; and higher purchased power cost at Generation as a result of an overall increase in market prices. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to increased allowance for uncollectible accounts expense at PECO; increased nuclear refueling outage costs associated with a higher number of refueling outage days; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; wage-related inflation; and higher storm-related cost at ComEd. These increases are partially offset by post rate freeze period transition expense at ComEd in 2007 and decreased stock-based compensation costs in 2008. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO and higher plant balances at Generation due to capital additions and upgrades to existing facilities.

Taxes Other Than Income.    Taxes other than income decreased primarily due to an Illinois distribution tax refund received in 2008; the amortization of a regulatory liability that was established in connection with the PURTA property tax settlement in 2007 (which is offset by lower revenues); and increased property taxes, payroll taxes and sales and use taxes at Generation.

Interest Expense.    Interest expense increased for the six months ended June 30, 2008 compared to the same period in 2007. This increase primarily resulted from higher outstanding long-term and short-term debt balances partially offset by lower interest on spent nuclear fuel obligations as a result of lower rates at Generation and a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments.

Other Income and Deductions.    The change in other income and deductions reflects net unrealized losses in 2008 on the nuclear decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to adverse financial market conditions; realized losses on the trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to the execution of a tax planning strategy in the first quarter of 2008; the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units; the recognition of a gain on sale of investments during the first quarter of 2007; and income associated with investments in synthetic fuel-producing facilities that ceased operations at the end of 2007.

Effective Income Tax Rate.    Exelon’s effective income tax rate from continuing operations for the six months ended June 30, 2008 was 33.7% as compared to 31.9% for the six months ended June 30, 2007. The increase in the effective tax rate was primarily attributable to an increase of 5.4% for six months ended due to the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007,

partially offset by a tax benefit on realized and unrealized losses on the decommissioning trust funds recorded at Generation resulting in a decrease of 2.4% for six months ended and state income tax benefits for the second quarter resulting in a decrease of 1.5%.

Discontinued Operations.    During the six months ended June 30, 2007, Exelon’s Consolidated Statement of Income and Comprehensive Income included $9 million (after-tax) of income from discontinued operations related to a favorable legal settlement at Enterprises and income from discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the six months ended June 30, 2008 compared to the same period in 2007 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$1,091	$1,133	$(42)
ComEd	76	33	43
PECO	155	224	(69)
Other	8	(6)	14

Total	$1,330	$1,384	$(54)

Net Income (Loss) by Business Segment

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$1,090	$1,138	$(48)
ComEd	76	33	43
PECO	155	224	(69)
Other	8	(2)	10

Total	$1,329	$1,393	$(64)

Results of Operations — Generation

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$5,238	$5,344	$(106)
Operating expenses
Purchased power and fuel	1,718	2,038	320
Operating and maintenance	1,399	1,257	(142)
Depreciation and amortization	143	133	(10)
Taxes other than income	100	88	(12)

Total operating expenses	3,360	3,516	156

Operating income	1,878	1,828	50

Other income and deductions
Interest expense	(74)	(66)	(8)
Equity in earnings (losses) of investments	(1)	1	(2)
Other, net	(128)	54	(182)

Total other income and deductions	(203)	(11)	(192)

Income from continuing operations before income taxes	1,675	1,817	(142)
Income taxes	584	684	100

Income from continuing operations	1,091	1,133	(42)
Income (loss) from discontinued operations, net of income taxes	(1)	5	(6)

Net income	$1,090	$1,138	$(48)

Net Income.    Generation’s net income for the six months ended June 30, 2008 decreased compared to the same period in 2007 primarily due to higher operating expenses and unrealized and realized losses related to nuclear decommissioning trust fund investments, partially offset by higher operating revenues, net of purchased power and fuel expense. Higher operating expenses included increased nuclear refueling outage costs associated with a higher number of refueling outage days, nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas, and higher salary, benefit and contractor costs. Higher net operating revenues reflected higher average margins on energy sales, higher net mark-to-market gains on economic hedging activities, increased revenue from certain long options in the proprietary trading portfolio, and gains related to the settlement of claims related to uranium supply agreements, partially offset by lower revenue due to decreased nuclear output associated with a higher number of refueling outage days and costs incurred in conjunction with the Illinois Settlement.

Operating Revenues.    For the six months ended June 30, 2008 and 2007, Generation’s sales were as follows:

Revenue	Six Months Ended June 30,		Variance	% Change
	2008	2007
Electric sales to affiliates	$1,713	$1,688	$25	1.5%
Wholesale and retail electric sales	3,227	3,317	(90)	(2.7)%

Total electric sales revenue	4,940	5,005	(65)	(1.3)%
Retail gas sales	303	269	34	12.6%
Trading portfolio	103	32	71	n.m.
Other operating revenue(a)	(108)	38	(146)	n.m.

Total operating revenue	$5,238	$5,344	$(106)	(2.0)%

(a)

Includes amounts incurred for the Illinois Settlement, revenues relating to fossil fuel sales and decommissioning revenue from PECO during 2008. Includes revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO during 2007.

n.m.	Not meaningful.

Sales (in gigawatt hours (GWhs)(a))	Six Months Ended June 30,		Variance	% Change
	2008	2007
Electric sales to affiliates	31,183	31,083	100	0.3%
Wholesale and retail electric sales	53,945	61,740	(7,795)	(12.6)%

Total electric sales	85,128	92,823	(7,695)	(8.3)%

(a)	One Gwh is the equivalent of one million kilowatt hours (kWhs)
n.m.	Not meaningful.

Trading volumes of 3,646 GWhs and 9,876 GWhs for the six months ended June 30, 2008 and 2007, respectively, are not included in the table above.

Electric sales to affiliates.    The changes in Generation’s electric sales to affiliates for the six months ended June 30, 2008 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (Decrease)
ComEd	$(15)	$16	$1
PECO	31	(7)	24

Total	$16	$9	$25

In the ComEd territories, the volume increase was primarily the result of an acquisition from an unrelated third party, effective January 1, 2008, to fulfill their supply requirements under the auction. The decrease in price in the ComEd territories includes a $7 million reduction in revenue resulting from the settlement of the ComEd swap starting in June, 2008. In the PECO territories, the increase in price reflects a favorable change in the mix of average pricing related to PECO’s PPA with Generation, in addition to the effects of the last scheduled rate increase under the PPA, which took effect in mid-January 2007. The volume decrease in the PECO territories was primarily due to unfavorable weather conditions.

Wholesale and retail electric sales.    The decrease in Generation’s wholesale and retail electric sales for the six months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Volume	$(419)
Price	329

Decrease in wholesale and retail electric sales	$(90)

The decrease was primarily the result of lower volumes of generation sold to the market, partially mitigated by an overall increase in market prices. The decrease in volumes is reflective of an increased use of financial instruments versus physical contracts.

Retail gas sales.    Retail gas sales increased $34 million for 2008, as compared to 2007, of which $25 million was due to higher realized prices and $9 million was due to higher volumes as a result of increased demand.

Trading Portfolio.    Trading portfolio increased $71 million for the six months ended June 30, 2008, as compared to the same period in 2007, due primarily to increased revenue from certain long options in the proprietary trading portfolio.

Other revenue.    The decrease in other revenues for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to costs of $143 million recorded in 2008 related to the Illinois Settlement.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

Supply Source (in GWhs)	Six Months Ended June 30,		Variance	% Change
	2008	2007
Nuclear generation(a)	68,003	69,707	(1,704)	(2.4)%
Purchases — economic hedge portfolio	11,403	17,263	(5,860)	(33.9)%
Fossil and hydroelectric generation	5,722	5,853	(131)	(2.2)%

Total supply	85,128	92,823	(7,695)	(8.3)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the six months ended June 30, 2008 compared to the same period in 2007. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs and tolling agreement costs	$439	$(388)	$51
Generation costs	(111)	(12)	(123)
Fuel resale costs	21	8	29
Mark-to-market	n.m.	n.m.	(277)

Decrease in purchased power and fuel expense			$(320)

n.m. Not meaningful

Purchased Power Costs and Tolling Agreement Costs.    Purchased power costs and tolling agreement costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had lower purchased power volumes primarily due to market conditions that resulted in decreased purchases from contracted units as well as decreases due to the termination of the Stateline PPA in October 2007. The decrease in volumes is also reflective of an increased use of financial instruments versus physical contracts. Generation realized overall higher prices for purchased power as a result of an overall increase in market prices. Further, Generation’s purchased power costs increased $28 million due to the favorable PJM billing dispute settlement with PPL in the first quarter of 2007.

Generation Costs.    Generation costs include fuel costs for internally generated energy. Generation experienced overall lower generation costs for the six months ended June 30, 2008, as compared to the same period in 2007 due to decreased realized prices and lower volumes. Additionally, Generation recorded gains of approximately $53 million related to the settlement of non-performance claims related to uranium supply agreements. See Note 12 of the Combined Notes to the Consolidated Financial Statements for further information.

Fuel Resale Costs.    Fuel resale costs include retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the six months ended June 30, 2008 as compared to the same period in 2007 consisted of an increase of $21 million as a result of overall higher prices, in addition to a volume increase of $8 million as a result of higher demand.

Mark-to-market.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on power hedging activities were $147 million in 2008 compared to losses of $145 million in 2007. Mark-to-market gains on fuel hedging activities were $287 million in 2008 compared to gains of $8 million in 2007. See Note 16 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives under SFAS No. 157.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the six months ended June 30, 2008, as compared with the same period in 2007. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

($/MWh)	Six Months Ended June 30,		% Change
	2008	2007
Average electric revenue
Electric sales to affiliates(a)	$54.93	$54.31	1.1%
Wholesale and retail electric sales	59.82	53.73	11.3%
Total — excluding the trading portfolio	58.03	53.92	7.6%
Average electric supply cost(b) — excluding the proprietary trading portfolio	16.65	19.08	(12.7)%
Average margin — excluding the proprietary trading portfolio	41.38	34.84	18.8%

(a)	Electric sales to affiliates includes a $7 million reduction in revenues resulting from the settlement of the ComEd swap starting in June 2008.
(b)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the six months ended June 30, 2008, as compared with the same period in 2007, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Six Months Ended June 30,
	2008		2007
Nuclear fleet capacity factor(a)	92.4%		95.0%
Nuclear fleet production cost per MWh(a)	$16.35	(b)	$14.28

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.
(b)

Excludes the $53 million reduction in fuel expense related to uranium supply agreement non-performance settlements. See note 12 of the Combined Notes to the Consolidated Financial Statements for further information.

The nuclear fleet capacity factor decreased primarily due to more refueling outage days as well as an increase in non-refueling outage days during the six months ended June 30, 2008 compared to the same period in 2007. For the six months ended June 30, 2008 and 2007, refueling outage days totaled 144 and 95, respectively, while non-refueling outage days totaled 29 and 19, respectively. The lower number of net MWh’s generated and the higher outage inspection and maintenance costs associated with the higher number of refueling outage days resulted in a higher production cost per MWh for the six months ended June 30, 2008 as compared to the same period in 2007.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the six months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase
Nuclear refueling and non-refueling outage costs including the co-owned Salem plant	$70
New nuclear project development costs	20
Wages, salaries and benefits	19
Contractor costs	15
Other	18

Increase in operating and maintenance expense	$142

•

A $70 million increase in nuclear refueling and non-refueling outage costs was associated with the higher number of refueling and non-refueling outage days during the six months ended June 30, 2008 as compared to the same period in 2007.

•

The $20 million increase in new nuclear project development costs was due to costs incurred for the evaluation and development of a new nuclear generating facility in Texas, including fees and costs related to the COL and other site evaluation and development costs.

•	The $19 million increase in wages, salaries and benefits reflects the impact of inflation.

•

The $15 million increase in contractor costs was primarily related to non-outage contracting and services maintenance work at the nuclear plants and staff augmentation and maintenance work at the fossil and hydroelectric plants.

Taxes Other Than Income.    The increase in taxes other than income for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to increased property taxes, payroll taxes and sales and use taxes.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended June 30, 2008 compared to the same period in 2007 increased primarily as a result of higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages).

Interest Expense.    The increase in interest expense for the six months ended June 30, 2008 compared to the same period in 2007 reflected higher outstanding long-term debt balances as a result of the September 2007 bond issuance and higher outstanding commercial paper balances, partially offset by lower interest on spent nuclear fuel obligations as a result of lower rates.

Other, Net.    The decrease in other, net primarily reflects net unrealized losses in 2008 on the nuclear decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to adverse financial market conditions; realized losses on the trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to the execution of a tax planning strategy in the first quarter of 2008; the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units; the recognition of a gain on sale of investments during the first quarter of 2007; partially offset by income related to the termination of a gas supply guarantee.

Effective Income Tax Rate.    Generation’s effective income tax rate from continuing operations for the six months ended June 30, 2008 was 34.9% as compared to 37.6% for the six months ended June 30, 2007. Generation’s effective tax rate decreased by 2.7% primarily as a result of recording a tax benefit in the first and second quarters of 2008 on realized and unrealized losses in its nuclear decommissioning fund investments. The tax benefits on the realized and unrealized losses discussed above were recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the six months ended June 30, 2008 because the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate.

Discontinued Operations.    There was no significant activity related to the discontinued operations for Sithe during the six months ended June 30, 2008. For the six months ended June 30, 2007, Generation’s Consolidated Statement of Operations and Comprehensive Income included $5 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$2,865	$2,911	$(46)
Purchased power	1,661	1,806	145

Revenue net of purchased power	1,204	1,105	99

Other operating expenses
Operating and maintenance	529	510	(19)
Depreciation and amortization	224	217	(7)
Taxes other than income	140	157	17

Total other operating expenses	893	884	(9)

Operating income	311	221	90

Other income and deductions
Interest expense, net	(192)	(170)	(22)
Equity in losses of unconsolidated affiliates	(5)	(4)	(1)
Other, net	9	7	2

Total other income and deductions	(188)	(167)	(21)

Income before income taxes	123	54	69
Income taxes	47	21	(26)

Net income	$76	$33	$43

Net Income.    As more fully described below, ComEd’s net income for the six months ended June 30, 2008 compared to the same period in 2007 reflects higher revenue net of purchased power expense, primarily driven by higher transmission rates effective May 1, 2007 and June 1, 2008 and the one-day impact of lower retail rates for January 1, 2007 before the expiration of the rate freeze and implementation of the rate increase on January 2, 2007. Also contributing to the increase was a refund of Illinois Distribution Tax received in 2008, partially offset by unfavorable weather, higher operating and maintenance expense, higher depreciation and amortization expense, and higher interest expense.

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

The changes in operating revenues, purchased power expense and revenue net of purchased power for the six months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Retail energy and customer choice	$(87)	$(97)	$10
Transmission	56	n/a	56
Volume — delivery	10	n/a	10
Weather — delivery	(9)	n/a	(9)
Wholesale contracts	(50)	(55)	5
Rate relief program	16	n/a	16
Energy efficiency and demand response programs	5	n/a	5
Other	13	7	6

Total increase (decrease)	$(46)	$(145)	$99

n/a	Not applicable.

Retail energy and customer choice

Revenue.    Revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflected an increase attributable to the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase on January 2, 2007. This increase partially offsets the decrease in revenues associated with customer choice.

All ComEd customers have the choice to purchase electricity from a competitive electric supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. ComEd’s operating income is not affected by customer choice because it does not earn any margin on its costs of procuring power, which are passed along to customers without mark-up. As of June 30, 2008, six competitive electric suppliers had been granted approval to serve residential customers in the ComEd service territory, however there are a minimal number of residential customers being served by alternative suppliers.

As a result of legislative and regulatory actions making certain non-residential customers ineligible for fixed-price bundled service and due to currently higher electricity rates, non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the six months ended June 30, 2008 and 2007, 52% and 48%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers.

	Six Months Ended June 30,
	2008	2007
Retail customers purchasing electricity from a competitive electric generation supplier:
Number of customers at period end	41,400	41,500
Percentage of total retail customers	1%	1%
Volume (GWhs)	23,137	21,361
Percentage of total retail deliveries	52%	48%

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to the six-month impact of ComEd customers electing to purchase electricity from a competitive electric generation supplier.

Transmission

During the six months ended June 30, 2008, ComEd experienced increased revenue from an increase in transmission rates. ComEd has a FERC-approved formula rate for its transmission rates, which was established effective May 1, 2007 with annual adjustments that began June 1, 2008. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Volume — Delivery

Revenue.    The increase in distribution service revenues primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers and increased usage per customer.

Weather — Delivery

Revenue.    Revenues were lower due to unfavorable weather conditions for the six months ended June 30, 2008 compared to the same period in 2007. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business in ComEd’s service territory. During the six months ended June 30, 2008 compared to the same period in 2007, cooling degree days were 38% lower, partially offset by an 9% increase in heating degree days

Wholesale Contracts

Revenue.    ComEd’s revenues decreased $50 million primarily due to the expiration of certain wholesale contracts in May 2007.

Purchased Power.    ComEd’s purchased power decreased $55 million primarily due to the expiration of certain wholesale contracts in May 2007.

Rate relief program

Revenue.    During the six months ended June 30, 2008 compared to the six months ended June 30, 2007, ComEd issued less rate relief credits to customers that were funded by ComEd. Credits provided to customers are recorded as a reduction to operating revenues, resulting in an increase in revenues. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Energy efficiency and demand response programs

Revenue.    As a result of the Illinois Settlement, utilities are allowed recovery of costs for energy efficiency and demand response programs beginning June 1, 2008. During the three months ended June 30, 2008, ComEd recognized $5 million of revenue associated with allowable costs. This amount was offset by an equal amount of operating and maintenance expense. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the six months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Incremental storm-related costs	$18
Wages and salaries	11
Fringe benefits	7
Energy efficiency and demand response programs	5
Contracting	3
Corporate allocations	3
Allowance for uncollectible accounts expense	(3)
Severance-related expenses	(3)
Post rate freeze period transition expenses	(26)
Other	4

Increase in operating and maintenance expense	$19

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the six months ended June 30, 2008 compared to the same period in 2007 is the result of higher plant balances in 2008.

Taxes Other Than Income.    Taxes other than income decreased for the six months ended June 30, 2008 compared to the same period in 2007 primarily as a result of a $14 million refund of 2005 Illinois distribution tax received in 2008.

Interest Expense, Net.    The increase in interest expense, net for the six months ended June 30, 2008 compared to the same period in 2007 primarily resulted from higher debt balances and higher average interest rates. In 2008, interest expense included a $7 million charge to reverse previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. ComEd also recorded an increase in interest expense of $6 million related to a 2007 settlement with the IRS of a research and development claim. Higher interest expense was partially offset by a decrease to interest expense of $8 million related to a 2008 settlement with the IRS. See Notes 4 and 9 of the Combined Notes to the Consolidated Financial Statements for more information related to interest expense.

Other, Net.    The increase in other, net for the six months ended June 30, 2008 compared to the same period in 2007 primarily resulted from higher investment income, partially offset by a $1 million reversal of previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Effective Income Tax Rate.    ComEd’s effective income tax rate for the six months ended June 30, 2008 was 38.2% as compared to 38.9% for the six months ended June 30, 2007. Overall, the effective tax rate remains relatively unchanged; however, ComEd’s income tax expense was reduced in first half of 2008 for an IRS settlement of $4 million, which was offset by an increase in income tax expense of $4 million due to non-deductible interest expense.

ComEd Electric Operating Statistics and Revenue Detail

Retail Deliveries (in GWhs)	Six Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	13,407	13,448	(41)	(0.3)%
Small commercial & industrial	7,345	8,444	(1,099)	(13.0)%
Large commercial & industrial	484	1,279	(795)	(62.2)%
Public authorities & electric railroads	313	396	(83)	(21.0)%

Total full service	21,549	23,567	(2,018)	(8.6)%

Delivery only(b)
Small commercial & industrial	9,097	7,885	1,212	15.4%
Large commercial & industrial	13,754	13,208	546	4.1%
Public authorities & electric railroads	286	268	18	6.7%

	23,137	21,361	1,776	8.3%

Total retail deliveries	44,686	44,928	(242)	(0.5)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

Electric Revenue	Six Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	$1,493	$1,423	$70	4.9%
Small commercial & industrial	741	816	(75)	(9.2)%
Large commercial & industrial	43	99	(56)	(56.6)%
Public authorities & electric railroads	27	34	(7)	(20.6)%

Total full service	2,304	2,372	(68)	(2.9)%

Delivery only(b)
Small commercial & industrial	136	119	17	14.3%
Large commercial & industrial	136	134	2	1.5%
Public authorities & electric railroads	3	3	—	0%

	275	256	19	7.4%

Total electric retail revenues	2,579	2,628	(49)	(1.9)%
Other revenue(c)	286	285	1	0.4%
Economic hedge derivative contracts	—	(2)	2	n.m.

Total operating revenues	$2,865	$2,911	$(46)	(1.6)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier.
(c)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.
n.m.	Not meaningful.

Results of Operations — PECO

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$2,754	$2,769	$(15)
Purchased power and fuel	1,513	1,498	(15)

Revenue net of purchased power and fuel	1,241	1,271	(30)

Other operating expenses
Operating and maintenance	365	294	(71)
Depreciation and amortization	411	370	(41)
Taxes other than income	129	142	13

Total other operating expenses	905	806	(99)

Operating income	336	465	(129)

Other income and deductions
Interest expense, net	(116)	(126)	10
Equity in losses of unconsolidated affiliates	(7)	(4)	(3)
Other, net	11	10	1

Total other income and deductions	(112)	(120)	8

Income before income taxes	224	345	(121)
Income taxes	69	121	52

Net income	155	224	(69)
Preferred stock dividends	2	2	—

Net income on common stock	$153	$222	$(69)

Net Income.    PECO’s net income for the six months ended June 30, 2008 compared to the same period in 2007 decreased due to higher operating and maintenance expenses, primarily driven by an increase in the allowance for uncollectible accounts expense, higher CTC amortization in accordance with the Competition Act and the impact of the favorable PJM settlement received in 2007.

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

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the six months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$(27)	$(13)	$(14)	$(45)	$(35)	$(10)	$(72)	$(48)	$(24)
Settlement of PJM billing dispute	—	10	(10)	—	—	—	—	10	(10)
Volume	25	13	12	(7)	(9)	2	18	4	14
Rate increases	8	8	—	24	24	—	32	32	—
Customer choice	3	3	—	—	—	—	3	3	—
Other	18	31	(13)	(14)	(17)	3	4	14	(10)

Total increase (decrease)	$27	$52	$(25)	$(42)	$(37)	$(5)	$(15)	$15	$(30)

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Revenues were lower due to unfavorable weather conditions in PECO’s service territory, where heating degree days were 9% lower during the six months ended June 30, 2008 compared to the same period in 2007. Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business.

Purchased Power and Fuel Expense.    The decrease in purchased power and fuel expense attributable to weather was due to lower demand as a result of unfavorable weather conditions in the PECO service territory relative to the prior year.

Settlement of PJM billing dispute

Purchased Power.    PECO’s purchased power increased $10 million due to the impact of the favorable settlement of a PJM billing dispute with PPL during the six months ended June 30, 2007.

Volume

Revenues.    The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes, and increased usage per customer, primarily in the residential customer class. The decrease in gas revenues as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased usage per customer, primarily in the residential and small commercial and industrial customer classes.

Purchased Power and Fuel Expense.    The increase in purchased power as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes, and increased usage per customer, primarily in the residential customer class. The decrease in fuel expense as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased gas usage per customer, primarily in the residential and small commercial and industrial customer classes.

Rate increases

Revenues.    The increase in electric revenues attributable to electric rate increases reflected the impact of the completion of the last in a series of scheduled generation rate increases under PECO’s 1998 restructuring settlement in mid-January 2007. This rate increase did not affect operating income as PECO incurred corresponding and offsetting purchased power expense under its PPA with Generation. The increase in gas revenues was due to net increases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause to reflect current market gas prices. The average purchased gas cost rate per million cubic feet in effect for the six months ended June 30, 2008 was 6% higher than the average rate for the same period in 2007.

Purchased Power and Fuel Expense.    The increase in purchased power attributable to electric rate increases reflected the impact of the completion of the last scheduled generation rate increase under the PPA with Generation in mid-January 2007. The increase in fuel expense reflected higher realized gas prices.

Customer choice

Revenues and Purchased Power.    For the six months ended June 30, 2008, 1% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers compared to 2% for the same period in 2007.

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

	Six Months Ended June 30,
	2008	2007
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	27,800	31,700
Percentage of total retail customers	2%	2%
Volume (GWhs)	256	317
Percentage of total retail deliveries	1%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other revenues and expenses

Revenues.    The increase in other electric revenues was primarily attributable to the impacts of the manner in which, during the winter heating season, certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold. Such reductions were more prevalent during 2007 as electric volumes were higher due to colder weather. This increase was partially offset by a reduction in distribution rates made to refund the PURTA tax settlement to customers. This rate change has no impact on operating income because it is offset by the amortization of the regulatory liability related to the PURTA tax settlement that is reflected in taxes other than income. The decrease in other gas revenues was primarily due to decreased off-system sales.

Purchased Power and Fuel.    The increase in other purchased power primarily reflected a change in the mix of average pricing related to PECO’s PPA with Generation. The decrease in other fuel expense was primarily due to decreased off-system sales.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the six months ended June 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense(a).	$60
Fringe benefits	7
Wages and salaries	5
Contracting	3
Injuries and damages	(4)

Increase in operating and maintenance expense	$71

(a)

The additional expense primarily reflects an increasing risk of uncollectible accounts, as evidenced by an increase in the aging of PECO’s accounts receivable balances and increased customer account charge-offs, in part as a result of a previous suspension of collection activities during a billing system conversion project. Enrollment has also increased in low-income customer assistance programs, which results in the eventual forgiveness of certain outstanding account balances.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase in CTC amortization of $39 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    The decrease in taxes other than income is primarily due to amortization of the regulatory liability for the PURTA settlement, which began in January 2008. See Note 13 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the PURTA settlement.

Interest Expense, Net.    The decrease in interest expense, net for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding.

Other, Net.    The increase for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the impact of interest income associated with the SSCM settlement in May 2008 partially offset by a decrease in investment income. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate.    PECO’s effective income tax rate for the six months ended June 30, 2008 was 30.8% as compared to 35.1% for the six months ended June 30, 2007. The decrease in the effective tax rate was a result of reduced income and the exclusion of the Investment Tax Credit adjustment included in the six months ended June 30, 2007; while permanent differences remained relatively constant as compared to the six months ended June 30, 2007.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

Retail Deliveries (in GWhs)	Six Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	6,348	6,377	(29)	(0.5)%
Small commercial & industrial	4,000	4,064	(64)	(1.6)%
Large commercial & industrial	8,075	7,961	114	1.4%
Public authorities & electric railroads	460	434	26	6.0%

Total full service	18,883	18,836	47	0.2%

Delivery only(b)
Residential	15	21	(6)	(28.6)%
Small commercial & industrial	239	289	(50)	(17.3)%
Large commercial & industrial	2	7	(5)	(71.4)%

Total delivery only	256	317	(61)	(19.2)%

Total retail deliveries	19,139	19,153	(14)	(0.1)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

Electric Revenue	Six Months Ended June 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	$894	$894	$—	0.0%
Small commercial & industrial	501	504	(3)	(0.6)%
Large commercial & industrial	698	670	28	4.2%
Public authorities & electric railroads	44	43	1	2.3%

Total full service	2,137	2,111	26	1.2%

Delivery only(b)
Residential	1	2	(1)	(50.0)%
Small commercial & industrial	13	15	(2)	(13.3)%
Large commercial & industrial	—	—	—	0.0%

Total delivery only	14	17	(3)	(17.6)%

Total electric retail revenues	2,151	2,128	23	1.1%

Other revenue(c)	135	131	4	3.1%

Total electric and other revenue	$2,286	$2,259	$27	1.2%

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

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	Six Months Ended June 30,		Variance	% Change
	2008	2007
Retail sales	33,185	37,285	(4,100)	(11.0)%
Transportation	14,351	12,977	1,374	10.6%

Total	47,536	50,262	(2,726)	(5.4)%

Revenue	Six Months Ended June 30,		Variance	% Change
	2008	2007
Retail sales	$452	$482	$(30)	(6.2)%
Transportation	10	8	2	25.0%
Resales and other	6	20	(14)	(70.0)%

Total gas revenue	$468	$510	$(42)	(8.2)%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. Generation, ComEd and PECO may also receive capital contributions from Exelon if Exelon determines it is appropriate. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. Exelon, Generation, ComEd, and PECO utilize their credit facilities to support their commercial paper programs, provide for other short term borrowings and to issue letters of credit. In the second quarter of 2008, ComEd established a new $216 million letter of credit facility to provide credit enhancement for certain tax exempt financings supported by first mortgage bonds. See the “Credit Matters” section below for further discussion. Exelon expects cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2007 Annual Report on Form 10-K for additional information.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, each of Exelon’s, ComEd’s and PECO’s working capital, defined as current assets less current liabilities, is in a net deficit position as of June 30, 2008. ComEd has and continues to intend to refinance maturing long-term debt in 2008. As of June 30, 2008, ComEd has the capacity to issue approximately $2.3 billion of first mortgage bonds. To manage cash flows as more fully described below, ComEd did not pay a dividend in the first six months of 2008 or during the years 2007 and 2006. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock. See Note 6 of the Combined Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Operating Activities

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s cash flows from operating activities primarily result from sales of electricity to a stable and diverse base of retail customers and are weighted toward the third quarter of each fiscal year. PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather, customer choice, future regulatory proceedings with respect to their rates and their ability to achieve operating cost reductions. See Notes 4 and 12 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

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

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Variance
	2008	2007
Net income	$1,329	$1,393	$(64)
Add (subtract):
Non-cash operating activities(a)	1,429	1,427	2
Income taxes	277	87	190
Changes in working capital and other noncurrent assets and liabilities(b)	(598)	(786)	188
Counterparty collateral (net)	(763)	(495)	(268)

Net cash flows provided by operations	$1,674	$1,626	$48

(a)

Represents depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related activities, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the six months ended June 30, 2008 and 2007 by Registrant were as follows:

	Six Months Ended June 30,
	2008	2007
Exelon	$1,674	$1,626
Generation	756	1,115
ComEd	623	184
PECO	553	467

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2008 and 2007 were as follows:

Generation

•

At June 30, 2008 and December 31, 2007, Generation had accounts receivable from ComEd under its supplier forward agreement of $139 million and $60 million, respectively. At June 30, 2007 and December 31, 2006, Generation had accounts receivable from ComEd of $68 million under its supplier forward agreement and $197 million under the PPA, respectively.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the six months ended June 30, 2008, Generation contributed approximately $171 million.

•

At June 30, 2008 and December 31, 2007, Generation had accounts receivable from PECO under the PPA of $176 million and $121 million, respectively. At June 30, 2007 and December 31, 2006, Generation had accounts receivable from PECO under the PPA of $146 million and $153 million, respectively.

•

During the six months ended June 30, 2008 and 2007, Generation had net disbursements of counterparty collateral of $832 million and $498 million, respectively. The increase in net disbursements was primarily due to changes in market conditions as well as an increased use of letters of credit issued to counterparties to satisfy margin requirements.

•

During the six months ended June 30, 2008 and 2007, Generation had net payments of approximately $158 million and $17 million, respectively, related to option premiums, primarily due to greater activity in 2008 compared to 2007 due to changes in market prices.

ComEd

•

As a result of ComEd’s upgraded credit ratings, beginning in April 2008, ComEd is making monthly payments to its energy suppliers under supplier forward contracts, including Generation. Prior to the credit ratings upgrade, ComEd made semi-monthly payments to its energy suppliers. Starting in June 2008, ComEd also began procuring power and renewable energy credits under its request for proposal (RFP) contracts and started to settle the financial swap with Generation. At June 30, 2008 and December 31, 2007, ComEd had accrued payments to Generation for energy purchases of $139 million and $60 million, respectively. At June 30, 2007 and December 31, 2006, ComEd had accrued payments to Generation for energy purchases of $68 million and $197 million, respectively. At June 30, 2008 and December 31, 2007, ComEd had accrued payments to other energy suppliers of $167 million and $82 million, respectively. At June 30, 2007 and December 31, 2006, ComEd had accrued payments to other energy suppliers of $68 million and $10 million, respectively.

•

During the six months ended June 30, 2008, ComEd’s cash collections exceeded its revenue from customers by $14 million. During the six months ended June 30, 2007, ComEd’s revenue exceeded its cash collections from customers by $38 million.

PECO

•	During the six months ended June 30, 2008 and June 30, 2007, PECO’s revenue exceeded its cash collections from customers by $31 million and $60 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended June 30, 2008 and 2007 by registrant were as follows:

	Six Months Ended June 30,
	2008	2007
Exelon	$(1,699)	$(1,367)
Generation	(927)	(584)
ComEd	(545)	(549)
PECO	(198)	(160)

Capital expenditures by registrant and business segment for the six months ended June 30, 2008 and projected amounts for the twelve months ended December 31, 2008 are as follows:

	Six Months Ended June 30, 2008	Projected 2008
Generation	$770	$1,783
ComEd	505	1,003
PECO	206	394
Other	30	122

Total Exelon capital expenditures	$1,511	$3,302

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation.    Approximately 47% of the projected 2008 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). The increase in 2008 projected capital expenditures from the projection disclosed in the 2007 Annual Report on Form 10-K is a result of accelerating capital expenditures in 2008 to take advantage of the Economic Stimulus Act of 2008 which provides accelerated tax depreciation benefits for assets purchased and placed in service during the year. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

As discussed under “EXELON CORPORATION — Executive Overview,” Generation has begun the application process that would allow for the possible construction of a new nuclear plant in Texas, and Generation is actively pursuing the development of a 600-megawatt combined-cycle natural gas plant in Pennsylvania. While Generation has not made a decision to build these plants, should Generation decide to build these or other plants in the future substantial additional resources would be required. Such capital projects would have a material impact on the use of Exelon’s and Generation’s capital resources.

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

Other significant investing activities of the Registrants for the six months ended June 30, 2008 and 2007 were as follows:

Exelon

•	Exelon contributed $9 million and $49 million to its investments in synthetic fuel-producing facilities during the six months ended June 30, 2008 and 2007, respectively.

Generation

•

On February 9, 2007, Tamuin International Inc., a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash subject to certain purchase price adjustments.

•	As a result of its prior contributions to the Exelon Intercompany money pool, $13 million was returned to Generation during the six months ended June 30, 2007.

ComEd

•

As of June 30, 2008, ComEd has restricted $50 million, which together with other funds to be provided by ComEd, will be used to redeem during the third quarter of 2008 the outstanding principal balance of its First Mortgage Bond Series 2003, 2003B and 2003D.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the six months ended June 30, 2008 and 2007 by Registrant were as follows:

	Six Months Ended June 30,
	2008	2007
Exelon	$46	$(348)
Generation	95	(625)
ComEd	62	375
PECO	(358)	(306)

Debt.    Debt activity for the six months ended June 30, 2008 and 2007 was as follows:

Company	Issuance of long-term debt during the six months ended June 30, 2008	Use of proceeds
ComEd	$450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038	Used to retire $295 million of First Mortgage Bonds, Series 99, to call and refinance $155 million of trust preferred securities and for other general corporate purposes.

ComEd	$700 million of First Mortgage 5.80% Bonds, Series 108, due March 15, 2018

Used to repay a portion of borrowings under ComEd’s revolving credit facility, to provide for the retirement at scheduled maturity in May 2008 of $120 million of First Mortgage bonds, Series 83, and for general corporate purposes.

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 D, due March 1, 2020(a)(b)	Used to refinance $50 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003 C, due March 1, 2020

ComEd	$91 million tax-exempt variable rate First Mortgage Bonds, Series 2008 F, due March 1, 2017(a)(b)	Used to refinance $91 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2005, due March 1, 2017

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 E, due May 1, 2021(a)(b)

Will be used to refinance a portion of the outstanding tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003, 2003 B and 2003 D, due May 15, 2017, November 1, 2019 and January 15, 2014, respectively, in July 2008.

PECO	$150 million of First and Refunding Mortgage Bonds, 4.00% due December 1, 2012(c)	Used to retire First and Refunding Mortgage Bonds, variable rate due December 1, 2012

PECO	$500 million of First and Refunding Mortgage Bonds, 5.35% due March 1, 2018	Used to repay commercial paper and other general corporate purposes.

(a)

First Mortgage bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds that were issued to refinance variable auction-rate tax-exempt pollution control bonds.

(b)

During the second quarter of 2008, ComEd established a $216 million letter of credit facility, of which $194 million is used to provide credit enhancement to variable-rate tax exempt bonds including $3 million of accrued interest. The new facility and letters of credit issued under the new facility will expire on May 9, 2009.

(c)

First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction-rate tax-exempt pollution control bonds.

Company	Issuance of long-term debt during the six months ended June 30,2007	Use of proceeds
ComEd	$300 million of First Mortgage 5.90% Bonds, Series 103, due March 15, 2036	Used to refinance outstanding commercial paper and to repay a portion of borrowings under ComEd’s revolving credit facility.
PECO	$175 million of First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037	Used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

Company	Retirement of long-term debt during the six months ended June 30, 2008
Exelon	$21 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

ComEd	$155 million of 8.50% Subordinated Debentures of ComEd Financing II, due January 15, 2027

ComEd	$295 million of 3.70% First Mortgage Bonds, Series 99 due February 1, 2008

ComEd	$120 million of 8.00% First Mortgage Bonds, Series 83 due May 15, 2008

ComEd	$180 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$1 million of 3.875% sinking fund debentures, due January 1, 2008

ComEd	$50 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 C, due March 1, 2020(a)

ComEd	$91 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2005, due March 1, 2017(a)

ComEd	$1 million of 4.75% Sinking fund debentures due December 1, 2011.

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$4 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$450 million of 3.5% First and Refunding Mortgage Bonds, due May 1, 2008

PECO	$207 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$54 million of 7.625% PETT Transition Bonds, due March 1, 2009

Generation	$2 million scheduled payments of 7.83% Kennett Square Capital Lease until September 20, 2020

(a)	First Mortgage bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds.
(b)

First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction rate tax-exempt pollution control bonds.

Company	Retirement of long-term debt during the six months ended June 30, 2007
Exelon	$52 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

ComEd	$145 million of 7.625% note payable, due January 15, 2007

ComEd	$138 million of 5.63% ComEd Transitional Funding Trust, due June 25, 2007(a)(b)

ComEd	$67 million of 5.740% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$1 million of 4.75% of Sinking fund debentures, due December 1, 2011

PECO	$354 million of 6.13% PETT Transition Bonds, due September 1, 2008

(a)	Amount includes $17 million previously reflected in prepaid interest. This amount did not impact ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.
(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.    Cash dividend payments and distributions during the six months ended June 30, 2008 and 2007 by registrant were as follows:

	Six Months Ended June 30,
	2008	2007
Exelon	$659	$592
Generation	991	665
PECO	238	278

Exelon paid dividends of $330 million and $329 million on March 10, 2008 and June 10, 2008, respectively, to shareholders of record at the close of business on February 15, 2008, and May 15, 2008, respectively. Exelon paid dividends of $296 million and $296 million on March 10, 2007 and June 11, 2007, respectively, to shareholders of record at the close of business on February 15, 2007 and May 15, 2007, respectively.

During 2007 and the first six months of 2008 ComEd did not pay any dividend. The decision by the ComEd Board of Directors not to declare a dividend was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 4 of the Combined Notes to Consolidated Financial Statements. ComEd’s Board of Directors will continue to assess ComEd’s ability to pay a dividend for the remainder of 2008.

Share Repurchases.    On February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under an accelerated share repurchase program. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information. For the six months ended June 30, 2007, Exelon repurchased $37 million of common stock.

Intercompany Money Pool.    During the six months ended June 30, 2007, PECO repaid $45 million that it had borrowed from the Exelon intercompany money pool.

Short-Term Borrowings.    During the six months ended June 30, 2008, Exelon, Generation and PECO issued (repaid) $1,227 million, $1,087 million and $(41) million of commercial paper, respectively. During the six months ended June 30, 2008, ComEd repaid $370 million of outstanding borrowings under its credit agreement, and currently there are no outstanding borrowings under this facility. During the six months ended June 30, 2007, Exelon, Generation, ComEd and PECO issued (repaid) $(127) million, $39 million, $(60) million and $27 million of commercial paper, respectively. At June 30, 2007, ComEd had $475 million of outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.    Retirement of long-term debt to financing affiliates during the six months ended June 30, 2008 and 2007 by registrant was as follows:

	Six Months Ended June 30,
	2008	2007
Exelon	$596	$534
ComEd	335	180
PECO	261	354

Repayment of Parent Receivable.    The repayment of parent (Exelon) receivable during the six months ended June 30, 2008 and 2007 by Registrant was as follows:

	Six Months Ended June 30,
	2008	2007
PECO	$142	$165

Other.    Other significant financing activities for Exelon for the six months ended June 30, 2008 and 2007 were as follows:

•	Exelon received proceeds from employee stock plans of $105 million and $145 million during the six months ended June 30, 2008 and 2007, respectively.

•	There were $51 million and $55 million of excess tax benefits included as a cash inflow in other financing activities during the six months ended June 30, 2008 and 2007, respectively.

Credit Matters

Credit Facilities.    Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility. The Registrants may use credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. At June 30, 2008, the Registrants did not have any outstanding borrowings under their credit agreements. See Note 6 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

At June 30, 2008, the Registrants had the following bank commitments and available capacity under the various credit agreements to which they were a party and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitment(a)	Available Capacity(b)	Outstanding Commercial Paper
Exelon Corporate	$1,000	$995	$181
Generation	5,000	3,754	1,087
ComEd	1,000	781	—
PECO	600	598	205

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.
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

The average interest rates on short-term borrowings for the six months ended June 30, 2008 for Exelon, Generation, ComEd and PECO were approximately 3.08%, 3.15%, 4.16% and 3.38%, respectively.

The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the six month period ended June 30, 2008:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At June 30, 2008, the Registrants were in compliance with the foregoing thresholds.

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. During 2007, the agreement was amended to eliminate special agreement accounts receivable from the eligible receivables sale pool and certain recourse provisions relating to special agreement receivables. PECO retains the servicing responsibility for the sold receivables. The agreement requires that PECO not exceed a certain established threshold of outstanding aged receivables with balances greater than 61 days to net eligible receivables. If the average of the last day of any calendar month and the last day of the two immediately proceeding calendar months exceed the established threshold, the agreement allows for the financial institution to declare the agreement terminated. PECO has exceeded this threshold since June 2007, but in the second quarter of 2008 the financial institution waived its right to terminate the agreement as a result of PECO’s exceeding this threshold through September 30, 2008. The existing agreement terminates on September 30, 2008. PECO has signed an engagement letter with another financial institution and plans to refinance this agreement.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the six months ended June 30, 2008 are presented in the following table in addition to the net contribution or borrowing as of June 30, 2008:

	Maximum Contributed	Maximum Borrowed	June 30, 2008 Contributed (Borrowed)
Generation	$30	$328	$—
PECO	328	30	—
BSC	6	92	—
Exelon	37	N/A	—

Security Ratings.    The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets may depend on the securities ratings of the entity that is accessing the capital markets.

On March 19, 2008, S&P upgraded ComEd’s long-term unsecured security ratings from B+ to BBB- as a result of a change in methodology by S&P. ComEd’s rating outlook from S&P is positive. Exelon’s, Generation’s and PECO’s ratings outlooks are stable. On May 30, 2008, Fitch Ratings (Fitch) revised Generation’s ratings outlook to positive from stable. Exelon’s ComEd’s and PECO’s ratings outlooks are stable.

Listed below are the Registrants’ securities ratings as of June 30, 2008.

	Securities	Moody’s Investor Service	S&P	Fitch
Exelon
	Senior unsecured debt	Baa1	BBB	BBB+
	Commercial paper	P2	A2	F2
Generation
	Senior unsecured debt	A3	BBB+	BBB+
	Commercial paper	P2	A2	F2
ComEd
	Senior unsecured debt	Ba1	BBB-	BBB-
	Senior secured debt	Baa2	BBB	BBB
	Commercial paper	Not prime	B	B
	Transition bonds(a)	Aaa	AAA	AAA
PECO
	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A	A
	Commercial paper	P1	A2	F2
	Transition bonds(b)	Aaa	AAA	AAA

(a)	Issued by ComEd Transitional Funding Trust, an unconsolidated affiliate of ComEd.
(b)	Issued by PETT, an unconsolidated affiliate of PECO.

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

The terms of the financial swap contract between Generation and ComEd provide that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or S&P and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As previously noted above, ComEd was upgraded to investment grade by S&P, and, therefore, the aforementioned condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. However, under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract.

The terms of ComEd’s new procurement contracts provide that collateral requirements of ComEd and the suppliers are affected by their individual security ratings. If ComEd is required to post collateral, ComEd’s collateral requirements would be higher if ComEd’s security ratings are downgraded below investment grade.

Variable-Rate Debt

As of June 30, 2008, ComEd had $393 million of tax-exempt variable auction-rate long-term debt. On May 9, 2008, ComEd issued $91 million and $50 million of tax-exempt variable weekly rate First Mortgage Bonds due March 1, 2017 and March 1, 2020, respectively, to refinance $141 million of the long-term tax-exempt variable auction-rate debt. In addition, on June 27, 2008, ComEd issued $50 million of tax-exempt variable weekly rate First Mortgage Bonds due May 1, 2021 to refinance another portion of the long-term tax-exempt variable auction-rate debt. To provide credit enhancement for these three series of debt, ComEd established a new letter of credit facility in addition to its existing credit facility in the second quarter of 2008. ComEd issued redemption notices in June 2008 and will redeem the remaining $202 million variable auction-rate debt in July 2008.

As of January 1, 2008, PECO had $154 million of tax-exempt variable auction rate securities outstanding. On March 5, 2008, PECO issued $150 million of 4.0% fixed rate tax-exempt First and Refunding Mortgage Bonds, due December 1, 2012, to refinance three series of outstanding variable auction-rate, tax-exempt bonds. On May 1, 2008, PECO redeemed its remaining $4.2 million of tax-exempt variable auction rate bonds. PECO used available cash for the redemption of the remaining auction-rate, tax-exempt bonds on May 1, 2008.

As of June 30, 2008, Generation had $566 million in tax-exempt long-term debt outstanding in the commercial paper, weekly and daily reset structures, of which $520 million is backed by letters of credit and $46 million is unenhanced. Generation does not have any bonds insured by the aforementioned bond insurers.

Shelf Registrations

The Registrants filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of June 30, 2008, the Registrants had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of the Registrants to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Authorizations

As of June 30, 2008, ComEd had $389 million in long-term debt refinancing authority from the ICC and $400 million in new money long-term debt financing authority. As of June 30, 2008, PECO had $1.3 billion in long-term debt financing authority from the PAPUC.

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

In March 2008, the IRS published the 2007 oil Reference Price which resulted in a 67% phase-out of tax credits for calendar year 2007 that reduced Exelon’s earned after-tax credits of $258 million to $85 million for the year ended December 31, 2007. Exelon anticipates that it will generate approximately $215 million of cash over the life of these investments. As a result of the phase-out of tax credits in 2007 and the timing of the realization of tax benefits earned in prior years, Exelon expects to collect approximately $195 million of cash in 2008, which includes $44 million collected in the first quarter of 2008 related to the settlement of derivatives that were entered into in the normal course of trading operations in 2005 to economically hedge a portion of the exposure to a phase-out of the tax credits. See Note 9 of the Combined Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of June 30, 2008 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2007 Annual Report on Form 10-K except for the following:

Exelon

•	Letters of credit increased $680 million and guarantees increased by $49 million primarily as a result of energy trading activities.

•

Exelon’s other purchase obligations, which primarily represent commitments for services, materials and information increased $30 million for 2008, $109 million for 2009 and 2010, $51 million for 2011 and 2012, and $16 million for 2013 and beyond.

Generation

•

Letters of credit increased by $1.1 billion, including an increase of $606 million related to letters of credit that are posted to ComEd related to the Illinois procurement auction and RFP, primarily as a result of Generation’s energy trading activities.

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $379 million during the six months ended June 30, 2008, due to the fulfillment of approximately $967 million of 2008 commitments during the six months ended June 30, 2008 partially offset by increases of approximately $404 million, $139 million and $45 million in 2009, 2010 and 2011 sales commitments, respectively. The increases were primarily due to increased overall hedging activity in the normal course of business.

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $221 million during the six months ended June 30, 2008, reflecting increases of approximately $275 million, $125 million, $29 million, $23 million, and $33 million for 2009, 2010, 2011, 2012 and 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $264 million of 2008 commitments during the six months ended June 30, 2008.

•

Generation’s other purchase obligations, which primarily represent commitments for services, materials and information increased $26 million for 2008, $43 million for 2009 and 2010, $5 million for 2011 and 2012, and $7 million for 2013 and beyond.

ComEd

•

ComEd issued $450 million First Mortgage 6.45% Bonds due January 15, 2038, $700 million First Mortgage 5.80% Bonds due on March 15, 2018, $91 million First Mortgage Bonds Series 2008F due March 1, 2017, $50 million First Mortgage Bonds Series 2008D due March 1, 2020, and $50 million First Mortgage Series 2008E due May 1, 2021.

•

ComEd’s letters of credit increased by $174 million primarily as a result of the new procurement arrangements and new letters of credit to provide credit enhancements for certain tax exempt First Mortgage Bonds.

•

In March 2008, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2008 to May 2009. In May 2008, ComEd entered into contracts for the procurement of renewable energy credits. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information. These contracts resulted in an increase in ComEd’s energy commitments of $249 million for the remainder of 2008 and $130 million for 2009 and a commitment related to the procurement of renewable energy credits of $4 million in 2008 and $15 million in 2009.

•	ComEd’s other purchase obligations, which primarily represent commitments for services, materials and information decreased $1 million for 2008 and increased $9 million for 2009 and 2010.

PECO

•	PECO issued $500 million First and Refunding Mortgage Bonds, 5.35% due March 1, 2018.

•

PECO issued $150 million First and Refunding Mortgage Bonds, 4.00% due December 1, 2012. These bonds were issued under the PECO mortgage indenture to secure tax-exempt pollution control notes that were issued to refinance auction rate tax-exempt pollution control bonds.

•	PECO’s PJM regional transmission expansion plan (RTEP) baseline project commitments for 2009 decreased by $6 million primarily as a result of changes in the estimation of costs for certain projects.

•

PECO’s total fuel purchase obligations increased by approximately $64 million during the six months ended June 30, 2008, reflecting an increase of $22 million and $42 million in 2008 and 2009, respectively, primarily related to the purchase of natural gas and related transportation services.

•	PECO’s other purchase obligations, which primarily represent commitments for services, materials and information increased $7 million for 2008 and $9 million for 2009 and 2010.

See Note 12 of the Combined Notes to Consolidated Financial Statements for further information on the Registrants’ commitments.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and six months ended June 30, 2008 compared to six months ended June 30, 2007 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended June 30, 2008 compared to three months ended June 30, 2007 and six months ended June 30, 2008 compared to six months ended June 30, 2007 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At June 30, 2008, ComEd had access to revolving credit facilities with aggregate bank commitments of $1 billion. In the second quarter of 2008, ComEd established a new $216 million letter of credit facility to provide credit enhancement for certain tax-exempt First Mortgage Bonds. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. ComEd has and intends to continue to refinance maturing long-term debt in 2008. As of June 30, 2008, ComEd has the capacity to issue approximately $2.3 billion of first mortgage bonds. To manage cash flows, ComEd did not pay a dividend in 2006 or 2007 or the first six months of 2008.

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

PECO ENERGY COMPANY

General

PECO operates in a single business segment and its operations consist of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services in Pennsylvania in the counties surrounding the City of Philadelphia.

Executive Overview

A discussion of items pertinent to PECO’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended June 30, 2008 compared to three months ended June 30, 2007 and six months ended June 30, 2008 compared to six months ended June 30, 2007 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred most of its commodity price risk to Generation through a PPA that expires at the end of 2010. PECO relies on the PAPUC’s purchased gas cost clause to mitigate gas price risk associated with market variability. ComEd has transferred most of its near term commodity price risk to generating companies through the former Illinois auction process and the significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013. Furthermore, the Illinois Settlement Legislation provides for the pass-through of procurement costs by ComEd to its customers.

Generation

Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2007 Annual Report on Form 10-K. Economic hedges that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in other comprehensive income (OCI), and gains and losses are recognized in results of operations when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current results of operations .

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation has hedges in place for the remainder of 2008 and 2009 and, with the ComEd financial swap contract, also for 2010 into 2013.

The economic hedge activity resulted in a net mark to market energy contract liability position of $1,849 million at June 30, 2008, comprised of a net energy contract liability for cash flow hedges of $2,352 million and a net energy contract asset for other derivatives of $503 million. The net mark to market liability position for the portfolio at June 30, 2008 is a result of forward market prices rising relative to the contracted price of the derivative instruments, the majority of which are hedges of future power sales. Activity associated with the cash flow hedges are recognized through accumulated other comprehensive income until the period in which the associated physical sale of power occurs. At this time, the cash flow hedge’s mark-to-market position is reversed and reclassified as results of operations, which when combined with the impacts of the actual physical power sale, results in the ultimate recognition of net revenues at the contracted price.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation has estimated greater than 90% and 80% for economic and cash flow hedge ratios for 2008 and 2009, respectively, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail load assumptions are based on forecasted average demand.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s non-trading portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease of less than $60 million in net income. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The proprietary trading activities included volumes of 1,784 GWhs and 4,775 GWhs for the three months ended June 30, 2008 and 2007, respectively, and 3,646 GWhs and 9,876 GWhs for the six months ended June 30, 2008 and 2007, respectively. Trading portfolio activity for the six months ended June 30, 2008 resulted in pre-tax gains of $103 million due to net mark-to-market gains of $80 million and realized gains of $23 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $310,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the six months ended June 30, 2008 of $3,520 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Management Committee monitor the financial risks of the proprietary trading activities.

Trading and Economic Hedge Marketing Activities.    The following detailed presentation of the trading and economic hedge marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2008 to June 30, 2008. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in results of operations as well as the settlements from accumulated OCI to results of operations and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2008(a)	$(690)
Total change in fair value during 2008 of contracts recorded in result of operations	254
Reclassification to realized at settlement of contracts recorded in results of operations	(34)
Reclassification to realized at settlement from accumulated OCI (b)	304
Effective portion of changes in fair value — recorded in OCI(c)	(2,152)
Changes in collateral	832
Other balance sheet reclassifications	(12)

Total mark-to-market energy contract net liabilities at June 30, 2008(a)	$(1,498)

(a)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.
(b)	Includes $6 million gain of reclassifications from accumulated OCI to net income related to the settlement of the five-year financial swap contract with ComEd.
(c)	Includes $324 million loss of changes in fair value of the five-year financial swap with ComEd.

The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2008 and December 31, 2007:

	June 30, 2008(a)(b)	December 31, 2007(a)(b)
Current assets	$700	$247
Noncurrent assets	205	51

Total mark-to-market energy contract assets	905	298

Current liabilities	(1,230)	(247)
Noncurrent liabilities	(1,173)	(741)

Total mark-to-market energy contract liabilities	(2.403)	(988)

Total mark-to-market energy contract net assets (liabilities)	$(1,498)	$(690)

(a)

Includes the fair value of the five-year financial swap with ComEd as of June 30, 2008 and December 31, 2007, with current liabilities including $151 million and $13 million, respectively, and noncurrent liabilities including $623 million and $443 million respectively. The fair value balances are eliminated upon consolidation.

(b)

As of June 30, 2008, collateral of $334 million, $140 million, $431 million and $199 million are netted against current and noncurrent assets and current and noncurrent liabilities, respectively. As of December 31, 2007, collateral of $104 million, $23 million, $63 million and $82 million are netted against current and noncurrent assets and current and noncurrent liabilities, respectively.

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

The fair values reflect the level of forward prices and volatility factors as of June 30, 2008 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within						Total Fair Value
	2008	2009	2010	2011	2012	2013 and Beyond
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$(642)	$(755)	$(93)	$(48)	$—	$—	$(1,538)
Prices based on model or other valuation methods	(82)	(189)	(151)	(147)	(162)	(83)	(814)

Total	$(724)	$(944)	$(244)	$(195)	$(162)	$(83)	$(2,352)

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$11	$(3)	$—	$—	$—	$—	$8
Prices provided by external sources	482	185	(3)	(25)	—	—	639
Prices based on model or other valuation methods	80	109	6	4	4	4	207

Total	$573	$291	3	(21)	$4	$4	$854

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI. Includes $318 million loss associated with the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of June 30, 2008. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2008 to June 30, 2008, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Accumulated OCI derivative loss at January 1, 2008	$(548	)(a)
Effective portion of changes in fair value	(1,296	)(b)
Reclassifications from accumulated OCI to net income	183	(c)

Accumulated OCI derivative loss at June 30, 2008	$(1,661)

(a)	Includes $275 million loss, net of taxes, of changes in fair value of the five-year financial swap contract with ComEd during 2007.
(b)	Includes $165 million loss, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the six months ended June 30, 2008.
(c)

Includes $4 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlement of the five-year financial swap contract with ComEd during the six months ended June 30, 2008.

ComEd

ComEd’s energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2007 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in OCI, and gains and losses are recognized in results of operations when the underlying transaction occurs or if regulatory accounting criteria are met. With the exception of ComEd’s energy derivative swap with Generation, changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current results of operations. Since the swap contract was deemed prudent by the Illinois Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates, the change in the fair value each period is recorded by ComEd as a regulatory asset or liability.

The contracts that ComEd has entered into as part of the initial ComEd auction and the RFP contracts (see Note 7 of the Combined Notes to Consolidated Financial Statements) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes.

The following detailed presentation of the energy-related derivative activities at ComEd is included to address the recommended disclosures by the energy industry’s CCRO. The following table provides detail on changes in ComEd’s mark-to-market net liability or asset balance sheet position from January 1, 2008 to June 30, 2008. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are recorded as changes in fair value for the hedging activities that are recorded in regulatory liabilities on the Consolidated Balance Sheets.

Total (a)
Total mark-to-market energy contract net liabilities at January 1, 2008	$456
Reclassification to realized at settlement of contracts — energy derivative with Generation — recorded in results of operations	7
Changes in fair value — energy derivative with Generation — recorded in regulatory liabilities	311

Total mark-to-market energy contract net assets at June 30, 2008	$774

(a)

Includes realized gains of $7 million in net income as a reduction of purchased power expense and amounts related to changes in fair value of the five-year swap contract with Generation, which are eliminated upon consolidation.

The following table details the balance sheet classification of ComEd’s mark-to-market energy contract net assets, all related to the five-year financial swap with Generation, recorded as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Current assets(a)	$151	$13
Noncurrent assets(a)	623	443

Total mark-to-market energy contract assets	$774	$456

(a)	The fair value balances are eliminated upon consolidation.

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

The fair value used in determining the carrying amount of ComEd’s mark-to-market asset or liability related to the Generation swap is based on a model and other valuation methods. This table provides the maturity, by year, of ComEd’s net assets/liabilities associated with the Generation swap, giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

	Maturities Within						Total Fair Value
	2008	2009	2010	2011	2012	2013 and Beyond
Prices based on model or other valuation methods	$81	$177	$142	$138	$154	$82	$774

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

Generation’s PPA with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren electricity supply auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Illinois Settlement Legislation passed during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process and will continue to have credit risk in connection with contracts for sale of electricity resulting from the alternative competitive procurement process. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren. For additional information on the Illinois auction and the various regulatory proceedings, see Note 4 of the Combined Notes to Consolidated Financial Statements.

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

The following tables provide information on Generation’s credit exposure, net of collateral, as of June 30, 2008. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs), which are discussed below. Additionally, the figures in the tables below do not include receivables of $100 million and $176 million, respectively, related to the supplier forward agreement with ComEd and the PPA with PECO.

Rating as of June 30, 2008	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$414	$73	$341	2	217
Non-investment grade	110	2	108	1	66
No external ratings
Internally rated — investment grade	12	1	11	—	—
Internally rated — non-investment grade	46	4	42	—	—

Total	$582	$80	$502	3	283

Rating as of June 30, 2008	Maturity of Credit Risk Exposure
	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$425	$(11)	$—	$414
Non-investment grade	107	3	—	110
No external ratings
Internally rated — investment grade	10	2	—	12
Internally rated — non-investment grade	46	—	—	46

Total	$588	$(6)	$—	$582

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. In order to post collateral, Exelon depends on access to bank credit lines which serve as liquidity sources to fund collateral requirements. Since the banking industry issues started to surface in mid-2007, credit markets have tightened. Exelon will be required to renew most of its credit facilities in the 2011-2012 timeframe. The cost and availability to renew may be substantially different than when Exelon originally negotiated the existing liquidity facilities.

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral once certain credit limits are exceeded. Under the terms of the 5-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or Standard & Poor’s, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As of March 19, 2008, ComEd was upgraded to investment grade by Standard & Poor’s, and therefore, the above condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. Illinois Settlement Legislation passed during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process. Under the terms of the RFP, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement. As of June 30, 2008, there was no cash collateral posted between Generation and ComEd; however, Generation has issued letters of credit totaling $615 million to ComEd. Collectively under all of the above-mentioned contracts, as of June 30, 2008, ComEd received $69 million of cash collateral. As of June 30, 2008 ComEd does not have any cash collateral or letters of credits outstanding to suppliers.

As of June 30, 2008, Generation had $1,127 million of cash collateral deposit payments being held by counterparties and Generation was holding $23 million of cash collateral deposits received from counterparties. See Note 12 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

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

Fuel Procurement.    Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Generation currently procures uranium concentrates through long-term contracts. Approximately 60% of requirements from 2008 through 2012 are supplied by three producers. In the event of non-performance by these or other suppliers,

Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the recent rate increase on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Illinois Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations.

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

Under ComEd’s RFP contracts, beginning in March 2008, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement. The terms of ComEd’s new procurement contracts provide that collateral requirements of ComEd and the suppliers are affected by their individual security ratings. If ComEd is required to post collateral, ComEd’s collateral requirements would be higher if ComEd’s security ratings are downgraded below investment grade.

Exelon

Exelon’s Consolidated Balance Sheet as of June 30, 2008 included a $565 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $927 million. The future minimum lease payments are supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation, ComEd and PECO)

Variable-Rate Debt.    The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At June 30, 2008, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax income for the three months ended June 30, 2008.

A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease of less than $1 million for Generation, ComEd and PECO in pre-tax income for the three months ended June 30, 2008.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2008, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $377 million reduction in the fair value of the trust assets.

Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. See Defined Benefit Pension and Other Postretirement Benefits in the Critical Accounting Policies and Estimates section within Exelon’s 2007 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.    Controls and Procedures

During the second quarter of 2008, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2008, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.    Controls and Procedures

During the second quarter of 2008, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2008, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2007 Annual Report on Form 10-K and (b) Notes 4 and 12 of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

Item 1A.    Risk Factors

At June 30, 2008, the Registrants updated the risk factors in Exelon’s 2007 Annual Report on Form 10-K as described below.

Risk of Credit Downgrades.    Generation’s trading business is subject to credit quality standards. If Generation were to lose its investment grade credit rating or otherwise fail to satisfy the credit standards of trading counterparties, it would be required under trading agreements to provide collateral in the form of letters of credit or cash, which may have a material adverse effect upon its liquidity. In the unlikely event that Generation were to have lost its investment grade credit rating, it would have been required to provide collateral of approximately $2.5 billion as of June 30, 2008 compared to $830 million as of December 31, 2007. The change is primarily due to a significant increase in power prices during the six months ended June 30, 2008. This amount will continue to change because Generation’s collateral requirements are dependent on power prices.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Exelon

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2008	7,249	$80.68	—	(b	)
May 1 — May 31, 2008	—	82.07	260,086	(b	)
June 1 — June 30, 2008	—	—	—	(b	)

Total	7,249	$82.03	260,086	(b	)

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

Item 4.    Submission of Matters to a Vote of Security Holders

Exelon

Exelon held its 2008 Annual Meeting of Shareholders on April 29, 2008.

Proposal 1 was the election of four Class II directors to serve a one-year term expiring in 2009. The following directors were elected:

	Votes For	Votes Against	Votes Abstaining
Class II Directors
Bruce DeMars	520,045,804	5,675,743	7,089,535
Nelson A. Diaz	495,950,944	29,740,561	7,119,577
Paul L. Joskow	520,191,982	5,445,295	7,173,805
John W. Rowe	517,070,085	8,770,247	6,970,750

Proposal 2 was the ratification of PricewaterhouseCoopers LLP as independent accountants for Exelon and its subsidiaries for 2008. The shareholders approved the proposal with a vote of 520,261,190 votes cast for, 5,823,389 votes cast against, and 6,726,503 votes abstaining.

Proposal 3 was a shareholder proposal to develop a report showing whether Exelon’s actions to reduce global warming have reduced mean global temperature or avoided disasters. The proposal was defeated with a vote of 14,491,715 votes cast for, and 371,978,184 votes cast against. There were also 76,280,752 votes abstaining, and 70,060,431 broker non-votes.

Item 6.    Exhibits

Exhibit No.	Description
4-1	Supplemental Indenture from ComEd to BNY Midwest Trust Company and D.G. Donovan dated as of April 23, 2008 providing for the issuance of Pollution Control Bonds:

	Dated as of	File Reference	Exhibit No.
	April 23, 2008	001-01839, Form 8-K dated May 12, 2008	4.1

4-2	Supplemental Indenture from ComEd to BNY Midwest Trust Company and D.G. Donovan dated as of June 12, 2008 providing for the issuance of Pollution Control Bonds:

	Dated as of	File Reference	Exhibit No.
	June 12, 2008	001-01839, Form 8-K dated June 27, 2008	4.1

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed by the following officers for the following companies:

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

July 23, 2008

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

July 23, 2008

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

July 23, 2008

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

July 23, 2008