Form 10-Q
period 2008-09-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2008-10-27
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of each registrant’s common stock as of September 30, 2008 was:

Exelon Corporation Common Stock, without par value	657,922,360
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007
Operating revenues	$5,228	$5,032	$14,366	$14,362
Operating expenses
Purchased power	1,327	1,568	3,565	3,931
Fuel	718	503	1,608	1,795
Operating and maintenance	1,121	994	3,400	3,114
Depreciation and amortization	431	408	1,230	1,146
Taxes other than income	218	208	597	603

Total operating expenses	3,815	3,681	10,400	10,589

Operating income	1,413	1,351	3,966	3,773

Other income and deductions
Interest expense	(172)	(162)	(532)	(480)
Interest expense to affiliates, net	(31)	(49)	(106)	(158)
Equity in losses of unconsolidated affiliates and investments	(6)	(20)	(19)	(89)
Other, net	(158)	118	(256)	224

Total other income and deductions	(367)	(113)	(913)	(503)

Income from continuing operations before income taxes	1,046	1,238	3,053	3,270
Income taxes	346	459	1,022	1,107

Income from continuing operations	700	779	2,031	2,163

Discontinued operations
Income (loss) from discontinued operations (net of taxes of $0, $1, $0 and $3 for the three and nine months ended September 30, 2008 and 2007, respectively)	—	2	—	6
Gain (loss) on disposal of discontinued operations (net of taxes of $0, $0, $0 and $2 for the three and nine months ended September 30, 2008 and 2007, respectively)	—	(1)	(1)	4

Income (loss) from discontinued operations, net	—	1	(1)	10

Net income	700	780	2,030	2,173

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service (benefit) cost reclassified to periodic benefit cost	(2)	(2)	(7)	(7)
Actuarial loss reclassified to periodic (benefit) cost	16	17	47	54
Transition obligation reclassified to periodic (benefit) cost	1	1	2	2
Finalization of pension and non-pension postretirement benefit plans valuation	—	—	2	19
Change in unrealized (loss) gain on cash-flow hedges	1,280	(37)	328	(248)
Unrealized gain (loss) on marketable securities	(1)	19	(3)	55

Other comprehensive income (loss)	1,294	(2)	369	(125)

Comprehensive income	$1,994	$778	$2,399	$2,048

Average shares of common stock outstanding:
Basic	658	673	658	673
Diluted	662	678	663	679

Earnings per average common share — basic:
Income from continuing operations	$1.06	$1.16	$3.09	$3.21
Income from discontinued operations	—	—	—	0.02

Net income	$1.06	$1.16	$3.09	$3.23

Earnings per average common share — diluted:
Income from continuing operations	$1.06	$1.15	$3.06	3.18
Income from discontinued operations	—	—	—	0.02

Net income	$1.06	$1.15	$3.06	$3.20

Dividends per common share	$0.50	$0.44	$1.50	$1.32

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$2,030	$2,173
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	1,725	1,643
Deferred income taxes and amortization of investment tax credits	111	(33)
Net realized and unrealized mark-to-market transactions	(352)	97
Other non-cash operating activities	895	521
Changes in assets and liabilities:
Accounts receivable	226	(475)
Inventories	(158)	4
Accounts payable, accrued expenses and other current liabilities	(261)	64
Counterparty collateral asset	179	(135)
Counterparty collateral liability	66	(255)
Income taxes	457	209
Restricted cash	14	(19)
Pension and non-pension postretirement benefit contributions	(103)	(66)
Other assets and liabilities	(462)	(215)

Net cash flows provided by operating activities	4,367	3,513

Cash flows from investing activities
Capital expenditures	(2,282)	(1,892)
Proceeds from nuclear decommissioning trust fund sales	14,392	3,733
Investment in nuclear decommissioning trust funds	(14,621)	(3,928)
Proceeds from sale of investments	—	95
Change in restricted cash	28	3
Other investing activities	6	(76)

Net cash flows used in investing activities	(2,477)	(2,065)

Cash flows from financing activities
Issuance of long-term debt	1,969	1,586
Retirement of long-term debt	(1,397)	(229)
Retirement of long-term debt to financing affiliates	(862)	(840)
Change in short-term debt	(431)	180
Dividends paid on common stock	(989)	(889)
Proceeds from employee stock plans	122	182
Purchase of treasury stock	(436)	(1,208)
Purchase of forward contract in relation to certain treasury stock	(64)	(79)
Other financing activities	69	65

Net cash flows used in financing activities	(2,019)	(1,232)

Increase (decrease) in cash and cash equivalents	(129)	216
Cash and cash equivalents at beginning of period	311	224

Cash and cash equivalents at end of period	$182	$440

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$182	$311
Restricted cash and investments	76	118
Accounts receivable, net
Customer	1,789	2,041
Other	428	611
Mark-to-market derivative assets	391	247
Inventories, net
Fossil fuel	350	252
Materials and supplies	516	471
Deferred income taxes	104	102
Other	535	427

Total current assets	4,371	4,580

Property, plant and equipment, net	25,336	24,153
Deferred debits and other assets
Regulatory assets	4,580	5,133
Nuclear decommissioning trust funds	5,988	6,823
Investments	678	668
Investments in affiliates	31	63
Goodwill	2,625	2,625
Mark-to-market derivative assets	280	55
Other	1,325	1,261

Total deferred debits and other assets	15,507	16,628

Total assets	$45,214	$45,361

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$185	$616
Long-term debt due within one year	29	605
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	495	501
Accounts payable	1,278	1,450
Mark-to-market derivative liabilities	192	234
Accrued expenses	1,476	1,240
Other	632	983

Total current liabilities	4,287	5,629

Long-term debt	11,085	9,915
Long-term debt to PECO Energy Transition Trust	805	1,505
Long-term debt to other financing trusts	391	545
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,474	5,081
Asset retirement obligations	3,680	3,812
Pension obligations	654	777
Non-pension postretirement benefit obligations	1,818	1,717
Spent nuclear fuel obligation	1,012	997
Regulatory liabilities	2,828	3,301
Mark-to-market derivative liabilities	48	298
Other	1,458	1,560

Total deferred credits and other liabilities	16,972	17,543

Total liabilities	33,540	35,137

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 658 and 661 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	8,791	8,579
Treasury stock, at cost (35 and 28 shares held at September 30, 2008 and December 31, 2007, respectively)	(2,338)	(1,838)
Retained earnings	6,459	4,930
Accumulated other comprehensive loss, net	(1,325)	(1,534)

Total shareholders’ equity	11,587	10,137

Total liabilities and shareholders’ equity	$45,214	$45,361

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	689,183	$8,579	$(1,838)	$4,930	$(1,534)	$10,137
Net income	—	—	—	2,030	—	2,030
Long-term incentive plan activity	3,551	211	—	—	—	211
Common stock purchases	—	1	(500)	—	—	(499)
Common stock dividends declared	—	—	—	(661)	—	(661)
Cumulative effect adjustment to initially apply Statement of Financial Accounting Standards (SFAS) No. 159, net of income taxes of $286	—	—	—	160	(160)	—
Other comprehensive income, net of income taxes of $267	—	—	—	—	369	369

Balance, September 30, 2008	692,734	$8,791	$(2,338)	$6,459	$(1,325)	$11,587

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
(In millions)	2008	2007	2008	2007
Operating revenues
Operating revenues	$2,059	$1,818	$5,584	$5,473
Operating revenues from affiliates	1,014	1,019	2,727	2,708

Total operating revenues	3,073	2,837	8,311	8,181

Operating expenses
Purchased power	528	808	1,704	1,939
Fuel	669	467	1,211	1,374
Operating and maintenance	557	470	1,811	1,576
Operating and maintenance from affiliates	68	74	212	225
Depreciation and amortization	58	66	202	199
Taxes other than income	53	47	153	135

Total operating expenses	1,933	1,932	5,293	5,448

Operating income	1,140	905	3,018	2,733

Other income and deductions
Interest expense	(34)	(35)	(108)	(100)
Equity in (losses) earnings of investments	—	—	(1)	2
Other, net	(164)	15	(292)	68

Total other income and deductions	(198)	(20)	(401)	(30)

Income from continuing operations before income taxes	942	885	2,617	2,703
Income taxes	307	336	891	1,021

Income from continuing operations	635	549	1,726	1,682

Discontinued operations
Gain (loss) on disposal of discontinued operations (net of taxes of $0, $0, $0 and $2 for the three months and nine months ended September 30, 2008 and 2007, respectively)	—	(1)	(1)	4

Income (loss) from discontinued operations, net	—	(1)	(1)	4

Net income	635	548	1,725	1,686

Other comprehensive income (loss), net of income taxes
Prior service benefit reclassified to periodic benefit cost related to non-pension, post retirement benefit plans	(1)	(1)	(1)	(2)
Finalization of pension and non-pension postretirement benefit plans valuation	—	—	(3)	5
Change in unrealized (loss) gain on cash-flow hedges	1,656	(114)	543	(328)
Unrealized gain on marketable securities	—	15	—	52

Other comprehensive income (loss)	1,655	(100)	539	(273)

Comprehensive income	$2,290	$448	$2,264	$1,413

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$1,725	$1,686
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	697	696
Deferred income taxes and amortization of investment tax credits	238	30
Net realized and unrealized mark-to-market transactions	(350)	101
Other non-cash operating activities	471	180
Changes in assets and liabilities
Accounts receivable	39	(186)
Receivables from and payables to affiliates, net	(64)	338
Inventories	(75)	1
Accounts payable, accrued expenses and other current liabilities	(93)	60
Counterparty collateral asset	179	(135)
Counterparty collateral liability	68	(257)
Income taxes	361	101
Pension and non-pension postretirement benefit contributions	(48)	(40)
Other assets and liabilities	(363)	(151)

Net cash flows provided by operating activities	2,785	2,424

Cash flows from investing activities
Capital expenditures	(1,204)	(828)
Proceeds from nuclear decommissioning trust fund sales	14,392	3,733
Investment in nuclear decommissioning trust funds	(14,621)	(3,928)
Proceeds from sale of investments	—	95
Changes in Exelon intercompany money pool	(288)	(153)
Change in restricted cash	19	1
Other investing activities	(3)	(7)

Net cash flows used in investing activities	(1,705)	(1,087)

Cash flows from financing activities
Issuance of long-term debt	—	700
Change in short-term debt	—	200
Retirement of long term debt	(12)	(11)
Distribution to member	(1,244)	(2,095)
Contribution from member	86	—
Other financing activities	2	(6)

Net cash flows provided by (used in) financing activities	(1,168)	(1,212)

Increase (Decrease) in cash and cash equivalents	(88)	125
Cash and cash equivalents at beginning of period	127	128

Cash and cash equivalents at end of period	$39	$253

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$39	$127
Restricted cash and investments	28	47
Accounts receivable, net
Customer	676	764
Other	155	113
Mark-to-market derivative assets	391	247
Receivable from affiliates	243	149
Inventories, net
Fossil fuel	143	126
Materials and supplies	423	378
Deferred income taxes	14	94
Contributions to Exelon intercompany money pool	288	—
Prepayments and other current assets	388	279

Total current assets	2,788	2,324

Property, plant and equipment, net	8,627	8,043
Deferred debits and other assets
Nuclear decommissioning trust funds	5,988	6,823
Investments	31	31
Receivable from affiliate	1	—
Mark-to-market derivative assets	275	51
Prepaid pension asset	951	960
Other	461	289

Total deferred debits and other assets	7,707	8,154

Total assets	$19,122	$18,521

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Long-term debt due within one year	$12	$12
Accounts payable	739	857
Mark-to-market derivative liabilities	192	234
Mark-to-market derivative liability with affiliate	14	13
Payables to affiliates	31	—
Accrued expenses	947	704
Other	306	260

Total current liabilities	2,241	2,080

Long-term debt	2,502	2,513
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,598	1,084
Asset retirement obligations	3,484	3,626
Pension obligation	25	26
Non-pension postretirement benefit obligations	599	546
Spent nuclear fuel obligation	1,012	997
Payables to affiliates	1,653	2,117
Mark-to-market derivative liabilities	48	298
Mark-to-market derivative liability with affiliate	84	443
Other	399	421

Total deferred credits and other liabilities	8,902	9,558

Total liabilities	13,645	14,151

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,407	3,321
Undistributed earnings	2,071	1,429
Accumulated other comprehensive loss, net	(2)	(381)

Total member’s equity	5,476	4,369

Total liabilities and member’s equity	$19,122	$18,521

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

(Unaudited)

(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Member’s Equity
Balance, December 31, 2007	$3,321	$1,429	$(381)	$4,369
Net income	—	1,725	—	1,725
Distribution to member	—	(1,244)	—	(1,244)
Allocation of tax benefit from member	86	—	—	86
Cumulative effect adjustment to initially apply SFAS No. 159, net of income taxes of $(286)	—	160	(160)	—
Adjustment of the adoption of Financial Accounting Standards Board Interpretation No. (FIN) 48	—	1	—	1
Other comprehensive income, net of income taxes of $357	—	—	539	539

Balance, September 30, 2008	$3,407	$2,071	$(2)	$5,476

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
(In millions)	2008	2007	2008	2007
Operating revenues
Operating revenues	$1,728	$1,757	$4,591	$4,664
Operating revenues from affiliates	1	1	3	4

Total operating revenues	1,729	1,758	4,594	4,668

Operating expenses
Purchased power	655	672	1,605	1,768
Purchased power from affiliate	413	428	1,124	1,138
Operating and maintenance	276	222	718	637
Operating and maintenance from affiliates	41	46	127	141
Depreciation and amortization	119	110	343	327
Taxes other than income	87	87	227	243

Total operating expenses	1,591	1,565	4,144	4,254

Operating income	138	193	450	414

Other income and deductions
Interest expense	(83)	(78)	(261)	(218)
Interest expense to affiliates, net	(4)	(12)	(18)	(41)
Equity in losses of unconsolidated affiliates	(2)	(2)	(7)	(6)
Other, net	3	4	12	10

Total other income and deductions	(86)	(88)	(274)	(255)

Income before income taxes	52	105	176	159
Income taxes	19	40	66	61

Net income	33	65	110	98

Other comprehensive (loss) income, net of income taxes
Change in unrealized gain on cash-flow hedges	—	—	—	4
Unrealized (loss) gain on marketable securities	(1)	—	(3)	1

Other comprehensive (loss) income	(1)	—	(3)	5

Comprehensive income	$32	$65	$107	$103

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$110	$98
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	343	328
Deferred income taxes and amortization of investment tax credits	41	62
Net realized and unrealized mark-to-market transactions	—	(2)
Other non-cash operating activities	197	154
Changes in assets and liabilities:
Accounts receivable	(30)	(148)
Inventories	(3)	7
Accounts payable, accrued expenses and other current liabilities	(60)	76
Receivables from and payables to affiliates, net	53	(134)
Income taxes	83	51
Restricted cash	14	(19)
Pension and non-pension postretirement benefit contributions	(7)	(3)
Other assets and liabilities	(7)	(42)

Net cash flows provided by operating activities	734	428

Cash flows from investing activities
Capital expenditures	(723)	(806)
Other investing activities	13	20

Net cash flows used in investing activities	(710)	(786)

Cash flows from financing activities
Changes in short-term debt	(208)	125
Issuance of long-term debt	1,325	706
Retirement of long-term debt	(760)	(147)
Retirement of long-term debt to financing trusts	(417)	(268)
Contributions from parent	13	—

Net cash flows (used in) provided by financing activities	(47)	416

(Decrease) increase in cash and cash equivalents	(23)	58
Cash and cash equivalents at beginning of period	87	35

Cash and cash equivalents at end of period	$64	$93

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$64	$87
Restricted cash	1	15
Accounts receivable, net
Customer	741	706
Other	137	203
Inventories, net	75	74
Regulatory assets	90	101
Mark-to-market derivative asset with affiliate	14	13
Deferred income taxes	8	—
Other	42	42

Total current assets	1,172	1,241

Property, plant and equipment, net	11,530	11,127
Deferred debits and other assets
Regulatory assets	530	503
Investments	40	46
Goodwill	2,625	2,625
Receivables from affiliates	1,538	1,908
Mark-to-market derivative asset with affiliate	84	443
Prepaid pension asset	854	875
Other	507	608

Total deferred debits and other assets	6,178	7,008

Total assets	$18,880	$19,376

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$162	$370
Long-term debt due within one year	17	122
Long-term debt to ComEd Transitional Funding Trust due within one year	12	274
Accounts payable	283	289
Accrued expenses	321	367
Payables to affiliates	134	55
Customer deposits	118	119
Regulatory liabilities	15	17
Deferred income taxes	—	33
Other	59	66

Total current liabilities	1,121	1,712

Long-term debt	4,708	4,023
Long-term debt to financing trusts	206	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,128	2,049
Asset retirement obligations	172	163
Non-pension postretirement benefit obligations	233	185
Regulatory liabilities	2,756	3,447
Other	910	908

Total deferred credits and other liabilities	6,199	6,752

Total liabilities	12,234	12,848

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,981	4,968
Retained earnings (deficit)	79	(29)
Accumulated other comprehensive (loss) income, net	(2)	1

Total shareholders’ equity	6,646	6,528

Total liabilities and shareholders’ equity	$18,880	$19,376

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained (Deficit) Earnings Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$1,588	$4,968	$(1,639)	$1,610	$1	$6,528
Net income	—	—	110	—	—	110
Allocation of tax benefit from parent	—	13	—	—	—	13
Appropriation of retained earnings for future dividends	—	—	(108)	108	—	—
Adjustment of the adoption of FIN 48	—	—	(2)	—	—	(2)
Other comprehensive loss, net of income taxes of $(2)	—	—	—	—	(3)	(3)

Balance, September 30, 2008	$1,588	$4,981	$(1,639)	$1,718	$(2)	$6,646

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
(In millions)	2008	2007	2008	2007
Operating revenues
Operating revenues	$1,438	$1,455	$4,185	$4,216
Operating revenues from affiliates	3	4	10	12

Total operating revenues	1,441	1,459	4,195	4,228

Operating expenses
Purchased power	93	92	257	227
Purchased power from affiliate	600	591	1,602	1,569
Fuel	50	37	397	422
Operating and maintenance	169	123	487	360
Operating and maintenance from affiliates	23	29	70	86
Depreciation and amortization	243	221	653	591
Taxes other than income	73	70	203	212

Total operating expenses	1,251	1,163	3,669	3,467

Operating income	190	296	526	761

Other income and deductions
Interest expense	(27)	(24)	(81)	(68)
Interest expense to affiliates, net	(28)	(37)	(90)	(120)
Equity in losses of unconsolidated affiliates	(4)	(1)	(11)	(5)
Other, net	2	25	13	36

Total other income and deductions	(57)	(37)	(169)	(157)

Income before income taxes	133	259	357	604
Income taxes	43	91	111	212

Net income	90	168	246	392
Preferred stock dividends	1	1	3	3

Net income on common stock	$89	$167	$243	$389

Comprehensive income, net of income taxes
Net income	$90	$168	$246	$392
Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges, net of income taxes of $0, $0, $0 and $0, for the three months and nine months ended September 30, 2008 and 2007, respectively	—	(1)	(1)	(1)

Other comprehensive loss	—	(1)	(1)	(1)

Comprehensive income	$90	$167	$245	$391

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2008	2007
Cash flows from operating activities
Net income	$246	$392
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	653	591
Deferred income taxes and amortization of investment tax credits	(178)	(144)
Other non-cash operating activities	152	41
Changes in assets and liabilities:
Accounts receivable	(6)	(96)
Inventories	(80)	(3)
Accounts payable, accrued expenses and other current liabilities	(61)	(20)
Receivables from and payables to affiliates, net	6	(62)
Income taxes	76	60
Pension and non-pension postretirement benefit contributions	(25)	(18)
Other assets and liabilities	(16)	(13)

Net cash flows provided by operating activities	767	728

Cash flows from investing activities
Capital expenditures	(299)	(243)
Change in restricted cash	1	1
Other investing activities	7	2

Net cash flows used in investing activities	(291)	(240)

Cash flows from financing activities
Issuance of long-term debt	644	182
Retirement of long-term debt	(604)	—
Retirement of long-term debt to PECO Energy Transition Trust	(445)	(572)
Change in short-term debt	(223)	5
Change in Exelon intercompany money pool	288	125
Dividends paid on common stock	(382)	(454)
Dividends paid on preferred stock	(3)	(3)
Repayment of parent receivable	249	228
Other financing activities	1	—

Net cash flows used in financing activities	(475)	(489)

Increase (decrease) in cash and cash equivalents	1	(1)
Cash and cash equivalents at beginning of period	34	29

Cash and cash equivalents at end of period	$35	$28

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$35	$34
Restricted cash	2	3
Accounts receivable, net
Customer	372	525
Other	42	44
Inventories, net
Fossil fuel	207	127
Materials and supplies	18	19
Deferred income taxes	49	35
Other	27	13

Total current assets	752	800

Property, plant and equipment, net	5,014	4,842
Deferred debits and other assets
Regulatory assets	2,745	3,273
Investments	23	25
Investments in affiliates	44	57
Receivables from affiliates	117	212
Other	599	601

Total deferred debits and other assets	3,528	4,168

Total assets	$9,294	$9,810

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$23	$246
Borrowings from Exelon intercompany money pool	288	—
Long-term debt due within one year	—	450
Long-term debt to PECO Energy Transition Trust due within one year	483	227
Accounts payable	173	211
Accrued expenses	174	148
Payables to affiliates	151	145
Customer deposits	71	67
Other	10	22

Total current liabilities	1,373	1,516

Long-term debt	1,672	1,176
Long-term debt to PECO Energy Transition Trust	805	1,506
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,463	2,618
Asset retirement obligations	24	22
Non-pension postretirement benefit obligations	286	282
Regulatory liabilities	127	250
Other	141	146

Total deferred credits and other liabilities	3,041	3,318

Total liabilities	7,075	7,700

Commitments and contingencies
Shareholders’ equity
Common stock	2,291	2,255
Preferred stock	87	87
Receivable from parent	(571)	(784)
Retained earnings	409	548
Accumulated other comprehensive income, net	3	4

Total shareholders’ equity	2,219	2,110

Total liabilities and shareholders’ equity	$9,294	$9,810

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$2,255	$87	$(784)	$548	$4	$2,110
Net income	—	—	—	246	—	246
Common stock dividends	—	—	—	(382)	—	(382)
Preferred stock dividends	—	—	—	(3)	—	(3)
Repayment of receivable from parent	—	—	213	—	—	213
Allocation of tax benefit from parent	36	—	—	—	—	36
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(1)	(1)

Balance, September 30, 2008	$2,291	$87	$(571)	$409	$3	$2,219

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

Exelon’s corporate operations, some of which are performed through its business services subsidiary, Exelon Business Services Company, LLC (BSC), provide Exelon’s subsidiaries with a variety of support services including legal, human resources, financial, information technology and supply management services at cost. The costs of BSC, including support services, are directly charged or allocated to the applicable subsidiaries using a cost-causative allocation method. Corporate governance type costs that cannot be directly assigned are allocated based on a “Modified Massachusetts” formula, which is a method that utilizes a combination of gross revenues, total assets, and direct labor costs for the allocation base.

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

Each of Generation’s, ComEd’s and PECO’s consolidated financial statements includes the accounts of their subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of September 30, 2008 and 2007 and for the three and nine months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2007 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2007 Annual Report on Form  10-K.

2.    Discontinued Operations (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three and nine months ended September 30, 2008 and 2007 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income. See Note 12 — Commitments and Contingencies for additional information regarding Generation’s sale of its investment in Sithe.

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

SFAS No. 157 was effective and adopted by the Registrants as of January 1, 2008. The provisions of SFAS No. 157 are being applied prospectively. The adoption of SFAS No. 157 has not had a material impact on the Registrants’ results of operations, cash flows or financial positions in the three and nine months ended September 30, 2008. See Note 16 — Fair Value of Financial Assets and Liabilities for additional information regarding the adoption of SFAS No. 157.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Emergency Economic Stabilization Act of 2008 (the Act) was enacted on October 3, 2008, and requires the SEC to conduct a study on mark-to-market accounting as provided in SFAS No. 157 applicable to financial institutions, including depository institutions. The study will focus on a number of areas, including the advisability and feasibility of modifications to the standard, and alternative accounting standards to those provided in SFAS No. 157. Exelon’s most significant items impacted by mark-to market and fair value accounting are derivative financial instruments and nuclear decommissioning trust funds, respectively. See Note 7 — Derivative Financial Instruments, Note 10 — Asset Retirement Obligations, and Note 16 — Fair Value of Financial Assets and Liabilities for information regarding these items. The Registrants will continue to monitor and evaluate potential impacts of the Act.

FSP FAS 157-3

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative-effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Under SFAS No. 159, Exelon and Generation elected to apply the fair value option to the nuclear decommissioning trust fund investments. Prior to this election, only unrealized losses were recorded in the results of operations. This election could have a material impact to Exelon’s and Generation’s results of operations in future periods, as all unrealized gains and losses will be included in results of operations. As a result of this election, Exelon’s and Generation’s beginning balances of retained earnings as of January 1, 2008 increased by $160 million, net of deferred taxes of $286 million. The impact of reclassifying these previously unrealized gains to retained earnings could potentially result in lower realized gains and higher unrealized and realized losses in the periods over which those financial instruments are held. See Note 10 — Asset Retirement Obligations for additional information regarding adoption of SFAS No. 159. ComEd and PECO did not elect the fair value option allowed by SFAS No. 159.

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

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5), which supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides guidance for applying the requirements of SFAS No. 133, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. EITF 07-5 will be effective for any outstanding or new arrangements as of January 1, 2009. The adoption and application of this standard is not expected to have a material impact on the Registrants’ results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Registrants.

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

During the three and nine months ended September 30, 2008, Generation and ComEd recognized net costs from their contributions pursuant to the Illinois Settlement in their Statements of Operations as follows:

Three months ended September 30, 2008	Funded by Generation	Funded by ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$20	$2	$22
Credits to other Illinois utilities’ customers(a)	20	—	n/a

Total incurred costs	$40	$2	$22

(a)	Recorded as a reduction in operating revenues.

Nine months ended September 30, 2008	Funded by Generation	Funded by ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$116	$5	$121
Credits to other Illinois utilities’ customers(a)	68	—	n/a
Other rate relief programs, including CARE(b)	—	4	4

Total incurred costs	$184	$9	$125

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

Three months ended September 30, 2007	Funded by Generation	Funded by ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$9	$5	$14
Credits to other Illinois utilities’ customers(a)	108	—	n/a
Funding of the IPA(a)	5	—	n/a

Total incurred costs	$122	$5	$14

(a)	Recorded as a reduction in operating revenues.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine months ended September 30, 2007	Funded by Generation	Funded by ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$9	$24	$33
Credits to other Illinois utilities’ customers(a)	108	—	n/a
Other rate relief programs, including CARE(b)	—	8	n/a
Funding of the IPA(a)	5	—	n/a

Total incurred costs	$122	$32	$33

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

•

Electric utilities are required to include cost-effective energy efficiency resources in their plans to meet incremental annual program energy savings goals of 0.2% of energy delivered to retail customers in the year commencing June 1, 2008, increasing annually to 2% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, commencing June 1, 2008 and continuing for a period of ten years, electric utilities must implement cost-effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the Illinois Commerce Commission (ICC). Failure to comply with the energy efficiency requirements in the Illinois Settlement Legislation would result in ComEd being subject to penalties, including losing control of the programs, and other charges. Pursuant to these requirements, ComEd filed its initial Energy Efficiency and Demand Response Plan with the ICC on November 15, 2007. On February 6, 2008, the ICC issued an order approving substantially all of ComEd’s plan, including cost recovery. This plan began June 1, 2008 and is designed to meet the Illinois Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy to all retail customers and in the peak demand of eligible retail customers.

•

The procurement plans developed initially by the electric utilities for the fiscal year beginning June 1, 2008 must include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers. As stipulated in the Illinois Settlement Legislation, the IPA is responsible for all procurement plans for annual delivery periods starting in June 2009 and thereafter, and will acquire amounts of renewable energy resources that will cumulatively increase this percentage to at least 10% by June 1, 2015, with a goal of 25% by June 1, 2025, subject to customer rate cap limitations. All goals are subject to rate impact criteria set forth in the Illinois Settlement Legislation. Utilities are allowed to pass through procurement costs of renewable resources. ComEd conducted a request for proposal (RFP) to procure renewable energy credits in late April 2008 to be used for compliance with Illinois’ renewable energy requirements for the period June 2008 through May 2009. Under the ICC-approved RFP, ComEd is procuring approximately $19 million in renewable energy credits for this period. ComEd started recovering these costs through rates in June 2008.

Illinois Procurement Proceedings (Exelon, Generation and ComEd).    In January 2007, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from an ICC-approved “reverse-auction” competitive bidding process, which permitted ComEd to recover its electricity procurement costs from retail customers without markup. The first procurement auction for ComEd’s entire load occurred in September 2006 and deliveries pursuant to the auction

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

began in January 2007. The energy price that resulted from the first auction was fixed through May 31, 2008, at which time one-third of the auction contracts expired. However, the Illinois Settlement Legislation amended that competitive bidding process. Under the Illinois Settlement Legislation, the IPA, with the oversight of the ICC, will participate in the design of an electricity supply portfolio for ComEd and will administer a competitive process under which ComEd will procure its electricity supply resources for deliveries in the supply period beginning June 2009. In the interim, on December 19, 2007, the ICC approved a plan under which ComEd is procuring power for the period from June 2008 to May 2009. Under this plan, standard block energy purchases, acquired through an ICC-approved RFP, coupled with purchases of energy, capacity and ancillary services in PJM Interconnection, LLC (PJM)-administered markets, are used to replace the portion of the auction contracts that expired on May 31, 2008. The prices resulting from purchases in PJM-administered markets may significantly vary, impacting the total cost to fulfill electricity requirements of ComEd’s customers. In order to mitigate the price risk, a portion of the energy price has been locked in through a financial only hedge with Generation. In early March 2008, ComEd completed its RFP pursuant to that plan and the ICC voted to approve the lowest-cost package of bids received as recommended by the procurement administrator. ComEd’s purchases acquired through the RFP represent approximately 14% of its expected energy needs from June 2008 through May 2009. Approximately 19% of ComEd’s expected energy load for the same period has been hedged with its variable to fixed financial swap with Generation. The ICC-approved prices reflected in the compliance tariff filing following the ICC’s approval of the recent RFP incorporate the applicable PJM Reliability Pricing Model (RPM) capacity prices. As this RFP related to only a portion of ComEd’s load requirement beginning in June 2008, the RPM impacts to overall customer electric rates are not significant. However, as ComEd’s auction contracts expire and a larger portion of power and energy is procured in the future through RFP procurement process, increases in capacity prices associated with RPM capacity auctions are expected to have a more significant impact to customer electric rates.

On September 4, 2008, the IPA submitted its first procurement plan under which ComEd will procure power for the period from June 2009 to May 2010. Interested parties, including ComEd, Attorney General of Illinois and ICC Staff, submitted comments on the plan. In response to the comments, the IPA filed its revised plan with the ICC on October 20, 2008. If objections to the procurement plan are filed, the ICC will decide whether to hold hearings on the plan. A final plan is expected to be approved in January 2009.

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

Original Cost Audit (Exelon and ComEd).    In connection with ComEd’s 2005 Rate Case proceeding, the ICC, with ComEd’s concurrence, ordered an “original cost” audit of ComEd’s distribution assets. In December 2007, the consulting firm that completed the audit presented its findings to the ICC staff regarding accounting methodology, documentation and other matters, along with proposed adjustments. The results of the audit were reported in April 2008 to the ICC. The audit report recommended gross plant disallowances of approximately $350 million, before reflecting accumulated depreciation. The basis for the disallowance recommendation on approximately $80 million of the costs was that they were misclassified between ComEd’s distribution and transmission operations; ComEd has already reclassified these costs and they have been reflected correctly in ComEd’s most recent delivery service rate proceeding.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 10, 2008, ComEd and the ICC staff reached a stipulation (the stipulation) regarding various portions of contested issues in the Original Cost Audit as well as the 2007 Rate Case and agreed to make various joint recommendations to the ICC in the 2007 Rate Case. On September 10, 2008, the ICC issued an order in the 2007 Rate Case, more fully described below. The ICC order incorporated the joint recommendations made by ICC Staff and ComEd and required ComEd to incur a charge of approximately $19 million (pre-tax) related to various items identified in the Original Cost Audit.

The ICC opened a proceeding on the Original Cost Audit on May 13, 2008. There is no set timeline for resolution of this proceeding. Under the terms of the stipulation the ICC Staff will not advocate that any of the proposed adjustments in the audit report be adopted other than those reflected in the 2007 rate case; however, the stipulation does not preclude other parties to the rate case or to the Original Cost Audit proceeding from taking positions contrary to the stipulation. Although ComEd believes the remainder of the consulting firm’s findings are without merit, the ultimate resolution of the audit could result in a material disallowance and related write-off of a portion of the original cost of ComEd’s delivery system assets after reflecting the appropriate associated accumulated depreciation and deferred income taxes associated with any such disallowances.

2007 Rate Case (Exelon and ComEd).    On October 17, 2007, ComEd filed a rate case with the ICC for approval to increase its delivery service revenue requirement (2007 Rate Case) by approximately $360 million to reflect increasing operating costs and its continued investment in delivery service assets since rates were last determined. The rate filing was based on a 2006 test year and capital additions projected through the third quarter of 2008.

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

On September 10, 2008, the ICC issued an order in the rate case approving a $274 million increase in the annual revenue requirement, which became effective on September 16, 2008. The order also incorporated the joint recommendations of the ICC Staff and ComEd in the Original Cost Audit stipulation, including projected capital additions through the second quarter of 2008. Additionally, the ICC order required ComEd to record charges during the third quarter associated with fixed asset disallowances of approximately $37 million (pre-tax), partially offset by the establishment of regulatory assets of approximately of $13 million (pre-tax), for costs that have been previously expensed by ComEd that will be recovered through rates over the next several years, resulting in a net decrease in operating income of $24 million (pre-tax). The disallowance charges included approximately $19 million (pre-tax) of fixed asset disallowances, based on the Original Cost Audit stipulation, and a charge of $18 million (pre-tax) related to the order’s disallowance of certain fixed asset costs the ICC indicated were not adequately supported.

The ICC did not approve the proposed storm rider, and only provided limited approval of a pilot program associated with the system modernization rider.

ComEd requested a rehearing from the ICC on several issues that were decided adversely. Several other parties also sought rehearing. ComEd cannot predict whether the ICC will grant a rehearing. ComEd also cannot predict whether appeals will be filed, and if so, the results of such appeals.

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

In October 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached by most active parties and opposed by no party in the transmission rate proceeding. FERC approved the settlement agreement on January 16, 2008. The settlement agreement establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis. The settlement agreement provides for a base return on equity on transmission rate base of 11% plus an adder of 0.5% in recognition of ComEd’s participation in a regional transmission organization, a cap of 58% on the equity component of ComEd’s capital structure, which will decline to 55% by 2011, and a debt-only return based on ComEd’s long-term cost of debt on ComEd’s pension asset. The settlement agreement resulted in a first-year annual transmission network service revenue requirement increase of approximately $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC in its June 5, 2007 order. The formula rate will be updated annually to ensure that customers pay the actual costs of providing transmission services. In addition, on January 18, 2008, FERC issued an order on ComEd’s request for rehearing on incentive returns that permitted ComEd to include a 1.5% adder to the return on equity for ComEd’s largest transmission project, thereby resulting in a 13% return on equity for the project. The order also authorizes the inclusion of 100% of construction work in progress in rate base for that project, but rejects incentive treatment for certain other projects requested by ComEd. The cumulative impact of the above items is an annual revenue requirement of approximately $390 million. On February 19, 2008, several parties filed a petition for rehearing of FERC’s January 18, 2008 order. On September 8, 2008, FERC issued an order on rehearing in which it reviewed, and then rejected intervenors’ arguments on granting incentives and confirmed the result of the January 18, 2008 order.

On May 15, 2008, ComEd filed its first annual update filing, which updates ComEd’s formula rate to include actual 2007 expenses and investment plus forecasted 2008 capital additions. The update resulted in a revenue requirement of $456 million, which includes approximately $26 million related to the 2007 true-up for a total increase of approximately $66 million. The new rate will be used by PJM to determine charges for services in the ComEd zone for June 1, 2008 through May 31, 2009. The filing will be reviewed by FERC and intervenors, who have until December 2008 to challenge the calculation of the new rate. ComEd has been reflecting its best estimate of its anticipated approved true-up in the financial statements. As of September 30, 2008, ComEd had a regulatory asset associated with its 2007 true-up and the estimated effect of the 2008 true-up to be filed in May 2009. The regulatory asset, which will be amortized as the associated revenues are received, includes an adjustment for an amount inadvertently recorded in 2007 related to regulatory assets associated with the first-year formula rate true-up. The impact of the regulatory asset adjustment reduced Exelon’s and ComEd’s net income by $3 million (after tax) for the nine months ended September 30, 2008.

Competitive Electric Generation Suppliers (Exelon and ComEd).    Illinois Senate Bill (SB) 1299, which was enacted into law in November 2007, will generally require utilities to purchase receivables through an ICC tariff from competitive electric generation suppliers for power and energy service provided to the utility’s retail

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers with a non-coincident peak demand of less than 400 kw. The law expressly provides for the recovery of the reasonable costs associated with the implementation of the law and ongoing costs of purchasing the receivables including the risk of uncollectible accounts.

Pennsylvania Gas Distribution Rate Case (Exelon and PECO).    On March 31, 2008, PECO filed a petition before the Pennsylvania Public Utility Commission (PAPUC) for a $98 million increase to its delivery service revenue to fund critical infrastructure improvement projects that will ensure the safety and reliability of the natural gas delivery system. On July 1, 2008, PECO received testimony submitted by various state and special interest parties opposing the level of the proposed rate increase. On August 21, 2008, PECO filed a joint settlement petition with the PAPUC, signaling that it had reached an agreement with the opposing parties regarding the requested distribution rate increase. The settlement petition provides for a revenue increase of $77 million. As part of the settlement, PECO would enhance its low-income programs as well as provide funding for new energy efficiency programs to help customers manage their energy usage and gas bills. Additionally, PECO would agree not to file a new base rate case for natural gas distribution service before January 1, 2010. On September 18, 2008, the presiding administrative law judge (ALJ) issued a recommended decision approving all aspects of the joint settlement. On October 23, 2008, the PAPUC voted to approve the joint settlement. The approved rate adjustment will be effective beginning January 1, 2009.

Pennsylvania Transition-Related Legislative and Regulatory Matters (Exelon, Generation and PECO).    In Pennsylvania, similar to other states where retail electric generation rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on customers. Experiences in other states following the end of retail electric generation rate cap transition periods have created a heightened state of political concern that significant electricity price increases may also occur after the expiration of rate caps in Pennsylvania. While PECO’s retail electric generation rate cap transition period does not end until December 31, 2010, retail electric generation rate cap transition periods have expired for six other Pennsylvania electric companies, and in some instances have resulted in post-transition generation price increases. Over the past 20 months, elected officials in Pennsylvania have worked on developing legislation to address these concerns as well as the Governor’s comprehensive energy plan.

On July 9, 2008, the Pennsylvania Legislature passed and the Governor signed legislation providing a $650 million fund to support investment in renewable power resources and conservation. The fund will be appropriated from Pennsylvania’s General Fund.

On October 8, 2008, the Pennsylvania General Assembly passed House Bill No. 2200, which became law on October 15, 2008, after being signed by the Governor of Pennsylvania. This legislation requires that Pennsylvania electric utility companies meet energy-conservation and demand-reduction targets, beginning in 2011, to enhance the Commonwealth’s energy independence and enable programs to help consumers manage their energy use. By July 1, 2009, PECO will file with the PAPUC plans to meet these energy-efficiency and demand-response goals. Also, PECO will be required to transition its electric customers to smart-meter technology over a fifteen-year period and to make available time-of-use rates and real-time price plans. The legislation allows recovery of costs for each of these programs, subject to approval by the PAPUC. Finally, House Bill No. 2200 provides guidelines associated with electricity procurement that support competitive, market-based procurement through auctions, requests for proposal or bilateral agreements with a prudent mix of spot market purchases, short-term contracts and long-term (more than four years) purchase contracts. If PECO

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were to fail to achieve the required reductions in consumption within stated deadlines, PECO would be subject to civil penalties of up to $20 million. Any penalties paid would not be recoverable from ratepayers.

PECO has engaged the Governor and other Pennsylvania elected officials in negotiations over mitigation, including utility contributions to help offset projected price increases upon the expiration of retail electric generation rate cap transition periods. Measures suggested by officials include rate-cap extensions, rate-increase deferrals and phase-ins, a generation tax and contributions of value (potentially billions of dollars statewide) by Pennsylvania utility companies toward rate-relief programs. Although legislation has been proposed and discussed associated with the mitigation of the potential impacts of electricity price increases upon the ending of retail electric generation rate cap transition periods, no legislation was passed. The Governor and Legislative leaders have pledged to reexamine possible mitigation measures when the Legislature reconvenes in January 2009.

On March 14, 2008, PECO requested authorization from the PAPUC to begin phase one of a voluntary residential real-time pricing program. Available to up to 2,000 PECO customers, the program would allow customers to view the next day’s energy prices, learn about how they use energy and potentially save money by reducing energy use during the highest cost hours of the day. A settlement was reached with all parties to the proceeding, and a Joint Petition for approval of the settlement was filed with the PAPUC on August 29, 2008. On October 8, 2008, the presiding ALJ issued a recommended decision approving the settlement without modification. The PAPUC will now review the settlement and the ALJ’s recommendation. If approved, PECO would begin soliciting customer volunteers to participate in the program.

On August 7, 2008, the PAPUC approved the Consumer Education Plan filed by PECO on December 28, 2007 in response to a May 10, 2007 order from the PAPUC. The Plan addressed, among other factors, energy conservation, retail choice, low-income programs and the education of customers about generation charges on their bills that may occur following the rate cap expiration. The education plan will be in effect for at least five years. PECO will receive full and current cost recovery associated with this plan.

On September 10, 2008, PECO filed its comprehensive Default Service Program and Rate Mitigation Plan with the PAPUC seeking approval to provide default electric service following the expiration of generation rate caps on December 31, 2010. The filing included: (1) PECO’s Default Service Program with competitive, full-requirements energy-supply procurements; (2) a voluntary Early Phase-In Plan allowing customers to pre-pay, with interest, expected post-electric generation rate cap increases; (3) a voluntary deferral phase-in plan allowing customers to phase in rate increases post rate-cap expiration; and (4) an Energy Efficiency Package with energy-efficiency and demand-response programs to help PECO’s customers transition from capped electric generation rates to market-priced generation.

The filing included, among other features, tailored procurement strategies for different customer classes using a competitive RFP process, hourly priced default service for large commercial and industrial customers, laddering of multi-year contracts to reduce risks of procurement of default supply at single points in time and a requirement for suppliers to provide Alternative Energy Credits (AECs) for PECO’s compliance with the Alternative Energy Portfolio Standards Act. The filing also included rate mitigation proposals to assist customers with the anticipated price increases, including a prepayment option to permit customers to pay a fixed charge in their current bill that will be applied, with interest, to the customer’s future bills in the post-electric generation rate cap period, and a deferral option to permit customers to phase-in annual increases upon the expiration of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO’s electric generation rate caps, with the unpaid amount due to PECO, with interest, in later years. PECO anticipates PAPUC decisions in these matters in nine months or so. PECO has requested full and current cost recovery associated with these plans. Additionally, as a result of House Bill 2200, PECO will likely need to amend its procurement and customer energy-efficiency plans.

Alternative Energy Portfolio Standards (Exelon and PECO).    In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act (AEPS Act). The AEPS Act requires that by the later of January 1, 2007, or the end of an electric distribution company’s retail electric generation rate cap transition period, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must be provided by certain alternative energy resources, as measured by AECs. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I AECs annually (corresponding to the annual output of approximately 240 MWs of wind power) for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its transition period. PECO also proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance, as permitted under the AEPS Act. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, would be recovered through a reconcilable surcharge mechanism as contemplated by the AEPS Act. On December 20, 2007, the PAPUC approved PECO’s request and PECO conducted its first RFP and received bids in March 2008. On June 24, 2008, the PAPUC authorized acceptance of one bid. Pursuant to the RFP process, PECO entered into a five-year agreement with the accepted bidder on August 28, 2008. PECO is planning to conduct a second RFP later in 2008.

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

Authorized Return on Rate Base (Exelon, ComEd and PECO).    In the September 10, 2008 order in the 2007 Rate Case, the ICC authorized a return on ComEd’s distribution rate base using a weighted average debt and equity return of 8.36%, an increase over the 8.01% return previously authorized. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case discussed above, ComEd’s formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 9.37% (exclusive of the incentive ROE on the large project discussed above). The weighted average debt and equity return on transmission rate base will be updated annually in accordance with the formula-based rate calculation discussed above.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO’s transition period includes caps on electric generation rates that will expire on December 31, 2010 pursuant to the Pennsylvania Electric Generation Customer Choice and Competition Act (Competition Act). The distribution and transmission components of PECO’s rates will continue to be regulated subsequent to the transition period. PECO’s most recently approved weighted average debt and equity return on electric rate base was 11.23% (approved in 1990). PECO’s gas rates are not subject to caps and its most recently approved weighted average debt and equity return on gas rate base was 11.45% (approved in 1988). As part of the PECO gas distribution rate case filed on March 31, 2008, PECO requested that the PAPUC authorize it to establish base rates for natural gas distribution service using a weighted average debt and equity return on gas rate base of 8.90%. The joint settlement petition in that matter, approved on October 23, 2008 by the PAPUC, does not specify the rate of return upon which the settlement rates are based, but rather provides for an annual revenue increase without regard to a specific return on gas rate base.

Market-Based Rates (Exelon, Generation, ComEd and PECO).    Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale sales of electricity. Currently, Generation, ComEd and PECO have authority to execute wholesale electricity sales at market-based rates. As is customary with market-based rate schedules, FERC has reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determines that Generation, ComEd or PECO has violated the terms and conditions of its tariff or the Federal Power Act. FERC is also authorized to order refunds if it finds that the market-based rates are not just and reasonable under the Federal Power Act.

On June 21, 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities (Order No. 697), which updated and modified the tests that FERC had implemented in 2004. On December 14, 2007, FERC issued an order clarifying some provisions in the Final Rule. On January 14, 2008, Generation, ComEd and PECO filed an analysis using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrated that under those tests, Generation, ComEd, and PECO should be permitted to continue to sell at market-based rates. On April 4, 2008, FERC requested Generation, ComEd and PECO to provide additional information. On April 21, 2008, FERC issued an order on rehearing of its June 21, 2007 order (Order No. 697-A), in which FERC largely denied rehearing and affirmed its basic determinations in Order No. 697. On July 17, 2008, FERC issued a further order on rehearing and clarification in which it clarified the meaning of a footnote in Order No. 697-A regarding the calculation of one of the variables used in FERC’s screening tests. On August 15, 2008, Generation, ComEd and PECO made an updated filing based on the additional information requested by FERC and following FERC’s guidance in its July 17, 2008 order. FERC is not expected to act on the filing until later in 2008. The Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short-term. The longer-term impact will depend on the future application by FERC of Order Nos. 697 and 697-A.

On March 12, 2008, and again on September 10, 2008, the ICC intervened in the proceeding on the filing that Generation, ComEd and PECO made with FERC. The ICC indicated it has no objection to FERC authorizing Exelon affiliates to continue making market-based sales; but the ICC argued that existing waivers of FERC’s affiliate transaction rules should no longer apply between ComEd and its affiliates, because ComEd has captive retail customers. Exelon responded to the ICC’s pleading on September 18, 2008, stating that FERC had previously found that ComEd’s customers are not captive and that the facts on which FERC based its previous finding have not changed. If FERC were to adopt the ICC’s position, no wholesale sale of electric energy could be made between ComEd and a market-regulated power sales affiliate, such as Generation, without first receiving

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FERC authorization for the transaction. Each of Generation’s, ComEd’s and PECO’s management does not believe that there will be a material impact to their respective results of operations, cash flows or financial positions as a result of the resolution of these matters.

RPM (Exelon and Generation).    On August 31, 2005, PJM submitted a proposal to FERC for a new capacity payment construct to replace PJM’s then-existing capacity obligation rules. The proposal provided for a forward capacity procurement auction to establish capacity and payment obligations using a demand curve and locational deliverability zones for capacity. The FERC affirmed PJM’s proposal for forward commitments and other matters but encouraged PJM and the parties to that FERC proceeding to resolve other RPM issues by settlement. A settlement was reached on September 29, 2006 and was approved by FERC on December 22, 2006. The settlement provided for an auction 36 months in advance of each delivery year beginning with the delivery year ending May 31, 2012 and an expedited phase-in process for four transitional auctions covering delivery years ending on May 31 in 2008 through 2011. A number of parties appealed the FERC order approving the settlement, and those appeals have been consolidated and are pending in the United States Court of Appeals for the D.C. Circuit. Because the court did not stay the FERC order pending appellate review, PJM implemented RPM in 2007. Generation believes that it is remote that the ultimate outcome of this appeal will have a material impact on Exelon’s or Generation’s results of operations, cash flows or financial position.

PJM’s four transitional RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. The auction for the delivery year ending May 31, 2012 occurred in May 2008. On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. Most of the parties comprising the RPM Buyers group were parties to the settlement approved by FERC that established RPM. In the complaint, the RPM Buyers requested that the total projected payments to RPM sellers for the three auctions at issue be materially reduced. On July 10, 2008, a coalition of RPM suppliers of which Generation is a member filed an intervention and answer also contending that the results of the RPM auctions at issue should not be disturbed. On July 11, 2008, PJM filed its answer to the complaint, in which it denied the allegation that the rates are unjust and unreasonable. On September 19, 2008, FERC dismissed the complaint finding that no party violated PJM’s tariff and the prices determined during the initial auctions implementing the RPM were in accord with the tariff provisions governing the auctions. In a companion order issued the same day, FERC directed PJM and its stakeholders to evaluate whether prospective changes should be made to RPM and if a consensus is reached, file such a consensus with FERC in time to be in effect for the May 2009 RPM Auction. If a consensus is not reached, PJM must file a report with FERC by December 15, 2008, so that FERC can determine if changes should be made to RPM. To supplement the record, FERC granted a motion for a technical conference to be held in February 2009. Both orders are subject to rehearing and any decision may then be subject to review in the United States Court of Appeals. If FERC on rehearing or a Federal Court of Appeals were to reverse FERC’s decision, FERC would be required to conduct additional proceedings regarding the substantive allegations in the complaint. Generation believes that it is remote that the ultimate outcome of this matter will have a material impact on Exelon’s or Generation’s results of operations, cash flows or financial position.

License Renewals (Exelon and Generation).    In December 2004, the NRC issued an order that will permit the Oyster Creek Generating Station (Oyster Creek) to operate beyond its license expiration in April 2009 if the NRC has not completed reviewing the application for renewal. In July 2005, AmerGen Energy Company, LLC (AmerGen) applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey Department of Environmental Protection (NJDEP). The contentions raised by these groups were reviewed and dismissed by NRC’s Atomic Safety Licensing Board (ASLB). In January 2008, the citizens group appealed the rejection of its contention to the NRC Commissioners. If the NRC Commissioners reject the appeal, the citizens group can further appeal to the Federal courts. The NJDEP appealed to the Third Circuit Court of Appeals one of its rejected contentions asserting that the NRC must consider terrorism risks as part of the re-licensing proceeding. This contention had previously been rejected by the ASLB and the NRC Commissioners. Further, in January 2008, AmerGen received a letter from the NJDEP concluding that Oyster Creek’s continued operation is consistent with New Jersey’s Coastal Management Program, and approving Oyster Creek’s coastal land use plans for the next 20 years. This consistency determination is a necessary element for license renewal. With the NJDEP consistency determination and the rejection of the sole remaining contention by the ASLB, AmerGen is currently awaiting completion of the NRC staff’s consideration of the license renewal for Oyster Creek. The NRC’s approval is expected by the end of 2008 or in the first quarter of 2009.

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

5.    Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).    As of September 30, 2008 and December 31, 2007, Exelon and ComEd each had goodwill of approximately $2.6 billion. Under the provisions of SFAS No. 142, goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

Other Intangible Assets (Exelon and ComEd).    Exelon’s and ComEd’s other intangible assets, included in deferred debits and other assets on the balance sheet, consisted of the following as of September 30, 2008 and December 31, 2007:

				Estimated amortization expense
September 30, 2008	Gross	Accumulated Amortization	Net	Remainder of 2008	2009	2010	2011	2012
Chicago settlement – 1999 agreement(a)	$100	$(57)	$43	$1	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(20)	42	1	4	4	4	4

Total intangible assets	$162	$(77)	$85	$2	$7	$7	$7	$7

December 31, 2007	Gross	Accumulated Amortization	Net	Estimated amortization expense
				2008	2009	2010	2011	2012
Chicago settlement – 1999 agreement(a)	$100	$(55)	$45	$3	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(17)	45	4	4	4	4	4

Total intangible assets	$162	$(72)	$90	$7	$7	$7	$7	$7

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

Pursuant to the agreement discussed above, ComEd received payments of $32 million from Midwest Generation to relieve Midwest Generation’s obligation under the fossil sale agreement to build the generation facility in the City. The payments received by ComEd, which have been recorded in other long-term liabilities, are being recognized ratably (approximately $2 million annually) as an offset to amortization expense over the remaining term of the franchise agreement.

Exelon’s and ComEd’s amortization expense related to intangible assets was $2 million for the three months ended September 30, 2008 and 2007 and $5 million for the nine months ended September 30, 2008 and 2007.

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

As of September 30, 2008, Exelon Corporate, Generation, ComEd and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $952 million and $574 million, respectively. During the third quarter of 2008, the Registrants were notified by Lehman Brothers Bank that it would not be able to fund its commitments under the Registrants’ credit agreements. The commitment of Lehman Brothers Bank was terminated effective September 30, 2008, and the amounts of the credit agreements with Lehman Bank are not included in the amounts above. Prior to termination, Lehman Brothers Bank’s total commitment within these credit facilities was $283 million, of which Exelon Corporate, Generation, ComEd, and PECO had $43 million, $166 million, $48 million, and $26 million, respectively. See Note 11 of Exelon’s 2007 Annual Report on Form 10-K for further information regarding the credit facilities.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at September 30, 2008 and December 31, 2007:

Commercial paper borrowings	September 30, 2008	December 31, 2007
PECO	$23	$246

Credit facility borrowings
ComEd	$162	$370

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Long-Term Debt

During the nine months ended September 30, 2008, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)
ComEd	First Mortgage Bonds	5.80%	March 15, 2018	$700
ComEd	First Mortgage Bonds	6.45%	January 15, 2038	450
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2017	91
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2020	50
ComEd	First Mortgage Bonds(b)	Variable	May 1, 2021	50
PECO	First and Refunding Mortgage Bonds	5.35%	March 1, 2018	500
PECO	First and Refunding Mortgage Bonds	4.00%	December 1, 2012	150

(a)	Excludes unamortized bond discounts.
(b)

During the second quarter of 2008, ComEd established a letter of credit facility to provide credit enhancement to variable-rate tax exempt bonds. The new facility and letters of credit issued under the new facility will expire by June 27, 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement of Long-Term Debt

During the nine months ended September 30, 2008, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00-8.00%	Various	$21

Generation	Notes Payable	6.33%	August 8, 2009	10

Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	2

ComEd	First Mortgage Bonds	3.70%	February 1, 2008	295

ComEd	ComEd Transitional Funding Trust	5.74%	December 25, 2008	262

ComEd	Subordinated Debentures of ComEd Financing II	8.50%	January 15, 2027	155

ComEd	First Mortgage Bonds	8.00%	May 15, 2008	120

ComEd	First Mortgage Bonds	Variable	April 15, 2013	100

ComEd	First Mortgage Bonds	Variable	March 1, 2017	91

ComEd	First Mortgage Bonds	Variable	March 1, 2020	50

ComEd	First Mortgage Bonds	Variable	November 1, 2019	42

ComEd	First Mortgage Bonds	Variable	May 15, 2017	40

ComEd	First Mortgage Bonds	Variable	January 15, 2014	20

ComEd	Sinking fund debentures	3.875-4.75%	Various	2

PECO	First and Refunding Mortgage Bonds	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds	Variable	December 1, 2012	50

PECO	First and Refunding Mortgage Bonds	Variable	December 1, 2012	4

PECO	First and Refunding Mortgage Bonds	3.50%	May 1, 2008	450

PECO	PECO Energy Transition Trust (PETT) Transition Bonds	6.13%	September 1, 2008	207

PECO	PETT Transition Bonds	7.625%	March 1, 2009	238

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants utilize derivative instruments to manage exposures to a number of market risks, including changes in interest rates and the impact of market fluctuations in the price of electricity, coal, natural gas, other commodities and other energy-related products marketed and purchased as a result of their ownership of energy-related assets. Additionally, Generation enters into energy-related derivatives for proprietary trading purposes. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities.

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

Fair-Value Hedges.    At September 30, 2008 and December 31, 2007, Exelon had $100 million of notional amounts of fair-value hedges outstanding related to interest rate swaps, with fair values of $5 million and $4 million, respectively. During the nine months ended September 30, 2008 and 2007, there is no impact on the results of operations as a result of ineffectiveness from fair-value hedges.

Cash-Flow Hedges.    At September 30, 2008 and December 31, 2007, the Registrants did not have any interest rate swaps designated as cash-flow hedges outstanding.

Energy-Related Derivatives (Exelon, Generation, ComEd and PECO)

Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s assessment of the market, weather, operational and other factors. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Under the provisions of SFAS No. 133, the economic hedges are recognized on the balance sheet at their fair value unless they qualify for the normal purchases or normal sales exception. For economic hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in accumulated other comprehensive income (OCI) and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the initial ComEd power procurement auction and the recent RFP which is further discussed in Note 4 — Regulatory Issues, qualify for the normal purchases and normal sales exception to SFAS No. 133. PECO has entered into derivative gas contracts to hedge its long term price risk in the natural gas market. All of PECO’s gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception to SFAS No. 133. In addition, Generation and PECO have entered into a long-term full requirements power purchase agreement (PPA) under which PECO obtains substantially all of its electric supply from Generation through 2010. The PPA is not considered a derivative under SFAS No. 133.

Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. The proprietary trading activities, which included volumes of 3,092 gigawatt hours (GWhs) and 6,738 GWhs for the three and nine months ended September 30, 2008 and 5,667 GWhs and 15,543 GWhs for the three and nine months ended September 30, 2007, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

The following table provides a summary of the fair value balances of the derivatives recorded by Exelon, Generation and ComEd as of September 30, 2008:

	Generation					ComEd	Other		Exelon
Derivatives	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Netting(b)	Subtotal(c)	IL Settlement Swap(a)	Interest- Rate Swap	Intercompany Eliminations	Total Derivatives
Current assets	$102	$225	$111	$(47)	$391	$14	$—	$(14)	$391
Noncurrent assets	137	93	58	(13)	275	84	5	(84)	280

Total mark-to-market assets	239	318	169	(60)	666	$98	$5	$(98)	$671

Current liabilities	$(91)	$(132)	$(30)	$47	$(206)	$—	$—	$14	$(192)
Noncurrent liabilities	(96)	(37)	(12)	13	(132)	—	—	84	(48)

Total mark-to-market liabilities	$(187)	$(169)	$(42)	$60	$(338)	$—	$—	$98	$(240)

Total mark-to-market energy contract net (liabilities) assets	$52	$149	$127	$—	$328	$98	$5	$—	$431

(a)

Includes current and noncurrent liability for Generation and current and noncurrent asset for ComEd of $14 million and $84 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

(b)

Represents the netting of fair value balances with the same counterparty between cash-flow hedges, other derivatives and proprietary trading. See Note 3 — New Accounting Pronouncements for further information.

(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $35 million and $17 million, respectively, and current and noncurrent liabilities are shown net of collateral of $12 million and $1 million, respectively. The total cash collateral posted net of cash collateral received was $29 million at September 30, 2008.

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
(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $104 million and $23 million, respectively, and current and noncurrent liabilities are shown net of collateral of $63 million and $82 million, respectively. The total cash collateral posted net of cash collateral received was $272 million at December 31, 2007.

Illinois Settlement Swap Contract (Exelon, Generation and ComEd).    In order to fulfill a requirement of the Illinois Settlement, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007, the effect of which is to cause ComEd to pay fixed prices and to cause Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash-flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records effective changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, thereby ensuring ComEd of full cost recovery in rates, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. During the nine months ended September 30, 2008, and the year ended December 31, 2007, Generation recorded a decrease and an increase, respectively, in current and noncurrent mark-to-market derivative liabilities and ComEd recorded a decrease and an increase, respectively, in regulatory liabilities associated with the swap

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract totaling $358 million and $456 million. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

Cash-Flow Hedges (Exelon, Generation and ComEd).    Economic hedges that qualify as cash-flow hedges primarily consist of forward power sales and power swaps. At September 30, 2008, Generation had net unrealized pre-tax losses on effective cash-flow hedges of $9 million being deferred within accumulated OCI, including approximately $98 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at September 30, 2008, approximately $43 million of these net pre-tax unrealized losses within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $14 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash-flow hedges will occur during 2008 through 2011, and the ComEd financial swap contract during 2008 through 2012. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

The tables below provide the activity of accumulated OCI related to cash-flow hedges for the three and nine months ended September 30, 2008 and 2007, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Three Months Ended September 30, 2008	Generation		Exelon
	Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative (loss) at June 30, 2008	$(1,661	)(a)	$(1,222)
Effective portion of changes in fair value	1,451	(b)	1,093
Reclassifications from accumulated OCI to net income	205	(c)	187

Accumulated OCI derivative gain (loss) at September 30, 2008	$(5)		$58

(a)	Includes $436 million loss, net of taxes, related to the fair value of the five-year financial swap contract with ComEd.
(b)	Includes $358 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended September 30, 2008.
(c)

Includes $19 million gain, net of taxes, of the reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd during the three months ended September 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Nine Months Ended September 30, 2008	Generation		Exelon
	Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative (loss) at December 31, 2007	$(548	)(a)	$(270)
Effective portion of changes in fair value	155	(b)	(38)
Reclassifications from accumulated OCI to net income	388	(c)	366

Accumulated OCI derivative gain (loss) at September 30, 2008	$(5)		$58

(a)	Includes $275 million loss, net of taxes, related to the fair value of the five-year financial swap contract with ComEd.
(b)	Includes $193 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the nine months ended September 30, 2008.
(c)

Includes $23 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd during the nine months ended September 30, 2008.

Three Months Ended September 30, 2007	Generation(a)	ComEd(b)	Exelon
	Energy-Related Hedges	Energy-Related Hedges	Total Cash-Flow Hedges
Accumulated OCI derivative gain at June 30, 2007	$33	n/a	$33
Effective portion of changes in fair value	(125)	n/a	(47)
Reclassifications from accumulated OCI to net income	11	n/a	9

Accumulated OCI derivative (loss) at September 30, 2007	$(81)	n/a	$(5)

(a)	Includes $76 million, net of taxes, of changes in fair value of the five-year financial swap with ComEd.
(b)	ComEd had no outstanding derivatives in OCI as of June 30, 2007 or September 30, 2007.

Nine Months Ended September 30, 2007	Generation(a)	ComEd	Exelon
	Energy-Related Hedges	Energy-Related Hedges	Total Cash-Flow Hedges
Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(4)	$246
Effective portion of changes in fair value	(325)	—	(247)
Reclassifications from accumulated OCI to net income	(6)	4	(4)

Accumulated OCI derivative (loss) at September 30, 2007	$(81)	$—	$(5)

(a)	Includes $76 million, net of taxes, of changes in fair value of the five-year financial swap with ComEd.

Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $(341) million and $(645) million pre-tax (loss) for the three and nine months ended September 30, 2008, respectively, and a $(18) million and $11 million pre-tax (loss) gain for the three and nine months ended September 30, 2007, respectively. Given that the cash-flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash-flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights whose changes in fair value are recognized in earnings each period. During the three months ended September 30, 2008, cash-flow hedge ineffectiveness decreased by $103 million due primarily to the decline in market prices during the period, of which $51 million was related to

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation’s financial swap contract with ComEd. During the nine months ended September 30, 2008, cash flow ineffectiveness decreased by $22 million, none of which was related to Generation’s financial swap contract. At September 30, 2008, cash flow ineffectiveness resulted in an adjustment of $8 million to accumulated OCI in order to reflect the effective portion of derivative gains or losses.

During the three and nine months ended September 30, 2007, amounts reclassified from accumulated OCI into earnings as a result of ineffectiveness were not significant to Generation’s results of operations, cash flows, or financial positions.

ComEd had no cash-flow hedge activity impact to pre-tax income based on the reclassification adjustment from accumulated OCI to results of operations for the three months ended September 30, 2007 and $(6) million pre-tax (loss) for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, ComEd had no cash flow hedges outstanding.

Exelon’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $(310) million and $(608) million pre-tax (loss) for the three and nine months ended September 30, 2008, respectively, and a $(15) million and $7 million pre-tax (loss) gain for the three and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2008, cash-flow hedge ineffectiveness decreased by $52 million due primarily to the decline in market prices during the period. During the nine months ended September 30, 2008, cash flow ineffectiveness decreased by $22 million.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item or it is no longer probable that the forecasted transaction will occur. Exelon has not discontinued hedge accounting prospectively for the three and nine months ended September 30, 2008.

Other Derivatives (Exelon, Generation and ComEd).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three and nine months ended September 30, 2008 and 2007, the following net pre-tax mark-to-market gains (losses) relating to changes in the fair values of certain purchased power and sale contracts pursuant to SFAS No. 133 were reported in fuel and purchased power expense, revenue, and operating and maintenance expense at Generation, ComEd and Exelon Corporate, respectively, in the Consolidated Statements of Operations and in net realized and unrealized mark-to-market transactions in the Consolidated Statements of Cash Flows.

Three Months Ended September 30, 2008	Exelon and Generation
Unrealized mark-to-market gains	$129
Realized mark-to-market losses	(74)

Total net mark-to-market gains	$55

Nine Months Ended September 30, 2008	Exelon and Generation
Unrealized mark-to-market gains	$361
Realized mark-to-market losses	(85)

Total net mark-to-market gains	$276

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2007	Generation	ComEd	Other	Exelon
Unrealized mark-to-market gains	$6	$—	$7	$13
Realized mark-to-market (losses) gains	(6)	1	—	(5)

Total net mark-to-market gains	$—	$1	$7	$8

Nine Months Ended September 30, 2007	Generation	ComEd	Other	Exelon
Unrealized mark-to-market losses	$(75)	$(2)	$(2)	$(79)
Realized mark-to-market (losses) gains	(60)	3	—	(57)

Total net mark-to-market (losses) gains	$(135)	$1	$(2)	$(136)

Proprietary Trading Activities (Generation).    For the three and nine months ended September 30, 2008 and 2007, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in net realized and unrealized mark-to-market transactions in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Unrealized mark-to-market gains	$2	$11	$105	$43
Realized mark-to-market losses	(7)	(2)	(30)	(7)

Total net mark-to-market (losses) gains	$(5)	$9	$75	$36

Credit Risk Associated with Derivative Instruments (Exelon, Generation, ComEd and PECO)

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO’s gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its gas supply agreements is mitigated by its ability to recover its gas costs through the PAPUC purchased gas cost clause that allows PECO to adjust rates to reflect gas prices realized. PECO does not obtain collateral from suppliers under its gas supply agreements.

Collateral Provisions of Illinois Contracts.    Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that ComEd entered into with counterparty suppliers, including Generation, collateral postings are only one-sided from suppliers. Generation entered into similar supplier forward contracts with Ameren, with one-sided collateral postings only from Generation. If market prices have fallen below ComEd’s or Ameren’s benchmark price levels, ComEd or Ameren are not required to post collateral; however, when market prices have risen above benchmark price levels with ComEd or Ameren, counterparty suppliers, including Generation, are required to post collateral once certain credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s (S&P) and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the benchmark price levels. As of September 30, 2008, there was no cash collateral or letters of credit posted between suppliers, including Generation, and ComEd, under any of the above-mentioned contracts.

As of March 19, 2008, ComEd was upgraded to investment grade by S&P, and therefore, the above condition has been satisfied such that if ComEd is later downgraded, it could be subject to collateral requirements depending on market prices at that time. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. The Illinois Settlement Legislation passed in Illinois during 2007 established a new procurement process that utilizes a pay as bid RFP mechanism in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process. Under the terms of the RFP, collateral postings are required from both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established credit thresholds outlined in the agreement. As stipulated in the Illinois legislation as well as the ICC-approved procurement tariff, ComEd is permitted to recover its costs of procuring power and energy plus any prudent costs in arranging and providing for the supply of electric power and energy. Therefore all costs associated with collateral postings are recoverable from retail customers through ComEd’s procurement tariff. See Note 4 — Regulatory Issues for further information.

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

As of September 30, 2008 and December 31, 2007, $5 million and $1 million, respectively, of cash collateral received was not offset against net derivative positions, because they were not associated with energy-related derivatives.

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

Defined Benefit Pension and Other Postretirement Benefits — Consolidated Plans (Exelon, Generation, ComEd and PECO)

The following tables present the components of Exelon’s net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007. The 2008 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. The 2008 other postretirement benefit cost is calculated using an

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected long-term rate of return on plan assets of 7.80%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$40	$41	$27	$26
Interest cost	158	150	52	48
Expected return on assets	(209)	(204)	(31)	(28)
Amortization of:
Transition obligation	—	—	3	2
Prior service cost (benefit)	5	4	(14)	(14)
Actuarial loss	32	37	13	16
Settlements	3	—	—	—

Net periodic benefit cost	$29	$28	$50	$50

	Pension Benefits Nine months Ended September 30,		Other Postretirement Benefits Nine months Ended September 30,
	2008	2007	2008	2007
Service cost	$122	$122	$81	$79
Interest cost	476	452	156	144
Expected return on assets	(627)	(612)	(91)	(86)
Amortization of:
Transition obligation	—	—	7	7
Prior service cost (benefit)	11	12	(42)	(42)
Actuarial loss	96	111	39	48
Settlements	9	—	—	—

Net periodic benefit cost	$87	$85	$150	$150

The following amounts were included in capital additions and operating and maintenance expense during the three and nine months ended September 30, 2008 and 2007, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and postretirement benefit plans:

	Three Months Ended September 30,		Nine months Ended September 30,
Pension and Postretirement Benefit Costs	2008	2007	2008	2007
Generation	$34	$36	$104	$107
ComEd	26	24	76	75
PECO	8	7	24	23
Other(a)	11	11	33	30

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

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

Pension and Other Postretirement Benefits — AmerGen Plans (Generation)

The following tables present the components of net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 for the AmerGen-sponsored plans. The 2008 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$3	$3	$3	$3
Interest cost	4	2	1	—
Expected return on assets	(3)	(2)	—	—
Amortization of prior service cost	—	—	(1)	—
Actuarial (gain) loss	—		(1)	—

Net periodic benefit cost	$4	$3	$2	$3

	Pension Benefits Nine months Ended September 30,		Other Postretirement Benefits Nine months Ended September 30,
	2008	2007	2008	2007
Service cost	$9	$9	$7	$7
Interest cost	8	6	5	3
Expected return on assets	(7)	(6)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Actuarial (gain) loss	—		(1)	—

Net periodic benefit cost	$10	$9	$10	$9

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The Registrants match a percentage of the employee contributions up to certain limits. The following table presents, by registrant, the matching contributions to the savings plans during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine months Ended September 30
Savings Plan Matching Contributions	2008	2007	2008	2007
Exelon	$17	$15	$50	$47
Generation	8	8	24	23
ComEd	5	5	15	14
PECO	2	2	6	5

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Income Taxes (Exelon, Generation, ComEd and PECO)

Exelon’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2008 was 33.1% and 33.5%, respectively, as compared to 37.1% and 33.9% for the three and nine months ended September 30, 2007, respectively. The tax benefit on realized and unrealized losses on the decommissioning trust funds recorded at Generation resulted in a decrease of 5.1% and 3.4% for three and nine months ended September 30, 2008, respectively partially offset by the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007 which resulted in an increase of 0.5% and 3.6% for three and nine months ended September 30, 2008, respectively, and state income tax benefits resulting in a decrease of 0.7% for the nine months ended September 30, 2008. The tax benefit on the realized and unrealized losses discussed above was recorded at a higher statutory tax rate than Exelon’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the three and nine months ended September 30, 2008 since the annual amount of unrealized losses cannot be reliably estimated and therefore, were not included in the forecasted effective tax rate.

Generation’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2008 was 32.6% and 34.1%, respectively, as compared to 38.0% and 37.8%, respectively, for the three and nine months ended September 30, 2007. Generation’s effective tax rate for both of these periods decreased primarily as a result of recording tax benefits in each quarter of 2008 on realized and unrealized losses in its nuclear decommissioning fund investments. The tax benefits on the realized and unrealized losses discussed above were recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the three and nine months ended September 30, 2008 since the annual amount of these losses cannot be reliably estimated and therefore were not included in the forecasted effective tax rate.

ComEd’s effective income tax rate for the three and nine months ended September 30, 2008 was 36.5% and 37.5%, respectively, as compared to 38.1% and 38.4% for the three and nine months ended September 30, 2007, respectively. Overall, the effective tax rate remains relatively unchanged; however, ComEd’s income tax expense was reduced in the second quarter of 2008 for an IRS settlement of $4 million, which was offset by an increase in income tax expense of $4 million due to non-deductible interest expense.

PECO’s effective income tax rate for the three and nine months ended September 30, 2008 was 32.3% and 31.1%, respectively, as compared to 35.1% and 35.1% for the three and nine months ended September 30, 2007, respectively. The decrease in the effective tax rate was a result of reduced income while permanent differences remained relatively constant, partially offset by tax expense incurred for the IRS settlement relating to prior tax years.

During the three months ended September 30, 2008, PECO recorded an increase to income tax expense of $6 million that should have been recorded in the three months ended March 31, 2008, pursuant to information then received from the IRS in connection with its audit for tax years 1997-1999. Management believes this amount is immaterial to these and any previously issued financial statements.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $1.5 billion, $490 million, $681 million and $345 million, respectively, of unrecognized tax benefits as of September 30, 2008. Exelon’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since June 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation filed income tax refund claims taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. That additional basis results primarily in increased tax depreciation and amortization deductions. The IRS disagrees with this position and has disallowed the claims. The matter is currently before IRS Appeals. Previously Generation disclosed that it was pursuing a settlement of the matter with IRS Appeals and thus it was reasonably possible that the total amount of unrecognized tax benefits could significantly decrease in the next 12 months. During the third quarter of 2008, it was determined that a settlement will not be reached with the IRS and Exelon will pursue litigation. Accordingly, based on the expected time involved in litigating the matter, it is not reasonably possible that the unrecognized tax benefits related to this matter will significantly decrease in the next 12 months.

See 1999 Sale of Fossil Generating Assets in Other Tax Matters section below for information regarding the amount of unrecognized tax benefits associated with this matter that could change significantly within the next 12 months.

Other Tax Matters

1999 Sale of Fossil Generating Assets (Exelon and ComEd)

Exelon, through its ComEd subsidiary, has taken certain tax positions to defer the tax gain on the 1999 sale of its fossil generating assets. As of September 30, 2008 and December 31, 2007, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s ability to defer the tax liability depends in part on whether its treatment of the sales proceeds as having been received in connection with an involuntary conversion is ultimately sustained. Exelon’s ability to continue to defer the remainder of the tax liability on the fossil plant sale depends on whether its tax characterization of a purchase and leaseback transaction is sustained as an acquisition of replacement property as part of a “like-kind exchange.” Exelon received the IRS’ audit report for the taxable period 1999 through 2001, which, as expected, reflected the full disallowance of the deferral of gain associated with both the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that the sales proceeds were not received in connection with an involuntary conversion of certain ComEd property rights such that the gain on the sale of the assets was fully subject to tax. The IRS also asserted that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a sale-in, lease-out (SILO), which the IRS does not respect as the acquisition of an ownership interest in property. Accordingly, the IRS asserted that the sale of the fossil plants followed by the purchase and leaseback does not qualify as a like-kind exchange such that the gain on the sale is fully subject to tax. A SILO is a “listed transaction” that the IRS has identified as a potentially abusive tax shelter under guidance issued in 2005. As a result of its view of the purchase and leaseback as a tax shelter and because it disagrees with Exelon’s position that the sale of the fossil plants resulted from an involuntary conversion, the IRS has asserted penalties for a substantial understatement of tax of approximately $196 million.

As part of a coordinated settlement initiative for SILO and LILO (lease-in, lease-out) transactions, Exelon and 44 other large corporate taxpayers received a settlement offer from the IRS in August 2008. The terms of the offer required a concession of 80% of the deferral on Exelon’s like-kind exchange position. Exelon believes that the settlement offer does not adequately reflect the strength of its position and has rejected the offer. As discussed below, Exelon intends to continue discussing the fossil sale tax positions with IRS Appeals.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon disagrees with the IRS’s disallowance of the deferral of gain and specifically with its characterization of its purchase and leaseback as a SILO. Following the conclusion of the IRS audit, Exelon initiated an administrative appeal with the IRS in an effort to negotiate a settlement of the disputed issues without having to resort to litigation. Exelon and the IRS have agreed to a schedule which could result in a resolution of the administrative appeal within the next 12 months. That resolution could take the form of a negotiated settlement of the disputed issues. Alternatively, either or both parties could conclude that a settlement cannot be reached, in which case the issues would likely be resolved through litigation. In the event Exelon reaches a settlement with the IRS or determines it is necessary to litigate the unsettled issues by filing a suit for refund, it is not expected that any payments of tax or interest would be required before the first quarter of 2010.

Exelon and ComEd have recorded a liability for unrecognized tax benefits. Additionally, Exelon and ComEd have accrued interest on these tax positions consistent with the requirements of FIN 48. A fully successful IRS challenge to Exelon’s and ComEd’s positions would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of September 30, 2008, Exelon’s and ComEd’s potential net cash outflow, including tax and interest (after tax), could be as much as $1.0 billion. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $195 million (after tax) related to interest expense. Because Exelon believes it is unlikely that the penalty assertion will be ultimately sustained, Exelon and ComEd have not recorded a liability for the penalties. However, should the IRS prevail in asserting such penalty, it would result in an after-tax charge of an additional $196 million to Exelon’s and ComEd’s results of operations. Exelon’s and ComEd’s management believe that interest and penalties have been appropriately accounted for in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations, cash flows and financial positions, and such impacts could be material. Based on the schedule for the IRS appeal, it is reasonably possible that unrecognized tax benefits associated with the involuntary conversion position and like-kind exchange transaction could change significantly within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

Interest on Tax Refunds (Generation and ComEd)

During the first quarter of 2008 and after the filing of the Registrants’ 2007 Annual Report on Form 10-K, Generation and ComEd identified adjustments to be made for amounts recorded in 2007 related to a settlement with the IRS of a research and development claim. Upon further review of the settlement and Exelon’s tax sharing agreements, it was determined that $4 million (after tax) of interest expense recorded in the fourth quarter of 2007 upon finalization of the settlement with the IRS and $2 million of interest recorded through retained earnings in the first quarter of 2007 upon the adoption of FIN 48 was inadvertently recorded at Generation and should have been recorded at ComEd. Management believes these amounts are immaterial individually and in the aggregate to any previously issued financial statements, and also immaterial to expected full year results of operations for 2008. Consequently during the first quarter of 2008, ComEd recorded an increase in interest expense of $4 million (after tax) and a reduction in retained earnings of $2 million and Generation recorded a reduction in interest expense of $4 million (after tax) and an increase in retained earnings of $2 million. There was no net impact at Exelon for the adjustment related to the settlement with the IRS as the adjustments to ComEd and Generation were offset in consolidation.

Illinois Senate Bill 1544 and Senate Bill 783 (Exelon)

In August 2007, the Governor of Illinois signed Illinois Senate Bill (SB) 1544 into law, which became effective January 1, 2008. SB 1544 provided for new rules related to the sourcing of receipts from services for

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Illinois income tax purposes. These rules generally sourced receipts from services based upon where the benefit of the service was realized. SB 1544 also provided that the Illinois Department of Revenue may adopt rules prescribing where the benefit of utility services is realized. In January 2008, the Governor of Illinois signed Illinois SB 783 into law, which amended certain provisions of SB 1544, including the rules pursuant to which receipts from services should be sourced for Illinois income tax purposes. Pursuant to SB 783, receipts from services generally should be sourced based upon where the services are received. SB 783, however, expressly provides that the Illinois Department of Revenue shall adopt rules prescribing where utility services are received. The Illinois Department of Revenue is expected to issue rules, in the form of regulations, prescribing where utility services are received, as mandated by SB 783, but has not done so as of September 30, 2008. In the absence of these regulations, Exelon cannot reasonably estimate the impact of SB 783 on its Illinois income tax at this time. Exelon will assess the impact that SB 783 may have on its financial position, results of operations and cash flows once the Illinois Department of Revenue promulgates regulations prescribing where utility services are received, which is expected to occur in early 2009.

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

Section 45K contained a provision under which the tax credits were phased out (i.e., eliminated) in the event crude oil prices for a year exceeded certain thresholds. Exelon was required to pay for tax credits based on the production of the facilities regardless of whether or not a phase-out of the tax credits was anticipated. However, Exelon has the legal right to recover a portion of the payments made to the Sellers related to phased-out tax credits. In March 2008, the IRS published the 2007 oil Reference Price, which resulted in a 67% phase-out of tax credits for calendar year 2007 that reduced Exelon’s earned after-tax credits of $258 million to $85 million for the year ended December 31, 2007. At December 31, 2007, Exelon had estimated the 2007 phase-out to be 68% and had net receivables on its Consolidated Balance Sheet from the Sellers totaling $171 million associated with the portion of the payments previously made to the Sellers related to tax credits that were phased out for 2007. The difference between the actual 2007 phase-out and the 2007 phase-out previously estimated resulted in a $4 million increase in 2007 tax credits and a corresponding after-tax expense of $4 million, which has been reflected in Exelon’s operating results for the nine months ended September 30, 2008. At September 30, 2008, Exelon had net receivables on its Consolidated Balance Sheet from the Sellers totaling $12 million for the portion of the payments previously made to the Sellers related to tax credits that were phased out for 2007. Upon collection of the related receivables, the agreements with the Sellers will terminate, which Exelon expects to occur prior to December 31, 2008.

Interests in synthetic fuel-producing facilities increased Exelon’s net income by $1 million and $17 million during the three months ended September 30, 2008 and 2007, respectively. Additionally, interests in synthetic fuel-producing facilities did not have any net impact on Exelon’s net income for the nine months ended September 30, 2008 and increased Exelon’s net income by $69 million during the nine months ended September 30, 2007. Net income from interests in synthetic fuel-producing facilities is reflected in the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net.

The principal balance of the non-recourse notes payable, which was included in Exelon’s purchase price for these facilities, was $21 million at December 31, 2007. The final note payment was made in January 2008 to reduce the non-recourse notes payable principal balance to zero.

Tax Sharing Agreement (Exelon, Generation, ComEd and PECO)

Generation, ComEd and PECO are all party to an agreement (Tax Sharing Agreement) with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities and benefits. The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to the parent is reallocated to the other members. That allocation is treated as a contribution to the capital of the party receiving the benefit. During the third quarter of 2008, Generation, ComEd and PECO recorded an allocation of Federal tax benefits from Exelon under the Tax Sharing Agreement of $86 million, $13 million and $36 million, respectively.

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

During the third quarter of 2008, Generation recorded a net decrease in the ARO of $256 million, primarily due to updated decommissioning cost studies received for seven nuclear units, a decline from the previous year in the cost escalation factor assumptions used to estimate future undiscounted decommissioning costs, and a change in management’s expectation of the year in which the Department of Energy will establish a repository for and begin accepting spent nuclear fuel (from the previous estimate of 2018 to 2020), partially offset by a change in the probabilities assigned to decommissioning alternatives for Zion Station to reflect a revised probability for its accelerated decommissioning. This decrease in the ARO also resulted in the recognition of $19 million of income (pre-tax), which is included in operation and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s unregulated nuclear generating units (the AmerGen units and the unregulated portions of the Peach Bottom units). In addition to the $256 million net decrease to the ARO recognized in the third quarter of 2008, additional net decreases to the ARO of $39 million were recorded during the first half of 2008 related to changes to the estimated cash flows of several units. These net decreases to the ARO had no impact on Exelon’s and Generation’s Consolidated Statements of Operations. During the third quarter of 2007, Generation recorded a net decrease in the ARO of $171 million, primarily due to a decline from the previous year in the cost escalation factor assumptions used to estimate future undiscounted decommissioning costs and updated decommissioning cost studies received for six nuclear units. This decrease in the ARO also resulted in the recognition of $29 million of income (pre-tax), which is included in operation and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s unregulated nuclear generating units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a roll forward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from December 31, 2007 to September 30, 2008:

Exelon and Generation
Nuclear decommissioning AROs at December 31, 2007(a)	$3,578
Net decrease resulting from updates to estimated future cash flows	(295)
Accretion expense	172
Payments to decommission retired plants	(10)

Nuclear decommissioning AROs at September 30, 2008(a)	$3,445

(a)

Includes $16 million and $13 million as the current portion of the ARO at December 31, 2007 and September 30, 2008, respectively, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

At September 30, 2008 and December 31, 2007, Exelon and Generation had nuclear decommissioning trust fund investments totaling $5,988 million and $6,823 million, respectively.

Fair Value Option for Financial Assets and Liabilities.    Effective January 1, 2008, Exelon and Generation adopted SFAS No. 159 for all securities held in the nuclear decommissioning trust funds. Prior to the adoption of SFAS No. 159, nuclear decommissioning trust fund investments were classified as available-for-sale securities. Further, as a result of FSP FAS 115-1, Exelon and Generation considered all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. As a result, changes in the fair value of investments in an unrealized loss position were recognized in results of operations whereas changes in the fair value of investments in an unrealized gain position were previously recognized in accumulated OCI. In order to align the accounting treatment of investments in unrealized gain positions with unrealized loss positions, Exelon and Generation have elected the fair value option under SFAS No. 159. With the adoption of SFAS No. 159, Exelon and Generation now recognize all unrealized and realized gains and losses on nuclear decommissioning trust fund investments in results of operations.

As a result of the adoption of SFAS No. 159, Exelon and Generation recorded a cumulative effect adjustment as an increase to the opening balance of retained earnings and undistributed earnings, respectively, as reflected in the table below. The following table presents the unrealized gains related to the nuclear decommissioning trust fund investments that were included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2007, prior to the adoption of SFAS No. 159.

	Exelon and Generation
December 31, 2007	Accumulated OCI
	Gross Unrealized Gains	Contractual Elimination(c)	Subtotal	Deferred Income Taxes	Net Unrealized Gains
Regulated units (a)	$1,081	$871	$210	$181	$29
Unregulated units (b)	236	—	236	105	131

Total	$1,317	$871	$446	$286	$160

(a)	Former ComEd and former PECO units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	AmerGen units and the unregulated portions of the Peach Bottom units.
(c)

Represents the elimination of the gross unrealized gains and certain income taxes related to the nuclear decommissioning trust fund investments associated with the former ComEd and former PECO units, which are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

The following table provides unrealized gains (losses) on decommissioning trust funds and other-than-temporary impairment of decommissioning trust funds for the three and nine months ended September 30, 2008 and 2007:

	Exelon and Generation
	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
Net unrealized gains (losses) on decommissioning trust funds — regulated units	$(337)	(b)	$86	(b)	$(672	)(b)	$267	(b)
Net unrealized gains (losses) on decommissioning trust funds — unregulated units	(105)	(c)	23	(d)	(204	)(c)	87	(d)
Other-than-temporary impairment of decommissioning trust funds — regulated units(a)	n/a		(22	)(b)	n/a		(42	)(b)
Other-than-temporary impairment of decommissioning trust funds — unregulated units(a)	n/a		(3	)(c)	n/a		(7	)(c)

(a)

As a result of certain NRC restrictions, Exelon and Generation were unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and, accordingly, recognized any unrealized holding losses immediately.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$700	$779	2,031	$2,163
Income from discontinued operations	—	1	(1)	10

Net income	$700	$780	2,030	$2,173

Average common shares outstanding — basic	658	673	658	673
Assumed exercise of stock options, performance share awards and restricted stock	4	5	5	6

Average common shares outstanding — diluted	662	678	663	679

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was less than 1 million for the three and nine months ended September 30, 2008. There were no stock options excluded from the calculation of diluted common shares outstanding due to their antidilutive effect for the three and nine months ended September 30, 2007.

Share Repurchases

As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. On September 2, 2008, Exelon’s board of directors approved a share repurchase program for up to $1.5 billion of Exelon’s outstanding common stock. Exelon management has determined to defer indefinitely any share repurchases. This decision was made in light of a variety of factors, including: developments in recent weeks affecting the world economy and commodity markets, including those for electricity and gas; the continued uncertainty in capital and credit markets and the potential impact of those events on Exelon’s future cash needs; projected cash needs to support investment in the business, including maintenance capital and nuclear uprates; and value-added growth opportunities, including possible acquisitions such as the proposed acquisition of NRG Energy, Inc. See Note 17 – Subsequent Events for the disclosure of Exelon’s proposal of a business combination with NRG Energy, Inc.

On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under the first Accelerated Share Repurchase (ASR) program. In addition, on February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under the second ASR program.

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

Under the share repurchase programs, 34.8 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of September 30, 2008. During the nine months ended September 30, 2008 and 2007, Exelon repurchased 6.6 million shares and 15.7 million shares, respectively, of common stock under the share repurchase programs for $500 million and $1.2 billion, including the impact of the settlement of forward contracts, respectively.

12.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2007, see Note 19 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K. All significant contingencies are disclosed below.

Nuclear Insurance

The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. On September 29, 2008, the NRC published a final ruling effective October 29, 2008, which increased the current limits as a result of inflation adjustments. As of September 30, 2008, the current liability limit of nuclear reactor owners for claims that could arise from a single incident was $10.76 billion (to increase to $12.52 billion under the new ruling). As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance (currently $300 million for each operating site and to remain unchanged under the new ruling) and the remaining $10.46 billion ($12.22 billion under the new ruling) is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed a maximum charge per reactor per incident. The maximum assessment for each nuclear operator per reactor per incident (including a 5% surcharge) is $100.6 million (to increase to $117.5 million under the new ruling), payable at no more than $15 million ($17.5 million under the new ruling) per reactor per incident per year. This assessment is subject to inflation adjustment and state premium taxes. The Price-Anderson Amendments Act, as amended, requires an inflation adjustment be made at least once each 5 years. In addition, the United States Congress could impose revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act was extended to December 31, 2025 under the Energy Policy Act.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy Commitments

Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as of September 30, 2008 did not change significantly from December 31, 2007, except for the following:

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $1,849 million during the nine months ended September 30, 2008, due to the fulfillment of approximately $2,666 million of 2008 commitments during the nine months ended September 30, 2008, partially offset by increases of approximately $114 million, $383 million, $186 million and $103 million and $31 million related to 2008, 2009, 2010, 2011 and 2012 sales commitments, respectively. The increases were primarily due to increased overall hedging activity in the normal course of business.

In March 2008, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2008 to May 2009. See Note 4 — Regulatory Issues for further information. These contracts result in ComEd’s energy commitments of $86 million for the remainder of 2008 and $130 million for 2009.

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of September 30, 2008 did not change significantly from December 31, 2007, except for the following:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $106 million during the nine months ended September 30, 2008, reflecting increases of approximately $257 million, $142 million, $13 million, $21 million, and $266 million for 2009, 2010, 2011, 2012 and 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $593 million of 2008 commitments during the nine months ended September 30, 2008.

•

PECO’s total fuel purchase obligations increased by approximately $88 million during the nine months ended September 30, 2008, reflecting increases of $30 million and $58 million in 2008 and 2009, respectively, primarily related to the purchase of natural gas and related transportation services.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of September 30, 2008, representing commitments potentially triggered by future events, did not change significantly from December 31, 2007, except for the following:

•	Exelon’s letters of credit increased $192 million and guarantees decreased by $105 million primarily as a result of energy trading activities.

•	Generation’s letters of credit increased by $43 million primarily as a result of energy trading activities.

•

ComEd’s letters of credit increased by $142 million primarily as a result of increased purchases through PJM based on the power procurement process. See Note 4 — Regulatory Issues for more information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

In May 2008, ComEd entered into contracts for the procurement of renewable energy credits totaling approximately $19 million, $4 million to be purchased in 2008 and $15 million to be purchased in 2009. As of September 30, 2008, $3 million of renewable energy credits have been purchased. See Note 4 — Regulatory Issues for more information.

•

PECO’s PJM regional transmission expansion plan (RTEP) baseline project commitments for 2009 decreased by $6 million primarily as a result of changes in the estimation of costs for certain projects. Project commitments for 2013 increased by $5 million primarily due to an increase in the estimation of costs for certain projects.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. The remaining exposures covered by these indemnities expire in 2008 and beyond. As of September 30, 2008, Exelon’s accrued liabilities related to these indemnifications and guarantees were $44 million, including $37 million which is scheduled to expire in December 2008. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at September 30, 2008.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guaranty expire in the second half of 2008 and beyond.

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

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site. For most of the sites, the interim agreement contemplated that neither party would pay less than 20% or more than 80% of the final costs for each site. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for the 38 MGP sites. In July 2007, ComEd and Nicor reached an agreement on the allocation of costs for the MGP sites. On January 3, 2008, ComEd and Nicor executed the definitive written agreement. The agreement is contingent upon ICC approval. Through September 30, 2008, ComEd has incurred approximately $124 million associated with remediation work performed at the sites in question. ComEd’s accrual as of September 30, 2008 for these environmental liabilities reflects the cost allocations contemplated in the definitive agreement.

Based on the final order received in ComEd’s 2005 Rate Case, beginning in 2007, ComEd recovers MGP remediation costs from customers, through a rider, subject to periodic reconciliation. Such recovery is reflected as a regulatory asset. Pursuant to a PAPUC order, PECO is currently recovering costs for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 13 — Supplemental Financial Information for further information regarding regulatory assets and liabilities.

During the third quarter 2008, ComEd completed an annual study of its future estimated remediation requirements. The results of this study indicated that additional remediation would be required at certain sites; therefore ComEd increased its reserve and regulatory asset by $21 million.

As of September 30, 2008 and December 31, 2007, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

September 30, 2008	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$143	$122
Generation	13	—
ComEd	93	87
PECO	37	35

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

On January 25, 2007, the U.S. Second Circuit Court of Appeals issued its opinion in a challenge to the final Phase II rule brought by environmental groups and several states. The court found that, with respect to a number of significant provisions of the rule, the EPA either exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. For example, the court found that environmental restoration does not qualify as a compliance option and site-specific compliance variances based on a cost-benefit analysis are impermissible. The Second Circuit Court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties and will review one significant aspect of the Second Circuit Court’s opinion — whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The U.S. Supreme Court has scheduled oral argument on the appeal for December 2, 2008, with a decision in 2009. Should the U.S. Supreme Court find that the EPA can utilize the cost-benefit compliance option, this would provide the utility industry with flexible and cost-effective alternatives.

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

Nuclear Generating Station Groundwater (Exelon and Generation)

On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of September 30, 2008, Generation has purchased four of the 14 adjacent properties.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation is actively discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA, the Attorney General for Illinois and the State’s Attorney for the Counties in which the plants are located. Generation believes that appropriate reserves have been recorded for State of Illinois fines in accordance with SFAS No. 5 as of September 30, 2008 and December 31, 2007.

On April 10, 2008, the Illinois EPA issued a notice of violation (NOV) to Generation alleging that the Quad Cities Nuclear Generating Station (Quad Cities) violated state groundwater quality standards for tritium. The NOV relates to increases in monitored tritium levels within the property lines of the plant in October 2007, which Generation had reported to the Illinois EPA. Since discovering these increased levels of tritium, Quad Cities conducted an investigation and responded to the NOV, setting forth the actions taken to identify and correct the source of the leak. None of the areas with increased tritium levels is outside the property lines of the plant, and Generation does not believe this matter poses health or safety threats to employees or to the public. Generation is actively discussing the violation notice with the Illinois EPA and believes that appropriate reserves have been recorded as of September 30, 2008.

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

Air (Exelon and Generation)

During March 2005, the EPA finalized several new rulemakings designed to reduce power plant emissions of SO2, NOx, and mercury. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Interstate Rule (CAIR), which had been promulgated by the EPA in 2005 to reduce power plant emissions of SO2 and NOx. CAIR had established new annual (applicable in 23 eastern states) and ozone season (applicable in 25 eastern states) NOx emission caps that were scheduled to take effect in 2009. Further, CAIR would have required an additional reduction of SO2 emissions in 23 eastern states starting in 2010, with additional SO2 and NOx reductions in 2015. The court ruling also vacated the CAIR regional cap and trade programs for SO2 and NOx, which may impair the value of emissions allowances obtained for future compliance. Remaining in effect are the EPA “NOx State Implementation Plan (SIP) Call” regulation applicable to summertime NOx emissions under a cap and trade program, and the Acid Rain Program for SO2, reductions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One impact of the court ruling is that some states were relying on the emissions reductions required by CAIR to support attainment of the National Ambient Air Quality Standards (NAAQS) for fine particulate matter and ground level ozone. On September 25, 2008, EPA petitioned the Court for rehearing of the CAIR decision. Because of its petition, the decision to vacate the CAIR regulation is stayed pending the Court’s response. Should its request for rehearing be denied, the EPA will still have the right to subsequently appeal to the U.S. Supreme Court. In the absence of judicial relief, either legislative or regulatory action will be necessary to ensure that the states achieve sufficient NOx and SO2 reductions to meet the NAAQS. Such actions would likely take several years to accomplish. Generation is currently operating in compliance with all Federal and state regulations, and it is anticipated that the CAIR invalidation, if upheld by the Court, will not have a material impact on future compliance pending reinstatement of the emission reduction requirements. In the third quarter of 2008, Generation’s routine evaluation of the value of its emission allowances (which are carried at the lower of weighted average cost and market) resulted in the impairment of $2 million of its NOx allowances and no impairment of its SO2 allowances.

In a separate rulemaking also issued in March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR), which is a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CAMR on the basis that the EPA had failed to properly de-list mercury as a hazardous air pollutant under Section 112(c)(1) of the Clean Air Act. Subsequently, on May 20, 2008, the Court declined to rehear its decision. On October 17, 2008, the EPA filed a request for the U.S. Supreme Court to review the U.S. Court of Appeals decision. Regardless of whether the EPA is successful in its appeal to reinstate mercury regulation at a national level, mercury regulation enacted at the state level in Pennsylvania in 2006 will remain in effect with compliance required starting January 1, 2010.

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

Voluntary Greenhouse Gas Emissions Reductions (Exelon)

On May 6, 2005, Exelon announced that it had established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon has incorporated recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in activities that result in the reduction or avoidance of GHG emissions. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of September 30, 2008, Exelon expects to achieve its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of sulfur hexafluoride, increased use of renewable energy and its current energy efficiency initiatives. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material impact on Exelon’s future competitive position, results of operations, earnings, cash flows or financial position.

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

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. In response to the Supreme Court decision, on July 11, 2008, the EPA issued an Advance Notice of Proposed Rulemaking (ANPR) seeking public comment, by November 28, 2008, on legal and regulatory analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act. In issuing the ANPR, the EPA deferred any regulation of GHGs under the Clean Air Act. As a result, the issue of GHG regulation will likely not be addressed until the next presidential administration, whether by regulation under the Clean Air Act or by new and comprehensive legislation. Exelon continues to support the enactment, through Federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future competitive position, results of operations, earnings, cash flows and financial position.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation and Regulatory Matters

Exelon, Generation and PECO

Real Estate Tax Appeals.    PECO and Generation each has been challenging real estate taxes assessed on certain nuclear plants. PECO has appealed local real estate assessments for 1998 and 1999, and Generation is involved in real estate tax appeals for 2000 through 2004, regarding the valuation of Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). During the nine months ended September 30, 2008, Generation, PECO and the taxing authorities entered into an agreement that includes settlement of all outstanding real estate tax appeals. The agreement did not have a material impact on the respective results of operations, cash flows or financial positions for Generation or PECO.

As of September 30, 2008, Generation remains involved in real estate tax appeals for the 2005, 2006 and 2007 tax years concerning the value of its Byron plant for real estate tax purposes. The ultimate outcome of these matters remains uncertain and could result in unfavorable or favorable impacts to Exelon’s and Generation’s results of operations, cash flows and financial positions. Generation believes that the payments that have been made for each of the affected tax years and its reserve balances for exposures associated with real estate tax liabilities as of September 30, 2008 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5.

Exelon and Generation

Asbestos Personal Injury Claims.    Generation maintains a reserve for claims associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. The reserve is recorded on an undiscounted basis and excludes the estimated legal costs associated with handling these matters, which could be material. In the second quarter of 2008, Generation revised the period through which it estimates that claims will be presented from 2030 to 2050.

At September 30, 2008 and December 31, 2007, Generation had reserved approximately $52 million and $50 million, respectively, in total for asbestos-related bodily injury claims. As of September 30, 2008, approximately $13 million of this amount related to 155 open claims presented to Generation, while the remaining $39 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During 2008, 2007 and 2006, the updates to this reserve, including the extension of future claims to be considered from 2030 to 2050, did not result in material adjustments.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oil Spill Liability Trust Fund Claim.    In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shutdown. The total shutdown period resulted in lost revenues from the plant. Generation and PSEG subsequently filed a joint claim for losses and damages with the Oil Spill Liability Trust Fund. In January 2007, Generation and PSEG submitted a revised damages calculation to the Oil Spill Liability Trust Fund identifying approximately $46 million in total damages and losses, of which approximately $20 million would be paid to Exelon. This matter represents a contingent gain and Generation has not recorded any income pursuant to SFAS No. 5. Generation expects this matter to be resolved in the fourth quarter of 2008 or 2009.

Uranium Supply Agreement Non-performance Claims.    Generation enters into long-term supply agreements to procure uranium concentrates. In 2007, Generation initiated claims asserting non-performance by certain counterparties. As a result of this non-performance, Generation has been required to procure uranium concentrates at higher prices than originally anticipated. Generation filed suit against two counterparties asserting breach of uranium supply agreement against one counterparty and breach of performance guarantee and fraudulent inducement against the other counterparty. On February 29, 2008, a settlement was reached with the one counterparty against whom Generation asserted breach of uranium supply agreement. Under the terms of the settlement, Generation has accepted uranium valued at $14 million from the counterparty, with no cash payment or other consideration due from Generation and recorded the gain as a reduction in fuel expense on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. On May 12, 2008, a settlement agreement was reached by Generation and the counterparty against whom Generation asserted breach of performance guarantee and fraudulent inducement. Under the terms of the settlement agreement, Generation accepted from the counterparty uranium valued at $24 million, a $15 million supplemental cash payment due to Generation on or before January 12, 2009, which was paid in September 2008, and a $2 million cash payment received in May 2008 by Generation for the reimbursement of expenses. The total gain from the settlement of $41 million was recorded as a $39 million reduction in fuel expense and a $2 million reduction in operating and maintenance expenses on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. There were no other unresolved uranium supply matters as of September 30, 2008.

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

Retiree Healthcare Benefits Grievance.    In 2006, Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15) filed a demand for arbitration of a grievance challenging certain changes implemented in 2004 to the health care coverage provided to retirees who were members of IBEW Local 15 during their employment with Exelon, Generation and ComEd. Exelon then filed a lawsuit in the U.S. District Court for the Northern District of Illinois seeking a judicial determination that this grievance is not arbitrable as disputes regarding benefits provided to current retirees are not within the scope of the collective bargaining and related agreements. On December 3, 2007, the U.S. District Court ruled that under the terms of the parties’ collective bargaining agreement, IBEW Local 15 could use the collective bargaining agreement’s grievance and arbitration procedure to challenge these changes with respect to retirees named in the grievance. On September 8, 2008, the U.S. Court of Appeals for the Seventh Circuit affirmed the decision of the district court. The ultimate outcome of the retiree healthcare benefits grievance is uncertain and may have a material adverse impact on Exelon’s results of operations, cash flows or financial position.

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

Agreement Related to Sale of Accounts Receivable

Exelon and PECO

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. PECO retains the servicing responsibility for the sold receivables and has recorded a servicing liability in accordance with FASB Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156). On September 19, 2008, the right, title and interest in and to the existing agreement were assigned to another financial institution. In connection with the assignment, PECO entered into an amended and restated agreement that terminates on September 18, 2009 unless extended in accordance with its terms. As of September 30, 2008, PECO is in compliance with the requirements of the new agreement. See Note 16 — Fair Value of Financial Assets and Liabilities for additional information regarding the servicing liability.

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

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three and nine months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008	Exelon	Generation	ComEd	PECO
Investment income	$2	$—	$1	$1

Decommissioning-related activities:
Net realized losses on decommissioning trust funds — regulated units(a)	(3)	(3)	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	5	5	—	—
Net unrealized losses on decommissioning trust funds — regulated units(c)	(337)	(337)	—	—
Net unrealized losses on decommissioning trust funds — unregulated units(d)	(105)	(105)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	273	273	—	—
Net direct financing lease income	6	—	—	—
Interest income related to uncertain income tax positions	(3)	—	—	2
Other	4	3	2	(1)

Other, net	$(158)	$(164)	$3	$2

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
(c)	Includes net unrealized losses of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(d)	Includes net unrealized losses of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2008	Exelon	Generation	ComEd	PECO
Investment income	$9	$—	$6	$3

Decommissioning-related activities:
Net realized income on decommissioning trust funds — regulated units(a)	56	56	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	9	9	—	—
Net unrealized losses on decommissioning trust funds — regulated units(c)	(672)	(672)	—	—
Net unrealized losses on decommissioning trust funds — unregulated units(d)	(204)	(204)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	488	488	—	—
Net direct financing lease income	18	—	—	—
Interest income related to uncertain income tax positions	13	9	1	9
Income related to the termination of a gas supply guarantee(f)	13	13	—	—
Other	14	9	5	1

Other, net	$(256)	$(292)	$12	$13

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
(c)	Includes net unrealized losses of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(d)	Includes net unrealized losses of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three months ended September 30, 2007	Exelon	Generation	ComEd	PECO
Investment income	$3	$—	$3	$—

Decommissioning-related activities:
Net realized income on decommissioning trust funds — regulated units(a)	51	51	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	12	12	—	—
Other-than-temporary impairment of decommissioning trust funds — regulated units(c)	(22)	(22)	—	—
Other-than-temporary impairment of decommissioning trust funds — unregulated units(d)	(3)	(3)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	(25)	(25)	—	—
Net direct financing lease income	6	—	—	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(f)	74	—	—	—
Interest income related to uncertain income tax positions	1	—	—	6
Interest income related to the PURTA tax appeal(g)	17	—	—	17
Other	4	2	1	2

Other, net	$118	$15	$4	$25

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
(c)	Includes other-than-temporary impairments of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(d)	Includes other-than-temporary impairments of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
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
(g)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of Pennsylvania Public Utility Realty Tax Act (PURTA) taxes applicable to 1997. As a result, during the third quarter of 2007, PECO recognized approximately $17 million of interest income associated with this matter.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2007	Exelon	Generation	ComEd	PECO
Investment income	$8	$—	$5	$3
Gain on disposition of assets and investments, net	20	18	—	2

Decommissioning-related activities:
Net realized income on decommissioning trust funds — regulated units(a)	155	155	—	—
Net realized income on decommissioning trust funds — unregulated units(b)	38	38	—	—
Other-than-temporary impairment of decommissioning trust funds — regulated units(c)	(42)	(42)	—	—
Other-than-temporary impairment of decommissioning trust funds — unregulated units(d)	(7)	(7)	—	—
Regulatory offset to decommissioning trust fund-related activities(e)	(107)	(107)	—	—
Net direct financing lease income	18	—	—	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel — producing facilities(f)	103	—	—	—
Interest income related to settlement of PJM billing dispute	5	4	—	1
Interest income related to uncertain income tax positions	3	—	—	12
Interest income related to the PURTA tax appeal(g)	17	—	—	17
Other	13	9	5	1

Other, net	$224	$68	$10	$36

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(b)	Includes investment income and realized gains and losses on sales of investments of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
(c)	Includes other-than-temporary impairments of the trust funds of the former ComEd and former PECO units, which are subject to regulatory accounting.
(d)	Includes other-than-temporary impairments of the trust funds for the AmerGen units and the unregulated portions of the Peach Bottom units.
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

(f)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel- producing facilities. See Note 9 — Income Taxes for additional information
(g)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, during the third quarter of 2007, PECO recognized approximately $17 million of interest income associated with this matter.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of other non-cash operating activities and changes in other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007:

Nine Months Ended September 30, 2008	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$237	$104		$76	$24
Equity in losses of unconsolidated affiliates and investments	19	1		7	11
Provision for uncollectible accounts	200	16		59	136
Stock-based compensation costs	54	—		—	—
Net realized losses on sales of investments of nuclear decommissioning trust funds	119	119		—	—
Net unrealized losses on nuclear decommissioning trust funds	204	204		—	—
Other decommissioning-related activity	36	36		—	—
Amortization of energy-related options	(6)	(6)		—	—
Amortization of regulatory asset related to debt costs	20	—		17	3
Amortization of the regulatory liability related to the PURTA tax settlement(a)	(27)	—		—	(27)
Net impact of the 2007 distribution rate case order(b)	22	—		22	—
Other	17	(3)		16	5

Total other non-cash operating activities	$895	$471		$197	$152

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(20)	$—		$(2)	$(18)
Other current assets	(64)	(71	)(c)	—	8 (e)
Other noncurrent assets and liabilities	(378)	(292	)(d)	(5)	(6)

Total changes in other assets and liabilities	$(462)	$(363)		$(7)	$(16)

(a)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding the amount to customers in January 2008.

(b)

In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In addition, ComEd established regulatory assets totaling approximately $13 million associated with reversing previously incurred expenses deemed recoverable in future rates. See Note 4 — Regulatory Issues for more information.

(c)	Relates primarily to the purchase of energy-related options and prepaid assets.
(d)	Relates primarily to the purchase of long-term fuel options.
(e)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2007	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$235	$107		$75	$23
Equity in (earnings) losses of unconsolidated affiliates and investments	89	(2)		6	5
Provision for uncollectible accounts	70	—		31	40
Stock-based compensation costs	55	—		—	—
Net realized gains on sales of investments of nuclear decommissioning trust funds	(29)	(29)		—	—
Gain on sale of investments, net	(18)	(18)		—	—
Amortization of energy-related options	100	100		—	—
Spent nuclear fuel expense	36	36		—	—
Amortization of regulatory asset related to debt costs	24	—		20	4
Reduction in the regulatory liability related to the PURTA tax appeal(a)	(34)	—		—	(34)
Other	(7)	(14)		22	3

Total other non-cash operating activities	$521	$180		$154	$41

Changes in other assets and liabilities:
Under/over-recovered energy costs	$(62)	$—		$(60)	$(2)
Other current assets	(117)	(99	)(b)	—	(7	)(d)
Other noncurrent assets and liabilities	(36)	(52	)(c)	18	(4)

Total changes in other assets and liabilities	$(215)	$(151)		$(42)	$(13)

(a)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. PECO recorded a regulatory liability related to this matter, and during the third quarter of 2007, determined its regulatory liability was limited to the amount included in the gross receipts tax surcharge for the successful PECO appeal, or $38 million. As such, the regulatory liability was reduced and PECO recognized $34 million of pre-tax income associated with this matter.

(b)	Relates primarily to the purchase of energy-related options.
(c)	Relates primarily to the purchase of long-term fuel options.
(d)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of September 30, 2008 and December 31, 2007:

September 30, 2008	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$1,827	$—	$1,827
Pension and other postretirement benefits	1,333	—	28
Deferred income taxes	823	15	808
Debt costs	175	151	24
Severance	121	121	—
Conditional asset retirement obligations	128	112	16
MGP remediation costs	111	84	27
Rate case costs	15	15	—
RTO start-up costs	16	16	—
Other	31	16	15

Noncurrent regulatory assets	4,580	530	2, 745
Under-recovered energy and transmission costs current asset(a)(b)	96	90	6

Total regulatory assets	$4,676	$620	$2,751

Regulatory liabilities
Nuclear decommissioning	$1,652	$1,536	$116
Removal costs	1,130	1,130	—
Financial swap with Generation(c)	—	84	—
Deferred taxes	29	—	—
Refund of PURTA taxes(d)	11	—	11
Energy efficiency and demand response programs(e)	6	6	—

Noncurrent regulatory liabilities	2,828	2,756	127
Financial swap with Generation(c)	—	14	—
Over-recovered energy and transmission costs current liability(b)	1	1	—

Total regulatory liabilities	$2,829	$2,771	$127

(a)

The PECO under-recovered energy costs represent gas supply related costs recoverable under PECO’s PAPUC purchased gas cost clause. PECO earns a rate of return on deferred energy costs. These costs are included in other current assets in Exelon’s and PECO’s Consolidated Balance Sheets.

(b)

The ComEd over-recovered or under-recovered energy and transmission costs represent purchased power related costs refundable or recoverable under ComEd’s ICC-approved rates. These costs are included in other current liabilities in Exelon’s and ComEd’s Consolidated Balance Sheets. ComEd pays or earns a rate of return on deferred energy and transmission costs. See Note 4 – Regulatory Issues for additional information.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)

On March 27, 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding the amount to customers in January 2008.

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

(b)

The PECO over-recovered energy costs represent gas supply related costs refundable under PECO’s PAPUC purchased gas cost clause. These costs are included in other current liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The ComEd over-recovered or under-recovered energy and transmission costs represent purchased power related costs refundable or recoverable under ComEd’s ICC-approved rates. These costs are included in other current liabilities in Exelon’s and ComEd’s Consolidated Balance Sheets. PECO and ComEd pay or earn a rate of return on deferred energy and transmission costs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of September 30, 2008 and December 31, 2007:

September 30, 2008	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$8,176	(a)	$3,769	(a)	$1,882	$2,318
Accounts receivable:
Allowance for uncollectible accounts	224		29		53	150

(a)	Includes accumulated amortization of nuclear fuel of $1,239 million.

December 31, 2007	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,811	(a)	$3,649	(a)	$1,698	$2,270
Accounts receivable:
Allowance for uncollectible accounts	130		17		53	59

(a)	Includes accumulated amortization of nuclear fuel of $1,175 million.

The following tables provide information regarding Exelon’s and Generation’s option premiums as of September 30, 2008 and December 31, 2007:

September 30, 2008	Exelon and Generation
Other current assets:
Option premiums	$294

Other current liabilities:
Option premiums	213

December 31, 2007	Exelon and Generation
Other current assets:
Option premiums	$189

Other current liabilities:
Option premiums	163

The following table provides information regarding dividends payable for Exelon as of September 30, 2008 and December 31, 2007:

September 30, 2008	Exelon
Other current liabilities:
Dividends payable	$1

December 31, 2007
Other current liabilities:
Dividends payable	$331

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

Three Months Ended September 30, 2008 and 2007

Exelon’s segment information for the three months ended September 30, 2008 and 2007 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2008	$3,073	$1,729	$1,441	$167	$(1,182)	$5,228
2007	2,837	1,758	1,459	192	(1,214)	5,032
Intersegment revenues:
2008	$1,014	$—	$2	$167	$(1,183)	$—
2007	1,019	—	2	192	(1,213)	—
Income (loss) from continuing operations before income taxes:
2008	$942	$52	$133	$(29)	$(52)	$1,046
2007	885	105	259	(11)	—	1,238
Income taxes:
2008	$307	$19	$43	$(4)	$(19)	$346
2007	336	40	91	(8)	—	459
Income (loss) from continuing operations:
2008	$635	$33	$90	$(26)	$(32)	$700
2007	549	65	168	(3)	—	779
Income (loss) from discontinued operations:
2008	$—	$—	$—	$—	$—	$—
2007	(1)	—	—	2	—	1
Net income (loss):
2008	$635	$33	$90	$(26)	$(32)	$700
2007	548	65	168	(1)	—	780
Total assets:
September 30, 2008	$19,122	$18,880	$9,294	$15,383	$(17,465)	$45,214
December 31, 2007	18,521	19,376	9,810	14,621	(16,967)	45,361

(a)

For the three months ended September 30, 2008 and 2007, utility taxes of $69 million and $71 million, respectively, are included in revenues and expenses for ComEd. For the three months ended September 30, 2008 and 2007, utility taxes of $77 million and $79 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine months Ended September 30, 2008 and 2007

Exelon’s segment information for the nine months ended September 30, 2008 and 2007 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2008	$8,311	$4,594	$4,195	$514	$(3,248)	$14,366
2007	8,181	4,668	4,228	569	(3,284)	14,362
Intersegment revenues:
2008	$2,727	$1	$7	$514	$(3,249)	$—
2007	2,708	2	7	569	(3,286)	—
Income (loss) from continuing operations before income taxes:
2008	$2,617	$176	$357	$(97)	$—	$3,053
2007	2,703	159	604	(196)	—	3,270
Income taxes:
2008	$891	$66	$111	$(46)	$—	$1,022
2007	1,021	61	212	(187)	—	1,107
Income (loss) from continuing operations:
2008	$1,726	$110	$246	$(51)	$—	$2,031
2007	1,682	98	392	(9)	—	2,163
Income (loss) from discontinued operations:
2008	$(1)	$—	$—	$—	$—	$(1)
2007	4	—	—	6	—	10
Net income (loss):
2008	$1,725	$110	$246	$(51)	$—	$2,030
2007	1,686	98	392	(3)	—	2,173

(a)

For the nine months ended September 30, 2008 and 2007, utility taxes of $177 million and $197 million, respectively, are included in revenues and expenses for ComEd. For the nine months ended September 30, 2008 and 2007, utility taxes of $208 million and $207 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1	$2	$2
PETT	1	2	3	5
Other	—	—	1	—

Total operating revenues from affiliates	$2	$3	6	7

Fuel purchases from related parties
Keystone Fuels, LLC	$20	$13	52	$34
Conemaugh Fuels, LLC	16	13	42	34

Total fuel purchases from related parties	$36	$26	94	$68

Interest expense to affiliates, net
ComEd Transitional Funding Trust	$1	$6	$6	$21
ComEd Financing II	—	3	2	10
ComEd Financing III	3	3	10	10
PETT	24	33	80	109
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Other	—	1	(1)	(1)

Total interest expense to affiliates, net	$31	$49	106	$158

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC	$(2)	$(2)	$(7)	$(6)
PETT	(4)	(1)	(11)	(5)
TEG and TEP(b)	—	—	—	3
Investment in synthetic fuel-producing facilities	—	(17)	—	(80)
Other	—	—	(1)	(1)

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(6)	$(20)	(19)	$(89)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2008	As of December 31, 2007
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$17	$15
Investments in affiliates
ComEd Funding LLC	$(19)	$(10)
ComEd Financing II(a)	—	10
ComEd Financing III	6	6
PETT	35	47
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	6

Total investments in affiliates	$31	$63

Payables to affiliates (current)
ComEd Financing II	$—	$6
ComEd Financing III	1	4
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$5	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$12	$274
ComEd Financing II(a)	—	155
ComEd Financing III	206	206
PETT	1,288	1,732
PECO Trust III	81	81
PECO Trust IV	103	103
Other	1	—

Total long-term debt due to financing trusts	$1,691	$2,551

(a)	ComEd Financing II was liquidated and dissolved upon repayment of the debt in 2008.
(b)	Generation’s ownership interest in Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) was sold in 2007.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions involving Generation, ComEd, and PECO are further described in the tables below.

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues from affiliates
ComEd(a)	$413	$428	$1,124	$1,138
PECO(b)	601	591	1,603	1,570

Total operating revenues from affiliates	$1,014	$1,019	$2,727	$2,708

Fuel expense from related parties
PECO(d)	—	—	1	1
Keystone Fuels, LLC	$20	$13	$52	$34
Conemaugh Fuels, LLC	16	13	42	34

Total fuel purchases from related parties	$36	$26	$95	$69

Operating and maintenance from affiliates
ComEd(d)	$—	$—	$1	$2
PECO(d)	2	2	6	6
BSC(c)	66	72	205	217

Total operating and maintenance from affiliates	$68	$74	$212	$225

Equity in earnings (losses) of investments
TEG and TEP (e)	$—	$—	$—	$3
NuStart Energy Development, LLC	—	—	(1)	(1)

Total equity in earnings (losses) of investments	$—	$—	$(1)	$2

Cash distribution paid to member	$253	$1,431	$1,244	$2,095

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2008	As of December 31, 2007
Receivables from affiliates (current)
Exelon(f)	$—	$5
ComEd(a)(g)(h)	110	17
PECO(b)	133	121
BSC(c)	—	5
Ventures(i)	—	1

Total receivables from affiliates (current)	$243	$149

Receivable from affiliate (noncurrent)
Exelon(f)	$1	$—
Contributions to Exelon intercompany money pool(m)	$288	$—
Prepaid voluntary employee beneficiary association trust
Generation(j)	$4	$6
Payables to affiliates (current)
Exelon(f)	$4	—
BSC(c)	27	—

Total payables to affiliates (current)	$31	—

Payables to affiliates (noncurrent)
ComEd decommissioning(k)	$1,536	$1,905
PECO decommissioning(k)	117	212

Total payables to affiliates (noncurrent)	$1,653	$2,117

Mark-to-market derivative liability with affiliate (current)
ComEd(l)	$14	$13
Mark-to-market derivative liability with affiliate (noncurrent)
ComEd(l)	$84	$443

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

(g)

In 2007, ComEd began issuing credits to customers as part of the Illinois Settlement Legislation through rate relief programs. Generation is contributing to a portion of these credits and, therefore, is reimbursing ComEd. As of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008 and December 31, 2007, Generation had a $13 million and $43 million payable, respectively, to ComEd. The majority of the credits will be issued by the end of 2008. See Note 4 — Regulatory Issues for additional information.

(h)

As of September 30, 2008, Generation had a $4 million receivable from ComEd associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 4 — Regulatory Issues and Note 7 — Derivative Financial Information for additional information.

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
(m)

Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool, at a market rate of interest.

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues from affiliates
Generation	$—	$—	$1	$2
ComEd Transitional Funding Trust	1	1	2	2

Total operating revenues from affiliates	$1	$1	$3	$4

Purchased power from affiliate
Generation(a)	$413	$428	$1,124	$1,138
Operating and maintenance from affiliates
BSC(b)	$41	$46	$127	$141
Interest expense to affiliates, net
ComEd Transitional Funding Trust	$1	$6	$6	$21
ComEd Financing II(c)	—	3	2	10
ComEd Financing III	3	3	10	10

Total interest expense to affiliates, net	$4	$12	$18	$41

Equity in losses of unconsolidated affiliates
ComEd Funding LLC	$2	$2	$7	$6
Capitalized costs
BSC(b)	$14	$21	$41	$54

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2008	As of December 31, 2007
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$17	$15
PECO	1	2

Total receivables from affiliates (current)(d)	$18	$17

Prepaid voluntary employee beneficiary association trust(e)	$9	$12

Mark-to-market derivative asset with affiliate (current)
Generation(f)	$14	$13
Investments in affiliates
ComEd Funding LLC(g)	$(19)	$(10)
ComEd Financing II(c)	—	10
ComEd Financing III	6	6

Total investments in affiliates(d)	$(13)	$6

Mark-to-market derivative asset with affiliate (noncurrent)
Generation(f)	$84	$443
Receivable from affiliates (noncurrent)
Generation(h)	$1,536	$1,905
Other	2	3

Total receivable from affiliates (noncurrent)	$1,538	$1,908

Payables to affiliates (current)
Generation(a)(i)(j)	$110	$17
BSC(b)	22	26
ComEd Financing II(c)	—	6
ComEd Financing III	1	4
Other	1	2

Total payables to affiliates (current)	$134	$55

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$12	$274
ComEd Financing II(c)	—	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$218	$635

(a)

ComEd is procuring electricity from Generation under the supplier forward contract resulting from the reverse-auction procurement process and the RFP contracts discussed in Note 4 — Regulatory Issues. As of September 30, 2008 and December 31, 2007 ComEd had a payable for energy purchases to Generation of $119 million and $60 million, respectively.

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

(i)

As of September 30, 2008, ComEd had a $4 million payable to Generation associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 4 — Regulatory Issues and Note 7 — Derivative Financial Information for additional information.

(j)

In 2007, ComEd began issuing credits to customers as part of the Illinois Settlement Legislation through rate relief programs. Generation is contributing to a portion of these credits and, therefore, is reimbursing ComEd. As of September 30, 2008, and December 31, 2007, ComEd had a $13 million and $43 million receivable, respectively, from Generation. The majority of the credits will be issued by the end of 2008. See Note 4 — Regulatory Issues for additional information.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues from affiliates
Generation(a)	$2	$2	$7	$7
PETT(b)	1	2	3	5

Total operating revenues from affiliates	$3	$4	$10	$12

Purchased power from affiliate
Generation(c)	$600	$591	$1,602	$1,569
Operating and maintenance from affiliates
BSC(d)	$22	$29	$69	$85
Generation	1	—	1	1

Total operating and maintenance from affiliates	$23	$29	$70	$86

Interest expense to affiliates, net
PETT	$24	$33	$80	$109
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Other	1	1	1	2

Total interest expense to affiliates, net	$28	$37	$90	$120

Equity in losses of unconsolidated affiliates
PETT	$4	$1	$11	$5
Capitalized costs
BSC(d)	$(1)	$5	$8	$20
Cash dividends paid to parent	$146	$178	$382	$454
Cash received on parent receivable	$107	$63	$249	$228

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2008	As of December 31, 2007
Prepaid voluntary employee beneficiary association trust(g)	$2	$3
Investments in affiliates
PETT	$35	$47
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	6

Total investments in affiliates	$44	$57

Receivable from affiliate (noncurrent)
Generation decommissioning(e)	$117	$212
Borrowings from Exelon intercompany money pool(h)	$288	$—
Payables to affiliates (current)
Generation(c)	$133	$121
BSC(d)	13	20
PECO Trust IV	2	—
PECO Trust III	2	1
ComEd	1	2
Exelon	—	1

Total payables to affiliates (current)	$151	$145

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$1,288	$1,733
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$1,472	$1,917

Shareholders’ equity — receivable from parent(f)	$571	$784

(a)	PECO provides energy to Generation for Generation’s own use primarily at its generation stations.
(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
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

(h)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool, at a market rate of interest.

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

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and spent nuclear fuel obligation as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt (including amounts due within one year)	$11,114	$9,825	$10,520		$10,361
Long-term debt to ComEd Transitional Funding Trust and PETT (including amounts due within one year)	1,300	1,363	2,006		2,079
Long-term debt to other financing trusts	391	313	545		490
Spent nuclear fuel obligation	1,012	573	(a	)	(a	)
Preferred securities of subsidiaries	87	66	87		70

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

Fair values for long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. The carrying amount of Exelon’s and Generation’s spent nuclear fuel (SNF) obligation resulted from contracts with the Department of Energy (DOE) to provide for disposal of SNF from its nuclear generating stations. Exelon’s and Generation’s obligation to the DOE accrues at the 13-week Treasury rate and fair value was determined by comparing the carrying amount of the obligation at the 13-week Treasury rate to the present value of the obligation discounted using the prevailing Treasury rate for a long-term obligation maturing in 2020 (after being adjusted for Generation’s credit risk).

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligation as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt (including amounts due within one year)	$2,514	$2,354	$2,525		$2,531
Spent nuclear fuel obligation	1,012	573	(a	)	(a	)

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,725	$4,188	$4,145	$4,126
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	12	12	274	277
Long-term debt to other financing trusts	206	151	361	317

PECO

The carrying amounts and fair values of PECO’s long-term debt as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$1,672	$1,424	$1,626	$1,606
Long-term debt to PETT (including amounts due within one year)	1,288	1,351	1,733	1,802
Long-term debt to other financing trusts	184	162	184	173

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

•

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchanged-based derivatives, mutual funds, money market funds, commingled investments funds not subject to purchase and sale restrictions and fair-value hedges.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Level 3 — unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds subject to purchase and sale restrictions.

Recurring Fair Value Measurements

Exelon

The following table presents assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of September 30, 2008
Assets
Cash equivalents	$—	$152	$—	$152
Nuclear decommissioning trust fund investments	1,631	2,998	1,544	6,173	(a)
Rabbi trust investments	—	52	—	52	(b)
Mark-to-market derivative net assets (liabilities)	20	221	190	431	(c)(d)

Total assets	$1,651	$3,423	$1,734	$6,808

Liabilities
Deferred compensation	—	(90)	—	(90)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(90)	(2)	(92)

Total net assets	$1,651	$3,333	$1,732	$6,716

(a)	Excludes net liabilities of $185 million consisting of payables related to pending securities purchases net of cash, interest receivables and receivables related to pending securities sales.
(b)	Excludes $32 million of the cash surrender value of life insurance investments.
(c)

Includes both current and noncurrent mark-to-market derivative assets and interest rate swaps, and is net of current and noncurrent mark-to-market derivative liabilities. In addition, the Level 3 balance does not include the current and noncurrent liability of $14 million and $84 million, respectively, related to the fair value of Generation’s financial swap contract with ComEd since, at Exelon, these fair value balances are eliminated upon consolidation.

(d)

Includes collateral postings received from and paid to counterparties. Collateral paid to counterparties, net of collateral received from counterparties, totaled $2 million and $27 million that are netted against Level 1 and Level 2 mark-to-market derivative net assets, respectively, as of September 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

Three Months Ended September 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Servicing Liability	Total
Balance as of June 30, 2008	$1,848	$167		$(1)	$2,014
Total realized / unrealized (losses) gains
Included in net income	(92)	(13	)(a)	(1)	(106)
Included in other comprehensive income	—	(2	)(b)	—	(2)
Included in regulatory liabilities	(194)	—		—	(194)
Purchases, sales and issuances, net	16	—		—	16
Transfers into (out of ) Level 3	(34)	38		—	4

Balance as of September 30, 2008	$1,544	$190		$(2)	$1,732
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(91)	$6		$—	$(85)

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $645 million of changes in the fair value and $31 million of realized gains due to settlements during 2008 of Generation’s financial swap contract with ComEd since, at Exelon, the fair value balances are eliminated upon consolidation.

Nine Months Ended September 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Servicing Liability	Total
Balance as of January 1, 2008	$2,019	$52		$(1)	$2,070
Total realized / unrealized (losses) gains
Included in net income	(187)	133	(a)	(1)	(55)
Included in other comprehensive income	—	(33	)(b)	—	(33)
Included in regulatory liabilities	(352)	—		—	(352)
Purchases, sales and issuances, net	98	—		—	98
Transfers into (out of ) Level 3	(34)	38		—	4

Balance as of September 30, 2008	$1,544	$190		$(2)	$1,732
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(176)	$193		$—	$17

(a)	Includes the reclassification of $60 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $320 million of changes in the fair value and $38 million of realized gains due to settlements during 2008 of Generation’s financial swap contract with ComEd since, at Exelon, the fair value balances are eliminated upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended September 30, 2008	$(10)	$59	$(62)	$(92)
Total gains (losses) included in net income for the nine months ended September 30, 2008	$74	$(8)	$67	$(187)
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2008 for the three months ended September 30, 2008	$1	$41	$(36)	$(91)
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2008 for the nine months ended September 30, 2008	$107	$(29)	$115	$(176)

Generation

The following table presents assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of September 30, 2008
Assets
Cash equivalents	$—	$45	$—	$45
Nuclear decommissioning trust fund investments	1,631	2,998	1,544	6,173	(a)
Rabbi trust investments	—	4	—	4	(b)
Mark-to-market derivative net assets	20	216	92	328	(c)(d)

Total assets	$1,651	$3,263	$1,636	$6,550

Liabilities
Deferred compensation obligation	—	(26)	—	(26)

Total liabilities	—	(26)	—	(26)

Total net assets	$1,651	$3,237	$1,636	$6,524

(a)	Excludes net liabilities of $185 million consisting of payables related to pending securities purchases net of cash, interest receivables and receivables related to pending securities sales.
(b)	Excludes $10 million of the cash surrender value of life insurance investments.
(c)

Includes both current and noncurrent mark-to-market derivative assets and is net of current and noncurrent mark-to-market derivative liabilities. In addition, the Level 3 balance includes the current and noncurrent liabilities of $14 million and $84 million, respectively, related to the fair value of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)

Includes collateral postings received from and paid to counterparties. Collateral paid to counterparties, net of collateral received from counterparties, totaled $2 million and $27 million that are netted against Level 1 and Level 2 mark-to-market derivative net assets, respectively, as of September 30, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

Three Months Ended September 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Total
Balance as of June 30, 2008	$1,848	$(607)		$1,241
Total unrealized / realized (losses) gains
Included in net income	(92)	(13	)(a)	(105)
Included in other comprehensive income	—	674	(b)	674
Included in noncurrent payables to affiliates	(194)	—		(194)
Purchases, sales, issuances and settlements, net	16	—		16
Transfers into (out of ) Level 3	(34)	38		4

Balance as of September 30, 2008	$1,544	$92		$1,636
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(91)	$6		$(85)

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $645 million of changes in the fair value and $31 million of realized gains due to settlements during 2008 of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

Nine Months Ended September 30, 2008 (In millions)	Nuclear decommissioning trust fund investments	Mark-to-market derivatives		Total
Balance as of January 1, 2008	$2,019	$(403)		$1,616
Total unrealized / realized (losses) gains
Included in net income	(187)	133	(a)	(54)
Included in other comprehensive income	—	324	(b)	324
Included in noncurrent payables to affiliates	(352)	—		(352)
Purchases, sales, issuances and settlements, net	98	—		98
Transfers into (out of) Level 3	(34)	38		4

Balance as of September 30, 2008	$1,544	$92		$1,636
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(176)	$193		$17

(a)	Includes the reclassification of $60 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $320 million of changes in the fair value and $38 million of realized gains due to settlements during 2008 of Generation’s financial swap contract with ComEd which, at Exelon, are eliminated upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total (losses) gains included in net income for the three months ended September 30, 2008.	$(10)	$59	$(62)	$(92)
Total (losses) gains included in net income for the nine months ended September 30, 2008.	$74	$(8)	$67	$(187)
Change in the unrealized (losses) gains relating to assets and liabilities held as of September 30, 2008 during the three months ended September 30, 2008	$1	$41	$(36)	$(91)
Change in the unrealized (losses) gains relating to assets and liabilities held as of September 30, 2008 during the nine months ended September 30, 2008	$107	$(29)	$115	$(176)

ComEd

The following table presents assets measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2008:

(In millions)	Level 1	Level 2	Level 3(a)	Balance as of September 30, 2008
Assets
Cash equivalents	$—	$20	$—	$20
Mark-to-market derivative assets	—	—	98	98
Rabbi trust investments	—	39	—	39

Total assets	$—	$59	$98	$157

Liabilities
Deferred compensation obligation	—	(8)	—	(8)

Total liabilities	—	(8)	—	(8)

Total net assets	$—	$51	$98	$149

(a)

The Level 3 balance is comprised of the current and noncurrent asset of $14 million and $84 million, respectively, related to the fair value of ComEd’s financial swap contract with Generation which, at Exelon, eliminates upon consolidation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

Three Months Ended September 30, 2008 (In millions)	Mark-to-market derivatives
Balance as of June 30, 2008	$774
Total realized / unrealized losses
Included in regulatory liabilities	(676)

Balance as of September 30, 2008	$98

Nine months Ended September 30, 2008 (In millions)	Mark-to-market derivatives
Balance as of January 1, 2008	$456
Total realized / unrealized losses
Included in regulatory liabilities	(358)

Balance as of September 30, 2008	$98

During the three and nine months ended September 30, 2008, ComEd recorded a reduction of purchased power expense of $15 million and $22 million, respectively, for the Level 3 mark-to-market derivative asset measured at fair value on a recurring basis related to ComEd’s financial swap contract with Generation, which, at Exelon, are eliminated upon consolidation.

PECO

The following table presents assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Balance as of September 30, 2008
Assets
Cash equivalents	$—	$20	$—	$20
Rabbi trust investments	—	7	—	7 (a)

Total assets	$—	$27	$—	$27

Liabilities
Deferred compensation obligation	—	(29)	—	(29)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(29)	(2)	(31)

Total net assets	$—	$(2)	$(2)	$(4)

(a)	Excludes $16 million of the cash surrender value of life insurance investments.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

Three Months Ended September 30, 2008 (In millions)	Servicing Liability
Balance as of June 30, 2008	$(1)
Total realized / unrealized gains
Included in net income	(1)

Balance as of September 30, 2008	$(2)

Nine months Ended September 30, 2008 (In millions)	Servicing Liability
Balance as of January 1, 2008	$(1)
Total realized / unrealized gains
Included in net income	(1)

Balance as of September 30, 2008	$(2)

Valuation Techniques Used to Determine Fair Value

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.

Cash Equivalents (Exelon, Generation, ComEd and PECO).    The Registrants’ cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of investments in mutual and money market funds. The fair values of the shares of these funds are based on observable market prices. However, since shares of the funds are not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy.

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation).    The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations. The nuclear decommissioning trust fund investments hold debt and equity securities directly and indirectly through commingled funds. Investments with maturities of three months or less when purchased are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. In addition, U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. Commingled funds, which are analogous to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. Short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities, are categorized as Level 2 as the fair values of these funds are derived from observable prices, and these funds are not subject to restrictions regarding the purchase or sale of shares. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of specific equity indices, specifically the S&P 500, the Russell 3000 and the Morgan Stanley Capital International EAFE indices, by purchasing equity securities to replicate the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalization and characteristics of the indices. The fair value of commingled funds is primarily based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares of these commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3. See “Fair Value Option for Financial Assets and Liabilities” in Note 10 — Asset Retirement Obligations for further discussion on the nuclear decommissioning trust fund investments.

Rabbi Trust Investments (Exelon, Generation, ComEd and PECO).    The Registrants’ rabbi trust investments were established to hold assets related to deferred compensation plans existing for certain members of Exelon’s executive management and directors. The Registrants’ rabbi trust investments are included in investments in the Registrants’ Consolidated Balance Sheets. The rabbi trust investments shown in the fair value table are comprised of mutual and money market funds. The fair values of the shares of these funds are based on observable market prices. However, since the shares of the funds are not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy.

Mark-to-Market Derivatives (Exelon, Generation and ComEd).    Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based derivatives are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and, are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that Generation believes provide the most liquid market for the commodity. Generation reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Generation’s non-exchange-based derivatives are predominately at liquid trading points. The remainder of non-exchange-based derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For non-exchange-based derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs are generally observable. Such instruments are categorized in Level 2. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, such as the financial swap contract between Generation and ComEd, model inputs generally would include both observable and unobservable inputs. In instances where observable data is unavailable, Generation considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. Generation considers credit and nonperformance risk in the valuation of derivative contracts categorized in Level 1, 2 and 3, including both historical and current market data in its assessment of credit and nonperformance risk. The impacts of credit and nonperformance risk were not material to the financial statements.

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

Servicing Liability (Exelon and PECO).    PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. A servicing liability was recorded for the agreement in accordance with SFAS No. 156. The servicing liability is included in other current liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability has been determined using internal estimates based on provisions in the agreement, which are categorized as Level 3 inputs in the fair value hierarchy. See Note 12 — Commitments and Contingencies for further discussion on the accounts receivable agreement.

17.    Subsequent Events (Exelon, Generation, ComEd and PECO)

Issuance of Long-Term Debt.    On October 2, 2008, PECO issued $300 million of First Mortgage Bonds with a 5.60% coupon, maturing on October 15, 2013. PECO used the net proceeds from the sale of the bonds to refinance short-term debt.

Proposal for Business Combination with NRG Energy, Inc.    On October 19, 2008, with authorization from Exelon’s Board of Directors, Exelon submitted a proposal to NRG Energy, Inc. (NRG) to enter into a business combination with NRG. In the proposal, if accepted by NRG, Exelon would exchange 0.485 shares of Exelon common stock for each share of NRG common stock. The proposal is subject to the negotiation of a definitive merger agreement, receipt of the necessary board and shareholder approvals, and approvals of regulatory authorities.

Changes in Collateral Requirements.     On October 21, 2008, S&P lowered its corporate credit rating on Exelon Corporate, Generation and PECO to BBB from BBB+. S&P lowered the senior unsecured ratings of Exelon Corporate to BBB- from BBB and of Generation to BBB from BBB+. The senior secured rating of PECO was lowered to A- from A. In addition, the ratings of Exelon Corporate and all of its subsidiaries, including ComEd, were placed on CreditWatch with a negative outlook. S&P indicated concerns about Exelon’s potential credit position related to the proposed offer to acquire NRG. The short-term commercial paper ratings of Exelon Corporate and all of its subsidiaries were affirmed by S&P. This downgrade triggered a reduction in PECO’s unsecured credit limit in accordance with PJM’s credit policy. PECO will issue a letter of credit to PJM for $90 million to restore the amount of its unsecured credit by October 27, 2008. Generation was not required to provide collateral as a result of this downgrade. No collateral requirements of Exelon and ComEd were impacted by this downgrade.

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

EXELON CORPORATION

Executive Overview

Financial Results.    Exelon’s net income was $700 million for the three months ended September 30, 2008, as compared to $780 million for the three months ended September 30, 2007, and diluted earnings per average common share were $1.06 for the three months ended September 30, 2008, as compared to $1.15 for the three months ended September 30, 2007.

Exelon’s net income was $2,030 million for the nine months ended September 30, 2008, as compared to $2,173 million for the nine months ended September 30, 2007, and diluted earnings per average common share were $3.06 for the nine months ended September 30, 2008, as compared to $3.20 for the nine months ended September 30, 2007.

The decrease for the three months ended September 30, 2008 was primarily due to the following:

•	unfavorable weather conditions in the ComEd and PECO service territories;

•

increased allowance for uncollectible accounts expense at ComEd and PECO as well as the establishment of a reserve related to Generation’s accounts receivable from Lehman Brothers Holdings Inc. (Lehman) due to its bankruptcy filing;

•	discrete disallowances, net of allowed regulatory assets, mandated by the September 2008 Illinois Commerce Commission (ICC) order in ComEd’s 2007 delivery service rate case;

•	the impact of inflation on labor costs;

•	net unrealized losses on Generation’s nuclear decommissioning trust funds;

•	increased scheduled competitive transition charge (CTC) amortization expense at PECO;

•	changes in Generation’s decommissioning ARO determination;

•	the impact of the reduction of a reserve associated with PECO’s property tax settlement under the Pennsylvania Public Utility Realty Tax Act (PURTA) in 2007; and

•	income associated with Exelon’s investments in synthetic fuel-producing facilities, including the impact of mark-to-market gains associated with the related derivatives in 2007.

Partially offsetting the factors above are the following changes in net income:

•	higher average realized margins at Generation, reflecting higher realized prices on market sales partially offset by increased nuclear fuel costs;

•	increased nuclear output at Generation.

•	increased transmission and distribution revenue at ComEd resulting from the 2007 transmission and distribution rate cases;

•	decreased stock-based compensation costs;

•	net mark-to-market gains on economic hedging activities; and

•	the impact of the Illinois settlement reached in 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information.

The decrease for the nine months ended September 30, 2008 was primarily due to the following:

•	unfavorable weather conditions in the ComEd and PECO service territories;

•	increased allowance for uncollectible accounts expense at ComEd and PECO as well as the establishment of a reserve related to Generation’s accounts receivable from Lehman;

•	decreased nuclear output at Generation reflecting a higher number of scheduled refueling outage days;

•	increased planned nuclear refueling outage costs associated with a higher number of scheduled refueling outage days;

•	nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas;

•	discrete disallowances, net of allowed regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case;

•	higher storm costs at ComEd and PECO.

•	the impact of inflation on labor costs;

•	increased depreciation at Generation and ComEd due to increased capital expenditures;

•	net unrealized and realized losses on Generation’s nuclear decommissioning trust funds;

•	increased scheduled CTC amortization expense at PECO;

•	changes in Generation’s decommissioning ARO determination;

•	the impact of the reduction of a reserve associated with PECO’s property tax settlement under the PURTA in 2007;

•	the impact of a favorable PJM Interconnection, LLC (PJM) billing settlement with PPL Electric (PPL) in 2007;

•	the impact of the Illinois settlement reached in 2007. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information; and

•	income associated with Exelon’s investments in synthetic fuel-producing facilities, including the impact of mark-to-market gains (losses) associated with the related derivatives in 2007.

Partially offsetting the factors above are the following changes in net income:

•	higher average realized margins at Generation, reflecting higher realized prices on market sales partially offset by increased nuclear fuel costs;

•	gains related to the settlement of claims related to uranium supply agreements;

•	net mark-to-market gains on economic hedging activities;

•	increased revenue from certain long options in Generation’s proprietary trading portfolio;

•	increased transmission and distribution revenue at ComEd resulting from the 2007 transmission and distribution rate cases; and

•	a favorable income tax benefit associated with Exelon’s method of capitalizing overhead costs.

Capital and Credit Market Crisis

As the capital and credit market crisis has worsened, the Registrants have performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain financial and energy companies, on the Registrants’ financial statements. The Registrants’ additional assessments have included a review of access to liquidity in the capital and credit markets, counterparty creditworthiness, value of the Registrants’ investments (particularly in the employee benefit plans and nuclear decommissioning trust funds), macroeconomic conditions and exposure to operational risk (particularly with respect to insurance). The recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years.

•	Liquidity in the capital and credit markets

The Registrants believe they have sufficient liquidity despite the disruption of the capital and credit markets. The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flow from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities ($7.3 billion in aggregate total commitments as of September 30, 2008; of which no financial institution, assuming announced consolidations, has more than 10% of the aggregate commitments for Exelon, Generation and PECO and 12% for ComEd). While not significant to the Registrants to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt. The Registrants have accelerated a number of bond issuances in 2008 in order to limit the risk of volatility in the credit markets and to obtain liquidity for the remainder of the year. As more fully discussed in “Liquidity and Capital Resources”, the Registrants have completed all their necessary long-term financings planned for 2008 with the completion of PECO’s $300 million 5-year bond offering in October 2008. With the exception of debt to unconsolidated financing affiliates, the Registrants have no remaining debt maturities in 2008, no significant debt maturities in 2009 and $613 million of debt maturing in 2010 ($400 million and $213 million at Exelon Corporate and ComEd, respectively). The debt to unconsolidated financing affiliates at PECO is repaid through the collection of competitive transition charges from customers as allowed by restructuring legislation that was adopted in Pennsylvania in 1996. The Registrants routinely review liquidity sufficiency, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements and the impacts of hypothetical credit downgrades. Management continues to monitor closely events and the financial institutions associated with its credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART II. ITEM 1A. Risk Factors for information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

•	Counterparty creditworthiness

The Registrants are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Generation’s power-marketing activities are governed by risk management policies limiting transactions to a diversified group of high quality counterparties. Although Generation’s credit exposure was predominately with investment grade companies at September 30, 2008, changes in forward market prices could have a disproportionate impact to the percentage of credit exposure with non investment grade companies. As of September 30, 2008, the net exposure after credit collateral for Generation’s commodity contracts of $683 million included $582 million of exposure to investment grade companies and $101 million of exposure to non-investment grade companies, primarily in the coal supply industry. Within the past several weeks, the bankruptcy of Lehman Brothers Holdings Inc. and the weakening of companies within the energy industry have underscored the importance of these risk management practices. As a result of management’s review of Generation’s counterparties, the direct net exposure of $22 million to Lehman Brothers Commodity Services Inc., a counterparty in wholesale energy marketing transactions, has been fully reserved and charged to expense this quarter. As further discussed below, Generation also currently procures uranium concentrates through long-term contracts. Approximately 50% of the requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Management continues to monitor closely the status of Generation’s counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

Under the Illinois Settlement Legislation, ComEd procures power through supplier forward contracts for the duration of their term, standard block energy purchases, and spot market purchases. Collateral postings are required only of suppliers for the supplier forward contracts that ComEd entered into with winning suppliers from the Illinois Auction, including Generation. The standard block energy purchases require collateral postings from both ComEd and the counterparty suppliers, including Generation, should exposures between forward market prices and benchmark price levels exceed established credit thresholds outlined in the agreements. In the event the counterparties fail to perform, ComEd might be forced to purchase power through an RFP process or in the spot markets at less favorable prices. As of September 30, 2008, there was no cash collateral or letters of credit posted between suppliers and ComEd. The potential failure of energy suppliers to perform is mitigated by ComEd’s ability to recover its actual costs to procure power as stipulated in the Illinois legislation as well as the ICC-approved procurement tariff. PECO has counterparty credit risk related to its electricity and natural gas suppliers. Generation provides 100% of PECO’s electric energy under a purchase power agreement (PPA). There are no collateral provisions included in the electric supply agreement with Generation. PECO procures natural gas from suppliers under both short-term and long-term contracts. The potential failure of natural gas suppliers to perform is mitigated by PECO’s ability to seek recovery of its actual costs to procure natural gas through the PAPUC’s purchased gas cost clause, subject to PAPUC review. A further discussion of counterparty risk is included in ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

•	Value of investments (particularly in employee benefit plan trusts and nuclear decommissioning trust funds)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for the employees of the Registrants. The Registrants believe that the oversight of the investments held under Exelon’s employee benefit plans is rigorous and that the investment strategies are prudent. The market value of the investments within the employee benefit plan trusts declined by approximately 17% during the nine months ended September 30, 2008. The benefit plan assets and obligations of Exelon and AmerGen are remeasured annually using a December 31 measurement date. Reductions in plan assets from investment losses will result in an increase to the plans’ unfunded status and a decrease in shareholders’ equity upon actuarial revaluation of the plan on January 1, 2009. Changes in the value of plan assets will not have an impact on the income statement for 2008; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. Such increases could be material to periods subsequent to 2009. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding the potential impacts of declines in the return on benefit plan assets that is less than assumed.

Nuclear decommissioning trust funds have been established on a unit-by-unit basis to satisfy Generation’s and Amergen’s nuclear decommissioning obligations. Currently, Generation is making contributions only to the trust funds of the former PECO units based on amounts being collected by PECO from its customers and remitted to Generation. While Generation has recourse to collect additional amounts from PECO customers (subject to certain limitations and thresholds), it has no recourse to collect additional amounts from ComEd customers or from the previous owners of AmerGen, if there is a shortfall of funds necessary for decommissioning. Generation believes that its oversight of these trust funds is rigorous and the investment strategy is prudent. At September 30, 2008, approximately 46% of the funds were invested in equity and 54% were invested in fixed income securities, with limitations related to concentration and investment grade ratings. See Note 10 — Asset Retirement Obligations for the amounts of unrealized gains (losses) on the trust funds during the three and nine months ended September 30, 2008. Nuclear Regulatory Commission (NRC) regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Generation is required to provide to the NRC a biennial report by unit (annually for Generation’s five units that have been retired or are within five years of the current approved license life) addressing Generation’s ability to meet the NRC-estimated funding levels. Generation’s next report is due to the NRC on March 31, 2009, based on trust fund values and estimated decommissioning obligations as of December 31, 2008. Should the trust funds continue to experience declines in market value, Generation may be required to take measures, such as providing financial guarantees through letters of credit or parent company guarantees or make additional contributions to the trusts, which could be significant, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met. As a result, Exelon’s and Generation’s cash flows and financial position may be significantly adversely affected. Management continues to monitor closely the performance of these investments and will take action, as appropriate. See PART II. ITEM 1A. Risk Factors for information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

Based on a regulatory agreement with the ICC that applies to the former ComEd nuclear generating units on a unit-by-unit basis, as long as funds held in the nuclear decommissioning trust funds exceed the total estimated decommissioning obligation, decommissioning impacts recognized in the Consolidated Statement of Operations, including realized and unrealized income and losses of the trust funds and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. Should the trust funds for the former ComEd units continue to experience declines in market value such that the value of the trust funds for any unit falls below the amount of the estimated decommissioning obligation for that unit, the accounting to offset decommissioning impacts in the Consolidated Statement of Operations for that unit would be discontinued, and the adverse impact to Exelon’s and Generation’s results of operations and financial position could be material. See Note 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2007 Annual Report on Form 10-K for additional information regarding the accounting for the former ComEd nuclear generating units as a result of the ICC order.

The Registrants engage in a securities lending program with respect to the investments within their employee benefit plan trusts and nuclear decommissioning trust funds. In connection with this program, the securities loaned are supported by collateral posted by the borrowers, which the Registrants invest in collateral pools of high quality debt instruments that have been exposed to the recent liquidity issues associated with the current capital and credit market crisis. The Registrants have taken steps to unwind their securities lending program; however, due to the absence of liquidity in the current market, they are currently restricted by the trustees from fully exiting the collateral pools for an extended period of time. Currently, the weighted average maturity of the securities within the collateral pools is approximately 6 months. If the market crisis continues and the Registrants do not have the desire or ability to wait for the maturity of the securities within the collateral pools, they may be exposed to investment losses. Such losses have not been material during the nine months ended September 30, 2008. Exelon has collateral of $1.1 billion that is subject to the liquidity risks of the collateral pools as of September 30, 2008. Management continues to monitor closely the performance of the collateral pools and to work closely with the trustees to limit any potential exposure to losses.

•	Macroeconomic conditions

The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This can have several adverse effects on Exelon’s markets. Slower economic growth could lead to lower demand for electricity and gas. As a result, Exelon’s sales to industrial, commercial and residential customers within its service territories could be reduced. Lower demand for electricity could also lead to lower margins for Exelon’s wholesale fleet, although this effect will be mitigated in the short term by Exelon’s hedging policies. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to the Registrants. Management has taken steps to mitigate this risk through heightened collection efforts.

The slowing global economies could lead to lower international demand for coal, oil and natural gas. While the bulk of Exelon’s generation is produced by its nuclear fleet, wholesale prices are set by fossil-fuel fired plants in most markets. A drop in fossil fuel demand could lead to sharply lower fossil fuel prices, and put downward pressure on electricity prices. Exelon’s hedging policies will at least partially mitigate these effects in the short term.

•	Operational risk (particularly with respect to insurance)

The Registrants have reviewed their exposure to insurance risk and have concluded that there have been no material changes related to the availability and cost of liability, property, nuclear risk, and other forms of insurance. Management continues to monitor closely events and the ratings for insurance companies associated with its insurance programs.

Regulatory and Environmental Developments.

The following significant regulatory and environmental developments occurred during the three and nine months ended September 30, 2008. See Notes 4 and 12 of the Combined Notes to Consolidated Financial Statements for further information.

•

Delivery Service Rate Case — On September 10, 2008, the ICC issued its final order in ComEd’s rate case proceeding that was initiated in October 2007. The order approved an increase in the annual revenue requirement of $274 million, which became effective on September 16, 2008. The order also incorporated the joint recommendations of the ICC Staff and ComEd in the Original Cost Audit stipulation, including projected capital additions through the second quarter of 2008. Additionally, the ICC order required ComEd to record charges during the third quarter associated with fixed asset disallowances of approximately $37 million (pre-tax), partially offset by the establishment of regulatory assets of approximately of $13 million (pre-tax), for costs that have been previously expensed by ComEd that will be recovered through rates over the next several years, resulting in a net decrease in operating income of $24 million (pre-tax).

•

Transmission Rate Case — ComEd received an annual transmission network service revenue requirement increase of approximately $93 million as a result of a settlement agreement relating to ComEd’s March 2007 request to update its transmission rates and change the manner in which such rates are determined from fixed rates to a formula rate. FERC approved the settlement on January 16, 2008. On January 18, 2008, FERC issued an order on rehearing that allowed a 1.5% adder to return on equity for ComEd’s largest transmission project and authorized the inclusion of 100% of construction work in progress in rate base for that project but rejected incentive treatment for any other project ComEd has pending. On February 19, 2008, several parties filed a petition for rehearing of FERC’s January 18, 2008 order. On September 8, 2008, FERC issued an order on rehearing in which it reviewed, and then rejected intervenors’ arguments on granting incentives and confirmed the result of the January 18, 2008 order.

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

Gas Distribution Rate Case — On March 31, 2008, PECO filed a petition before the Pennsylvania Public Utility Commission (PAPUC) for a $98 million increase to its delivery service revenue to fund critical infrastructure improvement projects that will ensure the safety and reliability of the natural gas delivery system. On July 1, 2008, PECO received testimony submitted by various state and special interest parties opposing the level of the proposed rate increase. On August 21, 2008, PECO filed a joint settlement petition with the PAPUC, signaling that it had reached an agreement with the opposing parties regarding the requested distribution rate increase. The settlement petition provides for a revenue increase of $77 million. As part of the settlement, PECO would enhance its low-income programs as well as provide funding for new energy efficiency programs to help customers manage their energy usage and gas bills. Additionally, PECO would agree not to file a new base rate case for natural gas distribution service before January 1, 2010. On September 18, 2008, the presiding administrative law judge (ALJ) issued a recommended decision approving all aspects of the joint settlement. On October 23, 2008, the PAPUC voted to approve the joint settlement. The approved rate adjustment will be effective beginning January 1, 2009.

•

PECO AEPS Filing — On December 20, 2007, the PAPUC approved PECO’s request to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (AECs) annually (corresponding to the annual output of approximately 240 MWs of wind power) for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the Alternative Energy Portfolio Standards Act (AEPS Act) following the completion of its transition period. PECO conducted its first request for proposal (RFP) for up to 250,000 AECs and received bids in March 2008. On June 24, 2008, the PAPUC authorized acceptance of one bid. Pursuant to the RFP process, PECO entered into a five-year agreement with the accepted bidder on August 28, 2008. PECO is planning to conduct a second RFP later in 2008.

Outlook for 2008 and Beyond.

Several significant events may occur during the rest of 2008 and beyond, including the following:

•

On October 19, 2008, with authorization from Exelon’s Board of Directors, Exelon submitted a proposal to NRG Energy, Inc. (NRG) to enter into a business combination with NRG. In the proposal, if accepted by NRG, Exelon would exchange 0.485 shares of Exelon common stock for each share of NRG common stock. The proposal is subject to the negotiation of a definitive merger agreement, receipt of the necessary board and shareholder approvals, and approvals of regulatory authorities.

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

In Pennsylvania, and similar states where retail electric generation rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on retail customers. Such transition periods have ended for six Pennsylvania electric distribution companies and, in some instances, post-transition electricity price increases occurred. Over the past 20 months, elected officials in Pennsylvania have worked on developing legislation to address these concerns as well as the Governor’s comprehensive energy plan.

On July 9, 2008, the Pennsylvania Legislature passed and the Governor signed legislation providing a $650 million fund to support investment in renewable power resources and conservation. The fund will be appropriated from Pennsylvania’s General Fund.

On October 8, 2008, the Pennsylvania General Assembly passed House Bill No. 2200, which became law upon the signature of the Governor of Pennsylvania. This legislation requires that Pennsylvania electric utility companies meet energy-conservation and demand-reduction targets, beginning in 2011, to enhance the Commonwealth’s energy independence and enable programs to help consumers manage their energy use. By July 1, 2009, PECO will file with the PAPUC plans to meet these energy-efficiency and demand-response goals. Also, PECO will be required to transition its electric customers to smart-meter technology over a fifteen-year period and to make available time-of-use rates and real-time price plans. The legislation allows recovery of costs for each of these programs, subject to approval by the PAPUC. Finally, House Bill No. 2200 provides guidelines associated with electricity procurement that support competitive, market-based procurement through auctions, requests for proposal or bilateral agreements with a prudent mix of spot market purchases, short-term contracts and long-term (more than four years) purchase contracts. If PECO were to fail to achieve the required reductions in consumption within stated deadlines, PECO would be subject to civil penalties of up to $20 million. Any penalties paid would not be recoverable from ratepayers.

•

PECO has engaged the Governor and other Pennsylvania elected officials in negotiations over rate mitigation, including utility contributions to help offset projected price increases upon the expiration of retail electric generation rate cap transition periods. Measures suggested by officials include rate-cap extensions, rate-increase deferrals and phase-ins, a generation tax and contributions of value (potentially billions of dollars statewide) by Pennsylvania utility companies toward rate-relief programs. Although related legislation has been proposed and discussed, no legislation was passed. The Governor and Legislative leaders have pledged to reexamine possible rate increase mitigation measures when the Legislature reconvenes in January 2009.

•

On September 10, 2008, PECO filed its comprehensive Default Service Program and Rate Mitigation Plan with the PAPUC seeking approval to provide default electric service following the expiration of generation rate caps on December 31, 2010. The filing included: (1) PECO’s Default Service Program with competitive, full-requirements energy-supply procurements; (2) a voluntary Early Phase-In Plan allowing customers to pre-pay, with interest, expected post-electric generation rate cap increases; (3) a voluntary deferral phase-in plan allowing customers to phase in rate increases post rate-cap expiration; and (4) an Energy Efficiency Package with energy-efficiency and demand-response programs to help PECO’s customers transition from capped electric generation rates to market-priced generation. PECO anticipates PAPUC decisions in the cases in nine months or so. PECO has requested full and current cost recovery associated with these plans. Additionally, as a result of House Bill 2200, PECO will likely need to amend its procurement and customer energy-efficiency plans.

•

Current market prices for energy have increased significantly over the past few years due to the rise in natural gas and other fuel prices. As a result, PECO customers’ generation rates are below current wholesale energy market prices in PJM, and Generation’s margins on sales in excess of PECO’s requirements have improved. Generation’s ability to achieve those margins following the expiration of its PPA with PECO in 2010 will partially depend on future wholesale energy market prices.

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

•

Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Generation currently procures uranium concentrates through long-term contracts. Approximately 50% of requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking results of operations, cash flow and financial risk into account. On September 2, 2008, Generation submitted a combined Construction and Operating License (COL) application to the NRC seeking authorization to build and operate a new dual unit nuclear generating facility in Victoria County in southeast Texas. In addition, on September 26, 2008, Generation filed a loan guarantee application with the Department of Energy (DOE) for these potential new units. The COL application preserves for Exelon and Generation the option to develop a new nuclear plant in Texas without immediately committing to the full project. In order to continue preserving and assessing this option, Exelon and Generation have approved expenditures on the project of up to $100 million, which includes fees and costs related to the COL, reservation payments and other costs for long-lead components of the project, and other site evaluation and development costs. Amounts spent on the project to date have been expensed. The development phase of the project is expected to extend into 2009, with approval of funding beyond the $100 million commitment subject to management review and board approval. Generation has not made a decision to build a new nuclear plant at this time. Among the various conditions that must be resolved before any formal decision to build is made are the granting of the COL by the NRC, significant progress by the government to resolve questions around the storage or recycling of spent nuclear fuel, broad public acceptance of a new nuclear plant and assurances that a new plant using the new technology can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, production and other potential tax credits, and other key economic factors.

•

On May 1, 2008, Generation announced that it is actively pursuing the development of a 600-megawatt combined-cycle natural gas power plant in Pennsylvania. The new plant would advance Exelon’s efforts to combat carbon emissions associated with electricity generation. Generation has been looking at several existing plant sites that it owns with access to the transmission lines, water and fuel needed to operate a new power plant. Generation has stated that a final decision on whether to move forward would be made only after it had more certainty around the environmental permitting process and had performed a more detailed economic review of building a new plant. Generation estimates that the earliest a plant could be operational is 2012. Amounts spent on the project to date, which are not material, have been expensed, except for certain amounts related to long-lead equipment that have been capitalized.

•

On December 11, 2007, Generation announced that it will seek to accelerate the decommissioning of its Zion Station in Illinois more than a decade earlier than originally planned. Generation has contracted with EnergySolutions, Inc. and its subsidiaries (EnergySolutions) to dismantle the nuclear plant, which closed in 1998. Upon completion of the proposed transaction, the Zion Station’s licenses and decommissioning funds would be transferred to EnergySolutions (while for accounting purposes, based on agreements signed to date, the decommissioning funds are expected to continue to be recorded on Generation’s balance sheet and the transferred decommissioning obligation is expected to be replaced with a payable to EnergySolutions on Generation’s balance sheet). Completion of the arrangement is subject to the satisfaction of a number of closing conditions, including approval of the license transfer from the NRC. A decision by the NRC is expected by December 19, 2008. The IRS issued a private letter ruling on July 14, 2008 indicating that the proposed transfer of the decommissioning funds would be treated as non-taxable to both Generation and EnergySolutions. Prior to completion of the transaction, EnergySolutions must submit a budget that demonstrates that the required work can be completed on schedule for the amount of funds held in decommissioning trusts. On October 14, 2008, EnergySolutions announced that it intended to defer the transfer of the Zion Station assets until after the financial markets stabilize and EnergySolutions reaffirms that there is sufficient value in the Zion decommissioning trust funds to ensure the success of the Zion early decommissioning project. Pursuant to their agreement, EnergySolutions and Generation have until December 31, 2009, to close the transaction. Generation believes that accelerated decommissioning will make the land available for other uses earlier than originally thought possible, and can be completed cost effectively for the amounts that were collected from ratepayers and deposited into the nuclear decommissioning trust funds for Zion Station. The decommissioning of Zion Station by EnergySolutions under the aforementioned arrangement is not expected to have a significant economic impact on Generation.

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

On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties and will review one significant aspect of the Second Circuit Court’s opinion — whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The U.S. Supreme Court has scheduled oral argument on the appeal for December 2, 2008 with a decision in 2009. Should the U.S. Supreme Court find that the EPA can utilize the cost-benefit compliance option, this would provide the utility industry with flexible and cost-effective alternatives. Due to the regulatory and litigation uncertainties, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, cash flows and financial position. If the final rule, or interim state requirements under best professional judgment, has performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then there could be a material impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, cash flows and financial positions.

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

•

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Interstate Rule (CAIR), which had been promulgated by the EPA in 2005 to reduce power plant emissions of SO2 and NOx. CAIR had established new annual (applicable in 23 eastern states) and ozone season (applicable in 25 eastern states) NOx emission caps that were scheduled to take effect in 2009. Further, CAIR would have required an additional reduction of SO2 emissions in 23 eastern states starting in 2010, with additional SO2 and NOx reductions in 2015. The court ruling also vacated the CAIR regional cap and trade programs for SO2 and NOx, which may impair the value of emissions allowances obtained for future compliance. Remaining in effect are the EPA “NOx State Implementation Plan (SIP) Call” regulation applicable to summertime NOx emissions under a cap and trade program and the Acid Rain Program for SO2, reductions.

One impact of the court ruling is that some states were relying on the emissions reductions required by CAIR to support attainment of the National Ambient Air Quality Standards (NAAQS) for fine particulate matter and ground level ozone. On September 25, 2008, EPA petitioned the Court for rehearing of the CAIR decision. Because of its petition, the decision to vacate the CAIR regulation is stayed pending the Court’s response. Should its request for rehearing be denied, EPA will still have the right to subsequently appeal to the U.S. Supreme Court. In the absence of judicial relief, either legislative or regulatory action will be necessary to ensure that the states achieve sufficient NOx and SO2 reductions to meet the NAAQS. Such actions would likely take several years to accomplish. Generation is currently operating in compliance with all federal and state regulations, and it is anticipated that the CAIR invalidation, if upheld by the Court, will not have a material impact on future compliance pending reinstatement of the emission reduction requirements. In the third quarter of 2008, Generation’s routine evaluation of the value of its emission allowances (which are carried at the lower of weighted average cost and market) resulted in the impairment of $2 million of its NOx allowances and no impairment of its SO2 allowances.

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

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2007 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At September 30, 2008, the Registrants’ critical accounting policies and estimates did not change significantly from December 31, 2007, except for the elimination of the critical accounting policy and estimate “Asset Impairments — Investments” as it is no longer applicable to the Registrants due to the adoption of SFAS No. 159 in 2008 and the addition of “Nuclear Decommissioning Trust Fund Investments”. See Notes 3 and 10 of the Combined Notes to Consolidated Financial Statements for further detail. See also Note 16 of the Combined Notes to Consolidated Financial Statements for additional information regarding valuation techniques used to determine the fair value of mark-to-market derivatives.

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations. The nuclear decommissioning trust fund investments hold debt and equity securities directly and indirectly through commingled funds. Generation’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the trusts. These policies restrict the trust funds from holding alternative investments and limit the trust funds’ exposures to investments in highly illiquid markets. On January 1, 2008, Generation elected the fair value option under SFAS No. 159 with respect to these investments; therefore, the investments are carried at fair value with all changes in fair value being recognized through the statement of operations.

With respect to individually held equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which Generation is able to independently corroborate. Regarding fixed income securities, the trustees receive multiple prices from pricing services, which enable cross-provider validations by the trustees in addition to unusual daily movement checks. A primary price source is identified based on asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Generation has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Generation corroborates the fair values of securities by comparison to other market-based price sources.

In accordance with SFAS No. 157, Generation categorizes these investments under a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Investments with maturities of the three months or less when purchased are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ — Global Select Market, which contain all actively traded securities due to the volume trading requirements imposed by these exchanges. In addition, U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. To draw parallels from the trading and quoting of fixed income securities with similar features, pricing services consider various characteristics including the issuer, vintage, purpose of loan, collateral attributes, prepayment speeds, interest rates and credit ratings in order to properly value these securities. Commingled funds, which are analogous to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. Short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities, are categorized as Level 2 as the fair values of these funds are derived from observable prices, and these funds are not subject to restrictions regarding the purchase or sale of shares. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of specific equity indices, specifically the Standard & Poor’s (S&P) 500, the Russell 3000 and the Morgan Stanley Capital International EAFE indices, by purchasing equity securities to replicate the capitalization and characteristics of the indices. The fair value of these commingled funds primarily are based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares of these commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3. See “Fair Value Option for Financial Assets and Liabilities” in Note 10 — Asset Retirement Obligations and Note 16 — Fair Value of Financial Assets and Liabilities for further discussion on the nuclear decommissioning trust fund investments.

New Accounting Pronouncements

See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

	Three Months Ended September 30		Favorable (Unfavorable) Variance
Exelon Corporation	2008	2007
Operating revenues	$5,228	$5,032	$196
Operating expenses
Purchased power and fuel expense	2,045	2,071	26
Operating and maintenance expense	1,121	994	(127)
Depreciation and amortization	431	408	(23)
Taxes other than income	218	208	(10)

Total operating expenses	3,815	3,681	(134)

Operating income	1,413	1,351	62

Other income and deductions
Interest expense	(172)	(162)	(10)
Interest expense to affiliates, net	(31)	(49)	18
Equity in losses of unconsolidated affiliates and investments	(6)	(20)	14
Other, net	(158)	118	(276)

Total other income and deductions	(367)	(113)	(254)

Income from continuing operations before income taxes	1,046	1,238	(192)
Income taxes	346	459	113

Income from continuing operations	700	779	(79)
Income from discontinued operations, net of income taxes	—	1	(1)

Net income	$700	$780	$(80)

Diluted earnings per share	$1.06	$1.15	$(0.09)

Net Income.    Exelon’s net income for the three months ended September 30, 2008 decreased due to unrealized losses associated with Generation’s nuclear decommissioning trust fund investments; unfavorable weather conditions in the ComEd and PECO service territories; increased allowance for uncollectible accounts expense at PECO and ComEd as well as the establishment of a reserve related to Generation’s accounts receivable from Lehman; discrete disallowances, net of regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case; increased scheduled CTC amortization expense at PECO; income associated with investments in synthetic fuel-producing facilities in 2007; labor-related inflation; and changes in Generation’s decommissioning ARO determination. These decreases were partially offset by the impact of the Illinois settlement reached in 2007; higher average realized margins at Generation, reflecting higher realized prices on market sales partially offset by increased nuclear fuel costs; increased nuclear output at Generation; net mark-to-market gains on economic hedging activities; increased transmission revenue and delivery service revenue at ComEd resulting from the 2007 rate cases; and decreased stock-based compensation costs.

Operating Revenues.    Operating revenues increased due to the impact of the Illinois settlement reached in 2007; higher realized prices on market sales; higher nuclear output; and increased transmission revenue at ComEd due to an annual rate increase effective June 2008 provided for by the 2007 transmission rate case; and increased delivery service revenue at ComEd due to the ICC’s final order in the 2007 rate case, which became effective in September 2008. These increases were partially offset by unfavorable weather conditions in the ComEd and PECO service territories.

Purchased Power and Fuel Expense.    Purchased power and fuel expense decreased due to net mark-to-market gains on economic hedging activities; the impact of the Illinois Settlement in 2007; and

unfavorable weather conditions in the ComEd and PECO service territories. These decreases were partially offset by increased nuclear fuel costs at Generation. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to increased allowance for uncollectible accounts expense at PECO and ComEd as well as the establishment of a reserve related to Generation’s accounts receivable from Lehman; discrete disallowances, net of allowed regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case; labor-related inflation; and a decrease in Generation’s nuclear decommissioning liability. These increases are partially offset by decreased stock-based compensation costs. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to increased scheduled CTC amortization expense at PECO.

Taxes Other Than Income.    Taxes other than income increased primarily due to the impact of the 2007 reduction in the reserve related to the PURTA settlement, partially offset by the amortization of the regulatory liability recorded in connection with the PURTA settlement, which began in January 2008. The impact of the amortization on net income is offset by lower revenues due to a reduction in the distribution rates to refund the PURTA taxes to customers.

Interest Expense.    Interest expense decreased primarily due to lower interest on spent nuclear fuel obligations as a result of lower rates and a decrease in outstanding debt balance due to PETT as a result of scheduled principal payments.

Other Income and Deductions.    The change in other income and deductions primarily reflects unrealized losses on Generation’s nuclear decommissioning trust funds investments of the AmerGen units and the unregulated portions of the Peach Bottom units; and income associated with investments in synthetic fuel-producing facilities that ceased operations at the end of 2007.

Effective Income Tax Rate.    Exelon’s effective income tax rate from continuing operations for the three months ended September 30, 2008 was 33.1% as compared to 37.1% for the three ended September 30, 2007. The tax benefit on realized and unrealized losses on the decommissioning trust funds recorded at Generation resulted in a decrease of 5.1% partially offset by the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007 which resulted in an increase of 0.5%.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended September 30, 2008 compared to the same period in 2007 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$635	$549	$86
ComEd	33	65	(32)
PECO	90	168	(78)
Other	(58)	(3)	(55)

Total	$700	$779	$(79)

Net Income (Loss) by Business Segment

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$635	$548	$87
ComEd	33	65	(32)
PECO	90	168	(78)
Other	(58)	(1)	(57)

Total	$700	$780	$(80)

Results of Operations — Generation

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$3,073	$2,837	$236
Operating expenses
Purchased power and fuel	1,197	1,275	78
Operating and maintenance	625	544	(81)
Depreciation and amortization	58	66	8
Taxes other than income	53	47	(6)

Total operating expenses	1,933	1,932	(1)

Operating income	1,140	905	235

Other income and deductions
Interest expense	(34)	(35)	1
Equity in earnings (losses) of investments	—	—	—
Other, net	(164)	15	(179)

Total other income and deductions	(198)	(20)	(178)

Income from continuing operations before income taxes	942	885	57
Income taxes	307	336	29

Income from continuing operations	635	549	86
Income (loss) from discontinued operations, net of income taxes	—	(1)	1

Net income	$635	$548	$87

Net Income.    Generation’s net income for the three months ended September 30, 2008 increased compared to the same period in 2007 primarily due to higher operating revenues, net of purchased power and fuel expense, as a result of higher average realized margins, reflecting higher realized prices on market sales, higher net mark-to-market gains on economic hedging activities, increased nuclear output and lower costs incurred in conjunction with the Illinois Settlement, partially offset by an increase in nuclear fuel costs. Partially offsetting the higher net operating revenues, net of purchased power and fuel expense were higher operating and maintenance expenses and unrealized losses related to nuclear decommissioning trust fund investments. Higher operating and maintenance expenses included higher salary and benefit costs, the establishment of a reserve for Generation’s accounts receivable from Lehman, changes in Generation’s decommissioning ARO obligation, increased nuclear refueling outage costs associated with a higher number of scheduled refueling outage days and nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas, partially offset by a decrease in stock-based compensation and contracting costs.

Operating Revenues.    For the three months ended September 30, 2008 and 2007, Generation’s sales were as follows:

Revenue	Three Months Ended September 30,		Variance	% Change
	2008	2007
Electric sales to affiliates(a)	$1,028	$1,019	$9	0.9%
Wholesale and retail electric sales(a)	1,975	1,854	121	6.5%

Total electric sales revenue	3,003	2,873	130	4.5%
Retail gas sales	85	63	22	34.9%
Trading portfolio	2	11	(9)	n.m
Other operating revenue(b)	(17)	(110)	93	n.m

Total operating revenue	$3,073	$2,837	$236	8.3%

(a)

$15 million of a pre-tax reduction in revenue resulting from the settlement of the ComEd swap have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales for the three months ended September 30, 2008.

(b)

Includes amounts incurred for the Illinois Settlement, revenues relating to fossil fuel sales and decommissioning revenue from PECO during 2008. Includes revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO during 2007.

n.m.	Not meaningful.

Sales (in gigawatt hours (GWhs)(a))	Three Months Ended September 30,		Variance	% Change
	2008	2007
Electric sales to affiliates	17,962	18,003	(41)	(0.2)%
Wholesale and retail electric sales	29,935	33,109	(3,174)	(9.6)%

Total electric sales	47,897	51,112	(3,215)	(6.3)%

(a)	One GWh is the equivalent of one million kilowatt hours (kWhs).

Trading volumes of 3,092 GWhs and 5,667 GWhs for the three months ended September 30, 2008 and 2007, respectively, are not included in the table above.

Electric sales to affiliates.    The changes in Generation’s electric sales to affiliates for the three months ended September 30, 2008 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (Decrease)
ComEd	$(1)	$1	$—
PECO	12	(3)	9

Total	$11	$(2)	$9

In the PECO territories, the increase in price reflects a favorable change in the mix of average pricing related to PECO’s PPA with Generation. The volume decrease in the PECO territories was primarily due to unfavorable weather conditions. In the ComEd territories, both prices and volumes were relatively flat when compared to the same period in 2007.

Wholesale and retail electric sales.    The increase in Generation’s wholesale and retail electric sales for the three months ended September 30 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Price	$299
Volume	(178)

Increase in wholesale and retail electric sales	$121

The increase in price was primarily the result of an overall increase in realized market prices. The decrease in realized volumes is reflective of an increased use of financial instruments versus physical contracts in addition to lower volumes of generation sold to the market.

Retail gas sales.    Retail gas sales increased $22 million for the three months ended September 30, 2008, as compared to the same period in 2007, of which $28 million was due to higher realized prices offset by a $6 million decrease in volumes as a result of lower demand.

Trading Portfolio.    Trading portfolio decreased $9 million for the three months ended September 30, 2008, as compared to the same period in 2007, which was due primarily to increased revenue recorded during the three months ended September 30, 2007 from certain long options in the proprietary trading portfolio.

Other revenue.    The increase in other revenues for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to an $81 million decrease in costs related to the Illinois Settlement.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

Supply Source (in GWhs)	Three Months Ended September 30,		Variance	% Change
	2008	2007
Nuclear generation(a)	36,451	36,356	95	0.3%
Purchases	8,761	11,689	(2,928)	(25.0)%
Fossil and hydroelectric generation	2,685	3,067	(382)	(12.5)%

Total supply	47,897	51,112	(3,215)	(6.3)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the three months ended September 30, 2008 compared to the same period in 2007. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs and tolling agreement costs	$302	$(209)	$93
Generation costs	(46)	(2)	(48)
Fuel resale costs	41	(6)	35
Mark-to-market	n.m.	n.m.	(158)

Decrease in purchased power and fuel expense			$(78)

n.m.	Not meaningful

Purchased Power Costs and Tolling Agreement Costs.    Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation realized overall higher prices for purchased power as a result of an overall increase in market prices. Generation had lower purchased power volumes primarily due to increased use of financial instruments versus physical contracts, as well as a decrease due to the termination of the Stateline PPA in October 2007.

Generation Costs.    Generation costs include fuel cost for internally generated energy. Generation experienced overall lower generation costs for the three months ended September 30, 2008, as compared to the same period in 2007 primarily as a result of favorable hedging activity for fossil fuels, partially offset by increased costs for uranium and a gas inventory impairment of $7 million.

Fuel Resale Costs.    Fuel resale costs include retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the three months ended September 30, 2008 as compared to the same period in 2007 consisted of overall higher prices resulting in an increase of $41 million, which included a gas inventory impairment of $9 million. This was offset by lower demand resulting in a volume decrease of $6 million.

Mark-to-market.    Generation is exposed to market risks associated with changes in commodity prices, and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on power hedging activities were $356 million for the three months ended September 30, 2008 compared to losses of $32 million for the same period in 2007. Mark-to-market losses on fuel hedging activities were $198 million for the three months ended September 30, 2008 compared to gains of $32 million for the same period in 2007. See Note 16 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives under SFAS No. 157.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the three months ended September 30, 2008, as compared with the same period in 2007. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

($/MWh)	Three Months Ended September 30,		% Change
	2008	2007
Average electric revenue
Electric sales to affiliates (a)	$57.21	$56.59	1.1%
Wholesale and retail electric sales(a)	65.98	56.00	17.8%
Total — excluding the trading portfolio	62.70	56.21	11.5%
Average electric supply cost (b) — excluding the proprietary trading portfolio	26.16	23.61	10.8%
Average margin — excluding the proprietary trading portfolio	36.54	32.60	12.1%

(a)

$15 million of a pre-tax reduction in revenue from settlements related to the ComEd swap have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales for the three months ended September 30, 2008.

(b)

Average electric supply cost includes purchased power and fuel costs associated with electric sales excluding the impact of mark-to-market hedging activities. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the three months ended September 30, 2008, as compared with the same period in 2007, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended September 30,
	2008	2007
Nuclear fleet capacity factor(a)	97.2%	97.0%
Nuclear fleet production cost per MWh(a)	$14.20	$13.01

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to fewer non-refueling outage days as well as higher capacity factors by several units during the three months ended September 30, 2008 compared to the same period in 2007. For the three months ended September 30, 2008 and 2007, refueling outage days totaled 17 and 9, respectively, while non-refueling outage days totaled 8 and 13, respectively. The higher number of net MWh’s generated were offset by higher nuclear fuel costs plus higher refueling outage costs associated with the higher number of refueling outage days resulting in a higher production cost per MWh for the three months ended September 30, 2008 as compared to the same period in 2007.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Wages, salaries and benefits	$46
Accounts receivable reserve	22
Nuclear ARO adjustment	10
Nuclear refueling outage costs and operating maintenance and inspection costs, including the co-owned Salem plant	9
New nuclear project development costs	6
Stock-based compensation	(12)
Contractor costs	(7)
Other	7

Increase in operating and maintenance expense	$81

•

The $46 million increase in wages, salaries and benefits reflects the impact of inflation and the costs for nuclear security personnel hired to replace the security services previously provided by an external organization.

•	The $22 million increase is the result of a reserve for Generation’s direct net exposure to Lehman. See Liquidity and Capital Resources — Market Conditions for additional information.

•

The $10 million increase related to the nuclear ARO adjustment was associated with the recognition of income of $19 million related to an ARO adjustment in 2008, compared to income of $29 million related to an ARO adjustment in 2007, representing reductions in the asset retirement obligation in excess of the asset retirement cost balances for the unregulated units (the AmerGen units and the unregulated portions of the Peach Bottom units).

•

The $9 million increase in nuclear refueling outage costs and operating maintenance and inspection costs was primarily associated with the higher number of refueling outage days during the three months ended September 30, 2008 as compared to the same period in 2007.

•

The $6 million increase in new nuclear project development costs was due to costs incurred for the evaluation and development of a new nuclear generating facility in Texas, including fees and costs related to the COL and other site evaluation and development.

•	The $12 million decrease in stock-based compensation was the result a decrease in Exelon’s stock price.

•

The $7 million decrease in contractor costs was primarily due to Generation no longer using an external organization for security at its nuclear plants; instead Generation has hired its own personnel to provide its security services.

Taxes Other Than Income.    The increase in taxes other than income for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to increased payroll taxes.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended September 30, 2008 compared to the same period in 2007 decreased primarily due to a change in the estimated end of useful life of a fossil-fired power plant in the third quarter of 2008, partially offset by the impact of higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during refueling outages). The aforementioned adjustment will not result in a material change to future depreciation expense as compared to amounts recognized in periods prior to the change.

Interest Expense.    Interest expense was relatively unchanged for the three months ended September 30, 2008 compared to the same period in 2007 reflecting lower interest on spent nuclear fuel obligations as a result of lower rates, offset by increased interest from higher outstanding long-term debt balances as a result of the September 2007 bond issuance.

Other, Net.    The decrease in other, net primarily reflects net unrealized losses in 2008 on the nuclear decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to adverse financial market conditions and the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units.

The following table provides unrealized and realized gains (losses) on the decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units recognized in other, net for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Net unrealized gains (losses) on decommissioning trust funds — unregulated units	$(105)	$—	(b)
Net realized gains (losses) on sale of decommissioning trust funds — unregulated units	$(7)		$(3)
Other-than-temporary impairment of decommissioning trust funds — unregulated units(a)	n/a		$(3)

(a)

As a result of certain NRC restrictions, Exelon and Generation were unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and, accordingly, recognized any unrealized holding losses immediately. After the adoption of the fair value option under SFAS 159 on January 1, 2008, other-than-temporary impairments are no longer recognized since all changes in fair value are recognized in the Statement of Operations beginning January 1, 2008.

(b)	Unrealized gains(losses) were included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheet prior to the adoption of FAS 159 on January 1, 2008.

See “Fair Value Option for Financial Assets and Liabilities” in Note 10 — Asset Retirement Obligations for further discussion on the nuclear decommissioning trust fund investments.

Effective Income Tax Rate.    Generation’s effective income tax rate from continuing operations for the three months ended September 30, 2008 was 32.6% as compared to 38.0% for the three months ended September 30, 2007. Generation’s effective tax rate decreased primarily as a result of recording a tax benefit in 2008 on realized and unrealized losses in its nuclear decommissioning fund investments. The tax benefits on the realized and unrealized losses discussed above were recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the three months ended September 30, 2008 since the annual amount of these losses cannot be reliably estimated and, therefore, were not included in the forecasted effective tax rate.

Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$1,729	$1,758	$(29)
Purchased power	1,068	1,100	32

Revenue net of purchased power	661	658	3

Other operating expenses
Operating and maintenance	317	268	(49)
Depreciation and amortization	119	110	(9)
Taxes other than income	87	87	—

Total other operating expenses	523	465	(58)

Operating income	138	193	(55)

Other income and deductions
Interest expense, net	(87)	(90)	3
Equity in losses of unconsolidated affiliates	(2)	(2)	—
Other, net	3	4	(1)

Total other income and deductions	(86)	(88)	2

Income before income taxes	52	105	(53)
Income taxes	19	40	21

Net income	$33	$65	$(32)

Net Income.    ComEd’s net income decreased primarily as a result of higher operating and maintenance expenses, principally driven by disallowances arising from the 2007 Rate Case order and an increase in the allowance for uncollectible accounts expense. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Operating Revenues and Purchased Power Expense.    ComEd evaluates its operating performance using the measure of revenue net of purchased power. ComEd believes revenue net of purchased power is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. In general, effective January 2, 2007, ComEd only earns margin based on the delivery and transmission of electricity. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power for the three months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Retail energy and customer choice	$(34)	$(34)	$—
Transmission	9	11	(2)
Volume — delivery	(2)	n/a	(2)
Weather — delivery	(28)	n/a	(28)
Wholesale contracts	(4)	(5)	1
Rate relief program	3	n/a	3
Energy efficiency and demand response programs	11	n/a	11
2007 Rate Case	10	n/a	10
Other	6	(4)	10

Total (decrease) increase	$(29)	$(32)	$3

n/a	Not applicable.

Retail energy and customer choice

Revenue

All ComEd customers have the choice to purchase electricity from a competitive electric supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. Customer choice does not affect ComEd’s operating revenue net of purchase power, because the cost of the procured power is passed along to customers without mark-up. As of September 30, 2008, six competitive electric suppliers had been granted approval to serve residential customers in the ComEd service territory. There are currently a minimal number of residential customers being served by alternative suppliers.

For the three months ended September 30, 2008 and 2007, 50% and 47%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers.

	Three Months Ended September 30,
	2008	2007
Retail customers purchasing electricity from a competitive electric generation supplier:
Number of customers at period end	41,600	43,000
Percentage of total retail customers	1%	1%
Volume (GWhs)	12,448	12,360
Percentage of total retail deliveries	50%	47%

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to the impact of ComEd customers electing to purchase electricity from a competitive electric generation supplier.

Transmission

Revenue.    During the three months ended September 30, 2008, ComEd experienced increased revenue from an increase in transmission rates. ComEd has a FERC-approved formula rate for its transmission rates, which was updated with the first annual adjustment on June 1, 2008. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Purchased Power.    The increase in purchased power expense during the three months ended September 30, 2008 is due to the impacts of a reduction of Seams Elimination Charge / Cost Adjustment / Assignment (SECA) reserves for potential refund, which was recorded during the three months ended September 30, 2007. The remaining reserve existing at September 30, 2008 represents management’s best estimate of the remaining amounts required to be refunded. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Volume — Delivery

Revenue.    The decrease in distribution service revenues primarily resulted from a decrease in deliveries, excluding the effects of weather, due to decreased usage per customer.

Weather — Delivery

Revenue.    Revenues were lower due to unfavorable weather conditions for the three months ended September 30, 2008 compared to the same period in 2007. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased delivery of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business in ComEd’s service territory. During the three months ended September 30, 2008 compared to the same period in 2007, cooling degree days were 16% lower and heating degree days were 7% lower.

Rate relief program

Revenue.    During the three months ended September 30, 2008 compared to the three months ended September 30, 2007, ComEd funded less rate relief credits to customers. Credits provided to customers are recorded as a reduction to operating revenues; therefore, the reduction in credits resulted in an increase in revenues during the third quarter of 2008. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Energy efficiency and demand response programs

Revenue.    As a result of the Illinois Settlement, utilities are allowed recovery of costs for energy efficiency and demand response programs beginning June 1, 2008. During the three months ended September 30, 2008, ComEd recognized $11 million of revenue associated with allowable costs. This amount was offset by an equal amount of operating and maintenance expense. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

2007 Rate Case

Revenue.    The ICC issued an order in the 2007 Rate Case approving an increase in ComEd’s annual revenue requirement. The order became effective September 16, 2008 resulting in a $10 million increase in revenues for the three months ended September 30, 2008 compared to the same period in 2007. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the three months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
2007 Rate Case asset disallowances(a)	$35
Allowance for uncollectible accounts expense	20
Energy efficiency and demand response programs	11
Corporate allocations	8
Wages and salaries	6
Fringe benefits	(2)
Post rate freeze period transition expenses incurred in 2007	(5)
Injuries and damages	(9)
Storm-related costs	(12)
2007 Rate Case regulatory assets(a)	(13)
Other	10

Increase in operating and maintenance expense	$49

(a)

In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In addition, ComEd established regulatory assets of $13 million associated with reversing previously incurred expenses. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Allowance for uncollectible accounts expense.    The allowance for uncollectible accounts expense increased during the third quarter of 2008 due to increased customer account charge-offs and the impact of rate relief credits that reduced this expense during the third quarter of 2007. Management believes the current overall negative economic conditions contributed to the increase in uncollectible accounts expense in the third quarter of 2008 and may negatively impact future uncollectible accounts expense relative to historical levels.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended September 30, 2008 compared to the same period in 2007 was the result of higher plant balances in 2008 and the 2007 Rate Case order discussed above.

Interest Expense, Net.    Interest expense, net decreased for the three months ended September 30, 2008 compared to the same period in 2007 as a result of lower interest rates partially offset by higher outstanding debt balances.

Other, Net.    Other, net remained relatively constant for the three months ended September 30, 2008 compared to the same period in 2007.

Effective Income Tax Rate.    ComEd’s effective income tax rate for the three months ended September 30, 2008 was 36.5% as compared to 38.1% for the three months ended September 30, 2007. Overall, the effective tax rate remains relatively unchanged.

ComEd Electric Operating Statistics and Revenue Detail

Retail Deliveries (in GWhs)	Three Months Ended September 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	8,114	8,997	(883)	(9.8)%
Small commercial & industrial	4,047	4,330	(283)	(6.5)%
Large commercial & industrial	319	351	(32)	(9.1)%
Public authorities & electric railroads	168	167	1	0.6%

Total full service	12,648	13,845	(1,197)	(8.6)%

Delivery only(b)
Small commercial & industrial	4,932	4,927	5	0.1%
Large commercial & industrial	7,379	7,307	72	1.0%
Public authorities & electric railroads	137	126	11	8.7%

Total delivery only	12,448	12,360	88	0.7%

Total retail deliveries	25,096	26,205	(1,109)	(4.2)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

	Three Months Ended September 30,		Variance	% Change
Electric Revenue	2008	2007
Full service(a)
Residential	$950	$987	$(37)	(3.7)%
Small commercial & industrial	428	438	(10)	(2.3)%
Large commercial & industrial	31	29	2	6.9%
Public authorities & electric railroads	14	15	(1)	(6.7)%

Total full service	1,423	1,469	(46)	(3.1)%

Delivery only(b)
Small commercial & industrial	75	74	1	1.4%
Large commercial & industrial	78	75	3	4.0%
Public authorities & electric railroads	2	1	1	100%

Total delivery only	155	150	5	3.3%

Total electric retail revenues	1,578	1,619	(41)	(2.5)%
Other revenue(c)	151	138	13	9.4%
Economic hedge derivative contracts	—	1	(1)	n.m.

Total operating revenues	$1,729	$1,758	$(29)	(1.6)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier.
(c)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.
n.m.	Not meaningful.

Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$1,441	$1,459	$(18)
Purchased power and fuel	743	720	(23)

Revenue net of purchased power and fuel	698	739	(41)

Other operating expenses
Operating and maintenance	192	152	(40)
Depreciation and amortization	243	221	(22)
Taxes other than income	73	70	(3)

Total other operating expenses	508	443	(65)

Operating income	190	296	(106)

Other income and deductions
Interest expense, net	(55)	(61)	6
Equity in losses of unconsolidated affiliates	(4)	(1)	(3)
Other, net	2	25	(23)

Total other income and deductions	(57)	(37)	(20)

Income before income taxes	133	259	(126)
Income taxes	43	91	48

Net income	90	168	(78)
Preferred stock dividends	1	1	—

Net income on common stock	$89	$167	$(78)

Net Income.    PECO’s net income for the three months ended September 30, 2008 compared to the same period in 2007 decreased due to lower operating revenues net of purchased power and fuel expense, which reflected unfavorable weather conditions, as well as higher operating and maintenance expenses, primarily driven by an increase in the allowance for uncollectible accounts expense and scheduled CTC amortization in accordance with the Competition Act.

Operating Revenues, Purchased Power and Fuel Expense.    PECO evaluates its operating performance using the measures of revenue net of purchased power for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$(38)	$(17)	$(21)	$—	$—	$—	$(38)	$(17)	$(21)
Pricing	(2)	9	(11)	—	4	(4)	(2)	13	(15)
Transmission	(1)	3	(4)	—	—	—	(1)	3	(4)
Volume	12	7	5	(3)	(2)	(1)	9	5	4
Rate increases	—	—	—	11	11	—	11	11	—
Customer choice	2	2	—	—	—	—	2	2	—
Spot market activity	6	6	—	—	—	—	6	6	—
Other	(5)	—	(5)	—	—	—	(5)	—	(5)

Total increase (decrease)	$(26)	$10	$(36)	$8	$13	$(5)	$(18)	$23	$(41)

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Electric revenues were lower due to unfavorable weather conditions in PECO’s service territory, where cooling degree days were 6% lower during the three months ended September 30, 2008 compared to the same period in 2007. Cooling degree days are quantitative indices that reflect the demand for energy needed to cool a home or business.

Purchased Power.    The decrease in purchased power attributable to weather was due to lower demand as a result of unfavorable weather conditions in the PECO service territory relative to the prior year.

Pricing

Revenues.    The decrease in electric revenues as a result of pricing reflected the reduction in distribution rates made to refund the PURTA tax settlement to customers. This rate change had no impact on operating income because it was offset by the amortization of the regulatory liability related to the PURTA tax settlement that is reflected in taxes other than income. The decrease was partially offset by higher energy market prices, at which rate certain large commercial and industrial customers were charged.

Purchased Power.    The increase in purchased power as a result of pricing reflected the increased market prices for electricity, at which rate PECO procures electricity on behalf of certain large commercial and industrial customers.

Transmission

Revenues.    Transmission revenues represent revenue earned by PECO as a transmission owner. PECO earns revenue through PJM for the use of PECO’s transmission facilities. The decrease in transmission revenue was due to a decrease in wholesale transmission revenue received from PJM.

Purchased Power.    Transmission expenses represent wholesale transmission costs and other costs allocated by PJM, including the reliability must run charges, default charges and regional transmission expansion plan

(RTEP) project costs. The increase in transmission expense was due to increased allocated costs from PJM, partially offset by decreased wholesale transmission costs.

Volume

Revenues.    The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes and increased usage per customer in the residential customer class. The decrease in gas revenues as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased usage per customer, primarily in the residential and small commercial and industrial customer classes.

Purchased Power and Fuel Expense.    The increase in purchased power as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes and increased usage per customer in the residential customer class. The decrease in fuel expense as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased gas usage per customer, primarily in the residential and small commercial and industrial customer classes.

Rate increases

Revenues.    The increase in gas revenues was due to net increases in rates through PAPUC-approved quarterly changes to the purchased gas cost clause to reflect current market prices for gas. The average purchased gas cost rate per million cubic feet in effect for the three months ended September 30, 2008 was 30% higher than the average rate for the same period in 2007.

Fuel Expense.    The increase in fuel expense reflected higher market gas prices.

Customer choice

Revenues and Purchased Power.    For the three months ended September 30, 2008, 1% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers compared to 2% for the same period in 2007.

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

	Three Months Ended September 30,
	2008	2007
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	26,000	30,100
Percentage of total retail customers	2%	2%
Volume (GWhs)	141	173
Percentage of total retail deliveries	1%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Spot market activity

Revenues.    Spot market electricity sales revenue results from surplus hourly energy that occurs whenever the energy supply scheduled in the day-ahead market to serve the expected load exceeds the actual load on the delivery day. Spot market revenue is passed through as a credit to purchased power expense to Generation in accordance with the PPA.

Purchased Power.    Spot market electricity purchases result from scheduled energy transactions that are insufficient to cover the actual load and, occurs whenever the energy supply scheduled in the day-ahead market to serve the expected load is not enough to serve the actual load on the delivery day. Also, spot market purchase power expense reflects the net spot market sales and purchases activity that is passed through to Generation in accordance with the PPA. Therefore, spot market activity has no impact on PECO’s results from operations.

Other

Revenues.    The decrease in other electric revenue was primarily due to decreased late payment fees.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense.	$36
Incremental storm-related costs	7
Severance-related expenses	1
Fringe benefits	(2)
Contracting	(2)

Increase in operating and maintenance expense	$40

Allowance for uncollectible accounts expense.    The additional expense is primarily due to updated reserve estimates to reflect anticipated increases in customer account charge-offs associated with recent and upcoming increases in customer terminations, as well as the further deterioration in actual and projected collections of PECO’s higher risk customer accounts receivable. PECO is also experiencing an increase in the aging of its high risk accounts receivable balances. The higher expense is in part a result of a previous temporary suspension of certain collection processes during a billing system conversion project in 2006 and 2007. Management believes the current overall negative economic conditions are contributing to the increase in uncollectible accounts expense in the third quarter of 2008 and may negatively impact future uncollectible accounts expense relative to historical levels.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in CTC amortization of $21 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    The increase in taxes other than income was primarily due to the impact of the 2007 reduction in the reserve related to the PURTA settlement, partially offset by the amortization of the regulatory liability recorded in connection with the PURTA settlement, which began in January 2008. The impact of the amortization on net income is offset by lower revenues due to a reduction in the distribution rates to refund the PURTA taxes to customers. See Note 13 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the PURTA settlement.

Interest Expense, Net.    The decrease in interest expense, net for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to a decrease in the outstanding debt balance due to PECO Energy Transition Trust (PETT) as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding during the quarter.

Other, Net.    The decrease for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to decreased interest income related to uncertain income tax positions and the impact of interest income recognized related to the PURTA tax settlement in 2007. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate.    PECO’s effective income tax rate for the three months ended September 30, 2008 was 32.3% as compared to 35.1% for the three months ended September 30,2007. The decrease in the effective tax rate was a result of reduced income while permanent differences remained relatively constant, partially offset by tax expense incurred for the IRS settlement relating to prior tax years. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further details.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended September 30,		Variance	% Change
Retail Deliveries (in GWhs)	2008	2007
Full service(a)
Residential	3,802	3,889	(87)	(2.2)%
Small commercial & industrial	2,258	2,255	3	0.1%
Large commercial & industrial	4,445	4,484	(39)	(0.9)%
Public authorities & electric railroads	221	249	(28)	(11.2)%

Total full service	10,726	10,877	(151)	(1.4)%

Delivery only(b)
Residential	9	12	(3)	(25.0)%
Small commercial & industrial	131	158	(27)	(17.1)%
Large commercial & industrial	1	3	(2)	(66.7)%

Total delivery only	141	173	(32)	(18.5)%

Total retail deliveries	10,867	11,050	(183)	(1.7)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

	Three Months Ended September 30,		Variance	% Change
Electric Revenue	2008	2007
Full service(a)
Residential	$591	$611	$(20)	(3.3)%
Small commercial & industrial	293	299	(6)	(2.0)%
Large commercial & industrial	376	373	3	0.8%
Public authorities & electric railroads	22	23	(1)	(4.3)%

Total full service	1,282	1,306	(24)	(1.8)%

Delivery only(b)
Residential	1	1	—	0.0%
Small commercial & industrial	7	9	(2)	(22.2)%
Large commercial & industrial	—	—	—	0.0%

Total delivery only	8	10	(2)	(20.0)%

Total electric retail revenues	1,290	1,316	(26)	(2.0)%

Other revenue(c)	76	76	—	0.0%

Total electric and other revenue	$1,366	$1,392	$(26)	(1.9)%

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

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	Three Months Ended September 30,		Variance	% Change
	2008	2007
Retail sales	3,794	3,845	(51)	(1.3)%
Transportation	6,455	7,393	(938)	(12.7)%

Total	10,249	11,238	(989)	(8.8)%

Revenue	Three Months Ended September 30,		Variance	% Change
	2008	2007
Retail sales	$70	$60	$10	16.7%
Transportation	4	5	(1)	(20.0)%
Resales and other	1	2	(1)	(50.0)%

Total gas revenue	$75	$67	$8	11.9%

Results of Operations — Exelon Corporation

Nine months Ended September 30, 2008 Compared To Nine months Ended September 30, 2007

Exelon Corporation	Nine months Ended September 30		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$14,366	$14,362	$4
Operating expenses
Purchased power and fuel expense	5,173	5,726	553
Operating and maintenance expense	3,400	3,114	(286)
Depreciation and amortization	1,230	1,146	(84)
Taxes other than income	597	603	6

Total operating expenses	10,400	10,589	189

Operating income	3,966	3,773	193

Other income and deductions
Interest expense	(532)	(480)	(52)
Interest expense to affiliates, net	(106)	(158)	52
Equity in losses of unconsolidated affiliates and investments	(19)	(89)	70
Other, net	(256)	224	(480)

Total other income and deductions	(913)	(503)	(410)

Income from continuing operations before income taxes	3,053	3,270	(217)
Income taxes	1,022	1,107	85

Income from continuing operations	2,031	2,163	(132)
Income from discontinued operations, net of income taxes	(1)	10	(11)

Net income	$2,030	$2,173	$(143)

Diluted earnings per share	$3.06	$3.20	$(0.14)

Net Income.    Exelon’s net income for the nine months ended September 30, 2008 decreased due to unrealized and realized losses associated with Generation’s nuclear decommissioning trust funds; decreased nuclear output at Generation reflecting increased scheduled refueling outage days; unfavorable weather conditions in the ComEd and PECO service territories; the impact of the Illinois settlement reached in 2007; increased allowance for uncollectible accounts expense at PECO and ComEd as well as the establishment of a reserve related to Generation’s accounts receivable from Lehman; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; discrete disallowances, net of regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case; increased scheduled CTC amortization expense at PECO; increased depreciation at Generation and ComEd due to increased capital expenditures; higher storm costs at ComEd and PECO; labor-related inflation; changes in Generation’s decommissioning ARO determination; income associated with investments in synthetic fuel-producing facilities in 2007; and the impacts of a reduction of a reserve associated with PECO’s property tax settlement related to the PURTA in 2007. These decreases were partially offset by higher average realized margins at Generation, reflecting higher realized prices on market sales partially offset by increased nuclear fuel costs; increased revenue from certain long options in Generation’s proprietary trading portfolio; net mark-to-market gains on economic hedging activities; gains related to the settlement of claims related to uranium supply agreements; increased transmission revenue and delivery service revenue at ComEd resulting from the 2007 rate cases; a favorable income tax benefit associated with Exelon’s method of capitalizing overhead costs; and decreased stock-based compensation costs.

Operating Revenues.    Operating revenues increased due to higher realized prices on Generation’s market sales; increased revenue from certain long options in Generation’s proprietary trading portfolio; increased transmission revenue at ComEd due to an annual rate increase effective June 2008 provided for by the 2007 transmission rate case; and increased delivery service revenue at ComEd due to the ICC’s final order in the 2007 rate case, which became effective in September 2008. These increases were partially offset by decreased nuclear output at Generation reflecting increased scheduled refueling outage days; the impact of the Illinois settlement reached in 2007; and unfavorable weather conditions in the ComEd and PECO service territories.

Purchased Power and Fuel Expense.    Purchased power and fuel expense decreased due to lower purchased power volumes at Generation; net mark-to-market gains on economic hedging activities; favorable settlements reached in 2008 related to uranium supply agreements; higher energy delivery volume at ComEd and PECO, exclusive of the effects of weather; and higher net mark-to-market gains on Generation’s economic hedging activities. These decreases were partially offset by the impacts of a favorable PJM billing dispute settlement with PPL in the first quarter of 2007; and increased nuclear fuel costs at Generation. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to increased allowance for uncollectible accounts expense at PECO and ComEd as well as the establishment of a reserve related to Generation’s accounts receivable from Lehman; discrete disallowances, net of allowed regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case; nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas; labor-related inflation; a decrease in Generation’s decommissioning ARO determination; and higher storm-related costs at ComEd and PECO. These increases are partially offset by the impacts of post rate freeze period transition expense at ComEd in 2007 and decreased stock-based compensation costs in 2008. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to increased scheduled CTC amortization expense at PECO and higher plant balances due to capital additions at Generation and ComEd.

Taxes Other Than Income.    Taxes other than income decreased primarily due to an Illinois distribution tax refund received in 2008 and the amortization of the regulatory liability recorded in connection with the PURTA settlement, which began in January 2008 and is offset by lower revenues due to a reduction in the distribution rates to refund the PURTA taxes to customers. These factors are partially offset by the impact of the 2007 reduction in the reserve related to the PURTA settlement and increased property taxes, payroll taxes and sales and use taxes at Generation.

Interest Expense.    Interest expense remained constant for the nine months ended September 30, 2008 compared to the same period in 2007. This primarily resulted from higher outstanding long-term and short-term debt balances offset by lower interest on spent nuclear fuel obligations as a result of lower rates at Generation and a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments.

Other Income and Deductions.    The change in other income and deductions primarily reflects unrealized losses on Generation’s nuclear decommissioning trust funds investments of the AmerGen units and the unregulated portions of the Peach Bottom units; realized losses on the trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to the execution of a tax planning strategy in the first quarter of 2008; the impact of interest income related to the favorable PJM billing settlement with PPL in 2007; and income associated with investments in synthetic fuel-producing facilities that ceased operations at the end of 2007.

Effective Income Tax Rate.    Exelon’s effective income tax rate from continuing operations for the nine months ended September 30, 2008 was 33.5% as compared to 33.9% for the nine months ended September 30, 2007. The tax benefit on realized and unrealized losses on the decommissioning trust funds recorded at Generation resulted in a decrease of 3.4% for the nine months ended September 30, 2008, partially offset by the expiration of synthetic fuel tax credits under Internal Revenue Code Section 45K on December 31, 2007 which resulted in an increase of 3.6% and state income tax benefits resulting in a decrease of 0.7%.

Discontinued Operations.    During the nine months ended September 30, 2007, Exelon’s Consolidated Statement of Income and Comprehensive Income included $10 million (after-tax) of income from discontinued operations related to a favorable legal settlement at Enterprises and income from discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the nine months ended September 30, 2008 compared to the same period in 2007 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Nine months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$1,726	$1,682	$44
ComEd	110	98	12
PECO	246	392	(146)
Other	(51)	(9)	(42)

Total	$2,031	$2,163	$(132)

Net Income (Loss) by Business Segment

	Nine months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Generation	$1,725	$1,686	$39
ComEd	110	98	12
PECO	246	392	(146)
Other	(51)	(3)	(48)

Total	$2,030	$2,173	$(143)

Results of Operations — Generation

	Nine months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$8,311	$8,181	$130
Operating expenses
Purchased power and fuel	2,915	3,313	398
Operating and maintenance	2,023	1,801	(222)
Depreciation and amortization	202	199	(3)
Taxes other than income	153	135	(18)

Total operating expenses	5,293	5,448	155

Operating income	3,018	2,733	285

Other income and deductions
Interest expense	(108)	(100)	(8)
Equity in earnings (losses) of investments	(1)	2	(3)
Other, net	(292)	68	(360)

Total other income and deductions	(401)	(30)	(371)

Income from continuing operations before income taxes	2,617	2,703	(86)
Income taxes	891	1,021	130

Income from continuing operations	1,726	1,682	44
Income (loss) from discontinued operations, net of income taxes	(1)	4	(5)

Net income	$1,725	$1,686	$39

Net Income.    Generation’s net income for the nine months ended September 30, 2008 increased compared to the same period in 2007 primarily due to higher operating revenues, net of purchased power and fuel expense, partially offset by higher operating and maintenance expenses, unrealized and realized losses related to nuclear decommissioning trust funds and increased depreciation due to increased capital expenditures. Higher net operating revenues, net of purchased power and fuel expense, reflected higher average realized margins, reflecting higher realized prices on market sales, higher net mark-to-market gains on economic hedging activities, increased revenue from certain long options in the proprietary trading portfolio and gains related to the settlement of claims related to uranium supply agreements, partially offset by lower nuclear output reflecting a higher number of scheduled refueling and non-refueling days, increased nuclear fuel costs and costs incurred in conjunction with the Illinois Settlement. Higher operating and maintenance expenses included increased nuclear refueling outage costs associated with a higher number of refueling outage days, higher salary, benefit, and contractor costs, higher nuclear site development costs for the evaluation and development of a new nuclear generating facility in Texas, the establishment of a reserve related to Generation’s accounts receivable from Lehman and changes in Generation’s decommissioning obligation, partially offset by a decrease in stock-based compensation.

Operating Revenues.    For the nine months ended September 30, 2008 and 2007, Generation’s sales were as follows:

Revenue	Nine months Ended September 30,		Variance	% Change
	2008	2007
Electric sales to affiliates(a)	$2,747	$2,708	$39	1.4%
Wholesale and retail electric sales(a)	5,195	5,170	25	0.5%

Total electric sales revenue	7,942	7,878	64	0.8%
Retail gas sales	388	332	56	16.9%
Trading portfolio	105	43	62	n.m.
Other operating revenue(b)	(124)	(72)	(52)	n.m.

Total operating revenue	$8,311	$8,181	$130	1.6%

(a)

$22 million of a pre-tax reduction in revenue from settlements related to the ComEd swap have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales for the nine months ended September 30, 2008.

(b)

Includes amounts incurred for the Illinois Settlement, revenues relating to fossil fuel sales and decommissioning revenue from PECO during 2008. Includes revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO during 2007.

n.m.	Not meaningful.

Sales (in gigawatt hours (GWhs)(a))	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Electric sales to affiliates	49,145	49,085	60	0.1%
Wholesale and retail electric sales	83,880	94,849	(10,969)	(11.6)%

Total electric sales	133,025	143,934	(10,909)	(7.6)%

(a)	One GWh is the equivalent of one million kilowatt hours (kWhs).
n.m.	Not meaningful.

Trading volumes of 6,738 GWhs and 15,543 GWhs for the nine months ended September 30, 2008 and 2007, respectively, are not included in the table above.

Electric sales to affiliates.    The changes in Generation’s electric sales to affiliates for the nine months ended September 30, 2008 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (Decrease)
ComEd	$(9)	$14	$5
PECO	43	(9)	34

Total	$34	$5	$39

In the ComEd territories, the volume increase was primarily the result of an acquisition by Generation from an unrelated third party to fulfill the unrelated third party’s supply requirements under the ComEd auction effective January 1, 2008. In the PECO territories, the price increase reflects a favorable change in the mix of average pricing related to PECO’s PPA with Generation, in addition to the effects of the last scheduled rate increase under the PPA, which took effect in mid-January 2007. The volume decrease in the PECO territories was primarily due to unfavorable weather conditions.

Wholesale and retail electric sales.    The increase in Generation’s wholesale and retail electric sales for the nine months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Price	$623
Volume	(598)

Increase in wholesale and retail electric sales	$25

The increase in price was primarily the result of an overall increase in realized market prices. The decrease in realized volumes is reflective of an increased use of financial instruments versus physical contracts in addition to lower volumes of generation sold to the market.

Retail gas sales.    Retail gas sales increased $56 million for 2008, as compared to 2007, of which $54 million was due to higher realized prices and $2 million was due to higher volumes as a result of increased demand.

Trading Portfolio.    Trading portfolio increased $62 million for the nine months ended September 30, 2008, as compared to the same period in 2007, which was due primarily to earnings from certain long options in the proprietary trading portfolio.

Other revenue.    The decrease in other revenues for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to a $62 million increase in costs related to the Illinois Settlement.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

Supply Source (in GWhs)	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Nuclear generation(a)	104,454	106,063	(1,609)	(1.5)%
Purchases	20,164	28,951	(8,787)	(30.4)%
Fossil and hydroelectric generation	8,407	8,920	(513)	(5.8)%

Total supply	133,025	143,934	(10,909)	(7.6)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the nine months ended September 30, 2008 compared to the same period in 2007. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs and tolling agreement costs	$759	$(616)	$143
Generation costs	(155)	(15)	(170)
Fuel resale costs	62	2	64
Mark-to-market	n.m.	n.m.	(435)

Decrease in purchased power and fuel expense			$(398)

n.m.	Not meaningful

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

Generation Costs.    Generation cost includes fuel cost for internally generated energy. Generation experienced overall lower generation costs for the nine months ended September 30, 2008, as compared to the same period in 2007 due to decreased realized prices and lower volumes. Additionally, Generation recorded gains of approximately $53 million related to the settlement of non-performance claims for uranium supply agreements. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further information. Partially offsetting the overall decrease in realized prices and gains associated with uranium supply agreement claims were increased costs for uranium and a gas inventory impairment of $7 million.

Fuel Resale Costs.    Fuel resale cost includes retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the nine months ended September 30, 2008 as compared to the same period in 2007 consisted of overall higher prices resulting in an increase of $62 million, which included a gas inventory impairment of $9 million. Additionally, an increase of $2 million was the result of higher volumes caused by higher demand.

Mark-to-market.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on power hedging activities were $210 million in 2008 compared to losses of $177 million in 2007. Mark-to-market gains on fuel hedging activities were $88 million in 2008 compared to gains of $40 million in 2007. See Note 16 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives under SFAS No. 157.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the nine months ended September 30, 2008, as compared with the same period in 2007. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

($/MWh)	Nine Months Ended September 30,		% Change
	2008	2007
Average electric revenue
Electric sales to affiliates(a)	$55.91	$55.15	1.4%
Wholesale and retail electric sales(a)	61.93	54.51	13.6%
Total — excluding the trading portfolio	59.70	54.73	9.1%
Average electric supply cost(b) — excluding the proprietary trading portfolio	21.16	19.75	7.1%
Average margin — excluding the proprietary trading portfolio	38.54	34.98	10.2%

(a)

$22 million of a pre-tax reduction in revenue from settlements related to the ComEd swap have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales for the nine months ended September 30, 2008.

(b)

Average supply cost includes purchased power and fuel costs associated with electric sales excluding the impact of mark-to-market hedging activities. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the nine months ended September 30, 2008, as compared with the same period in 2007, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Nine Months Ended September 30,
	2008		2007
Nuclear fleet capacity factor(a)	94.0%		95.7%
Nuclear fleet production cost per MWh(a)	$15.60	(b)	$13.85

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.
(b)

Excludes the $53 million reduction in fuel expense related to uranium supply agreement non-performance settlements. See note 12 of the Combined Notes to the Consolidated Financial Statements for further information.

The nuclear fleet capacity factor decreased primarily due to more scheduled refueling outage days as well as an increase in non-refueling outage days during the nine months ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008 and 2007, refueling outage days totaled 161 and 104, respectively, while non-refueling outage days totaled 37 and 32, respectively. The lower number of net MWh’s generated and higher nuclear fuel costs plus the higher refueling outage costs associated with the higher number of refueling outage days resulted in a higher production cost per MWh for the nine months ended September 30, 2008 as compared to the same period in 2007.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the nine months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase
Nuclear refueling outage costs and operating maintenance and inspection costs, including the co-owned Salem plant	$77
Wages, salaries and benefits	72
New nuclear project development costs	26
Accounts receivable reserve	22
Nuclear ARO adjustment	10
Contractor costs	9
Stock-based compensation	(18)
Other	24

Increase in operating and maintenance expense	$222

•

The $77 million increase in nuclear refueling outage costs and operating maintenance and inspection costs was primarily associated with the higher number of refueling outage days during the nine months ended September 30, 2008 as compared to the same period in 2007.

•

The $72 million increase in wages, salaries and benefits reflects the impact of inflation and the costs for nuclear security personnel hired to replace the security services previously provided by an external organization.

•

The $26 million increase in new nuclear project development costs was due to costs incurred for the evaluation and development of a new nuclear generating facility in Texas, including fees and costs related to the COL and other site evaluation and development costs.

•	The $22 million increase is the result of a reserve for Generation’s direct net exposure to Lehman. See Liquidity and Capital Resources — Market Conditions for additional information.

•

The $10 million increase related to the nuclear ARO adjustment was associated with the recognition of income of $19 million related to an ARO adjustment in 2008, compared to income of $29 million related to an ARO adjustment in 2007, representing reductions in the asset retirement obligation in excess of the asset retirement cost balances for the unregulated units (the AmerGen units and the unregulated portions of the Peach Bottom units).

•

The $9 million increase in contractor costs was primarily related to non-outage contracting and services maintenance work at the nuclear plants and staff augmentation and maintenance work at the fossil and hydroelectric plants in the first half of the year, partially offset by lower contractor security costs due to Generation no longer using an external organization for security at its nuclear plants — instead Generation has hired its own personnel to provide security services.

•	The $18 million decrease in stock-based compensation was the result of a decrease in Exelon’s stock price

Taxes Other Than Income.    The increase in taxes other than income for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to increased payroll taxes and property taxes.

Depreciation and Amortization.    Depreciation and amortization expense for the nine months ended September 30, 2008 compared to the same period in 2007 increased primarily as a result of the impact of higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages), partially offset by a change in the estimated end of useful life of a fossil-fired power plant in the third quarter of 2008. This adjustment will not result in a material change to future depreciation expense as compared to amounts recognized in periods prior to the change.

Interest Expense.    The increase in interest expense for the nine months ended September 30, 2008 compared to the same period in 2007 reflected higher outstanding long-term debt balances as a result of the September 2007 bond issuance and higher outstanding commercial paper balances, partially offset by lower interest on spent nuclear fuel obligations as a result of lower rates.

Other, Net.    The decrease in other, net primarily reflects net unrealized losses in 2008 on the nuclear decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to adverse financial market conditions, the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO units, and realized losses on the trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units due to the execution of a tax planning strategy in the first quarter of 2008.

The following table provides unrealized and realized gains (losses) on the decommissioning trust funds of the AmerGen units and the unregulated portions of the Peach Bottom units recognized in other, net for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Net unrealized gains (losses) on decommissioning trust funds — unregulated units	$(204)	$— (b)
Net realized gains (losses) on sale of decommissioning trust funds — unregulated units	$(33)	$(4)
Other-than-temporary impairment of decommissioning trust funds — unregulated units(a)	n/a	$(7)

(a)

As a result of certain NRC restrictions, Exelon and Generation were unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and, accordingly, recognized any unrealized holding losses immediately. After the adoption of the fair value option under SFAS 159 on January 1, 2008, other-than-temporary impairments are no longer recognized since all changes in fair value are recognized in the Statement of Operations beginning January 1, 2008.

(b)	Unrealized gains (losses) were included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance prior to the adoption of FAS 159 on January 1, 2008.

See “Fair Value Option for Financial Assets and Liabilities” in Note 10 — Asset Retirement Obligations for further discussion on the nuclear decommissioning trust fund investments.

Effective Income Tax Rate.    Generation’s effective income tax rate from continuing operations for the nine months ended September 30, 2008 was 34.1% as compared to 37.8% for the nine months ended September 30, 2007. Generation’s effective tax rate decreased primarily as a result of recording a tax benefit in 2008 on realized and unrealized losses in its nuclear decommissioning fund investments. The tax benefits on the realized and unrealized losses discussed above were recorded at a higher statutory tax rate than Generation’s remaining income from continuing operations. The statutory tax rate was applied to these realized and unrealized losses generated in the nine months ended September 30, 2008 since the annual amount of these losses cannot be reliably estimated and therefore were not included in the forecasted effective tax rate.

Discontinued Operations.    There was no significant activity related to the discontinued operations for Sithe during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, Generation’s Consolidated Statement of Operations and Comprehensive Income included $4 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$4,594	$4,668	$(74)
Purchased power	2,729	2,906	177

Revenue net of purchased power	1,865	1,762	103

Other operating expenses
Operating and maintenance	845	778	(67)
Depreciation and amortization	343	327	(16)
Taxes other than income	227	243	16

Total other operating expenses	1,415	1,348	(67)

Operating income	450	414	36

Other income and deductions
Interest expense, net	(279)	(259)	(20)
Equity in losses of unconsolidated affiliates	(7)	(6)	(1)
Other, net	12	10	2

Total other income and deductions	(274)	(255)	(19)

Income before income taxes	176	159	17
Income taxes	66	61	(5)

Net income	$110	$98	$12

Net Income.    ComEd’s net income for the nine months ended September 30, 2008 compared to the same period in 2007 reflects higher revenue net of purchased power expense, primarily driven by higher transmission rates effective May 1, 2007 and June 1, 2008 and the one-day impact of lower retail rates for January 1, 2007 before the expiration of the rate freeze and implementation of the rate increase on January 2, 2007. ComEd received a refund of Illinois Distribution Tax in 2008 that also contributed to the increase in net income. These increases were partially offset by unfavorable weather, higher operating and maintenance expenses, principally driven by disallowances arising from the 2007 Rate Case order, higher depreciation and amortization expense, and higher interest expense.

Operating Revenues and Purchased Power Expense.    ComEd evaluates its operating performance using the measure of revenue net of purchased power. ComEd believes revenue net of purchased power is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. In general, effective January 2, 2007, ComEd only earns margin based on the delivery and transmission of electricity. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power for the nine months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Retail energy and customer choice	$(121)	$(131)	$10
Transmission	65	11	54
Volume — delivery	8	n/a	8
Weather — delivery	(37)	n/a	(37)
Wholesale contracts	(54)	(60)	6
Rate relief program	19	n/a	19
Energy efficiency and demand response programs	16	n/a	16
2007 Rate Case	10	n/a	10
Other	20	3	17

Total (decrease) increase	$(74)	$(177)	$103

n/a	Not applicable.

Retail energy and customer choice

Revenue.    Revenues for the nine months ended September 30, 2008 compared to the same period in 2007 reflected an increase attributable to the one-day impact of lower revenues for January 1, 2007 due to the end of the rate freeze and implementation of the rate increase on January 2, 2007. This increase partially offsets the decrease in revenues associated with customer choice.

All ComEd customers have the choice to purchase electricity from a competitive electric supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. Customer choice does not affect ComEd’s operating revenue net of purchased power, because the cost of the procured power is passed along to customers without mark-up. As of September 30, 2008, six competitive electric suppliers had been granted approval to serve residential customers in the ComEd service territory; however there are a minimal number of residential customers being served by alternative suppliers.

For the nine months ended September 30, 2008 and 2007, 51% and 47%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers.

	Nine Months Ended September 30,
	2008	2007
Retail customers purchasing electricity from a competitive electric generation supplier:
Number of customers at period end	41,600	43,000
Percentage of total retail customers	1%	1%
Volume (GWhs)	35,585	33,721
Percentage of total retail deliveries	51%	47%

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to the impact of ComEd customers electing to purchase electricity from a competitive electric generation supplier.

Transmission

Revenue.    During the nine months ended September 30, 2008, ComEd experienced increased revenue from an increase in transmission rates. ComEd has a FERC-approved formula rate for its transmission rates, which was established effective May 1, 2007 with the first annual adjustment effective June 1, 2008. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Purchased Power.    The increase in purchased power expense during the nine months ended September 30, 2008 is due to the impacts of a reduction of SECA reserves for potential refund, which was recorded during the nine months ended September 30, 2007. The remaining reserve existing at September 30, 2008 represents management’s best estimate of the remaining amounts required to be refunded. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Volume — Delivery

Revenue.    The increase in distribution service revenues primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Weather — Delivery

Revenue.    Revenues were lower due to unfavorable weather conditions for the nine months ended September 30, 2008 compared to the same period in 2007. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased delivery of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business in ComEd’s service territory. During the nine months ended September 30, 2008 compared to the same period in 2007, cooling degree days were 22% lower, partially offset by a 9% increase in heating degree days.

Wholesale Contracts

Revenue.    ComEd’s revenues decreased $54 million primarily due to the expiration of certain wholesale contracts in May 2007.

Purchased Power.    ComEd’s purchased power decreased $60 million primarily due to the expiration of certain wholesale contracts in May 2007.

Rate relief program

Revenue.    During the nine months ended September 30, 2008 compared to the same period in 2007, ComEd funded less rate relief credits to customers. Credits provided to customers are recorded as a reduction to operating revenues; therefore, the reduction in credits resulted in an increase in revenues. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Energy efficiency and demand response programs

Revenue.    As a result of the Illinois Settlement, utilities are allowed recovery of costs for energy efficiency and demand response programs beginning June 1, 2008. During the nine months ended September 30, 2008, ComEd recognized $16 million of revenue associated with allowable costs. This amount was offset by an equal amount of operating and maintenance expense. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

2007 Rate Case

Revenue.    The ICC issued an order in the 2007 Rate Case approving an increase in ComEd’s annual revenue requirement. The order became effective September 16, 2008 resulting in a $10 million increase in revenues for the nine months ended September 30, 2008 compared to the same period in 2007. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the nine months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
2007 Rate Case asset disallowances(a)	$35
Allowance for uncollectible accounts expense	17
Wages and salaries	17
Energy efficiency and demand response programs	16
Corporate allocations	11
Contracting	3
Storm-related costs	6
Fringe Benefits	4
Injuries and damages	(10)
2007 Rate Case regulatory assets(a)	(13)
Post rate freeze period transition expenses incurred in 2007	(29)
Other	10

Increase in operating and maintenance expense	$67

(a)

In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In addition, ComEd established regulatory assets of $13 million associated with reversing previously incurred expenses. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Allowance for uncollectible accounts expense.    The allowance for uncollectible accounts expense increased during the nine months ended September 30, 2008 due to increased customer account charge-offs and the impact of rate relief credits that reduced this expense during the third quarter of 2007. Management believes the current overall negative economic conditions contributed to the increase in uncollectible accounts expense in the third quarter of 2008 and may negatively impact future uncollectible accounts expense relative to historical levels.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the nine months ended September 30, 2008 compared to the same period in 2007 was the result of higher plant balances in 2008 and the 2007 Rate Case order discussed above.

Taxes Other Than Income.    Taxes other than income decreased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of a $14 million refund of 2005 Illinois distribution tax received in March 2008.

Interest Expense, Net.    The increase in interest expense, net for the nine months ended September 30, 2008 compared to the same period in 2007 primarily resulted from higher debt balances. In 2008, interest expense included a $7 million charge to reverse previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. ComEd also recorded an increase in interest expense of $6 million related to a 2007 settlement with the IRS of a research and development claim. Higher interest expense was partially offset by a decrease to interest expense of $8 million related to a 2008 settlement with the IRS. See Notes 4, 6 and 9 of the Combined Notes to the Consolidated Financial Statements for more information related to interest expense.

Other, Net.    The increase in other, net for the nine months ended September 30, 2008 compared to the same period in 2007, primarily resulted from higher investment income, partially offset by a $1 million reversal of previously recognized AFUDC equity resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project. See Note 4 of the Combined Notes to the Consolidated Financial Statements for more information.

Effective Income Tax Rate.    ComEd’s effective income tax rate for the nine months ended September 30, 2008 was 37.5% as compared to 38.4% for the nine months ended September 30, 2007. Overall, the effective tax rate remains relatively unchanged; however, ComEd’s income tax expense was reduced in first half of 2008 for an IRS settlement of $4 million, which was offset by an increase in income tax expense of $4 million due to non-deductible interest expense.

ComEd Electric Operating Statistics and Revenue Detail

Retail Deliveries (in GWhs)	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	21,521	22,445	(924)	(4.1)%
Small commercial & industrial	11,392	12,774	(1,382)	(10.8)%
Large commercial & industrial	803	1,630	(827)	(50.7)%
Public authorities & electric railroads	481	563	(82)	(14.6)%

Total full service	34,197	37,412	(3,215)	(8.6)%

Delivery only(b)
Small commercial & industrial	14,029	12,813	1,216	9.5%
Large commercial & industrial	21,133	20,514	619	3.0%
Public authorities & electric railroads	423	394	29	7.4%

Total delivery only	35,585	33,721	1,864	5.5%

Total retail deliveries	69,782	71,133	(1,351)	(1.9)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

Electric Revenue	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	$2,444	$2,409	$35	1.5%
Small commercial & industrial	1,169	1,254	(85)	(6.8)%
Large commercial & industrial	73	128	(55)	(43.0)%
Public authorities & electric railroads	40	49	(9)	(18.4)%

Total full service	3,726	3,840	(114)	(3.0)%

Delivery only(b)
Small commercial & industrial	211	193	18	9.3%
Large commercial & industrial	215	209	6	2.9%
Public authorities & electric railroads	5	4	1	25%

Total delivery only	431	406	25	6.2%

Total electric retail revenues	4,157	4,246	(89)	(2.1)%
Other revenue(c)	437	423	14	3.3%
Economic hedge derivative contracts	—	(1)	1	n.m.

Total operating revenues	$4,594	$4,668	$(74)	(1.6)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier.
(c)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.
n.m.	Not meaningful.

Results of Operations — PECO

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2008	2007
Operating revenues	$4,195	$4,228	$(33)
Purchased power and fuel	2,256	2,218	(38)

Revenue net of purchased power and fuel	1,939	2,010	(71)

Other operating expenses
Operating and maintenance	557	446	(111)
Depreciation and amortization	653	591	(62)
Taxes other than income	203	212	9

Total other operating expenses	1,413	1,249	(164)

Operating income	526	761	(235)

Other income and deductions
Interest expense, net	(171)	(188)	17
Equity in losses of unconsolidated affiliates	(11)	(5)	(6)
Other, net	13	36	(23)

Total other income and deductions	(169)	(157)	(12)

Income before income taxes	357	604	(247)
Income taxes	111	212	(101)

Net income	246	392	(146)
Preferred stock dividends	3	3	—

Net income on common stock	$243	$389	$(146)

Net Income.    PECO’s net income for the nine months ended September 30, 2008 compared to the same period in 2007 decreased due to lower operating revenues net of purchased power and fuel expense, which reflected unfavorable weather conditions, as well as higher operating and maintenance expenses, primarily driven by an increase in the allowance for uncollectible accounts expense, scheduled CTC amortization in accordance with the Competition Act and the impact of the favorable PJM settlement received in 2007.

Operating Revenues, Purchased Power and Fuel Expense.    PECO evaluates its operating performance using the measures of revenue net of purchased power for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the nine months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$(66)	$(29)	$(37)	$(45)	$(35)	$(10)	$(111)	$(64)	$(47)
Pricing	7	31	(24)	3	1	2	10	32	(22)
Settlement of PJM Billing dispute	—	10	(10)	—	—	—	—	10	(10)
Transmission	(3)	7	(10)	—	—	—	(3)	7	(10)
Volume	38	19	19	(10)	(11)	1	28	8	20
Rate increases	8	8	—	35	35	—	43	43	—
Customer choice	5	5	—	—	—	—	5	5	—
Spot market activity	12	12	—	—	—	—	12	12	—
Off-system gas activity	—	—	—	(12)	(12)	—	(12)	(12)	—
Other	—	—	—	(5)	(3)	(2)	(5)	(3)	(2)

Total increase (decrease)	$1	$63	$(62)	$(34)	$(25)	$(9)	$(33)	$38	$(71)

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Revenues were lower due to unfavorable weather conditions in PECO’s service territory, where cooling degree days and heating degree days were 5% and 9% lower, respectively, during the nine months ended September 30, 2008 compared to the same period in 2007. Cooling degree days and heating degree days are quantitative indices that reflect the demand for energy needed to cool and heat, respectively, a home or business.

Purchased Power and Fuel Expense.    The decrease in purchased power and fuel expense attributable to weather was due to lower demand as a result of unfavorable weather conditions in the PECO service territory relative to the prior year.

Pricing

Revenues.    The increase in electric revenues as a result of pricing was due to higher energy market prices, at which rate certain large commercial and industrial customers were charged. The increase was partially offset by a reduction in distribution rates made to refund the PURTA tax settlement to customers. This rate change had no impact on operating income because it was offset by the amortization of the regulatory liability related to the PURTA tax settlement that is reflected in taxes other than income.

Purchased Power.    The increase in purchased power as a result of pricing reflected the increased market prices for electricity, at which rate PECO procures electricity on behalf of certain large commercial and industrial customers.

Settlement of PJM billing dispute

Purchased Power.    PECO’s purchased power increased $10 million due to the impact of the favorable settlement of a PJM billing dispute with PPL during the nine months ended September 30, 2007.

Transmission

Revenues.    Transmission revenues represent revenue earned by PECO as a transmission owner. PECO earns revenue through PJM for the use of PECO’s transmission facilities. The decrease in transmission revenue was due to a decrease in wholesale transmission revenue received from PJM.

Purchased Power.    Transmission expenses represent wholesale transmission costs and other costs allocated by PJM, including the reliability must run charges, default charges and regional transmission expansion plan (RTEP) project costs. The increase in transmission expense was due to increased allocated costs from PJM, partially offset by decreased wholesale transmission costs.

Volume

Revenues.    The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes and increased usage per customer, primarily in the residential and large commercial and industrial customer classes. The decrease in gas revenues as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased usage per customer, primarily in the residential and small commercial and industrial customer classes.

Purchased Power and Fuel Expense.    The increase in purchased power as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected an increased number of customers across all customer classes and increased usage per customer, primarily in the residential and large commercial and industrial customer classes. The decrease in fuel expense as a result of lower delivery volume, exclusive of the effects of weather and customer choice, reflected decreased gas usage per customer, primarily in the residential and small commercial and industrial customer classes.

Rate increases

Revenues.    The increase in electric revenues attributable to electric rate increases reflected the impact of the completion of the last in a series of scheduled generation rate increases under PECO’s 1998 restructuring settlement in mid-January 2007. This rate increase did not affect operating income as PECO incurred corresponding and offsetting purchased power expense under its PPA with Generation. The increase in gas revenues was due to net increases in rates through PAPUC-approved quarterly changes to the purchased gas cost clause to reflect current market gas prices. The average purchased gas cost rate per million cubic feet in effect for the nine months ended September 30, 2008 was 8% higher than the average rate for the same period in 2007.

Purchased Power and Fuel Expense.    The increase in purchased power attributable to electric rate increases reflected the impact of the completion of the last scheduled generation rate increase under the PPA with Generation in mid-January 2007. The increase in fuel expense reflected higher realized gas prices.

Customer choice

Revenues and Purchased Power.    For the nine months ended September 30, 2008, 1% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers compared to 2% for the same period in 2007.

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

	Nine months Ended September 30,
	2008	2007
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	26,000	30,100
Percentage of total retail customers	2%	2%
Volume (GWhs)	397	489
Percentage of total retail deliveries	1%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Spot market activity

Revenues.    Spot market electricity sales revenue results from surplus hourly energy that occurs whenever the energy supply scheduled in the day-ahead market to serve the expected load exceeds the actual load on the delivery day. Spot market revenue is passed through as a credit to purchased power expense to Generation in accordance with the PPA.

Purchased Power.    Spot market electricity purchases result from scheduled energy transactions that are insufficient to cover the actual load and, occurs whenever the energy supply scheduled in the day-ahead market to serve the expected load is not enough to serve the actual load on the delivery day. Also, spot market purchase power expense reflects the net spot market sales and purchases activity that is passed through to Generation in accordance with the PPA. Therefore, spot market activity has no impact on PECO’s results from operations.

Off-system gas activity

Revenues.    Off-system gas sales revenue represents sales of excess gas supply on the wholesale market and the release of pipeline capacity.

Fuel Expense.    The fuel expense related to off-system gas sales includes the cost of gas sold in the wholesale market.

Other

Revenues.    The decrease in other gas revenues was primarily due to decreased late payment fees.

Fuel Expense.    The decrease in other fuel expense primarily reflects various factors, none of which were material.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the nine months ended September 30, 2008 compared to the same period in 2007 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense.	$96
Incremental storm-related costs	8
Wages and Salaries	7

Increase in operating and maintenance expense	$111

Allowance for uncollectible accounts expense.    The additional expense is primarily due to updated reserve estimates to reflect anticipated increases in customer account charge-offs associated with recent and upcoming increases in customer terminations, as well as, the further deterioration in actual and projected collections of PECO’s higher risk customer accounts receivable. PECO also is experiencing an increase in the aging of its high risk accounts receivable balances. The higher expense is in part as a result of a previous temporary suspension of certain collection processes during a billing system conversion project in 2006 and 2007. Finally, enrollment has also increased in customer assistance programs for low-income customers, which results in the eventual forgiveness of certain outstanding account balances. Management believes the current overall negative economic conditions are contributing to the increase in uncollectible accounts expense in the third quarter of 2008 and may negatively impact future uncollectible accounts expense relative to historical levels.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to a scheduled increase in CTC amortization of $60 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    The decrease in taxes other than income was primarily due to the amortization of the regulatory liability recorded in connection with the PURTA settlement, which began in January 2008 and is offset by lower revenues due to a reduction in the distribution rates to refund the PURTA taxes to customers, partially offset by the impact of the 2007 reduction in the reserve related to the PURTA settlement. See Note 13 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the PURTA settlement.

Interest Expense, Net.    The decrease in interest expense, net for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding.

Other, Net.    The decrease for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to decreased interest income related to uncertain income tax positions the impact of interest income associated with a reduction in the reserve related to the PURTA tax appeal in 2007. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate.    PECO’s effective income tax rate for the nine months ended September 30, 2008 was 31.1% as compared to 35.1% for the nine months ended September 30, 2007. The decrease in the effective tax rate was a result of reduced income while permanent differences remained relatively constant, partially offset by tax expense incurred for the IRS settlement relating to prior tax years.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

Retail Deliveries (in GWhs)	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	10,151	10,267	(116)	(1.1)%
Small commercial & industrial	6,257	6,319	(62)	(1.0)%
Large commercial & industrial	12,520	12,445	75	0.6%
Public authorities & electric railroads	681	683	(2)	(0.3)%

Total full service	29,609	29,714	(105)	(0.4)%

Delivery only(b)
Residential	24	33	(9)	(27.3)%
Small commercial & industrial	370	446	(76)	(17.0)%
Large commercial & industrial	3	10	(7)	(70.0)%

Total delivery only	397	489	(92)	(18.8)%

Total retail deliveries	30,006	30,203	(197)	(0.7)%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

Electric Revenue	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Full service(a)
Residential	$1,485	$1,505	$(20)	(1.3)%
Small commercial & industrial	793	803	(10)	(1.2)%
Large commercial & industrial	1,074	1,043	31	3.0%
Public authorities & electric railroads	66	66	—	0.0%

Total full service	3,418	3,417	1	0.0%

Delivery only(b)
Residential	2	2	—	0.0%
Small commercial & industrial	20	24	(4)	(16.7)%
Large commercial & industrial	—	—	—	0.0%

Total delivery only	22	26	(4)	(15.4)%

Total electric retail revenues	3,440	3,443	(3)	(0.1)%

Other revenue(c)	212	208	4	1.9%

Total electric and other revenue	$3,652	$3,651	$1	0.0%

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

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Retail sales	36,979	41,130	(4,151)	(10.1)%
Transportation	20,806	20,370	436	2.1%

Total	57,785	61,500	(3,715)	(6.0)%

Revenue	Nine Months Ended September 30,		Variance	% Change
	2008	2007
Retail sales	$522	$543	$(21)	(3.9)%
Transportation	14	12	2	16.7%
Resales and other	7	22	(15)	(68.2)%

Total gas revenue	$543	$577	$(34)	(5.9)%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. Generation, ComEd and PECO may also receive capital contributions from Exelon if Exelon determines it is appropriate. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $952 million and $574 million, respectively. Exelon, Generation, ComEd, and PECO utilize their credit facilities to support their commercial paper programs, provide for other short term borrowings and to issue letters of credit. In the second quarter of 2008, ComEd established a new letter of credit facility to provide credit enhancement for certain tax exempt financings supported by first mortgage bonds. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2007 Annual Report on Form 10-K for additional information.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, Exelon’s and PECO’s working capital, defined as current assets less current liabilities, was in a net deficit position as of September 30, 2008. To manage cash flows as more fully described below, ComEd did not pay a dividend in the first nine months of 2008 or during the years 2007 and 2006. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock. See Note 6 of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

Cash Flows from Operating Activities

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from sales of electricity and, in the case of PECO, gas to a stable and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather, customer choice, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. See Notes 4 and 12 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

A provision in the Energy Policy Act of 2005 allows companies an income tax deduction for a “special transfer” of funds from a non-tax qualified nuclear decommissioning trust fund to a tax qualified nuclear decommissioning trust fund. As a result of recent interpretative guidance published by the Internal Revenue Service with respect to this provision in the Energy Policy Act of 2005, Generation completed a special transfer in the first quarter of 2008, which will result in net positive cash flow of approximately $280 million in 2008 and 2009.

The Economic Stimulus Act of 2008 was enacted in the first quarter of 2008 and includes an incentive that allows companies to claim an accelerated depreciation deduction for Federal income tax purposes equal to 50% of the cost basis of certain property placed in service during 2008 and to a lesser extent in 2009. Exelon is evaluating the impact of this special tax depreciation provision but currently anticipates that it will result in positive cash flow between $200 million and $300 million during 2008 and 2009.

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

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Variance
	2008	2007
Net income	$2,030	$2,173	$(143)
Add (subtract):
Non-cash operating activities(a)	2,379	2,228	151
Income taxes	457	209	248
Changes in working capital and other noncurrent assets and liabilities(b)	(744)	(707)	(37)
Counterparty collateral (net)	245	(390)	635

Net cash flows provided by operations	$4,367	$3,513	$854

(a)

Represents depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related activities, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the nine months ended September 30, 2008 and 2007 by Registrant were as follows:

	Nine Months Ended September 30,
	2008	2007
Exelon	$4,367	$3,513
Generation	2,785	2,424
ComEd	734	428
PECO	767	728

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the nine months ended September 30, 2008 and 2007 were as follows:

Generation

•

At September 30, 2008 and December 31, 2007, Generation had accounts receivable from ComEd under its supplier forward agreement of $119 million and $60 million, respectively. At September 30, 2007 and December 31, 2006, Generation had accounts receivable from ComEd of $64 million under its supplier forward agreement and $197 million under the PPA, respectively.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the nine months ended September 30, 2008, Generation contributed approximately $234 million.

•

At September 30, 2008 and December 31, 2007, Generation had accounts receivable from PECO under the PPA of $133 million and $121 million, respectively. At September 30, 2007 and December 31, 2006, Generation had accounts receivable from PECO under the PPA of $120 million and $153 million, respectively.

•

During the nine months ended September 30, 2008 and 2007, Generation had net collections of counterparty collateral of $247 million and net disbursements of counterparty collateral of $392 million, respectively. The increase in collections was primarily due to changes in market conditions as well as decreased use of letters of credit issued to counterparties to satisfy margin requirements.

•

During the nine months ended September 30, 2008 and 2007, Generation had net payments of approximately $196 million and net receipts of approximately $19 million, respectively, related to option premiums, primarily due to greater hedging activity in 2008 compared to 2007.

ComEd

•

As a result of ComEd’s upgraded credit ratings, ComEd has been making monthly payments to its energy suppliers under supplier forward contracts, including Generation, since April 2008. Prior to the credit ratings upgrade, ComEd made semi-monthly payments to its energy suppliers. Starting in June 2008, ComEd also began procuring power and renewable energy credits under its request for proposal (RFP) contracts and started to settle the financial swap with Generation. At September 30, 2008 and December 31, 2007, ComEd had accrued payments to Generation for energy purchases of $119 million and $60 million, respectively. At September 30, 2007 and December 31, 2006, ComEd had accrued payments to Generation for energy purchases of $64 million and $197 million, respectively. At September 30, 2008 and December 31, 2007, ComEd had accrued payments to other energy suppliers of

$93 million and $82 million, respectively. At September 30, 2007 and December 31, 2006, ComEd had accrued payments to other energy suppliers of $83 million and $10 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2008 and 2007 by registrant were as follows:

	Nine Months Ended September 30,
	2008	2007
Exelon	$(2,477)	$(2,065)
Generation	(1,705)	(1,087)
ComEd	(710)	(786)
PECO	(291)	(240)

Capital expenditures by registrant and business segment for the nine months ended September 30, 2008 and projected amounts for the twelve months ended December 31, 2008 are as follows:

	Nine months Ended September 30, 2008	Projected 2008
Generation	$1,204	$1,808
ComEd	723	1,003
PECO	299	394
Other	56	122

Total Exelon capital expenditures	$2,282	$3,327

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation.    Approximately 48% of the projected 2008 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). The increase in 2008 projected capital expenditures from the projection disclosed in the 2007 Annual Report on Form 10-K is a result of accelerating capital expenditures in 2008 to take advantage of the Economic Stimulus Act of 2008 which provides accelerated tax depreciation benefits for assets purchased and placed in service during the year. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

As discussed under “EXELON CORPORATION — Executive Overview,” Generation has begun the application process that would allow for the possible construction of a new nuclear plant in Texas, and Generation is actively pursuing the development of a 600-megawatt combined-cycle natural gas plant in Pennsylvania. While Generation has not made a decision to build these plants, should Generation decide to build these or other plants in the future, substantial additional resources would be required. Such capital projects would have a material impact on the use of Exelon’s and Generation’s capital resources.

ComEd and PECO.    Approximately 50% and 63% of the projected 2008 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve the reliability of their transmission and distribution systems. The remaining amounts are for capital additions to support new business and customer growth. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures by internally generated funds, borrowings and the issuance of debt.

Other significant investing activities of the Registrants for the nine months ended September 30, 2008 and 2007 were as follows:

Exelon

•	Exelon contributed $9 million and $86 million to its investments in synthetic fuel-producing facilities during the nine months ended September 30, 2008 and 2007, respectively.

Generation

•

On February 9, 2007, Tamuin International Inc., a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash subject to certain purchase price adjustments.

•	Generation contributed $288 million and $153 million to the Exelon Intercompany money pool during the nine months ended September 30, 2008 and September 30, 2007, respectively.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2008 and 2007 by Registrant were as follows:

	Nine Months Ended September 30,
	2008	2007
Exelon	$(2,019)	$(1,232)
Generation	(1,168)	(1,212)
ComEd	(47)	416
PECO	(475)	(489)

Debt.    Debt activity for the nine months ended September 30, 2008 and 2007 was as follows:

Company	Issuance of long-term debt during the Nine Months ended September 30, 2008	Use of proceeds
ComEd	$700 million of First Mortgage 5.80% Bonds, Series 108, due March 15, 2018

Used to repay a portion of borrowings under ComEd’s revolving credit facility, to provide for the retirement at scheduled maturity in May 2008 of $120 million of First Mortgage bonds, Series 83, and for general corporate purposes.

ComEd	$450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038	Used to retire $295 million of First Mortgage Bonds, Series 99, to refinance $155 million of trust preferred securities and for general corporate purposes.

ComEd	$91 million tax-exempt variable rate First Mortgage Bonds, Series 2008 F, due March 1, 2017 (a)(b)	Used to refinance $91 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2005, due March 1, 2017

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 D, due March 1, 2020 (a)(b)	Used to refinance $50 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003 C, due March 1, 2020

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 E, due May 1, 2021 (a)(b)

Used to refinance a portion of the outstanding tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003, 2003 B and 2003 D, due May 15, 2017, November 1, 2019 and January 15, 2014, respectively.

PECO	$150 million of First and Refunding Mortgage Bonds, 4.00% due December 1, 2012(c)	Used to refinance First and Refunding Mortgage Bonds, variable rate due December 1, 2012

PECO	$500 million of First and Refunding Mortgage Bonds, 5.35% due March 1, 2018	Used to repay commercial paper and for other general corporate purposes.

(a)

First Mortgage bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds that were issued to refinance variable auction-rate tax-exempt pollution control bonds.

(b)

During the second quarter of 2008, ComEd established a letter of credit facility to provide credit enhancement to variable-rate tax exempt bonds. The new facility and letters of credit issued under the new facility will expire by June 27, 2009.

(c)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control notes that were issued to refinance auction-rate tax-exempt pollution control bonds.

Company	Issuance of long-term debt during the nine months ended September 30, 2007	Use of proceeds
Generation	$700 million of 6.20% Senior Notes, due October 1, 2017	Used to refinance commercial paper and for other general corporate purposes.

ComEd	$425 million of First Mortgage 6.15% Bonds, Series 106, due September 15, 2017	Used to repay borrowings made under its revolving credit agreement

ComEd	$300 million of First Mortgage 5.90% Bonds, Series 103, due March 15, 2036	Used to refinance outstanding commercial paper and to repay a portion of borrowings under ComEd’s revolving credit facility.

PECO	$175 million of First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037	Used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

Company	Retirement of long-term debt during the nine months ended September 30, 2008
Exelon	$21 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

Generation	$10 million scheduled payments of 6.33% notes payable until August 8, 2009

Generation	$2 million scheduled payments of 7.83% Kennett Square capital lease until September 20, 2020

ComEd	$295 million of 3.70% First Mortgage Bonds, Series 99 due February 1, 2008

ComEd	$262 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$155 million of 8.50% Subordinated Debentures related to ComEd Financing II, due January 15, 2027

ComEd	$120 million of 8.00% First Mortgage Bonds, Series 83 due May 15, 2008

ComEd	$100 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2002, due April 15, 2013(a)

ComEd	$91 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2005, due March 1, 2017(a)

ComEd	$50 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 C, due March 1, 2020(a)

ComEd	$42 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 B, due November 1, 2019(a)

ComEd	$40 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003, due May 15, 2017(a)

ComEd	$20 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 D, due January 15, 2014(a)

ComEd	$2 million of 3.875-4.75% sinking fund debentures, due at various dates

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$4 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012

PECO	$450 million of 3.5% First and Refunding Mortgage Bonds, due May 1, 2008

PECO	$207 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$238 million of 7.625% PETT Transition Bonds, due March 1, 2009

(a)	First Mortgage bonds issued under the ComEd mortgage indenture that secured variable auction rate tax-exempt pollution control bonds that were refinanced.
(b)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control notes that were issued to refinance auction rate tax-exempt pollution control bonds.

Company	Retirement of long-term debt during the nine months ended September 30, 2007
Exelon	$71 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

Generation	$10 million scheduled payments of 6.33% Notes Payable until August 8, 2009

Generation	$1 million scheduled payments of 7.83% Kennett Square Capital Lease until September 20, 2020

ComEd	$145 million of 7.625% note payable, due January 15, 2007

ComEd	$138 million of 5.63% ComEd Transitional Funding Trust, due June 25, 2007(a)(b)

ComEd	$155 million of 5.740% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$2 million of 3.875-4.75% of Sinking fund debentures, due at various dates

PECO	$568 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$4 million of 7.625% PETT Transition Bonds, due March 1, 2009

(a)	Amount includes $17 million previously reflected in prepaid interest. This amount did not impact ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.
(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.    Cash dividend payments and distributions during the nine months ended September 30, 2008 and 2007 by registrant were as follows:

	Nine months Ended September 30,
	2008	2007
Exelon	$989	$889
Generation	1,244	2,095
PECO	385	457

Exelon paid dividends of $330 million, $329 million, and $330 million on March 10, 2008, June 10, 2008 and September 10, 2008, respectively, to shareholders of record at the close of business on February 15, 2008, May 15, 2008, and August 15, 2008, respectively. Exelon paid dividends of $296 million, $296 million and $297 million on March 10, 2007, June 11, 2007 and September 10, 2007, respectively, to shareholders of record at the close of business on February 15, 2007, May 15, 2007 and August 15, 2007, respectively.

During 2007 and the first nine months of 2008 ComEd did not pay any dividend to manage cash flows. ComEd’s Board of Directors will continue to assess ComEd’s ability to pay a dividend for the remainder of 2008.

On October 24, 2008, Exelon announced a dividend of $0.525 per share payable on December 10, 2008 to shareholders of record on November 14, 2008. This represents a 5% increase in the dividend rate.

Share Repurchases.    On February 26, 2008, Exelon entered into an agreement with an investment bank to repurchase a total of $500 million of Exelon’s common shares under an accelerated share repurchase program. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information.

Intercompany Money Pool.    During the nine months ended September 30, 2008 and September 30, 2007, PECO borrowed $288 million and $125 million, respectively, from the Exelon intercompany money pool.

Short-Term Borrowings.    During the nine months ended September 30, 2008, Exelon and PECO repaid $223 million of commercial paper, respectively. During the nine months ended September 30, 2008, ComEd repaid $208 million of outstanding borrowings under its credit agreement. During the nine months ended September 30, 2007, Exelon, Generation, ComEd and PECO issued (repaid) $(5) million, $200 million, $(60) million and $5 million of commercial paper, respectively. At September 30, 2007, ComEd had $185 million of outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.    Retirement of long-term debt to financing affiliates during the nine months ended September 30, 2008 and 2007 by registrant was as follows:

	Nine months Ended September 30,
	2008	2007
Exelon	$862	$840
ComEd	417	268
PECO	445	572

Contributions from Parent/Member.    Contributions from Parent/Member (Exelon) during the nine months ended September 30, 2008 and 2007 by Registrant was as follows:

	Nine months Ended September 30,
	2008	2007
Generation	$86	$—
ComEd	13	—
PECO(a)	249	228

(a)	$213 million and $228 million for the nine months ended September 30, 2008 and 2007, respectively, reflect payments received to reduce the parent receivable.

Other.    Other significant financing activities for Exelon for the nine months ended September 30, 2008 and 2007 were as follows:

•	Exelon received proceeds from employee stock plans of $122 million and $182 million during the nine months ended September 30, 2008 and 2007, respectively.

•	There were $61 million and $63 million of excess tax benefits included as a cash inflow in other financing activities during the nine months ended September 30, 2008 and 2007, respectively.

Credit Matters

Credit Facilities.    Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool, and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility. While not significant to date, recent disruptions in the credit markets may result in increased costs for commercial paper borrowings. Continued disruptions in the credit markets could limit the ability of the Registrants to issue commercial paper, which may increase their reliance on their respective revolving credit facilities for short-term liquidity purposes. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 6 of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

The following table reflects the Registrants’ commercial paper programs and revolving credit agreements at September 30, 2008.

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at September 30, 2008	Average Interest Rate on Commercial Paper Borrowings for the nine months ended September 30, 2008
Exelon Corporate	$957	$—	3.02%
Generation	4,834	—	3.13%
ComEd(b)	952	—	—
PECO	574	23	3.37%

(a)	Equals aggregate bank commitments under revolving credit agreements.
(b)	During the third quarter of 2008, ComEd had been unable to access the commercial paper market given the recent market environment.

In order to maintain their respective commercial paper programs in the amounts indicated above, each Registrant must have revolving credit facilities in place at least equal to the amount of its commercial paper program. While the amount of its commercial paper outstanding does not reduce available capacity under a Registrant’s credit agreement, the Registrants do not issue commercial paper in an aggregate amount exceeding the available capacity under its credit agreement.

Revolving Credit Agreements
Borrower	Aggregate Bank Commitment(a)	Outstanding Borrowings/ Facility Draws	Outstanding Letters of Credit	Available Capacity under Revolving Credit Agreements	Average Interest Rate on Borrowings for nine months ended September 30, 2008
Exelon	$957	$—	$5	$952	—
Generation	4,834	—	176	4,658	—
ComEd	952	162	186	604	3.96%
PECO(b)	574	—	—	574	—

(a)

Represents the total bank commitments to the borrower under credits agreements to which the borrower is a party exclusive of the commitment of Lehman which commitment was terminated as of September 30, 2008.

(b)

On October 21, 2008, S&P lowered PECO’s corporate credit rating to BBB from BBB+ triggering a reduction in PECO’s unsecured credit limit in accordance with PJM’s credit policy. PECO expects to provide collateral in the form of a letter of credit to PJM for $90 million to restore its credit by October 27, 2008.

During the third quarter of 2008, the Registrants were notified by Lehman Brothers Bank that it would not be able to fund its commitments under the Registrants’ credit agreements. The commitment of Lehman Brothers Bank was terminated effective September 30, 2008, and the amounts of the credit agreements with Lehman Bank are not included in the amounts above. In order to reduce the risk to the Registrants from a bank’s failure to honor its commitment to fund under the Registrants’ credit agreements, the Registrants maintain commitments from more than 20 banks of which the largest single bank commitment represents less than 12% of the overall commitment as of September 30, 2008. A widespread failure or refusal of banks to honor their commitments to fund their customers’ credit agreements, including under the Registrants’ credit agreements, would adversely affect the Registrants’ short-term liquidity, including their access to the commercial paper markets, and their ability to meet their long-term commitments. See PART II. ITEM 1A Risk Factors for further information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

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

The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the nine month period ended September 30, 2008:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At September 30, 2008, the Registrants were in compliance with the foregoing thresholds.

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. PECO retains the servicing responsibility for the sold receivables and has recorded a servicing liability in accordance with FASB Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” On September 19, 2008, the right, title and interest in and to the existing agreement were assigned to another financial institution. In connection with the assignment, PECO entered into an amended and restated agreement that terminates on September 18, 2009 unless extended in accordance with its terms. As of September 30, 2008, PECO is in compliance with the requirements of the new agreement. See Note 16 — Fair Value of Financial Assets and Liabilities for additional information regarding the servicing liability.

Recent Market Conditions

The Registrants believe they have sufficient liquidity despite the current disruption of the capital and credit markets. The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flow from continuing operations, public debt offerings, commercial paper markets and a large, diversified credit facility ($7.3 billion in aggregate total commitments as of September 30, 2008, of which no financial institution, assuming announced consolidations, has more than 12% of the aggregate commitments for any Registrant). If Generation and ComEd were to have lost their investment grade credit rating as of September 30, 2008, they would have been required to provide incremental collateral of approximately $325 million and $74 million, respectively, which is well within their current available credit facility capacities of approximately $4.8 billion and $952 million, respectively. As a result of the October 21, 2008 S&P downgrade of PECO’s corporate credit rating to BBB from BBB+, PECO will be required to provide collateral to PJM in the form of a letter of credit or cash for $90 million by October 27, 2008. If PECO were to have lost its investment grade credit rating as of September 30, 2008, it would have been required to provide collateral of an additional $20 million in accordance with PJM’s credit policy and could have been required to provide collateral of approximately $100 million related to its natural gas procurement contracts, which is well within its current available credit facility capacity of $574 million. While Exelon, Generation and PECO have been able to fund their short-term liquidity needs with commercial paper, the disruptions in the credit markets have resulted in increased costs for such commercial paper borrowing. The commercial paper market has been challenging due to recent disruptions in the credit markets and may remain challenging until those disruptions ease. ComEd has been utilitizing its credit facility to fund its short-term liquidity needs. The Registrants routinely review liquidity sufficiency, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements and the impacts of hypothetical credit downgrades. As the national and world-wide financial crisis has worsened in recent months, the Registrants have continued to monitor closely events and the financial institutions associated with their credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART II. ITEM 1A Risk Factors for further information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

On September 15, 2008, it was reported that Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Exelon, Generation, ComEd, and PECO have or had various business relationships with subsidiaries of Lehman. The Registrants no longer have any credit facility commitments with Lehman as of

September 30, 2008. Generation is a counterparty with Lehman Brothers Commodity Services Inc., a subsidiary of Lehman, in wholesale energy marketing transactions. The obligations of Lehman Brothers Commodity Services Inc. are guaranteed by Lehman, and as a result of the Lehman bankruptcy, Generation exercised its right to terminate its forward contract with Lehman Brothers Commodity Services, Inc. As of September 30, 2008, Exelon and Generation’s direct net exposure to Lehman Brothers Commodity Services Inc., based on Generation’s wholesale energy marketing business and market prices, was $22 million pre-tax, which was fully reserved through a charge to the statement of operations during the three months ended September 30, 2008.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the nine months ended September 30, 2008 are presented in the following table in addition to the net contribution or borrowing as of September 30, 2008:

	Maximum Contributed	Maximum Borrowed	September 30, 2008 Contributed (Borrowed)
Generation	$288	$328	$288
PECO	—	405	(288)
BSC	6	92	(52)
Exelon	183	N/A	52

Security Ratings.    The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets may depend on the securities ratings of the entity that is accessing the capital markets.

On March 19, 2008, S&P upgraded ComEd’s long-term unsecured security ratings from B+ to BBB- as a result of a change in methodology by S&P. On September 11, 2008, S&P upgraded ComEd’s corporate rating from BB to BBB- and upgraded its long-term, secured security ratings from BBB to BBB+ to reflect the improving regulatory environment in Illinois. S&P also increased ComEd’s commercial paper rating to A-3 from B.

Listed below are the Registrants’ securities ratings as of September 30, 2008.

	Securities	Moody’s Investor Service	S&P(a)	Fitch
Exelon
	Senior unsecured debt	Baa1	BBB	BBB+
	Commercial paper	P2	A2	F2
Generation
	Senior unsecured debt	A3	BBB+	BBB+
	Commercial paper	P2	A2	F2
ComEd
	Senior unsecured debt(d)	Ba1	BBB-	BBB-
	Senior secured debt	Baa2	BBB+	BBB
	Commercial paper(d)	Not prime	A3	B
	Transition bonds(b)	Aaa	AAA	AAA
PECO
	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A	A
	Commercial paper	P1	A2	F2
	Transition bonds(c)	Aaa	AAA	AAA

(a)

On October 21, 2008, S&P lowered its corporate credit rating on Exelon Corporate, Generation and PECO to BBB from BBB+. S&P lowered the senior unsecured ratings of Exelon Corporate to BBB- from BBB and of Generation to BBB from BBB+. The senior secured rating of PECO was lowered to A- from A. In addition, the ratings of Exelon Corporate and all of its subsidiaries, including ComEd, were placed on CreditWatch with a negative outlook. S&P indicated concerns about Exelon’s potential credit position related to the proposed offer to acquire NRG. The short-term commercial paper ratings of Exelon Corporate and all of its subsidiaries were affirmed by S&P. This downgrade triggered a reduction in PECO’s unsecured credit limit in accordance with PJM’s credit policy. PECO will issue a letter of credit to PJM for $90 million by October 27, 2008 to restore the amount of its unsecured credit. Generation was not required to provide collateral as a result of this downgrade. No collateral requirements of Exelon and ComEd were impacted by this downgrade.

(b)	Issued by ComEd Transitional Funding Trust, an unconsolidated affiliate of ComEd.
(c)	Issued by PETT, an unconsolidated affiliate of PECO.
(d)

On October 3, 2008, Moody’s upgraded ComEd’s long-term unsecured ratings, including the senior unsecured debt rating, to Baa3 from Ba1 and the short-term rating for commercial paper to Prime-3 from Not Prime.

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

Variable-Rate Debt

As of January 1, 2008, ComEd had $343 million of tax-exempt variable auction-rate long-term debt. On May 9, 2008, ComEd issued $91 million and $50 million of tax-exempt variable weekly rate First Mortgage Bonds due March 1, 2017 and March 1, 2020, respectively, to refinance $141 million of the tax-exempt variable auction-rate debt. In addition, on June 27, 2008, ComEd issued $50 million of tax-exempt variable weekly rate First Mortgage Bonds due May 1, 2021 to refinance another portion of the tax-exempt variable auction-rate debt in July 2008. To provide credit enhancement for these three series of bonds, ComEd established a new letter of credit facility in addition to its existing credit facility in the second quarter of 2008. ComEd redeemed the remaining $202 million variable auction-rate debt in July 2008. As of September 30, 2008, ComEd had $191 million in tax-exempt variable rate long term debt outstanding.

As of January 1, 2008, PECO had $154 million of tax-exempt variable auction rate securities outstanding. On March 5, 2008, PECO issued $150 million of 4.0% fixed rate tax-exempt First and Refunding Mortgage Bonds, due December 1, 2012, to refinance three series of outstanding variable auction-rate, tax-exempt bonds. On May 1, 2008, PECO used available cash and redeemed its remaining $4.2 million of tax-exempt variable auction rate bonds.

As of September 30, 2008, Generation had $566 million in tax-exempt long-term debt outstanding in the commercial paper, weekly and daily reset modes, of which $520 million is backed by letters of credit and $46 million is not credit enhanced. Coincident with recent disruptions in the variable-rate demand bond and capital markets, approximately $99 million of the tax-exempt bonds backed by letters of credit were not successfully remarketed and resulted in draws on the applicable letters of credit, all of which were honored. There have been no other unsuccessful remarketings of tax-exempt variable rate debt for any of the Registrants.

Shelf Registrations

The Registrants filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of September 30, 2008, the Registrants had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of the Registrants to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Authorizations

As of September 30, 2008, ComEd had $389 million in long-term debt refinancing authority from the ICC, $400 million in new money long-term debt financing authority and $2.5 billion in short-term financing authority from FERC. As of September 30, 2008, PECO had $1.3 billion in long-term debt financing authority from the PAPUC and $1.5 billion in short-term financing authority from FERC.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of September 30, 2008 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2007 Annual Report on Form 10-K except for the following:

Exelon

•	Letters of credit increased $192 million and guarantees decreased by $105 million primarily as a result of energy trading activities.

•

Exelon’s other purchase obligations, which primarily represent commitments for services, materials and information increased $34 million for 2008, $116 million for 2009 and 2010, $52 million for 2011 and 2012, and $17 million for 2013 and beyond.

Generation

•	Letters of credit increased by $43 million primarily as a result of Generation’s energy trading activities.

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $1,849 million during the nine months ended September 30, 2008, due to the fulfillment of approximately $2,666 million of 2008 commitments during the nine months ended September 30, 2008, partially offset by increases of approximately $114 million, $383 million, $186 million, $103 million, and $31 million related to 2008, 2009, 2010, 2011 and 2012 sales commitments, respectively. The increases were primarily due to increased overall hedging activity in the normal course of business.

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $106 million during the nine months ended September 30, 2008, reflecting increases of approximately $257 million, $142 million, $13 million, $21 million, and $266 million for 2009, 2010, 2011, 2012 and 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $593 million of 2008 commitments during the nine months ended September 30, 2008.

•

Generation’s other purchase obligations, which primarily represent commitments for services, materials and information increased $42 million for 2008, $44 million for 2009 and 2010, $6 million for 2011 and 2012, and $7 million for 2013 and beyond.

ComEd

•

ComEd issued $450 million First Mortgage 6.45% Bonds due January 15, 2038, $700 million First Mortgage 5.80% Bonds due on March 15, 2018, $91 million First Mortgage Bonds Series 2008F due March 1, 2017, $50 million First Mortgage Bonds Series 2008D due March 1, 2020, and $50 million First Mortgage Series 2008E due May 1, 2021.

•

ComEd’s letters of credit increased by $142 million primarily as a result of increased purchases through PJM based on the power procurement process. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information.

•

In March 2008, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2008 to May 2009. In May 2008, ComEd entered into contracts for the procurement of renewable energy credits. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information. These contracts resulted in an increase in ComEd’s energy commitments of $86 million for the remainder of 2008 and $130 million for 2009 and a commitment related to the procurement of renewable energy credits of $4 million in 2008 and $15 million in 2009. As of September 30, 2008, $3 million of renewable energy credits have been purchased.

PECO

•

PECO issued $500 million First and Refunding Mortgage Bonds, 5.35% due March 1, 2018. The net proceeds from the sale of the bonds were used to refinance commercial paper and for other general corporate purposes.

•

PECO issued $150 million First and Refunding Mortgage Bonds, 4.00% due December 1, 2012. These bonds were issued under the PECO mortgage indenture to secure tax-exempt pollution control notes that were issued to refinance auction rate tax-exempt pollution control bonds.

•

PECO’s PJM regional transmission expansion plan (RTEP) baseline project commitments for 2009 decreased by $6 million primarily as a result of changes in the estimation of costs for certain projects. Project commitments for 2013 increased by $5 million primarily due to an increase in the estimation of costs for certain projects.

•

PECO’s total fuel purchase obligations increased by approximately $88 million during the nine months ended September 30, 2008, reflecting an increase of $30 million and $58 million in 2008 and 2009, respectively, primarily related to the purchase of natural gas and related transportation services.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and nine months ended September 30, 2008 compared to nine months ended September 30, 2007 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to revolving credit facilities of $4.8 billion that Generation currently utilizes to support its commercial paper program and to issue letters of credit.

See the “EXELON CORPORATION—Liquidity and Capital Resources” of this Form 10-Q for further discussion.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended September 30, 2008 compared to three months ended September 30, 2007 and nine months ended September 30, 2008 compared to nine months ended September 30, 2007 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At September 30, 2008, ComEd had access to a revolving credit facility with aggregate bank commitments of $952 million. In the second quarter of 2008, ComEd established a new letter of credit facility to provide credit enhancement for certain tax-exempt pollution control revenue bonds, which are secured by First Mortgage Bonds.

See the “EXELON CORPORATION—Liquidity and Capital Resources” and Note 6 of the Combined Notes to the Financial Statements of this Form 10-Q for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. To manage cash flows, ComEd did not pay a dividend in 2006 or 2007 or the first nine months of 2008.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended September 30, 2008 compared to three months ended September 30, 2007 and nine months ended September 30, 2008 compared to nine months ended September 30, 2007 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At September 30, 2008, PECO had access to a revolving credit facility with aggregate bank commitments of $574 million.

See “EXELON CORPORATION—Liquidity and Capital Resources” of this Form 10-Q for further discussion.

Capital resources are used primarily to fund PECO’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans. Additionally, PECO operates in a rate-regulated environment in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time.

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

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal, emission allowances, and financial transmission rights (FTR’s). Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred most of its commodity price risk to Generation through a PPA that expires at the end of 2010. PECO relies on the PAPUC’s purchased gas cost clause to mitigate gas price risk associated with market variability as the purchased gas cost clause allows PECO to adjust rates to reflect gas prices realized. ComEd has transferred most of its near-term commodity price risk to energy supply companies through the Illinois procurement processes and a significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013. The Illinois Settlement Legislation provides for the pass-through of procurement costs by ComEd to its customers.

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

The economic hedge activity resulted in a net mark to market energy contract asset position of $201 million at September 30, 2008, comprised of a net energy contract asset for cash flow hedges of $52 million and a net energy contract asset for other derivatives of $149 million. The net mark to market asset position for the portfolio at September 30, 2008 is a result of forward market prices decreasing relative to the contracted price of the derivative instruments, the majority of which are hedges of future power sales. Activity associated with the cash flow hedges are recognized through accumulated other comprehensive income until the period in which the associated physical sale of power occurs. At that time, the cash flow hedge’s mark-to-market position is reversed and reclassified as results of operations, which when combined with the impacts of the actual physical power sale, results in the ultimate recognition of net revenues at the contracted price.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation has estimated greater than 95% and 90% for economic and cash flow hedge ratios for 2008 and 2009, respectively, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail load assumptions are based on forecasted average demand.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s non-trading portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease in net income of less than $20 million and $100 million, respectively, for 2008 and 2009. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The proprietary trading activities included volumes of 3,092 GWhs and 5,667 GWhs for the three months ended September 30, 2008 and 2007, respectively, and 6,738 GWhs and 15,543 GWhs for the nine months ended September 30, 2008 and 2007, respectively. Trading portfolio activity for the nine months ended September 30, 2008 resulted in pre-tax gains of $105 million due to net mark-to-market gains of $75 million and realized gains of $30 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $340,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the nine months ended September 30, 2008 of $5,396 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Management Committee monitor the financial risks of the proprietary trading activities.

Trading and Economic Hedge Marketing Activities.    The following detailed presentation of the trading and economic hedge marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2008 to September 30, 2008. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in results of operations as well as the settlements from accumulated OCI to results of operations and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2008(a)	$(690)
Total change in fair value during 2008 of contracts recorded in result of operations	488
Reclassification to realized at settlement of contracts recorded in results of operations	(115)
Reclassification to realized at settlement from accumulated OCI(b)	645
Effective portion of changes in fair value — recorded in OCI(c)	256
Changes in collateral	(243)
Other balance sheet reclassifications	(13)

Total mark-to-market energy contract net assets at September 30, 2008(a)	$328

(a)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.
(b)	Includes $38 million gain of reclassifications from accumulated OCI to net income related to the settlement of the five-year financial swap contract with ComEd.
(c)	Includes $320 million gain of changes in fair value of the five-year financial swap with ComEd.

The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of September 30, 2008 and December 31, 2007:

	September 30, 2008(a)(b)	December 31, 2007(a)(b)
Current assets	$391	$247
Noncurrent assets	275	51

Total mark-to-market energy contract assets	666	298

Current liabilities	(206)	(247)
Noncurrent liabilities	(132)	(741)

Total mark-to-market energy contract liabilities	(338)	(988)

Total mark-to-market energy contract net assets (liabilities)	$328	$(690)

(a)

Includes the fair value of the five-year financial swap with ComEd as of September 30, 2008 and December 31, 2007, with current liabilities including $14 million and $13 million, respectively, and noncurrent liabilities including $84 million and $443 million respectively. The fair value balances are eliminated upon consolidation.

(b)

As of September 30, 2008, collateral of $35 million, $17 million, $12 million and $1 million are netted against current and noncurrent assets and current and noncurrent liabilities, respectively. As of December 31, 2007, collateral of $104 million, $23 million, $63 million and $82 million are netted against current and noncurrent assets and current and noncurrent liabilities, respectively.

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

The fair values reflect the level of forward prices and volatility factors as of September 30, 2008 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

The following table, which presents maturity and source of fair value of mark-to-market energy contract net assets (liabilities), provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Generation’s total mark-to-market asset or (liability). Second, this table provides the maturity, by year, of Generation’s net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

	Maturities Within						Total Fair Value
	2008	2009	2010	2011	2012	2013 and Beyond
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$79	$10	$22	$40	$—	$—	$151
Prices based on model or other valuation methods	10	(7)	(7)	(33)	(38)	(24)	(99)

Total	$89	$3	$15	$7	$(38)	$(24)	$52

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$6	$14	$—	$—	$—	$—	$20
Prices provided by external sources	(7)	30	13	29	—	—	65
Prices based on model or other valuation methods	39	131	5	6	4	6	191

Total	$38	$175	18	35	$4	$6	$276

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI. Includes $98 million loss associated with the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of September 30, 2008. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2008 to September 30, 2008, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
Accumulated OCI derivative loss at January 1, 2008	$(548	)(a)
Effective portion of changes in fair value	155	(b)
Reclassifications from accumulated OCI to net income	388	(c)

Accumulated OCI derivative loss at September 30, 2008	$(5)

(a)	Includes $275 million loss, net of taxes, of changes in fair value of the five-year financial swap contract with ComEd during 2007.
(b)	Includes $193 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the nine months ended September 30, 2008.
(c)

Includes $23 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlement of the five-year financial swap contract with ComEd during the nine months ended September 30, 2008.

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

The contracts that ComEd has entered into as part of the initial ComEd auction and the RFP contracts are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information regarding derivatives.

The following detailed presentation of the energy-related derivative activities at ComEd is included to address the recommended disclosures by the energy industry’s CCRO. The following table provides detail on changes in ComEd’s mark-to-market net asset balance sheet position from January 1, 2008 to September 30, 2008. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are recorded as changes in fair value for the hedging activities that are recorded in regulatory liabilities on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net assets at January 1, 2008	$456
Changes in fair value — energy derivative with Generation — recorded in regulatory liabilities(a)	(358)

Total mark-to-market energy contract net assets at September 30, 2008	$98

(a)

Includes a reduction of purchased power expense of $22 million and amounts related to changes in fair value of the five-year swap contract with Generation which, at Exelon, are eliminated upon consolidation.

The following table details the balance sheet classification of ComEd’s mark-to-market energy contract net assets, all related to the five-year financial swap with Generation, recorded as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Current assets(a)	$14	$13
Noncurrent assets(a)	84	443

Total mark-to-market energy contract assets	$98	$456

(a)	The fair value balances are eliminated upon consolidation.

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

	Maturities Within						Total Fair Value
	2008	2009	2010	2011	2012	2013 and Beyond
Prices based on model or other valuation methods	$(11)	$8	$7	$34	$37	$23	$98

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

The following tables provide information on Generation’s credit exposure, net of collateral, as of September 30, 2008. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs), Independent System Operators (ISOs) and New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include receivables of $110 million and $133 million, respectively, related to the supplier forward agreement with ComEd and the PPA with PECO.

Rating as of September 30, 2008	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$645	$63	$582	—	—
Non-investment grade	60	1	59	—	—
No external ratings
Internally rated — investment grade	12	—	12	—	—
Internally rated — non-investment grade	33	3	30	—	—

Total	$750	$67	$683	—	—

	Maturity of Credit Risk Exposure
Rating as of September 30, 2008	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$418	$227	$—	$645
Non-investment grade	60	—	—	60
No external ratings
Internally rated — investment grade	8	4	—	12
Internally rated — non-investment grade	33	—	—	33

Total	$519	$231	$—	$750

Net Credit Exposure by Type of Counterparty	As of September 30, 2008
Financial institutions	$308
Investor-owned utilities, marketers and power producers	259
Coal	88
Other	28

Total	$683

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

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral once certain credit limits are exceeded. Under the terms of the 5-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is upgraded to investment grade by Moody’s Investor Service or Standard & Poor’s and then is later downgraded below investment grade, or (2) if Generation is downgraded below investment grade by Moody’s Investor Service or Standard & Poor’s, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As of September 30, 2008, there was no cash collateral or letters of credit posted between any suppliers, including Generation, and ComEd.

As of March 19, 2008, ComEd was upgraded to investment grade by Standard & Poor’s, and therefore, the above condition has been satisfied such that if ComEd is later downgraded, it could be subject to margining depending on market prices at that time. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. Illinois Settlement Legislation passed during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process. Under the terms of the RFP, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement. As stipulated in the Illinois legislation as well as the ICC-approved procurement tariff, ComEd is permitted to recover its costs of procuring power and energy plus any prudent costs that a utility incurs in arranging and providing for the supply of electric power and energy. Thus all costs associated with collateral postings are recoverable from retail customers through ComEd’s procurement tariff. See Note 4 of the Combined Notes to Consolidated Financial Statements for further information.

As of September 30, 2008, Generation had $93 million of cash collateral deposit payments being held by counterparties and Generation was holding $69 million of cash collateral deposits received from counterparties. See Note 12 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

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

Exchange Traded Transactions.    Generation enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearinghouse acts as the counterparty to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX and ICE are significantly collateralized and have limited counterparty credit risk.

Generation and PECO

Fuel Procurement.    Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Generation currently procures uranium concentrates through long-term contracts. Approximately 50% of the requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

PECO procures natural gas from suppliers under both short-term and long-term contracts. PECO’s gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its gas supply agreements is mitigated by its ability to recover its gas costs through the PAPUC purchased gas cost clause that allows PECO to adjust rates to reflect gas prices realized. PECO does not obtain collateral from suppliers under its gas supply agreements.

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the recent rate increases as well as changes in economic factors on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Illinois Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations.

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

Exelon

Exelon’s Consolidated Balance Sheet as of September 30, 2008 included a $571 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $921 million. The future minimum lease payments are supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation and ComEd)

Variable-Rate Debt.    The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At September 30, 2008, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax income for the three months ended September 30, 2008. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease of less than $1 million for Generation and ComEd in pre-tax income for the three months ended September 30, 2008.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of September 30, 2008, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $335 million reduction in the fair value of the trust assets. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

In addition, Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. Actual asset return experience has a significant effect on the costs reported for Exelon’s and AmerGen’s pension and postretirement benefit plans. The overall actual asset returns across the Registrant’s pension and postretirement benefit plans through September 30, 2008 are a loss of approximately 17% compared to an assumed 8.75% positive return. If the ultimate return for 2008 were to remain at a loss of 17%, 2009 and 2010 benefit costs would be increased as follows:

	Increase in 2009 benefit costs	Increase in 2010 benefit costs
2008 negative asset returns of 17%	$156	$219

This information assumes that movements in asset returns occur absent changes to other actuarial assumptions, and does not consider any actions management may take to mitigate the impact of the asset return shortfalls, such as changes to the amount and timing of future contributions. The actuarial assumptions used in the determination of pension and postretirement benefit costs are interrelated and changes in other assumptions could have the impact of offsetting all or a portion of the potential increase in benefit costs set forth above.

Asset returns may also have a significant impact on the 2008 year end balance sheet. If the actual year-to-date negative asset returns of 17% were to be sustained through year-end, Exelon’s OCI (shareholders’ equity) would be reduced by approximately $1 billion upon remeasurement of plan assets and obligations at December 31, and Generation’s OCI would not change materially upon remeasurement of the AmerGen plan assets and obligations at December 31.

Corresponding discount rate assumption sensitivities, which are discussed in Critical Accounting Policies and Estimates within Exelon’s 2007 Annual report on Form 10-K, may have the effect of partially reducing these increases in costs and OCI if actual discount rates have increased upon the remeasurement of the plan at December 31.

Generation, ComEd and PECO account for their participation in Exelon’s pension and other postretirement benefit plans by applying multiemployer accounting pursuant to SFAS No. 87 and SFAS No 106. Exelon allocates the components of pension and other postretirement costs as well as contributions to the participating employers based on several factors, including the measures of active employee participation in each participating unit.

Item 4.    Controls and Procedures

During the third quarter of 2008, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2008, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.    Controls and Procedures

During the third quarter of 2008, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2008, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

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

Item 1A.    Risk Factors

At September 30, 2008, the Registrants updated the risk factors in Exelon’s 2007 Annual Report on Form 10-K as described below.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect the Registrants’ businesses, including the availability and cost of short-term funds for liquidity requirements, their ability to meet long-term commitments, Generation’s ability to hedge effectively its generation portfolio, and the competitiveness and liquidity of energy markets; each could adversely affect a registrant’s results of operations, cash flows and financial condition.

The Registrants rely on the capital markets, particularly for publicly offered debt, as well as the banking and commercial paper markets, to meet their financial commitments and short-term liquidity needs if internal funds are not available from the Registrants’ respective operations. Generation also uses letters of credit issued under its revolving credit facilities to support its hedging and trading operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect the Registrants’ ability to draw on their respective bank revolving credit facilities. The Registrants’ access to funds under those credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Registrants if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Registrants and other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Registrants’ access to liquidity needed for their respective businesses. Any disruption could require the Registrants to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for their business needs can be arranged. Such measures could include deferring capital expenditures, changing Generation’s hedging strategy to reduce collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash.

The strength and depth of competition in energy markets depends heavily on active participation by multiple trading parties, which could be adversely affected by disruptions in the capital and credit markets. Reduced capital and liquidity and failures of significant institutions that participate in the energy markets could diminish the liquidity and competitiveness of energy markets that are important to the respective businesses of the Registrants. Perceived weaknesses in the competitive strength of the energy markets could lead to pressures for greater regulation of those markets or attempts to replace those market structures with other mechanisms for the sale of power, including the requirement of long-term contracts such as the financial swap contract between Generation and ComEd as described further in Note 4 of the Combined Notes to Consolidated Financial Statements, which could have a material adverse effect on Exelon’s and Generation’s results of operations and cash flows.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for electricity and increased incidence of customers’ inability to pay their accounts. In addition, the slowing world economy could lead to lower international demand for coal, oil and natural gas, which may lower fossil fuel prices and put downward pressure on electricity prices. These events would adversely impact the Registrants’ results of operations, cash flows and financial position.

The disruptions in capital and credit markets have also resulted in higher interest coupons on publicly issued debt securities, increased costs associated with commercial paper borrowing and under bank credit facilities, increased costs for certain variable interest rate debt securities of the Registrants and failed remarketings of variable interest rate tax-exempt debt issued to finance certain of the Registrants’ facilities. Continuation of these disruptions would increase the Registrants’ interest expense and adversely affect their results of operations.

The disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affect the value of the investments held within Exelon’s employee benefit plan trusts and Generation’s nuclear decommissioning trusts. A significant long-term decline in the value of these investments may require the Registrants to increase contributions to those trusts to meet future funding requirements. In addition, a significant decline in the market value of the nuclear decommissioning trust funds may adversely impact Exelon’s and Generation’s results of operations, cash flows and financial position, and a significant decline in the market value of the investments held within Exelon’s employee benefit plan trusts may adversely impact Exelon’s results of operations, cash flows and financial position, including its shareholders’ equity.

Generation is exposed to price fluctuations and other risks of the wholesale power market that are beyond its control, which may negatively impact its results of operations.

Risk of Credit Downgrades.    Generation’s trading business is subject to credit quality standards. At September 30, 2008, Generation had $93 million of cash collateral deposit payments being held by various exchange floor clearing members and posted $153 million in letters of credits with the same floor clearing members. Generation was holding $69 million of cash collateral deposits received from counterparties and received $15 million of letters of credits posted from counterparties. If Generation were to be downgraded or lose its investment grade credit rating or otherwise fail to satisfy the credit standards of trading counterparties, it would be required under trading agreements to provide collateral in the form of letters of credit or cash, which may have a material adverse effect upon its liquidity. If Generation had been downgraded to the investment grade ratings of BBB or BBB- as of September 30, 2008, it would have been required to provide an insignificant amount of incremental collateral. If Generation had lost its investment grade credit rating as of September 30, 2008, it would have been required to provide incremental collateral of approximately $325 million. The amount of collateral required to be paid by Generation at any point in time is dependent on a variety of factors, including 1) notional amount of trading positions, 2) nature of counterparty and related agreements, and 3) changes in power or other commodity prices.

ComEd would be required to provide significant amounts of collateral under its agreements with counterparties in the event that it were to lose its investment grade rating while certain wholesale market conditions exist.

Some of ComEd’s energy procurement contracts contain collateral provisions that are affected by its credit rating. If certain wholesale market conditions exist and ComEd were to lose its investment grade credit rating, it would be required under some of its energy procurement contracts to provide collateral in the form of letters of credit or cash, which may have a material adverse effect upon its liquidity. If ComEd had lost its investment grade credit rating as of September 30, 2008, ComEd would have been required to provide approximately $74 million in additional collateral. ComEd’s procurement contract collateral requirements are a function of market prices. Collateral posting will generally increase as forward market prices fall and decrease as forward market prices rise. Given the relationship to forward market prices, contract collateral requirements can be volatile.

In addition, as of September 30, 2008, ComEd had a $160 million letter of credit with PJM. On October 3, 2008, Moody’s upgraded ComEd’s long-term unsecured ratings. As a result of this upgrade, PJM allowed ComEd to move from a position of no unsecured credit to an unsecured credit limit of $20 million in accordance with PJM’s credit policy. This action reduced ComEd’s letter of credit collateral requirements to $140 million. If ComEd were to have its credit rating reduced to below investment grade, it would be required to provide $20 million in additional collateral to PJM.

PECO would be required to provide significant amounts of collateral under its agreements with counterparties in the event that it were to experience a downgrade in its credit rating or fall below investment grade.

As of a result of the S&P downgrade of PECO’s corporate credit rating on October 21, 2008, PJM reduced PECO’s unsecured credit limit to $20 million in accordance with PJM’s credit policy. As a result of this action, PECO will be required to provide to PJM by October 27, 2008 approximately $90 million in collateral in the form of a letter of credit or cash. If PECO were to have its credit rating reduced to below investment grade, it would be required to provide approximately $20 million in additional collateral to PJM.

In addition, certain of PECO’s natural gas procurement contracts contain provisions that may require PECO to provide collateral or other adequate assurance of performance if PECO fails to satisfy the credit standards of its counterparties, such as PECO losing its investment grade credit rating. The collateral could be provided in the form of letters of credit, cash or other agreeable security. Also, PECO may be required to immediately pay all outstanding payables to its natural gas suppliers at that time. These requirements may have an adverse effect upon PECO’s liquidity. If PECO had lost its investment grade credit rating as of September 30, 2008, PECO could have been required to provide approximately $100 million in collateral under its natural gas procurement contracts.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Exelon

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2008	15,106	$89.54	—	(b	)
August 1 — August May 31, 2008	994	73.39	—	(b	)
September 1 — September 30, 2008	1,973	74.27	—	(b	)

Total	18,073	$86.98	—	(b	)

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

See Note 11 of the Combined Notes to Consolidated Financial Statements for further information regarding Exelon’s share repurchase programs.

Item 6.    Exhibits

Exhibit No.	Description
3-1	Exelon Corporation Amended and Restated Bylaws, as amended September 23, 2008 (File 001-16169, Form 8-K dated September 25, 2008, Exhibit 3.1)

3-1-2	Amended and Restated Articles of Incorporation of Exelon Corporation, as amended May 8, 2007

4-1	One Hundred and Sixth Supplemental Indenture dated as of September 15, 2008 from PECO to U.S. Bank National Association, as trustee (File 000-16844, Form 8-K dated October 2, 2008, Exhibit 4.1)

10-1	Second Amended and Restated Employment Agreement with John Rowe dated as of July 29, 2008 (File 001-16169, Form 8-K dated August 1, 2008, Exhibit 99.1)

10-1-1

Amended and Restated Trade Receivables Purchase and Sale Agreement among PECO, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of December 20, 1988, as Amended and Restated as of November 14, 1995, as of January 1, 1999, as of November 14, 2000, as of November 14, 2005 and as Further Amended and Restated as of September 19, 2008 (File 000-16844, Form 8-K dated September 22, 2008, Exhibit 10.1)

10-1-2

Amendment No. 1 to $1,000,000,000 Credit Agreement dated as of October 26, 2006 among Exelon Corporation, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 001-16169, Form 8-K dated October 21, 2008, Exhibit 99.1)

10-1-3

Amendment No. 1 to $5,000,000,000 Credit Agreement dated as of October 26, 2006 among Exelon Generation Company, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 333-85496, Form 8-K dated October 21, 2008, Exhibit 99.2)

10-1-4

Amendment No. 2 to $1,000,000,000 Credit Agreement dated as of October 3, 2007 among Commonwealth Edison Company, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 001-01839, Form 8-K dated October 21, 2008, Exhibit 99.3)

10-1-5

Amendment No. 1 to $600,000,000 Credit Agreement dated as of October 26, 2006 among PECO Energy Company, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 000-16844, Form 8-K dated October 21, 2008, Exhibit 99.4)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed by the following officers for the following companies:

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

EXELON CORPORATION

/S/ JOHN W. ROWE	/S/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DUANE M. DESPARTE
Duane M. DesParte
Vice President and Corporate Controller (Principal Accounting Officer)

October 24, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/S/ JOHN W. ROWE	/S/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman (Principal Executive Officer)	(Principal Financial Officer)

/S/ JON D. VEURINK
Jon D. Veurink
Vice President and Controller (Principal Accounting Officer)

October 24, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/S/ FRANK M. CLARK	/S/ J. BARRY MITCHELL
Frank M. Clark	J. Barry Mitchell
Chairman and Chief Executive Officer (Principal Executive Officer)	President and Chief Operating Officer

/S/ ROBERT K. MCDONALD	/s/ MATTHEW R. GALVANONI
Robert K. McDonald	Matthew R. Galvanoni
Senior Vice President, Chief Financial Officer, Treasurer and Chief Risk Officer (Principal Financial Officer)	Vice President and Controller (Principal Accounting Officer)

October 24, 2008

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

October 24, 2008