Form 10-K/A
period 2008-12-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2009-02-19
CIK 1168165, 78100, 22606, 1109357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2008, was as follows:

Exelon Corporation Common Stock, without par value	$ 59,092,745,316
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None

The number of shares outstanding of each registrant’s common stock as of January 30, 2009 was as follows:

Exelon Corporation Common Stock, without par value	658,242,488
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

Documents Incorporated by Reference

Portions of the Exelon Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

i

EXPLANATORY NOTE

Exelon, Generation, ComEd and PECO are filing this amendment on Form 10-K/A to disclose required non-employee director compensation disclosures in Item 11 - Executive Compensation and to update the security ownership disclosures in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to include information from Schedules 13G filed by certain beneficial owners after the original 10-K was filed on February 6, 2009. This amendment on Form 10-K/A does not change any other part of the disclosures in Items 11 or 12 or any of the previously reported financial statements or other disclosures contained in the original Form 10-K filed on February 6, 2009.

FILING FORMAT

This combined Form 10-K/A is being filed separately by Exelon Corporation (Exelon), Exelon Generation Company, LLC (Generation), Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) (collectively, the Registrants). Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the original Form 10-K and herein, including those factors with respect to such registrant discussed in ITEM 1A. Risk Factors, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, and ITEM 8. Financial Statements and Supplementary Data: Note 18 and (b) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of the original Form 10-K. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of the original Form 10-K.

PART III

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

Exelon, Generation and PECO

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 19 (D)	Stock Awards ($) See Note 20 (E)	Option Awards ($) See Note 21 (F)	Non-Equity Incentive Plan Compensation ($) See Note 22 (G)	Pension Value and Nonqualified Deferred Compen- sation Earnings ($) See Note 23 (H)	All Other Compen- sation ($) See Note 24 (I)	Total ($) (J)
Rowe (1)	2008	$1,474,423	—	$2,068,010	$2,455,433	$1,835,166	$830,272	$400,192	$9,063,496
	2007	1,361,154	—	12,728,849	2,798,893	1,680,249	504,385	418,026	19,491,556
	2006	1,291,918	168,345	10,527,089	1,324,393	1,683,455	856,413	575,455	16,427,068

O’Brien (2)	2008	495,538	—	1,049,732	367,184	428,934	105,978	175,687	2,623,053
	2007	450,154	—	1,283,926	236,185	468,642	99,320	96,339	2,634,566
	2006	395,959	20,786	1,063,147	201,293	207,868	118,966	91,324	2,099,343

Hilzinger (3)	2008	408,627	—	556,237	141,429	318,750	57,492	143,916	1,626,451

Barnett (4)	2008	297,308	(16,498)	353,882	106,884	148,477	35,808	561,590	1,487,451
	2007	283,969	50,000	552,877	99,003	221,075	33,065	80,037	1,320,026

Young (5)	2008	60,750	—	(1,282,781)	—	—	9,819	18,089	(1,194,123)
	2007	578,538	—	2,787,570	383,148	562,960	74,623	125,378	4,512,217
	2006	546,767	—	2,174,945	310,360	498,575	77,622	158,808	3,767,077

Crane (6)	2008	694,230	—	2,519,603	931,625	750,000	642,938	272,727	5,811,123
	2007	558,000	—	2,161,974	482,210	577,536	442,503	158,029	4,380,252
	2006	505,959	43,911	1,545,742	309,035	439,110	352,298	131,404	3,327,459

McLean (7)	2008	561,538	—	1,125,928	670,842	510,416	95,727	216,544	3,180,995
	2007	482,500	—	2,593,306	473,898	403,276	53,160	96,874	4,103,014
	2006	442,575	—	1,811,526	407,167	383,145	62,625	102,602	3,209,640

Moler (8)	2008	484,615	—	500,384	460,890	329,000	333,981	195,611	2,304,481

Pardee (9)	2008	525,289	44,000	928,039	332,874	484,000	213,293	164,619	2,692,114
	2007	426,308	—	1,216,555	226,270	350,277	110,591	69,591	2,399,592

Adams (10)	2008	320,000	—	382,105	174,543	175,973	72,722	86,772	1,212,115
	2007	305,008	—	608,872	154,635	222,621	74,219	10,602	1,375,957

Bonney (11)	2008	273,020	25,000	436,656	216,614	120,951	130,060	74,953	1,277,254

Galvanoni (12)	2008	214,462	(4,854)	194,616	63,722	92,213	23,908	66,284	650,351
	2007	199,603	—	174,288	60,145	119,096	20,969	12,707	586,808

ComEd

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 19 (D)	Stock Awards ($) See Note 20 (E)	Option Awards ($) See Note 21 (F)	Non-Equity Incentive Plan Compensation ($) See Note 22 (G)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) See Note 23 (H)	All Other Compen- sation ($) See Note 24 (I)	Total ($) (J)
Clark (13)	2008	$546,692	—	$(198,434)	56,970	$2,049,371	$548,986	$193,738	$3,197,323
	2007	474,231	—	566,726	121,635	2,288,853	391,782	146,412	3,989,639
	2006	440,000	—	2,239,794	592,755	326,584	158,233	162,925	3,920,291

McDonald (14)	2008	336,038	—	(51,745)	22,155	789,747	304,534	144,201	1,544,930
	2007	310,600	100,000	322,790	43,710	887,688	225,879	74,566	1,965,233
	2006	300,000	83,565	846,087	205,980	171,285	231,287	90,596	1,928,800

Mitchell (15)	2008	477,692	—	(13,373)	33,233	1,402,448	571,280	197,955	2,669,235
	2007	437,477	—	573,100	69,158	1,592,848	736,464	138,596	3,547,643
	2006	415,000	14,217	1,457,599	374,958	284,334	719,747	167,546	3,433,401

Hooker (16)	2008	307,692	9,007	58,129	20,573	666,142	474,488	128,861	1,664,892
	2007	277,231	150,000	293,558	40,930	695,830	283,124	65,433	1,806,106

Pramaggiore (17)	2008	348,500	20,295	94,568	35,175	817,247	49,083	127,421	1,492,289
	2007	290,154	150,000	276,416	55,192	347,222	36,593	43,225	1,198,802

Notes to the Summary Compensation Tables

(1)	John W. Rowe, Chairman and CEO, Exelon; Chairman, Generation.
(2)	Denis P. O’Brien, Executive Vice President, Exelon; President and CEO, PECO.
(3)	Matthew F. Hilzinger, Senior Vice President and CFO, Exelon. Mr. Hilzinger is an executive officer of Exelon and Generation.
(4)	Phillip S. Barnett, Senior Vice President and CFO, PECO.
(5)	John F. Young, Executive Vice President, Finance & Markets and CFO, Exelon and Generation through January 5, 2008. Mr. Young remained an employee through January 29, 2008.
(6)	Christopher M. Crane, President and Chief Operating Officer (COO), Exelon and Generation.
(7)	Ian P. McLean, Executive Vice President, Finance & Markets, Exelon.
(8)	Elizabeth A. Moler, Executive Vice President, Government and Environmental Affairs and Public Policy, Exelon
(9)	Charles G. Pardee, Senior Vice President, Exelon; President and Chief Nuclear Officer, Exelon Nuclear.
(10)	Craig L. Adams, Senior Vice President & COO, PECO.
(11)	Paul R. Bonney, Vice President, PECO.
(12)	Matthew R. Galvanoni, Vice President and Controller, ComEd and PECO (Principal Accounting Officer).
(13)	Frank M. Clark, Chairman and CEO, ComEd.
(14)	Robert K. McDonald, Senior Vice President and CFO, ComEd.
(15)	J. Barry Mitchell, President & COO, ComEd.
(16)	John T. Hooker, Senior Vice President, State Legislative and Governmental Affairs, ComEd.
(17)	Anne R. Pramaggiore, Executive Vice President, Customer Operations, Regulatory & External Affairs, ComEd.
(18)	Not used
(19)	In current or previous years in recognition of their overall performance, certain NEOs received an individual performance multiplier to their annual incentive payments or other special recognition awards.
(20)	The amounts shown in this column include the compensation expense recognized in the 2008 financial statements for the performance share unit awards granted on January 28, 2008 and paid out in January 2009 with respect to the three-year performance period ending December 31, 2008, and the expense recognized during 2008 for performance share unit awards granted in previous years, as well as the expense recognized during 2008 for restricted stock or stock unit awards made to many of these officers in 2008 or previous years. For a discussion of the assumptions made in the valuation of these awards under SFAS No. 123-R, see note 16 of the Combined Notes to the Consolidated Financial Statements. For purposes of this table, estimates of forfeitures related to service-based vesting conditions have been disregarded.
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

(21)	The amounts shown in this column include the compensation expense recognized in the 2008 financial statements for the award of non-qualified options to purchase Exelon common stock granted on January 29, 2008, as well as the expense recognized during 2008 for stock option grants awarded in previous years. For a discussion of the assumptions made in the valuation of these awards under SFAS No. 123-R, see note 16 of the Combined Notes to the Consolidated Financial Statements. For purposes of this table, estimates of forfeitures related to service-based vesting conditions have been disregarded.
(22)	The amounts shown in this column represent payments made pursuant to the Annual Incentive Plan and the ComEd Long-Term Incentive Plan. Both programs are paid with respect to 2008 performance and were awarded on January 26, 2009. The table below details ComEd Employee’s payments applicable to the Annual Incentive Plan and the ComEd Long-Term Incentive Plan.

Name	Year	Annual Incentive Plan	ComEd Long-Term Incentive Plan	Total
Clark	2008	$495,371	$1,554,000	$2,049,371
	2007	475,853	1,813,000	2,288,853
McDonald	2008	195,747	594,000	789,747
	2007	194,688	693,000	887,688
Mitchell	2008	331,448	1,071,000	1,402,448
	2007	343,348	1,249,500	1,592,848
Hooker	2008	189,142	477,000	666,142
	2007	139,330	556,500	695,830
Pramaggiore	2008	223,247	594,000	817,247
	2007	161,722	185,500	347,222

(23)	The amounts shown in the column represent the change in the accumulated pension benefit from December 31, 2007 to December 31, 2008. For Mr. Crane, Mr. McLean Mr. Pardee and Mr. McDonald, this amount includes $48, $160, $30 and $3, respectively, of above market earnings in their non-qualified deferred compensation accounts.
(24)	The amounts shown in this column include the items summarized in the following tables:

Exelon, Generation and PECO

All Other Compensation

Name (a)	Perquisites $ See Note 1 (b)	Reimburse- ment for Income Taxes $ See Note 2 (c)	Payments or Accruals for Termination or Change in Control (CIC) $ See Note 3 (d)	Company Contributions to Savings Plans $ See Note 4 (e)	Company Paid Term Life Insurance Premiums $ See Note 5 (f)	Dividends or Earnings not included in Grants $ See Note 6 (g)	Total $ (h)
Rowe	$179,269	$6,865	—	$73,721	$140,337	—	$400,192
O’Brien	67,800	43,312	—	24,777	29,673	10,125	175,687
Hilzinger	59,083	31,849	—	20,431	3,109	29,444	143,916
Barnett	309,860	219,855	—	14,865	2,415	14,595	561,590
Young	15,051	—	—	3,038	—	—	18,089
Crane	69,809	39,910	—	34,712	42,046	86,250	272,727
McLean	63,419	42,224	—	28,077	72,574	10,250	216,544
Moler	73,822	39,596	—	24,231	47,837	10,125	195,611
Pardee	53,322	39,749	—	26,264	4,761	40,523	164,619
Adams	40,185	31,892	—	—	4,100	10,595	86,772
Bonney	31,000	20,042	—	11,500	2,120	10,291	74,953
Galvanoni	27,308	19,750	—	10,723	479	8,024	66,284

ComEd

All Other Compensation

Name (a)	Perquisites $ See Note 1 (b)	Reimburse- ment for Income Taxes $ See Note 2 (c)	Payments or Accruals for Termination or Change in Control (CIC) $ See Note 3 (d)	Company Contributions to Savings Plans $ See Note 4 (e)	Company Paid Term Life Insurance Premiums $ See Note 5 (f)	Dividends or Earnings not included in Grants $ See Note 6 (g)	Total $ (h)
Clark	$68,245	$39,910	—	$27,335	$48,123	10,125	$193,738
McDonald	63,856	31,600	—	16,802	21,818	10,125	144,201
Mitchell	61,161	41,479	—	23,885	51,180	20,250	197,955
Hooker	61,281	31,761	—	15,385	12,334	8,100	128,861
Pramaggiore	65,007	31,600	—	8,840	3,749	18,225	127,421

Notes to All Other Compensation Tables

(1)	The amounts shown in this column represent the incremental cost to Exelon to provide certain perquisites to NEOs as summarized in the Perquisites Table.
(2)	Officers receive a reimbursement to cover applicable taxes on imputed income for business-related spousal travel, certain club memberships and relocation expenses because the personal benefit is closely related to the business purpose.
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

Non-Employee Director Compensation

Exelon

For their service as directors of the corporation, Exelon’s non-employee directors receive the compensation shown in the following table and explained in the accompanying notes. One employee director, Mr. Rowe, not shown in the table, receives no additional compensation for service as a director.

	Committee Membership	Fees Earned or Paid in Cash		Stock Awards	Change in Pension Value and Nonqualified Compensation Earnings Note 2	Total
		Annual Board & Committee Retainers	Board & Committee Meeting Fees
John A. Canning, Jr. (1)	A, C	$22,147	$26,000	$41,576	—	$89,723
M. Walter D’Alessio	G (ch), C	59,891	59,000	92,500	—	211,391
Nicholas DeBenedictis	G, E (ch), P	58,798	52,500	92,500	—	203,798
Bruce DeMars	A, G, E, P (ch)	66,250	68,000	92,500	—	226,750
Nelson A. Diaz	E, P, R	52,500	51,000	92,500	—	196,000
Sue L. Gin	A, G, R (ch)	61,250	61,000	92,500	—	214,750
Rosemarie B. Greco	C (ch), E	58,146	45,500	92,500	—	196,146
Paul L. Joskow	A, E, R	52,500	63,000	92,500	—	208,000
John M. Palms	A (ch), G, P, R	66,250	70,000	92,500	—	228,750
William C. Richardson	A, C, G, R	52,500	69,000	92,500	—	214,000
Thomas J. Ridge	E	47,500	27,000	92,500	—	167,000
John W. Rogers, Jr.	G, R	47,500	42,000	92,500	—	182,000
Stephen D. Steinour	A, C, P	57,500	58,500	92,500	—	208,500
Donald Thompson	E, P	52,500	43,500	92,500	—	188,500

Total All Directors		$755,232	$736,000	$1,244,076	—	$2,735,308

Committee Membership Key

Audit = A, Chairman = Ch, Compensation = C, Corporate Governance = G, Energy Delivery

Oversight = E, Generation Oversight = P, Risk Oversight = R

Notes:

(1)	Mr. Canning was appointed to the board on August 1, 2008.
(2)	Values in this column represent that portion of the directors accrued earnings in their non-qualified deferred compensation account that were considered as above market. See the description below under the heading “Deferred Compensation.” For 2008, none of the directors recognized any such earnings.

Fees Earned or Paid in Cash

In July 2008, the Exelon board voted to increase their compensation to bring it in line with their policy of targeting the median compensation of the same peer group of companies used to benchmark executive compensation. All directors receive an annual retainer of $50,000, which was increased from the previous value of $45,000. Committee chairs receive an additional $10,000 per year, an increase from the previous value of $7,500. Members of the audit committee and generation oversight committee, including the committee chairs, continue to receive an additional $5,000 per year for their participation on these committees.

Directors now receive $2,000 for each meeting of the board or board committee that they attend, whether in person or by means of teleconferencing or video conferencing equipment. Directors also receive a $2,000 meeting fee for attending the annual shareholders meeting and the annual strategy retreat.

Stock Awards

Rather than paying directors entirely in cash, Exelon pays a significant portion of director compensation in the form of deferred stock units. The deferred stock units are not paid out to the directors until they retire from the board, leaving these amounts at risk during the director’s entire tenure on the board. Directors are required under the Exelon Corporate Governance Principles to own 5,000 shares of Exelon common stock or deferred stock units within five years after their election to the board.

In July 2008, the board voted to increase the amount of deferred stock units granted to directors each year from the previous value of $85,000 to $100,000. Deferred stock units are granted and credited to a notional account maintained on the books of the corporation at the end of each calendar quarter based upon the closing price of Exelon common stock on the day the quarterly dividend is paid. Deferred stock units earn the same dividends available to all holders of Exelon common stock, which are reinvested in the account as additional units.

As of December 31, 2008, the directors held the following amounts of deferred Exelon common stock units. The units are valued at the closing price of Exelon common stock on December 31, 2008, which was $55.61. Legacy plans include those stock units earned from Exelon’s predecessor companies, PECO Energy Company and Unicom Corporation. For Adm. DeMars and Mr. Rogers, the legacy deferred stock units reflect accrued benefits from the Unicom Directors Retirement Plan (which was terminated in 1997) and the Unicom 1996 Directors Fee Plan (which was terminated in 2000), respectively.

	Year First Elected to the Board	Deferred Stock Units From Legacy Plans #	Deferred Stock Units From Exelon Plan #	Total Deferred Stock Units #	Fair Market Value as of 12/31/2008 $
John A. Canning	2008		708	708	$39,372
M. Walter D’Alessio	1983		8,734	8,734	485,698
Nicholas DeBenedictis	2002		6,514	6,514	362,244
Bruce DeMars	1996	1,275	1,366	2,641	146,866
Nelson A. Diaz	2004		6,396	6,396	355,682
Sue L. Gin	1993		1,366	1,366	75,963
Rosemarie B. Greco	1998		10,430	10,430	580,012
Paul L. Joskow	2007		1,844	1,844	102,545
John M. Palms	1990		6,514	6,514	362,244
William C. Richardson	2005		4,719	4,719	262,424
Thomas J. Ridge	2005		4,465	4,465	248,299
John W. Rogers, Jr	1999	3,436	13,515	16,951	942,645
Stephen D. Steinour	2007		2,101	2,101	116,837
Donald Thompson	2007		2,101	2,101	116,837

Total All Directors		4,711	70,773	75,484	$4,197,668

Deferred Stock Unit and Deferred Compensation Payout

In June 2007, the board amended both the deferred stock unit plan and the deferred compensation plan to allow directors to elect distributions upon reaching age 72, in addition to age 65, or retirement from the board. The amendment also provided directors an opportunity to elect to take a one-time lump sum distribution from each plan in January 2008.

The following table shows the payouts made from each plan in January 2008 pursuant to elections made by the directors in June 2007. Directors could also elect to receive their stock units in shares of Exelon common stock or have them converted to cash. For purposes of the distribution, stock units were valued at $81.64, the closing price on December 31, 2007 and for those directors with balances in the deferred compensation plan, each individual fund in which they were invested was valued at its December 31, 2007 closing price.

	Number of Deferred Stock Units Converted at Payout #	Value of Deferred Stock Unit Received at Payout $	Value of Deferred Compensa- tion Received at Payout $
M. Walter D’Alessio	28,625	$2,336,973	$—
Nicholas DeBenedictis	3,631	296,447	—
Bruce DeMars	11,800	963,374	—
Sue L. Gin (1)	11,800	963,374	378,653
Rosemarie B. Greco	8,804	718,722	—
John M. Palms	25,039	2,044,220	1,024,035

Notes:

(1)	Ms. Gin elected to receive her stock units as shares of Exelon common stock.

Deferred Compensation

Directors may elect to defer any portion their cash compensation in a non-qualified multi-fund deferred compensation plan. Each director has an unfunded account where the dollar balance can be invested in one or more of several mutual funds, including one fund composed entirely of Exelon common stock. Fund balances (including those amounts invested in the Exelon common stock fund) will be settled in cash and may be distributed in a lump sum or in annual installment payments upon a director’s reaching age 65, age 72 or upon retirement from the board. These funds are identical to those that are available to executive officers and are generally identical to those available to company employees who participate in the Exelon Employee Savings Plan. Directors and executive officers have one additional fund not available to employees that, through its composition, provides returns that can be in excess of 120% of the Federal long-term rate that is used by the IRS to determine above market returns. However, during 2008 none of the directors had investments in this fund.

Other Compensation

Exelon pays the cost of a director’s spouse’s travel, meals, lodging and related activities when the spouses are invited to attend company or industry related events where it is customary and expected that directors attend with their spouses. The cost of such travel, meals and other activities is imputed to the director as additional taxable income. However, in most cases there is no incremental cost to Exelon of providing transportation and lodging for a director’s spouse when he or she accompanies the director, and the only additional costs to Exelon are those for meals and activities and to reimburse the director for the taxes on the imputed income. In 2008, incremental cost to the company to provide these perquisites was less than $10,000 per director and the aggregate amount for all directors as a group, a total of 14 directors, was $24,438. The aggregate amount paid to all directors as a group (14 directors) for reimbursement of taxes on imputed income was $22,664.

Exelon has a board compensation and expense reimbursement policy under which directors are reimbursed for reasonable travel to and from their primary residence and lodging expenses incurred when attending board and committee meetings or other events on behalf of Exelon, (including director’s orientation or continuing education programs, facility visits or other business related activities for the benefit of Exelon). Under the policy, Exelon will arrange for its corporate aircraft to transport groups of directors, or when necessary, individual directors, to meetings in order to maximize the time available for meetings and discussion. Directors may bring their spouses on Exelon’s corporate aircraft when they are invited to an Exelon event, and the value of this travel, calculated according to IRS regulations, is imputed to the director as additional taxable income. Exelon has a matching gift program available to employees and directors that matches their contributions to educational institutions up to $5,000 per year.

Generation

Generation does not have a board of directors.

ComEd

For their service as directors of the company, ComEd’s non-employee directors receive the compensation shown in the following table and explained in the accompanying notes. One employee director, not shown in the table, receives no additional compensation for service as a director.

	Committee Membership	Fees Earned or Paid in Cash		Total
		Annual Board & Committee Retainers	Board & Committee Meeting Fees
James W. Compton	A	$70,000	$15,000	$85,000
Peter V. Fazio, Jr.		70,000	15,000	85,000
Sue L. Gin	A	—	20,500	20,500
Edgar D. Jannotta	A	70,000	16,000	86,000
Edward J. Mooney		70,000	11,000	81,000
Michael H. Moskow (1)		64,808	13,500	78,308
John W. Rogers, Jr.	A (ch)	—	22,500	22,500
Jesse H. Ruiz		70,000	15,000	85,000
Richard L. Thomas		70,000	23,000	93,000

Total All Directors		$484,808	$151,500	$636,308

Committee Membership Key

Audit = A, Chairman = Ch

Notes:

(1)	Mr. Moskow was appointed to the board on January 28, 2008.

Fees Earned or Paid in Cash

Members of the ComEd board receive an annual retainer of $70,000 paid quarterly in arrears. Members of the ComEd board who are also members of the Exelon board do not receive this retainer. In September 2008, the ComEd board approved an increase in meeting fees from $1,500 to $2,000 for each board or committee meeting attended whether in person or by means of teleconferencing or video conferencing equipment.

The ComEd board does not grant any type of equity awards and does not have a deferred compensation plan.

Other Compensation

ComEd pays the cost of a director’s spouse’s travel and meals when the spouses are invited to attend Exelon, ComEd or industry related events where it is customary and expected that directors attend with their spouses. The cost of such travel and meals is imputed to the director as additional taxable income. However, in most cases there is no incremental cost to ComEd of providing travel for a director’s spouse when he or she accompanies the director, and the only additional costs to ComEd are those for meals and other minor expenses and to reimburse the director for the taxes on the imputed income. In 2008, the incremental cost to ComEd to provide these perquisites was less than $10,000 per director and the aggregate amount for all directors as a group, a total of 9 directors was $1,403. The aggregate amount paid to all directors as a group (9 directors) for reimbursement of taxes on imputed income was $780.

PECO

For their service as directors of the company, PECO’s non-employee directors receive the compensation shown in the following table and explained in the accompanying notes. Two employee directors, Mr. O’Brien and Mr. Rowe, not shown in the table, receive no additional compensation for their service as directors.

In July 2008, the PECO board voted to reduce its size to seven members. At the same time it also established an Executive Committee to assist the board in its management and oversight duties and to act on behalf of the board when the full board was not in session. Mr. O’Brien, Mr. Rowe, and Mr. D’Alessio were appointed to this committee.

	Committee Membership	Fees Earned or Paid in Cash		Total
		Annual Board & Committee Retainers	Board & Committee Meeting Fees
M. Walter D’Alessio	E	$—	$5,000	$5,000
Nelson A. Diaz		—	6,500	6,500
Rosemarie B. Greco		—	6,500	6,500
Thomas J. Ridge		—	6,500	6,500
Ronald Rubin		70,000	6,500	76,500

Total All Directors		$70,000	$31,000	$101,000

Committee Membership Key

E = Executive Committee

Fees Earned or Paid in Cash

Members of the PECO board receive an annual retainer of $70,000 paid quarterly in arrears. Members of the PECO board who are also members of the Exelon board do not receive this retainer. In December 2008, the PECO board approved an increase in meeting fees from $1,500 to $2,000 for each board or committee meeting attended whether in person or by means of teleconferencing or video conferencing equipment.

The PECO board does not grant any type of equity awards and does not have a deferred compensation plan.

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

Other significant owners of Exelon stock

Shown in the table below are those owners who are known to Exelon to hold more than 5% of the outstanding common stock. This information is based on the most recent Schedule 13G filed by each owner with the SEC on February 13, 2009.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Capital World Investors	32,994,000	5%
333 South Hope Street Los Angeles, California 90071

Capital Research Global Investors	39,237,320	6%
333 South Hope Street Los Angeles, California 90071

Capital World Investors and Capital Research Global Investors are each divisions of Capital Research and Management Company. Capital World Investors disclosed in its Schedule 13G that it disclaims beneficial ownership of all shares and it has sole voting power over 734,000 shares and sole dispositive power over all shares. Capital Research Global Investors disclosed in its Schedule 13G that it disclaims beneficial ownership of all shares and it has sole voting power over 25,451,720 shares and sole dispositive power over all shares.

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

	[A]	[B]	[C]	[D]=[A]+[B]+[C]	[E]	[F]=[D]+[E]
	Beneficially Owned Shares	Shares Held in Company Plans (Note 1)	Vested Stock Options and Options that Vest Within 60 days	Total Shares Held	Share Equivalents to be Settled in Cash or Stock (Note 2)	Total Share Interest
Directors
James W. Compton	6,000	—	—	6,000		6,000
Peter V. Fazio, Jr	—	—	—
Sue L. Gin	44,043	1,366	—	45,409	1,829	47,238
Edgar D. Jannotta	26,282	—	—	26,282		26,282
Edward J. Mooney	—	—	—	—	—	—
Michael H. Moskow	—	—	—	—	—	—
John W. Rogers, Jr.	11,374	16,951	—	28,325	8,533	36,858
Jess H. Ruiz	—	—	—	—	—	—
Richard L. Thomas	32,187	—	—	32,187		32,187

Named Officers
Frank M. Clark	26,451	5,000	58,500	89,951	9,996	99,947
Robert K. McDonald	9,946	5,000	31,625	46,571	3,403	49,974
J. Barry Mitchell	20,196	16,069	20,250	56,515	6,281	62,796
John T. Hooker	3,124	0	5,375	8,499	4,546	13,045
Anne R. Pramaggiore	10,244	9,000	25,525	44,769	1,690	46,459
Total
Directors & Executive Officers as a group, 14 people.	189,847	53,386	141,275	384,508	36,278	420,786

(1)	The shares listed under Shares Held in Company Plans, Column [B], include restricted shares, shares held in the 401(k) plan, and deferred shares held in the Stock Deferral Plan.
(2)	The shares listed above under Share Equivalents to be Settled in Cash, Column [E], include unvested performance shares that may settled in cash or stock depending on where the named officer stands with respect to their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.	Description
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the report on Form 10-K/A for the year ended December 31, 2008 filed by the following officers for the following registrants:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the report on Form 10-K/A for the year ended December 31, 2008 filed by the following officers for the following registrants:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 18th day of February, 2009.

EXELON CORPORATION

By:	/s/ MATTHEW F. HILZINGER
Name:	Matthew F. Hilzinger
Title:	Senior Vice President and Chief Financial Officer

EXELON GENERATION COMPANY, LLC

By:	/s/ MATTHEW F. HILZINGER
Name:	Matthew F. Hilzinger
Title:	Senior Vice President and Chief Financial Officer Exelon Corporation (Principal Financial Officer)

COMMONWEALTH EDISON COMPANY

By:	/s/ ROBERT K. MCDONALD
Name:	Robert K. McDonald
Title:	Senior Vice President, Chief Financial Officer, Treasurer and Chief Risk Officer

PECO ENERGY COMPANY

By:	/s/ PHILLIP S. BARNETT
Name:	Phillip S. Barnett
Title:	Senior Vice President and Chief Financial Officer