Form 10-Q
period 2009-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2009-04-24
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company

Exelon Corporation	✓
Exelon Generation Company, LLC			✓
Commonwealth Edison Company			✓
PECO Energy Company			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑.

The number of shares outstanding of each registrant’s common stock as of March 31, 2009 was:

Exelon Corporation Common Stock, without par value	658,754,937
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2008 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2 of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 18, as updated by Part I, Item 1. Financial Statements, Note 13 of this Report; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2009	2008
Operating revenues	$4,722	$4,517
Operating expenses
Purchased power	683	1,072
Fuel	776	538
Operating and maintenance	1,362	1,193
Operating and maintenance for regulatory required programs	11	—
Depreciation and amortization	436	398
Taxes other than income	200	193

Total operating expenses	3,468	3,394

Operating income	1,254	1,123

Other income and deductions
Interest expense	(163)	(180)
Interest expense to affiliates, net	(24)	(41)
Equity in losses of unconsolidated affiliates and investments	(8)	(5)
Other, net	(38)	(58)

Total other income and deductions	(233)	(284)

Income from continuing operations before income taxes	1,021	839
Income taxes	310	258

Income from continuing operations	711	581

Discontinued operations
Income from discontinued operations (net of taxes of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively	1	1
Loss on disposal of discontinued operations (net of taxes of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively)	—	(1)

Income from discontinued operations, net	1	—

Net income	712	581

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(3)	(2)
Actuarial loss reclassified to periodic cost	22	17
Transition obligation reclassified to periodic cost	1	—
Pension and non-pension postretirement benefit plans valuation adjustment	28	4
Change in unrealized gain (loss) on cash flow hedges	525	(473)
Unrealized loss on marketable securities	(2)	(2)

Other comprehensive income (loss)	571	(456)

Comprehensive income	$1,283	$125

Average shares of common stock outstanding:
Basic	659	659
Diluted	661	664

Earnings per average common share — basic:
Income from continuing operations	$1.08	$0.88
Income from discontinued operations	—	—

Net income	$1.08	$0.88

Earnings per average common share — diluted:
Income from continuing operations	$1.08	$0.88
Income from discontinued operations	—	—

Net income	$1.08	$0.88

Dividends per common share	$0.53	$0.50

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$712	$581
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	622	552
Impairment of long-lived assets	223	—
Deferred income taxes and amortization of investment tax credits	(80)	51
Net fair value changes related to derivatives and nuclear decommissioning trust funds	(96)	(14)
Other non-cash operating activities	280	206
Changes in assets and liabilities:
Accounts receivable	108	181
Inventories	132	70
Accounts payable, accrued expenses and other current liabilities	(535)	(391)
Counterparty collateral received (posted), net	784	(161)
Income taxes	161	(5)
Restricted cash	—	11
Pension and non-pension postretirement benefit contributions	(37)	(25)
Other assets and liabilities	(324)	(338)

Net cash flows provided by operating activities	1,950	718

Cash flows from investing activities
Capital expenditures	(712)	(897)
Proceeds from nuclear decommissioning trust fund sales	3,050	5,130
Investment in nuclear decommissioning trust funds	(3,109)	(5,195)
Change in restricted cash	23	(142)
Other investing activities	(4)	(1)

Net cash flows used in investing activities	(752)	(1,105)

Cash flows from financing activities
Issuance of long-term debt	249	1,781
Retirement of long-term debt	(64)	(417)
Retirement of long-term debt to financing affiliates	(169)	(381)
Change in short-term debt	(4)	15
Dividends paid on common stock	(346)	(330)
Proceeds from employee stock plans	9	44
Purchase of treasury stock	—	(436)
Purchase of forward contract in relation to certain treasury stock	—	(64)
Other financing activities	5	26

Net cash flows provided by (used in) financing activities	(320)	238

Increase (decrease) in cash and cash equivalents	878	(149)
Cash and cash equivalents at beginning of period	1,271	311

Cash and cash equivalents at end of period	$2,149	$162

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,149	$1,271
Restricted cash and investments	52	75
Accounts receivable, net
Customer	1,764	1,928
Other	421	324
Mark-to-market derivative assets	618	410
Inventories, net
Fossil fuel	157	315
Materials and supplies	542	528
Other	640	517

Total current assets	6,343	5,368

Property, plant and equipment, net	25,928	25,813
Deferred debits and other assets
Regulatory assets	5,676	5,940
Nuclear decommissioning trust funds	5,300	5,500
Investments	675	670
Investments in affiliates	38	45
Goodwill	2,625	2,625
Mark-to-market derivative assets	819	507
Other	1,459	1,349

Total deferred debits and other assets	16,592	16,636

Total assets	$48,863	$47,817

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$207	$211
Long-term debt due within one year	13	29
Long-term debt to PECO Energy Transition Trust due within one year	551	319
Accounts payable	1,121	1,416
Mark-to-market derivative liabilities	433	214
Accrued expenses	1,177	1,151
Deferred income taxes	266	77
Other	598	663

Total current liabilities	4,366	4,080

Long-term debt	11,599	11,397
Long-term debt to PECO Energy Transition Trust	404	805
Long-term debt to other financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,051	4,939
Asset retirement obligations	3,787	3,734
Pension obligations	4,157	4,111
Non-pension postretirement benefit obligations	2,152	2,255
Spent nuclear fuel obligation	1,016	1,015
Regulatory liabilities	2,364	2,520
Mark-to-market derivative liabilities	73	24
Other	1,405	1,413

Total deferred credits and other liabilities	20,005	20,011

Total liabilities	36,764	36,683

Commitments and contingencies
Equity
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 659 and 658 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	8,845	8,816
Treasury stock, at cost (35 and 35 shares held at March 31, 2009 and December 31, 2008, respectively)	(2,338)	(2,338)
Retained earnings	7,185	6,820
Accumulated other comprehensive loss, net	(1,680)	(2,251)

Total shareholders’ equity	12,012	11,047

Preferred securities of subsidiary	87	87

Total equity	12,099	11,134

Total liabilities and equity	$48,863	$47,817

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Shareholders’ Equity					Preferred Securities of Subsidiary	Total Equity
(In millions)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2008	692,953	$8,816	$(2,338)	$6,820	$(2,251)	$87	$11,134
Net income	—	—	—	712	—	—	712
Long-term incentive plan activity	600	29	—	—	—	—	29
Common stock dividends declared	—	—	—	(347)	—	—	(347)
Other comprehensive income, net of income taxes of $377	—	—	—	—	571	—	571

Balance, March 31, 2009	693,553	$8,845	$(2,338)	$7,185	$(1,680)	$87	$12,099

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Operating revenues
Operating revenues	$1,657	$1,603
Operating revenues from affiliates	944	879

Total operating revenues	2,601	2,482

Operating expenses
Purchased power	175	564
Fuel	510	271
Operating and maintenance	849	711
Operating and maintenance from affiliates	79	74
Depreciation and amortization	76	70
Taxes other than income	50	53

Total operating expenses	1,739	1,743

Operating income	862	739

Other income and deductions
Interest expense	(29)	(36)
Equity in losses of investments	(1)	—
Other, net	(82)	(64)

Total other income and deductions	(112)	(100)

Income from continuing operations before income taxes	750	639
Income taxes	222	200

Income from continuing operations	528	439

Discontinued operations
Loss on disposal of discontinued operations (net of taxes of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively)	—	(1)

Loss from discontinued operations, net	—	(1)

Net income	528	438

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans valuation adjustment	—	(3)
Change in unrealized gain (loss) on cash flow hedges	959	(517)

Other comprehensive income (loss)	959	(520)

Comprehensive income (loss)	$1,487	$(82)

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$528	$438
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	262	225
Impairment of long-lived assets	223	—
Deferred income taxes and amortization of investment tax credits	(66)	52
Net fair value changes related to derivatives and nuclear decommissioning trust funds	(96)	16
Other non-cash operating activities	113	82
Changes in assets and liabilities
Accounts receivable	92	127
Receivables from and payables to affiliates, net	(24)	49
Inventories	28	(10)
Accounts payable, accrued expenses and other current liabilities	(216)	(157)
Counterparty collateral received (posted), net	784	(196)
Income taxes	149	76
Pension and non-pension postretirement benefit contributions	(16)	(9)
Other assets and liabilities	(109)	(107)

Net cash flows provided by operating activities	1,652	586

Cash flows from investing activities
Capital expenditures	(376)	(529)
Proceeds from nuclear decommissioning trust fund sales	3,050	5,130
Investment in nuclear decommissioning trust funds	(3,109)	(5,195)
Changes in Exelon intercompany money pool	(96)	—
Change in restricted cash	8	8
Other investing activities	(5)	1

Net cash flows used in investing activities	(528)	(585)

Cash flows from financing activities
Change in short-term debt	—	490
Retirement of long term debt	(47)	—
Changes in Exelon intercompany money pool	—	119
Distribution to member	(279)	(689)
Other financing activities	2	—

Net cash flows used in financing activities	(324)	(80)

Increase (decrease) in cash and cash equivalents	800	(79)
Cash and cash equivalents at beginning of period	1,135	127

Cash and cash equivalents at end of period	$1,935	$48

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,935	$1,135
Restricted cash and cash equivalents	14	22
Accounts receivable, net
Customer	580	673
Other	108	108
Mark-to-market derivative assets	618	410
Mark-to-market derivative assets with affiliate	271	111
Receivables from affiliates	278	277
Inventories, net
Fossil fuel	94	143
Materials and supplies	446	435
Contributions to Exelon intercompany money pool	96	—
Other	402	410

Total current assets	4,842	3,724

Property, plant and equipment, net	8,842	8,907
Deferred debits and other assets
Nuclear decommissioning trust funds	5,300	5,500
Investments	36	33
Receivable from affiliate	1	1
Mark-to-market derivative assets	803	490
Mark-to-market derivative assets with affiliate	911	345
Prepaid pension asset	925	949
Other	486	406

Total deferred debits and other assets	8,462	7,724

Total assets	$22,146	$20,355

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$12	$12
Accounts payable	636	792
Mark-to-market derivative liabilities	433	214
Payables to affiliates	54	78
Accrued expenses	837	761
Deferred income taxes	525	256
Other	285	324

Total current liabilities	2,782	2,437

Long-term debt	2,455	2,502
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,283	1,968
Asset retirement obligations	3,587	3,536
Pension obligations	—	63
Non-pension postretirement benefit obligations	624	576
Spent nuclear fuel obligation	1,016	1,015
Payables to affiliates	1,179	1,336
Mark-to-market derivative liabilities	73	24
Other	353	332

Total deferred credits and other liabilities	9,115	8,850

Total liabilities	14,352	13,789

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,407	3,407
Undistributed earnings	2,572	2,323
Accumulated other comprehensive income, net	1,814	835

Total member’s equity	7,793	6,565
Noncontrolling interest	1	1

Total equity	7,794	6,566

Total liabilities and equity	$22,146	$20,355

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity			Noncontrolling Interest	Total Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income
Balance, December 31, 2008	$3,407	$2,323	$835	$1	$6,566
Net income	—	528	—	—	528
Distribution to member	—	(279)	—	—	(279)
Transfer of AmerGen pension and non-pension postretirement benefit plans to Exelon, net of income taxes of $17	—	—	20	—	20
Other comprehensive income, net of income taxes of $634	—	—	959	—	959

Balance, March 31, 2009	$3,407	$2,572	$1,814	$1	$7,794

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Operating revenues
Operating revenues	$1,552	$1,439
Operating revenues from affiliates	1	1

Total operating revenues	1,553	1,440

Operating expenses
Purchased power	443	456
Purchased power from affiliate	439	385
Operating and maintenance	210	206
Operating and maintenance from affiliate	43	43
Operating and maintenance for regulatory required programs	11	—
Depreciation and amortization	123	111
Taxes other than income	78	69

Total operating expenses	1,347	1,270

Operating income	206	170

Other income and deductions
Interest expense	(80)	(96)
Interest expense to affiliates, net	(3)	(9)
Equity in losses of unconsolidated affiliates	—	(2)
Other, net	32	4

Total other income and deductions	(51)	(103)

Income before income taxes	155	67
Income taxes	41	26

Net income	114	41

Other comprehensive loss, net of income taxes
Unrealized loss on marketable securities	(2)	—

Other comprehensive loss	(2)	—

Comprehensive income	$112	$41

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$114	$41
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	123	111
Deferred income taxes and amortization of investment tax credits	57	15
Other non-cash operating activities	72	58
Changes in assets and liabilities:
Accounts receivable	11	27
Inventories	(6)	(1)
Accounts payable, accrued expenses and other current liabilities	(163)	(51)
Receivables from and payables to affiliates, net	(35)	(18)
Income taxes	(11)	8
Restricted cash	—	11
Pension and non-pension postretirement benefit contributions	(2)	(1)
Other assets and liabilities	23	(84)

Net cash flows provided by operating activities	183	116

Cash flows from investing activities
Capital expenditures	(225)	(255)
Change in restricted cash	(1)	(121)
Other investing activities	1	7

Net cash flows used in investing activities	(225)	(369)

Cash flows from financing activities
Changes in short-term debt	115	(370)
Issuance of long-term debt	—	1,136
Retirement of long-term debt	(17)	(296)
Retirement of long-term debt to financing trusts	—	(246)
Dividends paid on common stock	(60)	—

Net cash flows provided by financing activities	38	224

Decrease in cash and cash equivalents	(4)	(29)
Cash and cash equivalents at beginning of period	47	87

Cash and cash equivalents at end of period	$43	$58

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$43	$47
Restricted cash	2	1
Accounts receivable, net
Customer	759	798
Other	174	162
Inventories, net	79	75
Regulatory assets	288	169
Deferred income taxes	45	32
Other	23	25

Total current assets	1,413	1,309

Property, plant and equipment, net	11,784	11,655
Deferred debits and other assets
Regulatory assets	1,402	858
Investments	33	34
Goodwill	2,625	2,625
Receivables from affiliates	1,172	1,291
Prepaid pension asset	823	847
Other	644	618

Total deferred debits and other assets	6,699	6,273

Total assets	$19,896	$19,237

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$175	$60
Long-term debt due within one year	1	17
Accounts payable	270	307
Accrued expenses	195	306
Payables to affiliates	141	179
Customer deposits	123	119
Regulatory liabilities	6	1
Mark-to-market derivative liability with affiliate	271	111
Other	39	53

Total current liabilities	1,221	1,153

Long-term debt	4,709	4,709
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,437	2,369
Asset retirement obligations	176	174
Non-pension postretirement benefit obligations	225	203
Regulatory liabilities	2,328	2,440
Mark-to-market derivative liability with affiliate	911	345
Other	896	903

Total deferred credits and other liabilities	6,973	6,434

Total liabilities	13,109	12,502

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,982	4,982
Retained earnings	224	170
Accumulated other comprehensive loss, net	(7)	(5)

Total shareholders’ equity	6,787	6,735

Total liabilities and shareholders’ equity	$19,896	$19,237

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained (Deficit) Earnings Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2008	$1,588	$4,982	$(1,639)	$1,809	$(5)	$6,735
Net income	—	—	114	—	—	114
Appropriation of retained earnings for future dividends	—	—	(114)	114	—	—
Common stock dividends	—	—	—	(60)	—	(60)
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	(2)	(2)

Balance, March 31, 2009	$1,588	$4,982	$(1,639)	$1,863	$(7)	$6,787

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Operating revenues
Operating revenues	$1,511	$1,472
Operating revenues from affiliates	3	4

Total operating revenues	1,514	1,476

Operating expenses
Purchased power	66	79
Purchased power from affiliate	504	493
Fuel	266	267
Operating and maintenance	153	145
Operating and maintenance from affiliates	24	23
Depreciation and amortization	225	205
Taxes other than income	66	66

Total operating expenses	1,304	1,278

Operating income	210	198

Other income and deductions
Interest expense	(29)	(27)
Interest expense to affiliates, net	(21)	(32)
Equity in losses of unconsolidated affiliates	(7)	(3)
Other, net	5	4

Total other income and deductions	(52)	(58)

Income before income taxes	158	140
Income taxes	45	43

Net income	113	97
Preferred stock dividends	1	1

Net income on common stock	$112	$96

Comprehensive income, net of income taxes
Net income	$113	$97
Other comprehensive loss, net of income taxes
Unrealized loss on marketable securities	(1)	(1)

Other comprehensive loss	(1)	(1)

Comprehensive income	$112	$96

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$113	$97
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	225	205
Deferred income taxes and amortization of investment tax credits	(76)	(38)
Other non-cash operating activities	57	35
Changes in assets and liabilities:
Accounts receivable	4	(29)
Inventories	110	80
Accounts payable, accrued expenses and other current liabilities	(129)	(42)
Receivables from and payables to affiliates, net	40	(6)
Income taxes	65	69
Pension and non-pension postretirement benefit contributions	(10)	(5)
Other assets and liabilities	(188)	(133)

Net cash flows provided by operating activities	211	233

Cash flows from investing activities
Capital expenditures	(91)	(105)
Changes in Exelon intercompany money pool	—	(181)
Change in restricted cash	2	(48)
Other investing activities	—	2

Net cash flows used in investing activities	(89)	(332)

Cash flows from financing activities
Issuance of long-term debt	249	645
Retirement of long-term debt	—	(100)
Retirement of long-term debt to PECO Energy Transition Trust	(169)	(135)
Change in short-term debt	(95)	(246)
Dividends paid on common stock	(87)	(139)
Dividends paid on preferred stock	(1)	(1)
Repayment of receivable from parent	80	71

Net cash flows (used in) provided by financing activities	(23)	95

Increase (decrease) in cash and cash equivalents	99	(4)
Cash and cash equivalents at beginning of period	39	34

Cash and cash equivalents at end of period	$138	$30

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$138	$39
Restricted cash	—	2
Accounts receivable, net
Customer	425	457
Other	40	39
Inventories, net
Fossil fuel	63	172
Materials and supplies	17	18
Deferred income taxes	76	78
Prepaid utility taxes	171	—
Other	10	14

Total current assets	940	819

Property, plant and equipment, net	5,122	5,074
Deferred debits and other assets
Regulatory assets	2,423	2,597
Investments	15	15
Investments in affiliates	32	39
Receivables from affiliates	9	47
Other	582	578

Total deferred debits and other assets	3,061	3,276

Total assets	$9,123	$9,169

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$95
Long-term debt to PECO Energy Transition Trust due within one year	551	319
Accounts payable	120	204
Accrued expenses	144	120
Payables to affiliates	184	144
Customer deposits	66	74
Other	35	25

Total current liabilities	1,100	981

Long-term debt	2,221	1,971
Long-term debt to PECO Energy Transition Trust	404	805
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,377	2,451
Asset retirement obligations	24	24
Non-pension postretirement benefit obligations	285	283
Regulatory liabilities	9	49
Other	146	152

Total deferred credits and other liabilities	2,841	2,959

Total liabilities	6,750	6,900

Commitments and contingencies
Shareholders’ equity
Common stock	2,291	2,291
Preferred stock	87	87
Receivable from parent	(420)	(500)
Retained earnings	414	389
Accumulated other comprehensive income, net	1	2

Total shareholders’ equity	2,373	2,269

Total liabilities and shareholders’ equity	$9,123	$9,169

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2008	$2,291	$87	$(500)	$389	$2	$2,269
Net income	—	—	—	113	—	113
Common stock dividends	—	—	—	(87)	—	(87)
Preferred stock dividends	—	—	—	(1)	—	(1)
Repayment of receivable from parent	—	—	80	—	—	80
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(1)	(1)

Balance, March 31, 2009	$2,291	$87	$(420)	$414	$1	$2,373

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

Exelon’s consolidated financial statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies Exelon or one of its subsidiaries as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity method of accounting.

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

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred stock. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at March 31, 2009, as equity.

Generation owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, LLC, of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements. AmerGen Energy Company, LLC (AmerGen), a wholly owned subsidiary of Generation through January 8, 2009, owned and operated the Clinton Nuclear Power Station (Clinton), the Three Mile Island (TMI) Unit No. 1 and the Oyster Creek Generating Station (Oyster Creek). Effective January 8, 2009, AmerGen was dissolved and the operating licenses for Clinton, TMI and Oyster Creek were transferred to Generation, which continues to operate those plants.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying consolidated financial statements as of March 31, 2009 and 2008 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts within Operating Activities in Exelon’s and Generation’s Consolidated Statements of Cash Flows have been reclassified between line items for comparative purposes. The reclassifications did not affect net income or cash flows from operating activities of the Registrants. The December 31, 2008 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2008 Annual Report on Form 10-K.

Variable Interest Entities (Exelon, Generation, ComEd and PECO)

Generation enters into power purchase agreements (PPAs) with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to customers, including ComEd and PECO. Generation accounts for its leases in accordance with SFAS No. 13, “Accounting for Leases” and determines whether long-term PPAs are leases pursuant to Emerging Issues Task Force (EITF) Issue No. 01-8, “Determining Whether an Arrangement is a Lease”. Several of Generation’s long-term PPAs have been determined to be operating leases which are not considered variable interests under the guidance of Financial Accounting Standards Board (FASB) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” and FIN 46 (revised December 2003) (FIN 46-R). Generation’s PPAs that are not deemed to be operating leases are typically either non-derivatives, or derivatives that qualify for the normal purchases and normal sales scope exception. Generation has evaluated these PPAs under the provisions of FIN 46 (R), and determined that either it has no variable interest in the PPA counterparties or, where Generation does have variable interests in PPA counterparties, it is not the primary beneficiary of these counterparties and, therefore, consolidation is not required. These conclusions are based on the following factors: the PPAs do not have residual value guarantees and purchase options, Generation has no equity investments in the counterparties and does not incur expected losses related to the loss of plant value, the PPAs were based on market terms at their inception and Generation does not bear any operational risk related to the plants. Generation’s financial exposure to its PPAs relates to its fixed capacity payments, which are disclosed in Note 13 — Commitments and Contingencies.

The financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC (ComEd Funding) and ComEd Transitional Funding Trust (CTFT), and the financing trusts of PECO, namely PECO Trust III, PECO Energy Capital Trust IV (PECO Trust IV) and PECO Energy Transition Trust (PETT), are not consolidated in Exelon’s, ComEd’s and PECO’s financial statements pursuant to the provisions of FIN 46-R. ComEd Funding, CTFT and PETT were created for the sole purpose of issuing debt obligations to securitize intangible transition property of ComEd and PECO; and the other entities were created to issue mandatorily redeemable trust preferred securities. As of March 31, 2009, the only remaining variable interest entity for ComEd is ComEd Financing III, as the other entities were dissolved during 2008.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd and PECO, as the sponsors of the financing trusts are obligated to pay the operating expenses of the trusts. ComEd’s and PECO’s balance sheets include payable to affiliate amounts due to their respective financing trusts as well as investments in their respective trusts.

The maximum exposure to loss as a result of ComEd’s and PECO’s involvement with the financing trusts was $6 million and $32 million, respectively, at March 31, 2009 and $6 million and $39 million, respectively, at December 31, 2008. ComEd’s and PECO’s maximum exposure to loss is determined based on the current carrying value of investments made in the variable interest entities. ComEd’s and PECO’s estimated range of exposure to loss related to the financing trusts is any amount up to the current carrying value of investments made in the variable interest entities. ComEd and PECO have not provided any non-contractually required financial support to the trusts during the three months ended March 31, 2009 and 2008.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS No. 160 was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on the Registrants’ results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Registrants. As a result of the adoption of SFAS No. 160, beginning in the first quarter of 2009, Exelon reflects PECO’s preferred stock as preferred securities of subsidiary in its consolidated financial statements within Equity. Exelon reclassified PECO’s preferred securities to equity within Exelon’s Consolidated Balance Sheets and Statement of Changes in Equity in accordance with SFAS No. 160 for all periods presented. In Exelon’s 2008 Form 10-K, PECO’s preferred stock was presented as preferred stock of subsidiary separate from equity within Exelon’s Consolidated Balance Sheets. The dividends on PECO’s preferred stock have not been reflected separately on Exelon’s Statement of Operations and Comprehensive Income, as the amounts are not considered material. In addition, as a result of the adoption, Generation reflects its minority interest of consolidated subsidiary as noncontrolling interest within Equity in its stand-alone consolidated financial statements. The noncontrolling interest in Generation’s stand-alone financial statements is eliminated in Exelon’s financial statements as the noncontrolling interest is indirectly owned by Exelon. Generation reclassified its noncontrolling interest to Equity within its stand-alone Consolidated Balance Sheets and Statement of Changes in Equity in accordance with SFAS No. 160 for all periods presented. In Generation’s 2008 Form 10-K, Generation’s minority interest of consolidated subsidiary was presented as mezzanine equity outside of permanent equity within Generation’s Consolidated Balance Sheets.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(SFAS No. 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Registrants as of January 1, 2009. As SFAS No. 161 provides only disclosure requirements, the adoption of this standard did not have a material impact on the Registrants’ results of operations, cash flows or financial positions. See Note 8 — Derivative Financial Instruments for further information.

FSP SFAS 132(R)-1

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Registrants as of December 31, 2009. As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

SFAS No. 141-R and FSP FAS 141(R)-1

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations,” (SFAS No. 141-R) which revised SFAS No. 141, “Business Combinations”. This pronouncement became effective for the Registrants as of January 1, 2009. Under SFAS No. 141-R, transaction costs are required to be expensed as incurred. Additionally, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. As a result of applying the provisions of SFAS No. 141-R, Exelon and ComEd recorded Illinois Replacement Investment Tax Credits (ITC) and interest benefits relating to uncertain tax positions from the period prior to the merger between PECO and Unicom Corporation of $25 million (after taxes) in the first quarter of 2009. See Note 10 — Income Taxes for further information.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Registrants cannot be determined until the transactions occur. No such transactions occurred during the first quarter of 2009.

FSP FAS 157-2 and FSP FAS 157-4

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delayed the effective date of FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157) for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The pronouncement is effective for all Registrants as of January 1, 2009. See Note 6 — Fair Value of Assets and Liabilities for further information on the adoption of FSP FAS 157-2.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The Registrants are currently assessing the impact that FSP FAS 157-4 may have on their financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provides only disclosure requirements, the application of this standard will not have a material impact on the Registrants’ results of operations, cash flows or financial positions.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. FSP FAS 115-2 and FAS 124-2 must be applied prospectively for interim periods ending after June 15, 2009. The Registrants are currently assessing the impact that FSP FAS 115-2 and FAS 124-2 may have on their financial statements.

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

Rate Relief Programs

•

Various Illinois electric utilities, their affiliates, and generators of electricity in Illinois agreed to contribute approximately $1 billion over a period of four years to programs to provide rate relief to Illinois electricity customers and funding for the Illinois Power Agency (IPA) created by the Illinois Settlement Legislation. ComEd and Generation committed to contributing $811 million to rate relief programs over four years (2007-2010) and partial funding for the IPA. ComEd committed to issue $64 million in rate relief credits to customers or to fund various programs to assist customers. Generation committed to contribute an aggregate of $747 million, consisting of $435 million to pay ComEd for rate relief programs for ComEd customers, $307.5 million for rate relief programs for customers of other Illinois utilities and $4.5 million for partially funding operations of the IPA. The contributions are recognized in the financial statements of Generation and ComEd as rate relief credits are applied to customer bills by ComEd and other Illinois utilities, or as operating expenses associated with the programs are incurred.

During the three months ended March 31, 2009 and 2008, Generation and ComEd recognized net costs from their contributions pursuant to the Illinois Settlement in their Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2009	Generation	ComEd		Total credits issued to ComEd customers
Credits to ComEd customers(a)	$20	$—	(b)	$20
Credits to other Illinois utilities’ customers(a)	13	n/a		n/a

Total incurred costs	$33	$—		$20

(a)	Recorded as a reduction in operating revenues.
(b)	Credits issued were less than $1 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2008	Generation	ComEd	Total credits issued to ComEd customers
Credits to ComEd customers(a)	$51	$1	$52
Credits to other Illinois utilities’ customers(a)	23	n/a	n/a
Other rate relief programs(b)	—	4	n/a

Total incurred costs	$74	$5	$52

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

Energy Efficiency and Renewable Energy

•

Electric utilities are required to include cost-effective energy efficiency resources in their plans to meet incremental annual program energy savings goals of 0.2% of energy delivered to retail customers for the year ending June 1, 2009, increasing annually to 2% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, during the ten year period that began June 1, 2008, electric utilities must implement cost-effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. In February 2008, the ICC issued an order approving substantially all of ComEd’s Energy Efficiency and Demand Response Plan, including cost recovery. This plan began in June 2008 and is designed to meet the Illinois Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy to all retail customers and in the peak demand of eligible retail customers. During the three months ended March 31, 2009, ComEd incurred $10 million of expense, associated with these programs.

•

Since June 1, 2008, utilities are required to procure cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers. ComEd is also required to acquire amounts of renewable energy resources that will cumulatively increase this percentage to at least 10% by June 1, 2015, with a goal of 25% by June 1, 2025, subject to customer rate cap limitations. All goals are subject to rate impact criteria set forth in the Illinois Settlement Legislation. ComEd is allowed to pass through procurement costs of renewable resources. Under an ICC-approved request for proposal (RFP), ComEd is procuring approximately $19 million in renewable energy credits for delivery from June 2008 through mid-July 2009 of which $4 million was purchased during the three months ended March 31, 2009. ComEd started recovering these costs through rates in June 2008.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Illinois Settlement Legislation amended the energy procurement process. Under the Illinois Settlement Legislation, the IPA, under the oversight of the ICC, participates in the design of an electricity supply portfolio for ComEd and administers a competitive process under which ComEd will procure its electricity supply resources for deliveries in the supply period beginning June 2009. In the interim, the ICC-approved a plan under which ComEd is procuring power for the period from June 2008 through May 2009.

In March 2008, ComEd completed its first RFP and the ICC voted to approve the lowest-cost package of bids received as recommended by the procurement administrator. ComEd’s purchases acquired through the RFP represent approximately 14% of its expected energy needs from June 2008 through May 2009. For the same period, approximately 19% of ComEd’s expected energy load will be purchased on the spot market and is hedged with a variable to fixed financial swap with Generation. The remaining energy needs for the period will come from the supplier forward contracts. The ICC-approved prices reflected in the compliance tariff filing following the ICC’s approval of the RFP incorporate the applicable PJM Reliability Pricing Model (RPM) capacity prices. As ComEd’s auction contracts expire and more capacity needs to be procured through PJM markets, increases in capacity prices associated with RPM capacity auctions are expected to have a more significant impact to customer electric rates. See Note 8 — Derivative Financial Instruments for further discussion on the financial swap derivative.

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

On January 7, 2009, the ICC-approved the IPA’s plan for procurement of ComEd’s expected energy requirements from June 2009 through May 2010, which calls for approximately 33% being met through existing supplier forward contracts, 38% through the spot purchases hedged by the financial swap with Generation and 29% through standard products purchased in a new RFP to be completed by May 2009. The May 2009 RFP will also include contracts to meet a portion of ComEd’s energy needs from June 2010 to May 2011. See Note 8 — Derivative Financial Instruments for further discussion on the financial swap derivative.

2005 Rate Case (Exelon and ComEd).    In August 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (2005 Rate Case). ComEd proposed a revenue increase of $317 million. During 2006, the ICC issued various orders associated with this case, which resulted in a total annual rate increase of $83 million effective January 2007. ComEd and various other parties have appealed the rate order to the courts. ComEd cannot predict the result or the timing of the appeal. In the event the order is ultimately changed, the changes are expected to be prospective.

Original Cost Audit (Exelon and ComEd).    In connection with ComEd’s 2005 Rate Case proceeding, the ICC, with ComEd’s concurrence, ordered an “original cost” audit of ComEd’s distribution assets. In December 2007, the consulting firm completed the audit. The consulting firm’s results of the audit were reported to the ICC in April 2008, which presented its findings regarding accounting methodology, documentation and other matters, along with proposed adjustments. The audit report recommended gross plant disallowances of approximately $350 million, before reflecting accumulated depreciation. The basis for the disallowance recommendation on approximately $80 million of the costs was that they were misclassified between ComEd’s distribution and transmission operations; ComEd reclassified these costs in September 2007 and they were reflected correctly in ComEd’s 2007 Rate Case.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, ComEd and the ICC Staff reached a stipulation (the stipulation) regarding various portions of contested issues in the Original Cost Audit as well as the 2007 Rate Case and agreed to make various joint recommendations to the ICC in the 2007 Rate Case. In September 2008, the ICC issued an order in the 2007 Rate Case, which incorporated the joint recommendations made by the ICC Staff and ComEd and required ComEd to incur a charge of approximately $19 million (pre-tax) related to various items identified in the Original Cost Audit.

The ICC opened a proceeding on the Original Cost Audit in May 2008. There is a tentative timeline for resolution of this proceeding during the second half of 2009. Under the terms of the stipulation, the ICC Staff will not advocate that any of the proposed adjustments in the audit report be adopted other than those reflected in the 2007 Rate Case; however, the stipulation does not preclude other parties to the rate case or to the Original Cost Audit proceeding from taking positions contrary to the stipulation. In December 2008, the Illinois Attorney General submitted testimony suggesting that ComEd improperly changed the way it capitalized cable faults during the rate freeze period and appears to suggest a corresponding reduction to rate base. ComEd filed testimony in February 2009 disputing these contentions and, on April 1, 2009, the ICC Staff filed testimony consistent with ComEd’s position in the proceeding.

ComEd believes the remainder of the consulting firm’s findings and the testimony of the Illinois Attorney General are without merit. However, the ultimate resolution of the audit after reflecting the appropriate associated accumulated depreciation and deferred income taxes associated with any such disallowances could result in a material disallowance and related write-off of a portion of the original cost of ComEd’s delivery service assets.

2007 Rate Case (Exelon and ComEd).    In October 2007, ComEd filed a rate case (2007 Rate Case) with the ICC for approval to increase its delivery service revenue requirement by approximately $360 million. The ICC issued an order in the rate case approving a $274 million increase in ComEd’s annual revenue requirement, which became effective in September 2008. ComEd and several other parties have filed appeals of the rate order with the courts. ComEd cannot predict the timing of resolution or the results of the appeals. In the event the order is ultimately changed, the changes are expected to be prospective.

Transmission Rate Case (Exelon and ComEd).    ComEd’s transmission rates are established based on a formula that was approved by FERC in January 2008. FERC’s order establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis. The settlement agreement provides for a base return on equity (ROE) on transmission rate base of 11.5%, except for ComEd’s largest transmission project which was allowed a return of 13%, a cap of 58% on the equity component of ComEd’s capital structure, which will decline to 55% by 2011, and a debt-only return based on ComEd’s long-term cost of debt on ComEd’s pension asset.

In May 2008, ComEd filed its first annual formula update filing, which updated ComEd’s formula rate to include actual 2007 expenses and investment plus forecasted 2008 capital additions. The update resulted in a revenue requirement of $430 million, plus an additional $26 million related to the 2007 true-up of actual costs for a total increase of approximately $66 million, which became effective for the period June 1, 2008 through May 31, 2009. ComEd will continue to reflect its best estimate of its anticipated true-up in the financial statements. As of March 31, 2009 and December 31 2008, ComEd had a regulatory asset associated with the remainder of its 2007 true-up and the estimated effect of the 2008 true-up to be filed in May 2009. The regulatory asset will be amortized as the associated revenues are received.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania Gas Distribution Rate Case (Exelon and PECO).    In October 2008, the Pennsylvania Public Utility Commission (PAPUC) voted to approve the joint settlement related to PECO’s March 2008 filing providing for an annual increase of $77 million to its natural gas distribution revenue. As part of the settlement, PECO agreed to enhance its low-income programs as well as provide funding for new energy-efficiency programs to help customers manage their energy usage and gas bills. Additionally, PECO agreed not to file a new base rate case for natural gas distribution service before January 1, 2010. The approved rate adjustment became effective on January 1, 2009.

Pennsylvania Transition-Related Legislative and Regulatory Matters (Exelon, Generation and PECO).    In Pennsylvania, despite the recent decline in wholesale electricity market prices, there has been continuing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on customers. While PECO’s retail electric generation rate cap transition period does not end until December 31, 2010, transition periods have ended for six other Pennsylvania electric distribution companies, and, in most instances, post-transition electricity price increases occurred. Over the past few years, elected officials in Pennsylvania have worked on developing legislation to address the Governor’s energy plan as well as the concerns noted above. Measures suggested by legislators include rate-cap extensions, rate-increase deferrals and phase-ins, a generation tax and contributions of value (potentially billions of dollars statewide) by Pennsylvania utility companies toward rate-relief programs.

In September 2008, PECO filed its comprehensive Default Service Program and Rate Mitigation Plan (DSP Program) with the PAPUC seeking approval to provide default electric service following the expiration of electric generation rate caps on December 31, 2010. The filing included, among other features, tailored procurement strategies for customer classes using a competitive RFP process, hourly priced default service for large commercial and industrial customers, laddering of multi-year contracts and a requirement for suppliers to provide Alternative Energy Credits (AECs) for PECO’s compliance with the Alternative Energy Portfolio Standards Act (AEPS Act).

In October 2008, Act 129 of 2008 (Act 129) was signed into law. Act 129 provided guidelines associated with electricity procurement that support competitive, market-based procurement with a mix of spot market purchases, short-term and long-term contracts. Under Act 129, PECO is required to transition its electric customers to smart-meter technology over a fifteen-year period and to make available time-of-use rates and real-time price plans. Act 129’s energy efficiency and conservation/demand (EE&C) reduction targets require that electric utility companies with at least 100,000 customers file EE&C plans with the PAPUC by July 1, 2009. The plans must set forth how the electric company will reduce electric consumption in its service territory by at least 1% of expected consumption for June 1, 2009 through May 31, 2010, adjusted for weather and extraordinary loads, by May 31, 2011 and by 3% by May 31, 2013. In addition, by May 31, 2013, peak demand is to be reduced by a minimum of 4.5% of the company’s annual system peak demand in the 100 hours of highest demand, measured against the company’s peak demand during the period of June 1, 2007 through May 31, 2008. Act 129 dictates that the total cost of any EE&C plan may not exceed 2% of the electric company’s total annual revenue as of December 31, 2006. Act 129’s smart meter provisions require electric companies with at least 100,000 customers to file smart meter technology procurement and installation plans with the PAPUC for approval by August 14, 2009. Each plan must set forth the company’s current deployment of smart meter technology, if any, and a plan for future deployment, complete with dates for key milestones and measurable goals. The legislation allows recovery of costs for each of these programs, subject to approval by the PAPUC. If

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO fails to achieve the required reductions in consumption within stated deadlines, PECO will be subject to civil penalties of up to $20 million, which would not be recoverable from ratepayers.

The DSP Program filing was amended in November 2008 to address Act 129 and, on April 16, 2009, the PAPUC approved the settlement PECO filed on March 10, 2009. Under the settlement, PECO’s revised DSP Program will have a 29-month term, beginning January 1, 2011 and ending May 31, 2013. PECO’s default service customers will be divided into four procurement classes and PECO will procure generation nine times between June 2009 and the fall of 2012, through short-term contracts, long-term contracts and contracts in which the price is based on hourly prices in the wholesale energy market. Under the settlement, PECO will expand its low-income assistance initiatives. Also, the settlement includes a market rate deferral program under which certain customers can elect to phase-in, with interest, any post-electric generation rate cap increases in 2011 if they exceed 25%.

PECO is currently preparing its EE&C plan for the July 1, 2009 filing. In addition, PECO has had several meetings with interested stakeholders to address and resolve any potential issues they might have with the filing. Pursuant to Act 129, the PAPUC is required to rule on each company’s filing within 120 days of submission. The PAPUC is in the process of finalizing its rules for smart meter procurement and installation proceedings and PECO is an active participant in that rulemaking.

On January 27, 2009, PECO submitted a settlement reached with various parties regarding the terms of PECO’s Market Rate Transition Phase-In Program, and on March 12, 2009, the PAPUC approved the settlement. The program allows eligible residential and small-business electric-service customers to transition to market-priced generation through pre-payments made through 2010 that will accrue interest at the statutory rate of 6% and then be applied as credits to their bills in 2011 and 2012.

On April 16, 2009, the PAPUC approved a motion to investigate whether PECO’s nuclear decommissioning cost adjustment clause, which is the mechanism that allows PECO to recover costs from customers for the decommissioning of six former PECO nuclear units now owned by Generation, should continue after the termination of PECO’s stranded cost collections on December 31, 2010. See Note 11 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information.

Alternative Energy Portfolio Standards (Exelon and PECO).    In November 2004, Pennsylvania adopted the AEPS Act. The AEPS Act mandated that beginning in 2007, or following the end of an electric distribution company’s retail electric generation rate cap transition period, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers shall be generated from certain alternative energy resources, as measured in AECs. The requirement for electric energy that must come from Tier I alternative energy resources ranges from 1.5% to 8.0% and the Tier II requirement ranges from 4.2% to 10.0%. Pursuant to Act 129, additional energy sources were added to the acceptable Tier I and Tier II alternative energy resources as defined in the AEPS Act.

In December 2007, the PAPUC approved PECO’s plan to acquire and bank approximately 450,000 non-solar Tier I AECs (corresponding to the expected annual output of approximately 240 megawatts of wind power) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its transition period. The banked AECs may be used in either of the two consecutive

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AEPS reporting periods after PECO’s transition period. PECO proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act and will be recovered from customers in 2011. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, would be recovered from customers on a full and current basis through a reconcilable ratemaking mechanism as contemplated by the AEPS Act. In conformance with the plan approved in December 2007, PECO conducted two RFPs during 2008. Pursuant to the first RFP process, PECO entered into a five-year agreement with an accepted bidder in August 2008. Bids related to the second RFP were received and two bidders were accepted by the PAPUC on February 10, 2009. PECO anticipates entering into agreements in April 2009 with AEC purchases beginning no later than December 31, 2009.

On March 3, 2009, PECO filed a petition with the PAPUC for expedited approval of its early procurement and banking of up to 8,000 solar Tier 1 AECs annually for ten years. PECO’s proposed procurement would employ the same surcharge cost-recovery mechanism that the PAPUC previously approved for non-solar Tier 1 AECs.

PJM-MISO Regional Rate Design (Exelon, ComEd and PECO).    The current PJM-MISO Regional Rate Design is used to specify the pricing of transmission service between PJM and Midwest Independent Transmission System Operator, Inc. (MISO) and impacts ComEd and PECO due to purchases by suppliers from MISO. In August 2007, ComEd and PECO and several other transmission owners in PJM and MISO, as directed by a FERC order issued in November 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. Additional transmission owners and certain other entities filed protests urging FERC to reject the filing. In September 2007, a complaint was filed asking FERC to find that the PJM-MISO rate design was unjust and unreasonable and to substitute a rate design that socializes the costs of all existing and new transmission facilities of 345 kV and above across PJM and MISO. ComEd and PECO filed a response in October 2007 stating that FERC should dismiss the complaint without a hearing. In January 2008, FERC denied the complaint. In December 2008, FERC denied a request for rehearing of these orders and an appeal has been filed in the United States Court of Appeals. ComEd and PECO cannot predict the outcome of this litigation.

Authorized Return on Rate Base (Exelon, ComEd and PECO).    In the September 2008 order in the 2007 Rate Case, the ICC authorized a return on ComEd’s distribution rate base using a weighted average debt and equity return of 8.36%, an increase over the 8.01% return previously authorized by the ICC. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, ComEd’s formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 9.37%, which is exclusive of the incentive ROE on the large project discussed above. The weighted average debt and equity return on transmission rate base will be updated annually in accordance with the formula-based rate calculation discussed above.

PECO’s transition period includes caps on electric generation rates that will expire on December 31, 2010 pursuant to the Pennsylvania Electric Generation Customer Choice and Competition Act (Competition Act). The distribution and transmission components of PECO’s rates will continue to be regulated subsequent to the transition period. PECO’s most recently approved weighted average debt and equity return on electric rate base was 11.23% (approved in 1990). PECO’s gas rates are not subject to caps. As part of the gas distribution rate case filed in March 2008, PECO requested that the PAPUC authorize it to establish base rates for natural gas distribution service using a weighted average debt and equity return on gas rate base of 8.90%. The joint

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement petition in that matter, approved in October 2008 by the PAPUC, did not specify the rate of return upon which the settlement rates are based, but rather provided for an annual revenue increase. Prior to the 2008 gas distribution rate case, the most recently approved weighted average debt and equity return on gas rate base was 11.45% (approved in 1988).

Market-Based Rates (Exelon, Generation, ComEd and PECO).    Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale electricity sales. Currently, Generation, ComEd and PECO have authority to execute wholesale electricity sales at market-based rates. As is customary with market-based rate schedules, FERC has reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determines that Generation, ComEd or PECO has violated the terms and conditions of its tariff or the Federal Power Act. FERC is also authorized to order refunds if it finds that the market-based rates are not just and reasonable under the Federal Power Act.

In June 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities (Order No. 697), which updated and modified the tests that FERC had implemented in 2004. That order was clarified in December 2007, largely affirmed in April 2008 in Order No. 697-A, further clarified in July 2008, where the calculation of one of the variables used in FERC’s screening tests was explained and further clarified and largely affirmed in December 2008 in Order No. 697-B. In December 2008, Generation filed an analysis for generation in the Southeast region covering generation in the Southern Company and Entergy areas using FERC’s updated screening tests, as required by the Final Rule. The analysis demonstrated that Exelon does not have market power in those areas, and therefore is entitled to continue to sell at market-based rates in them. In January 2008, Generation, ComEd and PECO filed an analysis for generation in the Northeast region covering generation in PJM and ISO-New England using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrated that under those tests, Generation, ComEd, and PECO should be permitted to continue to sell at market-based rates. In August 2008, Generation, ComEd and PECO made an updated filing based on the additional information requested by FERC and following FERC’s guidance in its July 2008 order.

In March 2008, the ICC intervened in the proceeding and in September 2008, filed a protest. In its protest, the ICC did not object to Exelon’s request for continued authority to make market-based sales. Rather, repeating its contentions in an earlier docket in which ComEd had asked FERC to affirm that ComEd’s procurement for its customers for the period June 1, 2008 through May 31, 2009 satisfied FERC standards, the ICC contended that existing waivers of FERC’s affiliate transaction rules should no longer apply between ComEd and its affiliates, including Generation, because ComEd has captive retail customers. In its response, Exelon reminded FERC that the ICC’s contention was the same as in the earlier ComEd procurement proceeding in which FERC had rejected the ICC’s position. Exelon also noted that the facts on which FERC based its previous finding have not changed.

On January 15, 2009, FERC accepted Exelon’s analysis and filing, affirming Exelon’s affiliates’ continued right to make sales at market-based rates. On the same day, it also rejected an ICC request for rehearing in the earlier ComEd procurement docket, in which the ICC had also asked FERC to reconsider its determination in that proceeding that the existing waiver of the affiliate restrictions should not be revoked. Accordingly, the Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short-term. The longer-term impact will depend on the future application by FERC of Order Nos. 697 and future actions involving market-based rates

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reliability Pricing Model (RPM) (Exelon and Generation).    On August 31, 2005, PJM submitted a proposal to FERC for a new capacity payment construct to replace PJM’s then-existing capacity obligation rules. The proposal provided for a forward capacity procurement auction to establish capacity and payment obligations using a demand curve and locational deliverability zones for capacity. The FERC affirmed PJM’s proposal for forward commitments and other matters but encouraged PJM and the parties to that FERC proceeding to resolve other RPM issues by settlement. A settlement was reached on September 29, 2006 and was approved by FERC on December 22, 2006. The settlement provided for an auction 36 months in advance of each delivery year beginning with the delivery year ending May 31, 2012 and an expedited phase-in process for four transitional auctions covering delivery years ending on May 31 in 2008 through 2011. A number of parties appealed the FERC order approving the settlement, and those appeals have been consolidated and are pending in the United States Court of Appeals for the D.C. Circuit. Because the court did not stay the FERC order pending appellate review, PJM implemented RPM in 2007. On February 27, 2009, all but one of the parties that appealed the FERC orders withdrew their appeals. On March 17, 2009, the Court of Appeals for the D.C. Circuit denied the remaining appeal.

PJM’s four transitional RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. Subsequent auctions will take place 36 months ahead of the scheduled delivery year. The RPM is anticipated to have a favorable impact for owners of generation facilities, particularly for such facilities located in constrained zones. PJM is authorized to impose PJM RPM capacity penalties. The auction for the delivery year ending May 31, 2012 occurred in May 2008. On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. Most of the parties comprising the RPM Buyers group were parties to the settlement approved by FERC that established RPM. In the complaint, the RPM Buyers requested that the total projected payments to RPM sellers for the three auctions at issue be materially reduced. On September 19, 2008, FERC dismissed the complaint finding that no party violated PJM’s tariff and the prices determined during the initial auctions implementing the RPM were in accord with the tariff provisions governing the auctions. In a companion order issued the same day, FERC directed PJM and its stakeholders to evaluate whether prospective changes should be made to RPM and if a consensus is reached, file such a consensus with FERC in time to be in effect for the May 2009 RPM Auction. To supplement the record, FERC granted a motion for a technical conference to be held in February 2009 but has since deferred the conference. PJM filed a report with FERC on December 12, 2008 summarizing the discussions and explaining that a consensus was not reached. PJM also filed its own proposal with FERC on December 12, 2008. On February 9, 2009, PJM and some members of PJM filed an Offer of Settlement, which if accepted by FERC, would resolve the issues related to the December 12, 2008 filing. On March 26, 2009, FERC issued an order accepting in part and rejecting in part PJM’s December 12 filing, as amended by the Offer of Settlement. Both the September 19, 2008 FERC order dismissing the RPM Buyers complaint and the March 26, 2009 FERC order are subject to rehearing and any decision may then be subject to review in the United States Court of Appeals. If FERC on rehearing or a Federal Court of Appeals were to reverse FERC’s decision, FERC would be required to conduct additional proceedings regarding the substantive allegations in the complaint. Generation believes that it is remote that the ultimate outcome of this matter will have a material adverse impact on Exelon’s or Generation’s results of operations, cash flows or financial position.

License Renewals (Exelon and Generation).    In July 2005, Generation applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Department of Environmental Protection (NJDEP). The contentions raised by these groups were reviewed and rejected by NRC’s Atomic Safety Licensing Board. In January 2008, the citizens group appealed the rejection of its contention to the NRC Commissioners. On April 1, 2009, the NRC Commissioners denied the appeal; the citizens group has 60 days to appeal this decision to the Federal courts. The NJDEP appealed to the Third Circuit Court of Appeals one of its rejected contentions asserting that the NRC must consider terrorism risks as part of the re-licensing proceeding. On March 31, 2009, the Third Circuit denied that appeal. Subsequently, on April 8, 2009, the NRC issued the renewed operating license for Oyster Creek that expires in April 2029.

On January 8, 2008, AmerGen submitted an application to the NRC to extend the operating license of TMI Unit 1 for an additional 20 years from the expiration of its current license to April 2034. The NRC is expected to spend up to 30 months to review the application before making a decision. To date, there have been no legal challenges to the application, and the time for filing objections has expired. Generation currently expects approval from the NRC in 2010.

4.    Property Plant and Equipment

Long-Lived Asset Impairments

Generation evaluated its Texas plants, comprised of the Handley, Mountain Creek and LaPorte generating stations, for potential impairment as of December 31, 2008, pursuant to SFAS No. 144, and concluded that there was no impairment. Generation’s impairment test as of December 31, 2008 indicated that the plants’ estimated undiscounted future cash flows exceeded the carrying values of the plants and, therefore, an impairment did not exist. Due to the continued decline in forward energy prices in the first quarter of 2009, Generation again evaluated its Texas plants for recoverability as of March 31, 2009.

As the estimated undiscounted future cash flows and fair value of the Handley and Mountain Creek stations were less than the stations’ carrying values, the stations were determined to be impaired at March 31, 2009. LaPorte station was determined not to be impaired. Accordingly, the Handley and Mountain Creek stations were written down to fair value, and an impairment charge of $223 million was recorded in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations for the three months ended March 31, 2009. The fair value of the stations was determined based upon the provisions of SFAS No. 157 and considered the income (discounted cash flow), market (available comparables) and cost (replacement cost) valuation approaches in determining fair value. The actual proceeds that may be obtained from selling the plants would be dependent on the market conditions that may exist at the time of any sale, terms and conditions of the sale agreement, and the actual combination of assets and liabilities transferred. These factors would impact the recognition of any potential gain or loss on sale.

See Note 6 — Fair Value of Assets and Liabilities for additional disclosures.

5.    Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).    As of March 31, 2009 and December 31, 2008, Exelon and ComEd each had goodwill of approximately $2.6 billion. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome or change in business conditions. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of the continued uncertainty in the financial markets and overall economic conditions, during the first quarter of 2009, ComEd reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that ComEd’s fair value was less than its carrying value. The analysis focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing ComEd’s fair value. Based on this analysis, it was determined that ComEd did not have a triggering event requiring ComEd to perform a comprehensive goodwill assessment during the first quarter of 2009.

Other Intangible Assets (Exelon and ComEd).    Exelon’s and ComEd’s other intangible assets, included in deferred debits and other assets on the balance sheet, consisted of the following as of March 31, 2009 and December 31, 2008:

March 31, 2009	Gross	Accumulated Amortization	Net	Estimated amortization expense
				Remainder of 2009	2010	2011	2012	2013
Chicago settlement – 1999 agreement(a)	$100	$(59)	$41	$2	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(22)	40	3	4	4	4	4

Total intangible assets	$162	$(81)	$81	$5	$7	$7	$7	$7

December 31, 2008	Gross	Accumulated Amortization	Net	Estimated amortization expense
				2009	2010	2011	2012	2013
Chicago settlement – 1999 agreement(a)	$100	$(58)	$42	$3	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(21)	41	4	4	4	4	4

Total intangible assets	$162	$(79)	$83	$7	$7	$7	$7	$7

(a)

In March 1999, ComEd entered into a settlement agreement with the City of Chicago. Under the terms of the settlement ComEd agreed to make payments of $25 million to the City of Chicago each year from 1999 to 2002. The intangible asset recognized as a result of these payments is being amortized ratably over the remaining term of the franchise agreement, which ends in 2020.

(b)

In February 2003, ComEd entered into separate agreements with the City of Chicago and with Midwest Generation, LLC (Midwest Generation). Under the terms of the settlement agreement with the City of Chicago, ComEd agreed to pay the City of Chicago a total of $60 million over a ten-year period, beginning in 2003. The intangible asset recognized as a result of the settlement agreement is being amortized ratably over the remaining term of the franchise agreement, which ends in 2020.

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

For each of the three months ended March 31, 2009 and 2008, Exelon’s and ComEd’s amortization expense related to intangible assets was $2 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Fair Value of Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and spent nuclear fuel obligation as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$11,612	$10,808	$11,426	$10,803
Long-term debt to PETT (including amounts due within one year)	955	1,006	1,124	1,193
Long-term debt to other financing trusts	390	270	390	200
Spent nuclear fuel obligation	1,016	545	1,015	544

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligation as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,467	$2,366	$2,514	$2,402
Spent nuclear fuel obligation	1,016	545	1,015	544

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,710	$4,399	$4,726	$4,510
Long-term debt to financing trust	206	125	206	100

PECO

The carrying amounts and fair values of PECO’s long-term debt as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,221	$2,125	$1,971	$1,954
Long-term debt to PETT (including amounts due within one year)	955	1,006	1,124	1,193
Long-term debt to other financing trusts	184	145	184	100

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recurring Fair Value Measurements

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds and money market funds.

•

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, commingled investment funds not subject to purchase and sale restrictions and fair value hedges.

•

Level 3 — unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds subject to purchase and sale restrictions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon

The following table presents assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,073	$—	$—	$2,073	(a)
Nuclear decommissioning trust fund investments	1,428	2,604	1,371	5,403	(b)
Rabbi trust investments	43	—	—	43	(c)(d)
Mark-to-market derivative net (liabilities) assets	(4)	887	48	931	(e)(f)

Total assets	3,540	3,491	1,419	8,450

Liabilities
Deferred compensation	—	(80)	—	(80)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(80)	(2)	(82)

Total net assets	$3,540	$3,411	$1,417	$8,368

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,228	$—	$—	$1,228	(a)
Nuclear decommissioning trust fund investments	1,341	3,076	1,220	5,637	(b)
Rabbi trust investments	45	—	—	45	(c)
Mark-to-market derivative net assets	12	561	106	679	(e)(f)

Total assets	2,626	3,637	1,326	7,589

Liabilities
Deferred compensation	—	(85)	—	(85)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(85)	(2)	(87)

Total net assets	$2,626	$3,552	$1,324	$7,502

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net liabilities of $103 million and $137 million consisting of payables related to pending securities purchases net of cash, interest receivables and receivables related to pending securities sales at March 31, 2009 and December 31, 2008, respectively.

(c)	Excludes $18 million and $19 million of the cash surrender value of life insurance investments at March 31, 2009 and December 31, 2008, respectively.
(d)	As of March 31, 2009, Exelon’s rabbi trust equity investments were in a continuous loss position for less than 12 months with aggregate unrealized losses of $12 million (pre-tax).
(e)

Includes both current and noncurrent mark-to-market derivative assets and interest rate swaps, and is net of current and noncurrent mark-to-market derivative liabilities. In addition, the Level 3 balance does not include the current and noncurrent asset of $271 million and $911 million at March 31, 2009 and $111 million and $345 million at December 31,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, respectively, related to the fair value of Generation’s financial swap contract with ComEd which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.
(f)

Includes collateral postings received from and paid to counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $7 million, $1,529 million and $4 million that are netted against Level 1, Level 2, and Level 3 mark-to-market derivative net assets, respectively, as of March 31, 2009. Collateral received from counterparties, net of collateral paid to counterparties, totaled $11 million, $741 million and $1 million that are netted against Level 1, Level 2, and Level 3 mark-to-market derivative net assets, respectively, as of December 31, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of December 31, 2008	$1,220	$106		$(2)	$1,324
Total realized / unrealized (losses) gains
Included in net income	(57)	(68	)(a)	—	(125)
Included in other comprehensive income	—	12	(b)	—	12
Included in regulatory liabilities	(99)	—		—	(99)
Purchases, sales and issuances, net	307	—		—	307
Transfers into or out of Level 3	—	(2)		—	(2)

Balance as of March 31, 2009	$1,371	$48		$(2)	$1,417

The amount of total losses included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2009	$(57)	$(50)		$—	$(107)

(a)	Includes the reclassification of $18 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $752 million of changes in the fair value and $26 million of realized losses due to settlements during 2009 of Generation’s financial swap contract with ComEd which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2008 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of January 1, 2008	$2,019	$52		$(1)	$2,070
Total realized / unrealized (losses) gains
Included in net income	(75)	56	(a)	—	(19)
Included in other comprehensive income	—	(3	)(b)	—	(3)
Included in regulatory liabilities	(121)	—		—	(121)
Purchases, sales and issuances, net	54	—		—	54
Transfers into or out of Level 3	—	—		—	—

Balance as of March 31, 2008	$1,877	$105		$(1)	$1,981

The amount of total (losses) gains included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2008	$(65)	$66		$—	$1

(a)	Includes the reclassification of $10 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)	Excludes $98 million of changes in the fair value during 2008 of Generation’s financial swap contract with ComEd which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009 (In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total (losses) gains included in net income for the three months ended March 31, 2009	$(21)	$4	$(51)	$(57)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2009	$—	$2	$(52)	$(57)

Three Months Ended March 31, 2008 (In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2008	$12	$(30)	$74	$(75)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2008	$23	$(29)	$72	$(65)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The following table presents assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,891	$—	$—	$1,891	(a)
Nuclear decommissioning trust fund investments	1,428	2,604	1,371	5,403	(b)
Rabbi trust investments	3	—	—	3	(c)
Mark-to-market derivative net (liabilities) assets	(4)	871	1,230	2,097	(d)(e)

Total assets	3,318	3,475	2,601	9,394

Liabilities
Deferred compensation obligation	—	(23)	—	(23)

Total liabilities	—	(23)	—	(23)

Total net assets	$3,318	$3,452	$2,601	$9,371

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,103	$—	$—	$1,103	(a)
Nuclear decommissioning trust fund investments	1,341	3,076	1,220	5,637	(b)
Rabbi trust investments	—	4	—	4	(c)
Mark-to-market derivative net assets	12	544	562	1,118	(d)(e)

Total assets	2,456	3,624	1,782	7,862

Liabilities
Deferred compensation obligation	—	(25)	—	(25)

Total liabilities	—	(25)	—	(25)

Total net assets	$2,456	$3,599	$1,782	$7,837

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net liabilities of $103 million and $137 million consisting of payables related to pending securities purchases net of cash, interest receivables and receivables related to pending securities sales at March 31, 2009 and December 31, 2008, respectively.

(c)	Excludes $6 million and $6 million of the cash surrender value of life insurance investments at March 31, 2009 and December 31, 2008, respectively.
(d)

Includes both current and noncurrent mark-to-market derivative assets and interest rate swaps, and is net of current and noncurrent mark-to-market derivative liabilities. In addition, the Level 3 balance includes the current and noncurrent asset of $271 million and $911 million at March 31, 2009 and $111 million and $345 million at December 31, 2008, respectively, related to the fair value of Generation’s financial swap contract with ComEd which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(e)

Includes collateral postings received from and paid to counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $7 million, $1,529 million and $4 million that are netted against Level 1, Level 2, and Level 3 mark-to-market derivative net assets, respectively, as of March 31, 2009. Collateral received from

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties, net of collateral paid to counterparties, totaled $11 million, $741 million and $1 million that are netted against Level 1, Level 2, and Level 3 mark-to-market derivative net assets, respectively, as of December 31, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of December 31, 2008	$1,220	$562		$1,782
Total unrealized / realized (losses) gains
Included in net income	(57)	(68	)(a)	(125)
Included in other comprehensive income	—	738	(b)	738
Included in noncurrent payables to affiliates	(99)	—		(99)
Purchases, sales, issuances and settlements, net	307	—		307
Transfers into or out of Level 3	—	(2)		(2)

Balance as of March 31, 2009	$1,371	$1,230		$2,601

The amount of total losses included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2009	$(57)	$(50)		$(107)

(a)	Includes the reclassification of $18 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $752 million of changes in the fair value and $26 million of realized losses due to settlements during 2009 of Generation’s financial swap contract with ComEd which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended March 31, 2008 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of January 1, 2008	$2,019	$(403)		$1,616
Total unrealized / realized (losses) gains
Included in net income	(75)	56	(a)	(19)
Included in other comprehensive income	—	(101	)(b)	(101)
Included in noncurrent payables to affiliates	(121)	—		(121)
Purchases, sales, issuances and settlements, net	54	—		54
Transfers into or out of Level 3	—	—		—

Balance as of March 31, 2008	$1,877	$(448)		$1,429

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2008	$(65)	$66		$1

(a)	Includes the reclassification of $10 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)	Includes $98 million of changes in the fair value during 2008 of Generation’s financial swap contract with ComEd which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008:

Three Months ended March 31, 2009 (In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total (losses) gains included in net income for the three months ended March 31, 2009.	$(21)	$4	$(51)	$(57)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2009	$—	$2	$(52)	$(57)

Three Months ended March 31, 2008 (In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2008.	$12	$(30)	$74	$(75)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2008	$23	$(29)	$72	$(65)

ComEd

The following table presents assets measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14	$—	$—	$14	(a)
Rabbi trust investments	33	—	—	33	(b)

Total assets	47	—	—	47

Liabilities
Deferred compensation obligation	—	(7)	—	(7)
Mark-to-market derivative liabilities	—	—	(1,182)	(1,182	)(c)

Total liabilities	—	(7)	(1,182)	(1,189)

Total net assets (liabilities)	$47	$(7)	$(1,182)	$(1,142)

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16	$—	$—	$16	(a)
Rabbi trust investments	34	—	—	34

Total assets	50	—	—	50

Liabilities
Deferred compensation obligation	—	(7)	—	(7)
Mark-to-market derivative liabilities	—	—	(456)	(456	)(c)

Total liabilities	—	(7)	(456)	(463)

Total net assets (liabilities)	$50	$(7)	$(456)	$(413)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	As of March 31, 2009, ComEd’s rabbi trust investments were in a continuous loss position for less than 12 months with aggregate unrealized losses of $10 million (pre-tax).
(c)

The Level 3 balance is comprised of the current and noncurrent liability of $271 million and $911 million at March 31, 2009, respectively, and $111 million and $345 million at December 31, 2008, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009 (In millions)	Mark-to-Market Derivatives
Balance as of December 31, 2008	$(456)
Total unrealized / realized losses
Included in regulatory assets	(726)

Balance as of March 31, 2009	$(1,182)

During the three months ended March 31, 2009, ComEd had realized changes in fair value of $26 million, which were recorded as additional purchased power expense, for the Level 3 mark-to-market derivative asset measured at fair value on a recurring basis related to ComEd’s financial swap contract with Generation, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended March 31, 2008 (In millions)	Mark-to-Market Derivatives
Balance as of January 1, 2008	$456
Total unrealized gains
Included in regulatory liabilities	98

Balance as of March 31, 2008	$554

During the three months ended March 31, 2008, ComEd had no realized changes in fair value for the Level 3 mark-to-market derivative asset measured at fair value on a recurring basis related to ComEd’s financial swap contract with Generation, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

The following table presents assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$114	$—	$—	$114 (a)
Rabbi trust investments	6	—	—	6 (b)

Total assets	120	—	—	120

Liabilities
Deferred compensation obligation	—	(26)	—	(26)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(26)	(2)	(28)

Total net assets (liabilities)	$120	$(26)	$(2)	$92

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$26	$—	$—	$26 (a)
Rabbi trust investments	6	—	—	6 (b)

Total assets	32	—	—	32

Liabilities
Deferred compensation obligation	—	(28)	—	(28)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(28)	(2)	(30)

Total net assets (liabilities)	$32	$(28)	$(2)	$2

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Excludes $9 million and $10 million of the cash surrender value of life insurance investments at March 31, 2009 and December 31, 2008, respectively.

There was no activity related to the servicing liability during the three months ended March 31, 2009 and 2008.

Non-recurring Fair Value Measurements

As discussed in Note 4 — Property, Plant and Equipment, as of March 31, 2009, Generation tested its Texas plants for potential impairment pursuant to SFAS No. 144 and recognized an impairment charge of $223 million to reduce the carrying value of the Handley and Mountain Creek stations to fair value.

The impairment charge recorded by Generation for the Handley and Mountain Creek stations incorporated the fair values of the plants using unobservable inputs falling within Level 3 of the fair value hierarchy. As

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribed by SFAS No. 157, Generation determined fair value considering multiple valuation techniques including the income (discounted cash flow), market (available comparables) and cost (replacement cost) valuation approaches. The results were evaluated and weighted, considering the reasonableness of the range indicated by those results. Significant inputs used under the income approach included forecasted cash flows, based on forecasted generation, forward prices of natural gas and electricity, and overall generation availability in the Electric Reliability Council of Texas (ERCOT), and discount rate assumptions. Significant inputs under the transaction approach included market multiples that were derived from comparable transactions for peaking plants in ERCOT and other market regions and discount rate assumptions.

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

As of March 31, 2009, Exelon Corporate, Generation, ComEd and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $952 million and $574 million, respectively. See Note 10 of Exelon’s 2008 Annual Report on Form 10-K for further information regarding the credit facilities. Generation and ComEd also have additional letter of credit facilities used solely to enhance tax-exempt variable rate debt as discussed further below.

Exelon, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at March 31, 2009 and December 31, 2008:

Commercial paper borrowings	March 31, 2009	December 31, 2008
Exelon Corporate	$32	$56
PECO	$—	$95

Credit facility borrowings
ComEd	$175	$60

Issuance of Long-Term Debt

During the three months ended March 31, 2009, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)
PECO	First Mortgage Bonds	5.00%	October 1, 2014	$250

(a)	Excludes unamortized bond discounts.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement of Long-Term Debt

During the three months ended March 31, 2009, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Pollution Control Notes	Variable	December 1, 2042	$46
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	1
ComEd	First Mortgage Bonds	5.70%	January 15, 2009	16
ComEd	Sinking fund debentures	4.625%	January 1, 2009	1
PECO	PETT Transition Bonds	7.65%	September 1, 2009	169

As of December 31, 2008, Generation reflected $46 million in unenhanced tax-exempt variable rate debt as long-term debt on its balance sheet. As noted above, Generation repurchased $46 million in unenhanced tax-exempt variable rate debt on February 23, 2009 due to a failed remarketing. Generation is currently evaluating the mode in which it will remarket this debt, including the variable rate mode with a letter of credit in order to increase the value and marketability of the debt, or remarket the debt and change the interest rate mode of the bonds into a put mode or fixed rate to maturity, which does not require a letter of credit.

Generation and ComEd have letter of credit facilities that will expire in 2009, which are used to credit enhance variable rate long-term tax-exempt debt ($307 million and $191 million respectively), with maturities ranging from 2021 - 2034 at Generation and 2017 - 2021 at ComEd. In addition, Generation has letter of credit facilities that will expire in 2010, which are used to credit enhance variable rate long-term tax-exempt debt totaling $213 million, with maturities ranging from 2016 - 2034. Under the terms of these debt agreements, Generation and ComEd may be required to repurchase the debt before its stated maturity unless supported by sufficient letters of credit. If Generation or ComEd were required to repurchase the debt, each would reassess its options to obtain new letters of credit or reissue the bonds into a fixed-rate mode. ComEd also has the ability to issue letters of credit to credit enhance variable rate long-term tax-exempt debt under its existing credit facility, if necessary. Generation and ComEd have classified amounts outstanding under these debt agreements as long-term based on management’s intent and ability to either renew or replace the letters of credit, or refinance the debt at reasonable terms on a long-term fixed-rate basis.

8.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to certain risks related to ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, the Registrants are exposed to market fluctuations in the prices of electricity, coal, natural gas, and other commodities. The Registrants employ established policies and procedures to manage their risks associated with market fluctuations by entering into physical contracts as well as financial derivative contracts, including swaps, futures, forwards, options and short-term and long-term commitments to purchase and sell energy and energy-related products. The Registrants believe these instruments, which are classified as either economic hedges or non-derivatives, mitigate exposure to fluctuations in commodity prices. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt, commercial paper and lines of credit.

The Registrants account for derivative instruments in accordance with SFAS No. 133, which requires that derivative instruments be recognized as either assets or liabilities at fair value. Under the provisions of SFAS No. 133, economic hedges are recognized on the balance sheet at their fair value unless they qualify for the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal purchases and normal sales exception. The Registrants have applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. Under the provisions of SFAS No. 133, for economic hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated other comprehensive income (OCI) and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

Interest Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to achieve a lower cost of capital. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in Exelon’s, Generation’s, and ComEd’s pre-tax income for the three months ended March 31, 2009.

Fair Value Hedges.    For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Registrants include the gain or loss on the hedged items and the offsetting loss or gain on the related interest rate swaps in interest expense as follows:

Income Statement Classification	Loss on Swaps	Gain on Borrowings
Interest expense	$(1)	$1

At March 31, 2009 and December 31, 2008, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $16 million and $17 million, respectively. During the three months ended March 31, 2009 and 2008, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

Cash Flow Hedges.    At March 31, 2009 and December 31, 2008, the Registrants did not have any interest rate swaps designated as cash flow hedges outstanding.

Energy-Related Derivatives (Exelon, Generation, ComEd and PECO)

Commodity Price Risk.    The Registrants are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emission allowances associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, natural gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s policies and hedging objectives, the market, weather, operational and other factors. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of February 28, 2009, the percentage of expected generation hedged was 91% - 94%, 81% - 84%, and 40% - 43% for 2009, 2010 and 2011, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

ComEd has locked in a fixed price for a significant portion of its commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013, which is discussed in more detail below under Illinois Settlement Financial Swap Contract. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement agreements which are further discussed in Note 3 — Regulatory Issues, qualify for the normal purchases and normal sales scope exception to SFAS No. 133. Based on Illinois legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no markup, ComEd’s price risk related to power procurement is limited.

PECO has transferred substantially all of its commodity price risk related to its procurement of electricity to Generation through a PPA that expires December 31, 2010. The PPA is not considered a derivative under SFAS No. 133.

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy deliverability requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply agreements that are derivatives qualify for the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal purchases and normal sales exception to SFAS No. 133. Additionally, in accordance with the 2008 PAPUC purchased gas cost clause (PGC) settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2008 PGC settlement, PECO is required to lock-in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 20% to 25% of planned gas purchases in support of projected firm sales. The hedging program for gas procurement described above has no direct impact on PECO’s financial position or results of operations as fuel costs are fully recovered from customers under the PGC.

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. The proprietary trading activities, which included volumes of 2,331 gigawatt hours (GWhs) and 1,862 GWhs for the three months ended March 31, 2009 and 2008, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

Fair Value Measurement (Exelon, Generation and ComEd)

Under the provisions of FAS No. 161, the fair value of derivative instruments are required to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to master netting agreements and qualify for net presentation in the statement of financial position in accordance with FSP FIN 39-1. In the table below, Generation’s cash flow hedges, other derivatives and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty, as well as netting of collateral, is aggregated in the collateral and netting column. Excluded from the tables below are economic hedges that are designated as normal purchase normal sales and other non derivative contracts that are accounted for under the accrual method of accounting.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation and ComEd as of March 31, 2009:

Derivatives	Generation					ComEd	Other		Exelon
	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Collateral and Netting(b)	Subtotal(c)	IL Settlement Swap(a)	Other Derivatives	Intercompany Eliminations(a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$1,094	$1,780	$436	$(2,692)	$618	$—	$—	$—	$618
Mark-to-market derivative assets with affiliate (current assets)	271	—	—	—	271	—	—	(271)	—
Mark-to-market derivative assets (noncurrent assets)	816	994	163	(1,170)	803	—	16	—	819
Mark-to-market derivative assets with affiliate (noncurrent assets)	911	—	—	—	911	—	—	(911)	—

Total mark-to-market derivative assets	$3,092	$2,774	$599	$(3,862)	$2,603	$—	$16	$(1,182)	$1,437

Mark-to-market derivative liabilities (current liabilities)	$(32)	$(1,761)	$(372)	$1,732	$(433)	$—	$—	$—	$(433)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(271)	—	271	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(37)	(486)	(140)	590	(73)	—	—	—	(73)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(911)	—	911	—

Total mark-to-market derivative liabilities	(69)	(2,247)	(512)	2,322	(506)	(1,182)	—	1,182	(506)

Total mark-to-market derivative net assets (liabilities)	$3,023	$527	$87	$(1,540)	$2,097	$(1,182)	$16	$—	$931

(a)

Includes current and noncurrent asset for Generation and current and noncurrent liability for ComEd of $271 million and $911 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral in accordance with FSP FIN 39-1.
(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $405 million and $509 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $555 million and $71 million, respectively. The total cash collateral received net of cash collateral posted was $1,540 million at March 31, 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2008:

Derivatives	Generation					ComEd	Other		Exelon
	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Collateral and Netting(b)	Subtotal(c)	IL Settlement Swap(a)	Other Derivatives	Intercompany Eliminations(a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$610	$1,168	$375	$(1,743)	$410	$—	$—	$—	$410
Mark-to-market derivative assets with affiliate (current assets)	111	—	—	—	111	—	—	(111)	—
Mark-to-market derivative assets (noncurrent assets)	437	552	124	(623)	490	—	17	—	507
Mark-to-market derivative assets with affiliate (noncurrent assets)	345	—	—	—	345	—	—	(345)	—

Total mark-to-market derivative assets	$1,503	$1,720	$499	$(2,366)	$1,356	$—	$17	$(456)	$917

Mark-to-market derivative liabilities (current liabilities)	$(47)	$(1,167)	$(291)	$1,291	$(214)	$—	$—	$—	$(214)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(111)	—	111	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(19)	(227)	(100)	322	(24)	—	—	—	(24)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(345)	—	345	—

Total mark-to-market derivative liabilities	(66)	(1,394)	(391)	1,613	(238)	(456)	—	456	(238)

Total mark-to-market derivative net assets (liabilities)	$1,437	$326	$108	$(753)	$1,118	$(456)	$17	$—	$679

(a)

Includes current and noncurrent asset for Generation and current and noncurrent liability for ComEd of $111 million and $345 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described below under “Illinois Settlement Swap Contract”. At Exelon, the fair value balances are eliminated upon consolidation.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral in accordance with FSP FIN 39-1.
(c)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $177 million and $252 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $274 million and $50 million, respectively. The total cash collateral received net of cash collateral posted was $753 million at December 31, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Illinois Settlement Financial Swap Contract (Exelon, Generation and ComEd).    In order to fulfill a requirement of the Illinois Settlement, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to coincide with ComEd’s remaining auction contracts for energy. The swap contract volumes are 1,000 MW for the period extending June 2008 through May 2009, 2,000 MW for the period extending June 2009 through May 2010 and 3,000 MW from June 2010 through May 2013. The terms of the financial swap contract require Generation to pay the market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery in rates, and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. As of March 31, 2009 and December 31, 2008, Generation recorded current and noncurrent mark-to-market derivative assets of $1,182 million and $456 million, respectively, related to the financial swap contract. ComEd recorded a regulatory asset of $1,182 million and $456 million related to its mark-to-market derivative liability position as of March 31, 2009 and December 31, 2008, respectively related to the financial swap contract. See Note 3 — Regulatory Issues for additional information regarding the Illinois Settlement financial swap contract. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

Cash Flow Hedges (Exelon and Generation).    Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. At March 31, 2009, Generation had net unrealized pre-tax gains on effective cash flow hedges of $3,012 million being deferred within accumulated OCI, including approximately $1,182 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at March 31, 2009, approximately $1,324 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $271 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash flow hedges will occur during 2009 through 2011, and the ComEd financial swap contract during 2009 through 2013.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward starting hedges, or it is no longer probable that the forecasted transaction will occur. For the three months ended March 31, 2009, there were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended March 31, 2009 and 2008, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

Three Months Ended March 31, 2009	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2008		$855	(a)	$585
Effective portion of changes in fair value		1,101	(b)	650
Reclassifications from accumulated OCI to net income	Operating Revenue	(145	)(c)	(128)
Ineffective portion recognized in income	Purchased Power	3		3

Accumulated OCI derivative gain at March 31, 2009		$1,814	(a)	$1,110

(a)	Includes $712 million and $275 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of March 31, 2009 and December 31, 2008, respectively.
(b)	Includes $453 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended March 31, 2009.
(c)

Includes $16 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended March 31, 2009.

Three Months Ended March 31, 2008	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative loss at December 31, 2007		$(548	)(a)	$(270)
Effective portion of changes in fair value		(605	)(b)	(546	)(b)
Reclassifications from accumulated OCI to net income	Operating Revenue	57		57
Ineffective portion recognized in income	Purchased Power	31		16

Accumulated OCI derivative loss at March 31, 2008		$(1,065	)(a)	$(743)

(a)	Includes $318 million and $275 million of losses, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of March 31, 2008 and December 31, 2007, respectively.
(b)	Includes $59 million loss, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $240 million pre-tax gain and a $(95) million pre-tax (loss), respectively. Given that the cash-flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash flow

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. During the three months ended March 31, 2009, cash flow hedge ineffectiveness changed by $5 million due primarily to the change in market prices during the period, of which none was related to Generation’s financial swap contract with ComEd. At March 31, 2009, cash flow hedge ineffectiveness resulted in an adjustment of $9 million to accumulated OCI on the balance sheet in order to reflect the effective portion of derivative gains or losses. During the three months ended March 31, 2008, cash flow hedge ineffectiveness resulted in a pre-tax $50 million reclassification from accumulated OCI into earnings, of which $25 million was related to Generation’s financial swap contract with ComEd.

Exelon’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $214 million pre-tax gain and ($95) million pre-tax (loss) for the three months ended March 31, 2009 and March 31, 2008, respectively. Cash flow hedge ineffectiveness resulted in pre-tax $5 million and $25 million reclassifications from accumulated OCI into earnings for the three months ended March 31, 2009 and 2008, respectively.

Other Derivatives (Exelon and Generation).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three months ended March 31, 2009 and 2008, the following net pre-tax mark-to-market gains (losses) relating to changes in the fair values of certain purchase power and sale contracts pursuant to SFAS No. 133 were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and in net fair value changes related to derivatives and nuclear decommissioning trust funds in the Consolidated Statements of Cash Flows.

Three Months Ended March 31, 2009	Exelon and Generation
	Purchased Power	Fuel	Total
Unrealized mark-to-market gains (losses)	$256	$(43)	$213
Realized mark-to-market gains (losses)	(46)	23	(23)

Total net mark-to-market gains (losses)	$210	$(20)	$190

Three Months Ended March 31, 2008	Exelon and Generation
	Purchased Power	Fuel	Total
Unrealized mark-to-market gains (losses)	$170	$(57)	$113
Realized mark-to-market gains (losses)	17	(17)	—

Total net mark-to-market gains (losses)	$187	$(74)	$113

Proprietary Trading Activities (Generation).    For the three months ended March 31, 2009 and 2008, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations and Comprehensive Income and are included in net realized and unrealized mark-to-market transactions in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Location on Income Statement	Three Months Ended March 31,
		2009	2008
Unrealized mark-to-market gains	Operating Revenue	$—	$22
Realized mark-to-market (losses)	Operating Revenue	(21)	(11)

Total net mark-to-market gains (losses)	Operating Revenue	$(21)	$11

Credit Risk (Exelon, Generation, ComEd and PECO)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation enters into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allow for cross product netting. In addition to payment netting language in the enabling agreement, Generation’s credit department establishes credit limits, margining thresholds and collateral requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase or normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2009. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure or applicable collateral from uranium procurement contracts or through Regional Transmission Organizations (RTOs), Independent System Operators (ISOs) and New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) commodity exchanges.

Rating as of March 31, 2009	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater than 10% of Net Exposure	Net Exposure Of Counterparties Greater than 10% of Net Exposure
Investment grade	$2,076	$885	$1,191	—	$—
Non-investment grade	7	6	1	—	—
No external ratings
Internally rated — investment grade	29	5	24	—	—
Internally rated — non-investment grade	3	1	2	—	—

Total	$2,115	$897	$1,218	—	—

Net Credit Exposure by Type of Counterparty	As of March 31, 2009
Financial institutions	$414
Investor-owned utilities, marketers and power producers	727
Coal	2
Other	75

Total	$1,218

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on the price of energy in the spot market compared to the contracted price with each supplier. If the price of energy in the spot market exceeds the contract price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of March 31, 2009, ComEd did not have any credit exposure to suppliers, as the price of energy in the spot market did not exceed the contract prices with suppliers.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Issues for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply agreements is mitigated by its ability to recover its natural gas costs through the PAPUC purchased gas cost clause, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply agreements. As of March 31, 2009, PECO had no price exposure under its natural gas supply contracts as the fixed-contract obligation costs are greater than projected market prices.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010. Generation supplies electricity to PECO from its portfolio of generation assets, PPAs and other market sources at prices that are below current market prices. The price for this electricity is essentially equal to the energy revenues earned from customers. PECO could be negatively affected if Generation could not perform under the PPA. See Note 3 — Regulatory Issues for further information regarding the impact of regulatory matters on PECO’s procurement of electricity and gas.

Collateral and Contingent-Related Features (Exelon, Generation, ComEd, and PECO)

As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of electric capacity, energy, fuels and emissions allowances. Certain of Generation’s derivative instruments contain provisions that require Generation to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Generation’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating) it would be required to provide additional collateral. Where applicable, this incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. Generation also enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearing houses act as the counterparty to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margining requirements.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features, excluding transactions on NYMEX and ICE that are fully collateralized, that are in a liability position, that is not fully collateralized as of March 31, 2009, was $1,949 million. Generation had the contractual right of offset of $1,729 million related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $220 million, which is net of $6 million of cash collateral posted in the normal course of business. If Generation had been downgraded to the investment grade rating of BBB- and Baa3 or lost its investment grade credit rating as of March 31, 2009, it would have been required to provide incremental collateral of approximately $71 million and $606 million, respectively, related to its financial instruments, including derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements and the application of collateral. See Note 13 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that ComEd entered into with counterparty suppliers, including Generation, collateral postings are only one-sided from suppliers. Generation entered into similar supplier forward contracts with Ameren, with one-sided collateral postings only from Generation. If market prices fall below ComEd’s or Ameren’s benchmark price levels, ComEd or Ameren are not required to post collateral; however, when market prices rise above benchmark price levels with ComEd or Ameren, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is downgraded below investment grade by Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), or (2) if Generation is downgraded below investment grade by Moody’s or S&P,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral postings would be required by the applicable party depending on how market prices compare to the benchmark price levels. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract. Under the terms of the standard block energy contracts, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established unsecured credit thresholds outlined in the agreement. As of March 31, 2009, there was no cash collateral or letters of credit posted between suppliers, including Generation, and ComEd, under any of the above-mentioned contracts. See Note 3 — Regulatory Issues for further information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from each of the major credit rating agencies (Moody’s and S&P). The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2009, PECO was not required to post collateral for any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, PECO could be required to post approximately $75 million of collateral to its counterparties.

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010. There are no collateral-related provisions included in the PPA between PECO and Generation.

Exelon’s interest-rate swaps contain provisions that, in the event of a merger, Exelon’s debt must maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest-rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2009, Exelon’s interest-rate swap was in an asset position, with a fair value of $16 million.

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

As of March 31, 2009 and December 31, 2008, $2 million and $5 million, respectively, of cash collateral received was not offset against net derivative positions, because they were not associated with energy-related derivatives.

9.    Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and Exelon Corporate employees. Prior to January 8, 2009, employees of Generation’s wholly owned subsidiary, AmerGen, participated in the separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan. Effective January 8, 2009, the AmerGen legal entity was

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dissolved and Exelon became the sponsor of all AmerGen pension and postretirement benefit plans. The unrecognized costs of the AmerGen plans in accumulated OCI of $20 million (after-tax) were reduced to zero and the corresponding amounts were recorded to the net liability position of the plans at Generation. The change in sponsorship did not have an impact on Exelon’s Consolidated Financial Statements.

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2009, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2009. This valuation resulted in an increase to the pension obligations of $57 million and a decrease to other postretirement obligations of $144 million. Additionally, OCI decreased by approximately $28 million (after-tax). The impact to the Consolidated Statement of Operations and Comprehensive Income is not material.

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2009 and 2008. The 2009 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.50%. The 2009 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 8.10%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$44	$41	$28	$27
Interest cost	163	159	52	52
Expected return on assets	(194)	(209)	(24)	(30)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	4	3	(14)	(14)
Actuarial loss	49	32	22	13

Net periodic benefit cost	$66	$26	$66	$50

The following amounts were included in capital additions and operating and maintenance expense during the three months ended March 31, 2009 and 2008, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the pension and postretirement benefit plans:

Pension and Postretirement Benefit Costs	Three Months Ended March 31,
	2009	2008
Generation	$60	$35
ComEd	48	25
PECO	12	8
Other(a)	12	8

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon expects to contribute approximately $245 million to the benefit plans in 2009, of which Generation, ComEd and PECO expect to contribute $115 million, $59 million and $40 million, respectively.

Plan Assets

The majority of the benefit plans participate in a securities lending program with the trustees of the plans’ investment trusts. The program authorizes the trustee of the particular trust to lend securities, which are assets of the plan, to approved borrowers. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The loaned securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is invested in collateral funds comprised primarily of short term investment vehicles. Collateral may not be sold or re-pledged by the trustees, however, the borrowers may sell or re-pledge the loaned securities. Exelon’s benefit plans bear the risk of loss with respect to unfavorable changes in the fair value of the invested cash collateral. Such losses may result from a decline in the fair value of specific investments or liquidity impairments resulting from current market conditions. Exelon, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Exelon in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Exelon may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by the trusts, whether the result of declines in fair value or liquidity impairments, were not material during the period ended March 31, 2009 and the year ended December 31, 2008. Management continues to monitor the performance of the invested collateral and work closely with the trustees to limit any potential losses.

In the fourth quarter of 2008, Exelon decided to end its participation in the securities lending program. However, Exelon has chosen to initiate a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to the absence of liquidity in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 8 months. At December 31, 2008, Exelon had $269 million of loaned securities outstanding and held $274 million of related collateral under its lending agreements. At March 31, 2009, under its lending agreements, Exelon had $217 million of loaned securities outstanding and the fair value of related collateral held was $216 million, representing a decrease in loaned securities outstanding since December 31, 2008 of $52 million primarily due to the return of loaned securities. Of the balance of loaned securities outstanding at March 31, 2009 (in terms of value), approximately 65% is expected to be returned by the end of 2009, with the remainder expected to be returned primarily in 2010. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The Registrants match a percentage of the employee contributions up to certain limits. The following table presents, by registrant, the matching contributions to the savings plans during the three months ended March 31, 2009 and 2008:

Savings Plan Matching Contributions	Three Months Ended March 31,
	2009	2008
Exelon	$18	$16
Generation	9	8
ComEd	5	4
PECO	2	2

10.    Income Taxes (Exelon, Generation, ComEd and PECO)

Exelon’s effective income tax rate from continuing operations for the three months ended March 31, 2009 was 30.4%, as compared to 30.8% for the three months ended March 31, 2008. The most significant items impacting Exelon’s effective tax rate primarily were a decrease of by 3.2% related to an Illinois Supreme Court decision granting ITC to Exelon and treating electricity as tangible personal property and an increase of 1.9% related to state settlements in the first quarter of 2008 that did not recur in the first quarter of 2009.

Generation’s effective income tax rate from continuing operations for the three months ended March 31, 2009 was 29.6%, as compared to 31.3% for the three months ended March 31, 2008. Generation’s effective tax rate decreased as a result of a reduction in state income tax expense primarily driven by an Illinois Supreme Court decision granting ITC to Exelon and treating electricity as tangible personal property. This reduction was partially offset by a reduction in losses in the nuclear decommissioning trust funds that are taxed at a higher statutory rate than Generation’s remaining income from operations.

ComEd’s effective income tax rate for the three months ended March 31, 2009 was 26.5%, as compared to 38.8% for the three months ended March 31, 2008. ComEd’s effective tax rate decreased as a result of a reduction in state income tax expense primarily driven by an Illinois Supreme Court decision granting ITC to Exelon.

PECO’s effective income tax rate for the three months ended March 31, 2009 was 28.5%, as compared to 30.7% for the three months ended March 31, 2008, respectively. The decrease in the effective tax rate was primarily caused by a decrease in state income tax expense due to higher deductible interest expense.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $1.4 billion, $500 million, $559 million and $331 million, respectively, of unrecognized tax benefits as of March 31, 2009. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Illinois Replacement Investment Tax Credits (Exelon, Generation and ComEd)

In 1998, ComEd filed refund claims seeking ITC for the periods 1995-1996. The refund claims were denied by the Illinois Department of Revenue. ComEd appealed the disallowance and in the third quarter of 2007, the Illinois Appellate Court decided in favor of the Illinois Department of Revenue. On February 20, 2009, the Illinois Supreme Court reversed the Illinois Appellate Court and directed the Illinois Department of Revenue to grant the ITC. Although the decision was rendered on February 20, 2009, it will not become final until the Illinois Supreme Court issues its mandate to the lower court. This action is not anticipated until the second quarter of 2009. The Illinois Department of Revenue disagrees with the Illinois Supreme Court decision, and the Illinois Attorney General has filed a petition for rehearing with the Illinois Supreme Court on behalf of the Illinois Department of Revenue.

Although the Illinois Attorney General has petitioned for a rehearing of the Illinois Supreme Court decision, Exelon, ComEd and Generation believe that the decision in favor of Exelon will be upheld. Therefore, in February 2009, Exelon recorded ITC and interest benefits of $42 million (after taxes) of which $35 million and $8 million were attributable to ComEd and Generation, respectively. Exelon recorded an additional benefit of $30 million (after taxes) of unamortized ITC, of which $22 million and $8 million relate to ComEd and Generation, respectively, which will be recognized into earnings over the remaining lives of the assets to which the credits relate.

Competitive Transition Charges (Exelon, ComEd and PECO)

Exelon contends that the Illinois and Pennsylvania deregulation acts resulted in the taking of certain of ComEd’s and PECO’s assets used in their respective businesses of providing electricity services in their defined service areas. Exelon has filed refund claims with the IRS taking the position that competitive transition charges (CTCs) collected during ComEd’s and PECO’s transition periods represent compensation for that taking and, accordingly, are excludible from taxable income as proceeds from an involuntary conversion. If Exelon is successful in its claims, it will be required to reduce the tax basis of property acquired with the funds provided by the CTCs such that the benefits of the position are temporary in nature. The IRS has disallowed the refund claims for the 1999-2001 tax years and Exelon has protested the disallowance to IRS Appeals. The years 2002-2006 are currently under IRS audit and Exelon expects the claims for those years to be disallowed. ComEd collected approximately $1.2 billion in CTCs for the years 1999-2006. PECO has collected approximately $3.6 billion in CTCs for the years 2000-2008 and will continue the collection of CTCs through 2010. ComEd and PECO have recognized tax benefits associated with the CTC refund claims and have accrued interest on this tax position consistent with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Exelon’s, ComEd’s, and PECO’s management believe that the issue has been appropriately recognized in accordance with FIN 48; however, the ultimate outcome of this matter could result in unfavorable or favorable impacts to the results of operations and financial positions as well as potential favorable impacts to cash flows, and such impacts could be material. Management has considered the progress of the ongoing appeal and determined that there are no new developments that lead to a remeasurement of the amounts recorded for the first quarter of 2009. Based on management’s expectations as to the length of the IRS appeal, it is reasonably possible that the unrecognized tax benefits related to this issue may significantly increase or decrease within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nuclear Decommissioning Liabilities (Exelon and Generation)

Generation filed income tax refund claims taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. The additional basis results primarily in increased tax depreciation and amortization deductions. The IRS disagrees with this position and has disallowed the claims. During 2008, Generation had several discussions with the Appeals division of the IRS but was unable to reach a satisfactory settlement. In November of 2008, Generation received a final determination from Appeals disallowing its refund claims. On February 20, 2009, Generation filed a complaint in the United States Court of Federal Claims to contest this determination. Due to the expected length of the litigation, Generation does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease in the next 12 months.

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

Exelon disagrees with the IRS’s disallowance of the deferral of gain and specifically with its characterization of its purchase and leaseback as a SILO. Following the conclusion of the IRS audit, Exelon initiated an administrative appeal with the IRS in an effort to negotiate a settlement of the disputed issues without having to resort to litigation. Management has considered the progress of the ongoing appeal and determined that there are no new developments that lead to a remeasurement of the FIN 48 reserve for the first quarter of 2009. Exelon and the IRS have agreed to a schedule which could result in a resolution of the administrative appeal within the next 12 months. That resolution could take the form of a negotiated settlement of the disputed issues. Alternatively, either or both parties could conclude that a settlement cannot be reached, in which case the issues would likely be resolved through litigation. In the event Exelon reaches a settlement with the IRS or determines it is necessary to litigate the unsettled issues by filing a suit for refund, it is not expected that any payments of tax or interest would be required before the first quarter of 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon and ComEd have recorded a liability for unrecognized tax benefits and related interest consistent with the requirements of FIN 48. A fully successful IRS challenge to Exelon’s and ComEd’s positions would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of March 31, 2009, Exelon’s and ComEd’s potential net cash outflow, including tax and interest (after tax), could be as much as $1 billion. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $205 million (after tax) related to interest expense. Because Exelon believes it is unlikely that the penalty assertion will be ultimately sustained, Exelon and ComEd have not recorded a liability for the penalties. However, should the IRS prevail in asserting such penalty, it would result in an after-tax charge of an additional $196 million to Exelon’s and ComEd’s results of operations. Exelon’s and ComEd’s management believe that interest and penalties have been appropriately accounted for in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations, cash flows and financial positions, and such impacts could be material. Based on management’s expectations as to the length of the IRS appeal, it is reasonably possible that unrecognized tax benefits associated with the involuntary conversion position and like-kind exchange transaction could change significantly within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

Other Tax Matters

Illinois Senate Bill 1544 and Senate Bill 783 (Exelon)

In August 2007, Illinois enacted Senate Bill (SB) 1544 into law, which became effective January 1, 2008. SB 1544 provided for new rules related to the sourcing of receipts from services for Illinois income tax purposes. The rules provide sourcing receipts from services based upon where the benefit of the service was realized. In January 2008, Illinois enacted SB 783 into law, which amended certain provisions of SB 1544, including the rules pursuant to which receipts from services should be sourced for Illinois income tax purposes. Pursuant to SB 783, receipts from services generally should be sourced based upon where the services are received. SB 783 also expressly provides that the Illinois Department of Revenue shall adopt rules prescribing where utility services are received. On December 26, 2008, the Illinois Department of Revenue proposed regulations prescribing where utility services are received. On February 20, 2009, the Illinois Supreme Court ruled that electricity is tangible personal property. In view of this case, it is unclear whether Exelon will be able to treat transactions involving electricity as services for apportionment purposes pursuant to SB 1544 and SB 783. As a result, Exelon’s ability to utilize the proposed regulations, if finalized in their current form, is uncertain.

Long-Term Deferred State Tax Rates (Exelon and Generation)

Exelon and Generation periodically review events that may significantly impact how income is apportioned among the states. Apportionment of income affects the calculation of Exelon’s and Generation’s deferred state income taxes. Upon finalization of the ITC decision discussed above, Exelon and Generation expect to reevaluate deferred state taxes in the second quarter of 2009 in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recording impacts of legislative changes in tax rates in the period enacted. By apportioning income to Illinois under rules applicable to tangible personal property, the reevaluation is expected to impact Exelon’s and Generation’s deferred state taxes. Furthermore, on April 16, 2009, the PAPUC approved Exelon’s electricity procurement proposal which will affect Exelon’s and Generation’s apportionment of income among the states. Accordingly, Exelon and Generation will evaluate potential additional impacts to deferred state taxes in the second quarter of 2009. The effect of such evaluations may be material on Exelon’s and Generation’s deferred tax assets and liabilities and related expense.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Asset Retirement Obligations and Spent Nuclear Fuel Storage (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations (ARO)

Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. Generation will pay for its respective obligations using trust funds that have been established for this purpose. To estimate its decommissioning obligation related to its nuclear generating stations, Generation uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios based upon significant estimates and assumptions, including decommissioning cost studies, cost escalation studies, probabilistic cash flow models and discount rates.

The following table provides a roll forward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from December 31, 2008 to March 31, 2009:

Exelon and Generation
Nuclear decommissioning AROs at December 31, 2008(a)	$3,485
Accretion expense	51
Increase due to changes in estimated cash flows	3
Payments to decommission retired plants	(4)

Nuclear decommissioning AROs at March 31, 2009(a)	$3,535

(a)	Includes $13 million as the current portion of the ARO at March 31, 2009 and December 31, 2008, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

Accounting Implications of the Regulatory Agreement with ComEd and PECO.    Based on the regulatory agreement with the ICC that dictates Generation’s obligations related to the shortfall or excess of trust funds necessary for decommissioning the former ComEd units on a unit-by-unit basis, as long as funds held in the nuclear decommissioning trust funds exceed the total estimated decommissioning obligation, decommissioning-related activities recognized in the Consolidated Statement of Operations, including realized and unrealized income and losses on the trust funds and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. Should the value of the trust fund for any former ComEd unit fall below the amount of the estimated decommissioning obligation for that unit, the accounting to offset decommissioning-related activities in the Consolidated Statement of Operations for that unit would be discontinued, the decommissioning-related activities would be recognized in the Consolidated Statements of Operations and the adverse impact to Exelon’s and Generation’s results of operations and financial position could be material. At March 31, 2009, the trust funds of each of the former ComEd units exceeded the related decommissioning obligation for each of the units. For the purposes of making this determination, the decommissioning obligation referred to is the obligation reflected on Generation’s Consolidated Balance Sheet at March 31, 2009 calculated in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), and is different from the calculation used in the NRC minimum funding obligation filings based on NRC guidelines.

Based on the regulatory agreement with the PAPUC that dictates Generation’s rights and obligations related to the shortfall or excess of trust funds necessary for decommissioning the former PECO units, regardless of whether the funds held in the nuclear decommissioning trust funds exceed or fall short of the total estimated decommissioning obligation, decommissioning-related activities recognized in the Consolidated Statement of

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, ComEd and PECO have recorded equal noncurrent affiliate receivables from Generation and corresponding regulatory liabilities. Any changes to the PECO regulatory agreements could impact Exelon’s and Generation’s ability to offset decommissioning-related activities within the Consolidated Statement of Operations and the impact to Exelon’s and Generation’s results of operations and financial position could be material.

The decommissioning-related activities related to the Clinton, Oyster Creek and Three Mile Island nuclear plants (the former AmerGen units) and the unregulated portions of the Peach Bottom nuclear plants (collectively, the Unregulated Units) are reflected in Exelon’s and Generation’s Consolidated Statements of Operations, as there are no regulatory agreements associated with these units.

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. During 2008 and 2009, the value of the trust funds declined significantly due to unrealized losses as a result of adverse financial market conditions. Despite this decline in value, Generation believes that the decommissioning trust funds for the nuclear generating stations formerly owned by ComEd, PECO and AmerGen, the expected earnings thereon and, in the case of the former PECO stations, the remaining amounts to be collected from PECO’s customers will ultimately be sufficient to fully fund Generation’s decommissioning obligations for its nuclear generating stations in accordance with NRC regulations. Generation is required to provide to the NRC a biennial report by unit (annually for units that have been retired or are within five years of the current approved license life), based on values as of December 31, addressing Generation’s ability to meet the NRC-estimated funding levels. Depending on the value of the trust funds, Generation may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or make additional contributions to the trusts, which could be significant, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met. As a result, Exelon’s and Generation’s cash flows and financial position may be significantly adversely affected. Generation’s most recent report was filed with the NRC on March 31, 2009, based on trust fund values and estimated decommissioning obligations as of December 31, 2008. The estimated decommissioning obligations for the NRC report were calculated in accordance with NRC regulations and may differ from the ARO recorded on Generation’s and Exelon’s Consolidated Balance Sheets at December 31, 2008, primarily due to differences in assumptions regarding the decommissioning alternatives to be used (DECON, Delayed DECON, or SAFSTOR) and potential license renewals. Based on these values at December 31, 2008, six units at three nuclear generating stations were in an underfunded position by approximately $185 million in total relative to the NRC minimum funding requirements. In its NRC filing, Generation stated that it is evaluating the remedy to be utilized to address the underfunded status and such remedy will be in accordance with NRC regulations and guidance. As the future values of trust funds change due to market conditions, the NRC minimum funding status of these three stations and Generation’s other nuclear generating stations will change at subsequent NRC filing dates. In addition, if changes occur to the regulatory agreement with the PAPUC that currently allows amounts to be collected from PECO customers for decommissioning the former PECO nuclear plants, the NRC minimum funding status of those plants could change at subsequent NRC filing dates.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spent Nuclear Fuel Storage

Under the Nuclear Waste Policy Act of 1982 (NWPA), the Department of Energy (DOE) is responsible for the development of a repository for and the disposal of spent nuclear fuel (SNF) and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. In June 2008, in conjunction with the DOE filing a license application with the NRC for the first national repository for SNF and high-level radioactive waste at Nevada’s Yucca Mountain, the DOE indicated that, based on the time required for the NRC’s review process and the construction of the repository, the earliest the repository could be in operation would be 2020. Also, in January 2009, the DOE issued its Draft National Transportation Plan for the proposed repository at Yucca Mountain. DOE’s press statement accompanying the release of the plan indicated that shipments to the repository are not expected to begin before 2020. Based on the foregoing, Generation has considered the 2020 date as its best estimate of when DOE will begin accepting SNF. Currently, the 2020 date is used in the estimate of Generation’s nuclear asset retirement obligation and the fair value disclosure of its SNF obligation.

In February 2009, President Obama released a proposed 2010 Federal budget (which would begin October 1, 2009) that eliminated almost all funding for the creation of the Yucca Mountain repository while the Obama Administration devises a new strategy for SNF disposal. Debate surrounding any new strategy likely will address centralized interim storage, permanent storage at multiple sites and/or SNF reprocessing. Because there is no particular date after 2020 that Generation can establish as having a higher probability as the start date for the DOE acceptance of SNF and because 2020 is a reasonable date for the use of an alternative strategy such as centralized interim storage, Generation continues to use 2020 as its best estimate of when DOE will begin accepting SNF. Generation performed sensitivity analyses assuming that the estimated date for DOE acceptance of SNF was delayed to 2025 and 2035 and determined that Generation’s aggregate nuclear asset retirement obligation would be reduced by an immaterial amount in each scenario. See Note 6 – Fair Value of Assets and Liabilities and Notes 12 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for additional information.

Nuclear Decommissioning Trust Fund Investments

At March 31, 2009 and December 31, 2008, Exelon and Generation had nuclear decommissioning trust fund investments totaling $5,300 million and $5,500 million, respectively.

In the first quarter of 2009, Generation performed a rebalancing of its decommissioning trust fund investments in order to bring the mix of equity and fixed income investments into alignment with targeted ratios. At March 31, 2009, approximately 46% of the funds were invested in equity and 54% were invested in fixed income securities. At December 31, 2008, approximately 39% of the funds were invested in equity and 61% were invested in fixed income securities.

Generation’s decommissioning trust funds participate in a securities lending program with the trustees of the funds. The program authorizes the trustees to loan securities that are assets of the trust funds to approved borrowers. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is primarily invested in a short-term collateral fund, but may also be invested in assets with maturities matching, or approximating, the duration of the loan of the related securities. Collateral may not be sold or re-pledged by the trustees, however, the borrowers may sell or re-pledge the securities loaned. Generation bears the risk of loss with respect to its invested cash collateral. Such losses may result from a decline in fair value of specific investments or liquidity impairments resulting from current market conditions. Generation, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Generation in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Generation may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by Generation, whether the result of declines in fair value or liquidity impairments, have not been significant to date. Management continues to monitor the performance of the invested collateral and to work closely with the trustees to limit any potential further losses.

In the fourth quarter of 2008, Generation decided to end its participation in the securities lending program. However, Generation has chosen to initiate a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to the lack of liquidity in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 8 months. At December 31, 2008, Generation had $380 million of loaned securities outstanding and held $386 million of related collateral under its lending agreements. At March 31, 2009, Generation had $314 million of loaned securities outstanding and held $312 million of related collateral under its lending agreements, representing a decrease in loaned securities outstanding since December 31, 2008 of $66 million primarily due to the return of loaned securities. Of the balance of loaned securities outstanding at March 31, 2009 (in terms of value), approximately 65% is expected to be returned by the end of 2009 with the remainder expected to be returned primarily in 2010.

A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trust funds and the trustees in their capacity as security agents. Securities lending income allocated to the trust funds is included in trust fund earnings and classified as Other, Net in Exelon’s and Generation’s Consolidated Statements of Operations and was not significant during the three months ended March 31, 2009 and 2008.

The following table provides unrealized losses on decommissioning trust funds for the three months ended March 31, 2009 and 2008:

	Exelon and Generation Three Months Ended March 31,
	2009	2008
Net unrealized losses on decommissioning trust funds — Regulated Units (a)	$(168)	$(224)
Net unrealized losses on decommissioning trust funds — Unregulated Units (b)	(64)	(70)

(a)

Generation’s nuclear decommissioning trust funds associated with the former ComEd and former PECO nuclear generating units (Regulated Units) are subject to contractual elimination pursuant to regulatory accounting and included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Generation’s nuclear decommissioning trust funds associated with the Unregulated Units are included within other, net in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and dividends on nuclear decommissioning trust fund investments are recognized when earned and included in other, net in Exelon’s and Generation’s Consolidated Statements of Operations.

Refer to Note 16 — Related-Party Transactions for information regarding intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

12.    Earnings Per Share and Equity (Exelon)

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

	Three Months Ended March 31,
	2009	2008
Income from continuing operations	$711	$581
Income from discontinued operations	1	—

Net income	$712	$581

Average common shares outstanding — basic	659	659
Assumed exercise of stock options, performance share awards and restricted stock	2	5

Average common shares outstanding — diluted	661	664

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 5 million and 0 for the three months ended March 31, 2009 and March 31, 2008, respectively.

Share Repurchases

As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. In 2008, Exelon management decided to defer indefinitely any share repurchases. This decision was made in light of a variety of factors, including: developments affecting the world economy and commodity markets, including those for electricity and gas; the continued uncertainty in capital and credit markets and other potential impact of those events on Exelon’s future cash needs; projected cash needs to support investment in the business, including maintenance capital and nuclear uprates; and value-added growth opportunities, including possible acquisitions such as the proposed acquisition of NRG Energy, Inc.

Under share repurchase programs, 34.8 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of March 31, 2009. During the three months ended March 31, 2009 and 2008, Exelon repurchased 0 and 6.4 million shares of common stock, respectively, for $0 and $478 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2008, see Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K. All significant contingencies are disclosed below.

Energy Commitments

Generation’s and ComEd’s short and long-term commitments relating to the sale to and purchase from unaffiliated utilities and others of energy, capacity and transmission rights as of March 31, 2009 did not change significantly from December 31, 2008, except for the following:

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $319 million during the three months ended March 31, 2009, reflecting increases of approximately $331 million, $251 million and $89 million related to 2010, 2011, and 2012 sales commitments, respectively, offset by the fulfillment of approximately $352 million of 2009 commitments during the three months ended March 31, 2009. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 8 – Derivative Financial Instruments for additional information regarding Generation’s hedging program.

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of March 31, 2009 did not change significantly from December 31, 2008, except for the following:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $201 million during the three months ended March 31, 2009, reflecting increases of approximately $86 million, $79 million, $64 million, $61 million and $132 million for 2010, 2011, 2012, 2013 and 2014 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $221 million of 2009 commitments during the three months ended March 31, 2009.

•

PECO’s total fuel purchase obligations increased by approximately $46 million during the three months ended March 31, 2009, reflecting increases of $27 million and $19 million in 2009 and 2010, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of March 31, 2009, representing commitments potentially triggered by future events, did not change significantly from December 31, 2008, except for the following:

•

Exelon’s letters of credit decreased $80 million and guarantees decreased by $205 million primarily as a result of energy trading activities and the reorganization of AmerGen, which was merged into Generation effective January 8, 2009.

•

Generation’s letters of credit decreased $1 million and guarantees decreased by $170 million primarily as a result of energy trading activities and the reorganization of AmerGen, which was merged into Generation effective January 8, 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

In May 2008, ComEd entered into contracts for the procurement of renewable energy credits totaling approximately $19 million. Through March 31, 2009, $15 million had been purchased, with $4 million to be purchased by May 31, 2009. See Note 3 — Regulatory Issues for more information.

•

ComEd’s PJM regional transmission expansion plan (RTEP) baseline project commitments decreased by $15 million, $32 million and $5 million for 2009, 2010 and 2013, respectively and increased by $23 million for 2011 and 2012 driven by changes in estimated timing and amount of project spending.

•

PECO’s outstanding letters of credit decreased by $78 million primarily due to the reduction in the collateral requirement with PJM based on an agreement executed in February 2009 between PECO, Generation and PJM that changed the way that PECO and Generation administer their PPA for default service.

•	PECO’s PJM RTEP baseline project commitments increased by $3 million in both 2011 and 2012 due to the addition of newly designated RTEP projects.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. As of March 31, 2009, Exelon’s accrued liabilities related to these indemnifications and guarantees were $8 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at March 31, 2009.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guaranty began to expire in 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Liabilities

General (Exelon, Generation, ComEd and PECO)

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO have identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several Potentially Responsible Parties (PRPs) which may be responsible for ultimate remediation of each location. Of the 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of ten sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection (PA DEP) has approved the cleanup of 16 sites. Of the remaining sites identified by ComEd and PECO, 21 and nine sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2020, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site, but either party may demand arbitration if the parties cannot agree on a final allocation of costs. For most of the sites, the interim agreement contemplates that neither party will pay less than 20% or more than 80% of the final costs for each site. On January 3, 2008, ComEd and Nicor executed a definitive written agreement on the allocation of costs for the MGP sites, which is contingent upon ICC approval. Through March 31, 2009, ComEd has incurred approximately $128 million associated with remediation of the sites in question. ComEd’s accrual as of March 31, 2009 for these environmental liabilities reflects the cost allocations contemplated in the agreement.

Based on the final order received in ComEd’s Rate Case, beginning in 2007, ComEd is recovering from customers a provision for environmental costs for the remediation of former MGP facility sites, for which ComEd has recorded a regulatory asset. Based on the final order received from the PAPUC, PECO is currently recovering from customers a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. The gas distribution rate settlement approved in 2008 supports the recovery, on an annual basis, of $3.5 million for the remediation of PECO’s former MGP sites based on an 8-year estimated remaining duration of PECO’s MGP remediation program. See Note 14 — Supplemental Financial Information for additional information regarding regulatory assets and liabilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009 and December 31, 2008, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

March 31, 2009	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$148	$123
Generation	17	—
ComEd	87	81
PECO	44	42

December 31, 2008	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$151	$127
Generation	16	—
ComEd	89	83
PECO	46	44

The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties, including customers.

Section 316(b) of the Clean Water Act.    In July 2004, the United States Environmental Protection Agency (EPA) issued the final Phase II rule implementing Section 316(b) of the Clean Water Act, which requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The requirements were intended to be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. Since promulgation of the rule, Generation has been evaluating compliance options at its 12 affected plants and meeting interim compliance deadlines.

On January 25, 2007, the U.S. Second Circuit Court of Appeals issued its opinion in a challenge to the final Phase II rule. The court found that with respect to a number of significant provisions of the rule the EPA exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures which were supported by the utility industry because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. The court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. On July 9, 2007, the EPA formally suspended the Phase II rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures.

On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties on the issues of whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the best technology available for minimizing adverse environmental impact at cooling water intake structures. On April 1, 2009, the Supreme Court issued a ruling that the EPA has the discretion to use a cost-benefit analysis under Section 316(b) and reversed the decision of the U.S. Second Circuit Court of Appeals that had invalidated the use of a cost-benefit test. EPA will now take up consideration of the rule on remand and take further action consistent with the opinions of the Supreme Court and the Court of Appeals, including whether to exercise its discretion to retain or modify the cost-benefit rule as it appeared in the initial regulation. EPA had been expected to issue a proposed rule on remand by the end of 2009, and it is uncertain how the U.S. Supreme Court’s decision will affect that timing.

Due to the regulatory uncertainties, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, has performance standards that require the reduction of cooling water intake flow at the plants consistent with closed cycle cooling systems, then there could be a material impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, cash flows and financial positions.

In a draft permit issued on July 19, 2005, as part of the pending NPDES permit renewal process for Oyster Creek, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. In light of the suspension of the Phase II rule by the EPA, the NJDEP advised Generation that it will issue a new draft permit, and reiterated its preference for cooling towers as the best technology available in the exercise of its best professional judgment. Since the final permit has not been issued, Oyster Creek has continued to operate under the 1999 permit. Generation cannot predict with any certainty how the NJDEP will implement its best professional judgment nor has Generation made a determination regarding how it will comply with the Section 316(b) regulations as it must first evaluate the final regulations issued by the EPA discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling could be material and could therefore negatively impact Generation’s decision to operate the plant after the NJDEP permit and 316(b) matters are ultimately resolved.

In June 2001, the NJDEP issued a renewed NDPES permit for Salem, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised PSEG in July 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NJDPES permit while the NJDPES permit renewal application is being reviewed. If application of the final Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.

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

Generation is discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA, the Illinois Attorney General and the State’s Attorney for the Counties in which the plants are located. Generation believes that appropriate reserves have been recorded for State of Illinois fines and remediation costs in accordance with SFAS No. 5 as of March 31, 2009 and December 31, 2008.

Exelon, Generation or ComEd cannot determine the outcome of the above-described matters but believe their ultimate resolution should not, after consideration of reserves established, have a significant impact on Exelon’s, Generation’s or ComEd’s financial position, results of operations or cash flows.

Cotter Corporation.    The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Record of Decision approving the remediation option submitted by Cotter and the two other PRPs. The current estimated cost of the anticipated remediation for the site is $37 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of the liability.

Air.    During March 2005, the EPA finalized several new rulemakings designed to reduce power plant emissions of SO2, NOx and mercury. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Interstate Rule (CAIR), which had been promulgated by the EPA to reduce power plant emissions of SO2 and NOx. On September 25, 2008, EPA petitioned the Court for re-hearing of the CAIR decision. In response to the September petition, on December 23, 2008, the Court elected to remand the CAIR to the EPA, without invalidating the entire rulemaking, so that EPA may remedy “CAIR’s flaws” in accordance with the Court’s July 11, 2008 opinion. This decision allows the CAIR to remain in effect until it is replaced by a rule consistent with the Court’s July 11 opinion. In its December opinion, the Court elected not to establish a particular schedule for EPA to revise its rulemaking; however, the Court indicated that its remand did not represent an indefinite stay of the Court’s original opinion and that petitioners retained the right to petition the Court to impose a deadline on the EPA in the event that EPA fails to modify its CAIR regulations as directed by the Court, on a timely basis. At this time, Exelon is unable to predict the exact timeline or approach that will be utilized by EPA to revise its CAIR regulation, how long the current CAIR program will remain in effect, or what steps individual states may take in response to the CAIR situation.

On March 5, 2009, the D.C. Circuit Court of Appeals remanded Sierra Club and Environment North Carolina vs. EPA back to the EPA for the EPA to reconsider its denial of North Carolina’s Section 126 petition, originally filed in 2004, that requested that the EPA impose NOx and SO2 emission reduction requirements on various named upwind states (including Illinois and Pennsylvania) whose air emissions North Carolina contended were contributing significantly to nonattainment in North Carolina. The EPA had originally taken the position that the CAIR would be satisfactory to provide North Carolina with needed upwind emission reductions and deferred action on North Carolina’s petition. With the Court remand of CAIR for revision, the EPA has agreed to re-visit North Carolina’s Section 126 petition for potential rulemaking and could attempt to address North Carolina’s concerns as part of its CAIR revisions or via a separate rulemaking. Due to the uncertainty as to any of the potential outcomes related to CAIR and North Carolina’s Section 126 petition, Exelon cannot estimate the effect of the decision on its operations and its future competitive position, results of operations, earnings, cash flows and financial position.

In a separate rulemaking issued in March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR), which is a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CAMR on the basis that the EPA had failed to properly de-list mercury as a hazardous air pollutant (HAP) under Section 112(c)(1) of the Clean Air Act. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to hazardous air pollutants. On February 23, 2009, the U.S. Supreme Court declined to review the U.S. Court of Appeals’ CAMR decision. EPA is now expected to propose a new rulemaking to address HAP emissions from electric generation power plants. In addition to regulation at the national level, Exelon had been subject to more stringent mercury regulation (PA Mercury Rule) enacted in 2006 at the state level in Pennsylvania. However, on January 30, 2009, the Commonwealth Court of Pennsylvania ruled that the PA Mercury Rule is unlawful and invalid and enjoined the state from continued implementation and enforcement of the rule. The PA DEP has appealed to the Commonwealth Supreme Court seeking re-instatement of the rule. The nature and extent of future regulatory

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

controls on HAP emissions at electric generation power plants will not be determined until the Federal and state regulations are finalized upon the completion of agency rulemakings and court appeals.

Notices and Findings of Violation Related to Electric Generation Stations.    On August 6, 2007, ComEd received an NOV, addressed to it and Midwest Generation, LLC (Midwest Generation) from the EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since then. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

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

On April 16, 2009, the EPA issued an NOV to ComEd and Dominion Resources Services, Inc. (Dominion) alleging past and continuing violations of several provisions of the Federal Clean Air Act as a result of the modification and/or operation of Kincaid electric generating station located in Illinois and State Line electric generating station located in Indiana. Kincaid was sold by ComEd in 1998 and State Line was sold by

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commonwealth Edison of Indiana in 1997. Both stations are currently owned and operated by Dominion. The EPA requested information related to the stations in 2009, and ComEd has been cooperating with the EPA since the time of that request. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

Under the terms of the sales agreements, each party agreed to indemnify the other for certain environmental activities, events, conditions or occurrences arising before and after the purchase of the stations; however, Exelon, Generation, and ComEd are unable at this time to determine how those provisions may apply to any liability or cost that may eventually arise out of the NOV or any resulting enforcement action.

In connection with Exelon Corporation’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations related to ComEd’s former generation business, which would include any responsibility under the indemnification provisions contained in the sale agreements related to Kincaid and State Line stations. At this time, Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the NOV or the costs that might be incurred by Generation or ComEd; however, Exelon, Generation and ComEd have concluded that a loss is not probable or estimable and, accordingly, have not recorded a reserve for the NOV.

Voluntary Greenhouse Gas Emissions Reductions.    Exelon announced on May 6, 2005 that it had established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon has incorporated recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in climate-reducing activities. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of December 31, 2008, Exelon had achieved its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of SF6, increased use of renewable energy and its current energy efficiency initiatives. On March 12, 2009, Exelon submitted its final GHG inventory documentation, including a third-party verification report, to the EPA for final agency review. On April 6, 2009, the EPA notified Exelon that it had approved the documents submitted and recognized that Exelon had exceeded its voluntary goal, achieving a reduction in excess of 35%, or nearly 6 million metric tons. The cost of achieving the voluntary GHG emissions reduction goal did not have a material effect on Exelon’s future competitive position, results of operations, earnings, financial position or cash flows.

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

Exelon is committed to achieving the Exelon 2020 goal but also recognizes that the changing economy and market outlook may require it to refine or alter the timing of some of these initiatives and update the 2020 roadmap accordingly. The recently passed economic stimulus package and other potential changes in energy policy will also likely have an impact on initiatives under the plan.

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

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for additional rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative, provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. In response to the Supreme Court decision, on July 11, 2008, the EPA issued an Advance Notice of Proposed Rulemaking (ANPR) to solicit public comments on legal and regulatory analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act.

On March 10, 2009, the EPA released a proposed mandatory GHG reporting rulemaking for public comment. This rulemaking proposes to require that large GHG emissions sources (greater than 25,000 metric tons per year of GHG emissions) begin reporting their emissions starting in 2011. The EPA indicates that the reporting rule will cover over 85% of total national U.S. GHG emissions and that emissions data collected will be used to inform future policy decisions. On April 17, 2008, the EPA issued a proposed endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles. The proposed endangerment finding is subject to public comment, and when final will not result automatically in new emissions controls, which will occur upon further rulemaking. While the proposal does not specifically address stationary sources, such as a generating plant, the general endangerment finding relative to GHGs in the atmosphere would support such a proposal by the EPA for stationary sources.

The issue of GHG regulation will likely be addressed either under the Clean Air Act or by new and comprehensive legislation. The Obama Administration and the EPA have stated a preference for legislation. Exelon continues to support the enactment, through Federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to the final outcome, Exelon cannot estimate the effect of GHG regulation on its operations and its future competitive position, results of operations, earnings, cash flows and financial position.

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

At March 31, 2009 and December 31, 2008, Generation had reserved approximately $52 million in total for asbestos-related bodily injury claims. As of March 31, 2009, approximately $14 million of this amount related to 164 open claims presented to Generation, while the remaining $38 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During 2009 and 2008, the updates to this reserve did not result in material adjustments.

Exelon

Pension Claim.    On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the Federal District Court for the Northern District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculated lump sum distributions in a manner that does not comply with the Employee Retirement Income Security Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum distributions. On August 31, 2007, the District Court dismissed the lawsuit in its entirety. On December 21, 2007, the District Court amended its order, in part, to allow the plaintiff to file an administrative claim with the Plan with respect to the calculation of the portion of his lump sum benefit accrued under the Plan’s prior traditional formula. On January 16, 2008, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit of the District Court’s dismissal of his claims. The Seventh Circuit will hear argument on this appeal in April 2009. In addition, on January 6, 2009, the plaintiff filed a complaint in the District Court challenging the Plan’s denial of his administrative claim. The ultimate outcome of the pension claim is uncertain and may have a material adverse impact on Exelon’s results of operations, cash flows or financial position.

Savings Plan Claim.    On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Savings Plan and participants, including alleged investment losses. On February 21, 2007, the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, the U.S. District Court for the Western District of Wisconsin dismissed with prejudice substantially similar claims. On February 12, 2009, a panel of the Seventh Circuit Court of Appeals affirmed the district court’s dismissal of that case and, on March 9, 2009, the plaintiffs in that case filed a motion requesting a rehearing before the entire Seventh Circuit Court of Appeals. Exelon is assessing the potential impact of the savings plan claim on its operations and financial results and condition.

Retiree Healthcare Benefits Grievance.    In 2006, Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15) filed a demand for arbitration of a grievance challenging certain changes implemented in 2004 to the health care coverage provided to retirees who were members of IBEW Local 15 during their employment with Exelon, Generation and ComEd. Exelon then filed a lawsuit in the U.S. District Court for the Northern District of Illinois seeking a judicial determination that this grievance is not arbitrable as disputes regarding benefits provided to current retirees are not within the scope of the collective bargaining agreement. On December 3, 2007, the U.S. District Court ruled that, under the terms of the parties’ collective bargaining agreement, IBEW Local 15 could use the collective bargaining agreement’s grievance and arbitration procedure to challenge these changes with respect to retirees named in the grievance. On September 8, 2008, the U.S. Court of Appeals for the Seventh Circuit affirmed the decision of the district court. A settlement agreement was reached between Exelon and IBEW Local 15 on February 19, 2009 that included certain prospective changes to the healthcare benefits provided to retirees who were members of IBEW Local 15 during their Exelon employment. These changes become effective at various times between May 1, 2009 and January 1, 2013 and resulted in withdrawal of the grievance. The settlement agreement will be treated as a plan amendment in the related welfare plan and reflected in the plan’s next measurement. The settlement agreement will not have a material impact on Exelon’s, Generation’s or ComEd’s results of operations, cash flows or financial position.

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

Agreement Related to Sale of Accounts Receivable

Exelon and PECO

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable, which PECO accounted for as a sale

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125,” (SFAS No. 140). PECO retains the servicing responsibility for the sold receivables and has recorded a servicing liability in accordance with SFAS No. 156. The agreement terminates on September 18, 2009 unless extended in accordance with its terms. As of March 31, 2009, PECO is in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and will seek alternate long-term financing. See Note 6 — Fair Value of Assets and Liabilities for additional information regarding the servicing liability.

Income Taxes

See Note 10 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

14.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of depreciation, amortization, and accretion, and other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$238	$76	$110	$40
Regulatory assets(a)	198	—	13	185
Nuclear fuel(b)	134	134	—	—
Asset retirement obligation accretion(c)	52	52	—	—

Total depreciation, amortization and accretion	$622	$262	$123	$225

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Three Months Ended March 31, 2008	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$222	$71	$102	$38
Regulatory assets(a)	176	—	9	167
Nuclear fuel(b)	95	95	—	—
Asset retirement obligation accretion(c)	59	59	—	—

Total depreciation, amortization and accretion	$552	$225	$111	$205

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This table sets forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause. An equal and offsetting amount has been reflected in operating revenues during the period.

Three Months Ended March 31, 2009	Exelon and ComEd
Operating and maintenance for regulatory required programs
Energy efficiency and demand response programs(a)	$10
Purchased power administrative costs	1

Total operating and maintenance for regulatory required programs	$11

(a)

As a result of the 2007 Illinois Settlement, utilities are required to provide energy efficiency and demand response programs beginning June 1, 2008. See Note 3 — Regulatory Issues for additional information.

During the three months ended March 31, 2008, Exelon and ComEd had operating and maintenance for regulatory required program costs totaling less than $1 million.

Three Months Ended March 31, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Investment income	$1	$—	$—	$1

Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulated Units(a)	18	18	—	—
Net realized income on decommissioning trust funds — Unregulated Units(a)	8	8	—	—
Net unrealized losses on decommissioning trust funds — Regulated Units	(168)	(168)	—	—
Net unrealized losses on decommissioning trust funds —Unregulated Units	(64)	(64)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	116	116	—	—
Net direct financing lease income	4	—	—	—
Interest income related to uncertain income tax positions(c)	38	4	28	2
Other	9	4	4	2

Other, net	$(38)	$(82)	$32	$5

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of decommissioning trust fund-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of net realized income, net unrealized losses and related income taxes. See Notes 6 — Fair Value of Assets and Liabilities and 11 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information regarding the accounting for nuclear decommissioning.

(c)	Primarily includes interest income at Generation and ComEd related to the ITC Illinois Supreme Court decision. See Note 10 — Income Taxes for information regarding the Registrants’ tax positions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2008	Exelon	Generation	ComEd	PECO
Other, Net
Investment income	$5	$—	$4	$1

Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulated units(a)	17	17	—	—
Net realized losses on decommissioning trust funds — Unregulated units(a)	(6)	(6)	—	—
Net unrealized losses on decommissioning trust funds — Regulated units	(224)	(224)	—	—
Net unrealized losses on decommissioning trust funds — Unregulated units	(70)	(70)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	207	207	—	—
Net direct financing lease income	6	—	—	—
Interest income related to uncertain income tax positions	5	9	—	3
Other	2	3	—	—

Other, net	$(58)	$(64)	$4	$4

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of decommissioning trust fund-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of net realized income, net unrealized losses and related income taxes. See Notes 6 — Fair Value of Assets and Liabilities and 11 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information regarding the accounting for nuclear decommissioning.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of net fair value changes related to derivatives and nuclear decommissioning trust funds, other non-cash operating activities and changes in other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009	Exelon	Generation		ComEd	PECO
Net fair value changes related to derivatives and nuclear decommissioning trust funds:
Net mark-to-market gains on derivative transactions	$(164)	$(164)		$—	$—
Net unrealized and realized losses on nuclear decommissioning trust fund investments(a)	68	68		—	—

Total net fair value changes related to derivatives and nuclear decommissioning trust funds	$(96)	$(96)		$—	$—

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$132	$59		$48	$12
Equity in losses of unconsolidated affiliates and investments	8	1		—	7
Provision for uncollectible accounts	48	1		12	35
Stock-based compensation costs	28	—		—	—
Other decommissioning-related activity(b)	36	36		—	—
Amortization of energy-related options	16	16		—	—
Amortization of regulatory asset related to debt costs	7	—		6	1
Amortization of the regulatory liability related to the PURTA tax settlement(c)	(2)	—		—	(2)
Other	7	—		6	4

Total other non-cash operating activities	$280	$113		$72	$57

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$55	$—		$47	$8
Other current assets	(231)	(28	)(d)	2	(191	)(f)
Other noncurrent assets and liabilities	(148)	(81	)(e)	(26)	(5)

Total changes in other assets and liabilities	$(324)	$(109)		$23	$(188)

(a)

Represents net unrealized losses and realized losses on sales of investments of the trust funds of the Unregulated Units. Net unrealized losses and realized losses on sales of investments of the trust funds of the Regulated Units are eliminated as a result of regulatory accounting.

(b)

Includes the elimination of decommissioning-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of operating revenues, ARO accretion, asset retirement cost amortization, investment income and income taxes related to all trust fund activity. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refunding the amount to customers in January 2008. The regulatory liability associated with the PURTA settlement was fully amortized in January 2009.
(d)	Relates primarily to the purchase of energy-related options and prepaid assets.
(e)	Relates primarily to the purchase of long-term fuel options.
(f)	Relates primarily to prepaid utility taxes.

Three Months Ended March 31, 2008	Exelon	Generation		ComEd	PECO
Net fair value changes related to derivatives and nuclear decommissioning trust funds:
Net mark-to-market gains on derivative transactions	$(104)	$(74)		$—	$—
Net unrealized and realized losses on nuclear decommissioning trust fund investments(a)	90	90		—	—

Total net fair value changes related to derivatives and nuclear decommissioning trust funds	$(14)	$16		$—	$—

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$76	$35		$25	$8
Equity in losses of unconsolidated affiliates and investments	5	—		2	3
Provision for uncollectible accounts	36	(5)		13	28
Stock-based compensation costs	26	—		—	—
Other decommissioning-related activity(b)	47	47		—	—
Amortization of energy-related options	3	3		—	—
Amortization of regulatory asset related to debt costs	8	—		7	1
Amortization of the regulatory liability related to the PURTA tax settlement(c)	(7)	—		—	(7)
Other	12	2		11	2

Total other non-cash operating activities	$206	$82		$58	$35

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(64)	$—		$(67)	$3
Other current assets	(166)	(34	)(d)	(1)	(131	)(f)
Other noncurrent assets and liabilities	(108)	(73	)(e)	(16)	(5)

Total changes in other assets and liabilities	$(338)	$(107)		$(84)	$(133)

(a)

Represents net unrealized losses and realized losses on sales of investments of the trust funds of the Unregulated Units. Net unrealized losses and realized losses on sales of investments of the trust funds of the Regulated Units are eliminated as a result of regulatory accounting.

(b)

Includes the elimination of decommissioning-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of operating revenues, ARO accretion, asset retirement cost amortization, investment income and dividends and income taxes related to all trust fund activity. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability and PECO began amortizing this liability and refunding customers in January 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Relates primarily to the purchase of energy-related options and prepaid assets.
(e)	Relates primarily to the purchase of long-term fuel options.
(f)	Relates primarily to prepaid utility taxes.

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of March 31, 2009 and December 31, 2008:

March 31, 2009	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$1,482	$—	$1,482
Pension and other postretirement benefits	2,785	—	24
Deferred income taxes	828	14	814
Debt costs	162	140	22
Severance	111	111	—
Conditional asset retirement obligations	126	109	17
MGP remediation costs	118	77	41
Rate case costs	13	12	1
RTO start-up costs	14	14	—
Financial swap with Generation — noncurrent	—	911	—
Other	37	14	22

Noncurrent regulatory assets	5,676	1,402	2,423
Financial swap with Generation — current	—	271	—
Under-recovered energy and transmission costs current asset(a)	17	17	—

Total regulatory assets	$5,693	$1,690	$2,423

Regulatory liabilities
Nuclear decommissioning	$1,179	$1,170	$9
Removal costs	1,150	1,150	—
Deferred taxes	27	—	—
Energy efficiency and demand response programs	8	8	—

Noncurrent regulatory liabilities	2,364	2,328	9
Over-recovered energy and transmission costs current liability(a)	29	6	23

Total regulatory liabilities	$2,393	$2,334	$32

(a)

The ComEd under-recovered or over-recovered energy and transmission costs represent purchased power related costs recoverable or refundable to customers under ComEd’s regulatory approved rates. In addition, PECO’s over-recovered energy costs represent gas supply related costs refundable to customers under PECO’s PAPUC purchased gas cost clause. These costs are included in other current liabilities in Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets. ComEd and PECO pay a rate of return on over-recovered energy costs. See Note 3 — Regulatory Issues for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$1,666	$—	$1,666
Pension and other postretirement benefits	2,855	—	26
Deferred income taxes	826	16	810
Debt costs	169	146	23
Severance	116	116	—
Conditional asset retirement obligations	128	112	16
MGP remediation costs	121	80	41
Rate case costs	15	14	1
RTO start-up costs	14	14	—
Financial swap with Generation — noncurrent	—	345	—
Other	30	15	14

Noncurrent regulatory assets	5,940	858	2,597
Financial swap with Generation — current	—	111	—
Under-recovered energy costs current asset(a)	58	58	—

Total regulatory assets	$5,998	$1,027	$2,597

Regulatory liabilities
Nuclear decommissioning	$1,336	$1,289	$47
Removal costs	1,145	1,145	—
Refund of PURTA taxes(b)	2	—	2
Deferred taxes	30	—	—
Energy efficiency and demand response programs	7	6	—

Noncurrent regulatory liabilities	2,520	2,440	49
Over-recovered energy costs current liability(a)	13	1	12

Total regulatory liabilities	$2,533	$2,441	$61

(a)

The ComEd under-recovered or over-recovered energy and transmission costs represent purchased power related costs recoverable or refundable to customers under ComEd’s regulatory approved rates. In addition, PECO’s over-recovered energy costs represent gas supply related costs refundable to customers under PECO’s PAPUC purchased gas cost clause. These costs are included in other current liabilities in Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets. ComEd and PECO pay a rate of return on over-recovered energy costs. See Note 3 – Regulatory Issues for additional information.

(b)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding the amount to customers in January 2008. The regulatory liability associated with the PURTA settlement was fully amortized in January 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of March 31, 2009 and December 31, 2008:

March 31, 2009	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$8,398	(a)	$3,929	(a)	$1,899	$2,365
Accounts receivable:
Allowance for uncollectible accounts	251		30		65	156

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,285 million.

December 31, 2008	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$8,242	(a)	$3,812	(a)	$1,866	$2,345
Accounts receivable:
Allowance for uncollectible accounts	238		30		57	151

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,214 million.

The following tables provide information regarding Exelon’s and Generation’s option premiums as of March 31, 2009 and December 31, 2008:

Exelon and Generation	March 31, 2009	December 31, 2008
Other current assets:
Option premiums	$274	$308

Other current liabilities:
Option premiums	231	267

The following table provides information regarding dividends payable for Exelon as of March 31, 2009 and December 31, 2008:

Exelon	March 31, 2009	December 31, 2008
Other current liabilities:
Dividends payable	$1	$331

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2009 and 2008

Exelon’s segment information for the three months ended March 31, 2009 and 2008 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2009	$2,601	$1,553	$1,514	$184	$(1,130)	$4,722
2008	2,482	1,440	1,476	173	(1,054)	4,517
Intersegment revenues:
2009	$944	$1	$2	$184	$(1,131)	$—
2008	879	—	3	172	(1,054)	—
Income (loss) from continuing operations before income taxes:
2009	$750	$155	$158	$(39)	$(3)	$1,021
2008	639	67	140	(32)	25	839
Income taxes:
2009	$222	$41	$45	$2	$—	$310
2008	200	26	43	(21)	10	258
Income (loss) from continuing operations:
2009	$528	$114	$113	$(41)	$(3)	$711
2008	439	41	97	(11)	15	581
Income (loss) from discontinued operations:
2009	$—	$—	$—	$1	$—	$1
2008	(1)	—	—	1	—	—
Net income (loss):
2009	$528	$114	$113	$(41)	$(2)	$712
2008	438	41	97	(10)	15	581
Total assets:
March 31, 2009	$22,146	$19,896	$9,123	$5,865	$(8,167)	$48,863
December 31, 2008	20,355	19,237	9,169	5,992	(6,936)	47,817

(a)

For the three months ended March 31, 2009 and 2008, utility taxes of $66 million and $53 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2009 and 2008, utility taxes of $59 million and $66 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2009	2008
Operating revenues from affiliates
ComEd Transitional Funding Trust(a)	$—	$1
PETT	1	1

Total operating revenues from affiliates	$1	$2

Fuel purchases from related parties
Keystone Fuels, LLC	$17	$15
Conemaugh Fuels, LLC	19	14

Total fuel purchases from related parties	$36	$29

Interest expense to affiliates, net
ComEd Transitional Funding Trust(a)	$—	$4
ComEd Financing II(b)	—	2
ComEd Financing III	3	3
PETT	18	29
PECO Trust III	2	2
PECO Trust IV	1	1

Total interest expense to affiliates, net	$24	$41

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC(a)	$—	$(2)
PETT	(7)	(3)
NuStart Energy Development, LLC	(1)	—

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(8)	$(5)

(a)

In the fourth quarter of 2008, ComEd fully paid its long-term debt obligations to the ComEd Transitional Funding Trust and received its current receivable from the ComEd Transitional Funding Trust. ComEd Funding LLC liquidated its investment in the ComEd Transitional Funding Trust and ComEd liquidated its investment in ComEd Funding LLC.

(b)	ComEd Financing II was liquidated and dissolved upon repayment of the debt in 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2009	As of December 31, 2008
Investments in affiliates
ComEd Financing III	$6	$6
PETT	23	30
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	5

Total investments in affiliates	$38	$45

Payables to affiliates (current)
ComEd Financing III	$1	$4
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$5	$5

Long-term debt to PETT and other financing trusts (including due within one year)
ComEd Financing III	$206	$206
PETT	955	1,124
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt due to financing trusts	$1,345	$1,514

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions involving Generation, ComEd, and PECO are further described in the tables below.

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2009	2008
Operating revenues from affiliates
ComEd(a)	$439	$385
PECO(b)	505	494

Total operating revenues from affiliates	$944	$879

Fuel expense from related parties
Keystone Fuels, LLC	$17	$15
Conemaugh Fuels, LLC	19	14

Total fuel purchases from related parties	$36	$29

Operating and maintenance from affiliates
ComEd(c)	$1	$—
PECO(c)	2	3
BSC(d)	76	71

Total operating and maintenance from affiliates	$79	$74

Equity in losses of investments
NuStart Energy Development, LLC	(1)	—

Total equity in losses of investments	$(1)	$—

Cash distribution paid to member	$279	$689

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2009	As of December 31, 2008
Mark-to-market derivative assets with affiliate (current)
ComEd(e)	$271	$111
Receivables from affiliates (current)
ComEd(a)(f)(g)	115	151
PECO(b)	163	126

Total receivables from affiliates (current)	$278	$277

Contributions to Exelon intercompany money pool(h)	$96	$—
Receivable from affiliate (noncurrent)
Exelon(i)	$1	$1
Mark-to-market derivative assets with affiliate (noncurrent)
ComEd(e)	$911	$345
Prepaid voluntary employee beneficiary association trust
Generation(j)	$—	$2
Payables to affiliates (current)
Exelon(i)	$21	$44
BSC(d)	33	34

Total payables to affiliates (current)	$54	$78

Payables to affiliates (noncurrent)
ComEd decommissioning(k)	$1,170	$1,289
PECO decommissioning(k)	9	47

Total payables to affiliates (noncurrent)	$1,179	$1,336

(a)

Generation has a supplier forward contract and an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. In addition, Generation had revenue from ComEd associated with the settled portion of the financial swap contract established as part of the Illinois Settlement. See Note 3 — Regulatory Issues for additional information.

(b)

Generation has a PPA with PECO, as amended, to provide the full energy requirements to PECO through 2010. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for more information regarding the PPA.

(c)

Generation requires electricity for its own use at its generating stations. Generation purchases electricity and distribution and transmission services from PECO and only distribution and transmission services from ComEd for the delivery of electricity to its generating stations.

(d)

Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.
(f)

Under the Illinois Settlement Legislation Generation is responsible to contribute to rate relief programs for ComEd customers, which are issued though ComEd. As of March 31, 2009 and December 31, 2008, Generation had a $13 million and $10 million payable, respectively, to ComEd. See Note 3 — Regulatory Issues for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)

As of March 31, 2009, Generation had a $16 million receivable from ComEd associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 3 — Regulatory Issues and Note 8 — Derivative Financial Instruments for additional information.

(h)

Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.

(i)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.
(j)

The voluntary employee beneficiary association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans accumulated at December 31, 2008 due to actuarially determined contribution rates, which are the basis for Generation’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

(k)

Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent nuclear decommissioning trust funds are greater than the underlying AROs at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual report on Form 10-K for additional information.

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2009	2008
Operating revenues from affiliates
Generation	$1	$—
ComEd Transitional Funding Trust	—	1

Total operating revenues from affiliates	$1	$1

Purchased power from affiliate
Generation(b)	$439	$385
Operating and maintenance from affiliate
BSC(c)	$43	$43
Interest expense to affiliates, net
ComEd Transitional Funding Trust(a)	$—	$4
ComEd Financing II(d)	—	2
ComEd Financing III	3	3

Total interest expense to affiliates, net	$3	$9

Equity in losses of unconsolidated affiliate
ComEd Funding LLC(a)	$—	$2
Capitalized costs
BSC(c)	$12	$12
Cash dividends paid to parent	$60	$—

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2009	As of December 31, 2008
Prepaid voluntary employee beneficiary association trust(f)	$6	$9
Investments in affiliate(e)
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)(e)
Generation(h)	$1,170	$1,289
Other	2	2

Total receivable from affiliates (noncurrent)	$1,172	$1,291

Payables to affiliates (current)
Generation(b)(i)(j)	$115	$151
BSC(c)	24	22
ComEd Financing III	1	4
Other	1	2

Total payables to affiliates (current)	$141	$179

Mark-to-market derivative liability with affiliate (current)
Generation(g)	$271	$111
Mark-to-market derivative liability with affiliate (noncurrent)
Generation(g)	$911	$345
Long-term debt to ComEd financing trust
ComEd Financing III	$206	$206

(a)	In the fourth quarter of 2008, ComEd fully paid its long-term debt obligations to the ComEd Transitional Funding Trust.
(b)

ComEd procures a portion of its electricity supply requirements from Generation under a supplier forward contract and an ICC-approved RFP contract. In addition, purchased power expense includes the settled portion of the financial swap contract with Generation established as part of the Illinois Settlement. See Note 3 — Regulatory Issues for more information.

(c)

ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(d)	ComEd Financing II was liquidated and dissolved upon repayment of the debt during 2008.
(e)	Receivables from affiliates are included in other current assets. Investments in affiliates are included in other noncurrent assets.
(f)

The voluntary employee benefit association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for ComEd’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

(g)	To fulfill a requirement of the Illinois Settlement, ComEd entered into a five-year financial swap with Generation.
(h)

ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct for generating facilities previously owned by ComEd. To the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning; such amounts are due back to ComEd for payment to ComEd’s customers.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)

As of March 31, 2009, ComEd had a $16 million payable to Generation associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 3 — Regulatory Issues and Note 8 — Derivative Financial Information for additional information.

(j)

Under the Illinois Settlement Legislation, Generation is responsible to contribute to rate relief programs for ComEd customers, which are issued though ComEd. As of March 31, 2009 and December 31, 2008, ComEd had a $13 million and $10 million receivable, respectively, from Generation. See Note 3 — Regulatory Issues for additional information.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended March 31,
	2009	2008
Operating revenues from affiliates
Generation(a)	$2	$3
PETT(b)	1	1

Total operating revenues from affiliates	$3	$4

Purchased power from affiliate
Generation(c)	$504	$493
Operating and maintenance from affiliates
BSC(d)	$23	$22
Generation	1	1

Total operating and maintenance from affiliates	$24	$23

Interest expense to affiliates, net
PETT	$18	$29
PECO Trust III	2	2
PECO Trust IV	1	1

Total interest expense to affiliates, net	$21	$32

Equity in losses of unconsolidated affiliates
PETT	$7	$3
Capitalized costs
BSC(d)	$4	$4
Cash dividends paid to parent	$87	$139
Repayment of receivable from parent	$80	$71

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2009	As of December 31, 2008
Prepaid voluntary employee beneficiary association trust(e)	$1	$2
Investments in affiliates
PETT	$23	$30
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	5

Total investments in affiliates	$32	$39

Receivable from affiliate (noncurrent)
Generation decommissioning(f)	$9	$47
Payables to affiliates (current)
Generation(c)	$163	$126
BSC(d)	16	16
Exelon	1	1
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$184	$144

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$955	$1,124
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$1,139	$1,308

Shareholders’ equity — receivable from parent(g)	$420	$500

(a)	PECO provides energy to Generation for Generation’s own use.
(b)	PECO receives a monthly administrative servicing fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
(c)	PECO obtains all of its electric supply from Generation through 2010 under a PPA.
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

(Dollars in millions except per share data, unless otherwise noted)

EXELON CORPORATION

General

Exelon is a utility services holding company. It operates through subsidiaries in the following operating segments:

•	Generation, whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•	ComEd, whose business consists of the purchase and regulated retail sale of electricity and the provision of transmission and distribution services in northern Illinois, including the City of Chicago.

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

Executive Overview

Financial Results.    Exelon’s net income was $712 million for the three months ended March 31, 2009, as compared to $581 million for the three months ended March 31, 2008, and diluted earnings per average common share were $1.08 for the three months ended March 31, 2009, as compared to $0.88 for the three months ended March 31, 2008.

The increase in net income for the three months ended March 31, 2009 compared to the three months March 31, 2008 was primarily due to the following:

•	Higher energy gross margins at Generation due largely to increased nuclear output as a result of fewer refueling outage days in 2009 and favorable portfolio and market conditions;

•	net mark-to-market gains on economic hedging activities;

•	increased distribution revenue at ComEd and PECO in 2009 resulting from 2008 distribution rate case orders;

•	benefits associated with an Illinois Supreme Court decision granting Illinois Investment Tax Credits to Exelon and treating electricity as tangible personal property; and

•	decreased operating and maintenance expense related to nuclear refueling outage costs associated with a lower number of planned refueling outage days during 2009 as compared to 2008;

•	partially offset by the 2009 impairment of certain of Generation’s Texas plants.

See Exelon Corporation — Results of Operations for further information regarding the changes in net income.

Oyster Creek License Renewal.    On April 8, 2009, the Nuclear Regulatory Commission (NRC) issued to Generation a renewed operating license for Oyster Creek Generating Station (Oyster Creek) that expires in April 2029, enabling Oyster Creek to operate for an additional 20 years beyond its original license period. See Note 3 — Regulatory Issues for additional information.

Economic Environment.    As the economic environment continues to be challenging, the Registrants have continued to perform assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain financial and energy companies, on the Registrants’ financial statements. The Registrants’ assessments have included a review of macroeconomic conditions, access to liquidity in the capital and credit markets, counterparty creditworthiness, value of the Registrants’ investments (particularly in the employee benefit plans and nuclear decommissioning trust funds) and exposure to other risks. The recent unprecedented volatility in the economy may create additional risks in the upcoming months and possibly years.

•	Macroeconomic conditions

By the end of the first quarter of 2009, the U.S. and world economy was in a severe recession. In response to the deepening world recession, the U.S. and other governments have taken drastic actions to shore up the world financial system by providing liquidity and other forms of support to financial institutions. There are signs that the financial situation may be improving, signaled by a potential stabilization in equity markets and a narrowing of spreads in the bond market. The U.S. and other governments have also increased spending in order to stimulate their economies. Although the economic situation for many consumers and businesses will likely continue to deteriorate over the next few months, there are some signs that the economic crisis is reaching its peak. While many forecasters are calling for a return to economic growth by the end of 2009, the current recession has proven considerably deeper than many had thought and it is uncertain when and how robustly the economy will start to recover.

As a result of the current economic conditions, demand for energy service has fallen substantially in the U.S. In addition, the slowing economy has had a dramatic impact on fuels prices. U.S. natural gas demand is estimated to have been more than 2% lower in the first quarter of 2009 than it was in the first quarter of 2008, while world oil demand is also down by about 2%. U.S. natural gas prices have fallen to less than $4 per one million British Thermal Units, reaching their lowest levels since 2002. U.S. coal use is down slightly year-over-year; this coupled with lower export demand for U.S. coal and strong builds in utility inventories have helped bring Eastern low-sulfur coal prices down to less than $50 a ton, after reaching more than $140 a ton last spring.

The economic conditions are proving challenging to Exelon. As a result of the decline in economic output, energy demand in ComEd’s and PECO’s service territories is lower, which has led to reduced sales to industrial, commercial and residential customers. In addition, customers may not be able to pay, or may delay payment of their utility bills. Management has taken steps to mitigate this risk through heightened collection efforts. Additionally, lower demand for electricity may lead to lower margins for Exelon’s wholesale fleet. While Exelon’s hedging policies have helped protect Exelon’s earnings as markets have declined, as described above, prolonged depressed electricity prices would adversely impact Exelon’s and Generation’s results of operations in the future.

•	Liquidity in the capital and credit markets

The Registrants believe they have sufficient liquidity despite the disruption of the capital and credit markets. The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flow from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities ($7.3 billion in aggregate total commitments with $6.9 billion available as of March 31, 2009, of which no financial institution, assuming announced consolidations, has more than 10% of the aggregate commitments for Exelon, Generation and PECO and 12% for ComEd). Generation and ComEd also have additional letter of credit facilities used solely to enhance tax-exempt variable rate debt. Certain of these letters of credit with a principal amount of $307 million and $191 million at Generation and ComEd, respectively, will expire in 2009, which the Registrants plan to extend or replace. See “Variable-Rate Debt” within Liquidity and Capital Resources for further detail on these credit facilities.

While not significant to the Registrants to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt. With the exception of debt to unconsolidated financing affiliates, the Registrants have $12 million of debt at Generation maturing for the remainder of 2009 and $613 million of debt maturing in 2010 ($400 million and $213 million at Exelon Corporate and ComEd, respectively). The debt to unconsolidated financing affiliates at PECO is repaid through the collection of competitive transition charges from customers as allowed by restructuring legislation that was adopted in Pennsylvania in 1996.

The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. Management continues to closely monitor events and the financial institutions associated with its credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. Risk Factors of Exelon’s 2008 Form 10-K for information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

•	Counterparty creditworthiness

The Registrants are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Generation’s power-marketing activities are governed by risk management policies limiting transactions to a diversified group of high quality counterparties. During 2008, the bankruptcy of Lehman Brothers Holdings Inc. and the weakening of companies within the energy industry have underscored the importance of these risk management practices. Although Generation’s credit exposure was predominately with investment grade companies at March 31, 2009, changes in forward market prices could have a disproportionate impact to the percentage of credit exposure with non-investment grade companies. As of March 31, 2009, the net exposure after credit collateral for Generation’s commodity contracts of $1,218 million included $1,215 million of exposure to investment-grade companies and $3 million of exposure to non-investment grade companies, primarily in the coal supply industry. As further discussed below, Generation also currently procures uranium concentrates through long-term contracts. Approximately 59% of the requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates could be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Management continues to closely monitor the status of Generation’s counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

Under the Illinois Settlement Legislation, ComEd procures power through supplier forward contracts, standard block energy purchases, and spot market purchases. Collateral postings are required only of suppliers, including Generation, for the supplier forward contracts. The standard block energy purchases require collateral postings from both ComEd and the counterparty suppliers, including Generation, should exposures between forward market prices and benchmark price levels exceed established unsecured credit limits outlined in the agreements. In the event the counterparties fail to perform, ComEd might be forced to purchase power through a request for proposal (RFP) process or in the spot markets at less favorable prices. As of March 31, 2009, there was no cash collateral or letters of credit posted between suppliers and ComEd. The potential failure of energy suppliers to perform is mitigated by ComEd’s ability to recover its actual costs to procure power as stipulated in the Illinois Settlement Legislation as well as the ICC-approved procurement tariff.

PECO has counterparty credit risk related to its electricity and natural gas suppliers. Generation provides 100% of PECO’s electric energy under a purchase power agreement (PPA). There are no collateral posting provisions included in PECO’s electric supply agreement with Generation. PECO procures natural gas from suppliers under both short-term and long-term contracts. The potential failure of natural gas suppliers to perform is mitigated by PECO’s ability to seek recovery of its actual costs to procure natural gas through the Pennsylvania Public Utility Commission’s (PAPUC) purchased gas cost clause, subject to PAPUC review. A further discussion of counterparty risk is included in ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

•	Value of investments (particularly in employee benefit plan trusts and nuclear decommissioning trust funds)

Pension and Postretirement Benefit Plans.    Exelon sponsors defined benefit pension and postretirement benefit plans for the employees of the Registrants. The Registrants believe that the oversight of the investments held under Exelon’s employee benefit plans is rigorous and that the investment strategies are prudent. During 2008, Exelon’s unfunded status increased significantly, to $6.38 billion at December 31, 2008, primarily due to lower than expected asset returns. For financial reporting purposes, the unfunded status of the plans is updated annually, at December 31. Challenging financial market conditions continued during the first quarter of 2009, which impacted the unfunded status of the defined benefit pension and other postretirement benefit plans. If the unfunded status of the plans increases at December 31, 2009 from the levels at December 31, 2008, expected contributions to the plans could increase or be accelerated to earlier periods than previously estimated. The U.S. Treasury Department issued guidance on March 31, 2009 that provides some relief from 2009 funding requirements. Exelon is evaluating the impact of that guidance, as well as monitoring other legislative pension funding relief proposals currently being discussed. See Liquidity and Capital Resources for additional information.

Nuclear Decommissioning Trust Fund Investments.    Nuclear decommissioning trust funds have been established on a unit-by-unit basis to satisfy Generation’s nuclear decommissioning obligations. Currently, Generation is making contributions only to the trust funds of the former PECO units based on amounts being collected by PECO from its customers and remitted to Generation. While Generation has recourse to collect additional amounts from PECO customers (subject to certain limitations and thresholds) with respect to the former PECO units, it has no recourse to collect additional amounts from ComEd customers for the former ComEd units or from the previous owners of the Clinton, Oyster Creek and Three Mile Island nuclear plants (the former AmerGen Energy Company, LLC (AmerGen) units) if there is a shortfall of funds necessary for decommissioning. Generation believes that its oversight of these trust funds is rigorous and the investment strategy is prudent. At March 31, 2009, approximately 46% of the funds were invested in equity and 54% were invested in fixed income securities, with limitations related to concentration and investment grade ratings. See Note 11 of the Combined Notes to Consolidated Financial Statements for the amounts of unrealized losses on the trust funds during the three months ended March 31, 2009. Nuclear Regulatory Commission (NRC) regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Generation is required to provide to the NRC a biennial report by unit (annually for units that have been retired or are within five years of the current approved license life), based on values as of December 31, addressing Generation’s ability to meet the NRC-estimated funding levels. Depending on the value of the trust funds, Generation may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional contributions to the trusts, which could be significant, to ensure that the trusts are adequately funded and that the NRC minimum funding requirements are met. As a result, Exelon’s and Generation’s cash flows and financial positions may be significantly adversely affected. Generation’s most recent report was filed with the NRC on March 31, 2009, based on trust fund values and estimated decommissioning obligations as of December 31, 2008. The estimated decommissioning obligations for the NRC report were calculated in accordance with NRC regulations and may differ from the ARO recorded on Generation’s and Exelon’s balance sheet at December 31, 2008, primarily due to differences in assumptions regarding the decommissioning alternatives to be used (DECON, Delayed DECON, or SAFSTOR) and potential license renewals. Based on the values used in the NRC filing at December 31, 2008, six units at three nuclear generating stations were in an underfunded position by approximately $185 million in total, relative to the NRC minimum funding requirements. In its NRC filing, Generation stated that it is evaluating the remedy to be utilized to address the underfunded status and such remedy will be in accordance with NRC regulations and guidance. As the future values of trust funds change due to market conditions, the NRC minimum funding status of these three stations and Generation’s other nuclear generating stations will change at subsequent NRC filing dates. In addition, if changes occur to the regulatory agreement with the PAPUC that currently allows amounts to be collected from PECO customers for decommissioning the former PECO nuclear plants, the NRC minimum funding status of those plants could change at subsequent NRC filing dates. See PART I. ITEM 1A. Risk Factors of Exelon’s 2008 Form 10-K for information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

Based on a regulatory agreement with the ICC that applies to the former ComEd nuclear generating units on a unit-by-unit basis, as long as funds held in the nuclear decommissioning trust funds exceed the total estimated decommissioning obligation, decommissioning-related activities recognized in the Consolidated Statement of Operations, including realized and unrealized income and losses of the trust funds and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. Should the trust funds for the former ComEd units continue to experience declines in market value such that the value of the trust funds for any unit falls below the amount of the estimated decommissioning obligation for that unit, the accounting to offset decommissioning-related activities in the Consolidated Statement of Operations for that unit would be discontinued, the decommissioning-related activities would be recognized in the Consolidated Statements of Operations and the adverse impact to Exelon’s and Generation’s results of operations and financial positions could be material. At March 31, 2009, the trust fund investment values for each of the former ComEd units exceeded the related decommissioning obligation for each of the units. For the purposes of making this determination, the decommissioning obligation referred to is the obligation reflected on Generation’s Consolidated Balance Sheet at March 31, 2009 calculated in accordance with FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143), and is different from the calculation used in the NRC minimum funding obligation filings based on NRC guidelines. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding the accounting for the former ComEd nuclear generating units as a result of the ICC order.

Securities Lending Program.    The Registrants engage in a securities lending program with respect to the investments within their employee benefit plan trusts and nuclear decommissioning trust funds. In connection with this program, the securities loaned are supported by collateral posted by the borrowers, which the Registrants invest in a short-term collateral fund or in assets with maturities matching, or approximating, the duration of the loan of the related securities. The Registrants bear the risk of loss with respect to their invested cash collateral. Such losses may result from a decline in fair value of specific investments or liquidity impairments resulting from current market conditions. Losses recognized by the Registrants have not been significant to date. Under its lending agreements, Exelon had a fair value of invested collateral of $528 million and $660 million as of March 31, 2009 and December 31, 2008, respectively. Management continues to monitor the performance of the invested collateral and to work closely with the trustees to limit any potential further losses. Exelon, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Exelon in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, the Registrants may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. In the fourth quarter of 2008, the Registrants decided to end their participation in the securities lending program and have chosen to initiate a gradual withdrawal of their participation in the securities lending program in order to avoid potential losses on invested cash collateral due to the lack of liquidity in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 8 months. At December 31, 2008, Exelon had $649 million of loaned securities outstanding. At March 31, 2009, Exelon had $530 million of loaned securities outstanding under its lending agreements, representing a decrease in loaned securities outstanding since December 31, 2008 of $119 million primarily due to the return of loaned securities. Of the balance of loaned securities outstanding at March 31, 2009 (in terms of value), approximately 65% is expected to be returned by the end of 2009, with the remainder expected to be returned primarily in 2010.

•	Other risks

The Registrants regularly evaluate the carrying value of their long-lived assets, including goodwill and generating plants, for impairment. During the three months ended March 31, 2009, Generation recorded an impairment charge of $223 million related to its Texas plants. See Notes 4 and 6 of the Combined Notes to Consolidated Financial Statements for further information on Generation’s plant impairment. Further declines in the economic environment may impact market-related assumptions, resulting in a decrease of the estimated fair value of long-lived assets.

In addition, the Registrants have reviewed their exposure to insurance risk and have concluded that there have been no material changes related to the availability and cost of liability, property, nuclear risk, and other forms of insurance. Management continues to monitor closely events and the ratings for insurance companies associated with its insurance programs. Further declines in the market may have a significant adverse impact on the availability and cost of insurance.

Outlook for 2009 and Beyond.

Several significant events may occur during the rest of 2009 and beyond, including the following:

Proposal for Acquisition of NRG

•

On October 19, 2008, with authorization from Exelon’s Board of Directors, Exelon submitted a proposal to NRG to enter into a business combination with NRG under which Exelon would exchange 0.485 of a share of Exelon common stock for each share of NRG common stock. On November 12, 2008, Exelon announced an exchange offer in which Exelon, through its wholly owned subsidiary Exelon Xchange, offered to acquire all of the outstanding NRG common stock in exchange for 0.485 of a share of Exelon common stock plus cash in lieu of fractional shares, representing a total equity value of approximately $6.2 billion for NRG based on Exelon’s closing price on October 17, 2008. NRG shareholders had tendered approximately 106 million shares of common stock of NRG, representing just over 45.6% of all outstanding shares of NRG common stock, as of the initial expiration of the offer on January 6, 2009; and had tendered approximately 125 million shares of common stock of NRG, representing over 51% of the outstanding shares of NRG common stock as of the first extended expiration date on February 25, 2009. Exelon has extended the offer until June 26, 2009 at 5:00 p.m. New York City time, unless further extended. The extended expiration date enables Exelon to focus on seeking regulatory approvals for the transaction and the solicitation of proxies for the election of NRG directors at the NRG annual meeting of shareholders.

Exelon must receive approval from and/or make filings with various Federal and state regulatory agencies with respect to the offer and the second-step merger. At the Federal level, these approvals include the approval of FERC under the Federal Power Act and the NRC under the Atomic Energy Act. In addition, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the exchange of shares pursuant to the offer cannot be completed until Exelon has made required notifications and given certain information and materials to the Federal Trade Commission (FTC) and/or the Antitrust Division of the United States Department of Justice (DOJ) and until specified waiting period requirements have expired. At the state level, final orders of each of the PAPUC, the New York Public Service Commission, the California Public Utility Commission (CPUC), and the Public Utility Commission of Texas (PUCT) approving the consummation of the offer and, in some jurisdictions, the second step-merger are required. Other state approvals may be required and State Attorneys General may also investigate the transaction.

On December 17, 2008, Exelon filed notification with the FTC and DOJ of its intention to acquire NRG in compliance with the pre-merger notification requirements of the HSR Act, and on December 18, 2008, filed an application with FERC for approval of the proposed business combination. Various parties have intervened in the FERC proceedings, including the Illinois Attorney General. By letter dated January 29, 2009, Exelon filed an application with the NRC for approval of the indirect transfer of NRC licenses for the NRG nuclear stations and, if required, Generation’s nuclear stations. On February 4, 2009, NRG’s legal counsel submitted a letter to the NRC arguing that Exelon’s application for NRC approval is insufficient, premature, and speculative and raises significant policy issues. In a letter to the NRC on February 10, 2009, Exelon’s legal counsel addressed the arguments raised by NRG’s counsel. Additionally, on December 22, 2008, Exelon filed petitions seeking approval of the acquisition with the New York Public Service Commission and the CPUC, although the CPUC declined to accept the filing for technical reasons. Exelon submitted a revised application to the CPUC on February 17, 2009, and the CPUC issued a letter on April 2, 2009, indicating the CPUC would accept the filing as of the date of that letter. On January 5, 2009, Exelon filed an application with the PUCT seeking approval of the proposed NRG acquisition. On January 29, 2009, the PUCT staff referred several questions to the PUCT relating to the sufficiency and timing of the application filed with the PUCT on January 5, 2009. On February 11, 2009, an Administrative Law Judge for the PUCT ruled that Texas law does not require an acquisition target to support or not oppose a transaction and the PUCT staff have since recommended that Exelon’s application and notice be found sufficient. On April 9, 2009, the Administrative Law Judge issued an order requiring Exelon to amend or supplement its application by April 17, 2009, to clarify the timeframe for closing the transaction. On April 17, 2009, Exelon amended and supplemented its application to clarify that Exelon expected to close the transaction during the fourth quarter of 2009. On February 26, 2009, Exelon filed an application with the PAPUC seeking required approvals related to the proposed acquisition of NRG. At a conference on April 9, 2009, the administrative law judge scheduled hearings on the application for July 15 — 17, 2009.

As part of its FERC filing related to the NRG offer to address potential market power concerns, Exelon proposed to divest its three facilities in Texas — Mountain Creek, Handley and LaPorte — totaling approximately 2,400 MW of capacity. The plans also include transferring to a third party Exelon’s power purchase agreements in Texas totaling approximately 1,200 MW of capacity. In addition, the combined company would divest approximately 1,000 MW of capacity in the PJM East market, including plants currently owned by NRG. Exelon does not believe there are any other generation overlap issues related to the proposed combination.

On March 17, 2009, NRG filed a complaint in the United States District Court for the Southern District of New York against Exelon and Exelon Xchange. In this lawsuit, NRG seeks a court order requiring Exelon to make further disclosures in connection with the exchange offer. On April 22, 2009, the court dismissed substantially all elements of NRG’s complaint after determining that those allegations did not state a claim upon which relief could be granted. The court did not dismiss that portion of the complaint related to NRG’s allegation that Exelon does not intend to consummate the exchange offer and, as a consequence, NRG will be given an opportunity to attempt to prove that allegation. Exelon believes the remaining claim is entirely without merit and intends to vigorously defend the action.

Regulatory Matters

•	ComEd

ComEd is subject to various Federal and state regulation, and is currently involved in various regulatory approval proceedings, during which various parties can intervene with these proceedings by submitting arguments to the regulatory agencies. The resulting outcome of these proceedings could be material. These regulatory matters include the requirements of the Illinois Settlement Legislation, transmission and distribution rate cases, procurement proceedings, and other regulatory issues. See Note 3 — Regulatory Issues and Note 13 — Commitments and Contingencies for additional matters and further detail related to these proceedings.

•	PECO and Generation

PECO is subject to various Federal and state regulation. PECO is preparing for the expiration of its electric generation rate caps and its PPA with Generation on December 31, 2010. PECO has been engaged in regulatory proceedings with the PAPUC to address its plan to transition to market-based electric generation rates and compliance with recently adopted Pennsylvania legislation. These regulatory proceedings include PECO’s Default Service Program and Rate Mitigation Plans, Alternative Energy Portfolio Standards request for proposals (RFPs), transmission and distribution rate cases and other regulatory filings. Although these proceedings support competitive, market-based procurement, elected officials in Pennsylvania have suggested rate-cap extensions, rate-increase deferrals and phase-ins, a generation tax and contributions of value (potentially billions of dollars statewide) by Pennsylvania utility companies toward rate relief programs that could have a significant impact on PECO and Generation. The outcome or settlement of these matters or any other legislative actions taken could have a material effect on PECO’s and Generation’s results of operations and cash flows. See Note 3 — Regulatory Issues for further detail related to these proceedings.

Potential and New Legislation

•

Due to the new Democratic Administration and increased Democratic majorities in the U.S. House of Representatives and U.S. Senate, there is a stronger likelihood that legislation related to energy, environmental and tax policy will be enacted in the foreseeable future. These changes may include, but are not limited to, legislation or regulation limiting greenhouse gas emissions; changing corporate tax law; a higher tax on capital gains and dividend income; the Federal imposition of a renewable electricity standard; and incentives for investments in transmission, smart grid deployment, energy efficiency and renewable generation. Exelon continuously evaluates the potential impact of proposed public policy changes which may impact the Registrants either favorably or unfavorably. In addition, the Registrants are evaluating the potential impact of the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009 and are working to identify potential opportunities that align well both with the Registrants’ strategic initiatives and the objectives of this Act, including funding for renewable energy projects, electric transmission upgrades and energy efficiency.

Liquidity and Cost Management

•

As noted in “Economic Environment” above, the Registrants routinely review the sufficiency of their liquidity position. Due to the national and world-wide financial crisis, potential disruptions in the capital and credit markets as well as increased volatility in commodity markets may adversely affect the Registrants’ businesses, including the availability and cost of new short-term funds for liquidity requirements, their ability to meet long-term commitments, Generation’s ability to hedge effectively its generation portfolio, and the competitiveness and liquidity of energy markets. The occurrence of one or more of these events could adversely affect the Registrants’ financial condition, results of operations and cash flows (including the ability to pay dividends or fund other discretionary uses of cash such as growth projects). Given the current economic situation, Exelon anticipates that it will be subject to significant ongoing cost pressures. Exelon is committed to operating its businesses responsibly and to appropriately managing its operating and capital costs in a manner that serves its customers and produces value for its shareholders. Toward that end, Exelon has launched a company-wide initiative which combines short-term actions with long-term change. In the short-term, Exelon will realize cost savings in 2009 by cutting baseline new business spend to align with decreased demand and eliminating or deferring capacity expansion projects to align with lower load projections. With regard to long-term changes, Exelon is rigorously analyzing cost trends over the past five years to identify cost savings opportunities and implementing more rigorous planning and performance-measurement tools that allow it to better identify areas for additional sustainable productivity improvements and cost reductions across the operating companies. Exelon is committed to an ongoing strategy to make itself more effective, efficient and innovative.

•

The Registrants’ credit facilities extend through October 2012 for Exelon, Generation and PECO and February 2011 for ComEd. These credit facilities currently provide sufficient liquidity to the Registrants.

Generation is evaluating the need for additional liquidity primarily to support new collateral requirements related to hedging activities once the purchase power agreement with PECO terminates at December 31, 2010. Additionally, upon maturity of these credit facilities, the Registrants will likely not be able to renew these existing facilities at current terms or commitment levels from banks. Given this, the Registrants will likely face increased costs for liquidity needs and may be required to establish alternative liquidity sources to supply the balance of their needs beginning in 2010 for ComEd and in 2011 for Exelon, Generation, and PECO.

Competitive Markets

•

In general, market prices for energy have increased since PECO entered into its PPA with Generation due to the rise in natural gas and other fuel prices. As a result, PECO customers’ generation rates generally have been below wholesale energy market prices in PJM, and Generation’s margins on sales in excess of PECO’s requirements generally have been higher during this time. Given its significance to Generation, the expiration at the end of 2010 of the current PPA with PECO could result in significant changes in margins earned by Generation beginning in 2011. Any increase or decrease in margin as a result of entering into new power supply contracts backed by the generation capacity previously committed to PECO will depend on a number of factors, including future wholesale market prices, energy demand and the outcome of Pennsylvania transition legislation.

•

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2009 and 2010. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of February 28, 2009, the percentage of expected generation hedged was 91% - 94%, 81% - 84%, and 40% - 43% for 2009, 2010 and 2011, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well.

•

Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates and through long-term contracts for conversion services, enrichment services and fuel fabrication services. Generation procures coal primarily through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 59% of Generation’s uranium concentrate requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures.

Environmental Legislation

•

The Registrants are subject to regulation regarding environmental matters, including air, water and noise emissions and solid waste disposals, by Federal, state, and local jurisdictions where the Registrants operate their facilities. These laws and regulations affect the manner in which the Registrants conduct their operations and make capital expenditures. The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with these regulations. See Note 13 — Commitments and Contingencies for further discussion on environmental matters, including the impacts of the Clean Air Interstate Rule, Section 316(b) of the Clean Water Act and the Clean Air Act.

New Growth Opportunities

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking earnings, cash flow and financial risk into account. On September 2, 2008, Generation submitted a combined COL application to the NRC seeking authorization to build and operate a new dual unit nuclear generating facility in Victoria County in southeast Texas. In addition, Generation filed Part I and Part II of a loan guarantee application with the Department of Energy (DOE) for these potential new units on September 26, 2008 and December 18, 2008, respectively. The COL application preserves for Exelon and Generation the option to develop a new nuclear plant in Texas without immediately committing to the full project. On November 24, 2008, Generation announced that it had entered into negotiations with vendors to supply a reactor technology other than the previously announced Economic Simplified Boiling Water Reactor (ESBWR) design. On March 26, 2009, Generation announced it would use an Advanced Boiling Water Reactor (ABWR) design should it decide to move forward with the Victoria County project. The alternate technology selection will require a revision to the COL and will impact the NRC’s COL review timeline by an as yet undetermined period of time. Generation has informed the NRC of its plans to amend the COL by the end of the third quarter of 2009. Generation also amended the DOE loan guarantee application on March 19, 2009, to reflect the selection of the ABWR technology. In order to continue preserving and assessing this option, Exelon and Generation have approved expenditures on the project of up to $100 million, which includes fees and costs related to the COL, reservation payments and other costs for long-lead components of the project, and other site evaluation and development costs. Amounts spent on the project to date have been expensed. The development phase of the project is expected to extend into 2009, with approval of funding beyond the $100 million commitment subject to management review and board approval. Generation has not made a decision to build a new nuclear plant at this time. Among the various conditions that must be resolved before any formal decision to build is made by Generation are the successful granting of the COL by the NRC; significant progress to resolve questions around the short-term interim and long-term permanent storage, as well as potential future recycling, of spent nuclear fuel; broad public acceptance of a new nuclear plant; and assurances that a new plant can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, including the availability of sufficient financing, production and other potential tax credits, and other key economic factors. However, the decision to build the new nuclear plant depends, in large part, upon financial support under the DOE loan guarantee program. At this time, there is considerable uncertainty about the likelihood of DOE financial support for the project due to the limited appropriations available to DOE for this purpose and the number of projects competing for those limited resources.

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

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2008 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At March 31, 2009, the Registrants’ critical accounting policies and estimates did not change significantly from December 31, 2008.

New Accounting Pronouncements

See Note 2 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Exelon Corporation	Three Months Ended March 31,		Favorable (Unfavorable) Variance

	2009	2008
Operating revenues	$4,722	$4,517	$205
Operating expenses
Purchased power and fuel expense	1,459	1,610	151
Operating and maintenance expense	1,362	1,193	(169)
Operating and maintenance expense for regulatory required programs	11	—	(11)
Depreciation and amortization	436	398	(38)
Taxes other than income	200	193	(7)

Total operating expenses	3,468	3,394	(74)

Operating income	1,254	1,123	131

Other income and deductions
Interest expense	(163)	(180)	17
Interest expense to affiliates, net	(24)	(41)	17
Equity in losses of unconsolidated affiliates and investments	(8)	(5)	(3)
Other, net	(38)	(58)	20

Total other income and deductions	(233)	(284)	51

Income from continuing operations before income taxes	1,021	839	182
Income taxes	310	258	(52)

Income from continuing operations	711	581	130
Income from discontinued operations, net of income taxes	1	—	1

Net income	$712	$581	$131

Diluted earnings per share	$1.08	$0.88	$0.20

Net Income.    Exelon’s net income for the three months ended March 31, 2009 increased primarily due to higher energy gross margins at Generation largely due to increased nuclear output; favorable portfolio and market conditions; increased distribution revenue at ComEd resulting from the September 2008 distribution rate case order; increased gas distribution rates at PECO effective January 1, 2009, resulting from the 2008 gas distribution rate case; the impact of unfavorable weather conditions in the PECO service territory in 2008; mark-to-market gains on economic hedging activities; decreased expenses related to a lower number of planned nuclear refueling outages; benefits associated with an Illinois Supreme Court decision granting Illinois Investment Tax Credits to Exelon; decreased nuclear decommissioning trust fund losses; and decreased interest expense. These increases were partially offset by the impact of the finalization of ComEd’s transmission rate case based on FERC’s January 2008 order; reduced load at ComEd and PECO, exclusive of the effects of weather; increased nuclear fuel costs at Generation; the 2009 impairment of certain of Generation’s Texas plants; increased pension and non-pension postretirement benefit costs; and increased scheduled competitive transition charge (CTC) amortization expense at PECO.

Operating Revenues.    Operating revenues increased due to increased nuclear output as a result of fewer refueling outage days in 2009; favorable portfolio and market conditions; increased distribution revenue at ComEd resulting from the September 2008 distribution rate case order; increased gas distribution rates at PECO effective January 1, 2009 resulting from the 2008 gas distribution rate case; and the impact of unfavorable weather conditions in the PECO service territory in 2008. These increases were partially offset by the impact of the finalization of ComEd’s transmission rate case based on FERC’s January 2008 order and reduced load at

ComEd and PECO, exclusive of the effects of weather, primarily driven by economic conditions and the impact of the leap year day in 2008. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense.    Purchased power and fuel expense decreased due to favorable portfolio and market conditions and mark-to-market gains on economic hedging activities, partially offset by increased nuclear fuel costs at Generation and the impact of the 2008 gains related to the settlement of a uranium supply agreement. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to the 2009 impairment of certain of Generation’s Texas plants and increased pension and non-pension postretirement benefit costs resulting from lower than expected asset returns, partially offset by decreased expenses related to a lower number of planned nuclear refueling outages. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to increased scheduled CTC amortization expense at PECO and higher plant balances due to additional plant placed in service across Exelon.

Taxes Other Than Income.    Taxes other than income increased primarily due to an Illinois distribution tax refund received in 2008.

Interest Expense.    Interest expense decreased primarily due to lower interest rates on Generation’s spent nuclear fuel obligation, the impact of the January 2008 FERC order granting incentive treatment on a significant ComEd transmission project which reversed the previously recognized allowance for funds used during construction, and a lower principal balance on PECO’s outstanding debt due to PECO Energy Transition Trust (PETT).

During the three months ended March 31, 2009 and 2008, Exelon’s total interest incurred was $200 million and $226 million, respectively, including capitalized interest of $13 million and $5 million, respectively.

Other, Net.    The change in other income and deductions primarily reflects the impact of unrealized losses from nuclear decommissioning trust fund investments primarily related to Generation’s former AmerGen units.

Effective Income Tax Rate.    Exelon’s effective income tax rate from continuing operations for the three months ended March 31, 2009 was 30.4%, as compared to 30.8% for the three months ended March 31, 2008. The most significant items impacting Exelon’s effective tax rate primarily were a decrease of by 3.2% related to an Illinois Supreme Court decision granting Illinois Replacement Investment Tax Credits (ITC) to Exelon and treating electricity as tangible personal property and an increase of 1.9% related to state settlements in the first quarter of 2008 that did not recur in the first quarter of 2009.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended March 31, 2009 compared to the same period in 2008 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2009	2008
Generation	$528	$439	$89
ComEd	114	41	73
PECO	113	97	16
Other	(44)	4	(48)

Total	$711	$581	$130

Net Income (Loss) by Business Segment

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2009	2008
Generation	$528	$438	$90
ComEd	114	41	73
PECO	113	97	16
Other	(43)	5	(48)

Total	$712	$581	$131

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2009	2008
Operating revenues	$2,601	$2,482	$119
Operating expenses
Purchased power and fuel	685	835	150
Operating and maintenance	928	785	(143)
Depreciation and amortization	76	70	(6)
Taxes other than income	50	53	3

Total operating expenses	1,739	1,743	4

Operating income	862	739	123

Other income and deductions
Interest expense	(29)	(36)	7
Equity in losses of investments	(1)	—	(1)
Other, net	(82)	(64)	(18)

Total other income and deductions	(112)	(100)	(12)

Income from continuing operations before income taxes	750	639	111
Income taxes	222	200	(22)

Income from continuing operations	528	439	89
Loss from discontinued operations, net of income taxes	—	(1)	1

Net income	$528	$438	$90

Net Income.    Generation’s net income for the three months ended March 31, 2009 increased compared to the same period in 2008 primarily due to higher operating revenues, net of purchased power and fuel expense, and lower on-going operating and maintenance expenses, partially offset by the impairment of certain generating assets in 2009. Higher operating revenues, net of purchased power and fuel expense, were largely due to increased mark-to-market gains on economic hedging activities, increased nuclear output as a result of fewer refueling and non-refueling outage days in 2009, favorable portfolio and market conditions and lower costs associated with the 2007 Illinois electric rate settlement agreement, partially offset by increased nuclear fuel costs. Lower on-going operating and maintenance expenses primarily reflected decreased nuclear refueling outage costs associated with the lower number of refueling outage days in 2009, partially offset by increased pension and non-pension post retirement benefits expense and inflation related to labor, contracting and materials.

Operating Revenues.    For the three months ended March 31, 2009 and 2008, Generation’s sales were as follows:

Revenue	Three Months Ended March 31,		Variance	% Change
	2009	2008
Electric sales to affiliates	$944	$879	$65	7.4%
Wholesale and retail electric sales	1,536	1,450	86	5.9%

Total electric sales revenue	2,480	2,329	151	6.5%
Retail gas sales	141	189	(48)	(25.4)%
Trading portfolio	—	21	(21)	n.m.
Other revenue(a)	(20)	(57)	37	64.9%

Total operating revenue	$2,601	$2,482	$119	4.8%

(a)	Includes amounts incurred for the Illinois Settlement in 2008, and revenues relating to fossil fuel sales and decommissioning revenue from PECO during 2009 and 2008.
n.m. Not meaningful

Sales (in gigawatt hours (GWhs)	Three Months Ended March 31,		Variance	% Change
	2009	2008
Electric sales to affiliates	16,658	16,204	454	2.8%
Wholesale and retail electric sales	27,566	25,370	2,196	8.7%

Total electric sales	44,224	41,574	2,650	6.4%

Trading volumes of 2,331 GWhs and 1,862 GWhs for the three months ended March 31, 2009 and 2008, respectively, are not included in the table above.

Electric sales to affiliates.    The changes in Generation’s electric sales to affiliates for the three months ended March 31, 2009 consisted of the following:

Electric sales to affiliates	Price	Volume	Increase (Decrease)
ComEd	$32	$22	$54
PECO	6	5	11

Total	$38	$27	$65

The price variance in the ComEd territories is primarily related to $31 million of revenue recorded from settlements related to the ComEd swap during 2009, which started settling in June 2008. The volume increase in the ComEd territories is due primarily to deliveries to ComEd under the RFP, which started in September 2008, partially offset by the impact of unfavorable weather conditions. In the PECO territories, the increase in price reflects a favorable change in the mix of average pricing related to PECO’s PPA with Generation. The volume increase in the PECO territories was primarily due to the impact of unfavorable weather conditions in 2008.

Wholesale and retail electric sales.    The increase in Generation’s wholesale and retail electric sales for the three months ended March 31, 2009, compared to the same period in 2008, consisted of the following:

Increase (Decrease)
Price	$(41)
Volume	127

Increase in wholesale and retail electric sales	$86

The increase was primarily the result of higher volumes of generation sold to the market, due to increased nuclear generation as a result of a decrease in refueling and non-refueling outage days, partially mitigated by an overall decrease in market prices.

Retail gas sales.    Retail gas sales decreased $48 million for the three months ended March 31, 2009, as compared to the same period in 2008, of which $14 million was due to lower realized prices and $34 million was due to lower volumes as a result of a decrease in demand.

Trading Portfolio.    The three months ended March 31, 2008 includes revenue recorded from certain long options in the proprietary trading portfolio.

Other revenue.    The increase in other revenues for the three months ended March 31, 2009 compared to the same period in 2008, was primarily due to lower costs incurred in conjunction with the Illinois Settlement.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

Supply Source (in GWhs)	Three Months Ended March 31,		Variance	% Change
	2009	2008
Nuclear generation(a)	35,382	32,935	2,447	7.4%
Purchases — non-trading portfolio	6,077	5,827	250	4.3%
Fossil and hydroelectric generation	2,765	2,812	(47)	(1.7)%

Total supply	44,224	41,574	2,650	6.4%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2009 compared to the same period in 2008. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs and tolling agreement costs	$(115)	$23	$(92)
Generation costs	103	12	115
Retail fuel costs	(20)	(31)	(51)
Mark-to-market	n.m.	n.m.	(122)

Decrease in purchased power and fuel expense			$(150)

n.m. Not meaningful

Purchased Power Costs and Tolling Agreement Costs.    Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation realized overall lower prices for purchased power as a result of a decline in market prices. Generation’s increased purchased power volumes were primarily driven by market conditions that resulted in increased purchases from contracted units.

Generation Costs.    Generation costs include fuel costs for internally generated energy. Generation experienced overall higher generation costs for the three months ended March 31, 2009, as compared to the same period in 2008 primarily as a result of an increase in nuclear fuel costs and unfavorable hedging activity for fossil fuels. Additionally, in 2008 Generation recorded a gain of approximately $14 million related to a non-performance claim for a uranium supply agreement. The increase in volumes was primarily due to an increase in nuclear output.

Retail Fuel Costs.    Retail fuel costs include retail gas purchases. The changes in Generation’s retail fuel costs for the three months ended March 31, 2009 as compared to the same period in 2008 consisted of overall lower prices resulting in a decrease of $20 million. This was in addition to lower demand resulting in a volume decrease of $31 million.

Mark-to-market.    Generation is exposed to market risks associated with changes in commodity prices, and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on power hedging activities were $201 million for the three months ended March 31, 2009, including the impact of changes in ineffectiveness, compared to losses of $101 million for the same period in 2008. Mark-to-market losses on fuel hedging activities were $16 million for the three months ended March 31, 2009 compared to gains of $164 million for the same period in 2008. See Notes 6 and 8 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives under SFAS No. 157.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the three months ended March 31, 2009, as compared with the same period in 2008. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

($/MWh)	Three Months Ended March 31,		% Change
	2009	2008
Average electric revenue
Electric sales to affiliates(a)	$54.19	$54.22	(0.06)%
Wholesale and retail electric sales(a)	57.12	57.19	(0.12)%
Total — excluding the trading portfolio	56.08	56.02	0.11%
Average electric supply cost (b) — excluding the proprietary trading portfolio	16.82	17.25	(2.49)%
Average margin — excluding the proprietary trading portfolio	39.25	38.77	1.24%

(a)

For the three months ended March 31, 2009, $31 million of pre-tax revenue from settlements related to the ComEd swap and $58 million (898 GWhs) of pre-tax revenue from sales to ComEd under the RFP have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales.

(b)

Average electric supply cost includes purchased power and fuel costs associated with electric sales excluding the impact of mark-to-market hedging activities. Average electric supply cost does not include fuel costs associated with retail gas sales and other fuel sales for all periods presented.

The following table presents nuclear fleet operating data for the three months ended March 31, 2009, as compared with the same period in 2008, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2009	2008
Nuclear fleet capacity factor(a)	96.2%	89.0%
Nuclear fleet production cost per MWh(a)	$15.98	$18.37

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to fewer refueling and non-refueling outage days during the three months ended March 31, 2009 compared to the same period in 2008. For the three months ended March 31, 2009 and 2008, refueling outage days totaled 34 and 104, respectively, while non-refueling outage days totaled 13 and 26, respectively. A higher number of net MWh’s generated and lower operating and maintenance costs associated with the lower number of refueling outage days resulted in a lower production cost per MWh for the three months ended March 31, 2009 as compared to the same period in 2008.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended March 31, 2009 compared to the same period in 2008, consisted of the following:

Increase (Decrease)
Impairment of certain generating assets	$223
Pension and non-pension post-retirement benefits expense	19
Labor, other benefits, contracting and materials	17
Nuclear refueling outage costs, including the co-owned Salem Plant	(73)
Decommissioning-related activities	(49)
Other	6

Increase in operating and maintenance expense	$143

Excluding the impairment of certain generating assets, Generation’s on-going operating and maintenance expense was lower for the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of lower nuclear refueling outage costs.

•	The $223 million increase relates to the impairment of certain generating assets further described in Notes 4 and 6 of the Combined Notes to Consolidated Financial Statements.

•	The $19 million increase in pension and non-pension post-retirement benefits expense is primarily due to lower than expected asset returns.

•	The $17 million increase in labor, other benefits, contracting and materials primarily reflects inflation as compared to the same period in 2008.

•	The $73 million decrease in nuclear refueling outage costs was primarily associated with a lower number of planned refueling outage days during 2009 as compared to 2008.

•

The $49 million decrease in decommissioning-related activities related primarily to the contractual elimination of income taxes associated with the decommissioning trust funds of the former ComEd and PECO nuclear generating units (Regulated Units) in 2008.

Depreciation and Amortization.    The increase in depreciation and amortization expense for the three months ended March 31, 2009 compared to the same period in 2008, was primarily due to higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages), partially offset by the reassessment of the useful lives of several fossil facilities. The impact of the impairment of generating assets will not result in a material change to Generation’s results of operations as compared to amounts recognized in periods prior to the impairment.

Taxes Other Than Income.    The decrease in taxes other than income for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to decreased real estate and capital stock taxes.

Interest Expense.    The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 reflected lower interest on spent nuclear fuel obligations as a result of lower rates.

Other, Net.    The decrease in other, net primarily reflects the contractual elimination of income taxes associated with the decommissioning trust funds of the Regulated Units in 2009, partially offset by realized losses on the trust funds related to the former AmerGen units and the unregulated portions of the Peach Bottom nuclear plants (collectively, the Unregulated Units) due to the execution of a tax planning strategy in 2008.

The following table provides unrealized and realized losses on the decommissioning trust funds of the Unregulated Units recognized in other, net for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net unrealized losses on decommissioning trust funds — Unregulated Units	$(64)	$(70)
Net realized losses on sale of decommissioning trust funds — Unregulated Units	$(4)	$(20)

Effective Income Tax Rate.    Generation’s effective income tax rate from continuing operations for the three months ended March 31, 2009 was 29.6%, as compared to 31.3% for the three months ended March 31, 2008. Generation’s effective tax rate decreased as a result of a reduction in state income tax expense primarily driven by an Illinois Supreme Court decision granting ITC to Exelon and treating electricity as tangible personal property. This reduction was partially offset by a reduction in losses in the nuclear decommissioning trust funds that are taxed at a higher statutory rate than Generation’s remaining income from operations.

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2009	2008
Operating revenues	$1,553	$1,440	$113
Purchased power expense	882	841	(41)

Revenue net of purchased power expense	671	599	72

Other operating expenses
Operating and maintenance	253	249	(4)
Operating and maintenance for regulatory required programs	11	—	(11)
Depreciation and amortization	123	111	(12)
Taxes other than income	78	69	(9)

Total other operating expenses	465	429	(36)

Operating income	206	170	36

Other income and deductions
Interest expense, net	(83)	(105)	22
Equity in losses of unconsolidated affiliates	—	(2)	2
Other, net	32	4	28

Total other income and deductions	(51)	(103)	52

Income before income taxes	155	67	88
Income taxes	41	26	(15)

Net income	$114	$41	$73

Net income.    As more fully described below, ComEd’s net income for the three months ended March 31, 2009 compared to the same period in 2008 reflected higher revenue net of purchased power expense, primarily driven by increased distribution rates effective September 16, 2008; a favorable Illinois Supreme Court ruling on an income tax filing; and lower interest expense, partially offset by increased operating expenses primarily driven by increased pension and non-pension post retirement benefit costs; and income taxes associated with higher income before taxes.

Operating revenues and purchased power expense.    ComEd evaluates its operating performance using the measure of revenue net of purchased power expense. ComEd believes revenue net of purchased power expense is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. In general, ComEd only earns margin based on the delivery and transmission of electricity. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power expense for the three months ended March 31, 2009 compared to the same period in 2008 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Retail energy and customer choice	$41	$41	$—
2007 Distribution Rate Case	67	n/a	67
Energy efficiency and demand response programs	10	n/a	10
Transmission	(9)	n/a	(9)
Volume — delivery	(12)	n/a	(12)
Weather — delivery	(3)	n/a	(3)
Franchise taxes	4	n/a	4
Other	15	n/a	15

Total increase	$113	$41	$72

Retail energy and customer choice

Revenue.    All ComEd customers have the choice to purchase electricity from an alternative electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. Customer choice does not affect ComEd’s operating income because the cost of the procured power is passed along to customers without mark-up. Revenue increased primarily due to increased purchased power rates in 2009 compared to the same period in 2008.

For the three months ended March 31, 2009 and 2008, 50% of electricity delivered to ComEd’s retail customers was provided by alternative electric generation suppliers.

	Three Months Ended March 31,
	2009	2008
Retail customers purchasing electricity from an alternative generation electric supplier:
Number of customers at period end	44,200	45,400
Percentage of total retail customers	1%	1%
Volume (GWhs)	11,114	11,666
Percentage of total retail deliveries	50%	50%

Purchased Power.    Purchased power increased primarily due to higher contracted energy prices, partially offset by reduced load.

2007 Distribution Rate Case

Revenue.    The ICC issued an order in the 2007 Rate Case approving a $274 million increase in ComEd’s annual revenue requirement. The order became effective September 16, 2008 resulting in a $67 million increase in revenues for the first three months of 2009 compared to the same period in 2008. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information.

Energy efficiency and demand response programs

Revenue.    As a result of the 2007 Illinois Settlement, utilities are required to provide energy efficiency and demand response programs beginning June 1, 2008 and are allowed recovery from customers on a full and current basis through a reconcilable automatic adjustment clause. During the three months ended March 31,

2009, ComEd recognized $10 million of revenue associated with these programs. This amount was offset by an equal amount in operating and maintenance expense for regulatory required programs. See Note 3 of the Combined Notes to the Consolidated Financial Statements for more information.

Transmission

Revenue.    During the three months ended March 31, 2008, a FERC order approved the incentive treatment of ComEd’s largest transmission project effective May 1, 2007. The cumulative recognition of the effects of this order resulted in higher revenues in 2008 when compared to the same period in 2009. This was partially offset by the impact of the higher transmission rates effective June 1, 2008, resulting from the FERC-approved formula. See Note 3 of the Combined Notes to the Consolidated Financial Statements for more information.

Volume — delivery

Revenue.    Revenues were lower primarily resulting from a decrease in deliveries, excluding the effects of weather, due to decreased usage per customer and fewer customers. ComEd believes a negative trend will continue during 2009.

Weather — delivery

Revenue.    Revenues were lower due to unfavorable weather conditions in 2009 compared to the same period in 2008. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business in ComEd’s service territory. Heating degree days decreased by 3% in the first quarter of 2009 compared to the same period in 2008.

Franchise taxes

Revenue.    Revenues were higher in the first quarter of 2009 compared to the same period in 2008 due to increased franchise taxes. The majority of franchise taxes are based on a percentage of customers’ bills.

Other

Revenue.    Other revenues were higher in the first quarter of 2009 compared to the same period in 2008 due primarily to increased late payment charges and increased revenues related to assistance provided to other utilities through mutual assistance programs. Due to the current economic situation, more customers have been delinquent in making payments resulting in higher late payment charges. Mutual assistance programs revenues increased as ComEd provided work crews to other utilities that required assistance in restoring power due to significant storms.

Operating and maintenance expense

The changes in operating and maintenance expense for the three months ended March 31, 2009 compared to the same period in 2008, consisted of the following:

Increase (Decrease)
Pension and OPEB expense	$13
Wages and salaries	(4)
Storm-related costs	(2)
Allowance for uncollectible accounts expense	(1)
Other	(2)

Increase in operating and maintenance expense	$4

Operating and maintenance expense for regulatory required programs

Operating and maintenance expenses are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause. An equal and offsetting amount has been reflected in operating revenues during the period. During the three months ended March 31, 2009, these expenses consisted of $10 million related to energy efficiency and demand response programs, and $1 million related to purchased power administration costs. See Note 3 and Note 14 of the Combined Notes to the Consolidated Financial Statements for additional information.

Depreciation and amortization expense

Depreciation and amortization expense increased during the three months ended March 31, 2009 compared to the same period in 2008 due to higher plant balances and changes to useful lives of assets based on a depreciation rate study which became effective January 1, 2009. The change in depreciation rates is estimated to increase depreciation expense by approximately $15 million on an annual basis.

Taxes other than income

Taxes other than income increased for 2009 compared to 2008 primarily as a result of a $14 million refund of 2005 Illinois distribution tax received in 2008 and an increase in franchise taxes in 2009.

Interest expense, net

The changes in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 consisted of the following:

	(Decrease)
Interest expense related to uncertain tax positions	$(7	)(a)
AFUDC	(7	)(b)
Interest expense on debt to financing trusts	(6	)(c)
Other	(2)

Decrease in interest expense, net	$(22)

(a)	In 2008, ComEd recorded an increase in interest expense of $6 million related to a 2007 settlement with the IRS of a research and development claim.
(b)

In 2008, interest expense included a $7 million charge to reverse previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project.

(c)	ComEd Financing II and ComEd Transitional Funding Trust were dissolved in 2008.

Other, net

Other, net increased for the three months ended March 31, 2009 compared to 2008 due to $29 million of interest income recorded associated with the 2009 Illinois Supreme Court ruling concerning ComEd’s claim for refunds for Illinois investment tax credits. See Note 10 of the Combined Notes to Consolidated Financial Statements for additional information.

Effective income tax rate

ComEd’s effective income tax rate for the three months ended March 31, 2009 was 26.5%, as compared to 38.8% for the three months ended March 31, 2008. ComEd’s effective tax rate decreased as a result of a reduction in state income tax expense primarily driven by an Illinois Supreme Court decision granting ITC to Exelon. See Note 10 of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change
Retail Deliveries (in GWhs)	2009	2008
Full service(a)
Residential	7,063	7,288	(3.1)%
Small commercial & industrial	3,678	3,801	(3.2)%
Large commercial & industrial	372	311	19.6%
Public authorities & electric railroads	106	180	(41.1)%

Total full service	11,219	11,580	(3.1)%

Delivery only(b)
Residential(c)	—	—	n.m
Small commercial & industrial	4,471	4,575	(2.3)%
Large commercial & industrial	6,403	6,924	(7.5)%
Public authorities & electric railroads	240	167	43.7%

Total delivery only	11,114	11,666	(4.7)%

Total retail deliveries	22,333	23,246	(3.9)%

(a)	Reflects deliveries to customers purchasing electricity from ComEd.
(b)	Reflects customers electing to purchase electricity from an alternative electric generation supplier.
(c)	There are a minimal number of residential customers being served by alternative electric generation suppliers with total activity of less than 1 GWh and $1 million.

n.m. Not meaningful.

	Three Months Ended March 31,		% Change
Electric Revenue	2009	2008
Full service(a)
Residential	$846	$761	11.2%
Small commercial & industrial	376	362	3.9%
Large commercial & industrial	25	25	0.0%
Public authorities & electric railroads	11	16	(31.3)%

Total full service	1,258	1,164	8.1%

Delivery only(b)
Residential(c)	—	—	n.m
Small commercial & industrial	73	64	14.1%
Large commercial & industrial	75	66	13.6%
Public authorities & electric railroads	4	1	n.m

Total delivery only	152	131	16.0%

Total electric retail revenues	1,410	1,295	8.9%

Other revenue(d)	143	145	(1.4)%

Total electric and other revenue	$1,553	$1,440	7.8%

(a)	Reflects deliveries to customers purchasing electricity from ComEd, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Reflects revenue under tariff rates from customers electing to purchase electricity from an alternative electric generation supplier.
(c)	There are a minimal number of residential customers being served by alternative electric generation suppliers with total activity of less than 1 GWh and $1 million.

(d)	Other revenues primarily include transmission revenue from PJM. Other items include late payment charges and mutual assistance program revenues.

n.m. Not meaningful.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2009	2008
Operating revenues	$1,514	$1,476	$38
Purchased power and fuel	836	839	3

Revenue net of purchased power and fuel	678	637	41

Other operating expenses
Operating and maintenance	177	168	(9)
Depreciation and amortization	225	205	(20)
Taxes other than income	66	66	—

Total other operating expenses	468	439	(29)

Operating income	210	198	12

Other income and deductions
Interest expense, net	(50)	(59)	9
Equity in losses of unconsolidated affiliates	(7)	(3)	(4)
Other, net	5	4	1

Total other income and deductions	(52)	(58)	6

Income before income taxes	158	140	18
Income taxes	45	43	(2)

Net income	113	97	16
Preferred stock dividends	1	1	—

Net income on common stock	$112	$96	$16

Net Income.    PECO’s net income for the three months ended March 31, 2009 compared to the same period in 2008 increased due to higher operating revenues net of purchased power and fuel expense, which reflected increased gas distribution rates effective January 1, 2009 resulting from the 2008 gas distribution rate case and the impact of unfavorable weather conditions in 2008. The increase was partially offset by lower revenues as a result of reduced load, exclusive of the effects of weather, primarily reflecting decreased deliveries to large commercial and industrial electric customers. Other factors partially offsetting the increase were increased scheduled CTC amortization in accordance with PECO’s 1998 settlement of its restructuring case mandated by the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act) and higher operating and maintenance expenses, primarily driven by increased allowance for uncollectible accounts expense.

Operating Revenues, Purchased Power and Fuel Expense.    PECO evaluates its operating performance using the measures of revenue net of purchased power expense for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power expense and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended March 31, 2009 compared to the same period in 2008, consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$26	$12	$14	$39	$31	$8	$65	$43	$22
Gas distribution rate increase	—	—	—	29	—	29	29	—	29
Volume	(21)	(11)	(10)	(11)	(9)	(2)	(32)	(20)	(12)
Pricing	(8)	(5)	(3)	2	—	2	(6)	(5)	(1)
Rate decreases	—	—	—	(19)	(19)	—	(19)	(19)	—
Customer choice	2	2	—	—	—	—	2	2	—
Other	3	—	3	(4)	(4)	—	(1)	(4)	3

Total increase (decrease)	$2	$(2)	$4	$36	$(1)	$37	$38	$(3)	$41

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Revenues were higher due to the impact of unfavorable weather conditions in PECO’s service territory in 2008, where heating degree days were 9% lower during the three months ended March 31, 2008 compared to the three months ended March 31, 2009. Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business.

Purchased Power and Fuel Expense.    The increase in purchased power and fuel expense attributable to weather reflected the impact of unfavorable weather conditions in the PECO service territory in 2008.

Gas distribution rate increase

Revenues.    The increase in gas revenues reflected increased distribution rates effective January 1, 2009 resulting from the settlement of the 2008 gas distribution rate case.

Volume

Revenues.    The decrease in revenues as a result of lower delivery volume, exclusive of the effects of weather, reflected decreased usage per customer, primarily in the large commercial and industrial electric customer class and the small commercial and industrial gas customer class, as well as the impact of the leap year day in 2008.

Purchased Power and Fuel Expense.    The decrease in purchased power and fuel expense as a result of lower delivery volume, exclusive of the effects of weather, reflected decreased usage per customer, primarily in the large commercial and industrial electric customer class and the small commercial and industrial gas customer class, as well as the impact of the leap year day in 2008.

PECO experienced reduced load, exclusive of the effects of weather, during the three months ended March 31, 2009 compared to the same period in 2008 and believes this trend may continue throughout 2009 due to the economic downturn.

Pricing

Revenues.    The decrease in electric revenues as a result of pricing reflected lower energy market prices charged to certain large commercial and industrial customers (this decrease was completely offset by a related decrease in purchased power expense and had no impact on PECO’s operating income), as well as other factors that were not individually significant. The decrease was partially offset by an increase in electric revenues as distribution revenue during the three months ended March 31, 2009 was impacted by a smaller reduction in distribution rates made to refund the PURTA tax settlement to customers than distribution revenue during the three months ended March 31, 2008. This rate change had no impact on operating income because it was offset by the amortization of the regulatory liability related to the PURTA tax settlement reflected in taxes other than income.

Purchased Power Expense.    The decrease in purchased power expense as a result of pricing reflected the lower energy market prices, at which rate PECO procures electricity on behalf of certain large commercial and industrial customers.

Purchased gas rate decrease

Revenues.    The decrease in gas revenues was due to lower PAPUC-approved rates charged to customers for natural gas. The average purchased gas cost rate per million cubic feet in effect for the three months ended March 31, 2009 was 6% lower than the average rate for the same period in 2008.

Fuel Expense.    The decrease in fuel expense reflected lower realized natural gas prices.

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

	Three Months Ended March 31,
	2009	2008
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	23,400	28,500
Percentage of total retail customers	2%	2%

The increase in electric revenue and purchased power expense associated with customer choice reflected increased customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other

Revenues.    The increase in other electric revenues reflected increased late payment fees. The decrease in other gas revenues reflected decreased off-system gas sales activity.

Fuel Expense.    The decrease in other fuel expense reflected decreased off-system gas sales activity.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the three months ended March 31, 2009 compared to the same period in 2008, consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense	$7
Fringe benefits	1
Contracting	1

Increase in operating and maintenance expense	$9

Allowance for uncollectible accounts expense.    The increase in expense was primarily due to increases in customer account charge-offs associated with increases in customer terminations initiated in the fall of 2008. Management believes the current overall negative economic conditions are contributing to the increase in the allowance for uncollectible accounts expense and will continue to monitor the current overall negative economic conditions and the impact on customers’ ability to pay.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to an increase in CTC amortization of $18 million. PECO’s additional amortization of the CTC was in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    Taxes other than income remained constant for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the following offsetting factors; a decrease in gross receipts tax expense due to a rate reduction, offset by a decrease in the regulatory liability amortization related to the PURTA settlement that became fully amortized in January 2009. The impact of the amortization on operating income was offset by lower revenues due to a reduction in the distribution rates to refund the PURTA taxes to customers. See Note 14 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the PURTA settlement.

Interest Expense, Net.    The decrease in interest expense, net for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding during the quarter.

Other, Net.    Other, Net remained relatively level in the three months ended March 31, 2009 compared to the same period in 2008. See Note 14 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate.    PECO’s effective income tax rate for the three months ended March 31, 2009 was 28.5% as compared to 30.7% for the three months ended March 31, 2008. The decrease in the effective tax rate was primarily due to a decrease in state income tax expense due to higher deductible interest expense. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further details.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change
Retail deliveries to customers (in GWhs)	2009	2008
Full service(a)
Residential	3,529	3,407	3.6%
Small commercial & industrial	2,098	2,040	2.8%
Large commercial & industrial	3,790	3,933	(3.6)%
Public authorities & electric railroads	246	234	5.1%

Total full service	9,663	9,614	0.5%

Delivery only(b)
Residential	6	8	(25.0)%
Small commercial & industrial	98	124	(21.0)%
Large commercial & industrial	2	2	0.0%

Total delivery only	106	134	(20.9)%

Total retail deliveries	9,769	9,748	0.2%

(a)	Full service reflects deliveries to customers purchasing electricity directly from PECO.
(b)	Delivery only service reflects deliveries to customers electing to receive electric generation service from a competitive electric generation supplier.

	Three Months Ended March 31,		% Change
Electric revenue	2009	2008
Full service(a)
Residential	$466	$452	3.1%
Small commercial & industrial	245	240	2.1%
Large commercial & industrial	319	339	(5.9)%
Public authorities & electric railroads	24	22	9.1%

Total full service	1,054	1,053	0.1%

Delivery only(b)
Residential	—	1	(100.0)%
Small commercial & industrial	5	6	(16.7)%
Large commercial & industrial	—	—	0.0%

Total delivery only	5	7	(28.6)%

Total electric retail revenues	1,059	1,060	(0.1)%

Other revenue(c)	67	64	4.7%

Total electric and other revenue	$1,126	$1,124	0.2%

(a)

Full service revenue reflects revenue from customers purchasing electricity directly from PECO, which includes the cost of energy, the cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers electing to receive electric generation service from a competitive electric generation supplier, which includes a distribution charge and a CTC.
(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	Three Months Ended March 31,		% Change
	2009	2008
Retail sales	28,614	26,347	8.6%
Transportation	7,878	8,193	(3.8)%

Total gas deliveries	36,492	34,540	5.7%

	Three Months Ended March 31,		% Change
Gas revenue	2009	2008
Retail sales	$380	$343	10.8%
Transportation	6	5	20.0%
Resales and other	2	4	(50.0)%

Total gas revenue	$388	$352	10.2%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $952 million and $574 million, respectively. Exelon, Generation, and PECO utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. ComEd uses its credit facilities to provide for short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock. See PART I. ITEM 1A. Risk Factors of Exelon’s 2008 Form 10-K for risks related to the proposed acquisition of NRG. See Note 7 of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

Cash Flows from Operating Activities

General

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, gas distribution services to an established and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. See Notes 3 and 13 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

The funded status of the pension and other postretirement benefit obligations refers to the difference between plan assets and Exelon’s estimated obligations under the plans. The funded status may change over time due to several factors, including contribution levels, assumed discount rates and actual and assumed rates of return on plan assets. During 2008, the unfunded status of Exelon’s plans increased significantly, to $6.38 billion at December 31, 2008, primarily due to lower than expected asset returns. Challenging financial market conditions continued during the first quarter of 2009.

On December 23, 2008, President Bush signed the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), which allows the use of average assets, including expected returns (subject to certain limitations), for a 24-month period in the determination of funding requirements, among other provisions. Exelon has not yet determined whether it will elect this option, referred to as asset smoothing. Election of asset smoothing would provide Exelon the opportunity to defer certain contributions to later years or potentially mitigate future contributions through market recovery.

On March 31, 2009, the U.S. Treasury Department provided guidance on the selection of the corporate bond yield curve for determining plan liabilities and allows companies to choose from a range of months in selecting a rate, rather than requiring the use of the rate in the month of measurement (December for calendar year-end companies). The U.S. Treasury Department’s announcement specifically referenced 2009, but also indicated that technical guidance will be forthcoming to address future years. Application of this guidance, which is elective, would have the effect of reducing Exelon’s 2009 pension funding requirements, deferring certain contributions to later years. There are other legislative and regulatory funding relief proposals also being discussed. Exelon is monitoring the progress of these initiatives and evaluating their potential impact on funding requirements and strategies.

For financial reporting purposes, the unfunded status of the plans is updated annually, at December 31. Projecting the unfunded status of the plans at any interim period requires development of numerous assumptions, the most significant of which are the discount rate and the current year’s asset performance. Exelon’s pension and postretirement benefit plans experienced combined actual negative asset returns of approximately 6% and 26% for the three months ended March 31, 2009 and year ended December 31, 2008, respectively.

In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at March 31, 2009 to be $4,261 million and $2,088 million, respectively, representing an increase of $137 million and a decrease of $168 million, respectively, from December 31, 2008. These unfunded status estimates assume negative asset returns of approximately 6% for pension and postretirement assets, and an increase of approximately 40 basis points in the assumed discount rate since year-end. If the estimated unfunded status of the plans remains the same at December 31, 2009, the measurement date for the plans, expected contributions to the plans may increase or be accelerated to earlier periods than estimated as of December 31, 2008.

Management considers various factors when making funding decisions, including actuarially determined minimum contribution requirements under the Employee Retirement Income Security Act, as amended, and additional discretionary contributions required to avoid benefit restrictions for the pension plans. Regulatory requirements and the amount deductible for income tax purposes are among the factors considered in determining funding for the other postretirement benefit plans.

Management has estimated future pension contributions utilizing the newly issued guidance from the U.S. Treasury Department and assuming an estimated unfunded status for the pension plans of $4,261 million at March 31, 2009. The estimated pension contributions summarized below include required contributions and discretionary contributions necessary to avoid benefit restrictions:

	2010-2011	2012-2013	2014	Cumulative
Expected contributions	$1,086	$2,154	$934	$4,174

Tax Matters

During 2008, Generation benefited from a provision in the Energy Policy Act of 2005 which allowed companies an income tax deduction for a “special transfer” of funds from a non-tax qualified nuclear decommissioning trust fund to a qualified nuclear decommissioning trust fund. As a result of interpretative guidance published by the Internal Revenue Service with respect to this provision in the Energy Policy Act of 2005, Generation completed a special transfer in the first quarter of 2008, which resulted in net positive cash flow of approximately $280 million in total for 2008 and 2009 combined.

In addition, Exelon, through ComEd, has taken certain tax positions to defer the tax gain on the 1999 sale of its fossil generating assets. The IRS has disallowed the deferral of the gain on this sale. As more fully described in Note 10 of the Combined Notes to Consolidated Financial Statements, a fully successful IRS challenge to Exelon’s and ComEd’s positions would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable.

The American Recovery and Reinvestment Act of 2009 (ARRA of 2009) was enacted February 17, 2009 and includes an incentive that allows companies to claim an accelerated depreciation deduction for Federal income tax purposes equal to 50% of the cost basis of certain property placed in service during 2009. Exelon continues to evaluate the impact the ARRA of 2009 will have on Exelon’s cash flows in 2009, and currently estimates the impact to be a reduction of our 2009 Federal income tax liability of at least $200 million.

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes, and other taxes. For example, the Illinois Governor unveiled his Fiscal Year 2010 Operating Budget on March 18, 2009. The Governor’s budget proposal would increase the corporate income tax rate from 4.8% to 7.2%. Coupled with the existing additional 2.5% personal property replacement tax, the total corporate tax rate would increase from 7.3% to 9.7%. In addition to the rate increase, the budget proposal includes various other tax code changes. Legislation implementing the Governor’s proposals has not yet been introduced in the General Assembly. Exelon continues to monitor developments related to the Governor’s budget.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Variance
	2009	2008
Net income	$712	$581	$131
Add (subtract):
Non-cash operating activities(a)	949	795	154
Pension and non-pension postretirement benefit contributions	(37)	(25)	(12)
Changes in working capital and other noncurrent assets and liabilities(b)	(458)	(472)	14
Counterparty collateral (net)	784	(161)	945

Net cash flows provided by operations	$1,950	$718	$1,232

(a)

Represents depreciation, amortization and accretion, net mark-to-market gains on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related activities, stock compensation expense, impairment of long-lived assets, and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper and the current portion of long-term debt.

Cash flows provided by operations for the three months ended March 31, 2009 and 2008 by Registrant were as follows:

	Three Months Ended March 31,
	2009	2008
Exelon	$1,950	$718
Generation	1,652	586
ComEd	183	116
PECO	211	233

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2009 and 2008 were as follows:

Generation

•

During the three months ended March 31, 2009 and 2008, Generation had net collections of counterparty collateral of $784 million and net disbursements of counterparty collateral of $196 million, respectively. The increase in collections was primarily due to changes in market conditions that resulted in an increased mark-to-market asset position. When Generation is in a mark-to-market liability position and is required to post collateral with its counterparties, the collateral may be in various forms, such as cash, commercial paper or letters of credit.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the three months ended March 31, 2009 and March 31, 2008, Generation contributed cash of approximately $36 million and $106 million, respectively.

•

During the three months ended March 31, 2009 and March 31, 2008, Generation’s accounts receivable from ComEd for energy purchases related to its supplier forward contract, ICC-approved RFP contract and financial swap contract decreased by $46 million and $4 million, respectively.

•	During the three months ended March 31, 2009 and March 31, 2008, Generation’s accounts receivable from PECO under the PPA increased (decreased) by $37 million and $(7) million, respectively.

ComEd

•

During the three months ended March 31, 2009 and March 31, 2008, ComEd’s payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contract and financial swap contract decreased by $46 million and $4 million, respectively. During the three months ended March 31, 2009 and March 31, 2008, ComEd’s payables to other energy suppliers for energy purchases decreased by $43 million and $15 million, respectively.

PECO

•

During the three months ended March 31, 2009 and March 31, 2008, PECO’s prepaid utility taxes increased by $194 million and $132 million, respectively, primarily due to the Pennsylvania Gross Receipts Tax prepayment in March of each year.

•

During the three months ended March 31, 2009 and March 31, 2008, PECO’s payables to Generation under the PPA increased (decreased) by $37 million and $(7) million, respectively. During the three months ended March 31, 2009 and March 31, 2008, PECO’s payables to other energy suppliers for energy purchases decreased by $43 million and $1 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 by registrant were as follows:

	Three Months Ended March 31,
	2009	2008
Exelon	$(752)	$(1,105)
Generation	(528)	(585)
ComEd	(225)	(369)
PECO	(89)	(332)

Capital expenditures by registrant and business segment for the three months ended March 31, 2009 and projected amounts for the twelve months ended December 31, 2009 are as follows:

	Three Months Ended March 31, 2009	Projected 2009
Generation	$376	$1,957
ComEd	225	877
PECO	91	416
Other	20	71

Total Exelon capital expenditures	$712	$3,321

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

ComEd and PECO.    Approximately 59% and 52% of the projected 2009 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve the reliability of their transmission and distribution systems. The remaining amounts are for capital additions to support new business and customer growth. ComEd and PECO are each continuing to evaluate their total capital spending requirements. In 2009, ComEd reduced projected capital expenditures from its previous estimate of $1 billion based on current and projected declining load due to the overall negative economic conditions. ComEd anticipates that it will fund its capital expenditures by internally generated funds. PECO anticipates that it will fund its capital expenditures by internally generated funds and borrowings.

Other significant investing activities of the Registrants for the three months ended March 31, 2009 and 2008 were as follows:

Generation

Generation contributed $96 million to the Exelon intercompany money pool during the three months ended March 31, 2009. Generation had no contributions to the Exelon intercompany money pool during the three months ended March 31, 2008.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2009 and 2008 by Registrant were as follows:

	Three Months Ended March 31,
	2009	2008
Exelon	$(320)	$238
Generation	(324)	(80)
ComEd	38	224
PECO	(23)	95

Debt.    Debt activity for the three months ended March 31, 2009 and 2008 was as follows:

Company	Issuance of long-term debt during the three months ended March 31, 2009	Use of proceeds
PECO	$250 million of First and Refunding Mortgage Bonds, 5.00% due October 1, 2014	Used to refinance short-term debt and for other general corporate purposes.

Company	Issuance of long-term debt during the three months ended March 31, 2008	Use of proceeds
ComEd	$700 million of First Mortgage 5.80% Bonds, Series 108, due March 15, 2018

Used to repay a portion of borrowings under ComEd’s revolving credit facility, to provide for the retirement at scheduled maturity in May 2008 of $120 million of First Mortgage bonds, Series 83, and for general corporate purposes.

ComEd	$450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038	Used to retire $295 million of First Mortgage Bonds, Series 99, to call and refinance $155 million of trust preferred securities and for other general corporate purposes.

PECO	$150 million of First and Refunding Mortgage Bonds, 4.00% due December 1, 2012(a)	Used to retire First and Refunding Mortgage Bonds, variable rate due December 1, 2012(a).

PECO	$500 million of First and Refunding Mortgage Bonds, 5.35% due March 1, 2018	Used to repay commercial paper and other general corporate purposes.

Company	Retirement of long-term debt during the three months ended March 31, 2009
Generation	$46 million of Exempt Facilities Revenue Bonds with variable interest rates, due December 1, 2042

Generation	$1 million scheduled payments of 7.83% Kennett Square capital lease until September 20, 2020

ComEd	$16 million of 5.70% First Mortgage Bonds, Series 1994 B, due January 15, 2009

ComEd	$1 million of 4.625% sinking fund debentures, due January 1, 2009

PECO	$169 million of 7.65% PETT Transition Bonds, due September 1, 2009

Company	Retirement of long-term debt during the three months ended March 31, 2008
Exelon	$21 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

ComEd	$295 million of 3.70% First Mortgage Bonds, Series 99 due February 1, 2008

ComEd	$155 million of 8.50% Subordinated Debentures of ComEd Financing II, due January 15, 2027

ComEd	$91 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$1 million of 3.875% sinking fund debentures, due January 1, 2008

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(a)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(a)

PECO	$123 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$12 million of 7.625% PETT Transition Bonds, due March 1, 2009

(a)	First and Refunding Mortgage bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were refinanced.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.    Cash dividend payments and distributions during the three months ended March 31, 2009 and 2008 by registrant were as follows:

	Three Months Ended March 31,
	2009	2008
Exelon	$346	$330
Generation	279	689
ComEd	60	—
PECO	88	140

Intercompany Money Pool.    During the three months ended March 31, 2009 and 2008, Generation borrowed $0 and $119 from the Exelon intercompany money pool.

Short-Term Borrowings.    During the three months ended March 31, 2009, Exelon and PECO repaid $119 million and $95 million of commercial paper, respectively. During the three months ended March 31, 2009, ComEd incurred $115 million of outstanding borrowings under its credit agreement. During the three months ended March 31, 2008, Exelon, Generation and PECO issued (repaid) $385 million, $490 million and $(246) million of commercial paper, respectively. During the three months ended March 31, 2008, ComEd repaid $370 million of outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.    Retirement of long-term debt to financing affiliates during the three months ended March 31, 2009 and 2008 by registrant was as follows:

	Three Months Ended March 31,
	2009	2008
Exelon	$169	$381
ComEd	—	246
PECO	169	135

Contributions from Parent/Member.    Contributions from Parent/Member (Exelon) during the three months ended March 31, 2009 and 2008 by Registrant was as follows:

	Three Months Ended March 31,
	2009	2008
PECO(a)	$80	$71

(a)	$80 million and $71 million for the three months ended March 31, 2009 and 2008, respectively, reflect payments received to reduce the parent receivable.

Other.    Other significant financing activities for Exelon for the three months ended March 31, 2009 and 2008 were as follows:

•	Exelon received proceeds from employee stock plans of $9 million and $44 million during the three months ended March 31, 2009 and 2008, respectively.

•

Exelon’s other financing activities during the three months ended March 31, 2009 and 2008 include $2 million and $20 million, respectively, of excess tax benefits, which represent the tax deduction in excess of the tax benefit relate to compensation cost recognized for stock options exercised.

Credit Matters

Recent Market Conditions

The Registrants believe they have sufficient liquidity despite the current disruption of the capital and credit markets. The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities ($7.3 billion in aggregate total commitments and $6.9 billion available as of March 31, 2009, of which no financial institution, assuming announced consolidations, has more than 10% of the aggregate commitments for Exelon, Generation and PECO and 12% for ComEd). Select Registrants also have additional letter of credit facilities used solely to enhance tax-exempt variable rate debt. Certain of these letters of credit with a principal amount of $307 million and $191 million at Generation and ComEd, respectively, will expire in 2009 which the Registrants plan to extend or replace. Exelon, Generation and PECO had access to the commercial paper market during the first quarter and they were able to fund their short-term liquidity needs with commercial paper at favorable rates compared to 2008, when necessary. Credit spreads between the applicable London Interbank Offered Rate (LIBOR) and actual interest rates on commercial paper issued by Exelon, Generation and PECO have decreased during the three months ended March 31, 2009 compared to the fourth quarter of 2008, but still remain wider relative to the three months ended March 31, 2008. ComEd has been utilizing its credit facility to fund its short-term liquidity needs. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. As the national and world-wide financial crisis has continued to be challenging in recent months, the Registrants have continued to closely monitor events and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors of Exelon’s 2008 Form 10-K for further information regarding the effects of a longer-term disruption in the capital and credit markets or significant bank failures.

If Generation lost its investment grade credit rating as of March 31, 2009, it would have been required to provide incremental collateral of approximately $836 million, which is well within its current available credit facility capacities of approximately $4.7 billion. The $836 million includes $606 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $230 million of financial assurances that Generation would be required to provide Nuclear Electric Insurance Limited (NEIL) related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of March 31, 2009, it would have been required to provide incremental collateral of approximately $239 million, which is well within its current available credit facility capacities of approximately $636 million. On February 26, 2009, PECO, Generation, and PJM entered into an agreement, based on changes to the way PECO and Generation administer their PPA for default service that enabled PECO’s collateral requirement to PJM to be reduced from $90 million to $5 million. If PECO lost its investment grade credit rating as of March 31, 2009, it would have been required to provide collateral of $20 million in accordance with PJM’s credit policy and could have been required to provide collateral of approximately $75 million related to its natural gas procurement contracts, which is well within PECO’s current available credit facility capacity of $559 million.

Exelon Credit Facilities

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool, and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility. While short-term borrowing costs have not been significant to date, further disruptions in the credit markets may result in increased costs for commercial paper borrowings. Continued disruptions in the credit markets could limit the ability of the Registrants to issue commercial paper, which may increase their reliance on their respective revolving credit facilities for short-term liquidity purposes. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

The following table reflects the Registrants’ commercial paper programs and revolving credit agreements at March 31, 2009.

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at March 31, 2009	Average Interest Rate on Commercial Paper Borrowings for the three months ended March 31, 2009
Exelon Corporate	$957	$32	0.98%
Generation	4,834	—	—
ComEd(b)	952	—	—
PECO	574	—	0.67%

(a)	Equals aggregate bank commitments under revolving credit agreements.
(b)	During the three months ended March 31, 2009, ComEd was unable to access the commercial paper market given the market conditions.

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

Revolving Credit Agreements
Borrower	Aggregate Bank Commitment	Outstanding Borrowings/ Facility Draws	Outstanding Letters of Credit	Available Capacity under Revolving Credit Agreements as of March 31, 2009	Average Interest Rate on Borrowings for three months ended March 31, 2009
Exelon Corporate	$957	$—	$5	$952	—
Generation	4,834	—	126	4,708	—
ComEd	952	175	141	636	0.85%
PECO	574	—	15	559	—

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

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The interest coverage ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2009:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2009, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	12.57	31.10	4.61	6.11

An event of default under any of the Registrants’ credit facilities will not constitute an event of default under any of the other Registrants’ credit facilities, except that a bankruptcy or other event of default in the payment of principal, premium or indebtedness in principal amount in excess of $100 million in the aggregate by Generation under its credit facility will constitute an event of default under the Exelon credit facility.

Security Ratings

The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets may depend on the securities ratings of the entity that is accessing the capital markets.

Listed below are the Registrants’ securities ratings as of March 31, 2009.

	Securities	Moody’s Investor Service (Moody’s)	Standard and Poor’s Corporation (S&P)	Fitch
Exelon
	Senior unsecured debt	Baa1	BBB-	BBB+
	Commercial paper	P2	A2	F2
Generation
	Senior unsecured debt	A3	BBB	BBB+
	Commercial paper	P2	A2	F2
ComEd
	Senior unsecured debt	Baa3	BBB-	BBB-
	Senior secured debt	Baa2	BBB+	BBB
	Commercial paper	P3	A3	B
PECO
	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A-	A
	Commercial paper	P1	A2	F2
	Transition bonds(a)	Aaa	AAA	AAA

(a)	Issued by PETT, an unconsolidated affiliate of PECO.

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

The terms of the financial swap contract between Generation and ComEd provide that: (1) if ComEd is downgraded below investment grade by Moody’s or S&P, or (2) if Generation is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. However, under no circumstances would collateral postings exceed $200 million from either ComEd or Generation under the swap contract.

The terms of ComEd’s procurement contracts provide that collateral requirements of ComEd and the suppliers are affected by their individual security ratings. If ComEd is required to post collateral, ComEd’s collateral requirements would be higher if ComEd’s security ratings are downgraded below investment grade.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2009 are presented in the following table in addition to the net contribution or borrowing as of March 31, 2009:

	Maximum Contributed	Maximum Borrowed	March 31, 2009 Contributed (Borrowed)
Generation	$138	$—	$96
BSC	—	140	(96)
Exelon Corporate	47	N/A	—

Variable-Rate Debt

As of December 31, 2008, Generation reflected $46 million in unenhanced tax-exempt variable rate debt as long-term debt on its balance sheet. On February 23, 2009, Generation repurchased this $46 million due to a failed remarketing. Generation is currently evaluating the mode in which it will remarket this debt, including the variable rate mode with a letter of credit in order to increase the value and marketability of the debt, or remarket the debt and change the interest rate mode of the bonds into a put mode or fixed rate to maturity, which does not require a letter of credit.

Generation and ComEd have letter of credit facilities that will expire in 2009, which are used to credit enhance tax-exempt variable rate long-term debt ($307 million and $191 million, respectively), with maturities ranging from 2021 - 2034 at Generation and 2017 - 2021 at ComEd. In addition, Generation has letter of credit facilities that will expire in 2010, which are used to credit enhance tax-exempt variable rate long-term debt totaling $213 million, with maturities ranging from 2016 - 2034. Under the terms of these debt agreements, Generation and ComEd may be required to repurchase the debt before its stated maturity unless supported by sufficient letters of credit. If Generation or ComEd were required to repurchase the debt, each would reassess its options to obtain new letters of credit or reissue the bonds into a fixed-rate mode. ComEd also has the ability to issue letters of credit to credit enhance variable rate long-term tax-exempt debt under its existing credit facility, if necessary. Generation and ComEd have classified amounts outstanding under these debt agreements as long-term, based on management’s intent and ability to either renew or replace the letters of credit, or refinance the debt at reasonable terms on a long-term fixed-rate basis.

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s nuclear decommissioning trust fund investment policy. With regards to equity securities, Generation’s investment policy establishes limits on the concentration of equity holdings in any one company and also in any one industry. With regards to its fixed-income securities, Generation’s investment policy limits the concentrations of the types of bonds that may be purchased for the trust funds and also requires a minimum percentage of the portfolio to have investment grade ratings (minimum credit quality ratings of “Baa3” by Moody’s, “BBB-” by S&P and “BBB-” by Fitch Ratings) while requiring that the overall portfolio maintain a minimum credit quality rating of “A2”. See “Executive Overview” for further information regarding the trust funds and the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registrations

The Registrants filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of March 31, 2009, the Registrants had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of the Registrants to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Authorizations

As of March 31, 2009, ComEd had $389 million in long-term debt refinancing authority from the ICC, $399 million in new money long-term debt financing authority and $2.5 billion in short-term financing authority from FERC. As of March 31, 2009, PECO had $725 million in long-term debt financing authority from the PAPUC and $1.5 billion in short-term financing authority from FERC. On March 18, 2009, PECO filed an application for long-term financing authority with the PAPUC in the amount of $3 billion, which will be effective over a three year time period from the date of issuance. PECO anticipates receiving approval from the PAPUC on April 30, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of March 31, 2009 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2008 Annual Report on Form 10-K except for the following:

Exelon

•

Letters of credit decreased $80 million and guarantees decreased by $205 million primarily as a result of energy trading activities and the reorganization of AmerGen, which was merged into Generation effective January 8, 2009. Guarantees decreased by $276 million for 2009, increased by $106 million for 2010 through 2011, increased by $1 million for 2012 through 2013 and decreased by $36 million for 2014 and beyond.

•

Exelon’s other purchase obligations, which primarily represent commitments for services, materials and information increased $60 million for 2009, $43 million for 2010 through 2011 and $6 million for 2012 through 2013, and decreased $2 million for 2014 and beyond.

•

See “Cash Flows From Operating Activities — Pension and Other Postretirement Benefits” above for estimated future pension contributions utilizing the newly issued guidance from the U.S. Treasury Department and assuming an estimated unfunded status for the pension plans of $4,261 million at March 31, 2009. The estimated qualified pension contributions include required contributions and discretionary contributions necessary to avoid benefit restrictions.

Generation

•

Letters of credit and guarantees decreased by $1 million and $170 million, respectively, primarily as a result of energy trading activities and the reorganization of AmerGen, which was merged into Generation effective January 8, 2009. Guarantees decreased by $275 million for 2009 and increased by $105 million for 2010 and 2011 as a result of energy trading activities.

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $319 million during the three months ended March 31, 2009, reflecting increases of approximately $331 million, $251 million and $89 million related to 2010, 2011, and 2012 sales commitments, respectively, offset by the fulfillment of approximately $352 million of 2009 commitments during the three months ended March 31, 2009. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding Generation’s hedging program.

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $201 million during the three months ended March 31, 2009, reflecting increases of approximately $86 million, $79 million, $64 million, $61 million and $132 million for 2010, 2011, 2012, 2013 and 2014 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $221 million of 2009 commitments during the three months ended March 31, 2009.

•

Generation’s other purchase obligations, which primarily represent commitments for services, materials and information increased $20 million for 2009, $25 million for 2010 through 2011 and $4 million for 2012 through 2013, and decreased $2 million for 2014 and beyond.

ComEd

•

ComEd’s PJM regional transmission expansion plan (RTEP) baseline project commitments decreased by $15 million, $32 million and $5 million for 2009, 2010 and 2013, respectively and increased by $23 million for 2011 and 2012 driven by changes in estimated timing and amount of project spending.

•	ComEd’s other purchase obligations, which primarily represent commitments for services, materials and information increased $31 million for 2009 and $4 million for 2010 through 2011.

PECO

•

PECO issued $250 million First and Refunding Mortgage Bonds, 5.0% due October 1, 2014. The net proceeds from the sale of the bonds were used to refinance commercial paper and for other general corporate purposes.

•	PECO’s PJM RTEP baseline project commitments increased by $3 million in both 2011 and 2012 due to the addition of newly designated RTEP projects.

•

PECO’s total fuel purchase obligations increased by approximately $46 million during the three months ended March 31, 2009, reflecting an increase of $27 million and $19 million in 2009 and 2010, respectively, primarily related to the increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

•

PECO’s other purchase obligations, which primarily represent commitments for services, materials and information increased $10 million for 2009, $15 million for 2010 through 2011 and $2 million for 2012 through 2013.

•

PECO’s outstanding letters of credit decreased by $78 million primarily due to the reduction in the collateral requirement with PJM based on an agreement executed in February 2009 between PECO, Generation and PJM that changed the way that PECO and Generation administer their PPA for default service.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At March 31, 2009, ComEd had access to a revolving credit facility with aggregate bank commitments of $952 million.

See the “EXELON CORPORATION—Liquidity and Capital Resources” and Note 7 of the Combined Notes to the Financial Statements of this Form 10-Q for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. ComEd paid a dividend of $60 million on its common stock during the first quarter of 2009. To manage its cash flows and its capital structure, ComEd did not pay a dividend in 2008.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At March 31, 2009, PECO had access to a revolving credit facility with aggregate bank commitments of $574 million.

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

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels including oil, natural gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred substantially all of its electricity commodity price risk to Generation through a purchase power agreement (PPA) that expires at the end of 2010. As a mechanism to reduce commodity price risk relating to natural gas, PECO has implemented a natural gas procurement policy that is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. ComEd has transferred most of its near term commodity price risk to generating companies through the former Illinois auction process and the significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013. The Illinois Settlement Legislation provides for the pass-through of procurement costs by ComEd to its customers.

Generation

Generation’s energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exception to SFAS No. 133 which is discussed in Critical Accounting Policies and Estimates. Economic hedges that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in other comprehensive income (OCI), and gains and losses are recognized in results of operations when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current results of operations.

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges will occur during 2009 through 2011 and the ComEd financial swap contract during 2009 through 2013.

The economic hedge activity resulted in a net mark to market energy contract asset position, excluding the rights of offset for derivative instruments subject to master netting agreements and the application of collateral in accordance with FSP FIN 39-1, of $3,550 million at March 31, 2009, comprised of a net energy contract asset for cash flow hedges of $3,023 million and a net energy contract asset for other derivatives of $527 million. The net mark to market asset position for the portfolio at March 31, 2009 is a result of forward market prices decreasing relative to the contracted price of the derivative instruments, the majority of which are hedges of future power sales. Activity associated with the cash flow hedges are recognized through accumulated OCI until the period in which the associated physical sale of power occurs. At that time, the cash flow hedge’s mark-to-market position is reversed and reclassified as results of operations, which when combined with the impacts of the actual physical power sale, results in the ultimate recognition of net revenues at the contracted price.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedge’s commodity risk on a ratable basis over the three years leading to the spot market. As of February 28, 2009, the percentage of expected generation hedged was 91% - 94%, 81% - 84%, and 40% - 43% for 2009, 2010 and 2011, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s unhedged positions in its non-trading portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease in pre-tax net income of less than $ 40 million and $ 100 million, respectively, for 2009 and 2010. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The proprietary trading activities included volumes of 2,331GWhs and 1,862 GWhs for the three months ended March 31, 2009 and 2008, respectively. Trading portfolio activity for the three months ended March 31, 2009 resulted in net mark-to-market losses of $ 21 million and realized gains of $21 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $240,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2009 of $ 1,916 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Management Committee monitor the financial risks of the proprietary trading activities.

ComEd

ComEd’s energy contracts are accounted for under SFAS No. 133. Energy contracts may qualify for the normal purchases and normal sales exception to SFAS No. 133. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in OCI, and gains and losses are recognized in results of operations when the underlying transaction occurs or if regulatory accounting criteria are met. With the exception of ComEd’s energy derivative swap with Generation, changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current results of operations. Since the swap contract was deemed prudent by the Illinois Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates, the change in the fair value each period is recorded by ComEd as a regulatory asset or liability.

The contracts that ComEd has entered into as part of the initial ComEd auction and the RFP contracts are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding derivatives.

PECO

PECO has entered into derivative natural gas contracts to hedge its long-term price risk in the natural gas market. All of PECO’s natural gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception to SFAS No. 133. In addition, Generation and PECO have entered into a long-term full-requirements PPA under which PECO obtains all of its electric supply from Generation through 2010. The PPA is not considered a derivative under SFAS No. 133, in accordance with the terms of the agreement.

Trading and Non-Trading Marketing Activities.    The following detailed presentation of Exelon’s, Generation’s and ComEd’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s mark-to-market net asset or liability balance sheet position from January 1, 2009 to March 31, 2009. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchases and normal sales contracts.

	Generation	ComEd	Intercompany Eliminations(e)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2008(a)	$1,118	$(456)	$—	$662
Total change in fair value during 2009 of contracts recorded in result of operations	213	—	—	213
Reclassification to realized at settlement of contracts recorded in results of operations	(44)	—	—	(44)
Ineffective portion recognized in income	(5)	—	—	(5)
Reclassification to realized at settlement from accumulated OCI(b)	(240)	—	26	(214)
Effective portion of changes in fair value—recorded in OCI(c)	1,833	—	(752)	1,081
Changes in fair value—energy derivative with Generation(d)	—	(726)	726	—
Changes in collateral	(787)	—	—	(787)
Other balance sheet reclassifications	9	—	—	9

Total mark-to-market energy contract net assets (liabilities) at March 31, 2009(a)	$2,097	$(1,182)	$—	$915

(a)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.
(b)

For Generation, includes $26 million loss of reclassifications from accumulated OCI to net income for the three months ended March 31, 2009 related to the settlement of the five-year financial swap contract with ComEd.

(c)	For Generation, includes $752 million gain of changes in fair value of the five-year financial swap with ComEd for the three months ended March 31, 2009.
(d)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2009, ComEd recorded a $1,182 million regulatory asset related to its mark-to-market derivative liability. In addition, ComEd included additional purchased power expense of $26 million related to changes in fair value of the five-year swap contract with Generation for the three months ended March 31, 2009.

(e)	Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation.

The following tables detail the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2009 and December 31, 2008 in accordance with FSP FIN 39-1:

	March 31, 2009
	Generation(a)(b)	ComEd(a)	Intercompany Elimination(c)	Exelon
Current assets	$889	$—	$(271)	$618
Noncurrent assets	1,714	—	(911)	803

Total mark-to-market energy contract assets	2,603	—	(1,182)	1,421

Current liabilities	(433)	(271)	271	(433)
Noncurrent liabilities	(73)	(911)	911	(73)

Total mark-to-market energy contract liabilities	(506)	(1,182)	1,182	(506)

Total mark-to-market energy contract net assets (liabilities)	$2,097	$(1,182)	$—	$915

(a)

Includes current and noncurrent asset for Generation and current and noncurrent liability for ComEd of $271 million and $911 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract.

(b)

In accordance with FSP FIN 39-1, current and noncurrent assets are shown net of collateral of $405 million and $509 million, respectively, and current and noncurrent liabilities are shown net of collateral of $555 million and $71 million, respectively. The total cash collateral received net of cash collateral posted was $1,540 million at March 31, 2009.

(c)	Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation.

	December 31, 2008
	Generation(a)(b)	ComEd(a)	Intercompany Elimination(c)	Exelon
Current assets	$521	$—	$(111)	$410
Noncurrent assets	835	—	(345)	490

Total mark-to-market energy contract assets	1,356	—	(456)	900

Current liabilities	(214)	(111)	111	(214)
Noncurrent liabilities	(24)	(345)	345	(24)

Total mark-to-market energy contract liabilities	(238)	(456)	456	(238)

Total mark-to-market energy contract net assets (liabilities)	$1,118	$(456)	$—	$662

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

Fair Values

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the contracts, which are primarily option contracts, represents contracts for which external valuations are not available. These contracts are valued using the Black model, an industry standard option valuation model.

The fair values reflect the level of forward prices and volatility factors as of March 31, 2009 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation and ComEd hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from the swap between Generation and ComEd, energy marketing, trading activities and such variations could be material. Refer to Note 8 of the Combined Notes to Consolidated Financial Statements for further information regarding valuation.

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

Exelon

	Maturities Within							Total Fair Value
	2009	2010	2011		2012	2013	2014 and Beyond
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$615	$471		$176	$6	$3	$—	$1,271
Prices based on model or other valuation methods	(1)	1		10	13	—	—	23

Total	$614	$472		$186	$19	$3	$—	$1,294

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(3)	$(1)	$		$—	$—	$—	$(4)
Prices provided by external sources	(570)	40		133	(3)	—	—	(400)
Prices based on model or other valuation methods	42	(20)		(2)		3	2	25

Total	$(531)	$19		$131	$(3)	$3	$2	$(379)

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI. Excludes $1,182 million gain associated with the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.

Generation

	Maturities Within						Total Fair Value
	2009	2010	2011	2012	2013	2014 and Beyond
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$615	$471	$176	$6	$3	$—	$1,271
Prices based on model or other valuation methods	208	353	380	219	45	—	1,205

Total	$823	$824	$556	$225	$48	$—	$2,476

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(3)	$(1)	$—	$—	$—	$—	$(4)
Prices provided by external sources	(570)	40	133	(3)	—	—	(400)
Prices based on model or other valuation methods	42	(20)	(2)	—	3	2	25

Total	$(531)	$19	$131	$(3)	$3	$2	$(379)

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI. Includes $1,182 million gain associated with the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties in accordance with FSP FIN 39-1.

ComEd

	Maturities Within					Total Fair Value
	2009	2010	2011	2012	2013
Prices based on model or other valuation methods(a)	$(209)	$(352)	$(370)	$(206)	$(45)	$(1,182)

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation.

Cash-Flow Hedges

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2009. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2009 to March 31, 2009, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges).

	Income Statement Location	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2009		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2008		$855	(a)	$585
Effective portion of changes in fair value		1,101	(b)	650
Reclassifications from accumulated OCI to net income	Operating Revenue	(145	)(c)	(128)
Ineffective portion recognized in income	Purchased Power	3		3

Accumulated OCI derivative gain at March 31, 2009		$1,814	(a)	$1,110

(a)	Includes $712 million and $275 million gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of March 31, 2009 and December 31, 2008, respectively.
(b)	Includes $453 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended March 31, 2009.
(c)

Includes $16 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended March 31, 2009.

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2009. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs), Independent System Operators (ISOs) and New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include receivables of $113 million and $163 million, respectively, related to the supplier forward agreement with ComEd and the PPA with PECO.

Rating as of March 31, 2009	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater than 10% of Net Exposure	Net Exposure Of Counterparties Greater than 10% of Net Exposure
Investment grade	$2,076	$885	$1,191	—	$—
Non-investment grade	7	6	1	—	—
No external ratings
Internally rated — investment grade	29	5	24	—	—
Internally rated — non-investment grade	3	1	2	—	—

Total	$2,115	$897	$1,218	—	$—

	Maturity of Credit Risk Exposure
Rating as of March 31, 2009	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,695	$381	$—	$2,076
Non-investment grade	7	—	—	7
No external ratings
Internally rated — investment grade	18	11	—	29
Internally rated — non-investment grade	3	—	—	3

Total	$1,723	$392	$—	$2,115

Net Credit Exposure by Type of Counterparty	As of March 31, 2009
Financial institutions	$414
Investor-owned utilities, marketers and power producers	727
Coal	2
Other	75

Total	$1,218

ComEd

Credit risk for ComEd is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd is currently obligated to provide service to all electric customers within their franchised territories. ComEd records a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the recent rate increase on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Illinois Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. ComEd did not have any customers representing over 10% of its revenues as of March 31, 2009.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on the price of energy in the spot market compared to the contracted price with each supplier. If the price of energy in the spot market exceeds the contract price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of March 31, 2009, ComEd did not have any credit exposure to suppliers, as the price of energy in the spot market did not exceed the contract prices with suppliers.

PECO

Credit risk for PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. PECO is currently obligated to provide service to all retail electric customers within its franchised territories. PECO records a provision for uncollectible accounts, primarily based upon historical experience, to provide for the potential loss from nonpayment by these customers. In accordance with PAPUC regulations, after November 30 and before April 1, an electric distribution utility or natural gas distribution utility shall not terminate service to customers with household incomes at or below 250% of the Federal poverty level. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations. PECO did not have any customers representing over 10% of its revenues as of March 31, 2009.

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010. Generation supplies electricity to PECO from its portfolio of generation assets, PPAs and other market sources at prices that are currently below current market prices. The price for this electricity is essentially equal to the energy revenues earned from customers as specified by PECO’s 1998 restructuring settlement mandated by the Competition Act. As noted under Item 1A. Risk Factors, PECO could be negatively affected if Generation could not perform under the PPA.

As of December 31, 2008, PECO has no credit exposure under its natural gas supply contracts as the fixed-contract obligation costs are greater than projected market prices.

Collateral (Generation, ComEd and PECO)

Generation

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

As of March 31, 2009, Generation had $70 million of cash collateral deposit payments being held by counterparties and Generation was holding $1,612 million of cash collateral deposits received from counterparties. $1,540 million of net cash collateral deposits received net of deposits made was offset against mark-to-market assets and liabilities, in accordance with FSP FIN 39-1. See Note 18 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral once certain credit limits are exceeded. Under the terms of the 5-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is downgraded below investment grade by Moody’s or S&P, or (2) if Generation is downgraded below investment grade by Moody’s or S& P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. As of March 31, 2009, there was no cash collateral or letters of credit posted between any suppliers, including Generation, and ComEd associated with the supplier forward contracts.

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

Under ComEd’s RFP contracts, beginning in March 2008, collateral postings are required of both ComEd and the counterparty supplier, including Generation, should exposures between market prices and contracted prices exceed established thresholds outlined in the agreement. The terms of ComEd’s procurement contracts provide that collateral requirements of ComEd and the suppliers are affected by their individual security ratings. If ComEd is required to post collateral, ComEd’s collateral requirements would be higher if ComEd’s security ratings are downgraded below investment grade.

PECO

PECO does not obtain collateral from suppliers under its natural gas supply agreements. In October 2008, S&P downgraded PECO’s credit rating to BBB from BBB+. As a result, PECO was required to provide PJM $90 million in collateral in the form of a letter of credit. On February 26, 2009, PECO, Generation and PJM entered into an agreement, based on changes to the method by which PECO and Generation administer their PPA for default service, which enabled PECO’s collateral requirement to be reduced to $5 million. If PECO were to have its credit rating reduced below investment grade, it would be required to provide approximately $20 million in additional collateral to PJM. PECO’s natural gas procurement contracts contain provisions that require PECO to post collateral. This collateral may be posted in the form of cash or credit support with threshold’s contingent upon PECO’s credit rating from each of the major credit rating agencies (Moody’s and S&P). The collateral and credit support requirements vary by contract and by counterparty. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, PECO could have been required to provide collateral of approximately $75 million related to its natural gas procurement contracts, which is well within its current available credit facility capacity of $559 million. As of March 31, 2009, PECO was not required to post any additional collateral for any of these agreements.

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

Generation and PECO

Fuel Procurement.    Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 59% of Generation’s uranium concentrate requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

PECO procures natural gas from suppliers under both short-term and long-term contracts. PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply agreements is mitigated by its ability to recover its natural gas costs through the PAPUC purchased gas cost clause that allows PECO to adjust rates quarterly to reflect realized natural gas prices.

Exelon

Exelon’s consolidated balance sheets, as of March 31, 2009, included a $583 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $909 million. The future minimum lease payments by lessees are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At March 31, 2009, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than $1 million decrease in Exelon’s, Generation’s and ComEd’s pre-tax earnings for the three months ended March 31, 2009.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2009, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $335 million reduction in the fair value of the trust assets. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

In addition, Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. Actual asset return experience has a significant effect on the costs reported for Exelon’s pension and postretirement benefit plans. The overall actual asset returns across the Registrant’s pension and postretirement benefit plans through March 31, 2009 are approximately negative 6%, compared to an expected long-term return assumption of positive 8.50% and 8.10% for pension and other postretirement benefits, respectively. If the actual return on the pension and postretirement assets for 2009 was 0%, 2010 and 2011 benefit costs would increase as follows:

	Increase in 2010 Pension Cost	Increase in 2010 Postretirement Benefit Cost	Increase in 2011 Pension Cost	Increase in 2011 Postretirement Benefit Cost
2009 asset returns of 0%	$18	$18	$27	$17

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

Asset returns may also have a significant impact on the 2009 year end balance sheet. If the actual 2009 asset returns were 0% for pension and postretirement assets, Exelon’s OCI (shareholders’ equity) would be reduced by approximately $635 million upon remeasurement of plan assets and obligations at December 31.

Corresponding discount rate assumption sensitivities, which are discussed in Critical Accounting Policies and Estimates within Exelon’s 2008 Annual Report on Form 10-K, may have the effect of offsetting these increases in costs and OCI if actual discount rates have increased upon the remeasurement of the plan at December 31. Generation, ComEd and PECO account for their participation in Exelon’s pension and other postretirement benefit plans by applying multiemployer accounting pursuant to SFAS No. 87 and SFAS No 106. Exelon allocates the components of pension and other postretirement costs as well as contributions to the participating employers based on several factors, including the measures of active employee participation in each participating unit.

Item 4.	Controls and Procedures

During the first quarter of 2009, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2009, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.	Controls and Procedures

During the first quarter of 2009, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2009, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2008 Annual Report on Form 10-K and (b) Notes 3 and 13 of the Combined Notes to Consolidated Financial Statements in Part I, Item 1 of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

At March 31, 2009, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2008 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description
4-1	One Hundredth and Seventh Supplemental Indenture dated as of March 15, 2009 from PECO to U.S. Bank National Association, as trustee (File 000-16844, Form 8-K dated March 26, 2009, Exhibit 4.1)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed by the following officers for the following companies:

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

April 23, 2009

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

April 23, 2009

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

April 23, 2009

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

April 23, 2009