Form 10-Q
period 2010-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2010-04-23
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	✓
Exelon Generation Company, LLC			✓
Commonwealth Edison Company			✓
PECO Energy Company			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑.

The number of shares outstanding of each registrant’s common stock as of March 31, 2010 was:

Exelon Corporation Common Stock, without par value	660,578,698
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon's holding company
Exelon Transmission Company	Exelon Transmission Company, LLC
AmerGen	AmerGen Energy Company, LLC
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, and PECO, collectively

Other Terms and Abbreviations
Note “ ” of the 2009 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2009 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Block Contracts	Forward Purchase Energy Block Contracts
CAIR	Clear Air Interstate Rule
CAMR	Federal Clear Air Mercury Rule
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CTC	Competitive Transition Charge
DOE	U.S. Department of Energy
DSP Program	Default Service Provider Program
EE&C	Energy Efficiency and Conservation/Demand
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GWh	Gigawatt hour
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service

Other Terms and Abbreviations
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody's	Moody's Investor Service
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreement Units

Former AmerGen nuclear generating units and portions of the Peach Bottom nuclear generating units whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting

NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCCA	Pennsylvania Climate Change Act
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
Prescription Drug Act	Medicare Prescription Drug Improvement and Modernization Drug Act of 2003
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act
REC	Renewable Energy Credit
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
Regulatory Agreement Units	Former ComEd and former PECO nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
S&P	Standard & Poor's Ratings Services
SEC	United States Securities and Exchange Commission
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
VIE	Variable Interest Entity

FILING FORMAT

This combined Form 10-Q is being filed separately by the Registrants. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2009 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 18, as updated by Part I, Item 1. Financial Statements, Note 12 of this Report; and (b) other factors discussed herein and in other filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2010	2009
Operating revenues	$4,461	$4,722
Operating expenses
Purchased power	658	683
Fuel	601	776
Operating and maintenance	1,062	1,361
Operating and maintenance for regulatory required programs	27	11
Depreciation and amortization	514	436
Taxes other than income	197	200

Total operating expenses	3,059	3,467

Operating income	1,402	1,255

Other income and deductions
Interest expense	(177)	(163)
Interest expense to affiliates, net	(6)	(24)
Loss in equity method investments	—	(8)
Other, net	93	(37)

Total other income and deductions	(90)	(232)

Income before income taxes	1,312	1,023
Income taxes	563	311

Net income	749	712

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(3)	(3)
Actuarial loss reclassified to periodic cost	31	22
Transition obligation reclassified to periodic cost	1	1
Pension and non-pension postretirement benefit plans valuation adjustment	(18)	28
Change in unrealized gain on cash flow hedges	383	525
Change in unrealized loss on marketable securities	—	(2)

Other comprehensive income	394	571

Comprehensive income	$1,143	$1,283

Average shares of common stock outstanding:
Basic	661	659
Diluted	662	661

Earnings per average common share — basic:
Net income	$1.13	$1.08
Earnings per average common share — diluted:
Net income	$1.13	$1.08

Dividends per common share	$0.53	$0.53

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash flows from operating activities
Net income	$749	$712
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	718	622
Impairment of long-lived assets	—	223
Deferred income taxes and amortization of investment tax credits	(4)	(80)
Net fair value changes related to derivatives	(233)	(164)
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(36)	68
Other non-cash operating activities	72	280
Changes in assets and liabilities:
Accounts receivable	40	108
Inventories	67	132
Accounts payable, accrued expenses and other current liabilities	(303)	(542)
Option premiums (paid) received, net	66	(68)
Counterparty collateral received, net	477	784
Income taxes	517	161
Pension and non-pension postretirement benefit contributions	(98)	(37)
Other assets and liabilities	(171)	(249)

Net cash flows provided by operating activities	1,861	1,950

Cash flows from investing activities
Capital expenditures	(878)	(712)
Proceeds from nuclear decommissioning trust fund sales	5,968	3,050
Investment in nuclear decommissioning trust funds	(6,025)	(3,109)
Change in restricted cash	214	23
Other investing activities	12	(4)

Net cash flows used in investing activities	(709)	(752)

Cash flows from financing activities
Changes in short-term debt	101	(4)
Issuance of long-term debt	—	249
Retirement of long-term debt	(1)	(64)
Retirement of long-term debt of variable interest entity	(402)	—
Retirement of long-term debt to financing affiliates	—	(169)
Dividends paid on common stock	(347)	(346)
Proceeds from employee stock plans	11	9
Other financing activities	—	5

Net cash flows used in financing activities	(638)	(320)

Increase in cash and cash equivalents	514	878
Cash and cash equivalents at beginning of period	2,010	1,271

Cash and cash equivalents at end of period	$2,524	$2,149

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,524	$2,010
Restricted cash and investments	42	40
Restricted cash and cash equivalents of variable interest entity	197	—
Accounts receivable, net
Customer ($402 gross accounts receivable pledged as collateral as of March 31, 2010)	1,628	1,563
Other	439	486
Mark-to-market derivative assets	463	376
Inventories, net
Fossil fuel	130	198
Materials and supplies	562	559
Other	399	209

Total current assets	6,384	5,441

Property, plant and equipment, net	27,737	27,341
Deferred debits and other assets
Regulatory assets	4,668	4,872
Nuclear decommissioning trust funds	6,885	6,669
Investments	709	704
Investments in affiliates	15	20
Goodwill	2,625	2,625
Mark-to-market derivative assets	867	649
Other	851	859

Total deferred debits and other assets	16,620	16,398

Total assets	$50,741	$49,180

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$256	$155
Short-term notes payable — accounts receivable agreement	225	—
Long-term debt due within one year	827	639
Long-term debt of variable interest entity due within one year	404	—
Long-term debt to PECO Energy Transition Trust due within one year	—	415
Accounts payable	1,143	1,345
Accrued expenses	1,191	923
Deferred income taxes	220	152
Mark-to-market derivative liabilities	183	198
Other	441	411

Total current liabilities	4,890	4,238

Long-term debt	10,808	10,995
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,983	5,750
Asset retirement obligations	3,481	3,434
Pension obligations	3,536	3,625
Non-pension postretirement benefit obligations	2,220	2,180
Spent nuclear fuel obligation	1,017	1,017
Regulatory liabilities	3,572	3,492
Mark-to-market derivative liabilities	8	23
Other	1,298	1,309

Total deferred credits and other liabilities	21,115	20,830

Total liabilities	37,203	36,453

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 661 and 660 shares outstanding at March 31, 2010 and December 31, 2009, respectively).	8,940	8,923
Treasury stock, at cost (35 and 35 shares held at March 31, 2010 and December 31, 2009, respectively)	(2,328)	(2,328)
Retained earnings	8,534	8,134
Accumulated other comprehensive loss, net	(1,695)	(2,089)

Total shareholders’ equity	13,451	12,640

Total liabilities and shareholders’ equity	$50,741	$49,180

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2009	694,565	$8,923	$(2,328)	$8,134	$(2,089)	$12,640
Net income	—	—	—	749	—	749
Long-term incentive plan activity	778	17	—	—	—	17
Common stock dividends	—	—	—	(349)	—	(349)
Other comprehensive income, net of income taxes of $260	—	—	—	—	394	394

Balance, March 31, 2010	695,343	$8,940	$(2,328)	$8,534	$(1,695)	$13,451

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Operating revenues
Operating revenues	$1,594	$1,657
Operating revenues from affiliates	827	944

Total operating revenues	2,421	2,601

Operating expenses
Purchased power	208	175
Fuel	391	510
Operating and maintenance	664	849
Operating and maintenance from affiliates	76	79
Depreciation and amortization	109	76
Taxes other than income	57	50

Total operating expenses	1,505	1,739

Operating income	916	862

Other income and deductions
Interest expense	(35)	(29)
Loss in equity method investments	—	(1)
Other, net	79	(82)

Total other income and deductions	44	(112)

Income before income taxes	960	750
Income taxes	399	222

Net income	561	528

Other comprehensive income, net of income taxes
Change in unrealized gain on cash flow hedges	551	959

Other comprehensive income	551	959

Comprehensive income	$1,112	$1,487

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash flows from operating activities
Net income	$561	$528
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	313	262
Impairment of long-lived assets	—	223
Deferred income taxes and amortization of investment tax credits	67	(66)
Net fair value changes related to derivatives	(233)	(164)
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(36)	68
Other non-cash operating activities	16	113
Changes in assets and liabilities:
Accounts receivable	79	92
Receivables from and payables to affiliates, net	39	(24)
Inventories	15	28
Accounts payable, accrued expenses and other current liabilities	(74)	(223)
Option premiums (paid) received, net	66	(68)
Counterparty collateral received, net	478	784
Income taxes	358	149
Pension and non-pension postretirement benefit contributions	(53)	(16)
Other assets and liabilities	(31)	(34)

Net cash flows provided by operating activities	1,565	1,652

Cash flows from investing activities
Capital expenditures	(592)	(376)
Proceeds from nuclear decommissioning trust fund sales	5,968	3,050
Investment in nuclear decommissioning trust funds	(6,025)	(3,109)
Changes in Exelon intercompany money pool	—	(96)
Change in restricted cash	1	8
Other investing activities	(1)	(5)

Net cash flows used in investing activities	(649)	(528)

Cash flows from financing activities
Retirement of long-term debt	(1)	(47)
Distribution to member	(261)	(279)
Other financing activities	—	2

Net cash flows used in financing activities	(262)	(324)

Increase in cash and cash equivalents	654	800
Cash and cash equivalents at beginning of period	1,099	1,135

Cash and cash equivalents at end of period	$1,753	$1,935

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,753	$1,099
Restricted cash and cash equivalents	4	5
Accounts receivable, net
Customer	377	495
Other	151	112
Mark-to-market derivative assets	463	376
Mark-to-market derivative assets with affiliates	430	302
Receivables from affiliates	259	297
Inventories, net
Fossil fuel	88	102
Materials and supplies	471	470
Other	129	102

Total current assets	4,125	3,360

Property, plant and equipment, net	10,086	9,809
Deferred debits and other assets
Nuclear decommissioning trust funds	6,885	6,669
Investments	46	46
Mark-to-market derivative assets	855	639
Mark-to-market derivative assets with affiliates	811	671
Prepaid pension asset	1,043	1,027
Other	186	185

Total deferred debits and other assets	9,826	9,237

Total assets	$24,037	$22,406

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$214	$26
Accounts payable	741	826
Accrued expenses	1,000	670
Payables to affiliates	45	80
Deferred income taxes	534	399
Mark-to-market derivative liabilities	182	198
Other	58	63

Total current liabilities	2,774	2,262

Long-term debt	2,778	2,967
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,001	2,707
Asset retirement obligations	3,361	3,316
Non-pension postretirement benefit obligations	689	659
Spent nuclear fuel obligation	1,017	1,017
Payables to affiliates	2,315	2,228
Mark-to-market derivative liabilities	4	21
Other	453	437

Total deferred credits and other liabilities	10,840	10,385

Total liabilities	16,392	15,614

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,466	3,464
Undistributed earnings	2,469	2,169
Accumulated other comprehensive income, net	1,708	1,157

Total member’s equity	7,643	6,790
Noncontrolling interest	2	2

Total equity	7,645	6,792

Total liabilities and equity	$24,037	$22,406

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity			Noncontrolling Interest	Total Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$3,464	$2,169	$1,157	$2	$6,792
Net income	—	561	—	—	561
Allocation of tax benefit from member	2	—	—	—	2
Distribution to member	—	(261)	—	—	(261)
Other comprehensive income, net of income taxes of $353	—	—	551	—	551

Balance, March 31, 2010	$3,466	$2,469	$1,708	$2	$7,645

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Operating revenues
Operating revenues	$1,414	$1,552
Operating revenues from affiliates	1	1

Total operating revenues	1,415	1,553

Operating expenses
Purchased power	384	443
Purchased power from affiliate	369	439
Operating and maintenance	120	210
Operating and maintenance from affiliate	39	43
Operating and maintenance for regulatory required programs	19	11
Depreciation and amortization	130	123
Taxes other than income	63	78

Total operating expenses	1,124	1,347

Operating income	291	206

Other income and deductions
Interest expense	(81)	(80)
Interest expense to affiliates, net	(3)	(3)
Other, net	3	32

Total other income and deductions	(81)	(51)

Income before income taxes	210	155
Income taxes	94	41

Net income	116	114

Other comprehensive loss, net of income taxes
Change in unrealized loss on marketable securities	—	(2)

Other comprehensive loss	—	(2)

Comprehensive income	$116	$112

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash flows from operating activities
Net income	$116	$114
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	130	123
Deferred income taxes and amortization of investment tax credits	7	57
Other non-cash operating activities	(2)	72
Changes in assets and liabilities:
Accounts receivable	(5)	11
Receivables from and payables to affiliates, net	(11)	(35)
Inventories	(1)	(6)
Accounts payable, accrued expenses and other current liabilities	(166)	(163)
Income taxes	85	(11)
Pension and non-pension postretirement benefit contributions	(14)	(2)
Other assets and liabilities	18	23

Net cash flows provided by operating activities	157	183

Cash flows from investing activities
Capital expenditures	(244)	(225)
Change in restricted cash	—	(1)
Other investing activities	10	1

Net cash flows used in investing activities	(234)	(225)

Cash flows from financing activities
Changes in short-term debt	101	115
Retirement of long-term debt	—	(17)
Dividends paid on common stock	(75)	(60)

Net cash flows provided by financing activities	26	38

Decrease in cash and cash equivalents	(51)	(4)
Cash and cash equivalents at beginning of period	91	47

Cash and cash equivalents at end of period	$40	$43

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$40	$91
Restricted cash and cash equivalents	2	2
Accounts receivable, net
Customer	637	676
Other	250	318
Inventories, net	72	71
Regulatory assets	477	358
Deferred income taxes	49	39
Other	14	24

Total current assets	1,541	1,579

Property, plant and equipment, net	12,211	12,125
Deferred debits and other assets
Regulatory assets	1,305	1,096
Investments	25	28
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	1,993	1,920
Prepaid pension asset	890	907
Other	417	411

Total deferred debits and other assets	7,261	6,993

Total assets	$21,013	$20,697

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$256	$155
Long-term debt due within one year	213	213
Accounts payable	191	274
Accrued expenses	180	282
Payables to affiliates	140	177
Customer deposits	133	131
Mark-to-market derivative liability with affiliate	429	302
Other	72	63

Total current liabilities	1,614	1,597

Long-term debt	4,499	4,498
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,665	2,648
Asset retirement obligations	95	95
Non-pension postretirement benefits obligations	263	241
Regulatory liabilities	3,229	3,145
Mark-to-market derivative liability with affiliate	806	669
Other	713	716

Total deferred credits and other liabilities	7,771	7,514

Total liabilities	14,090	13,815

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,990	4,990
Retained earnings	345	304

Total shareholders’ equity	6,923	6,882

Total liabilities and shareholders’ equity	$21,013	$20,697

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2009	$1,588	$4,990	$(1,639)	$1,943	$6,882
Net income	—	—	116	—	116
Appropriation of retained earnings for future dividends	—	—	(116)	116	—
Common stock dividends	—	—	—	(75)	(75)

Balance, March 31, 2010	$1,588	$4,990	$(1,639)	$1,984	$6,923

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Operating revenues
Operating revenues	$1,454	$1,511
Operating revenues from affiliates	1	3

Total operating revenues	1,455	1,514

Operating expenses
Purchased power	66	66
Purchased power from affiliate	458	504
Fuel	211	266
Operating and maintenance	158	153
Operating and maintenance from affiliates	23	24
Operating and maintenance for regulatory required programs	8	—
Depreciation and amortization	265	225
Taxes other than income	72	66

Total operating expenses	1,261	1,304

Operating income	194	210

Other income and deductions
Interest expense	(42)	(29)
Interest expense to affiliates, net	(3)	(21)
Loss in equity method investments	—	(7)
Other, net	4	5

Total other income and deductions	(41)	(52)

Income before income taxes	153	158
Income taxes	52	45

Net income	101	113
Preferred security dividends	1	1

Net income on common stock	$100	$112

Comprehensive income, net of income taxes
Net income	$101	$113
Other comprehensive loss, net of income taxes
Amortization of realized loss on settled cash flow swaps	—	(1)

Other comprehensive loss	—	(1)

Comprehensive income	$101	$112

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash flows from operating activities
Net income	$101	$113
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	265	225
Deferred income taxes and amortization of investment tax credits	(105)	(76)
Other non-cash operating activities	33	57
Changes in assets and liabilities:
Accounts receivable	(42)	4
Receivables from and payables to affiliates, net	(21)	40
Inventories	54	110
Accounts payable, accrued expenses and other current liabilities	(7)	(129)
Income taxes	109	65
Pension and non-pension postretirement benefit contributions	(15)	(10)
Other assets and liabilities	(153)	(188)

Net cash flows provided by operating activities	219	211

Cash flows from investing activities
Capital expenditures	(113)	(91)
Change in restricted cash	216	2
Other investing activities	2	—

Net cash flows provided by (used in) investing activities	105	(89)

Cash flows from financing activities
Changes in short-term debt	—	(95)
Issuance of long-term debt	—	249
Retirement of long-term debt of variable interest entity	(402)	—
Retirement of long-term debt to PECO Energy Transition Trust	—	(169)
Dividends paid on common stock	(64)	(87)
Dividends paid on preferred securities	(1)	(1)
Repayment of receivable from parent	45	80

Net cash flows used in financing activities	(422)	(23)

Increase (decrease) in cash and cash equivalents	(98)	99
Cash and cash equivalents at beginning of period	303	39

Cash and cash equivalents at end of period	$205	$138

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$205	$303
Restricted cash and cash equivalents	1	1
Restricted cash and cash equivalents of variable interest entity	197	—
Accounts receivable, net
Customer ($402 gross accounts receivable pledged as collateral as of March 31, 2010)	614	392
Other	68	120
Inventories, net
Fossil fuel	41	96
Materials and supplies	19	18
Deferred income taxes	66	65
Prepaid utility taxes	176	—
Other	14	11

Total current assets	1,401	1,006

Property, plant and equipment, net	5,354	5,297
Deferred debits and other assets
Regulatory assets	1,622	1,834
Investments	19	18
Investments in affiliates	9	13
Receivable from affiliates	325	311
Prepaid pension asset	237	225
Other	314	315

Total deferred debits and other assets	2,526	2,716

Total assets	$9,281	$9,019

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$225	$—
Long-term debt of variable interest entity due within one year	404	—
Long-term debt to PECO Energy Transition Trust due within one year	—	415
Accounts payable	141	164
Accrued expenses	130	74
Payables to affiliates	168	189
Customer deposits	66	65
Mark-to-market derivative liabilities	1	—
Mark-to-market derivative liabilities with affiliate	1	—
Other	52	32

Total current liabilities	1,188	939

Long-term debt	2,221	2,221
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,140	2,241
Asset retirement obligations	24	24
Non-pension postretirement benefits obligations	304	296
Regulatory liabilities	343	317
Mark-to-market derivative liabilities	4	2
Mark-to-market derivative liabilities with affiliate	5	2
Other	135	141

Total deferred credits and other liabilities	2,955	3,023

Total liabilities	6,548	6,367

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,318	2,318
Receivable from parent	(135)	(180)
Retained earnings	462	426
Accumulated other comprehensive income, net	1	1

Total shareholders’ equity	2,646	2,565

Total liabilities and shareholders’ equity	$9,281	$9,019

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2009	$2,318	$(180)	$426	$1	$2,565
Net income	—	—	101	—	101
Common stock dividends	—	—	(64)	—	(64)
Preferred security dividends	—	—	(1)	—	(1)
Repayment of receivable from parent	—	45	—	—	45

Balance, March 31, 2010	$2,318	$(135)	$462	$1	$2,646

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

1.    Basis of Presentation (Exelon, Generation, ComEd and PECO)

Exelon is a utility services holding company engaged, through its principal subsidiaries, in the generation and energy delivery businesses. The generation business consists of the electric generating facilities, the wholesale energy marketing operations and competitive retail supply operations of Generation. The energy delivery businesses include the purchase and regulated retail sale of electricity and the provision of distribution and transmission services by ComEd in northern Illinois, including the City of Chicago, and by PECO in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

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

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, LLC, of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon and eliminated in Exelon’s consolidated financial statements, ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred securities. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at March 31, 2010, as equity, and PECO’s preferred securities as preferred securities of subsidiary in its consolidated financial statements.

Exelon’s consolidated financial statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a model that identifies Exelon or one of its subsidiaries as the primary beneficiary of a VIE. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost method of accounting.

Each of Generation’s, ComEd’s and PECO’s consolidated financial statements includes the accounts of their subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of March 31, 2010 and 2009 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts in Exelon’s and Generation’s Consolidated Statements of Cash Flows and in ComEd’s and PECO’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect Exelon’s or Generation’s cash flows from operating activities. The December 31, 2009 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2009 Annual Report on Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Variable Interest Entities (Exelon, Generation, ComEd and PECO)

Under the applicable authoritative guidance, VIEs are legal entities that possess any of the following characteristics: an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity holders do not receive expected losses or returns. Entities are required to consolidate a VIE if they are its primary beneficiary.

Generation

Generation’s wholesale operations include the physical delivery and marketing of power obtained through its generating capacity, and long-, intermediate- and short-term contracts. Generation also has contracts to purchase fuel supplies for nuclear and fossil generation. These contracts and Generation’s membership in Nuclear Electric Insurance Limited are discussed in further detail in Note 18 of the 2009 Form 10-K. Generation has evaluated these contracts and determined that either, it has no variable interest in an entity or, where Generation does have a variable interest in an entity, it is not the primary beneficiary and, therefore, consolidation is not required.

Several of Generation’s long-term PPAs have been determined to be operating leases that have no residual value guarantees, bargain purchase options or other provisions that would cause these operating leases to be variable interests, and therefore not subject to this guidance. For contracts where Generation has a variable interest, Generation has considered which interest holder has the power to direct the activities that most significantly impact the economic performance of the VIE and thus is considered the primary beneficiary and is required to consolidate the entity. The primary beneficiary must also have exposure to significant losses or the right to receive significant benefits from the VIE. In general, the most significant activity of the VIEs is the operation and maintenance of the facilities, which provides the operator with the power to direct the VIEs’ activities. Facilities represent power plants, sources of uranium and fossil fuels, or plants used in the uranium conversion, enrichment and fabrication process. Generation does not have control over the operation and maintenance of the facilities considered VIEs and it does not bear operational risk of the facilities. Furthermore, Generation has no debt or equity investments in the entities, under the contracts Generation receives less than the majority of the output of the remaining expected useful life of the facilities, and Generation does not provide any other financial support through liquidity arrangements, guarantees or other commitments other than purchase commitments described in Note 12 — Commitments and Contingencies. Upon consideration of these factors, Generation does not consider itself to be the primary beneficiary of these VIEs and, accordingly, has determined that consolidation is not required.

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

ComEd

ComEd’s retail operations include the physical purchase of electricity and RECs through procurement contracts of varying durations. These contracts are discussed in further detail in Notes 2 and 18 of the 2009 Form

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

10-K. ComEd has evaluated these contracts and determined that either it has no variable interest in the VIE or where ComEd does have a variable interest in the VIE, it is not the primary beneficiary and therefore consolidation is not required.

PECO

PECO’s retail operations include the physical purchase of electricity, AECs and natural gas from electric generation and natural gas suppliers through PPAs, AEC purchase agreements and natural gas procurement contracts of varying durations. These contracts are discussed in further detail in Note 18 of the 2009 Form 10-K. PECO has evaluated these contracts and determined that either it has no variable interest in the VIE or where PECO does have a variable interest in the VIE as described below, it is not the primary beneficiary and, therefore, consolidation is not required.

For contracts where PECO has a variable interest, PECO has considered which interest holder has the power to direct the activities that most significantly impact the economic performance of the VIE. In general, the most significant activity of the VIEs is the operation and maintenance of their production or procurement processes related to electricity, AECs or natural gas. PECO does not have control over the operation and maintenance of the entities considered VIEs and it does not bear operational risk related to their activities. Furthermore, PECO has no debt or equity investments in the VIEs and does not provide any other financial support through liquidity arrangements, guarantees or other commitments other than purchase commitments described in Note 12 — Commitments and Contingencies. Accordingly, PECO does not consider itself to be the primary beneficiary of these VIEs.

As of the balance sheet date, the carrying amounts of assets and liabilities in PECO’s Consolidated Balance Sheet that relate to its involvement with these VIEs are predominately related to working capital accounts and generally represent the amounts owed by PECO for the purchases associated with the current billing cycle under the contracts.

PETT, a financing trust, was created by PECO to purchase and own Intangible Transition Property (ITP) and to issue transition bonds to securitize $5 billion of PECO’s stranded cost recovery authorized by the PAPUC pursuant to the Competition Act. PECO made an initial capital contribution of $25 million to PETT in 1998. ITP represents the irrevocable right of PECO to collect intangible transition charges (ITC). ITC consists of the portion of CTCs that were sold by PECO to PETT and securitized through the issuance of the various series of PETT’s transition bonds from 1999 through 2001 as authorized by the PAPUC and provides PETT with an asset sufficient to recover the aggregate principal amount of the transition bonds issued, plus an amount sufficient to provide for the credit enhancement, interest payments, servicing fees and other expenses relating to the transition bonds. PECO does not provide ongoing financial support to PETT or guarantee PETT’s performance, and the transition bondholders do not have recourse to PECO. PECO has continuing involvement in PETT in its role as the servicer of the ITC collections, for which PECO receives a fee. During the three months ended March 31, 2010, PECO recognized a net pre-tax loss of $6 million related to PETT’s results of operations.

PETT was consolidated in PECO’s financial statements on January 1, 2010 pursuant to authoritative guidance relating to the consolidation of VIEs that became effective at that date. Under previously issued authoritative guidance, PETT was deconsolidated based on the prescribed quantitative approach, based on expected losses, of identifying the primary beneficiary. PECO has concluded that it is the primary beneficiary of PETT due to PECO’s involvement in the design of PETT and through its role as servicer of the ITC collections. Additionally, PECO has the right to dissolve PETT and receive any of its remaining assets following retirement of the transition bonds and payment of PETT’s other expenses. The consolidation of PETT did not have a significant impact on PECO’s results of operations or statement of cash flows. PETT’s assets are restricted for

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the sole purpose of satisfying PETT’s obligation to its transition bondholders and payment of various administrative fees as outlined in the transition bond transaction documents. As of March 31, 2010, PETT’s restricted cash balance on PECO’s Consolidated Balance Sheet was $197 million. As of March 31, 2010, PETT’s long-term debt to transition bondholders on PECO’s Consolidated Balance Sheet was $404 million, all of which is classified as long-term debt due within one year. Upon retirement of the outstanding transition bonds in September 2010 and dissolution of PETT, the remaining restricted cash balance will be remitted to PECO. During the three months ended March 31, 2010, PECO recognized interest expense on PETT’s transition bonds of $5 million, which is reflected in PECO’s Consolidated Statement of Operations. See Note 5 — Debt and Credit Agreements for further information regarding PETT’s debt to bondholders.

ComEd and PECO

The financing trust of ComEd, ComEd Financing III, and the financing trusts of PECO, PECO Trust III and PECO Trust IV, are not consolidated in Exelon’s, ComEd’s or PECO’s financial statements. These financing trusts were created to issue mandatorily redeemable trust preferred securities. ComEd and PECO have concluded that they do not have a variable interest in ComEd Financing III, PECO Trust III or PECO Trust IV as each Registrant financed its equity interest in the financing trusts through the issuance of subordinated debt. ComEd and PECO, as the sponsors of the financing trusts, are obligated to pay the operating expenses of the trusts.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

The Registrants adopted the following recently issued accounting standards:

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance amending the accounting for transfers of financial assets. This guidance was effective and applied prospectively for the Registrants beginning January 1, 2010. The impact of the adoption for Exelon and PECO and relevant disclosure is included in Note 5 — Debt and Credit Agreements. The adoption of this guidance did not impact Generation’s or ComEd’s results of operations, cash flows or financial positions.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance became effective for the Registrants on January 1, 2010 and resulted in the consolidation of PETT within Exelon’s and PECO’s financial statements. See Note 1 — Basis of Presentation for the impact of adoption. The adoption of this guidance did not impact Generation’s or ComEd’s results of operations, cash flows or financial positions.

Fair Value Measurements Disclosures

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Registrants’ mark-to-market derivative assets and liabilities are the only fair value measurements impacted by this guidance. This guidance is effective for interim and annual periods beginning after December 15, 2009. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions. See Note 4 — Fair Value of Financial Assets and Liabilities for additional information.

The following recently issued accounting standard is not yet reflected in the combined consolidated financial statements of the Registrants:

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Registrants beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Registrants are currently assessing the effects this guidance may have on their consolidated financial statements.

3.    Regulatory Matters (Exelon, Generation, ComEd and PECO)

Regulatory and Legislative Proceedings (Exelon, Generation, ComEd and PECO)

Except for the matters noted below, the disclosures set forth in Note 2 of the 2009 Form 10-K appropriately represent, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

Illinois Settlement Agreement (Exelon, Generation and ComEd).    Various Illinois electric utilities, their affiliates and generators of electricity in Illinois agreed to contribute approximately $1 billion over a period of four years (2007-2010) to programs to provide rate relief to Illinois electricity customers and funding for the IPA, created as a result of the Illinois Settlement Legislation. During the three months ended March 31, 2010 and 2009, Generation recognized net costs from its contributions pursuant to the Illinois Settlement Legislation of $2 million and $33 million, respectively, in its Consolidated Statements of Operations. ComEd’s net costs from its contributions pursuant to the Illinois Settlement Legislation were $1 million for the three months ended March 31, 2010 and less than $1 million for the same period in 2009.

As of March 31, 2010, Generation’s remaining costs to be recognized related to the rate relief commitment are $18 million, consisting of $12 million related to programs for ComEd customers and $6 million for programs for customers of other Illinois utilities. ComEd has no remaining costs to be recognized related to the rate relief commitment as of March 31, 2010.

Illinois Legislation for Recovery of Uncollectible Accounts (Exelon and ComEd).    In 2009, comprehensive legislation was enacted into law in Illinois which provides public utility companies the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with the legislation, with minor modifications. As a result of the ICC order, ComEd recorded a regulatory asset of $70

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

million and an offsetting reduction in operating and maintenance expense in the first quarter of 2010 for the cumulative under-collections in 2008 and 2009. Recovery of the regulatory asset associated with 2008 and 2009 activities will take place over an approximate 14-month time frame beginning in April 2010. The recovery or refund of the difference in the uncollectible accounts expense applicable to the years starting with January 1, 2010, will take place over a 12-month time frame beginning in June of the following year. In addition, ComEd recorded a one-time charge of $10 million to operating and maintenance expense in the first quarter of 2010 for a contribution to the Supplemental Low-Income Energy Assistance Fund as required by the legislation. The fund is used to assist low-income residential customers.

Pennsylvania Electric and Natural Gas Distribution Rate Cases (Exelon and PECO).    On March 31, 2010, PECO filed separate petitions before the PAPUC for increases of $316 million and $44 million to its annual service revenues for electric and natural gas delivery, respectively. The requested rate of return on common equity under the electric and natural gas delivery rate cases is 11.75%. The requested increase in delivery rates for electric and natural gas as a result of the rate cases is 6.94% and 5.28%, respectively. The new electric and gas delivery rates would take effect no later than January 1, 2011. The results of the rate cases are expected to be known in the fourth quarter of 2010. PECO cannot predict how much of the requested increases the PAPUC will approve.

Pennsylvania Transition-Related Regulatory Matters (Exelon, Generation and PECO).    In 2009, the PAPUC entered an Order instituting an investigation into whether PECO’s nuclear decommissioning cost adjustment clause (NDCAC), which is a mechanism that allows PECO to recover costs from customers for the decommissioning of seven former PECO nuclear units now owned by Generation, should continue after December 31, 2010. The Pennsylvania Offices of Trial Staff, Consumer Advocate and Small Business Advocate and a group of industrial customers (collectively, the parties) intervened in the proceeding. During the course of the investigation, PECO and the parties reached an agreement, as set forth in a Stipulation and Joint Memorandum filed on February 24, 2010 (Settlement) that PECO is entitled to recover decommissioning costs through the NDCAC beyond December 31, 2010. The Settlement also contained a provision in which it was agreed that PECO would not claim for recovery under the NDCAC any incremental physical decommissioning costs incurred with respect to any former PECO nuclear unit as a result of an extension of a unit’s NRC Operating License. On March 16, 2010, the ALJ issued a Recommended Decision concluding that PECO’s NDCAC should remain in effect beyond December 31, 2010, and recommending approval of the Settlement subject to a modification. Specifically, the ALJ stated that the provision regarding the recovery of incremental physical decommissioning costs is outside the scope of this investigation and is more appropriately considered in the NDCAC filings that are made every 5 years. Accordingly, the ALJ declined to approve this provision of the Settlement at this time. On April 8, 2010, the parties filed exceptions to the ALJ’s proposed modification of the Settlement. The entire Recommended Decision is subject to PAPUC review. See Note 10 — Nuclear Decommissioning for additional information.

Pennsylvania Procurement Proceedings (Exelon and PECO).    In 2009, the PAPUC approved PECO’s DSP Program, under which PECO will provide default electric service following the expiration of electric generation rate caps on December 31, 2010. Under the DSP Program, PECO is permitted to recover its electricity procurement costs from retail customers without mark-up. During 2009, PECO entered into contracts with terms of 17 to 29 months covering 49% of planned full requirements contracts for the residential customer class, contracts with 17-month terms covering 24% of planned full requirements contracts for the small commercial customer class and contracts with 17-month terms covering 16% of planned full requirements contracts for the medium commercial customer class. PECO also entered into block contracts with 12-month terms for a total of 80 MW for service to the residential customer class in 2011. PECO will conduct seven additional competitive procurements over the remainder of the term of the DSP Program, which expires May 31, 2013. These block contracts were executed in accordance with the PAPUC-approved DSP Program, and PECO will receive full cost recovery in rates. As of March 31, 2010, PECO recorded a mark-to-market liability and an offsetting regulatory

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

asset to account for changes in the fair value of the block contracts as shown in the Regulatory Assets and Liabilities tables below.

As part of the 2009 settlement of the DSP Program, PECO was required to file a Revised Electric Purchase of Receivables (POR) program that required PECO to purchase the customer accounts receivable of Electric Generation Suppliers (EGS) that participate in the electric customer choice program under the Competition Act. The Revised Electric POR program was filed on November 20, 2009, and provides for full recovery of PECO's system implementation costs for program administration through a temporary discount on purchased receivables. On March 22, 2010, a Joint Petition for Partial Settlement of PECO’s revised electric POR program was filed with the PAPUC. In addition to considering the settlement timing, the PAPUC must decide other terms of the revised program, including whether PECO can terminate electric service to customers after January 1, 2011, based on unpaid charges for EGS service incurred before that date, and whether uncollectible expense should be recovered through distribution rates or through a discount on receivables purchased from EGSs and an additional charge for PECO’s default service customers. An ALJ Initial Decision is expected in the second quarter of 2010.

Smart Meter and Smart Grid Investments (Exelon and PECO).    On November 25, 2009, PECO filed a joint petition for partial settlement of its $550 million Smart Meter Procurement and Installation Plan with the PAPUC, which was filed on August 14, 2009 in accordance with the requirements of Act 129. PECO is requesting PAPUC approval to install more than 1.6 million smart meters and deploy advanced communication networks over a 15-year period. On January 28, 2010, the ALJ issued an initial decision approving the partial settlement and determining remaining cost allocation issues subject to final PAPUC approval. On April 22, 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan. PECO plans to file for PAPUC approval of an initial dynamic pricing and customer acceptance program in June 2010 and for approval of a universal meter deployment plan for its remaining customers in 2012.

Effective April 12, 2010, PECO has entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum grant awarded under the program, for its SGIG project — Smart Future Greater Philadelphia. As a result of the SGIG funding, PECO will deploy 600,000 smart meters within three years, accelerate universal deployment of more than 1.6 million smart meters from 15 years to 10 years and increase Smart Grid investments to approximately $100 million over the next three years. The $200 million SGIG funds will be recovered ratably based on projected spending of $436 million for the project. The project budget includes approximately $7 million related to demonstration projects by two sub-recipients. The SGIG is considered non-taxable based on recent IRS guidance. The DOE has authorized PECO to encumber project property and equipment that is subject to PECO’s existing mortgage, with the DOE assuming an interest that is subordinate to the mortgage. In total, over the next ten years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG from the DOE will be used to significantly reduce the impact of those investments on PECO ratepayers.

Energy Efficiency Program (Exelon and PECO).    Pursuant to Act 129’s EE&C reduction targets, PECO filed its EE&C plan with the PAPUC and received partial approval in 2009. On February 11, 2010, the PAPUC approved PECO's revisions to the EE&C plan. The approved plan totals more than $330 million which is recoverable from ratepayers. As of March 31, 2010, PECO recorded a regulatory liability for revenue billed, net of expenses incurred for the EE&C plan as shown in the Regulatory Assets and Liabilities tables below. During the three months ended March 31, 2010, PECO recorded recoverable operating expenses and an equal and offsetting operating revenue related to the energy efficiency program as shown in the Operating and Maintenance for Regulatory Required Programs table below.

Alternative Energy Portfolio Standards (Exelon and PECO).    PECO will be required to comply with the AEPS Act following the end of the electric generation rate cap transition period. PECO has entered into five-year agreements with accepted bidders, including Generation, totaling 452,000 AECs to be purchased annually, in order to prepare for 2011, PECO’s first year of required compliance. In 2009, the PAPUC approved a settlement of PECO’s petition for early procurement and banking of up to 8,000 solar Tier 1 AECs annually for 10 years.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On March 3, 2010, PECO announced that it had entered into 10-year agreements to purchase 8,000 solar Tier 1 AECs annually.

Regulatory Assets and Liabilities (Exelon, ComEd and PECO)

Exelon, ComEd and PECO prepare their consolidated financial statements in accordance with the authoritative guidance for accounting for certain types of regulation. Under this guidance, regulatory assets represent incurred or accrued costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of March 31, 2010 and December 31, 2009. For additional information on the specific regulatory assets and liabilities, refer to Note 19 of the 2009 Form 10-K.

March 31, 2010	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$662	$—	$662
Pension and other postretirement benefits	2,571	—	18
Deferred income taxes	848	21	827
Debt costs	138	120	18
Severance	90	90	—
Asset retirement obligations	66	50	16
MGP remediation costs	140	100	40
RTO start-up costs	12	12	—
Under-recovered uncollectible accounts	84	84	—
Financial swap with Generation — noncurrent	—	806	—
DSP Program electric procurement contracts — noncurrent	4	—	9
Other	53	22	32

Noncurrent regulatory assets	4,668	1,305	1,622
Financial swap with Generation — current	—	429	—
Under-recovered energy and transmission costs current asset	48	48	—
DSP Program electric procurement contracts — current	1	—	2

Total regulatory assets	$4,717	$1,782	$1,624

Regulatory liabilities
Nuclear decommissioning(a)	$2,315	$1,990	$325
Removal costs	1,223	1,223	—
Refund of PURTA taxes	4	—	4
Energy efficiency and demand response programs	29	16	13
Other	1	—	1

Noncurrent regulatory liabilities	3,572	3,229	343
Over-recovered energy and transmission costs current liability	63	21	42

Total regulatory liabilities	$3,635	$3,250	$385

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2009	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$883	$—	$883
Pension and other postretirement benefits	2,634	—	19
Deferred income taxes	842	20	822
Debt costs	144	125	19
Severance	95	95	—
Asset retirement obligations	65	49	16
MGP remediation costs	143	103	40
RTO start-up costs	12	12	—
Financial swap with Generation — noncurrent	—	669	—
DSP Program electric procurement contracts	2	—	4
Other	52	23	31

Noncurrent regulatory assets	4,872	1,096	1,834
Financial swap with Generation — current	—	302	—
Under-recovered energy and transmission costs current asset	56	56	—

Total regulatory assets	$4,928	$1,454	$1,834

Regulatory liabilities
Nuclear decommissioning(a)	$2,229	$1,918	$311
Removal costs	1,212	1,212	—
Refund of PURTA taxes	4	—	4
Deferred taxes	30	—	—
Energy efficiency and demand response programs	15	15	—
Other	2	—	2

Noncurrent regulatory liabilities	3,492	3,145	317
Over-recovered energy and transmission costs current liability	33	11	22

Total regulatory liabilities	$3,525	$3,156	$339

(a)

These amounts represent future nuclear decommissioning costs that are less than the associated NDT fund assets. These regulatory liabilities have an equal and offsetting noncurrent receivable from affiliate at ComEd and PECO, and a noncurrent payable to affiliate recorded at Generation equal to the total regulatory liability at Exelon, ComEd and PECO. See Note 10 — Nuclear Decommissioning for additional information on the NDT fund activity.

Operating and Maintenance for Regulatory Required Programs (Exelon, ComEd and PECO)

The following tables set forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause for ComEd and PECO for the three months ended March 31, 2010 and 2009. An equal and offsetting amount has been reflected in operating revenues during the periods.

For the Three Months Ended March 31, 2010	Exelon	ComEd		PECO
Energy efficiency and demand response programs	$25	$18	(a)	$7
Purchased power administrative costs	1	1		—
Consumer education program	1	—		1	(b)

Total operating and maintenance for regulatory required programs	$27	$19		$8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Three Months Ended March 31, 2009	Exelon	ComEd
Energy efficiency and demand response programs	$10	$10	(a)
Purchased power administrative costs	1	1

Total operating and maintenance for regulatory required programs	$11	$11

(a)	As a result of the Illinois Settlement Legislation, utilities are required to provide energy efficiency and demand response programs.
(b)	In 2009, the PAPUC authorized PECO to collect a surcharge to recover expenditures associated with PECO's approved consumer education plan related to the transition to competitive energy market prices.

4.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Non-Derivative Financial Assets and Liabilities.    As of March 31, 2010 and December 31, 2009, the Registrants’ carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, short-term notes payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and spent nuclear fuel obligation as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$11,635	$12,256	$11,634	$12,223
Long-term debt of variable interest entity due within one year(a)	404	414	—	—
Long-term debt to PETT due within one year(a)	—	—	415	426
Long-term debt to financing trusts	390	338	390	325
Spent nuclear fuel obligation	1,017	887	1,017	832
Preferred securities of subsidiary	87	70	87	63

(a)

On January 1, 2010, PETT was consolidated in Exelon’s Consolidated Financial Statements in accordance with the new FASB authoritative guidance related to the consolidation of VIEs. See Note 1 — Basis of Presentation for additional information.

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligations as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,992	$3,137	$2,993	$3,132
Spent nuclear fuel obligation	1,017	887	1,017	832

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,712	$5,053	$4,711	$5,062
Long-term debt to financing trust	206	170	206	167

PECO

The carrying amounts and fair values of PECO’s long-term debt and preferred securities as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,221	$2,366	$2,221	$2,346
Long-term debt of variable interest entity due within one year(a)	404	414	—	—
Long-term debt to PETT due within one year(a)	—	—	415	426
Long-term debt to financing trusts	184	168	184	158
Preferred securities	87	70	87	63

(a)

On January 1, 2010, PETT was consolidated in PECO’s Consolidated Financial Statements in accordance with the new FASB authoritative guidance related to the consolidation of VIEs. See Note 1 — Basis of Presentation for additional information.

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

Upon Exelon’s and Generation’s initial adoption of the authoritative guidance for fair value measurements, and in periods since adoption, Exelon and Generation previously classified investments in NDT commingled funds, reported at NAV, within level 3 of the fair value hierarchy. In 2009, the FASB issued new authoritative

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

guidance, effective for periods ending after December 15, 2009, indicating that if a reporting entity has the ability to redeem its investment at NAV at the measurement date or at a future date, the investment should be classified as level 2 in the fair value hierarchy. As of December 31, 2009 and March 31, 2010, Exelon and Generation continue to report these investments at NAV without adjustment and have classified them within level 2 of the fair value hierarchy in accordance with the guidance.

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$2,563	$—	$—	$2,563
Nuclear decommissioning trust fund investments
Cash equivalents	52	59	—	111
Equity securities(b)	1,614	—	—	1,614
Commingled funds(c)	—	2,167	—	2,167
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	639	110	—	749
Debt securities issued by states of the United States and political subdivisions of the states	—	460	—	460
Corporate debt securities	—	737	—	737
Federal agency mortgage-backed securities	—	822	—	822
Commercial mortgage-backed securities (non-agency)	—	126	—	126
Residential mortgage-backed securities (non-agency)	—	8	—	8
Other debt obligations	—	77	—	77

Nuclear decommissioning trust fund investments subtotal(d)	2,305	4,566	—	6,871

Rabbi trust investments
Cash equivalents	25	—	—	25
Mutual funds(e)	13	—	—	13

Rabbi trust investments subtotal	38	—	—	38

Mark-to-market derivative assets
Cash flow hedges	—	1,577	12	1,589
Other derivatives	4	2,259	173	2,436
Proprietary trading	—	519	37	556
Effect of netting and allocation of collateral received/paid(g)	(4)	(3,151)	(96)	(3,251)

Mark-to-market assets(f)	—	1,204	126	1,330

Total assets	4,906	5,770	126	10,802

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(14)	—	(14)
Other derivatives	(4)	(1,313)	(151)	(1,468)
Proprietary trading	—	(512)	(18)	(530)
Effect of netting and allocation of collateral received/paid(g)	—	1,745	76	1,821

Mark-to-market liabilities(f)	(4)	(94)	(93)	(191)

Deferred compensation	—	(82)	—	(82)

Total liabilities	(4)	(176)	(93)	(273)

Total net assets	$4,902	$5,594	$33	$10,529

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,845	$—	$—	$1,845
Nuclear decommissioning trust fund investments
Cash equivalents	2	120	—	122
Equity securities(b)	1,528	—	—	1,528
Commingled funds(c)	—	2,086	—	2,086
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	511	119	—	630
Debt securities issued by states of the United States and political subdivisions of the states	—	454	—	454
Corporate debt securities	—	710	—	710
Federal agency mortgage-backed securities	—	887	—	887
Commercial mortgage-backed securities (non-agency)	—	91	—	91
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	76	—	76

Nuclear decommissioning trust fund investments subtotal(d)	2,041	4,552	—	6,593

Rabbi trust investments
Cash equivalents	28	—	—	28
Mutual funds(e)	13	—	—	13

Rabbi trust investments subtotal	41	—	—	41

Mark-to-market derivative net (liabilities) assets(f)(g)	(4)	852	(44)	804

Total assets (liabilities)	3,923	5,404	(44)	9,283

Liabilities
Deferred compensation	—	(82)	—	(82)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(82)	(2)	(84)

Total net assets	$3,923	$5,322	$(46)	$9,199

(a)

Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value. Includes restricted cash equivalents of VIE at March 31, 2010. See Note 1 – Basis of Presentation for additional information on the VIE.

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

(d)

Excludes net assets of $14 million and $76 million at March 31, 2010 and December 31, 2009, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases.

(e)	Excludes $24 million and $23 million of the cash surrender value of life insurance investments at March 31, 2010 and December 31, 2009, respectively.
(f)

The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $429 million and $806 million at March 31, 2010 and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of Generation’s financial swap contract with ComEd, and current and noncurrent assets of $1 million and $5 million at March 31, 2010 and a noncurrent asset of $2 million at December 31, 2009, respectively, related to the fair value of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(g)

Includes collateral postings received from counterparties. Collateral received from counterparties totaled $4 million, $1,406 million and $20 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2010. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $941 million and $3 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010(a)	Mark-to-Market Derivatives	Servicing Liability		Total
Balance as of December 31, 2009	$(44)	$(2)		$(46)
Total realized / unrealized (losses) gains
Included in net income	79 (b)	2	(d)	81
Included in other comprehensive income	18 (c)	—		18
Included in regulatory assets	(3)	—		(3)
Change in collateral	(16)	—		(16)
Transfers out of Level 3	(1)	—		(1)

Balance as of March 31, 2010	$33	$—		$33

The amount of total gains included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2010	$77	$—		$77

(a)

Effective December 31, 2009, Exelon categorizes its NDT commingled funds within the Level 2 fair value hierarchy. Exelon had no other NDT assets within Level 3 during the three months ended March 31, 2010.

(b)	Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations.
(c)

Excludes $320 million of changes in fair value and $56 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd and $4 million of changes in the fair value of Generation’s block contracts with PECO. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(d)

The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 5 — Debt and Credit Agreements for additional information.

Three Months Ended March 31, 2009	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of December 31, 2008	$1,220	$106		$(2)	$1,324
Total realized / unrealized gains (losses)
Included in net income	(57)	(68	)(a)	—	(125)
Included in other comprehensive income	—	12	(b)	—	12
Included in regulatory liabilities	(99)	—		—	(99)
Purchases, sales and issuances, net	307	—		—	307
Transfers out of Level 3	—	(2)		—	(2)

Balance as of March 31, 2009	$1,371	$48		$(2)	$1,417

The amount of total losses included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2009	$(57)	$(50)		$—	$(107)

(a)	Includes the reclassification of $18 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $752 million changes in fair value and $26 million of realized losses due to settlements during 2009 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2010	$(2)	$55	$26	$2
Change in the unrealized gains relating to assets and liabilities held as of March 31, 2010	$3	$54	$20	$—

Three Months Ended March 31, 2009	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2009	$(21)	$4	$(51)	$(57)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2009	$—	$2	$(52)	$(57)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,688	$—	$—	$1,688
Nuclear decommissioning trust fund investments
Cash equivalents	52	59	—	111
Equity securities(b)	1,614	—	—	1,614
Commingled funds(c)	—	2,167	—	2,167
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	639	110	—	749
Debt securities issued by states of the United States and political subdivisions of the states	—	460	—	460
Corporate debt securities	—	737	—	737
Federal agency mortgage-backed securities	—	822	—	822
Commercial mortgage-backed securities (non-agency)	—	126	—	126
Residential mortgage-backed securities (non-agency)	—	8	—	8
Other debt obligations	—	77	—	77

Nuclear decommissioning trust fund investments subtotal(d)	2,305	4,566	—	6,871

Rabbi trust investments(e)(f)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	1,577	1,253	2,830
Other derivatives	4	2,247	173	2,424
Proprietary trading	—	519	37	556
Effect of netting and allocation of collateral received/paid(h)	(4)	(3,151)	(96)	(3,251)

Mark-to-market assets(g)	—	1,192	1,367	2,559

Total assets	3,997	5,758	1,367	11,122

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(14)	—	(14)
Other derivatives	(4)	(1,313)	(146)	(1,463)
Proprietary trading	—	(512)	(18)	(530)
Effect of netting and allocation of collateral received/paid(h)	—	1,745	76	1,821

Mark-to-market liabilities	(4)	(94)	(88)	(186)

Deferred compensation	—	(23)	—	(23)

Total liabilities	(4)	(117)	(88)	(209)

Total net assets	$3,993	$5,641	$1,279	$10,913

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,040	$—	$—	$1,040
Nuclear decommissioning trust fund investments
Cash equivalents	2	120	—	122
Equity securities(b)	1,528	—	—	1,528
Commingled funds(c)	—	2,086	—	2,086
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	511	119	—	630
Debt securities issued by states of the United States and political subdivisions of the states	—	454	—	454
Corporate debt securities	—	710	—	710
Federal agency mortgage-backed securities	—	887	—	887
Commercial mortgage-backed securities (non-agency)	—	91	—	91
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	76	—	76

Nuclear decommissioning trust fund investments subtotal(d)	2,041	4,552	—	6,593

Rabbi trust investments(e)(f)	4	—	—	4
Mark-to-market derivative net assets(g)(h)	(4)	842	931	1,769

Total assets	3,081	5,394	931	9,406
Liabilities
Deferred compensation	—	(23)	—	(23)

Total liabilities	—	(23)	—	(23)

Total net assets	$3,081	$5,371	$931	$9,383

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index, Russell 3000 Index or Morgan Stanley Capital International EAFE Index.
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

(d)

Excludes net assets of $14 million and $76 million at March 31, 2010 and December 31, 2009, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)	The mutual funds held by the Rabbi trusts that are invested in common stock of S&P 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.
(f)	Excludes $7 million of the cash surrender value of life insurance investments at March 31, 2010 and December 31, 2009.
(g)

The Level 3 balance includes current and noncurrent assets for Generation of $429 million and $806 million at March 31, 2010 and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of Generation’s financial swap contract with ComEd, and current and noncurrent assets of $1 million and $5 million at March 31, 2010, respectively, and a noncurrent asset of $2 million at December 31, 2009, related to the fair value of Generation’s block contracts with PECO. All of the mark-to-market balances Generation carries associated with the financial swap contract with ComEd and the block contracts with PECO eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(h)

Includes collateral postings received from counterparties. Collateral received from counterparties totaled $4 million, $1,406 million and $20 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2010. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $941 million and $3 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2009.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010(a)	Mark-to-Market Derivatives
Balance as of December 31, 2009	$931
Total realized / unrealized gains
Included in net income	79	(b)
Included in other comprehensive income	286	(c)
Change in collateral	(16)
Transfers out of Level 3	(1)

Balance as of March 31, 2010	$1,279

The amount of total gains included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2010	$77

(a)

Effective December 31, 2009, Generation categorizes its NDT commingled funds within the Level 2 fair value hierarchy. Generation had no other NDT assets within Level 3 during the three months ended March 31, 2010.

(b)	Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations.
(c)

Includes $320 million changes in fair value and $56 million of realized losses due to settlements during 2010 of Generation’s financial swap contract with ComEd and $4 million of changes in the fair value of Generation’s block contracts with PECO, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2009	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of December 31, 2008	$1,220	$562		$1,782
Total realized / unrealized (losses) gains
Included in net income	(57)	(68	)(a)	(125)
Included in other comprehensive income	—	738	(b)	738
Included in noncurrent payables to affiliates	(99)	—		(99)
Purchases, sales, issuances and settlements, net	307	—		307
Transfers out of Level 3	—	(2)		(2)

Balance as of March 31, 2009	$1,371	$1,230		$2,601

The amount of total losses included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31, 2009	$(57)	$(50)		$(107)

(a)	Includes the reclassification of $18 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $752 million changes in fair value and $26 million of realized losses due to settlements during 2009 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2010	$(2)	$55	$26	$—
Change in the unrealized gains relating to assets and liabilities held as of March 31, 2010	$3	$54	$20	$—

Three Months Ended March 31, 2009	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2009	$(21)	$4	$(51)	$(57)
Change in the unrealized gains (losses) relating to assets and liabilities held as of March 31, 2009	$—	$2	$(52)	$(57)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$3	$—	$—	$3
Rabbi trust investments
Cash equivalents	25	—	—	25

Total assets	28	—	—	28

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)
Other derivatives	—	—	(1,235)	(1,235)

Total liabilities	—	(8)	(1,235)	(1,243)

Total net assets (liabilities)	$28	$(8)	$(1,235)	$(1,215)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$25	$—	$—	$25
Rabbi trust investments
Cash equivalents	28	—	—	28

Total assets	53	—	—	53

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)	—	—	(971)	(971)

Total liabilities	—	(8)	(971)	(979)

Total net assets (liabilities)	$53	$(8)	$(971)	$(926)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

The Level 3 balance is comprised of the current and noncurrent liability of $429 million and $806 million at March 31, 2010, respectively, and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Mark-to-Market Derivatives
Balance as of December 31, 2009	$(971)
Total realized / unrealized losses included in regulatory assets(a)	(264)

Balance as of March 31, 2010	$(1,235)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Includes $320 million of changes in the fair value and $56 million of realized gains due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended March 31, 2009	Mark-to-Market Derivatives
Balance as of December 31, 2008	$(456)
Total unrealized / realized losses included in regulatory assets(a)	(726)

Balance as of March 31, 2009	$(1,182)

(a)

Includes $752 million of changes in the fair value and $26 million of realized changes in fair value associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$379	$—	$—	$379
Rabbi trust investments — mutual funds(b)(c)	7	—	—	7

Total assets	386	—	—	386

Liabilities
Deferred compensation obligation	—	(24)	—	(24)
Mark-to-market derivative liabilities(d)	—	—	(11)	(11)

Total liabilities	—	(24)	(11)	(35)

Total net assets (liabilities)	$386	$(24)	$(11)	$351

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$281	$—	$—	$281
Rabbi trust investments — mutual funds(b)(c)	7	—	—	7

Total assets	288	—	—	288

Liabilities
Deferred compensation obligation	—	(25)	—	(25)
Mark-to-market derivative liabilities(d)	—	—	(4)	(4)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(25)	(6)	(31)

Total net assets (liabilities)	$288	$(25)	$(6)	$257

(a)

Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value. Includes restricted cash equivalents of VIE at March 31, 2010. See Note 1 – Basis of Presentation for additional information on the VIE.

(b)	The mutual funds held by the Rabbi trusts invest in common stock of S&P 500 companies and Pennsylvania municipal bonds that are primarily rates as investment grade.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)	Excludes $12 million of the cash surrender value of life insurance investments at March 31, 2010 and December 31, 2009.
(d)

The Level 3 balance is comprised of the current and noncurrent liability of $2 million and $9 million at March 31, 2010, respectively, and the noncurrent liability of $4 million at December 31, 2009, related to the fair value of PECO’s block contracts. These liability balances include a $1 million and $5 million current and noncurrent liability, respectively, at March 31, 2010 and a noncurrent liability of $2 million at December 31, 2009, related to the fair value of PECO’s block contracts with Generation that eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Mark-to-Market Derivatives	Servicing Liability		Total
Balance as of December 31, 2009	$(4)	$(2)		$(6)
Total realized / unrealized gains (losses)
Included in net income	—	2	(a)	2
Included in regulatory assets	(7)	—		(7)

Balance as of March 31, 2010	$(11)	$—		$(11)

(a)

The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 5 – Debt and Credit Agreements for additional information.

There was no activity related to mark-to-market derivatives or the servicing liability during the three months ended March 31, 2009.

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

With respect to individually held equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which Generation is able to independently corroborate. The fair values of equity securities held directly by the trust funds are based on quoted prices in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ-Global Select Market, which contain only actively traded securities due to the volume trading requirements imposed by these exchanges.

For fixed income securities, multiple prices from pricing services are obtained from pricing vendors whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustees determine that another price source is considered to be preferable. Generation has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Generation selectively corroborates the fair values of securities by comparison to other market-based price sources. U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2.

Commingled funds, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month, however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Effective December 31, 2009, commingled funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 10 — Nuclear Decommissioning for further discussion on the NDT fund investments.

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

Mark-to-Market Derivatives (Exelon, Generation, ComEd and PECO).    Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based derivatives are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask, mid-point prices and are obtained from sources that the Registrants believe provide the most liquid market for the commodity. The price quotations are reviewed and corroborated to ensure the prices are observable and representative of an orderly transaction between market participants. This includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. The remainder of non-exchange-based derivative contracts is valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For non-exchange-based derivatives that trade in liquid markets, such as generic forwards, swaps

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

and options, model inputs are generally observable. Such instruments are categorized in Level 2. The Registrants’ non-exchange-based derivatives are predominately at liquid trading points. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, such as the financial swap contract between Generation and ComEd, model inputs generally would include both observable and unobservable inputs. These valuations may include an estimated basis adjustment from an illiquid trading point to a liquid trading point for which active price quotations are available. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract tenure extends into unobservable periods. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. The Registrants consider credit and nonperformance risk in the valuation of derivative contracts categorized in Level 1, 2 and 3, including both historical and current market data in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and nonperformance risk were not material to the financial statements. Transfers in and out of levels are recognized as of the beginning of the month the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between level 2 and level 1 generally do not occur. Transfers in and out of level 2 and level 3 generally occur when the contract tenure becomes more observable.

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk and market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 6 —Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

Servicing Liability (Exelon and PECO).    PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in customer accounts receivables designated under the agreement in exchange for proceeds of $225 million, which PECO accounted for as a sale under previous guidance on accounting for transfers of financial assets. A servicing liability was recorded for the agreement in accordance with the applicable authoritative guidance for servicing of financial assets. The servicing liability was included in other current liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability was determined using internal estimates based on provisions in the agreement, which were categorized as Level 3 inputs in the fair value hierarchy. The servicing liability was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 5 — Debt and Credit Agreements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

5.    Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool and ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.

As of March 31, 2010, Exelon Corporate, Generation and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion and $574 million, respectively. On March 25, 2010, ComEd replaced its $952 million credit facility with a new $1 billion unsecured revolving credit facility that extends to March 25, 2013. Borrowings under that credit facility bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based rate. Adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings are added based upon ComEd’s credit rating.

Generation also had additional letter of credit facilities used solely to enhance tax-exempt variable rate debt as discussed further below. See Note 9 of the 2009 Form 10-K for further information regarding the credit facilities.

Additionally, Generation, ComEd and PECO had $7 million, $30 million and $30 million, respectively, of additional credit facility agreements with minority and community banks located primarily within ComEd’s and PECO’s service territories, which expire on October 23, 2010. These facilities are solely utilized by Generation, ComEd and PECO to issue letters of credit. As of March 31, 2010, Generation, ComEd and PECO had issued letters of credit under these agreements totaling $5 million, $24 million and $29 million, respectively.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at March 31, 2010 and December 31, 2009:

Commercial paper borrowings	March 31, 2010	December 31, 2009
Exelon Corporate	$—	$—
Generation	—	—
ComEd	256	—
PECO	—	—

Credit facility borrowings
ComEd	$—	$155

Issuance of Long-Term Debt

During the three months ended March 31, 2010, there were no issuances of long-term debt.

During the three months ended March 31, 2009, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)	Use of Proceeds
PECO	First Mortgage Bonds	5.00%	October 1, 2014	$250	Used to refinance short-term debt and for other general corporate purposes

(a)	Excludes unamortized bond discounts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Retirement of Long-Term Debt

During the three months ended March 31, 2010, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Delaware County 1993 Series A Tax Exempt Bonds	Variable	August 1, 2016	$1
PECO	PETT Transition Bonds	6.52%	September 1, 2010	402

During the three months ended March 31, 2009, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Pollution Control Notes	Variable	December 1, 2042	$46
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	1
ComEd	First Mortgage Bonds	5.70%	January 15, 2009	16
ComEd	Sinking fund debentures	4.625%	January 1, 2009	1
PECO	PETT Transition Bonds	7.65%	September 1, 2009	169

Variable Rate Debt

Under the terms of Generation’s and ComEd’s variable-rate tax-exempt debt agreements, Generation or ComEd may be required to repurchase any outstanding debt before its stated maturity unless supported by sufficient letters of credit. If either Generation or ComEd were required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. Generation and ComEd have classified amounts outstanding under these debt agreements based on management’s intent and ability to renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis or utilize the capacity under existing long-term credit facilities.

Generation has letter of credit facilities that will expire in June 2010, which are used to enhance the credit of variable-rate long-term tax-exempt debt totaling $212 million, with maturities ranging from 2016 – 2034. Generation is currently assessing its options to extend or replace the expiring letters of credit with new letters of credit at reasonable terms, or remarket the bonds with an interest rate term not requiring letter of credit support. Generation is also considering repurchasing the bonds upon expiration of the letters of credit in June 2010. As a result, Generation has classified $212 million of variable-rate long-term tax-exempt debt as long-term debt due within one year within Exelon and Generation’s Consolidated Balance Sheets as of March 31, 2010.

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its customer accounts receivable designated under the agreement in exchange for proceeds of $225 million, which Exelon and PECO accounted for as a sale under previous guidance on accounting for transfers of financial assets. The accounting guidance has been amended, effective for the Registrants on January 1, 2010, and requires that this transaction be accounted for as a secured borrowing, as the transferred interest does not meet the criteria of a participating interest as defined under the authoritative guidance. Therefore, on January 1, 2010, the proceeds of $225 million representing the transferred interest in customer accounts receivable previously recorded as a contra-receivable was reclassified to a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets in accordance with the amended accounting guidance. Additionally, the servicing liability of $2 million recorded under the prior guidance has been released. As of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

March 31, 2010, the financial institution’s undivided interest in Exelon’s and PECO’s customer accounts receivable was equivalent to $402 million, which is calculated under the terms of the agreement. Upon termination or liquidation of this agreement, the financial institution will be entitled to recover up to $225 million plus the accrued yield payable from the pool of receivables pledged. This agreement terminates on September 16, 2010 unless extended in accordance with its terms. As of March 31, 2010, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and may seek alternate financing.

6.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to certain risks related to ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, the Registrants are exposed to market fluctuations in the prices of electricity, fossil fuels and other commodities. The Registrants employ established policies and procedures to manage their risks associated with market fluctuations by entering into physical contracts as well as financial derivative contracts including swaps, futures, forwards, options and short-term and long-term commitments to purchase and sell energy and energy-related products. The Registrants believe these instruments, which are classified as either economic hedges or non-derivatives, mitigate exposure to fluctuations in commodity prices. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt, commercial paper and lines of credit.

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value. Under these provisions, economic hedges are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception. The Registrants have applied the normal purchases and normal sales scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. For economic hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 18 of the 2009 Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over three-year periods. As of March 31, 2010, the percentage of expected generation hedged was 95%-98%, 79%-82% and 48%-51%, for the remainder of 2010, 2011 and 2012, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement agreements, which are further discussed in Note 2 of the 2009 Form 10-K, qualify for the normal purchases and normal sales scope exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no mark-up, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement Legislation, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volumes are 2,000 MW for the period extending through May 2010 and 3,000 MW from June 2010 through May 2013. The terms of the financial swap contract require Generation to pay the around the clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 2 of the 2009 Form 10-K for additional information regarding the Illinois Settlement Legislation. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

PECO has transferred substantially all of its commodity price risk related to its procurement of electric supply to Generation through a PPA that expires December 31, 2010. The PPA is not considered a derivative under current derivative authoritative guidance. As part of the preparation for the expiration of the PPA, PECO has entered into contracts to procure electric supply through a competitive RFP process as outlined in its PAPUC-approved DSP Program, which is further discussed in Note 3 — Regulatory Matters. Based on

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Pennsylvania legislation and the DSP Program permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement will be limited. PECO will lock in fixed prices for a significant portion of its commodity price risk following the expiration of the electric generation rate caps through full requirements contracts and block contracts. PECO’s full requirements fixed price contracts qualify for the normal purchases and normal sales scope exception. PECO accounts for the block contracts as other derivatives, which are recorded on its balance sheet at fair value and the change in fair value each period is recorded as a regulatory asset or liability.

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy deliverability requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and management agreements that are derivatives qualify for the normal purchases and normal sales exception. Additionally, in accordance with the 2009 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2009 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 22% to 29% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The proprietary trading activities, which included volumes of 920 GWhs and 2,331 GWhs for the three months ended March 31, 2010 and 2009, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to achieve a lower cost of capital. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in each of Exelon, Generation, and ComEd’s pre-tax income for the three months ended March 31, 2010.

Fair Value Hedges.    For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Exelon includes the gain or loss on the hedged items and the offsetting loss or gain on the related interest rate swaps in interest expense as follows for the three months ended March 31, 2010:

Income Statement Classification	Gain on Swaps	Loss on Borrowings
Interest expense	$2	$(2)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At March 31, 2010 and December 31, 2009, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $12 million and $10 million, respectively. During the three months ended March 31, 2010 and 2009, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

Fair Value Measurement (Exelon, Generation, ComEd and PECO)

Fair value accounting guidance requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. In the table below, Generation’s cash flow hedges, other derivatives and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty, as well as netting of collateral, is aggregated in the collateral and netting column. Excluded from the tables below are economic hedges that qualify for the normal purchases and normal sales exception and other non derivative contracts that are accounted for under the accrual method of accounting.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of March 31, 2010:

	Generation					ComEd	PECO	Other		Exelon
Derivatives	Cash Flow Hedges (a,d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	IL Settlement Swap (a)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$852	$1,370	$361	$(2,120)	$463	$—	$—	$—	$—	$463
Mark-to-market derivative assets with affiliate (current assets)	430	—	—	—	430	—	—	—	(430)	—
Mark-to-market derivative assets (noncurrent assets)	737	1,054	195	(1,131)	855	—	—	12	—	867
Mark-to-market derivative assets with affiliate (noncurrent assets)	811	—	—	—	811	—	—	—	(811)	—

Total mark-to-market derivative assets	$2,830	$2,424	$556	$(3,251)	$2,559	$—	$—	$12	$(1,241)	$1,330

Mark-to-market derivative liabilities (current liabilities)	$(12)	$(1,070)	$(341)	$1,241	$(182)	$—	$(1)	$—	$—	$(183)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(429)	(1)	—	430	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(2)	(393)	(189)	580	(4)	—	(4)	—	—	(8)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(806)	(5)	—	811	—

Total mark-to-market derivative liabilities	(14)	(1,463)	(530)	1,821	(186)	(1,235)	(11)	—	1,241	(191)

Total mark-to-market derivative net assets (liabilities)	$2,816	$961	$26	$(1,430)	$2,373	$(1,235)	$(11)	$12	$—	$1,139

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $429 million and $806 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $774 million and $550 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $105 million and $1 million, respectively. The total cash collateral received and offset against mark-to-market assets and liabilities was $1,430 million at March 31, 2010.

(d)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for PECO of $1 million and $5 million, respectively, related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of March 31, 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2009:

	Generation					ComEd	PECO	Other		Exelon
Derivatives	Cash Flow Hedges (a)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	IL Settlement Swap (a)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$576	$913	$193	$(1,306)	$376	$—	$—	$—	$—	$376
Mark-to-market derivative assets with affiliate (current assets)	302	—	—	—	302	—	—	—	(302)	—
Mark-to-market derivative assets (noncurrent assets)	423	792	102	(678)	639	—	—	10	—	649
Mark-to-market derivative assets with affiliate (noncurrent assets)	671	—	—	—	671	—	—	—	(671)	—

Total mark-to-market derivative assets	$1,972	$1,705	$295	$(1,984)	$1,988	$—	$—	$10	$(973)	$1,025

Mark-to-market derivative liabilities (current liabilities)	$(18)	$(743)	$(172)	$735	$(198)	$—	$—	$—	$—	$(198)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(302)	—	—	302	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(42)	(183)	(98)	302	(21)	—	(2)	—	—	(23)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(669)	(2)	—	671	—

Total mark-to-market derivative liabilities	(60)	(926)	(270)	1,037	(219)	(971)	(4)	—	973	(221)

Total mark-to-market derivative net assets (liabilities)	$1,912	$779	$25	$(947)	$1,769	$(971)	$(4)	$10	$—	$804

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges (Exelon and Generation).    Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. At March 31, 2010, Generation had net unrealized pre-tax gains on effective cash flow hedges of $2,815 million being deferred within accumulated OCI, including approximately $1,235 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at March 31, 2010, approximately $840 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $429 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash flow hedges will occur during 2010 through 2012, and the ComEd financial swap contract during 2010 through 2013.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three months ended March 31, 2010, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended March 31, 2010 and 2009, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
Three Months Ended March 31, 2010	Income Statement Location	Generation		Exelon
		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2009		$1,152	(a)	$551
Effective portion of changes in fair value		669	(b)	467
Reclassifications from accumulated OCI to net income	Operating Revenue	(117	)(c)	(83)
Ineffective portion recognized in income	Purchased Power	(1)		(1)

Accumulated OCI derivative gain at March 31, 2010		$1,703	(a)(d)	$934

(a)

Includes $746 million and $585 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $4 million and $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of March 31, 2010 and December 31, 2009, respectively.

(b)

Includes a $195 million gain, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd, and a $3 million gain, net of taxes, of the effective portion of changes in fair value of the block contracts with PECO for the three months ended March 31, 2010.

(c)

Includes a $34 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended March 31, 2010.

(d)	Excludes $5 million gains, net of taxes, related to interest rate swaps settled in 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2009	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2008		$855	(a)	$563
Effective portion of changes in fair value		1,101	(b)	650
Reclassifications from accumulated OCI to net income	Operating Revenue	(145	)(c)	(128)
Ineffective portion recognized in income	Purchased Power	3		3

Accumulated OCI derivative gain at March 31, 2009		$1,814	(a)	$1,088

(a)	Includes $712 million and $275 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of March 31, 2009 and December 31, 2008, respectively.
(b)	Includes a $453 million gain, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended March 31, 2009.
(c)

Includes a $16 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $194 million pre-tax gain and a $240 million pre-tax gain, respectively. Given that the cash flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. During the three months ended March 31, 2010, cash flow hedge ineffectiveness changed by $1 million due primarily to the change in market prices during the period, of which none was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. At March 31, 2010, cash flow hedge ineffectiveness resulted in an adjustment of $1 million to accumulated OCI on the balance sheet in order to reflect the effective portion of derivative gains or losses. During the three months ended March 31, 2009, cash flow hedge ineffectiveness changed by $5 million due primarily to the change in market prices during the period, of which none was related to Generation’s financial swap contract with ComEd.

Exelon’s energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $138 million pre-tax gain and $214 million pre-tax gain for the three months ended March 31, 2010 and March 31, 2009, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were $1 million and $5 million for the three months ended March 31, 2010 and 2009, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Other Derivatives (Exelon and Generation).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three months ended March 31, 2010 and 2009, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and are included in net fair value changes related to derivatives in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Exelon and Generation
Three Months Ended March 31, 2010	Purchased Power	Fuel	Total
Change in fair value	$253	$47	$300
Reclassification to realized at settlement	(69)	1	(68)

Net mark-to-market gains	$184	$48	$232

	Exelon and Generation
Three Months Ended March 31, 2009	Purchased Power	Fuel	Total
Change in fair value	$256	$(43)	$213
Reclassification to realized at settlement	(46)	23	(23)

Net mark-to-market gains (losses)	$210	$(20)	$190

Proprietary Trading Activities (Exelon and Generation).    For the three months ended March 31, 2010 and 2009, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in Net fair value changes related to derivatives and nuclear decommissioning trust funds in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended March 31,
		2010	2009
Change in fair value	Operating Revenue	$7	$—
Reclassification to realized at settlement	Operating Revenue	(6)	(21)

Net mark-to-market gains (losses)	Operating Revenue	$1	$(21)

Credit Risk (Exelon, Generation, ComEd and PECO)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation enters

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2010. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $112 million and $147 million, respectively.

Rating as of March 31, 2010	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,491	$569	$922	$—	$—
Non-investment grade	9	6	3	—	—
No external ratings
Internally rated — investment grade	48	5	43	—	—
Internally rated — non-investment grade	3	—	3	—	—

Total	$1,551	$580	$971	$—	$—

Net Credit Exposure by Type of Counterparty	As of March 31, 2010
Financial institutions	$252
Investor-owned utilities, marketers and power producers	609
Coal	4
Other	106

Total	$971

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on the price of energy in the spot market compared to the benchmark prices. The benchmark prices are the future prices of energy projected through the contract term and are set at the point of contract execution. If the price of energy in the spot market exceeds the benchmark price, the suppliers are

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of March 31, 2010, ComEd’s net credit exposure to suppliers was immaterial and either did not exceed the allowed unsecured credit levels or did not exceed the allowed unsecured credit levels by an amount necessary to trigger a collateral call.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2 of the 2009 Form 10-K for further information.

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010 at prices that are below current market prices. The price for this electricity is essentially equal to the energy revenues earned from customers. PECO could be negatively affected if Generation could not perform under the PPA.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2010, PECO had no net credit exposure to energy suppliers.

PECO is permitted to recover its costs of procuring electric generation following the expiration of its electric generation rate caps on December 31, 2010 through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2 of the 2009 Form 10-K for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and management agreements. As of March 31, 2010, PECO had credit exposure of $2 million under its natural gas supply and management agreements.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $1,324 million and $894 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, Generation had the contractual right of offset of $1,259 million and $778 million, respectively, related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $65 million and $116 million, respectively. If Generation had been downgraded to the investment grade rating of BBB- and Baa3, or lost its investment grade credit rating, it would have been required to provide incremental collateral of approximately $57 million or $634 million, respectively, as of March 31, 2010 and approximately $60 million or $673 million, respectively, as of December 31, 2009 related to its financial instruments, including derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements and the application of collateral. See Note 18 of the 2009 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Beginning in 2007, under the Illinois auction rules and the Supplier Forward Contracts (SFC) that ComEd entered into with counterparty suppliers, including Generation, collateral postings are one-sided from suppliers. Generation entered into similar supplier forward contracts with Ameren Corporation (Ameren), with one-sided collateral postings only from Generation. If market prices fall below ComEd’s or Ameren’s benchmark price levels, ComEd or Ameren are not required to post collateral; however, when market prices rise above benchmark price levels with ComEd or Ameren, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contracts, collateral postings will never exceed $200 million from either ComEd or Generation. Beginning in June 2009, under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of March 31, 2010, there was no cash collateral or letters of credit posted between energy suppliers, including Generation, and ComEd, under any of the above-mentioned contracts. See Note 2 of the 2009 Form 10-K for further information.

There are no collateral-related provisions included in the PPA between PECO and Generation. PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2010, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of March 31, 2010, PECO could have been required to post approximately $58 million of collateral to its counterparties.

Exelon’s interest rate swaps contain provisions that, in the event of a merger, require that Exelon’s debt maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2010, Exelon’s interest rate swap was in an asset position, with a fair value of $12 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

As of March 31, 2010 and December 31, 2009, $1 million and $6 million, respectively, of cash collateral received was not offset against net derivative positions, because they were not associated with energy-related derivatives.

7.    Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and BSC employees.

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2010, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2010. This valuation resulted in an increase to the pension obligations of $13 million and a decrease to other postretirement obligations of $18 million. Additionally, accumulated other comprehensive loss increased by approximately $18 million (after-tax). The impact to Exelon’s Consolidated Statement of Operations and Comprehensive Income was not material.

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2010 and 2009. The 2010 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.50%. The 2010 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.83%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$47	$44	$31	$28
Interest cost	165	163	54	52
Expected return on assets	(200)	(194)	(27)	(24)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	4	4	(14)	(14)
Actuarial loss	64	49	18	22

Net periodic benefit cost	$80	$66	$64	$66

The following amounts were included in capital additions and operating and maintenance expense during the three months ended March 31, 2010 and 2009, for Generation’s, ComEd’s, PECO’s and BSC’s allocated portion of the pension and postretirement benefit plans:

	Three Months Ended March 31,
Pension and Postretirement Benefit Costs	2010	2009
Generation	$67	$60
ComEd	53	48
PECO	12	12
BSC	12	12

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon expects to contribute approximately $921 million to the benefit plans in 2010, of which Generation, ComEd and PECO expect to contribute $430 million, $305 million and $94 million, respectively. These amounts include an expected incremental contribution to Exelon’s largest pension plan of approximately $500 million above the expectation at December 31, 2009. This incremental contribution is subject to continuing evaluation of business or market changes and approvals by the Registrants’ respective boards of directors.

Plan Assets

Investment Strategy.    On a quarterly basis, Exelon reviews its actual allocations and follows a rebalancing procedure in order to remain within an allowable range, as defined by its policy, of its targeted asset allocation percentages. Exelon evaluates its investment strategy in coordination with the funded status of its pension and other postretirement benefit plans to meet its objective of achieving optimal asset returns within acceptable levels of risk while balancing the liquidity requirements of the plans’ liabilities. As part of this ongoing evaluation, Exelon may make changes to its targeted asset allocation and investment strategy. A change in the overall investment strategy could significantly impact the expected rate of return on plan assets.

Securities Lending Programs.    The majority of the benefit plans participate in a securities lending program with the trustees of the plans’ investment trusts. The program authorizes the trustee of the particular trust to lend securities, which are assets of the plan, to approved borrowers. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The loaned securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is invested in collateral funds comprised primarily of short term investment vehicles. Collateral may not be sold or re-pledged by the trustees, however, the borrowers may sell or re-pledge the loaned securities. Exelon’s benefit plans bear the risk of loss with respect to unfavorable changes in the fair value of the invested cash collateral. Such losses may result from a decline in the fair value of specific investments or due to liquidity impairments resulting from current market conditions. Exelon, the trustees and the borrowers have the right to terminate the lending agreement at any time. In the event of termination, the borrowers must return the loaned securities or surrender the collateral. Losses recognized by the trust were not material during the three months ended March 31, 2010 and 2009. Management continues to monitor the performance of the invested collateral and work closely with the trustees to limit any potential losses.

Exelon has decided to end its participation in the securities lending program and has initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 3.5 months. The fair value of securities on loan was approximately $298 million and $356 million at March 31, 2010 and December 31, 2009, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $305 million at March 31, 2010 and $365 million at December 31, 2009. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

401(k) Savings Plan

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The Registrants match a percentage of the employee contributions up to certain limits. The following table presents the cost of matching contributions to the savings plans for the Registrants during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2010	2009
Exelon	$20	$18
Generation	11	9
ComEd	5	5
PECO	2	2

8.    Corporate Restructuring and Plant Retirements (Exelon, Generation, ComEd and PECO)

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

Exelon recorded a pre-tax charge for estimated salary continuance and health and welfare severance benefits of $40 million in June 2009 as a result of the planned job reductions. Subsequent to June, Exelon recorded a net pre-tax credit of approximately $6 million, which included a $10 million reduction in estimated salary continuance and health and welfare severance benefits, offset by $4 million of expense for contractual termination benefits. Cash payments under the plan began in July 2009 and will continue through 2010. Substantially all cash payments are expected to be made by the end of 2010 resulting in the completion of the corporate restructuring plan. No severance-related expenses associated with the corporate restructuring were recorded during the three months ended March 31, 2009.

The following table presents the activity of severance obligations for the corporate restructuring from December 31, 2009 through March 31, 2010, excluding obligations recorded in equity:

Severance Benefits Obligation	Generation	ComEd	PECO	Other	Exelon
Balance at December 31, 2009	$3	$7	$1	$8	$19
Cash payments	(1)	(2)	(1)	(1)	(5)

Balance at March 31, 2010	$2	$5	$—	$7	$14

Plant Retirements (Exelon and Generation).    On December 2, 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011. The units to be retired are Cromby Generating Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Station (Eddystone) Unit 1 and Unit 2. On February 1, 2010, Generation notified PJM that to the extent the retirement of these units results in reliability impacts, Generation would continue operations beyond its desired deactivation date during the period of construction of the necessary transmission upgrades, provided that Exelon receives the required environmental permits and adequate cost-based compensation. On March 2, 2010, PJM determined that transmission reliability upgrades will need to be completed to alleviate reliability impacts in order to allow Generation to retire the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on May 31, 2012, and; Eddystone Unit 2 on December 31, 2013. These dates are dependent upon the completion of required transmission reliability upgrades and may be subject to change. During the first quarter of 2010 Generation revised the depreciable useful lives for these impacted units. During the second quarter of 2010, Generation expects to file with FERC a reliability-must-run agreement with PJM pursuant to which Generation would recover the cost of operating the units during the periods after May 31, 2011 in which they are needed to meet system reliability. In connection with these retirements, Exelon will eliminate approximately 280 employee positions, the majority of which are located at the units to be retired. These actions were in response to the economic outlook related to the continued operation of these four units. Total expected costs for Generation related to the announced retirements is $38 million, which includes $16 million for estimated salary continuance and health and welfare severance benefits, a $17 million write down of inventory and $5 million of shut down costs. Cash payments under this plan began in January 2010 and will continue through 2014. Additionally, approximately $180 million of accelerated depreciation expense will be recorded ratably until the plant shutdown dates.

During 2009, Generation recorded a pre-tax charge of $24 million related to the announced retirements, which included a $7 million charge for estimated salary continuance and health and welfare severance benefits, and $17 million of expense for the write down of inventory recorded within operating and maintenance expense in Exelon and Generation’s Consolidated Statements of Operations. Additionally, during 2009, Generation recorded $32 million of accelerated depreciation expense within depreciation and amortization expense in Exelon’s and Generation’s Consolidated Statements of Operations. During the three months ended March 31, 2010, Generation recorded a pre-tax credit of $2 million for a reduction in estimated salary continuance and health and welfare severance benefits, and $15 million of accelerated depreciation expense.

The following table presents the activity of severance obligations for the announced Cromby and Eddystone retirements in December of 2009 from December 31, 2009 through March 31, 2010:

Severance Benefits Obligation	Exelon and Generation
Balance at December 31, 2009	$7
Other adjustments	(2)

Balance at March 31, 2010	$5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

9.    Income Taxes (Exelon, Generation, ComEd and PECO)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.8	4.6	5.4	(5.4)
Qualified nuclear decommissioning trust fund income	2.1	2.8	—	—
Domestic production activities deduction	(1.9)	(2.6)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Health Care Reform Legislation	4.4	2.2	4.4	4.8
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.4)
Plant basis differences	—	—	—	0.1
Other	(0.2)	—	0.4	(0.1)

Effective income tax rate	42.9%	41.6%	44.8%	34.0%

For the Three Months Ended March 31, 2009	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(0.2)	0.3	(7.2)	(6.3)
Qualified nuclear decommissioning trust fund losses	(2.1)	(2.9)	—	—
Domestic production activities deduction	(1.5)	(2.1)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Nontaxable postretirement benefits	(0.3)	(0.2)	(0.5)	(0.3)
Amortization of investment tax credit	(0.4)	(0.2)	(0.5)	(0.4)
Plant basis differences	—	—	(0.3)	0.4
Other	—	(0.1)	—	0.1

Effective income tax rate	30.4%	29.6%	26.5%	28.5%

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $1.42 billion, $625 million, $401 million and $371 million, respectively, of unrecognized tax benefits as of March 31, 2010. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2009. See Note 10 of the 2009 Form 10-K for a discussion of reasonably possible changes that could occur in our unrecognized tax benefits during the next twelve months. The following is an update to that discussion.

Illinois Replacement Investment Tax Credits (Exelon, Generation and ComEd)

On February 20, 2009, the Illinois Supreme Court ruled in Exelon’s favor in a case involving refund claims for Illinois investment tax credits. Responding to the Illinois Attorney General’s petition for rehearing, on July 15, 2009, the Illinois Supreme Court modified its opinion to indicate that it was to be applied only prospectively, beginning in 2009. In September 2009, the Illinois Supreme Court denied Exelon’s Petition for Rehearing.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On December 22, 2009, Exelon filed a Petition of Writ for Certiorari with the United States Supreme Court appealing the Illinois Supreme Court’s July 15, 2009 modified opinion. As a result of the filing of the United States Supreme Court petition, unrecognized tax benefits continued to be reported as of December 31, 2009. On March 1, 2010, the United States Supreme Court announced that it would not review the Illinois Supreme Court’s decision. As a result of the United States Supreme Court decision, Exelon, Generation and ComEd ceased reporting their unrecognized tax benefits as of March 31, 2010.

Other Income Tax Matters

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

Exelon received the IRS audit report for 1999 through 2001, which reflected the full disallowance of the deferral of gain associated with both the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that ComEd was not forced to sell the fossil generating plants and the sales proceeds were therefore not received in connection with an involuntary conversion of certain ComEd property rights. Accordingly, the IRS has asserted that the gain on the sale of the assets was fully subject to tax. The IRS also asserted that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a SILO, which the IRS does not respect as the acquisition of an ownership interest in property. A SILO is a “listed transaction” that the IRS has identified as a potentially abusive tax shelter under guidance issued in 2005. Accordingly, the IRS has asserted that the sale of the fossil plants followed by the purchase and leaseback of the municipal owned generation facilities does not qualify as a like-kind exchange and the gain on the sale is fully subject to tax.

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

Exelon disagrees with the IRS disallowance of the deferral of gain and specifically with the characterization of its purchase and leaseback as a SILO. Exelon has been in discussions with IRS Appeals for several months in an attempt to reach a settlement on both the involuntary conversion and like-kind exchange, in a manner commensurate with Exelon’s and the IRS’ respective hazards of litigation with respect to each issue. During 2009, Exelon determined that a settlement with IRS Appeals was unlikely and that Exelon would be required to initiate litigation in order to resolve the issues.

Due to the fact that tax litigation often results in a negotiated settlement, Exelon believes that an eventual settlement on the involuntary conversion position remains a likely outcome. Exelon and ComEd have established a liability for an unrecognized tax benefit consistent with their view as to a likely settlement. Management has

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

considered the progress of the ongoing discussions with IRS Appeals and determined that there were no new developments during the first quarter of 2010 that require a remeasurement of the amounts recorded. Based on management’s expectations as to the ongoing potential of a settlement, it is reasonably possible that the unrecognized tax benefits related to this issue may significantly increase or decrease within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

With regard to the like-kind exchange transaction, Exelon does not currently believe it is possible to reach a negotiated settlement with either IRS Appeals or the Government’s lawyers prior to a trial. While Exelon has been and remains willing to settle the issue in a manner generally commensurate with its hazards of litigation, the IRS has indicated that it will only settle the issue in a manner consistent with published settlement guidelines for SILO transactions. Those guidelines require a nearly complete concession of the issue by Exelon. Exelon does not believe that its transaction is the same as or substantially similar to a SILO and does not believe that the concession demanded by the IRS reflects the strength of Exelon’s position. Accordingly, Exelon currently believes it is likely that the issue will be fully litigated. Given that Exelon has determined settlement is no longer a realistic outcome, it has assessed in accordance with accounting standards whether it will prevail in litigation. While Exelon recognizes the complexity and hazards of this litigation, it believes that it is more likely than not that it will prevail in such litigation and has therefore eliminated any liability for unrecognized tax benefits.

A fully successful IRS challenge to Exelon’s and ComEd’s involuntary conversion position and like-kind exchange transaction would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of March 31, 2010, Exelon’s and ComEd’s potential tax and interest that could become currently payable in the event of a successful IRS challenge could be as much as $1.1 billion. Any payments ultimately determined to be due to the IRS related to the involuntary conversion position and the like-kind exchange transaction would be partially offset by the approximately $300 million refund due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the SSCM. A favorable settlement of the tax position related to the CTCs (discussed below) for the 1999-2001 years could also offset a portion of any tax liability due with respect to the final outcome on these positions. If the IRS were to prevail in litigation on both tax positions, Exelon’s and ComEd’s results of operations could be negatively affected by as much as $300 million (after-tax) related to interest expense.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Similarly, under the Competition Act, PECO was required to allow others the use of its distribution system resulting in the taking of PECO’s assets and the stranded costs. Pennsylvania permitted PECO to collect CTCs as compensation for its stranded costs. The PAPUC determined the total amount of stranded costs that PECO was permitted to collect through the CTCs to be $5.3 billion. PECO has collected approximately $4.6 billion in CTCs for the period 2000 through March 31, 2010. PECO will continue billing CTCs through 2010.

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

Health Care Reform Legislation (Exelon, Generation, ComEd and PECO)

The Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was enacted into law in March 2010. Exelon sponsors a health plan that provides prescription drug benefits to retiree participants. Because the benefits provided are at least actuarially equivalent to benefits available to retirees under the Prescription Drug Act, Exelon qualifies for and receives Federal subsidies that mitigate the cost of the plan. Historically, the subsidies have not been subject to tax and Exelon has been able to take a tax deduction for its retiree health care costs. The new health care legislation includes a provision that reduces the deductibility, for Federal income tax purposes, of the retiree health care costs to the extent an employer’s postretirement health care plan receives these Federal subsidies. Although this change does not take effect immediately, the Registrants are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, Exelon recorded a charge (after-tax) of approximately $65 million to income tax expense to reverse deferred tax assets previously established. Of this total, Generation, ComEd and PECO recorded charges of $24 million, $11 million and $9 million, respectively.

10.    Nuclear Decommissioning (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations

Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2009 to March 31, 2010:

Exelon and Generation
Nuclear decommissioning ARO at December 31, 2009(a)	$3,260
Accretion expense	48
Costs incurred to decommission retired plants	(3)

Nuclear decommissioning ARO at March 31, 2010(a)	$3,305

(a)	Includes $17 million as the current portion of the ARO at March 31, 2010 and December 31, 2009, which is included in other current liabilities on Exelon's and Generation's Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nuclear Decommissioning Trust Fund Investments

Generation will pay for its respective obligations using trust funds that have been established for this purpose. At March 31, 2010 and December 31, 2009, Exelon and Generation had NDT fund investments totaling $6,885 million and $6,669 million, respectively. The following table provides unrealized gains (losses) on NDT funds for the three months ended March 31, 2010 and 2009:

	Exelon and Generation Three Months Ended March 31,
	2010	2009
Net unrealized gains (losses) on decommissioning trust funds — Regulatory Agreement Units(a)	$111	$(168)
Net unrealized gains (losses) on decommissioning trust funds — Non-Regulatory Agreement Units(b)	35	(64)

(a)

Gains and losses related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Gains and losses related to Generation’s NDT funds associated with Non-Regulatory Agreement Units are included within other, net in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

Interest and dividends on NDT fund investments are recognized when earned and included in Other, net in Exelon and Generation’s Consolidated Statements of Operations. Interest and dividends earned on the NDT fund investments for the Regulatory Agreement Units are eliminated within Other, net in Exelon and Generation’s Consolidated Statements of Operations.

Refer to Note 3 — Regulatory Matters for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund the customers any decommissioning-related assets in excess of the related decommissioning obligations.

Securities Lending Program.    Generation’s NDT funds participate in a securities lending program with the trustees of the funds. The program authorizes the trustees to loan securities that are assets of the trust funds to approved borrowers. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is primarily invested in a short-term collateral fund, but may also be invested in assets with maturities matching, or approximating, the duration of the loan of the related securities. Collateral may not be sold or re-pledged by the trustees; however, the borrowers may sell or re-pledge the securities loaned. Generation bears the risk of loss with respect to its invested cash collateral. Such losses may result from a decline in fair value of specific investments or liquidity impairments resulting from current market conditions. Generation, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Generation in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Generation may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by Generation, whether the result of declines in fair value or liquidity impairments, have not been significant to date. Management continues to monitor the performance of the invested collateral and to work closely with the trustees to limit any potential further losses.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation has decided to end its participation in the securities lending program and has initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 3.5 months. The fair value of securities on loan was approximately $285 million and $357 million at March 31, 2010 and December 31, 2009, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $290 million at March 31, 2010 and $366 million at December 31, 2009.

A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trust funds and the trustees in their capacity as security agents. Securities lending income allocated to the NDT funds is included in NDT fund earnings and classified as Other, net in Exelon’s and Generation’s Consolidated Statements of Operations and was not significant during the three months ended March 31, 2010 and 2009.

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. On March 10, 2010, Generation notified the NRC that it had remediated the December 31, 2009 underfunded position of its Byron and Braidwood NDT funds with the establishment of approximately $44 million in parent guarantees in accordance with the plan submitted to the NRC on July 31, 2009. Generation is awaiting final NRC approval. See Note 11 of the 2009 Form 10-K for further information on NRC minimum funding requirements.

Accounting Implications of the Regulatory Agreements with PECO and ComEd.    Based on the regulatory agreement supported by the PAPUC that dictates Generation’s rights and obligations related to the shortfall or excess of trust funds necessary for decommissioning the seven former PECO nuclear units, regardless of whether the funds held in the NDT funds exceed or fall short of the total estimated decommissioning obligation, decommissioning-related activities are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, PECO has recorded an equal noncurrent affiliate receivable from Generation and a corresponding regulatory liability. Any changes to the PECO regulatory agreements could impact Exelon’s and Generation’s ability to offset decommissioning-related activities within the Consolidated Statement of Operations, and the impact to Exelon’s and Generation’s results of operations and financial position could be material. See Note 3 — Regulatory Issues for information regarding the ALJ’s Recommended Decision concluding that the NDCAC should continue after the termination of PECO’s CTC collections on December 31, 2010. The Recommended Decision is not expected to materially impact Exelon or Generation’s future results of operations, cash flows or financial position.

See Note 11 of the 2009 Form 10-K for information regarding accounting implications of the regulatory agreement with ComEd for nuclear decommissioning.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

11.    Earnings Per Share and Equity (Exelon)

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

	Three Months Ended March 31,
	2010	2009
Net income	$749	$712

Average common shares outstanding — basic	661	659
Assumed exercise of stock options, performance share awards and restricted stock	1	2

Average common shares outstanding — diluted	662	661

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 6 million and 5 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of March 31, 2010. In 2008, Exelon management decided to defer indefinitely any share repurchases.

12.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2009, see Note 18 of the 2009 Form 10-K. All significant contingencies are disclosed below.

Energy Commitments

Generation’s, ComEd’s and PECO’s short and long-term commitments relating to the sale and purchase of energy, capacity and transmission rights as of March 31, 2010 changed from December 31, 2009 as follows:

•

Generation’s total commitments for future sales of energy to third parties decreased by approximately $228 million during the three months ended March 31, 2010, reflecting increases of approximately $77 million, $27 million, $13 million related to 2011, 2012 and 2013 sales commitments, respectively, offset by the fulfillment of approximately $345 million of 2010 commitments during the three months ended March 31, 2010. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 6 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

Generation’s total commitments for future net purchases of capacity from third parties decreased by $117 million during the three months ended March 31, 2010, reflecting decreases of approximately $4 million, $6 million, $5 million, $3 million and $17 million related to 2011, 2012, 2013, 2014 and beyond net purchase commitments, respectively, due to overall hedging activity in the normal course of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

business. A decrease of approximately $82 million was due to the fulfillment of 2010 commitments during the three months ended March 31, 2010. See Note 6 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

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

•

On December 17, 2009, Generation entered into a PPA with Entergy Texas, Inc. (ETI) to sell 150 MWs through April 30, 2011 and 300 MWs thereafter of capacity and energy from the Frontier Generating Station located in Grimes County, Texas. The approximate ten year PPA is not included within net capacity payment commitments because it is contingent upon ETI waiving or obtaining regulatory approvals, which may occur after the commencement of the PPA on May 1, 2010.

•

PECO’s AEC purchase commitments increased $21 million during the three months ended March 31, 2010 as a result of the solar AEC purchase agreements executed in March 2010 resulting in approximately $2 million annually over a 11-year period. See Note 3 — Regulatory Matters for additional information.

Fuel and Natural Gas Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of March 31, 2010 changed from December 31, 2009 as follows:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation decreased by approximately $504 million during the three months ended March 31, 2010, reflecting decreases of approximately $11 million, $36 million, $27 million, $43 million and $114 million for 2011, 2012, 2013, 2014 and beyond, respectively, primarily due to changes in pricing of certain fuel procurement contracts. Additionally, 2010 commitments during the three months ended March 31, 2010 decreased by $273 million, primarily due to the fulfillment of fuel procurement contacts.

•

PECO’s total natural gas purchase obligations increased by approximately $52 million during the three months ended March 31, 2010, reflecting increases of $26 million, $21 million, $1 million, $1 million and $ 3 million in 2010, 2011, 2012, 2013 and 2015 and beyond, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of March 31, 2010, representing commitments potentially triggered by future events changed from December 31, 2009 as follows:

•

Exelon’s letters of credit decreased $2 million due to activity at Generation, ComEd and PECO as discussed below. Guarantees decreased by $34 million predominantly as a result of decreases in Generation’s guarantees as noted below partially offset by approximately $44 million in parent guarantees issued by Exelon as part of the remediation of the December 31, 2009 underfunded position of Generation’s Byron and Braidwood NDT funds. Guarantees decreased by $91 million for 2010, increased by $16 million for 2011 through 2012, decreased by $15 million for 2013 through 2014 and increased by $56 million for 2015 and beyond.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•	Generation’s letters of credit decreased by $5 million and guarantees decreased by $75 million primarily as a result of energy trading activities.

•	ComEd’s letters of credit increased by $10 million due to an increase in the collateral requirement to PJM.

•

ComEd’s PJM RTEP baseline project commitments decreased by $7 million for 2010 and increased by $5 million and $3 million for 2011 and 2012, respectively, driven by changes in estimated timing and amount of project spending.

•	PECO’s outstanding letters of credit decreased by $8 million primarily due to the cancellation of a letter of credit associated with a tax credit purchase transaction that was completed in March 2010.

•	PECO’s PJM RTEP baseline project commitments decreased by $3 million for 2011 and 2012 driven by changes in estimated timing and amount of project spending.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. As of March 31, 2010, Exelon’s accrued liabilities related to these indemnifications and guarantees were $6 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at March 31, 2010.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of March 31, 2010. The exposures covered by this guarantee began to expire in 2008.

Environmental Liabilities

General (Exelon, Generation, ComEd and PECO)

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO have identified 42 and 27 sites, respectively, where former MGP activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several PRPs which may be responsible for ultimate remediation of each location. Of the 42 sites identified by ComEd, the Illinois EPA or U.S. EPA have approved the clean up of 11 sites and of the 27 sites identified by PECO, the PA DEP has approved the cleanup of 16 sites. Of the remaining sites identified by ComEd and PECO, 24 and nine sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2021, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

Pursuant to orders from the ICC and PAPUC, respectively, ComEd and PECO are authorized to and are currently recovering environmental costs for the remediation of former MGP facility sites from customers, for which they have recorded regulatory assets. See Note 3 — Regulatory Matters for additional information regarding regulatory assets and liabilities.

As of March 31, 2010 and December 31, 2009, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

March 31, 2010	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$172	$148
Generation	15	—
ComEd	112	106
PECO	45	42

December 31, 2009	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$175	$149
Generation	17	—
ComEd	113	107
PECO	45	42

The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties, including customers.

Section 316(b) of the Clean Water Act.    In July 2004, the U.S. EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act, which required that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis. The requirements were intended to be implemented through state-level NPDES permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, Oyster Creek, Peach Bottom, Quad Cities, Salem and Schuylkill. Since promulgation of the rule, Generation has been evaluating compliance options at its affected plants and meeting interim compliance deadlines.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In a 2007 decision, the U.S. Second Circuit Court of Appeals remanded the Phase II rule back to the EPA for revisions. By its action, the court invalidated compliance measures which were supported by the utility industry because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. On July 9, 2007, the EPA formally suspended the Phase II rule.

In April 2009, the U.S. Supreme Court reversed the decision of the U.S. Second Circuit Court of Appeals that had invalidated the use of a cost-benefit analysis under Section 316(b). The EPA will now take up consideration of the rule on remand and take further action consistent with the opinions of the Supreme Court and the Court of Appeals, including whether to exercise its discretion to retain or modify the cost-benefit rule as it appeared in the initial regulation. It is expected that the EPA will issue a proposed rule on remand in 2010. Until then, the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. The Courts’ opinions have created significant uncertainty about the specific nature, scope and timing of the final compliance requirements.

In a draft permit issued on July 19, 2005, as part of the pending NPDES permit renewal process for Oyster Creek, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. In light of the EPA’s suspension of the Phase II rule, on January 7, 2010, the NJDEP issued a draft NPDES permit for Oyster Creek that would require, in the exercise of its best professional judgment, the installation of cooling towers as the best technology available within seven years after the effective date of the permit. Oyster Creek will continue to operate under its current permit, issued in 1994, until the draft permit is finalized after a period of public comment. Generation believes the public comment period and regulatory process could take up to two years before a final permit is issued. Should the permit be issued in its current form, Generation estimates it would be required to have cooling towers in operation by 2019.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

Nuclear Generating Station Groundwater.    In 2005 and 2006, the Illinois EPA issued NOVs to Generation alleging violations of state groundwater standards at the Braidwood, Dresden and Byron generating stations related to tritium leaks at the plants. Tritium is a weak radioactive isotope of hydrogen that is produced and released at all nuclear sites and also is released naturally through the interaction of sunlight and water molecules. In addition, the Illinois Attorney General and the State’s Attorney for the Counties in which the plants are located filed civil enforcement lawsuits against Generation. On March 11, 2010, Generation agreed to a settlement of all pending actions related to the leaks. Under the terms of the settlement, Generation will pay approximately $1.2 million in civil penalties and funds for supplemental environmental projects in the communities where the plants are located. Generation had recorded appropriate reserves for these claims and related remediation costs as of March 31, 2010 and December 31, 2009.

As part of its normal operations, Generation performs ongoing environmental monitoring at its sites. Generation's monitoring activities sometimes detect the release of measurable levels of tritium. These releases do not pose a threat to Generation's employees, the public, or the environment. Generation has reported, and may in the future report such tritium releases to soil or groundwater at its stations.

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is $37 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve excavation of the radiological contamination. An excavation remedy would be significantly more expensive than the previously selected additional cover remedy. Generation cannot determine at this time whether the alternative remedy will be required, and if it is, Generation’s share of the cost for such alternative remedy.

Air.    On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA may remedy “CAIR’s flaws” in accordance with the Court’s July 11, 2008 opinion. This decision

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

allows the CAIR to remain in effect until it is replaced by a rule consistent with the Court’s July 11 opinion. The U.S. EPA is expected to issue a new proposed CAIR rulemaking in the first half of 2010.

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

In March 2005, the U.S. EPA finalized the CAMR, which is a national program to cap mercury emissions from fossil-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. The D.C. Circuit Court later vacated the CAMR on the basis that the U.S. EPA had failed to properly de-list mercury as a hazardous air pollutant (HAP) under Section 112(c)(1) of the Clean Air Act. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to hazardous air pollutants. On February 23, 2009, the U.S. Supreme Court declined to review the D.C. Circuit Court’s CAMR decision. The U.S. EPA is now expected to propose a new rulemaking, likely in 2010, to address HAP emissions from electric generation power plants. In addition to regulation at the national level, Exelon had been subject to more stringent mercury regulation enacted in 2006 at the state level in Pennsylvania (PA Mercury Rule). However, on January 30, 2009, the Commonwealth Court of Pennsylvania ruled that the PA Mercury Rule is unlawful and invalid and enjoined the state from continued implementation and enforcement of the rule. On December 23, 2009, the Supreme Court of Pennsylvania upheld the Commonwealth Court decision, and therefore mercury emissions are not regulated by the state. The nature and extent of future regulatory controls on HAP emissions at electric generation power plants will not be determined until the Federal regulations are finalized by the U.S. EPA.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

On April 16, 2009, the U.S. EPA issued an NOV to ComEd and Dominion Resources Services, Inc. (Dominion) alleging past and continuing violations of several provisions of the Federal Clean Air Act as a result of the modification and/or operation of Kincaid electric generating station located in Illinois and State Line electric generating station located in Indiana. Kincaid was sold by ComEd in 1998, and State Line was sold by Commonwealth Edison of Indiana, a wholly owned subsidiary of ComEd, in 1997. Both stations are currently owned and operated by Dominion. The U.S. EPA requested information related to the stations in 2009, and ComEd has been cooperating with the U.S. EPA since the time of that request. The NOV states that the U.S. EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the U.S. EPA’s enforcement authority under the Clean Air Act.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

Numerous bills have been introduced in Congress that address climate change from different perspectives, including direct regulation of GHG emissions and the establishment of Federal Renewable Portfolio Standards. Exelon supports the enactment, through Federal legislation, of a cap-and-trade program for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and protect consumers. Exelon believes that any mechanism for allocation of GHG emission allowances should include significant free grants of allowances to electric (and potentially gas) distribution companies to help offset the cost impact of GHG regulation to the end-use consumer. Over the last few years, Exelon has worked with other businesses and environmental organizations that participate in the United States Climate Action Partnership to support the development of an integrated package of recommendations for the Federal government to address the climate change issue through Federal legislation, including aggressive emission reduction targets for total U.S. emissions and robust cost containment measures to ensure that program costs are reasonable.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. In response to the decision, on July 11, 2008, the U.S. EPA issued an Advance Notice of Proposed Rulemaking to solicit public comments on legal and regulatory analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act. On December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act will trigger permitting requirements for new and modified stationary sources effective January 2, 2011. Therefore, on September 30, 2009, the U.S. EPA issued proposed regulations for permitting for large stationary sources (greater than 25,000 tons per year of GHG emissions, on a CO2 equivalent basis). Under the proposal, large stationary sources could be required to install Best Available Control Technology, to be determined on a case-by-case basis.

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

Regional and State Climate Change Legislation and Regulation.    At a regional level, on November 15, 2007, six Midwest state Governors (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) signed the Midwestern Greenhouse Gas Accord. Under that Accord, an inter-state work group was formed to establish a Midwestern GHG Reduction Program that will: (1) establish GHG reduction targets and timeframes consistent with member state targets; (2) develop a market-based and multi-sector cap-and-trade program to help achieve GHG reductions; and (3) develop other mechanisms and policies to assist in meeting GHG reduction targets (e.g. a low carbon fuel standard). In October 2009, the Governors decided to defer action on the regional GHG reduction initiatives pending resolution of Federal legislation.

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

Litigation Matters

Except to the extent noted below, the circumstances set forth in Note 18 of the 2009 Form 10-K describe, in all material respects, the current status of litigation matters. The following is an update to that discussion.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

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

At March 31, 2010 and December 31, 2009, Generation had reserved approximately $49 million in total for asbestos-related bodily injury claims. As of March 31, 2010, approximately $14 million of this amount related to 164 open claims presented to Generation, while the remaining $35 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During 2010 and 2009, the updates to this reserve did not result in material adjustments.

Exelon

Pension Claims.    On February 22, 2010, the U.S. Supreme Court declined to hear an appeal of the July 2, 2009 decision of the U.S. Court of Appeals for the Seventh Circuit affirming dismissal of claims that the calculation of lump sum benefits earned under the Exelon Corporation Cash Balance Pension Plan did not comply with ERISA. The Plan’s motion for summary judgment on remaining claims regarding the Plan’s calculation of lump sum benefits earned under a prior, traditional pension formula remains pending before the U.S. District Court for the Northern District of Illinois.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

13.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants' Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$279	$109	$117	$43
Regulatory assets(a)	235	—	13	222
Nuclear fuel(b)	155	155	—	—
Asset retirement obligation accretion(c)	49	49	—	—

Total depreciation, amortization and accretion	$718	$313	$130	$265

Three Months Ended March 31, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$238	$76	$110	$40
Regulatory assets(a)	198	—	13	185
Nuclear fuel(b)	134	134	—	—
Asset retirement obligation accretion(c)	52	52	—	—

Total depreciation, amortization and accretion	$622	$262	$123	$225

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$49	$49	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	11	11	—	—
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units	111	111	—	—
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units	35	35	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(128)	(128)	—	—

Total decommissioning-related activities	78	78	—	—

Net direct financing lease income	7	—	—	—
Other	8	1	3	4

Other, net	$93	$79	$3	$4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$18	$18	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	8	8	—	—
Net unrealized losses on decommissioning trust funds — Regulatory Agreement Units	(168)	(168)	—	—
Net unrealized losses on decommissioning trust funds — Non-Regulatory Agreement Units	(64)	(64)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	116	116	—	—

Total decommissioning-related activities	(90)	(90)	—	—

Investment income	1	—	—	1
Net direct financing lease income	4	—	—	—
Interest income related to uncertain income tax positions(c)	38	4	28	2
Other	10	4	4	2

Other, net	$(37)	$(82)	$32	$5

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund related activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity. See Note 11 of the 2009 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)

Primarily includes interest income at Generation and ComEd related to the February 2009 Illinois Supreme Court decision regarding refund claims for Illinois investment tax credits. See Note 10 of the 2009 Form 10-K for additional information.

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$144	$67	$53	$12
Provision for uncollectible accounts	48	—	23	25
Stock-based compensation costs	18	—	—	—
Other decommissioning-related activity(a)	(35)	(35)	—	—
Energy-related options(b)	(18)	(18)	—	—
Amortization of regulatory asset related to debt costs	6	—	5	1
Under-recovered uncollectible accounts(c)	(84)	—	(84)	—
Other	(7)	2	1	(5)

Total other non-cash operating activities	$72	$16	$(2)	$33

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	38	—	18	20
Other current assets	(198)	(27)	10	(179	)(d)
Other noncurrent assets and liabilities	(11)	(4)	(10)	6

Total changes in other assets and liabilities	$(171)	$(31)	$18	$(153)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2009	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$132	$59	$48	$12
Loss in equity method investments	8	1	—	7
Provision for uncollectible accounts	48	1	12	35
Stock-based compensation costs	28	—	—	—
Other decommissioning-related activity(a)	36	36	—	—
Energy-related options(b)	16	16	—	—
Amortization of regulatory asset related to debt costs	7	—	6	1
Amortization of the regulatory liability related to the PURTA tax settlement(e)	(2)	—	—	(2)
Other	7	—	6	4

Total other non-cash operating activities	$280	$113	$72	$57

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	55	—	47	8
Other current assets	(229)	(26)	2	(191	)(d)
Other noncurrent assets and liabilities	(75)	(8)	(26)	(5)

Total changes in other assets and liabilities	$(249)	$(34)	$23	$(188)

(a)

Includes the elimination of NDT fund related activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity. See Note 11 of the 2009 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Reclassification of energy-related option premiums to realized at settlement of contracts recorded in results of operations due to the settlement of the underlying transaction.
(c)

Includes $70 million of under-recovered uncollectible accounts expense from 2008 and 2009 recoverable prospectively through a rider mechanism as the result of an ICC order issued in February 2010. See Note 3 — Regulatory Matters for additional information regarding the Illinois legislation for recovery of uncollectible accounts.

(d)	Relates primarily to prepaid utility taxes.
(e)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this liability and refunding customers in January 2008. The regulatory liability associated with the PURTA settlement was fully amortized in January 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Balance Sheet Information

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of March 31, 2010 and December 31, 2009:

March 31, 2010	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$9,119	(a)	$4,283	(a)	$2,159	$2,456
Accounts receivable:
Allowance for uncollectible accounts	255		31		97	127

December 31, 2009	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$9,023	(b)	$4,214	(b)	$2,129	$2,442
Accounts receivable:
Allowance for uncollectible accounts	225		31		77	117

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,377 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,383 million.

The following tables provide information about accumulated OCI (loss) recorded (after tax) within the consolidated Balance Sheets of the Registrants as of March 31, 2010 and December 31, 2009:

March 31, 2010	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	934	1,708	—	1
Pension and non-pension postretirement benefit plans	(2,629)	—	—	—

Total accumulated other comprehensive income (loss)	$(1,695)	$1,708	$—	$1

December 31, 2009	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	551	1,157	—	1
Pension and non-pension postretirement benefit plans	(2,640)	—	—	—

Total accumulated other comprehensive income (loss)	$(2,089)	$1,157	$—	$1

14.    Segment Information (Exelon, Generation, ComEd and PECO)

During the first quarter of 2010, Exelon and Generation concluded that Generation no longer operates as a single reportable segment, primarily due to a change in the financial information regularly evaluated by the chief operating decision maker (CODM) in determining resource allocation and assessing performance. Certain regional results of Generation’s power marketing activities are now being provided to the CODM and in other public disclosures. As a result, beginning in the first quarter of 2010, Generation has three reportable segments consisting of Mid-Atlantic, Midwest and South. Consequently, Exelon has five reportable segments consisting of Mid-Atlantic, Midwest and South in Generation and ComEd and PECO. Prior period presentation has been adjusted for comparative purposes.

Mid-Atlantic represents Generation’s operations primarily in Pennsylvania, New Jersey and Maryland; Midwest includes operations in Illinois and Indiana; and South includes operations primarily in Texas, Georgia and Oklahoma. Exelon and Generation evaluate the performance of Generation’s power marketing activities in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Mid-Atlantic, Midwest and South based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Fuel expense includes the fuel costs for internally generated energy. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a region. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.

ComEd and PECO each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. PECO has two operating segments, electric and gas delivery, which are aggregated into one reportable segment primarily due to their similar economic characteristics and the regulatory environments in which they operate. Exelon evaluates the performance of ComEd and PECO based on net income.

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2010 and 2009 is as follows:

	Generation(a)	ComEd	PECO	Other	Intersegment Eliminations	Exelon
Total revenues(b):
2010	$2,421	$1,415	$1,455	$182	$(1,012)	$4,461
2009	2,601	1,553	1,514	184	(1,130)	4,722
Intersegment revenues(c):
2010	$827	$1	$1	$182	$(1,011)	$—
2009	944	1	2	184	(1,131)	—
Net income (loss):
2010	$561	$116	$101	$(29)	$—	$749
2009	528	114	113	(41)	(2)	712
Total assets:
March 31, 2010	$24,037	$21,013	$9,281	$5,957	$(9,547)	$50,741
December 31, 2009	22,406	20,697	9,019	6,088	(9,030)	49,180

(a)

Generation represents the three segments, Mid-Atlantic, Midwest and South, and Other shown below. Intersegment revenues for the three months ended March 31, 2010 and 2009, represent Mid-Atlantic revenue from sales to PECO of $458 million and $505 million, respectively, and Midwest revenue from sales to ComEd of $369 million and $439 million, respectively.

(b)

For the three months ended March 31, 2010 and 2009, utility taxes of $50 million and $66 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2010 and 2009, utility taxes of $63 million and $59 million, respectively, are included in revenues and expenses for PECO.

(c)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the 2009 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Mid-Atlantic	Midwest	South	Other(b)	Generation
Total revenues(a):
2010	$780	$1,351	$148	$142	$2,421
2009	854	1,451	175	121	2,601
Revenues net of purchased power and fuel expense:
2010	$613	$994	$(47)	$262	$1,822
2009	694	1,075	(33)	180	1,916

(a)

Includes all sales to third parties and affiliated sales to ComEd and PECO. For the three months ended March 31, 2010 and 2009, there were no transactions among Generation’s reportable segments, which would result in intersegment revenue for Generation.

(b)	Includes retail gas, proprietary trading, other revenue and mark-to-market activities as well as amounts paid related to the Illinois Settlement Legislation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions except per share data, unless otherwise noted)

EXELON CORPORATION

General

Exelon, a utility services holding company, operates through the following principal subsidiaries:

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

Exelon has five reportable segments consisting of Mid-Atlantic, Midwest and South in Generation and ComEd and PECO. See Note 14 of the Combined Notes to Consolidated Financial Statements for segment information.

Through its business services subsidiary, BSC, Exelon provides its subsidiaries with a variety of support services at cost. The costs of these services are directly charged or allocated to the applicable operating segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

Executive Overview

Financial Results.    Exelon’s net income was $749 million for the three months ended March 31, 2010 as compared to $712 million for the three months ended March 31, 2009, and diluted earnings per average common share were $1.13 for the three months ended March 31, 2010 as compared to $1.08 for the three months ended March 31, 2009. All amounts presented below are before the impact of income taxes, except as noted.

Exelon’s results for the three months ended March 31, 2010 were impacted by lower revenue net of purchased power and fuel expense of $61 million. This decrease was primarily due to unfavorable market and portfolio conditions at Generation of $56 million. In addition, Exelon was impacted by decreased nuclear output at Generation of $44 million as a result of a higher number of outage days and higher nuclear fuel costs of $28 million. Partially offsetting these decreases were increased net mark-to-market gains from Generation’s hedging activities of $48 million and lower costs at Generation associated with the Illinois Settlement Legislation of $31 million.

The decrease in Exelon’s revenue net of purchased power and fuel expense was more than offset by the decrease in operating and maintenance expense of $299 million. This decrease was primarily due to the effects of 2009 activities, including the $223 million impairment of the Handley and Mountain Creek stations and $13 million in expenses associated with Exelon’s proposed acquisition of NRG Energy, Inc. (NRG), which was terminated in July 2009. In addition, ComEd recorded the reversal of 2008 and 2009 under-collection of annual uncollectible accounts expense of $70 million due to the February 2010 approval by the ICC of ComEd’s uncollectible accounts expense rider mechanism, partially offset by a one-time contribution of $10 million associated with the ICC’s approval.

Operating and maintenance expense also decreased across the Registrants due to the impact of Exelon’s ongoing cost management initiative that began in 2009. PECO continued to generate additional cost savings through enhancements to credit processes and increased collection and termination activities, which reduced the allowance for uncollectible accounts expense by $10 million. These cost savings were partially offset by $57 million in additional planned nuclear outage costs at Generation, including the effect of the extended refueling outage at TMI to install steam generators, and $13 million in incremental storm costs in the PECO service territory.

Depreciation and amortization expense increased due to a scheduled increase in CTC amortization expense at PECO of $36 million in accordance with its 1998 restructuring settlement, increased depreciation expense of $25 million across the Registrants primarily due to ongoing capital expenditures and accelerated depreciation expense of $15 million associated with the planned retirement of four fossil generating units.

Exelon’s results were also significantly affected by NDT net gains of $46 million in 2010 compared to net losses of $56 million in 2009 for Non-Regulatory Agreement Units as a result of improved market performance. This impact was partially offset by the impact of interest and tax benefits of $42 million (after taxes) recorded in the first quarter of 2009 related to an Illinois Supreme Court decision granting Illinois investment tax credits to Exelon, which was subsequently reversed in the third quarter of 2009.

Finally, in the first quarter of 2010, Exelon recorded a $65 million charge to income tax expense as a result of health care legislation passed in March 2010 that includes a provision that reduces the deductibility of retiree prescription drug benefits for Federal income tax purposes.

For further detail regarding the first quarter 2010 Financial Results, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended March 31, 2010 were $662 million, or $1.00 per diluted share, compared with adjusted (non-GAAP) operating earnings of $797 million, or $1.20 per diluted share, for the same period in 2009. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2010 as compared to the same period in 2009:

(All amounts after tax)	Three Months Ended March 31,
	2010		2009
		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$749	$1.13	$712	$1.08
Illinois Settlement Legislation(a)	2	—	21	0.03
Mark-to-Market Impact of Economic Hedging Activities(b)	(142)	(0.21)	(112)	(0.17)
Unrealized (Gains) Losses Related to NDT Fund Investments(c)	(20)	(0.03)	33	0.05
Retirement of Fossil Generating Units(d)	8	0.01	—	—
Non-Cash Charge Resulting From Health Care Legislation(e)	65	0.10	—	—
NRG Acquisition Costs(f)	—	—	8	0.01
Impairment of Certain Generating Assets(g)	—	—	135	0.20

Adjusted (non-GAAP) Operating Earnings	$662	$1.00	$797	$1.20

(a)

Reflects credits issued by ComEd and Generation for the three months ended March 31, 2010 and 2009, respectively, as a result of the Illinois Settlement Legislation (net of taxes of $1 million and $12 million). See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s and ComEd’s rate relief commitments.

(b)

Reflects the impact of (gains) losses for the three months ended March 31, 2010 and 2009, respectively, on Generation’s economic hedging activities (net of taxes of $(91) million and $(73) million). See Note 6 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(c)

Reflects the impact of (gains) losses for the three months ended March 31, 2010 and 2009, respectively, on Generation’s NDT fund investments (net of taxes of $(38) million and $63 million). See Note 10 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(d)

Primarily reflects incremental accelerated depreciation expense for the three months ended March 31, 2010, associated with the planned retirement of four fossil generating units (net of taxes of $5 million). See “Results of Operations – Generation” for additional detail related to the generating unit retirements.

(e)

Reflects a non-cash charge to income taxes related to the passage of Federal health care legislation, which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits for Federal income tax purposes to the extent they are reimbursed under Medicare Part D. See Note 9 of the Combined Notes to the Consolidated Financial Statements for additional detail related to the impact of the health care legislation.

(f)	Reflects external costs incurred for the three months ended March 31, 2009, associated with Exelon’s proposed acquisition of NRG, which was terminated in July 2009 (net of taxes of $5 million).
(g)

Reflects the impairment for the three months ended March 31, 2009, of the Handley and Mountain Creek stations recorded during the first quarter of 2009 (net of taxes of $88 million). See “Results of Operations – Generation” for additional detail related to asset impairments.

Outlook for the Remainder of 2010 and Beyond.

Economic and Market Conditions

•

Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, and, in particular, the price of natural gas and coal, which drive the wholesale market prices that Generation’s nuclear power plants can command, (2) the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, and (3) the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs.

The use of new technologies to recover natural gas from shale deposits is expected to increase natural gas supply and reserves, which will tend to place downward pressure on natural gas prices and could reduce Exelon’s revenues. Additionally, beginning in late 2008, the weak world economy reduced the international demand for coal, oil and natural gas, and led to sharply lower fossil fuel prices putting downward pressure on electricity prices. The same economic weakness has also resulted in lower demand for electricity, although ComEd and PECO now project slight increases in load demand in 2010 as compared to load declines experienced in 2009.

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impacts of market price volatility. Although Exelon’s hedging policies have helped protect Exelon’s earnings as wholesale market prices have declined, sustained increases in natural gas supply and reserve levels, or a slow recovery of the economy, could result in a prolonged depression of or further decline in commodity prices and in long-term sluggish load demand.

New Growth Opportunities

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking earnings, cash flow and financial risk into account. During 2009, Generation announced a series of planned power uprates across its nuclear fleet that will generate between 1,300 and 1,500 MW of additional generation capacity within eight years. The uprate projects represent a total investment of approximately $3.5 billion, as measured in current costs. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately one half of the planned uprates, are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remainder of uprate MW will come from additional projects across Generation’s nuclear fleet beginning in 2010 and ending in 2017. At 1,500 nuclear-generated MW, the uprates would displace 8 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates have an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

•

Effective April 12, 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum allowable grant under the program, for its SGIG project, Smart Future Greater Philadelphia. The SGIG project has a budget of approximately $436 million and includes approximately $7 million related to demonstration projects by two sub-recipients. Under Act 129, PECO is required to transition its electric customers to smart meters over a period of 15 years. On April 22, 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan. In total, over the next ten years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG from the DOE will be used to significantly reduce the impact of those investments on PECO ratepayers.

•

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

•	In the third quarter of 2009, Exelon established Exelon Transmission Company, which is a new venture that will seek to capitalize on the growing national market for new transmission lines. Exelon

Transmission Company enters a market in which U.S. companies are projected to spend $60-$100 billion on transmission development projects by 2020. New transmission projects have the potential to reduce congestion, improve reliability, and facilitate movement of renewable energy, such as wind and solar, to population centers where it is needed most. Exelon will leverage existing members of management for the initial phases of the business development work. Exelon Transmission Company’s portfolio will evolve over time and may include projects with both traditional, regulated profiles as well as more competitive, market-based investments. Exelon expects to provide up to approximately $10 million in funding to Exelon Transmission Company in 2010 for business and project development work. Additional expenditures will be determined on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

Liquidity and Cost Management

•

Exelon is subject to significant ongoing cost pressures during these challenging economic times. Exelon is committed to operating its businesses responsibly and managing its operating and capital costs in a manner that serves its customers and produces value for its shareholders. Exelon is also committed to an ongoing strategy to make itself more effective, efficient and innovative. In 2009, Exelon launched a company-wide cost management initiative, which combines short-term actions with long-term change. In the short-term, Exelon realized cost savings, primarily as a result of the elimination of 500 positions within BSC and ComEd in 2009, productivity improvements and stringent controls on supply spending, contracting and overtime costs. Exelon is committed to maintaining a cost control focus and expects to largely offset increasing pension and benefits expense and general inflation in 2010 with additional cost savings, including freezing executive salaries and reducing employee benefits. With regard to long-term changes, Exelon is analyzing cost trends over the past five years to identify future cost savings opportunities and implementing more planning and performance-measurement tools that allow it to better identify areas for sustainable productivity improvements and cost reductions across the Registrants.

•

On March 25, 2010, ComEd replaced its $952 million credit facility with a similar $1 billion unsecured revolving credit facility that extends to March 25, 2013. Although the covenants are largely the same as the prior facility, the new facility has higher borrowing costs, reflecting current market pricing. See Note 5 of the Combined Notes to Consolidated Financial Statements for further information regarding those costs. Exelon, Generation’s, and PECO’s credit facilities largely extend through October 2012. These credit facilities currently provide sufficient liquidity to each of the Registrants. Upon maturity of these credit facilities, Exelon, Generation and PECO may not be able to renew or replace these existing facilities at current terms or commitment levels from banks. Consequently, Exelon, Generation, and PECO may face increased costs for liquidity needs and may choose to establish alternative liquidity sources to supply the balance of their needs beginning in 2011.

Regulatory Matters

•

In 2009, comprehensive legislation was enacted into law in Illinois which provides public utility companies the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with the legislation, with minor modifications. As a result of the ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense for the cumulative under-collections in 2008 and 2009. Recovery of the regulatory asset associated with 2008 and 2009 activities will take place over an approximate 14-month time frame beginning in April 2010. The recovery or refund of the difference in the uncollectible accounts expense applicable to the years starting with January 1, 2010, will take place over a 12-month time frame beginning in June of the following year. In addition, ComEd recorded a one-time charge of

$10 million to operating and maintenance expense in the first quarter of 2010 for a contribution to the Supplemental Low-Income Energy Assistance Fund as required by the legislation. The fund is used to assist low-income residential customers.

•	ComEd anticipates filing an electric distribution rate increase request with the ICC in the second quarter of 2010.

•

On March 31, 2010, PECO filed separate petitions before the PAPUC for increases of $316 million and $44 million to its service revenues for electric and natural gas delivery, respectively. The requested rate of return on common equity under the electric and natural gas delivery rate cases is 11.75%. The requested increase in delivery rates for electric and natural gas as a result of the rate cases is 6.94% and 5.28%, respectively. If approved as requested, the new electric and gas delivery rates would take effect no later than January 1, 2011. The results of the rate cases are expected to be known in the fourth quarter of 2010. PECO cannot predict how much of the requested increases the PAPUC will approve.

•

In accordance with the DSP Program, PECO has completed two competitive procurements for electric supply for default electric service customers commencing January 2011. PECO plans to conduct two additional competitive procurements in 2010. As of March 31, 2010, PECO has procured approximately 50% of the total estimated electric supply needed to serve the residential customer class in 2011. The results of these procurements indicate a price increase of 1.2%, on average, over current prices for residential customers. The actual price change will not be known until all the scheduled procurements have been completed.

Environmental Matters

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

•

In 2008, Exelon expanded its commitment to GHG reduction with the announcement of a comprehensive business and environmental strategic plan. The plan, Exelon 2020, details an enterprise-wide strategy and a wide range of initiatives being pursued by Exelon to reduce, offset, or displace more than 15 million metric tons of GHG emissions per year by 2020 (from 2001 levels). See Item 1. General Business of Exelon’s 2009 Annual Report on Form 10-K for further discussion of Exelon’s voluntary GHG emissions reductions.

See Note 12 of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Health Care Reform Legislation

•

The Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act was enacted into law in March 2010. This health care legislation includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree health care costs to the extent an employer’s postretirement health care plan receives Federal subsidies that provide retiree prescription drug benefits at least equivalent to Medicare prescription drug benefits. Although this change does not take effect immediately, the Registrants are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, Exelon recorded total after-tax charges of approximately $65 million to income tax expense to reverse deferred tax assets previously established. Of this total, Generation, ComEd and PECO recorded charges of $24 million, $11 million and $9 million, respectively.

The reduction of these income tax deductions is also estimated to increase Exelon’s total annual income tax expense by approximately $10 million to $15 million. Of this total, Generation’s, ComEd’s and PECO’s annual income tax expense is estimated to increase $5 million to $8 million, $3 million to $4 million and $1 million to $2 million, respectively.

The Registrants are evaluating what other impacts, if any, the health care legislation may have on their future results of operations, cash flows or financial positions, and if plan structure changes are necessary. In particular, the Registrants are monitoring available guidance regarding a tax to be imposed on certain plans beginning in 2018, whereby premiums paid over a prescribed threshold will be taxed at a 40% rate.

Competitive Markets

•

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2010 and 2011. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation currently hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2010, the percentage of expected generation hedged was 95%-98%, 79%-82% and 48%-51% for 2010, 2011 and 2012, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate this price risk in subsequent years as well. PECO has transferred substantially all of its commodity price risk related to its procurement of electricity to Generation through a PPA that expires on December 31, 2010. Since PECO entered into its PPA with Generation, market prices for energy have generally been higher than the generation rates PECO has paid for purchased power, which represents the rates paid by PECO customers. Generation’s margins on its other sales have therefore generally been higher. The expiration of the PPA with PECO at the end of 2010 will likely result in increases in margins earned by Generation beginning in 2011 for the portion of Generation’s electricity portfolio previously sold to PECO under the PPA. While Generation’s three-year ratable hedging program considers the expiration of the PPA the ultimate impact of entering into new power supply contracts will depend on a number of factors, including future wholesale market prices, capacity markets, energy demand and the effects of any new applicable Pennsylvania laws and or rules and regulations promulgated by the PAPUC. Both PECO and ComEd mitigate exposure to commodity price risk through the recovery of procurement costs from retail customers.

•

Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 56% of Generation’s uranium concentrate requirements from 2010 through 2014 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2009 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At March 31, 2010, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2009.

New Accounting Pronouncements

See Note 2 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations

Net Income (Loss) by Registrant

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2010	2009
Generation	$561	$528	$33
ComEd	116	114	2
PECO	101	113	(12)
Other	(29)	(43)	14

Exelon	$749	$712	$37

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2010	2009
Operating revenues	$2,421	$2,601	$(180)
Purchased power and fuel expense	599	685	86

Revenue net of purchased power and fuel expense(a)	1,822	1,916	(94)
Operating other expenses
Operating and maintenance	740	928	188
Depreciation and amortization	109	76	(33)
Taxes other than income	57	50	(7)

Total other operating expenses	906	1,054	148

Operating income	916	862	54

Other income and deductions
Interest expense	(35)	(29)	(6)
Loss in equity method investments	—	(1)	1
Other, net	79	(82)	161

Total other income and deductions	44	(112)	156

Income before income taxes	960	750	210
Income taxes	399	222	(177)

Net income	$561	$528	$33

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

Net Income

Generation’s net income for the three months ended March 31, 2010 increased compared to the same period in 2009 primarily due to lower operating and maintenance expense, favorable NDT fund performance and lower costs associated with the Illinois Settlement Legislation; partially offset by lower operating revenues, net of purchased power and fuel expense. Lower operating and maintenance expense primarily reflected the impacts of the impairment of certain generating assets in 2009, partially offset by increased nuclear refueling outage costs associated with the higher number of refueling outage days in 2010. Lower operating revenues, net of purchased power and fuel expense, were largely due to unfavorable portfolio and market conditions, decreased nuclear output as a result of more planned refueling outage days in 2010; partially offset by increased mark-to-market gains on economic hedging activities.

Revenue Net of Purchased Power and Fuel Expense

Generation primarily operates in three segments: the Mid-Atlantic, representing operations primarily in Pennsylvania, New Jersey and Maryland; the Midwest, including operations in Illinois and Indiana; and the South, where the most significant operations are located in Texas, Georgia and Oklahoma.

Generation evaluates the operating performance of its power marketing activities using the measure of revenue net of purchased power and fuel expense. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Fuel expense includes the fuel costs for internally generated energy. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a region.

For the three months ended March 31, 2010 and 2009, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,		Variance	% Change
	2010	2009
Mid-Atlantic(a)(b)	$613	$694	$(81)	-11.7%
Midwest(b)	994	1,075	(81)	-7.5%
South	(47)	(33)	(14)	-42.4%

Total electric revenue net of purchased power and fuel expense	$1,560	$1,736	$(176)	-10.1%
Trading portfolio	6	—	6	n.m.
Mark-to-market	233	185	48	25.9%
Other(c)	23	(5)	28	n.m.

Total revenue net of purchased power and fuel expense	$1,822	$1,916	$(94)	-4.9%

(a)	Included in the Mid-Atlantic are the results of generation in New England.
(b)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(c)	Includes retail gas activities and other operating revenues, which primarily includes amounts paid related to the Illinois Settlement Legislation.

Generation’s supply sources by region are summarized below:

Supply source in GWh	Three Months Ended March 31,		Variance	% Change
	2010	2009
Nuclear generation
Mid-Atlantic(a)	11,776	12,104	(328)	-2.7%
Midwest	22,333	23,278	(945)	-4.1%
Fossil and hydro generation
Mid-Atlantic(b)	2,564	2,629	(65)	-2.5%
Midwest	—	1	(1)	-100.0%
South	119	135	(16)	-11.9%
Purchased power(c)
Mid-Atlantic	463	502	(39)	-7.8%
Midwest	1,914	2,151	(237)	-11.0%
South	2,701	3,424	(723)	-21.1%
Total supply by region
Mid-Atlantic	14,803	15,235	(432)	-2.8%
Midwest	24,247	25,430	(1,183)	-4.7%
South	2,820	3,559	(739)	-20.8%

Total supply	41,870	44,224	(2,354)	-5.3%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem Generating Station (Salem), which is operated by PSEG Nuclear, LLC
(b)	Includes generation in New England.
(c)	Includes non-PPA purchases of 809 GWh in both 2010 and 2009.

Generation’s sales are summarized below:

Sales (in GWh)(a)	Three Months Ended March 31,		Variance	% Change
	2010	2009
ComEd(b)	3,428	5,537	(2,109)	-38.1%
PECO	10,228	10,223	5	0.0%
Market and retail(c)	28,214	28,464	(250)	-0.9%

Total electric sales	41,870	44,224	(2,354)	-5.3%

(a)	Excludes trading volumes of 920 GWh and 2,331 GWh for 2010 and 2009, respectively.
(b)	Represents sales under the 2006 ComEd auction.
(c)	Includes sales under the ComEd RFP, settlements under the ComEd swap and sales of RECs.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

$/MWh	Three Months Ended March 31,		% Change
	2010	2009
Mid-Atlantic(a)	$41.41	$45.56	-9.1%
Midwest(a)(b)	$41.00	$42.26	-3.0%
South	$(16.67)	$(9.18)	-81.6%
Electric revenue net of purchased power and fuel expense per MWh(c)	$37.26	$39.25	-5.1%

(a)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(b)	Includes sales to ComEd under its RFP of $87 million (2,574 GWh) and $58 million (898 GWh) and settlements of the ComEd swap of $63 million and $31 million in 2010 and 2009, respectively.
(c)

Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three months ended March 31, 2010 and 2009 and excludes the mark-to-market impact of Generation’s economic hedging activities.

Mid-Atlantic

The $81 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to unfavorable pricing related to PECO’s PPA with Generation. Additionally, a decrease in the amount produced from owned generation resulted in less energy available for market sales.

Midwest

The $81 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to decreased prices realized for sales, including the ComEd RFP, of the volumes previously sold under the 2006 ComEd auction contracts. Additionally, a decrease in the amount produced from owned generation in the region and a decrease in purchased power resulted in less energy available for market sales. These decreases were offset by increased favorable settlements on the ComEd swap.

South

In the South, there are certain long-term purchase power agreements that have fixed capacity payments based on unit availability. The extent to which these fixed payments are recovered is dependent on market conditions. The decrease in revenue net of purchased power and fuel expense in the South of $14 million was due to lower realized margins due to unfavorable market conditions.

Mark-to-market

Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on power hedging activities were $185 million for the three months ended March 31, 2010, including the impact of the changes in ineffectiveness, compared to gains of $201 million for the three months ended March 31, 2009. Mark-to-market gains on fuel hedging activities were $48 million for the three months ended March 31, 2010 compared to losses of $16 million for the three months ended March 31, 2009. See Notes 7 and 8 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

The increase in other revenues was primarily due to $31 million in reduced customer credits issued to ComEd and Ameren associated with the Illinois Settlement Legislation further described in Note 3 of the Combined Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2010	2009
Nuclear fleet capacity factor(a)	92.3%	96.2%
Nuclear fleet production cost per MWh(a)	$18.97	$15.98

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor decreased primarily due to more refueling outage days during the three months ended March 31, 2010 compared to the same period in 2009. For the three months ended March 31, 2010 and 2009, refueling outage days totaled 101 and 34, respectively. The increase in refueling outage days is primarily due to the timing of refueling outage activities performed in 2010 compared to 2009. Additionally, the 2009 refueling outage at Three Mile Island Generating Station extended 23 days into 2010. A lower number of net MWhs generated and higher operating and maintenance costs associated with the higher number of refueling outage days resulted in a higher production cost per MWh for the three months ended March 31, 2010 as compared to the same period in 2009.

Operating and Maintenance Expense

The change in operating and maintenance expense for the three months ended March 31, 2010 compared to the same period in 2009, consisted of the following:

Increase (Decrease)
Impairment of certain generating assets in 2009(a)	$(223)
Labor, other benefits, contracting and materials(b)	(16)
Nuclear refueling outage costs, including the co-owned Salem plant(c)	57
Pension and non-pension postretirement benefits expense	8
Other	(14)

Decrease in operating and maintenance expense	$(188)

(a)	See Note 4 of the 2009 Form 10-K for further information.
(b)	Primarily reflects the impact of Exelon’s cost saving program that began in 2009.
(c)	Reflects the impact of increased planned refueling outages in 2010.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the change in the estimated useful lives associated with the plant shutdowns announced in December 2009. The change in estimated useful lives further described in Note 8 of the Combined Notes to Consolidated Financial Statements resulted in an increase of $15 million for the three months ended March 31, 2010 compared to the same period in 2009. Additionally, Generation completed a depreciation rate study during the first quarter of 2010, which resulted in a change in depreciation rate. The change in depreciation rate resulted in an increase of $5 million for the three months ended March 31, 2010 compared to the same period in 2009. The change in depreciation rate is expected to increase depreciation expense by approximately $21 million for the year ending December 31, 2010 as compared to the same period in 2009. The remaining increase in depreciation expense primarily reflected higher plant balances due to capital additions and upgrades to existing facilities.

Taxes Other Than Income

The increase in taxes other than income for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to increased property and payroll taxes.

Interest Expense

The increase in interest expense for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to a net increase in long-term debt outstanding as a result of issuances in 2009, further described in Note 9 of the 2009 Form 10-K. The increase in long-term debt resulted in approximately $9 million higher interest expense for the three months ended March 31, 2010 compared to the same period in 2009. This increase in interest expense is partially offset by a $3 million decrease in interest expense related to uncertain tax positions.

Other, Net

The increase in other, net primarily reflects the change in unrealized position for the three months ended March 31, 2010 compared to the same period in 2009 related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. The increase in other, net also reflects $31 million of income in 2010 compared to $35 million of expense in 2009 related to the contractual elimination of income tax expense in 2010 and income tax benefit in 2009 associated with the NDT funds of the Regulatory Agreement Units.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in other, net for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net unrealized gains (losses) on decommissioning trust funds	$35	$(64)
Net realized losses on sale of decommissioning trust funds	$—	$(4)

Effective Income Tax Rate

The effective income tax rate was 41.6% for the three months ended March 31, 2010 compared to 29.6% for the same period during 2009. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2010	2009
Operating revenues	$1,415	$1,553	$(138)
Purchased power expenses	753	882	129

Revenue net of purchased power(a)	662	671	(9)

Other operating expenses
Operating and maintenance	159	253	94
Operating and maintenance for regulatory required programs	19	11	(8)
Depreciation and amortization	130	123	(7)
Taxes other than income	63	78	15

Total other operating expenses	371	465	94

Operating income	291	206	85

Other income and deductions
Interest expense, net	(84)	(83)	(1)
Other, net	3	32	(29)

Total other income and deductions	(81)	(51)	(30)

Income before income taxes	210	155	55
Income taxes	94	41	(53)

Net income	$116	$114	$2

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

Net Income

ComEd’s net income for the three months ended March 31, 2010 compared to the same period in 2009 reflected lower operating and maintenance expenses primarily due to the reversal of 2008 and 2009 under-collection of annual uncollectible accounts expense due to the February 2010 approval by the ICC of ComEd’s uncollectible accounts expense rider mechanism, the effects of Exelon’s ongoing cost management initiative that began in 2009 and a reduction of taxes other than income taxes. These changes were partially offset by the first quarter 2009 impact of benefits associated with an Illinois Supreme Court decision granting Illinois Investment Tax Credits to ComEd, which was reversed in the third quarter 2009, and the 2010 impact of Federal health care legislation signed into law in March 2010.

Operating Revenues Net of Purchased Power Expense

There are certain drivers to revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenue net of purchased power expense. See Note 2 of the 2009 Form 10-K for additional information on ComEd’s electricity procurement process.

Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation services.

Details of ComEd’s retail customers purchasing electricity from competitive electric generation suppliers for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
	2010	2009
Number of customers at period end	54,200	44,200
Percentage of total retail customers	1%	1%
Volume (GWh)	11,181	11,114
Percentage of total retail deliveries	51%	50%

The changes in ComEd’s electric revenue net of purchased power expense for the three months ended March 31, 2010 compared to the same period in 2009 consisted of the following:

Increase (Decrease)
Energy efficiency and demand response programs	$8
Transmission	3
Volume — delivery	(1)
Franchise taxes	(2)
Mutual assistance provided to other utilities	(3)
Weather — delivery	(5)
Other	(9)

Total decrease	$(9)

Energy efficiency and demand response programs

As a result of the Illinois Settlement Legislation, utilities are required to provide energy efficiency and demand response programs and are allowed recovery of the costs of these programs from customers on a full and current basis through a reconcilable automatic adjustment clause. During the three months ended March 31, 2010, ComEd recognized $18 million of revenue associated with these programs, compared to $10 million for the same period in 2009. These amounts were offset by equal amounts in operating and maintenance expense for regulatory required programs.

Transmission

Transmission revenues net of purchased power expense increased primarily due to higher transmission rates effective June 1, 2009, resulting from ComEd’s FERC approved formula rate. See Note 2 of the 2009 Form 10-K for additional information.

Volume — delivery

Revenues net of purchased power expense decreased in the first quarter of 2010 compared to the same period in 2009 as a result of lower delivery volume, exclusive of the effects of weather, reflecting decreased average usage per customer.

Franchise taxes

Revenues were lower in the first quarter of 2010 compared to the same period in 2009 due to decreased franchise taxes. The majority of franchise taxes are based on a percentage of customers’ bills.

Mutual assistance provided to other utilities

Mutual assistance revenues decreased in the three months ended March 31, 2010 compared to the same period in 2009. Mutual assistance revenues result from providing employees and resources to other utilities affected by significant outages in order to restore power.

Weather — delivery

Revenues net of purchased power expense were lower in the three months ended March 31, 2010 compared to the same period in 2009 due to unfavorable weather conditions. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. The changes in heating degree days in ComEd’s service territory for the three months ended March 31, 2010 and 2009 consisted of the following:

Heating Degree-Days	2010	2009	Normal	% Change
				From 2009	From Normal
Heating Degree-Days	3,110	3,320	3,208	(6.3)%	(3.1)%

Other

Other revenues were lower in 2010 compared to 2009. Other revenues include revenues related to late payment charges, rental revenues and recoveries of environmental remediation costs associated with MGP sites.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three months ended March 31, 2010 compared to the same period in 2009, consisted of the following:

Increase (Decrease)
2010 ICC Order(a)	$(60)
Contracting(b)	(13)
Wages and salaries(b)	(7)
Corporate allocations(b)	(4)
Other	(10)

Decrease in operating and maintenance expense	$(94)

(a)

On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with Illinois legislation providing public utilities the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism starting with 2008 and prospectively. As a result of the ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense for the cumulative-under collections in 2008 and 2009. In addition, ComEd recorded a one time contribution of $10 million associated with this legislation.

(b)	Reflects the impact of Exelon’s ongoing cost management initiative that began in 2009.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to higher plant balances.

Taxes Other Than Income

Taxes other than income decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of a refund of electricity distribution taxes received in 2010.

Other, Net

Other, net decreased for the three months ended March 31, 2010 compared to 2009 primarily due to $29 million of interest income recorded in the first quarter of 2009 associated with the 2009 Illinois Supreme Court ruling concerning ComEd’s claim for refunds for Illinois investment tax credits, which was reversed in the third quarter of 2009. See Note 10 of the 2009 Form 10-K for additional information.

Effective Income Tax Rate

The effective income tax rate was 44.8% for the three months ended March 31, 2010 compared to 26.5% for the same period during 2009. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2010	2009
Retail Delivery and Sales(a)
Residential	6,943	7,063	(1.7)%	0.1%
Small commercial & industrial	7,930	8,149	(2.7)%	(1.7)%
Large commercial & industrial	6,663	6,775	(1.7)%	(1.1)%
Public authorities & electric railroads	367	346	6.1%	9.1%

Total Retail	21,903	22,333	(1.9)%	(0.8)%

	As of March 31,
Number of Electric Customers	2010	2009
Residential	3,441,055	3,438,554
Small commercial & industrial	361,370	359,523
Large commercial & industrial	1,967	2,059
Public authorities & electric railroads	4,986	5,045

Total	3,809,378	3,805,181

	Three Months Ended March 31,
Electric Revenue	2010	2009	% Change
Retail Delivery and Sales(a)
Residential	$778	$846	(8.0)%
Small commercial & industrial	387	449	(13.8)%
Large commercial & industrial	97	100	(3.0)%
Public authorities & electric railroads	18	15	20.0%

Total Retail	1,280	1,410	(9.2)%

Other Revenue(b)	135	143	(5.6)%

Total Electric Revenues	$1,415	$1,553	(8.9)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from ComEd and customers electing to receive electric generation services from a competitive electric generation supplier. All customers are assessed charges for delivery. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy.

(b)	Other revenue primarily includes transmission revenue from PJM. Other items include late payment charges and mutual assistance program revenues.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2010	2009
Operating revenues	$1,455	$1,514	$(59)
Purchased power and fuel	735	836	101

Revenue net of purchased power and fuel (a)	720	678	42

Other operating expenses
Operating and maintenance	181	177	(4)
Operating and maintenance for regulatory required programs	8	—	(8)
Depreciation and amortization	265	225	(40)
Taxes other than income	72	66	(6)

Total other operating expenses	526	468	(58)

Operating income	194	210	(16)

Other income and deductions
Interest expense, net	(45)	(50)	5
Loss in equity method investments	—	(7)	7
Other, net	4	5	(1)

Total other income and deductions	(41)	(52)	11

Income before income taxes	153	158	(5)
Income taxes	52	45	(7)

Net income	101	113	(12)
Preferred stock dividends	1	1	—

Net income on common stock	$100	$112	$(12)

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

Net Income

The decrease in net income was driven primarily by increased operating expenses, which were partially offset by increased operating revenue net of purchased power and fuel expense and decreased interest expense. The increase in revenue net of purchased power and fuel expense was primarily related to lower electric energy prices under the PPA with Generation, which was partially offset by unfavorable weather in PECO’s service territory during the three months ended March 31, 2010 as compared to 2009. PECO’s operating expenses increased as a result of higher scheduled CTC amortization expense, higher storm related costs and the 2010 impact of Federal health care legislation recently signed into law. The increase in operating expenses was partially offset by decreased allowance for uncollectible accounts expense.

Operating Revenues, Purchased Power and Fuel Expense

There are certain drivers to operating revenue that are fully offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and customer choice programs. Gas revenues and fuel expense are affected by fluctuations in natural gas procurement costs. PECO’s purchased natural gas cost rates charged to customers are subject to quarterly adjustments designed to recover or refund the difference between the actual cost of purchased natural gas and the amount included in rates in accordance with the PAPUC’s PGC. Therefore, fluctuations in natural gas procurement costs have no impact on gas revenue net of fuel expense. The average purchased gas cost rate per mmcf was $7.99 and $9.72 for three months ended March 31, 2010 and 2009, respectively. PECO’s electric generation rates charged to customers are capped until December 31, 2010 in accordance with the 1998 restructuring settlement. Under PECO’s full requirements PPA with Generation, purchased power costs are based on the rates charged to customers. Electric revenues and purchased power expense fluctuate in relation to customer class usage as each customer class is charged a different capped electric generation rate; however, there is no impact on electric revenue net of purchased power expense.

Electric revenues and purchased power expense are also affected by fluctuations in participation in the Customer Choice Program. All PECO customers have the choice to purchase energy from a competitive electric generation supplier. This customer choice of electric generation suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. The number of retail customers purchasing energy from a competitive electric generation supplier was 21,200 and 23,400 at March 31, 2010 and 2009, respectively, representing 1% and 2% of total retail customers, respectively.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended March 31, 2010 compared to the same period in 2009, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(5)	$(5)	$(10)
Volume	1	1	2
CTC recoveries	45	—	45
Regulatory programs cost recovery	8	—	8
Other	(1)	(2)	(3)

Total increase (decrease)	$48	$(6)	$42

Weather

The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Electric and natural gas revenues net of purchased power expense were lower due to the impact of unfavorable 2010 weather conditions in PECO’s service territory. Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business.

The changes in heating degree days in PECO’s service territory for the three months ended March 31, 2010 compared to the same period in 2009 consisted of the following:

Heating Degree-Days	2010	2009	Normal	% Change
				From 2009	From Normal
Heating Degree-Days	2,411	2,534	2,510	(4.9)%	(3.9)%

Volume

The increase in revenues net of purchased power and fuel expense as a result of higher delivery volume, exclusive of the effects of weather, reflected increased electric and gas usage per customer in the residential customer class.

CTC Recoveries

The increase in electric revenues net of purchased power expense as a result of pricing reflected lower energy prices under the PPA with Generation due to a decrease in the energy charge component of the capped generation rates charged to customers on which the energy prices under the PPA are based. The reduction of the energy charge component is a result of the increase to the CTC charge component that was necessary to ensure full recovery of stranded costs during the final year of the transition period that expires on December 31, 2010 and resulted from lower than expected sales volume in 2009.

Regulatory Programs Cost Recovery

The increase in electric revenues due to the recovery of costs relating to regulatory programs represents the recovery of costs of $7 million and $1 million related to energy efficiency and consumer education programs, respectively that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating and maintenance for regulatory required programs during the period.

Other

The decrease in other electric and gas revenues net of purchased power and fuel expense primarily reflected decreased late payment fees.

Operating and Maintenance Expense

The increase in operating and maintenance expense for the three months ended March 31, 2010 compared to the same period in 2009, consisted of the following:

Increase (Decrease)
Storm related costs	$13
Allowance for uncollectible accounts expense	(10)
Other	1

Increase in operating and maintenance expense	$4

Allowance for uncollectible accounts expense.    The decrease in allowance for uncollectible accounts expense for the three months ended March 31, 2010 compared to 2009 primarily reflects decreased customer account charge-offs and an improved accounts receivable aging as a result of enhancements to credit processes and increased collection and termination activities initiated in September 2008 and continuing into 2010.

Operating and Maintenance for Regulatory Required Programs

Operating and maintenance expenses related to regulatory required programs consists of costs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues during the current period. During the three months ended March 31, 2010, these expenses consisted of $7 million related to energy efficiency programs and $1 million related to consumer education programs. PECO did not have operating and maintenance expenses for regulatory required programs for the three months ended March 31, 2009.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to an increase in CTC amortization of $36 million, which was in accordance with its 1998 restructuring settlement.

Taxes Other Than Income

Taxes other than income increased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increases in gross receipts tax and property tax expense.

Interest Expense, Net

The decrease in interest expense, net for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to a decrease in the outstanding debt balance as a result of scheduled transition bond principal payments.

Loss in Equity Method Investments

The decrease in the loss in equity method investments was due to the consolidation of PETT in accordance with authoritative guidance for the consolidation of variable interest entities effective January 1, 2010. As of January 1, 2010, PETT is consolidated in PECO’s consolidated Statement of Operations. See Note 1 of the Combined Notes to the Consolidated Financial Statements for further information regarding the impact of the consolidation of PETT.

Other, Net

Other, net remained relatively level in the three months ended March 31, 2010 compared to the same period in 2009. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate

PECO’s effective income tax rate was 34% for the three months ended March 31, 2010 as compared to 28.5% for the same period during 2009. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

Retail Deliveries to customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change
	2010	2009
Retail Deliveries and Sales(a)
Residential	3,527	3,535	(0.2)%	1.8%
Small commercial & industrial	2,150	2,196	(2.1)%	(0.9)%
Large commercial & industrial	3,794	3,792	0.1%	0.1%
Public authorities & electric railroads	246	246	—%	(0.3)%

Total Electric Retail	9,717	9,769	(0.5)%	0.5%

	As of March 31,
Number of Electric Customers	2010	2009
Residential	1,406,614	1,407,089
Small commercial & industrial	156,374	156,065
Large commercial & industrial	3,091	3,088
Public authorities & electric railroads	1,084	1,080

Total	1,567,163	1,567,322

	Three Months Ended March 31,		% Change
Electric Revenue	2010	2009
Retail Deliveries and Sales(a)
Residential	$473	$466	1.5%
Small commercial & industrial	248	250	(0.8)%
Large commercial & industrial	324	319	1.6%
Public authorities & electric railroads	23	24	(4.2)%

Total Electric Retail	1,068	1,059	0.8%

Other revenue	61	67	(9.0)%

Total Electric Revenues	$1,129	$1,126	0.3%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers electing to receive electric generation service from a competitive electric generation supplier. All customers are assessed charges for transmission, distribution and a CTC. For customers purchasing electricity from PECO, revenue also reflects the cost of energy.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change
	2010	2009
Retail sales	27,584	28,614	(3.6)%	1.4%
Transportation and other	8,617	7,878	9.4%	9.6%

Total Gas Deliveries	36,201	36,492	(0.8)%	3.1%

	As of March 31,
Number of Gas Customers	2010	2009
Residential	446,440	444,349
Commercial & industrial	41,286	41,285

Total Retail	487,726	485,634
Transportation	795	732

Total	488,521	486,366

	Three Months Ended March 31,		% Change
Gas revenue	2010	2009
Retail sales	$318	$380	(16.3)%
Transportation and other	8	8	—%

Total Gas Revenue	$326	$388	(16.0)%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $1 billion and $574 million, respectively. The Registrants’ credit facilities extend through October 2012 for Exelon, Generation and PECO and March 2013 for ComEd. Exelon, Generation, ComEd and PECO utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

Cash Flows from Operating Activities

General

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, gas distribution services to an established and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. See Notes 3 and 12 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

The funded status of the pension and other postretirement benefit obligations refers to the difference between plan assets and estimated obligations of the plan. During 2008, Exelon’s unfunded status increased significantly, primarily due to lower than expected 2008 asset returns. The unfunded balance of the plans decreased to $5.83 billion at December 31, 2009, as compared to $6.38 billion at December 31, 2008. While a decrease in discount rates and other factors resulted in an increase in the pension and other postretirement obligation, it was more than offset by the significant increase in asset values during 2009. Additionally, Exelon made a $350 million discretionary contribution to its largest pension plan during 2009. The funded status may change over time due to several factors, including contribution levels, assumed discount rates and actual returns on plan assets.

The calculation of funding requirements for pension plans requires election of a methodology to determine the actuarial value of assets and the interest rate used to measure the pension liabilities. Recent pension funding guidance, including the Worker Retiree and Employer Recovery Act of 2008 and guidance released in 2009 by the U.S. Treasury Department, has modified some of those elections and offers some flexibility by providing automatic approval for certain election changes. Exelon monitors available and proposed pension funding guidance and evaluates the potential impact on funding requirements and strategies.

For financial reporting purposes, the unfunded status of the plans is updated annually, at December 31. In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at March 31, 2010 by updating the most significant assumptions impacting the obligation and assets, which are the discount rate and current year’s asset performance. Exelon’s pension and postretirement benefit plans experienced combined actual asset returns of approximately 4% and 21% for the three months ended March 31, 2010 and year ended December 31, 2009, respectively.

Exelon has estimated the unfunded status of the pension and postretirement welfare plans at March 31, 2010 to be $3,512 million and $2,213 million, respectively, representing a decrease of $131 million and an increase of $31 million, respectively, from December 31, 2009. The unfunded status of the pension and postretirement welfare plans assumes year-to-date and estimated 2010 asset returns of approximately 4% and 10%, respectively, and a decrease of approximately 6 basis points in the assumed discount rate since year end. Management considers various factors when making funding decisions, including actuarially determined minimum contribution requirements under the Employee Retirement Income Security Act, as amended, and contributions required to avoid benefit restrictions for the pension plans. Regulatory requirements and the amount deductible for income tax purposes are among the factors considered in determining funding for the other postretirement benefit plans.

Management expects to make an incremental contribution to Exelon’s largest pension plan during 2010 of approximately $500 million, representing an increase compared to the estimate at December 31, 2009. This incremental contribution is subject to continuing evaluation of business or market changes and subject to approvals of the Registrants’ respective boards of directors. This contribution is expected to reduce the amount and volatility of future required pension contributions.

Management has estimated future required pension contributions at March 31, 2010, which considers the impact of expected 2010 contributions. The estimated pension contributions summarized below include required contributions, contributions necessary to avoid benefit restrictions, and payments related to the non-qualified pension plans; these estimates do not include any discretionary contributions Exelon may elect to make in these future periods:

	2011	2012	2013	2014	2015	Cumulative
Estimated contributions	$109	$727	$1,080	$421	$535	$2,872

In addition to the pension contributions discussed above, the Registrants expect to contribute an aggregate of approximately $156-162 million annually from 2011 to 2015 to other postretirement benefit plans. These contributions include amounts required under a PAPUC rate order, discretionary contributions of approximately $100 million per year, and payments from corporate assets.

Tax Matters

Exelon, through ComEd, has taken certain tax positions to defer the tax gain on the 1999 sale of its fossil generating assets. The IRS has disallowed the deferral of the gain on this sale. As more fully described in Note 9 of the Combined Notes to Consolidated Financial Statements, a fully successful IRS challenge to Exelon’s and ComEd’s positions would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes, and other taxes.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Variance
	2010	2009
Net income	$749	$712	$37
Add (subtract):
Non-cash operating activities(a)	517	949	(432)
Pension and non-pension postretirement benefit contributions	(98)	(37)	(61)
Income taxes	517	161	356
Changes in working capital and other noncurrent assets and liabilities(b)	(367)	(551)	184
Option premiums (paid) received, net	66	(68)	134
Counterparty collateral received (posted), net	477	784	(307)

Net cash flows provided by operations	$1,861	$1,950	$(89)

(a)

Represents depreciation, amortization and accretion, net mark-to-market gains on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and loss in equity method investments, decommissioning-related items, stock compensation expense, impairment of long-lived assets, and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the three months ended March 31, 2010 and 2009 by Registrant were as follows:

	Three Months Ended March 31,
	2010	2009
Exelon	$1,861	$1,950
Generation	1,565	1,652
ComEd	157	183
PECO	219	211

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2010 and 2009 were as follows:

Generation

•

During the three months ended March 31, 2010 and 2009, Generation had net collections of counterparty collateral of $478 million and $784 million, respectively. Net collections during the three months ended March 31, 2010 and 2009 were primarily due to market conditions that resulted in favorable changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the three months ended March 31, 2010 and 2009, Generation had net receipts (payments) of approximately $66 million and $(68) million, respectively, related to sales and purchases of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the three months ended March 31, 2010 and 2009, Generation contributed cash of approximately $5 million and $36 million, respectively.

•

During the three months ended March 31, 2010 and 2009, Generation’s accounts receivable from ComEd for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract decreased by $16 million and $46 million, respectively.

•	During the three months ended March 31, 2010 and 2009, Generation’s accounts receivable from PECO under the PPA (decreased) increased by $(27) million and $37 million, respectively.

ComEd

•

During the three months ended March 31, 2010 and 2009, ComEd’s payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract decreased by $16 million and $46 million, respectively. During the three months ended March 31, 2010 and 2009, ComEd’s payables to other energy suppliers for energy purchases decreased by $35 million and $43 million, respectively.

PECO

•

During the three months ended March 31, 2010 and 2009, PECO’s payables to Generation under the PPA (decreased) increased by $(27) million and $37 million, respectively. During the three months ended March 31, 2010 and 2009, PECO’s payables to other energy suppliers for energy purchases increased (decreased) by $3 million and $(43) million, respectively.

•

During the three months ended March 31, 2010 and 2009, PECO’s prepaid utility taxes increased by $176 million and $194 million, respectively, primarily due to the Pennsylvania Gross Receipts Tax prepayment in March of each year.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities for the three months ended March 31, 2010 and 2009 by Registrant were as follows:

	Three Months Ended March 31,
	2010	2009
Exelon	$(709)	$(752)
Generation	(649)	(528)
ComEd	(234)	(225)
PECO(a)	105	(89)

(a)

The net cash flows provided by investing activities at PECO for the three months ended March 31, 2010 include the change in restricted cash, which is primarily due to the collection of intangible transition charges, net of the repayment of the principal and interest on transition bonds for PETT. Prior to January 1, 2010, PETT was not consolidated in PECO’s financial statements. See Note 1 of the Combined Notes to the Consolidated Financial Statements for additional information.

Capital expenditures by Registrant for the three months ended March 31, 2010 and projected amounts for the twelve months ended December 31, 2010 are as follows:

	Three Months Ended March 31, 2010	Projected 2010
Generation(a)	$592	$1,980
ComEd	244	935
PECO	113	505
Other(b)(c)	(71)	30

Exelon	$878	$3,450

(a)	Includes nuclear fuel.
(b)	Other primarily consists of corporate operations and BSC.
(c)	Negative capital expenditures for Other relate to the transfer of information technology hardware and software assets from BSC to Generation, ComEd and PECO.

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

ComEd and PECO.    Approximately 74% and 82% of the projected 2010 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve company operations, including enhancing reliability and adding capacity to the transmission and distribution systems. The remaining amounts are for capital additions to support new business, customer growth and AMI and Smart Grid technologies. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures with internally generated funds and borrowings.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2010 and 2009 by Registrant were as follows:

	Three Months Ended March 31,
	2010	2009
Exelon	$(638)	$(320)
Generation	(262)	(324)
ComEd	26	38
PECO	(422)	(23)

Debt.    See Note 5 of the Combined Notes to the Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends.    Cash dividend payments and distributions during the three months ended March 31, 2010 and 2009 by Registrant were as follows:

	Three Months Ended March 31,
	2010	2009
Exelon	$347	$346
Generation	261	279
ComEd	75	60
PECO	65	88

Short-Term Borrowings.    During the three months ended March 31, 2010, ComEd repaid $155 million of outstanding borrowings under its credit agreement and issued $256 million of commercial paper. During the three months ended March 31, 2009, Exelon and PECO repaid $119 million and $95 million of commercial paper, respectively. During the three months ended March 31, 2009, ComEd incurred $115 million of outstanding borrowings under its credit agreement.

Contributions from Parent/Member.    PECO received payments from Exelon of $45 million and $80 million for the three months ended March 31, 2010 and 2009, respectively, to reduce the receivable from parent.

Credit Matters

Recent Market Conditions

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $7.4 billion in aggregate total commitments of which $6.9 billion was available as of March 31, 2010, and of which no financial institution has more than 9% of the aggregate commitments. Exelon, Generation, ComEd and PECO had access to the commercial paper market in the first quarter of 2010. Due to an upgrade in ComEd’s commercial paper rating last year and improvements in the commercial paper market, ComEd has been able to rely on the commercial paper market as a source of liquidity. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors of Exelon’s 2009 Annual Report on Form 10-K for further information regarding the effects of a uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operations, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2010, it would have been required to provide incremental collateral of approximately $846 million, which is well within its current available credit facility capacities of approximately $4.7 billion. The $846 million includes $634 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $212 million of financial assurances that Generation would be required to provide Nuclear Electric Insurance Limited related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of March 31, 2010, it would have been required to provide incremental collateral of approximately $207 million, which is well within its current available credit facility capacity of approximately $484 million, which takes into account commercial paper borrowings as of March 31, 2010. If PECO lost its investment grade credit rating as of March 31, 2010, it would have been required to provide collateral of $6 million pursuant to PJM’s credit policy and could have been required to provide collateral of approximately $58 million related to its natural gas procurement contracts, which is well within PECO’s current available credit facility capacity of $571 million.

Exelon Credit Facilities

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool, and ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 5 of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

On March 25, 2010, ComEd replaced its $952 million credit facility with a new three-year $1 billion unsecured revolving credit facility that extends to March 25, 2013. Twenty-two banks have commitments in the credit facility. The fees associated with the facility have increased from the fees under the prior facility reflecting current market pricing.

The following table reflects the Registrants’ commercial paper programs and revolving credit agreements at March 31, 2010.

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at March 31, 2010	Average Interest Rate on Commercial Paper Borrowings for the three months ended March 31, 2010
Exelon Corporate	$957		$—
Generation	4,834	—	—
ComEd	1,000	256	0.71%
PECO	574	—	—

(a)	Equals aggregate bank commitments under revolving credit agreements. See discussion and table below for items affecting effective program size.

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

Revolving Credit Agreements
Borrower	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Available Capacity at March 31, 2010		Average Interest Rate on Borrowings for three months ended March 31, 2010
				Actual	To Support Additional Commercial Paper
Exelon Corporate	$957	$—	$5	$952	$952	—
Generation	4,834	—	163	4,671	4,671	—
ComEd	1,000	—	261	739	484	0.61%
PECO	574	—	3	571	571	—

(a)	Excludes $67 million of credit facility agreements arranged with minority and community banks in October 2009, which are solely utilized to issue letters of credit and expire on October 23, 2010.

Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based rate. Under the Exelon, Generation and PECO agreements, an adder of up to 65 basis points may be added to the LIBOR-based rate, based upon the credit rating of the borrower. Under the ComEd agreement, adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings may be added based upon ComEd’s credit rating.

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The interest coverage ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2010:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2010, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	13.17	31.59	5.15	4.81

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

Security Ratings

The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets, may depend on the securities ratings of the entity that is accessing the capital markets.

Listed below are the Registrants’ securities ratings as of March 31, 2010:

	Securities	Moody’s	S&P	Fitch
Exelon	Senior unsecured debt	Baa1	BBB-	BBB+
	Commercial paper	P2	A2	F2
Generation	Senior unsecured debt	A3	BBB	BBB+
	Commercial paper	P2	A2	F2
ComEd	Senior unsecured debt	Baa3	BBB	BBB
	Senior secured debt	Baa1	A-	BBB+
	Commercial paper	P3	A2	F3
PECO	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A-	A
	Commercial paper	P2	A2	F2
	Transition bonds	Aaa	AAA	AAA

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

On January 25, 2010, Fitch upgraded ComEd’s senior secured debt ratings to BBB+ from BBB and its senior unsecured debt ratings to BBB from BBB-. ComEd’s commercial paper rating increased to F3 from B and its ratings outlook is Stable. Fitch also affirmed the ratings of Exelon, Generation, and PECO and their ratings outlook as Stable. Fitch cited ComEd’s financial improvement over the past year and a more settled regulatory and legislative environment in Illinois as contributing factors for the upgrade.

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. Refer to Note 6 of the Combined Notes to the Consolidated Financial Statements for additional information on collateral provisions.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2010 are presented in the following table in addition to the net contribution or borrowing as of March 31, 2010:

	Maximum Contributed	Maximum Borrowed	March 31, 2010 Contributed (Borrowed)
BSC	—	67	(45)
Exelon Corporate	67	N/A	45

Variable-Rate Debt

Under the terms of Generation’s and ComEd’s variable-rate tax-exempt debt agreements, Generation or ComEd may be required to repurchase any outstanding debt before its stated maturity unless supported by sufficient letters of credit. If either Generation or ComEd were required to repurchase debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. Generation and ComEd have classified amounts outstanding under these debt agreements based on management’s intent and ability to renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis or utilize the capacity under existing long-term credit facilities. See Note 5 of the Combined Notes to the Consolidated Financial Statements for further discussion regarding the Registrants’ variable rate debt.

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s NDT fund investment policy. With regards to equity securities, Generation’s investment policy establishes limits on the concentration of equity holdings in any one company and also in any one industry. With regards to its fixed-income securities, Generation’s investment policy limits the concentrations of the types of bonds that may be purchased for the trust funds and also requires a minimum percentage of the portfolio to have investment grade ratings (minimum credit quality ratings of “Baa3” by Moody’s, “BBB-” by S&P and “BBB-” by Fitch Ratings) while requiring that the overall portfolio maintain a minimum credit quality rating of “A2”. Note 10 of the Combined Notes to the Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registration Statements

Each of the Registrants each have current shelf registration statements effective with the SEC that provide for the sale of unspecified amounts of securities. The ability of each Registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Authorizations

As of March 31, 2010, ComEd had $389 million available in long-term debt refinancing authority and $1,407 million available in new money long-term debt financing authority from the ICC, and PECO had $1.9 billion in long-term debt financing authority from the PAPUC.

As of March 31, 2010, ComEd and PECO had short-term financing authority from FERC that expires on December 31, 2011 of $2.5 billion and $1.5 billion, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 12 of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ commitments.

Generation, ComEd and PECO have obligations related to contracts for the purchase of power and fuel supplies, and ComEd and PECO have obligations related to their financing trusts. The power and fuel purchase contracts and the financing trusts have been considered for consolidation in the Registrants’ respective financial statements pursuant to the authoritative guidance for VIEs. See Note 1 of the Combined Notes to Consolidated Financial Statements for further information.

EXELON GENERATION COMPANY

General

Generation operates in three segments: Mid-Atlantic, Midwest, and South. The operations of all three segments consist of owned and contracted electric generating facilities, wholesale energy marketing operations and competitive retail sales operations. These segments are discussed in further detail in “EXELON CORPORATION — General” of this Form 10-Q.

Executive Overview

A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Contractual Obligations and Off-Balance Sheet Arrangements

A discussion of items pertinent to Generation’s contractual obligations and off-balance sheet arrangements is set forth under “Other Purchase Obligations” in Note 12 of the Combined Notes to Consolidated Financial Statements.

COMMONWEALTH EDISON COMPANY

General

ComEd operates in a single operating segment and its operations consist of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in northern Illinois, including the City of Chicago.

Executive Overview

A discussion of items pertinent to ComEd’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper and credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to its revolving credit facility. At March 31, 2010, ComEd had access to a revolving credit facility with aggregate bank commitments of $1 billion.

See the “EXELON CORPORATION — Liquidity and Capital Resources” and Note 5 of the Combined Notes to the Financial Statements of this Form 10-Q for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. ComEd paid a dividend of $75 million on its common stock during the first three months of 2010.

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

Contractual Obligations and Off-Balance Sheet Arrangements

A discussion of items pertinent to ComEd’s contractual obligations and off-balance sheet arrangements is set forth under “Other Purchase Obligations” in Note 12 of the Combined Notes to Consolidated Financial Statements.

PECO ENERGY COMPANY

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended March 31, 2010 compared to three months ended March 31, 2009 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, accounts receivable agreement or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At March 31, 2010, PECO had access to a revolving credit facility with aggregate bank commitments of $574 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

A discussion of items pertinent to PECO’s contractual obligations and off-balance sheet arrangements is set forth under “Other Purchase Obligations” in Note 12 of the Combined Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Registrants’ 2009 Annual Report on Form 10-K incorporated herein by reference.

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

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

Generation

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges will occur during 2010 through 2012 and the ComEd financial swap contract during 2010 through 2013. Generation’s energy contracts are accounted for under the accounting guidance for derivatives as further discussed in Note 6 of the Combined Notes to Consolidated Financial Statements.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2010, the percentage of expected generation hedged was 95%-98%, 79%-82%, and 48%-51% for 2010, 2011 and 2012, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average Ni-Hub and PJM-West around-the-clock energy price based on March 31, 2010 market conditions and hedged position would be a decrease in pre-tax net income of approximately $15 million, $189 million and $396 million, respectively, for 2010, 2011 and 2012. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 920 GWh and 2,331 GWh for the three months ended March 31, 2010 and 2009, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the three months ended March 31, 2010 resulted in pre-tax gains of $6 million due to net mark-to-market gains of $1 million and realized gains of $5 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $100,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2010 of $1,822 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement.    Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 56% of Generation’s uranium concentrate requirements from 2010 through 2014 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

ComEd

The five-year financial swap contract between Generation and ComEd was deemed prudent by the Illinois Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates.

The contracts that ComEd has entered into as part of the initial ComEd auction and the RFP contracts are deemed to be derivatives that qualify for the normal purchase and normal sales exception under derivative accounting guidance. ComEd does not enter into derivatives for speculative or proprietary trading purposes.

For additional information on the accounting treatment of these contracts, see Note 6 of the Combined Notes to Consolidated Financial Statements.

PECO

Generation and PECO have entered into a long-term full-requirements PPA under which PECO obtains all of its electric supply from Generation through 2010. The PPA is not considered a derivative. Pursuant to PECO’s PAPUC-approved DSP Program, in June 2009 PECO began to procure electric supply for default service customers for the post-transition period beginning on January 1, 2011 through block contracts and full requirements fixed price contracts.

PECO has also entered into derivative natural gas contracts to hedge its long-term price risk in the natural gas market. PECO does not enter into derivatives for speculative or proprietary trading purposes.

For additional information on the accounting treatment of these contracts, see Note 6 of the Combined Notes to Consolidated Financial Statements.

Trading and Non-Trading Marketing Activities.    The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from December 31, 2009 to March 31, 2010. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. For additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2010 and December 31, 2009 refer to Note 6 of the Combined Notes to Consolidated Financial Statements.

	Generation	ComEd	PECO	Intercompany Eliminations(e)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2009(a)	$1,769	$(971)	$(4)	$—	$794
Total change in fair value during 2010 of contracts recorded in result of operations	307	—	—	—	307
Reclassification to realized at settlement of contracts recorded in results of operations	(74)	—	—	—	(74)
Ineffective portion recognized in income	1	—	—	—	1
Reclassification to realized at settlement from accumulated OCI(b)	(194)	—	—	56	(138)
Effective portion of changes in fair value—recorded in OCI(c)(f)	1,097	—	—	(324)	773
Changes in fair value—energy derivatives(d)	—	(264)	(7)	268	(3)
Changes in collateral	(483)	—	—	—	(483)
Changes in net option premium paid/(received)	(66)	—	—	—	(66)
Other income statement reclassifications(g)	18	—	—	—	18
Other balance sheet reclassifications	(2)	—	—	—	(2)

Total mark-to-market energy contract net assets (liabilities) at March 31, 2010(a)	$2,373	$(1,235)	$(11)	$—	$1,127

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

For Generation, includes $56 million loss of reclassifications from accumulated OCI to net income for the three months ended March 31, 2010 related to the settlement of the five-year financial swap contract with ComEd.

(c)

For Generation, includes $320 million gain on changes in fair value of the five-year financial swap with ComEd for the three months ended March 31, 2010, and $4 million gain of changes in fair value on the block contracts with PECO for the three months ended March 31, 2010.

(d)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2010, ComEd recorded a $1,235 million regulatory asset related to its mark-to-market derivative liability. Includes $320 million of changes in the fair value and includes $56 million gain of reclassifications from regulatory asset to purchased power expense due to settlements during the three months ended March 31, 2010 of ComEd’s financial swap with Generation. For PECO, the changes in fair value are recorded as a regulatory asset or liability. During the three months ended March 31, 2010, PECO recorded a $7 million regulatory asset related to changes in the fair value of its mark-to-market derivative liability for its block contracts, which includes a $4 million loss related to PECO’s block contracts with Generation. PECO’s mark-to-market derivative liabilities are included in other deferred credits and other liabilities on PECO’s Consolidated Balance Sheets.
(e)	Amounts related to the five-year financial swap between Generation and ComEd and the block contracts between Generation and PECO are eliminated in consolidation.
(f)

For Generation, includes $1 million of changes in cash flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO.

(g)

Includes $18 million of amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the three months ended March 31, 2010.

Fair Values

The following table present maturity and source of fair value of the Registrants mark-to-market energy contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities). Second, the tables show the maturity, by year, of the Registrants’ energy contract net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within
	2010	2011	2012	2013	2014	2015 and Beyond	Total Fair Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$504	$433	$139	$53	$3	$—	$1,132
Prices based on model or other valuation methods	—	(1)	2	3	1	—	5

Total	$504	$432	$141	$56	$4	$—	$1,137

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(3)	$(1)	$—	$—	$—	$—	$(4)
Prices provided by external sources	(357)	238	91	(6)	—	—	(34)
Prices based on model or other valuation methods	(9)	18	5	13	1	—	28

Total	$(369)	$255	$96	$7	$1	$—	$(10)

(a)	Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $1,430 million at March 31, 2010.

Generation

	Maturities Within
	2010	2011	2012	2013	2014	2015 and Beyond	Total Fair Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$504	$433	$139	$53	$3	$—	$1,132
Prices based on model or other valuation methods	342	423	364	121	1	—	1,251

Total	$846	$856	$503	$174	$4	$—	$2,383

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(3)	$(1)	$—	$—	$—	$—	$(4)
Prices provided by external sources	(357)	238	91	(6)	—	—	(34)
Prices based on model or other valuation methods	(9)	18	5	13	1	—	28

Total	$(369)	$255	$96	$7	$1	$—	$(10)

(a)

Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI. Amounts include a $1,235 million gain associated with the five-year financial swap with ComEd and $6 million gain related to the fair value of the PECO block contracts.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $1,430 million at March 31, 2010.

ComEd

	Maturities Within					Total Fair Value
	2010	2011	2012	2013	2014
Prices based on model or other valuation methods(a)	$(342)	$(413)	$(362)	$(118)	$—	$(1,235)

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation.

PECO

	Maturities Within					Total Fair Value
	2010	2011	2012	2013	2014
Prices based on model or other valuation methods(a)	$—	$(11)	$—	$—	$—	$(11)

(a)	Represents PECO’s net liabilities associated with its block contracts executed under its DSP Program. Includes $6 million related to the fair value of PECO’s block contracts with Generation.

Credit Risk, Collateral, and Contingent Related Features (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to credit-related losses in the event of non-performance by counterparties with whom they that enter into derivative instruments. The credit exposure of derivative contracts, before collateral and netting, is represented by the fair value of contracts at the reporting date. See Note 6 of the Combined Notes to Consolidated Financial Statements for a detail discussion of credit risk, collateral, and contingent related features.

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2010. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $112 million and $147 million, respectively. See Note 21 of the 2009 Form 10-K for further information.

Rating as of March 31, 2010	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,491	$569	$922	—	$—
Non-investment grade	9	6	3	—	—
No external ratings
Internally rated — investment grade	48	5	43	—	—
Internally rated — non-investment grade	3	—	3	—	—

Total	$1,551	$580	$971	—	$—

Rating as of March 31, 2010	Maturity of Credit Risk Exposure
	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,299	$192	$—	$1,491
Non-investment grade	9	—	—	9
No external ratings
Internally rated — investment grade	30	18	—	48
Internally rated — non-investment grade	3	—	—	3

Total	$1,341	$210	$—	$1,551

Net Credit Exposure by Type of Counterparty	As of March 31, 2010
Financial institutions	$252
Investor-owned utilities, marketers and power producers	609
Coal	4
Other	106

Total	$971

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in Item 1A. Risk Factors of Exelon’s 2009 Annual Report on Form 10-K.

See Note 3 of the Combined Notes to the Consolidated Financial Statements for information regarding ComEd’s recently approved tariffs to adjust rates annually through a rider mechanism to reflect increases or decreases in annual uncollectible accounts expense.

PECO

There have been no significant changes or additions to PECO’s exposures to credit risk, including that PECO could be negatively affected if Generation could not perform under the PPA, that are described in Item 1A. Risk Factors of Exelon’s 2009 Annual Report on Form 10-K.

See Note 6 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

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

As of March 31, 2010, Generation had no cash collateral deposit payments being held by counterparties and Generation was holding $1,431 million of cash collateral deposits received from counterparties, of which $1,430 million of cash collateral deposits was offset against mark-to-market assets and liabilities. As of March 31, 2010, $1 million of cash collateral received were not offset against net derivatives positions, because they were not associated with energy-related derivatives. See Note 12 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of March 31, 2010, there was no cash collateral or letters of credit posted between any suppliers, including Generation, and ComEd associated with energy procurement contracts.

PECO

PECO has contracts with collateral provisions, refer to the “EXELON CORPORATION—Liquidity and Capital Resources” of this Form 10-Q for further discussion.

RTOs and ISOs (Exelon, Generation, ComEd and PECO)

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

Exchange Traded Transactions (Exelon and Generation)

Generation enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearinghouse acts as the counterparty to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX and ICE are significantly collateralized and have limited counterparty credit risk.

Direct Financing Leases (Exelon)

Exelon’s consolidated balance sheets, as of March 31, 2010, included a $609 million net investment in direct financing leases. The investment in direct financing leases represents the estimated residual value of leased assets at the end of the respective lease terms of $1.5 billion, less unearned income of $883 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to require the lessees to return the leasehold interests or to arrange a service contract with a third party for a period following the lease term. If Exelon chooses the service contract option, the leasehold interests will be returned to Exelon at the end of the term of the service contract. In any event, Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases. During 2008 and 2009, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee.

Interest Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also use interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At March 31, 2010, Exelon had $100 million of notional amounts of fair value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than $1 million decrease in Exelon’s, Generation’s and ComEd’s pre-tax earnings for the three months ended March 31, 2010. This calculation holds all other variable constant and assumes only the discussed changes in interest rates.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2010, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $429 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the first quarter of 2010, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2010, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.	Controls and Procedures

During the first quarter of 2010, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2010, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2009 Annual Report on Form 10-K and (b) Notes 3 and 12 of the Combined Notes to Consolidated Financial Statements in Part I, Item 1 of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

At March 31, 2010, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2009 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description
10-1	Credit Agreement dated as of March 25, 2010 among ComEd, the Lenders named therein, and JPMorgan, as Administrative Agent (File No. 001-01839, Form 8-K dated March 25, 2010, Exhibit 99.1)

10-2	Exelon Corporation 2011 Long-Term Incentive Plan (File No. 1-16169, Schedule 14A dated March 18, 2010, Appendix A).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed by the following officers for the following companies:

31-1	— Filed by John W. Rowe for Exelon Corporation

31-2	— Filed by Matthew F. Hilzinger for Exelon Corporation

31-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

31-4	— Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

31-5	— Filed by Frank M. Clark for Commonwealth Edison Company

31-6	— Filed by Joseph R. Trpik, Jr for Commonwealth Edison Company

31-7	— Filed by Denis P. O’Brien for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed by the following officers for the following companies:

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

April 23, 2010

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

April 23, 2010

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/s/ FRANK M. CLARK	/s/ ANNE R. PRAMAGGIORE
Frank M. Clark	Anne R. Pramaggiore
Chairman and Chief Executive Officer (Principal Executive Officer)	President and Chief Operating Officer

/s/ JOSEPH R. TRPIK, JR.	/s/ KEVIN J. WADEN
Joseph R. Trpik, Jr.	Kevin J. Waden
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Vice President and Controller (Principal Accounting Officer)

April 23, 2010

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

April 23, 2010