Form 10-Q
period 2010-06-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2010-07-22
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller
Reporting
	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Company

Exelon Corporation	☑
Exelon Generation Company, LLC			☑
Commonwealth Edison Company			☑
PECO Energy Company			☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each registrant’s common stock as of June 30, 2010 was:

Exelon Corporation Common Stock, without par value	660,995,266
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

Page No.
11. Earnings Per Share and Equity	77

12. Commitments and Contingencies	77

13. Supplemental Financial Information	87

14. Segment Information	92

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	95

Exelon Corporation	95

General	95

Executive Overview	95

Critical Accounting Policies and Estimates	104

Results of Operations	104

Liquidity and Capital Resources	123

Exelon Generation Company, LLC	132

Commonwealth Edison Company	133

PECO Energy Company	134

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	136

ITEM 4. CONTROLS AND PROCEDURES	143

ITEM 4T. CONTROLS AND PROCEDURES	144

PART II. OTHER INFORMATION	145

ITEM 1. LEGAL PROCEEDINGS	145

ITEM 1A. RISK FACTORS	145

ITEM 6. EXHIBITS	145

SIGNATURES	147

Exelon Corporation	147

Exelon Generation Company, LLC	147

Commonwealth Edison Company	148

PECO Energy Company	148

CERTIFICATION EXHIBITS
Exhibit 31-1
Exhibit 31-2
Exhibit 31-3
Exhibit 31-4
Exhibit 31-5
Exhiibt 31-6
Exhibit 31-7
Exhibit 31-8
Exhibit 32-1 and 32-2
Exhibit 32-3 and 32-4
Exhibit 32-5 and 32-6
Exhibit 32-7 and 32-8
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities

Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
Exelon Transmission Company	Exelon Transmission Company, LLC
AmerGen	AmerGen Energy Company, LLC
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, and PECO, collectively
Other Terms and Abbreviations

Note “_” of the 2009 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2009 Annual Report on Form 10-K
1998 Restructuring Settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act

Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit

AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Block Contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAMR	Federal Clean Air Mercury Rule
CATR	Clean Air Transport Rule
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CTC	Competitive Transition Charge
DOE	U.S. Department of Energy
DSP Program	Default Service Provider Program
EE&C	Energy Efficiency and Conservation/Demand
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GWh	Gigawatt hour
HAP	Hazardous Air Pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois

IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreement Units	Former AmerGen nuclear generating units and portions of the Peach Bottom nuclear generating units whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCCA	Pennsylvania Climate Change Act
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
Prescription Drug Act	Medicare Prescription Drug Improvement and Modernization Drug Act of 2003
PRP	Potentially Responsible Party
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Utility Realty Tax Act
REC	Renewable Energy Credit
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
Regulatory Agreement Units	Former ComEd and former PECO nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
VIE	Variable Interest Entity

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXELON CORPORATION
EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2010	2009	2010	2009

Operating revenues	$4,398	$4,141	$8,859	$8,863

Operating expenses
Purchased power	1,134	921	1,792	1,604
Fuel	393	460	994	1,236
Operating and maintenance	1,114	1,111	2,175	2,472
Operating and maintenance for regulatory required programs	34	14	61	25
Depreciation and amortization	519	439	1,033	875
Taxes other than income	186	180	383	380

Total operating expenses	3,380	3,125	6,438	6,592

Operating income	1,018	1,016	2,421	2,271

Other income and deductions
Interest expense	(269)	(159)	(446)	(323)
Interest expense to affiliates, net	(6)	(21)	(13)	(44)
Loss in equity method investments	—	(6)	—	(14)
Other, net	(122)	257	(29)	219

Total other income and deductions	(397)	71	(488)	(162)

Income before income taxes	621	1,087	1,933	2,109

Income taxes	176	430	739	740

Net income	445	657	1,194	1,369

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	3	2	(6)	(6)
Actuarial loss reclassified to periodic cost	24	17	57	45
Transition obligation reclassified to periodic cost	—	—	2	1
Pension and non-pension postretirement benefit plans valuation adjustment	(2)	—	(16)	28
Change in unrealized gain (loss) on cash-flow hedges	(409)	(220)	(26)	305
Change in unrealized gain on marketable securities	—	8	—	5

Other comprehensive income (loss)	(384)	(193)	11	378

Comprehensive income	$61	$464	$1,205	$1,747

Average shares of common stock outstanding:
Basic	661	659	661	659
Diluted	662	661	662	661

Earnings per average common share:
Basic	$0.67	$1.00	$1.81	$2.08
Diluted	$0.67	$0.99	$1.80	$2.07

Dividends per common share	$0.53	$0.53	$1.05	$1.05

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2010	2009

Cash flows from operating activities
Net income	$1,194	$1,369
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	1,455	1,253
Impairment of long-lived assets	—	223
Deferred income taxes and amortization of investment tax credits	(373)	149
Net fair value changes related to derivatives	(123)	28
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	59	(43)
Other non-cash operating activities	278	411
Changes in assets and liabilities:
Accounts receivable	(229)	286
Inventories	1	75
Accounts payable, accrued expenses and other current liabilities	(239)	(469)
Option premiums paid, net	(15)	(39)
Counterparty collateral (posted) received, net	(172)	246
Income taxes	661	(177)
Pension and non-pension postretirement benefit contributions	(119)	(68)
Other assets and liabilities	(9)	(197)

Net cash flows provided by operating activities	2,369	3,047

Cash flows from investing activities
Capital expenditures	(1,584)	(1,444)
Proceeds from nuclear decommissioning trust fund sales	12,528	10,150
Investment in nuclear decommissioning trust funds	(12,626)	(10,279)
Change in restricted cash	(6)	31
Other investing activities	30	(4)

Net cash flows used in investing activities	(1,658)	(1,546)

Cash flows from financing activities
Changes in short-term debt	134	(166)
Issuance of long-term debt	—	485
Retirement of long-term debt	(615)	(255)
Retirement of long-term debt of variable interest entity	(402)	—
Retirement of long-term debt to financing affiliates	—	(330)
Dividends paid on common stock	(694)	(692)
Proceeds from employee stock plans	22	19
Other financing activities	2	5

Net cash flows used in financing activities	(1,553)	(934)

Increase (decrease) in cash and cash equivalents	(842)	567
Cash and cash equivalents at beginning of period	2,010	1,271

Cash and cash equivalents at end of period	$1,168	$1,838

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$1,168	$2,010
Restricted cash and investments	33	40
Restricted cash and cash equivalents of variable interest entity	426	—
Accounts receivable, net
Customer ($366 gross accounts receivable pledged as collateral as of June 30, 2010)	1,886	1,563
Other	451	486
Mark-to-market derivative assets	418	376
Inventories, net
Fossil fuel	174	198
Materials and supplies	585	559
Other	459	209

Total current assets	5,600	5,441

Property, plant and equipment, net	28,030	27,341
Deferred debits and other assets
Regulatory assets	4,380	4,872
Nuclear decommissioning trust funds	6,498	6,669
Investments	708	704
Investments in affiliates	15	20
Goodwill	2,625	2,625
Mark-to-market derivative assets	627	649
Other	690	859

Total deferred debits and other assets	15,543	16,398

Total assets	$49,173	$49,180

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$289	$155
Short-term notes payable — accounts receivable agreement	225	—
Long-term debt due within one year	215	639
Long-term debt of variable interest entity due within one year	404	—
Long-term debt to PECO Energy Transition Trust due within one year	—	415
Accounts payable	1,181	1,345
Accrued expenses	1,098	923
Deferred income taxes	114	152
Mark-to-market derivative liabilities	54	198
Other	450	411

Total current liabilities	4,030	4,238

Long-term debt	10,811	10,995
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,474	5,750
Asset retirement obligations	3,527	3,434
Pension obligations	3,527	3,625
Non-pension postretirement benefit obligations	2,278	2,180
Spent nuclear fuel obligation	1,018	1,017
Regulatory liabilities	3,344	3,492
Mark-to-market derivative liabilities	8	23
Other	1,493	1,309

Total deferred credits and other liabilities	20,669	20,830

Total liabilities	35,900	36,453

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 661 and 660 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	8,960	8,923
Treasury stock, at cost (35 and 35 shares held at June 30, 2010 and December 31, 2009, respectively)	(2,327)	(2,328)
Retained earnings	8,631	8,134
Accumulated other comprehensive loss, net	(2,078)	(2,089)

Total shareholders’ equity	13,186	12,640

Total liabilities and shareholders’ equity	$49,173	$49,180

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
(In millions, shares in thousands)	Shares	Stock	Stock	Earnings	Loss, net	Equity

Balance, December 31, 2009	694,565	$8,923	$(2,328)	$8,134	$(2,089)	$12,640
Net income	—	—	—	1,194	—	1,194
Long-term incentive plan activity	1,173	37	1	(1)	—	37
Common stock dividends	—	—	—	(696)	—	(696)
Other comprehensive income, net of income taxes of $7	—	—	—	—	11	11

Balance, June 30, 2010	695,738	$8,960	$(2,327)	$8,631	$(2,078)	$13,186

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Operating revenues
Operating revenues	$1,628	$1,545	$3,221	$3,202
Operating revenues from affiliates	725	833	1,552	1,777

Total operating revenues	2,353	2,378	4,773	4,979

Operating expenses
Purchased power	549	485	757	660
Fuel	350	406	740	915
Operating and maintenance	621	605	1,285	1,453
Operating and maintenance from affiliates	70	84	147	164
Depreciation and amortization	115	72	223	149
Taxes other than income	61	50	118	100

Total operating expenses	1,766	1,702	3,270	3,441

Operating income	587	676	1,503	1,538

Other income and deductions
Interest expense	(37)	(24)	(72)	(52)
Loss in equity method investments	—	—	—	(1)
Other, net	(133)	215	(54)	133

Total other income and deductions	(170)	191	(126)	80

Income before income taxes	417	867	1,377	1,618
Income taxes	35	355	434	577

Net income	382	512	943	1,041

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on cash-flow hedges	(545)	(302)	6	657

Other comprehensive income (loss)	(545)	(302)	6	657

Comprehensive income (loss)	$(163)	$210	$949	$1,698

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2010	2009

Cash flows from operating activities
Net income	$943	$1,041
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	645	526
Impairment of long-lived assets	—	223
Deferred income taxes and amortization of investment tax credits	(34)	100
Net fair value changes related to derivatives	(123)	28
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	59	(43)
Other non-cash operating activities	133	113
Changes in assets and liabilities:
Accounts receivable	—	174
Receivables from and payables to affiliates, net	70	(47)
Inventories	(27)	1
Accounts payable, accrued expenses and other current liabilities	(203)	(186)
Option premiums paid, net	(15)	(39)
Counterparty collateral (posted) received, net	(54)	245
Income taxes	158	(68)
Pension and non-pension postretirement benefit contributions	(65)	(33)
Other assets and liabilities	(34)	(21)

Net cash flows provided by operating activities	1,453	2,014

Cash flows from investing activities
Capital expenditures	(982)	(801)
Proceeds from nuclear decommissioning trust fund sales	12,528	10,150
Investment in nuclear decommissioning trust funds	(12,626)	(10,279)
Change in restricted cash	2	11
Other investing activities	3	(7)

Net cash flows used in investing activities	(1,075)	(926)

Cash flows from financing activities
Issuance of long-term debt	—	46
Retirement of long-term debt	(214)	(47)
Distribution to member	(417)	(675)
Other financing activities	2	2

Net cash flows used in financing activities	(629)	(674)

Increase (decrease) in cash and cash equivalents	(251)	414
Cash and cash equivalents at beginning of period	1,099	1,135

Cash and cash equivalents at end of period	$848	$1,549

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$848	$1,099
Restricted cash and cash equivalents	3	5
Accounts receivable, net
Customer	430	495
Other	176	112
Mark-to-market derivative assets	418	376
Mark-to-market derivative assets with affiliates	386	302
Receivables from affiliates	238	297
Inventories, net
Fossil fuel	108	102
Materials and supplies	494	470
Other	159	102

Total current assets	3,260	3,360

Property, plant and equipment, net	10,221	9,809
Deferred debits and other assets
Nuclear decommissioning trust funds	6,498	6,669
Investments	42	46
Mark-to-market derivative assets	612	639
Mark-to-market derivative assets with affiliates	629	671
Prepaid pension asset	1,018	1,027
Other	219	185

Total deferred debits and other assets	9,018	9,237

Total assets	$22,499	$22,406

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$2	$26
Accounts payable	637	826
Accrued expenses	796	670
Payables to affiliates	55	80
Deferred income taxes	405	399
Mark-to-market derivative liabilities	46	198
Other	81	63

Total current liabilities	2,022	2,262

Long-term debt	2,777	2,967
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,676	2,707
Asset retirement obligations	3,406	3,316
Non-pension postretirement benefit obligations	720	659
Spent nuclear fuel obligation	1,018	1,017
Payables to affiliates	2,069	2,228
Mark-to-market derivative liabilities	6	21
Other	480	437

Total deferred credits and other liabilities	10,375	10,385

Total liabilities	15,174	15,614

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,465	3,464
Undistributed earnings	2,695	2,169
Accumulated other comprehensive income, net	1,163	1,157

Total member’s equity	7,323	6,790
Noncontrolling interest	2	2

Total equity	7,325	6,792

Total liabilities and equity	$22,499	$22,406

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Member’s Equity
			Accumulated
			Other
	Membership	Undistributed	Comprehensive	Noncontrolling	Total
(In millions)	Interest	Earnings	Income, net	Interest	Equity

Balance, December 31, 2009	$3,464	$2,169	$1,157	$2	$6,792
Net income	—	943	—	—	943
Allocation of tax benefit from member	1	—	—	—	1
Distribution to member	—	(417)	—	—	(417)
Other comprehensive income, net of income taxes of $(1)	—	—	6	—	6

Balance, June 30, 2010	$3,465	$2,695	$1,163	$2	$7,325

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Operating revenues
Operating revenues	$1,499	$1,389	$2,913	$2,941
Operating revenues from affiliates	—	—	1	1

Total operating revenues	1,499	1,389	2,914	2,942

Operating expenses
Purchased power	516	368	900	812
Purchased power from affiliate	255	347	624	786
Operating and maintenance	240	224	360	433
Operating and maintenance from affiliate	36	46	75	89
Operating and maintenance for regulatory required programs	21	14	40	25
Depreciation and amortization	131	124	261	246
Taxes other than income	44	57	107	136

Total operating expenses	1,243	1,180	2,367	2,527

Operating income	256	209	547	415

Other income and deductions
Interest expense	(130)	(72)	(211)	(152)
Interest expense to affiliates, net	(4)	(3)	(7)	(7)
Other, net	8	55	11	87

Total other income and deductions	(126)	(20)	(207)	(72)

Income before income taxes	130	189	340	343
Income taxes	121	73	215	113

Net income	9	116	125	230

Other comprehensive income (loss), net of income taxes
Change in unrealized loss on cash flow hedges	(4)	—	(4)	—
Change in unrealized gain on marketable securities	—	7	—	5

Other comprehensive income (loss)	(4)	7	(4)	5

Comprehensive income	$5	$123	$121	$235

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2010	2009

Cash flows from operating activities
Net income	$125	$230
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	261	246
Deferred income taxes and amortization of investment tax credits	11	142
Other non-cash operating activities	60	159
Changes in assets and liabilities:
Accounts receivable	(156)	42
Receivables from and payables to affiliates, net	(81)	(31)
Inventories	(2)	(5)
Accounts payable, accrued expenses and other current liabilities	43	(90)
Counterparty collateral (posted) received, net	(118)	1
Income taxes	182	(73)
Pension and non-pension postretirement benefit contributions	(16)	(6)
Other assets and liabilities	95	(34)

Net cash flows provided by operating activities	404	581

Cash flows from investing activities
Capital expenditures	(453)	(423)
Other investing activities	16	2

Net cash flows used in investing activities	(437)	(421)

Cash flows from financing activities
Changes in short-term debt	134	(15)
Issuance of long-term debt	—	191
Retirement of long-term debt	(1)	(208)
Dividends paid on common stock	(150)	(120)

Net cash flows used in financing activities	(17)	(152)

Increase (decrease) in cash and cash equivalents	(50)	8
Cash and cash equivalents at beginning of period	91	47

Cash and cash equivalents at end of period	$41	$55

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$41	$91
Restricted cash and cash equivalents	3	2
Accounts receivable, net
Customer	815	676
Other	217	318
Inventories, net	73	71
Regulatory assets	397	358
Deferred income taxes	56	39
Counterparty collateral deposited	120	—
Other	15	24

Total current assets	1,737	1,579

Property, plant and equipment, net	12,307	12,125
Deferred debits and other assets
Regulatory assets	1,082	1,096
Investments	24	28
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	1,800	1,920
Prepaid pension asset	862	907
Other	427	411

Total deferred debits and other assets	6,826	6,993

Total assets	$20,870	$20,697

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$289	$155
Long-term debt due within one year	213	213
Accounts payable	329	274
Accrued expenses	265	282
Payables to affiliates	72	177
Customer deposits	131	131
Mark-to-market derivative liability with affiliate	383	302
Other	70	63

Total current liabilities	1,752	1,597

Long-term debt	4,499	4,498
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,675	2,648
Asset retirement obligations	96	95
Non-pension postretirement benefits obligations	285	241
Regulatory liabilities	3,045	3,145
Mark-to-market derivative liability with affiliate	627	669
Other	832	716

Total deferred credits and other liabilities	7,560	7,514

Total liabilities	14,017	13,815

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,990	4,990
Retained earnings	279	304
Accumulated other comprehensive loss, net	(4)	—

Total shareholders’ equity	6,853	6,882

Total liabilities and shareholders’ equity	$20,870	$20,697

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
				Retained	Other	Total
	Common	Other Paid-	Retained Deficit	Earnings	Comprehensive	Shareholders’
(In millions)	Stock	In Capital	Unappropriated	Appropriated	Loss, net	Equity
Balance, December 31, 2009	$1,588	$4,990	$(1,639)	$1,943	$—	$6,882
Net income	—	—	125	—	—	125
Appropriation of retained earnings for future dividends	—	—	(187)	187	—	—
Common stock dividends	—	—	—	(150)	—	(150)
Other comprehensive income, net of income taxes of $(2)	—	—	—	—	(4)	(4)

Balance, June 30, 2010	$1,588	$4,990	$(1,701)	$1,980	$(4)	$6,853

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Operating revenues
Operating revenues	$1,268	$1,201	$2,721	$2,712
Operating revenues from affiliates	1	3	3	6

Total operating revenues	1,269	1,204	2,724	2,718

Operating expenses
Purchased power	69	67	135	132
Purchased power from affiliate	466	480	924	984
Fuel	44	55	255	321
Operating and maintenance	127	123	286	276
Operating and maintenance from affiliates	23	26	45	51
Operating and maintenance for regulatory required programs	13	—	21	—
Depreciation and amortization	268	230	533	455
Taxes other than income	77	69	150	135

Total operating expenses	1,087	1,050	2,349	2,354

Operating income	182	154	375	364

Other income and deductions
Interest expense	(74)	(32)	(116)	(61)
Interest expense to affiliates, net	(3)	(17)	(6)	(38)
Loss in equity method investments	—	(6)	—	(12)
Other, net	(1)	3	4	6

Total other income and deductions	(78)	(52)	(118)	(105)

Income before income taxes	104	102	257	259
Income taxes	29	31	81	76

Net income	75	71	176	183
Preferred security dividends	1	1	2	2

Net income on common stock	74	70	174	181

Comprehensive income, net of income taxes
Net income	75	71	176	183
Other comprehensive income (loss), net of income taxes
Amortization of realized loss on settled cash flow swaps	(1)	—	(1)	—
Change in unrealized gain on marketable securities	—	1	—	—

Other comprehensive income (loss)	(1)	1	(1)	—

Comprehensive income	$74	$72	$175	$183

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2010	2009

Cash flows from operating activities
Net income	$176	$183
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	533	455
Deferred income taxes and amortization of investment tax credits	(388)	(102)
Other non-cash operating activities	44	83
Changes in assets and liabilities:
Accounts receivable	(75)	69
Receivables from and payables to affiliates, net	27	64
Inventories	30	79
Accounts payable, accrued expenses and other current liabilities	(21)	(154)
Income taxes	323	51
Pension and non-pension postretirement benefit contributions	(20)	(16)
Other assets and liabilities	(74)	(128)

Net cash flows provided by operating activities	555	584

Cash flows from investing activities
Capital expenditures	(218)	(179)
Changes in Exelon intercompany money pool	—	(74)
Change in restricted cash	(14)	2
Other investing activities	10	1

Net cash flows used in investing activities	(222)	(250)

Cash flows from financing activities
Changes in short-term debt	—	(95)
Issuance of long-term debt	—	248
Retirement of long-term debt of variable interest entity	(402)	—
Retirement of long-term debt to PECO Energy Transition Trust	—	(330)
Dividends paid on common stock	(115)	(154)
Dividends paid on preferred securities	(2)	(2)
Repayment of receivable from parent	90	160

Net cash flows used in financing activities	(429)	(173)

Increase (decrease) in cash and cash equivalents	(96)	161
Cash and cash equivalents at beginning of period	303	39

Cash and cash equivalents at end of period	$207	$200

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$207	$303
Restricted cash and cash equivalents	2	1
Restricted cash and cash equivalents of variable interest entity	426	—
Accounts receivable, net
Customer ($366 gross accounts receivable pledged as collateral as of June 30, 2010)	641	392
Other	74	120
Inventories, net
Fossil fuel	65	96
Materials and supplies	19	18
Deferred income taxes	63	65
Prepaid utility taxes	112	—
Other	26	11

Total current assets	1,635	1,006

Property, plant and equipment, net	5,421	5,297
Deferred debits and other assets
Regulatory assets	1,403	1,834
Investments	17	18
Investments in affiliates	8	13
Receivable from affiliates	272	311
Prepaid pension asset	237	225
Other	78	315

Total deferred debits and other assets	2,015	2,716

Total assets	$9,071	$9,019

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$225	$—
Long-term debt of variable interest entity due within one year	404	—
Long-term debt to PECO Energy Transition Trust due within one year	—	415
Accounts payable	147	164
Accrued expenses	132	74
Payables to affiliates	216	189
Customer deposits	65	65
Mark-to-market derivative liabilities	2	—
Mark-to-market derivative liabilities with affiliate	3	—
Other	46	32

Total current liabilities	1,240	939

Long-term debt	2,221	2,221
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,857	2,241
Asset retirement obligations	25	24
Non-pension postretirement benefits obligations	311	296
Regulatory liabilities	299	317
Mark-to-market derivative liabilities	2	2
Mark-to-market derivative liabilities with affiliate	2	2
Other	130	141

Total deferred credits and other liabilities	2,626	3,023

Total liabilities	6,271	6,367

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,318	2,318
Receivable from parent	(90)	(180)
Retained earnings	485	426
Accumulated other comprehensive income, net	—	1

Total shareholders’ equity	2,713	2,565

Total liabilities and shareholders’ equity	$9,071	$9,019

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common	Receivable	Retained	Comprehensive	Shareholders’
(In millions)	Stock	from Parent	Earnings	Income, net	Equity

Balance, December 31, 2009	$2,318	$(180)	$426	$1	$2,565
Net income	—	—	176	—	176
Common stock dividends	—	—	(115)	—	(115)
Preferred security dividends	—	—	(2)	—	(2)
Repayment of receivable from parent	—	90	—	—	90
Other comprehensive loss, net of income taxes of $0	—	—	—	(1)	(1)

Balance, June 30, 2010	$2,318	$(90)	$485	$—	$2,713

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
Through its business services subsidiary, BSC, Exelon provides its subsidiaries with a variety of support services at cost, including legal, human resources, financial, information technology and supply management services. The costs of BSC, including support services, are directly charged or allocated to the applicable subsidiaries using a cost-causative allocation method. Corporate governance type costs that cannot be directly assigned are allocated based on a Modified Massachusetts formula, which is a method that utilizes a combination of gross revenues, total assets, and direct labor costs for the allocation base. The results of Exelon’s corporate operations are presented as “Other” within the notes to the consolidated financial statements and include intercompany eliminations unless otherwise disclosed.
Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, LLC, of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon and is eliminated in Exelon’s consolidated financial statements, ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred securities. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at June 30, 2010, as equity, and PECO’s preferred securities as preferred securities of subsidiary in its consolidated financial statements.
Exelon’s consolidated financial statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or the results of a model that identifies Exelon or one of its subsidiaries as the primary beneficiary of a VIE. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost method of accounting.
Each of Generation’s, ComEd’s and PECO’s consolidated financial statements includes the accounts of their subsidiaries. All intercompany transactions have been eliminated.
The accompanying consolidated financial statements as of June 30, 2010 and 2009 and for the three and six months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2009 Consolidated Balance Sheets were taken from audited financial statements. Certain prior year amounts in Exelon’s, Generation’s and ComEd’s Consolidated Statements of Cash Flows and in ComEd’s and PECO’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect Exelon’s, Generation’s or ComEd’s cash flows from operating activities or ComEd’s and PECO’s financial position. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2009 Annual Report on Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Variable Interest Entities (Exelon, Generation, ComEd and PECO)
Under the applicable authoritative guidance, VIEs are legal entities that possess any of the following characteristics: an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity holders do not receive expected losses or returns significant to the VIE. Companies are required to consolidate a VIE if they are its primary beneficiary.
Generation
Generation’s wholesale operations include the physical delivery and marketing of power obtained through its generating capacity, and long-, intermediate- and short-term contracts. Generation also has contracts to purchase fuel supplies for nuclear and fossil generation. These contracts and Generation’s membership in Nuclear Electric Insurance Limited are discussed in further detail in Note 18 of the 2009 Form 10-K. Generation has evaluated these contracts and determined that either it has no variable interest in an entity or, where Generation does have a variable interest in an entity, it is not the primary beneficiary and, therefore, consolidation is not required.
Several of Generation’s long-term PPAs have been determined to be operating leases that have no residual value guarantees, bargain purchase options or other provisions that would cause these operating leases to be variable interests and, therefore, not subject to this guidance. For contracts where Generation has a variable interest, Generation has considered which interest holder has the power to direct the activities that most significantly impact the economic performance of the VIE and thus is considered the primary beneficiary and is required to consolidate the entity. The primary beneficiary must also have exposure to significant losses or the right to receive significant benefits from the VIE. In general, the most significant activity of the VIEs is the operation and maintenance of the facilities, which provides the operator with the power to direct the VIEs’ activities. Facilities represent power plants, sources of uranium and fossil fuels, or plants used in the uranium conversion, enrichment and fabrication process. Generation does not have control over the operation and maintenance of the facilities considered VIEs and it does not bear operational risk of the facilities. Furthermore, Generation has no debt or equity investments in the entities, under the contracts Generation receives less than the majority of the output of the remaining expected useful life of the facilities, and Generation does not provide any other financial support through liquidity arrangements, guarantees or other commitments other than purchase commitments described in Note 12—Commitments and Contingencies. Upon consideration of these factors, Generation does not consider itself to be the primary beneficiary of these VIEs and, accordingly, has determined that consolidation is not required.
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
ComEd and PECO
ComEd’s retail operations include the purchase of electricity and RECs through procurement contracts of varying durations. PECO’s retail operations include the purchase of electricity, AECs and natural gas through procurement contracts of varying durations. These contracts are discussed in further detail in Notes 2 and 18 of the 2009 Form 10-K. ComEd and PECO have evaluated these contracts and determined that either they have no variable interest in a VIE or where ComEd or PECO do have a variable interest in a VIE as described below, it is not the primary beneficiary and, therefore, consolidation is not required.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
For contracts where ComEd or PECO has a variable interest, ComEd or PECO has considered which interest holder has the power to direct the activities that most significantly impact the economic performance of the VIE. In general, the most significant activity of the VIEs is the operation and maintenance of their production or procurement processes related to electricity, RECs, AECs or natural gas. ComEd and PECO do not have control over the operation and maintenance of the entities considered VIEs and they do not bear operational risk related to their activities. Furthermore, ComEd and PECO have no debt or equity investments in the VIEs and do not provide any other financial support through liquidity arrangements, guarantees or other commitments other than purchase commitments described in Note 12—Commitments and Contingencies. Accordingly, ComEd and PECO do not consider themselves to be the primary beneficiary of these VIEs.
As of the balance sheet date, the carrying amounts of assets and liabilities in ComEd’s and PECO’s Consolidated Balance Sheet that relate to their involvement with these VIEs are predominately related to working capital accounts and generally represent the amounts owed by ComEd and PECO for the purchases associated with the current billing cycle under the contracts.
The financing trust of ComEd, ComEd Financing III, and the financing trusts of PECO, PECO Trust III and PECO Trust IV, are not consolidated in Exelon’s, ComEd’s or PECO’s financial statements. These financing trusts were created to issue mandatorily redeemable trust preferred securities. ComEd and PECO have concluded that they do not have a variable interest in ComEd Financing III, PECO Trust III or PECO Trust IV as each Registrant financed its equity interest in the financing trusts through the issuance of subordinated debt and, therefore, has no equity at risk. ComEd and PECO, as the sponsors of the financing trusts, are obligated to pay the operating expenses of the trusts.
PECO
PETT, a financing trust, was created by PECO to purchase and own Intangible Transition Property (ITP) and to issue transition bonds to securitize $5 billion of PECO’s stranded cost recovery authorized by the PAPUC pursuant to the Competition Act. PECO made an initial capital contribution of $25 million to PETT in 1998. ITP represents the irrevocable right of PECO to collect intangible transition charges (ITC). ITC consists of the portion of CTCs that were sold by PECO to PETT and securitized through the various issuances of PETT’s transition bonds from 1999 through 2001 as authorized by the PAPUC and provides PETT with an asset sufficient to recover the aggregate principal amount of the transition bonds issued, plus amounts sufficient to provide for the credit enhancement, interest payments, servicing fees and other expenses relating to the transition bonds. PECO does not provide ongoing financial support to PETT or guarantee PETT’s performance, and the transition bondholders do not have recourse to PECO. PECO has continuing involvement in PETT in its role as the servicer of the ITC collections, for which PECO receives a fee. During the three and six months ended June 30, 2010, net pre-tax losses of $5 million and $12 million, respectively, related to PETT’s results of operations are reflected in PECO’s Consolidated Statements of Operations.
PETT was consolidated in Exelon’s and PECO’s financial statements on January 1, 2010 pursuant to authoritative guidance relating to the consolidation of VIEs that became effective at that date. Under previously issued authoritative guidance, PETT was deconsolidated based on the prescribed quantitative approach, based on expected losses, of identifying the primary beneficiary. PECO has concluded that it is the primary beneficiary of PETT due to PECO’s involvement in the design of PETT and through its role as servicer of the ITC collections. Additionally, PECO has the right to dissolve PETT and receive any of its remaining assets following retirement of the transition bonds and payment of PETT’s other expenses. The consolidation of PETT did not have a significant impact on PECO’s results of operations or statement of cash flows. PETT’s assets are restricted for the sole purpose of satisfying PETT’s obligation to its transition bondholders and payment of various administrative fees as outlined in the transition bond transaction documents. As of June 30, 2010, PETT’s restricted cash balance on PECO’s Consolidated Balance Sheet was $426 million. As of June 30, 2010, PETT’s long-term debt to transition bondholders on PECO’s Consolidated Balance Sheet was $404 million, all of which is classified as long-term debt due within one year. Upon retirement of the outstanding transition bonds on September 1, 2010 and dissolution of PETT, the remaining restricted cash balance will be remitted to PECO. During the three and six months ended June 30, 2010, PECO recognized interest expense on PETT’s transition bonds of $7 million and $18 million, respectively, which is reflected in PECO’s Consolidated Statement of Operations. See Note 5 — Debt and Credit Agreements for further information regarding PETT’s debt to bondholders.

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
Consolidation of Variable Interest Entities
In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance became effective for the Registrants on January 1, 2010. The impact of the adoption for Exelon and PECO and relevant disclosure is included in Note 1 — Basis of Presentation. The adoption of this guidance did not impact Generation’s or ComEd’s results of operations, cash flows or financial positions.
Fair Value Measurements Disclosures
In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Registrants’ mark-to-market derivative assets and liabilities and NDT fund investments are the only fair value measurements affected by this guidance. This guidance became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions. See Note 4 — Fair Value of Financial Assets and Liabilities for additional information.
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
Illinois Settlement Agreement (Exelon, Generation and ComEd). Various Illinois electric utilities, their affiliates and generators of electricity in Illinois agreed to contribute approximately $1 billion over a period of four years ending in 2010 to programs to provide rate relief to Illinois electricity customers and funding for the IPA, created as a result of the Illinois Settlement Legislation. Generation recognized net costs from its contributions pursuant to the Illinois Settlement Legislation of $7 million and $9 million for the three and six months ended June 30, 2010 and $30 million and $63 million for the three and six months ended June 30, 2009, respectively, in its Consolidated Statements of Operations. ComEd’s net costs from its contributions pursuant to the Illinois Settlement Legislation were $0 and $1 million for the three and six months ended June 30, 2010, respectively, and $2 million and $3 million for the three and six months ended June 30, 2009, respectively.
As of June 30, 2010, Generation’s remaining costs to be recognized related to the rate relief commitment are $12 million, consisting of $6 million related to programs for ComEd customers and $6 million for programs for customers of other Illinois utilities. ComEd has no remaining costs to be recognized related to the rate relief commitment as of June 30, 2010.
Illinois Procurement Proceedings (Exelon and ComEd). Under the Illinois Settlement Legislation, ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. With the approval of the ICC, the IPA administers a competitive process under which ComEd procures its electricity supply based on ComEd’s anticipated supply needs.
On April 30, 2010, the ICC approved the results of ComEd’s 2010 RFP process. Approximately 25% and 6% of ComEd’s expected energy requirements for the June 2010 through May 2011 period and the June 2011 through May 2012 period, respectively, are being procured through the 2010 RFP process. The remainder of ComEd’s expected energy requirements through May 2012 will be met through additional block contracts resulting from previously completed and future RFP processes or purchased through the spot market and hedged by the financial swap contract with Generation.
The Illinois Settlement Legislation requires ComEd to purchase an increasing percentage of its electricity requirements from renewable energy resources. On May 24, 2010, the ICC approved the results of ComEd’s 2010 RFP to procure RECs for the period June 2010 through May 2011. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s energy commitments.
Illinois Electric Distribution Rate Case (Exelon and ComEd). On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its net annual revenue requirement for electric distribution to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since the last rate filing in 2007. The requested increase also reflects increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The requested rate of return on common equity is 11.5%. The requested increase in electric distribution rates would increase the average residential customer’s monthly electric bill by approximately 7%. In addition, ComEd is requesting future recovery of certain amounts that were previously recorded as expense. If that request is approved, ComEd would reverse the previously expensed costs and establish regulatory assets with amortization over the period during which rate recovery is allowed. As a result, ComEd would recognize a one-time benefit of up to $39 million (pre-tax) to reverse the prior charges. The requested increase also includes $22 million for increased uncollectible accounts expense. If the rate request is approved, the threshold for determining over/under recoveries under ComEd’s uncollectible accounts tariff would be increased by $22 million. The new electric distribution rates would take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Illinois Legislation for Recovery of Uncollectible Accounts (Exelon and ComEd). In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with the legislation, with minor modifications. As a result of the ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense in the first quarter of 2010 for the cumulative under-collections in 2008 and 2009. Recovery of the regulatory asset associated with 2008 and 2009 activities will take place over an approximate 14-month time frame which began in April 2010. The recovery or refund of the difference in the uncollectible accounts expense applicable to the years starting with January 1, 2010, will take place over a 12-month time frame beginning in June of the following year. In addition, ComEd recorded a one-time charge of $10 million to operating and maintenance expense in the first quarter of 2010 for a contribution to the Supplemental Low-Income Energy Assistance Fund as required by the legislation. The fund is used to assist low-income residential customers.
Annual Transmission Formula Rate Update (Exelon and ComEd). ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update filed in May 2010 reflects actual 2009 expenses and investments plus forecasted 2010 capital additions. The update resulted in a revenue requirement of $430 million offset by a $14 million reduction related to the true-up of 2009 actual costs for a net revenue requirement of $416 million. This compares to the May 2009 updated net revenue requirement of $440 million. The decrease in the revenue requirement was primarily driven by ComEd’s 2009 cost savings measures. The 2010 net revenue requirement became effective June 1, 2010 and is recovered over the period extending through May 31, 2011. The regulatory liability associated with the true-up is being amortized as the associated revenues are refunded.
ComEd’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 9.27%, a decrease from the 9.43% return previously authorized. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.5% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the formula transmission rate is currently capped at 56%. This equity cap will be reduced to 55% in June 2011.
Pennsylvania Electric and Natural Gas Distribution Rate Cases (Exelon and PECO). On March 31, 2010, PECO filed separate petitions before the PAPUC for increases of $316 million and $44 million to its annual service revenue requirement for electric and natural gas delivery, respectively, to fund critical infrastructure improvement projects to meet customer demand and ensure the safe and reliable delivery of electricity and natural gas. The requested rate of return on common equity under the electric and natural gas delivery rate cases is 11.75%. The requested increase in delivery rates charged to customers for electric and natural gas as a result of the rate cases is 6.94% and 5.28%, respectively. The new electric and gas delivery rates would take effect no later than January 1, 2011. The results of the rate cases are expected to be known in the fourth quarter of 2010. PECO cannot predict how much of the requested increases the PAPUC may approve.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Pennsylvania Transition-Related Regulatory Matters (Exelon, Generation and PECO). In 2009, the PAPUC entered an Order instituting an investigation into whether PECO’s nuclear decommissioning cost adjustment clause (NDCAC), which is a mechanism that allows PECO to recover costs from customers for the decommissioning of seven former PECO nuclear units now owned by Generation, should continue after December 31, 2010. The Pennsylvania Offices of Trial Staff, Consumer Advocate, Small Business Advocate and a group of industrial customers (collectively, the parties) intervened in the proceeding. During the course of the investigation, PECO and the parties reached an agreement, as set forth in a Stipulation and Joint Memorandum filed on February 24, 2010 (Settlement) that PECO is entitled to recover decommissioning costs through the NDCAC beyond December 31, 2010. The Settlement also contained a provision in which it was agreed that PECO would not claim recovery under the NDCAC for any incremental physical decommissioning costs incurred with respect to any former PECO nuclear unit as a result of an extension of a unit’s NRC Operating License. On March 16, 2010, the ALJ issued a Recommended Decision, which concluded that PECO’s NDCAC should remain in effect beyond December 31, 2010, and recommended approval of the Settlement subject to a modification. Specifically, the ALJ stated that the provision regarding the recovery of incremental physical decommissioning costs is outside the scope of this investigation and is more appropriately considered in the NDCAC filings that are made every 5 years. Accordingly, the ALJ declined to approve this provision of the Settlement. On April 8, 2010, the parties filed exceptions to the ALJ’s proposed modification of the Settlement. On July 15, 2010, the PAPUC granted the parties’ exceptions and approved the Settlement in its entirety without the modification recommended by the ALJ. See Note 10 — Nuclear Decommissioning for additional information.
Pennsylvania Procurement Proceedings (Exelon and PECO). In 2009, the PAPUC approved PECO’s DSP Program, under which PECO will provide default electric service following the expiration of its electric generation rate caps on December 31, 2010. Under the DSP Program, PECO is permitted to recover its electricity procurement costs from retail customers without mark-up. The costs of the DSP program have been recorded as a regulatory asset as shown in the Regulatory Assets and Liabilities tables below and are recoverable through a rider mechanism over a 29-month period beginning in January 2011. On May 27, 2010, PECO entered into contracts with PAPUC approved bidders for its third competitive procurement of electric supply for default electric service customers commencing January 2011. The May 2010 procurements were for default electric service to the residential, small commercial, medium commercial and large commercial and industrial customer classes. As of June 30, 2010, including the previous competitive procurements completed in 2009, PECO has entered into contracts with terms of 17 to 29 months covering 72% of planned full requirements contracts for the residential customer class and 60% of planned full requirements contracts for the small commercial customer class, contracts with 17-month terms covering 58% of planned full requirements contracts for the medium commercial customer class and contracts with 12-month terms covering 100% of planned full requirements contracts for the large fixed-price commercial and industrial customer class in accordance with the DSP program. As of June 30, 2010, including the previous competitive procurements completed in 2009, PECO has entered into block contracts with terms of 2 to 60 months totaling 260 MW for service to the residential customer class for the years 2011 through 2015 in accordance with the DSP program. As of June 30, 2010, PECO recorded a regulatory asset to offset the mark-to-market liability recorded for derivative block contracts as shown in the Regulatory Assets and Liabilities tables below. See Note 6 — Derivative Financial Instruments for additional information on the mark-to-market liability. PECO will conduct six additional competitive procurements over the remainder of the term of the DSP Program, which expires May 31, 2013.
As part of the 2009 settlement of the DSP Program, PECO filed a Revised Electric Purchase of Receivables (POR) program that required PECO to purchase the customer accounts receivable of electric generation suppliers (EGS) that participate in the electric customer choice program and have elected consolidated billing under the 1998 Restructuring Settlement. The Revised Electric POR program was filed on November 20, 2009, and provided for full recovery of PECO’s system implementation costs for program administration through a temporary discount on purchased receivables. On June 16, 2010, the PAPUC approved PECO’s settlement of the electric POR program. The approved settlement states that PECO can terminate electric service to customers beginning January 1, 2011, based on unpaid charges for EGS service, and uncollectible account expense will be recovered from customers through distribution rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Smart Meter and Smart Grid Investments (Exelon and PECO). On November 25, 2009, PECO filed a joint petition with the PAPUC for partial settlement of its $550 million Smart Meter Procurement and Installation Plan to install more than 1.6 million smart meters and deploy advanced communication networks over a 15-year period. On April 22, 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan that provides for recovery of program expenses, which includes accelerated depreciation incurred on existing meters due to early deployment, over the period January 1, 2011 through December 31, 2020. PECO plans to file for PAPUC approval of an initial dynamic pricing and customer acceptance program in September 2010 and for approval of a universal meter deployment plan for its remaining customers in 2012. As of June 30, 2010, PECO recorded regulatory assets related to recoverable program expenses including smart meter accelerated depreciation as shown in the Regulatory Assets and Liabilities table below.
On April 12, 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum grant allowable under the program, for its SGIG project — Smart Future Greater Philadelphia. As a result of the SGIG funding, PECO will deploy 600,000 smart meters within three years, accelerate universal deployment of more than 1.6 million smart meters from 15 years to 10 years and increase Smart Grid investments to approximately $100 million over the next three years. The $200 million SGIG funds will be reimbursed ratably based on projected spending of more than $400 million, which includes approximately $7 million related to demonstration projects by two sub-recipients. The SGIG is non-taxable based on recent IRS guidance. The DOE has a conditional ownership interest in federally-funded project property and equipment, which is subordinate to PECO’s existing mortgage. In total, over the next 10 years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG from the DOE will be used to significantly reduce the impact of those investments on PECO ratepayers.
Energy Efficiency Program (Exelon and PECO). Pursuant to Act 129’s EE&C reduction targets, PECO filed its EE&C plan with the PAPUC and received partial approval in 2009. On February 11, 2010, the PAPUC approved PECO’s revisions to the EE&C plan. The approved plan totals more than $330 million, which is recoverable from ratepayers. As of June 30, 2010, PECO recorded a regulatory liability for revenue billed, net of expenses incurred for the EE&C plan as shown in the Regulatory Assets and Liabilities tables below. During the three and six months ended June 30, 2010, PECO recorded recovered operating expenses and equal and offsetting operating revenues related to the energy efficiency program as shown in the Operating and Maintenance for Regulatory Required Programs table below.
Alternative Energy Portfolio Standards (Exelon and PECO). PECO will be required to comply with the AEPS Act following the end of the electric generation rate cap transition period. PECO has entered into five-year agreements with accepted bidders, including Generation, to purchase a total of 452,000 AECs annually, in order to prepare for 2011, PECO’s first year of required compliance. In 2009, the PAPUC approved a settlement of PECO’s petition for early procurement and banking of up to 8,000 solar Tier 1 AECs annually for 10 years. On March 3, 2010, PECO announced that it had entered into 10-year agreements to purchase 8,000 solar Tier 1 AECs annually.
Regulatory Assets and Liabilities (Exelon, ComEd and PECO)
Exelon, ComEd and PECO prepare their consolidated financial statements in accordance with the authoritative guidance for accounting for certain types of regulation. Under this guidance, regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits that have been deferred because it is probable such amounts will be returned to customers through future regulated rates or represent billings in advance of expenditures for approved regulatory programs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of June 30, 2010 and December 31, 2009. For additional information on the specific regulatory assets and liabilities, refer to Note 19 of the 2009 Form 10-K.

June 30, 2010	Exelon	ComEd	PECO

Regulatory assets
Competitive transition charge	$438	$—	$438
Pension and other postretirement benefits	2,540	—	16
Deferred income taxes	851	21	830
Smart meter program expenses	3	—	3
Smart meter accelerated depreciation	3	—	3
Debt costs	131	114	17
Severance	84	84	—
Asset retirement obligations	66	50	16
MGP remediation costs	136	97	39
RTO start-up costs	11	11	—
Under-recovered uncollectible accounts	49	49	—
Financial swap with Generation — noncurrent	—	627	—
DSP Program electric procurement contracts - noncurrent	2	—	4
DSP Program costs	6	—	6
Other	60	29	31

Noncurrent regulatory assets	4,380	1,082	1,403
Financial swap with Generation — current	—	383	—
Under-recovered energy and transmission costs current asset	14	14	—
DSP Program electric procurement contracts — current	2	—	5

Total regulatory assets	$4,396	$1,479	$1,408

Regulatory liabilities
Nuclear decommissioning (a)	$2,069	$1,797	$272
Removal costs	1,229	1,229	—
Refund of PURTA taxes	4	—	4
Energy efficiency and demand response programs	41	19	22
Other	1	—	1

Noncurrent regulatory liabilities	3,344	3,045	299
Over-recovered energy and transmission costs current liability	51	13	38

Total regulatory liabilities	$3,395	$3,058	$337

December 31, 2009	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$883	$—	$883
Pension and other postretirement benefits	2,634	—	19
Deferred income taxes	842	20	822
Debt costs	144	125	19
Severance	95	95	—
Asset retirement obligations	65	49	16
MGP remediation costs	143	103	40
RTO start-up costs	12	12	—
Financial swap with Generation—noncurrent	—	669	—
DSP Program electric procurement contracts	2	—	4
DSP Program costs	5	—	5
Other	47	23	26

Noncurrent regulatory assets	4,872	1,096	1,834
Financial swap with Generation—current	—	302	—
Under-recovered energy and transmission costs current asset	56	56	—

Total regulatory assets	$4,928	$1,454	$1,834

Regulatory liabilities
Nuclear decommissioning (a)	$2,229	$1,918	$311
Removal costs	1,212	1,212	—
Refund of PURTA taxes	4	—	4
Deferred taxes	30	—	—
Energy efficiency and demand response programs	15	15	—
Other	2	—	2

Noncurrent regulatory liabilities	3,492	3,145	317
Over-recovered energy and transmission costs current liability	33	11	22

Total regulatory liabilities	$3,525	$3,156	$339

(a)
These amounts represent estimated future nuclear decommissioning costs that are less than the associated NDT fund assets. These regulatory liabilities have an equal and offsetting noncurrent receivable from affiliate at ComEd and PECO, and a noncurrent payable to affiliate recorded at Generation equal to the total regulatory liability at Exelon, ComEd and PECO. See Note 10 — Nuclear Decommissioning for additional information on the NDT fund activity.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Operating and Maintenance for Regulatory Required Programs (Exelon, ComEd and PECO)
The following tables set forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause for ComEd and PECO for the three and six months ended June 30, 2010 and 2009. An equal and offsetting amount has been reflected in operating revenues during the periods.

For the Three Months Ended June 30, 2010	Exelon	ComEd		PECO
Energy efficiency and demand response programs	$33	$20	(a)	$13
Purchased power administrative costs	1	1		—

Total operating and maintenance for regulatory required programs	$34	$21		$13

For the Six Months Ended June 30, 2010	Exelon	ComEd		PECO
Energy efficiency and demand response programs	$58	$38	(a)	$20
Purchased power administrative costs	2	2		—
Consumer education program	1	—		1	(b)

Total operating and maintenance for regulatory required programs	$61	$40		$21

For the Three Months Ended June 30, 2009	Exelon	ComEd
Energy efficiency and demand response programs	$13	$13	(a)
Purchased power administrative costs	1	1

Total operating and maintenance for regulatory required programs	$14	$14

For the Six Months Ended June 30, 2009	Exelon	ComEd
Energy efficiency and demand response programs	$23	$23	(a)
Purchased power administrative costs	2	2

Total operating and maintenance for regulatory required programs	$25	$25

(a)	As a result of the Illinois Settlement Legislation, Illinois utilities are required to provide energy efficiency and demand response programs.

(b)	In 2009, the PAPUC authorized PECO to collect a surcharge to recover expenditures associated with PECO’s approved consumer education plan related to the transition to competitive energy market prices.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
4. Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)
Non-Derivative Financial Assets and Liabilities. As of June 30, 2010 and December 31, 2009, the Registrants’ carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, short-term notes payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.
Fair Value of Financial Liabilities Recorded at the Carrying Amount
Exelon
The carrying amounts and fair values of Exelon’s long-term debt, spent nuclear fuel obligation and preferred securities of subsidiary as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt (including amounts due within one year)	$11,026	$12,077	$11,634	$12,223
Long-term debt of variable interest entity due within one year (a)	404	408	—	—
Long-term debt to PETT due within one year (a)	—	—	415	426
Long-term debt to financing trusts	390	332	390	325
Spent nuclear fuel obligation	1,018	864	1,017	832
Preferred securities of subsidiary	87	70	87	63

(a)
On January 1, 2010, PETT was consolidated in Exelon’s Consolidated Financial Statements in accordance with the new FASB authoritative guidance related to the consolidation of VIEs. See Note 1 — Basis of Presentation for additional information.

Generation
The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligations as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,779	$3,021	$2,993	$3,132
Spent nuclear fuel obligation	1,018	864	1,017	832
ComEd
The carrying amounts and fair values of ComEd’s long-term debt as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,712	$5,260	$4,711	$5,062
Long-term debt to financing trust	206	173	206	167

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
PECO
The carrying amounts and fair values of PECO’s long-term debt and preferred securities as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,221	$2,461	$2,221	$2,346
Long-term debt of variable interest entity due within one year (a)	404	408	—	—
Long-term debt to PETT due within one year (a)	—	—	415	426
Long-term debt to financing trusts	184	159	184	158
Preferred securities	87	70	87	63

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Exelon
The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,455	$—	$—	$1,455
Nuclear decommissioning trust fund investments
Cash equivalents	53	73	—	126
Equity securities(b)	1,414	—	—	1,414
Commingled funds(c)	—	1,920	—	1,920
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	702	106	—	808
Debt securities issued by states of the United States and political subdivisions of the states	—	440	—	440
Corporate debt securities	—	719	—	719
Federal agency mortgage-backed securities	—	761	—	761
Commercial mortgage-backed securities (non-agency)	—	125	—	125
Residential mortgage-backed securities (non-agency)	—	8	—	8
Other debt obligations	—	74	1	75

Nuclear decommissioning trust fund investments subtotal(d)	2,169	4,226	1	6,396

Rabbi trust investments
Cash equivalents	24	—	—	24
Mutual funds(e)	13	—	—	13

Rabbi trust investments subtotal	37	—	—	37

Mark-to-market derivative assets
Cash flow hedges	—	973	4	977
Other derivatives	3	1,852	72	1,927
Proprietary trading	—	287	47	334
Effect of netting and allocation of collateral received/paid(f)	(6)	(2,154)	(33)	(2,193)

Mark-to-market assets(g)	(3)	958	90	1,045

Total assets	3,658	5,184	91	8,933

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(79)	(3)	(82)
Other derivatives	(3)	(948)	(29)	(980)
Proprietary trading	—	(282)	(13)	(295)
Effect of netting and allocation of collateral received/paid(f)	3	1,270	22	1,295

Mark-to-market liabilities(g)	—	(39)	(23)	(62)

Deferred compensation	—	(70)	—	(70)

Total liabilities	—	(109)	(23)	(132)

Total net assets	$3,658	$5,075	$68	$8,801

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,845	$—	$—	$1,845
Nuclear decommissioning trust fund investments
Cash equivalents	2	120	—	122
Equity securities(b)	1,528	—	—	1,528
Commingled funds(c)	—	2,086	—	2,086
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	511	119	—	630
Debt securities issued by states of the United States and political subdivisions of the states	—	454	—	454
Corporate debt securities	—	710	—	710
Federal agency mortgage-backed securities	—	887	—	887
Commercial mortgage-backed securities (non-agency)	—	91	—	91
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	76	—	76

Nuclear decommissioning trust fund investments subtotal(d)	2,041	4,552	—	6,593

Rabbi trust investments
Cash equivalents	28	—	—	28
Mutual funds(e)	13	—	—	13

Rabbi trust investments subtotal	41	—	—	41

Mark-to-market derivative net (liabilities) assets(f)(g)	(4)	852	(44)	804

Total assets (liabilities)	3,923	5,404	(44)	9,283

Liabilities
Deferred compensation	—	(82)	—	(82)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(82)	(2)	(84)

Total net assets	$3,923	$5,322	$(46)	$9,199

(a)
Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value. Includes restricted cash equivalents of VIE at June 30, 2010. See Note 1 — Basis of Presentation for additional information on the VIE.

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

(d)
Excludes net assets of $102 million and $76 million at June 30, 2010 and December 31, 2009, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases.

(e)	Excludes $22 million and $23 million of the cash surrender value of life insurance investments at June 30, 2010 and December 31, 2009, respectively.

(f)
Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $884 million and $11 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2010. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $941 million and $3 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2009.

(g)
The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $383 million and $627 million at June 30, 2010 and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and current and noncurrent assets of $3 million and $2 million at June 30, 2010 and a noncurrent asset of $2 million at December 31, 2009, respectively, related to the fair value of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009:

	Nuclear
	Decommissioning
	Trust Fund	Mark-to-Market
Three Months Ended June 30, 2010 (a)	Investments	Derivatives		Total
Balance as of March 31, 2010	$—	$33		$33
Total realized / unrealized gains (losses)
Included in other comprehensive income	—	(11	)(c)	(11)
Included in regulatory assets	—	1		1
Change in collateral	—	9		9
Purchases, sales, issuances, and settlements
Purchases	1	11		12
Transfers out of Level 3 — Liability	—	24		24

Balance as of June 30, 2010	$1	$67		$68

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2010	$—	$1		$1

			Nuclear
			Decommissioning
	Servicing		Trust Fund	Mark-to-Market
Six Months Ended June 30, 2010 (a)	Liability		Investments	Derivatives	Total
Balance as of December 31, 2009	$(2)		$—	$(44)	$(46)
Total realized / unrealized gains (losses)
Included in income	2	(d)	—	80 (b)	82
Included in other comprehensive income	—		—	7 (c)	7
Included in regulatory assets	—		—	(2)	(2)
Change in collateral	—		—	(8)	(8)
Purchases, sales, issuances, and settlements
Purchases	—		1	11	12
Transfers out of Level 3 — Liability	—		—	23	23

Balance as of June 30, 2010	$—		$1	$67	$68

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2010	$—		$—	$78	$78

(a)	Effective December 31, 2009, Exelon categorizes its NDT commingled funds within the Level 2 fair value hierarchy.

(b)
Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations for the six months ended June 30, 2010. The reclassification due to settlement of derivative contracts for the three months ended June 30, 2010 was insignificant.

(c)
Excludes increases/(decreases) in fair value of ($121) million and $199 million and realized losses due to settlements of $104 million and $160 million associated with Generation’s financial swap contract with ComEd and ($1) million and $3 million of changes in fair value of Generation’s block contracts with PECO for the three and six months ended June 30, 2010, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(d)
The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 5 — Debt and Credit Agreements for additional information.

		Nuclear
		Decommissioning
	Servicing	Trust Fund	Mark-to-Market
Three Months Ended June 30, 2009	Liability	Investments	Derivatives		Total
Balance as of March 31, 2009	$(2)	$1,371	$48		$1,417
Total realized / unrealized gains (losses)
Included in income	—	98	(33	)(a)	65
Included in other comprehensive income	—	—	(2	)(b)	(2)
Included in regulatory assets	—	183	(1)		182
Purchases, sales and issuances, net	—	27	—		27

Balance as of June 30, 2009	$(2)	$1,679	$12		$1,689

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2009	$—	$97	$(21)		$76

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

		Nuclear
		Decommissioning
	Servicing	Trust Fund	Mark-to-Market
Six Months Ended June 30, 2009	Liability	Investments	Derivatives		Total
Balance as of December 31, 2008	$(2)	$1,220	$106		$1,324
Total realized / unrealized gains (losses)
Included in income	—	41	(101	)(a)	(60)
Included in other comprehensive income	—	—	10	(b)	10
Included in regulatory assets	—	84	(1)		83
Purchases, sales and issuances, net	—	334	—		334
Transfers into (out of ) Level 3	—	—	(2)		(2)

Balance as of June 30, 2009	$(2)	$1,679	$12		$1,689

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2009	$—	$40	$(71)		$(31)

(a)
Includes the reclassification of $12 million and $30 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2009, respectively.

(b)
Excludes increases/(decreases) in fair value of ($85) million and $667 million and realized losses due to settlements of $60 million and $86 million associated with Generation’s financial swap contract with ComEd for the three and six months ended June 30, 2009, respectively. All amounts eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009:

	Operating	Purchased
	Revenue	Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended June 30, 2010	$15	$(20)	$5	$—
Total gains included in income for the six months ended June 30, 2010	$13	$36	$31	$2
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2010 for the three months ended June 30, 2010	$20	$(21)	$2	$—
Change in the unrealized gains relating to assets and liabilities held as of June 30, 2010 for the six months ended June 30, 2010	$23	$33	$22	$—

	Operating	Purchased
	Revenue	Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended June 30, 2009	$(21)	$(10)	$(2)	$98
Total gains (losses) included in income for the six months ended June 30, 2009	$(42)	$(6)	$(53)	$41
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2009 for the three months ended June 30, 2009	$—	$(9)	$(12)	$97
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2009 for the six months ended June 30, 2009	$—	$(7)	$(64)	$40

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Generation
The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$790	$—	$—	$790
Nuclear decommissioning trust fund investments
Cash equivalents	53	73	—	126
Equity securities(b)	1,414	—	—	1,414
Commingled funds(c)	—	1,920	—	1,920
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	702	106	—	808
Debt securities issued by states of the United States and political subdivisions of the states	—	440	—	440
Corporate debt securities	—	719	—	719
Federal agency mortgage-backed securities	—	761	—	761
Commercial mortgage-backed securities (non-agency)	—	125	—	125
Residential mortgage-backed securities (non-agency)	—	8	—	8
Other debt obligations	—	74	1	75

Nuclear decommissioning trust fund investments subtotal(d)	2,169	4,226	1	6,396

Rabbi trust investments(e)(f)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	973	1,019	1,992
Other derivatives	3	1,837	72	1,912
Proprietary trading	—	287	47	334
Effect of netting and allocation of collateral received/paid (g)	(6)	(2,154)	(33)	(2,193)

Mark-to-market assets(h)	(3)	943	1,105	2,045

Total assets	2,960	5,169	1,106	9,235

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(73)	(3)	(76)
Other derivatives	(3)	(948)	(25)	(976)
Proprietary trading	—	(282)	(13)	(295)
Effect of netting and allocation of collateral received/paid (g)	3	1,270	22	1,295

Mark-to-market liabilities	—	(33)	(19)	(52)

Deferred compensation	—	(19)	—	(19)

Total liabilities	—	(52)	(19)	(71)

Total net assets	$2,960	$5,117	$1,087	$9,164

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,040	$—	$—	$1,040
Nuclear decommissioning trust fund investments
Cash equivalents	2	120	—	122
Equity securities(b)	1,528	—	—	1,528
Commingled funds(c)	—	2,086	—	2,086
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	511	119	—	630
Debt securities issued by states of the United States and political subdivisions of the states	—	454	—	454
Corporate debt securities	—	710	—	710
Federal agency mortgage-backed securities	—	887	—	887
Commercial mortgage-backed securities (non-agency)	—	91	—	91
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	76	—	76

Nuclear decommissioning trust fund investments subtotal(d)	2,041	4,552	—	6,593

Rabbi trust investments(e)(f)	4	—	—	4
Mark-to-market derivative net assets(g)(h)	(4)	842	931	1,769

Total assets	3,081	5,394	931	9,406

Liabilities
Deferred compensation	—	(23)	—	(23)

Total liabilities	—	(23)	—	(23)

Total net assets	$3,081	$5,371	$931	$9,383

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.

(b)	Generation’s NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index, Russell 3000 Index or Morgan Stanley Capital International EAFE Index.

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

(d)
Excludes net assets of $102 million and $76 million at June 30, 2010 and December 31, 2009, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases.

(e)	The mutual funds held by the Rabbi trusts that are invested in common stock of S&P 500 companies and Pennsylvania municipal bonds are primarily rated as investment grade.

(f)	Excludes $7 million of the cash surrender value of life insurance investments at June 30, 2010 and December 31, 2009.

(g)
Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $884 million and $11 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2010. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $941 million and $3 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2009.

(h)
The Level 3 balance includes current and noncurrent assets for Generation of $383 million and $627 million at June 30, 2010 and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and current and noncurrent assets of $3 million and $2 million at June 30, 2010, respectively, and a noncurrent asset of $2 million at December 31, 2009, related to the fair value of Generation’s block contracts with PECO. All of the mark-to-market balances Generation carries associated with the financial swap contract with ComEd and the block contracts with PECO eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009:

	Nuclear
	Decommissioning
	Trust Fund	Mark-to-Market
Three Months Ended June 30, 2010 (a)	Investments	Derivatives		Total
Balance as of March 31, 2010	$—	$1,279		$1,279
Total realized / unrealized losses
Included in other comprehensive income	—	(237	)(c)	(237)
Change in collateral	—	9		9
Purchases, sales, issuances, and settlements
Purchases	1	11		12
Transfers out of Level 3 — Liability	—	24		24

Balance as of June 30, 2010	$1	$1,086		$1,087

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held as of June 30, 2010	$—	$1		$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Nuclear
	Decommissioning
	Trust Fund	Mark-to-Market
Six Months Ended June 30, 2010 (a)	Investments	Derivatives		Total
Balance as of December 31, 2009	$—	$931		$931
Total realized / unrealized gains
Included in income	—	80	(b)	80
Included in other comprehensive income	—	49	(c)	49
Change in collateral	—	(8)		(8)
Purchases, sales, issuances, and settlements
Purchases	1	11		12
Transfers out of Level 3 — Liability	—	23		23

Balance as of June 30, 2010	$1	$1,086		$1,087

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2010	$—	$78		$78

(a)	Effective December 31, 2009, Exelon categorizes its NDT commingled funds within the Level 2 fair value hierarchy.

(b)
Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations for the six months ended June 30, 2010. The reclassification due to settlement of derivative contracts for the three months ended June 30, 2010 was insignificant.

(c)
Includes increases/(decreases) in fair value of ($121) million and $199 million and realized losses due to settlements of $104 million and $160 million associated with Generation’s financial swap contract with ComEd and ($1) million and $3 million of changes in fair value of Generation’s block contracts with PECO for the three and six months ended June 30, 2010, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

	Nuclear
	Decommissioning
	Trust Fund	Mark-to-Market
Three Months Ended June 30, 2009	Investments	Derivatives		Total
Balance as of March 31, 2009	$1,371	$1,230		$2,601
Total realized / unrealized gains (losses)
Included in income	98	(33	)(a)	65
Included in other comprehensive income	—	(146	)(b)	(146)
Included in noncurrent payables to affiliates	183	—		183
Purchases, sales, issuances and settlements, net	27	—		27

Balance as of June 30, 2009	$1,679	$1,051		$2,730

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2009	$97	$(21)		$76

	Nuclear
	Decommissioning
	Trust Fund	Mark-to-Market
Six Months Ended June 30, 2009	Investments	Derivatives		Total
Balance as of December 31, 2008	$1,220	$562		$1,782
Total realized / unrealized gains (losses)
Included in income	41	(101	)(a)	(60)
Included in other comprehensive income	—	592	(b)	592
Included in noncurrent payables to affiliates	84	—		84
Purchases, sales, issuances and settlements, net	334	—		334
Transfers out of Level 3	—	(2)		(2)

Balance as of June 30, 2009	$1,679	$1,051		$2,730

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30, 2009	$40	$(71)		$(31)

(a)
Includes the reclassification of $12 million and $30 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2009, respectively.

(b)
Includes increases/(decreases) in fair value of ($85) million and $667 million and realized losses due to settlements of $60 million and $86 million associated with Generation’s financial swap contract with ComEd for the three and six months ended June 30, 2009, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following tables present total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009:

	Operating	Purchased
	Revenue	Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended June 30, 2010	$15	$(20)	$5	$—
Total gains included in income for the six months ended June 30, 2010	$13	$36	$31	$—
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2010 for the three months ended June 30, 2010	$20	$(21)	$2	$—
Change in the unrealized gains relating to assets and liabilities held as of June 30, 2010 for the six months ended June 30, 2010	$23	$33	$22	$—

	Operating	Purchased
	Revenue	Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended June 30, 2009	$(21)	$(10)	$(2)	$98
Total gains (losses) included in income for the six months ended June 30, 2009	$(42)	$(6)	$(53)	$41
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2009 for the three months ended June 30, 2009	$—	$(9)	$(12)	$97
Change in the unrealized gains (losses) relating to assets and liabilities held as of June 30, 2009 for the six months ended June 30, 2009	$—	$(7)	$(64)	$40
ComEd
The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$7	$—	$—	$7
Rabbi trust investments
Cash equivalents	24	—	—	24

Total assets	31	—	—	31

Liabilities
Deferred compensation obligation	—	(7)	—	(7)
Mark-to-market derivative liabilities
Cash flow hedges (b)	—	(6)	—	(6)
Other derivatives (c)	—	—	(1,010)	(1,010)

Mark-to-market liabilities	—	(6)	(1,010)	(1,016)

Total liabilities	—	(13)	(1,010)	(1,023)

Total net assets (liabilities)	$31	$(13)	$(1,010)	$(992)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$25	$—	$—	$25
Rabbi trust investments
Cash equivalents	28	—	—	28

Total assets	53	—	—	53

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities (c)	—	—	(971)	(971)

Total liabilities	—	(8)	(971)	(979)

Total net assets (liabilities)	$53	$(8)	$(971)	$(926)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.

(b)	Cash flow hedges relating to treasury rate locks were recorded in Other current liabilities on ComEd’s Consolidated Balance Sheets.

(c)
The Level 3 balance is comprised of the current and noncurrent liability of $383 million and $627 million at June 30, 2010, respectively, and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of ComEd’s financial swap contract with Generation, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009:

Mark-to-Market
Three Months Ended June 30, 2010	Derivatives
Balance as of March 31, 2010	$(1,235)
Total realized / unrealized gains included in regulatory assets (a)	225

Balance as of June 30, 2010	$(1,010)

Mark-to-Market
Six Months Ended June 30, 2010	Derivatives
Balance as of December 31, 2009	$(971)
Total realized / unrealized losses included in regulatory assets (a)	(39)

Balance as of June 30, 2010	$(1,010)

(a)
Includes increases/(decreases) in fair value of $121 million and ($199) million and realized gains due to settlements of $104 million and $160 million associated with ComEd’s financial swap contract with Generation for the three and six months ended June 30, 2010, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Mark-to-Market
Three Months Ended June 30, 2009	Derivatives
Balance as of March 31, 2009	$(1,182)
Total realized / unrealized gains included in regulatory assets (a)	145

Balance as of June 30, 2009	$(1,037)

Mark-to-Market
Six Months Ended June 30, 2009	Derivatives
Balance as of December 31, 2008	$(456)
Total realized / unrealized losses included in regulatory assets (a)	(581)

Balance as of June 30, 2009	$(1,037)

(a)
Includes increases/(decreases) in fair value of $85 million and ($667) million and realized gains due to settlements of $60 million and $86 million associated with ComEd’s financial swap contract with Generation for the three and six months ended June 30, 2009, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
PECO
The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$612	$—	$—	$612
Rabbi trust investments — mutual funds(b)(c)	7	—	—	7

Total assets	619	—	—	619

Liabilities
Deferred compensation obligation	—	(22)	—	(22)
Mark-to-market derivative liabilities(d)	—	—	(9)	(9)

Total liabilities	—	(22)	(9)	(31)

Total net assets (liabilities)	$619	$(22)	$(9)	$588

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$281	$—	$—	$281
Rabbi trust investments — mutual funds(b)(c)	7	—	—	7

Total assets	288	—	—	288

Liabilities
Deferred compensation obligation	—	(25)	—	(25)
Mark-to-market derivative liabilities(d)	—	—	(4)	(4)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(25)	(6)	(31)

Total net assets (liabilities)	$288	$(25)	$(6)	$257

(a)
Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value. Includes restricted cash equivalents of VIE at June 30, 2010. See Note 1 — Basis of Presentation for additional information on the VIE.

(b)	The mutual funds held by the Rabbi trusts invest in common stock of S&P 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.

(c)	Excludes $11 million and $12 million of the cash surrender value of life insurance investments at June 30, 2010 and December 31, 2009.

(d)
The Level 3 balance is comprised of the current and noncurrent liability of $5 million and $4 million at June 30, 2010, respectively, and the noncurrent liability of $4 million at December 31, 2009, related to the fair value of PECO’s block contracts. These liability balances include a $3 million and $2 million current and noncurrent liability, respectively, at June 30, 2010, and a noncurrent liability of $2 million at December 31, 2009, related to the fair value of PECO’s block contracts with Generation that eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009:

Mark-to-Market
Three Months Ended June 30, 2010	Derivatives
Balance as of March 31, 2010	$(11)
Total unrealized gains included in regulatory assets	2 (b)

Balance as of June 30, 2010	$(9)

	Mark-to-Market
Six Months Ended June 30, 2010	Derivatives		Servicing Liability		Total
Balance as of December 31, 2009	$(4)		$(2)		$(6)
Total realized / unrealized gains (losses)
Included in net income	—		2	(a)	2
Included in regulatory assets	(5	)(b)	—		(5)

Balance as of June 30, 2010	$(9)		$—		$(9)

(a)
The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 5 — Debt and Credit Agreements for additional information.

(b)
Includes increases/(decreases) in fair value of $1 million and ($3) associated with PECO’s block contract with Generation for the three and six months ended June 30, 2010, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

	Mark-to-Market
Three Months Ended June 30, 2009	Derivatives	Servicing Liability	Total
Balance as of March 31, 2009	$—	$(2)	$(2)
Total unrealized losses included in regulatory assets	(2)	—	(2)

Balance as of June 30, 2009	$(2)	$(2)	$(4)

	Mark-to-Market
Six Months Ended June 30, 2009	Derivatives	Servicing Liability	Total
Balance as of December 31, 2008	$—	$(2)	$(2)
Total unrealized losses included in regulatory assets	(2)	—	(2)

Balance as of June 30, 2009	$(2)	$(2)	$(4)

Valuation Techniques Used to Determine Fair Value
The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.
Cash Equivalents (Exelon, Generation, ComEd and PECO). The Registrants’ cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value tables are comprised of investments in mutual and money market funds. The fair values of the shares of these funds are based on observable market prices and, therefore, have been categorized in Level 1 in the fair value hierarchy.
Nuclear Decommissioning Trust Fund Investments (Exelon and Generation). The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds. Generation’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the trusts. These policies restrict the trust funds from holding alternative investments and limit the trust funds’ exposures to investments in highly illiquid markets. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.
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
Commingled funds, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month; however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Effective December 31, 2009, commingled funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 10 — Nuclear Decommissioning for further discussion on the NDT fund investments.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk and market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 6—Derivative Financial Instruments for further discussion on mark-to-market derivatives.
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
As of June 30, 2010, Exelon Corporate, Generation and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion and $574 million, respectively. On March 25, 2010, ComEd replaced its $952 million credit facility with a new $1 billion unsecured revolving credit facility that extends to March 25, 2013. Borrowings under that credit facility bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based rate. Adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings are added based upon ComEd’s credit rating. As of June 30, 2010, ComEd did not have any borrowings under its credit facility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Generation, ComEd and PECO had $7 million, $30 million and $30 million, respectively, of additional credit facility agreements with minority and community banks located primarily within ComEd’s and PECO’s service territories, which expire on October 23, 2010. These facilities are solely utilized to issue letters of credit. As of June 30, 2010, letters of credit issued under these agreements totaled $5 million, $26 million and $29 million for Generation, ComEd and PECO, respectively.
Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Commercial paper borrowings
Exelon Corporate	$—	$—
Generation	—	—
ComEd	289	—
PECO	—	—
Credit facility borrowings
ComEd	$—	$155
Issuance of Long-Term Debt
During the six months ended June 30, 2010, there were no issuances of long-term debt.
During the six months ended June 30, 2009, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)	Use of Proceeds
Generation	Pollution Control Notes	5.00%	December 1, 2042	$46	Used to refinance $46 million of unenhanced tax-exempt variable rate debt that was repurchased on February 23, 2009.
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2020	50	Used to repay credit facility borrowings incurred to repurchase bonds.
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2017	91	Used to repay credit facility borrowings incurred to repurchase bonds.
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2021	50	Used to repay credit facility borrowings incurred to repurchase bonds.
PECO	First Mortgage Bonds	5.00%	October 1, 2014	250	Used to refinance short-term debt and for other general corporate purposes.

(a)	Excludes unamortized bond discounts.

(b)	Variable-rate tax-exempt bonds secured by First Mortgage Bonds, which were remarketed in May 2009 following an earlier repurchase.
Retirement of Long-Term Debt
During the six months ended June 30, 2010, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
ComEd	Sinking fund debentures	4.75%	December 1, 2011	$1
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	1
Generation	Montgomery County Series 1994 B Tax Exempt Bonds	Variable	June 1, 2029	13
Generation	Indiana County Series 2003 A Tax Exempt Bonds	Variable	June 1, 2027	17
Generation	York County Series 1993 A Tax Exempt Bonds	Variable	August 1, 2016	19

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Company	Type	Interest Rate	Maturity	Amount
Generation	Salem County 1993 Series A Tax Exempt Bonds	Variable	March 1, 2025	$23
Generation	Delaware County Series 1993 A Tax Exempt Bonds	Variable	August 1, 2016	24
Generation	Montgomery County Series 1996 A Tax Exempt Bonds	Variable	March 1, 2034	34
Generation	Montgomery County Series 1994 A Tax Exempt Bonds	Variable	June 1, 2029	83
Exelon	2005 Senior Notes	4.45%	June 15, 2010	400
PECO	PETT Transition Bonds	6.52%	September 1, 2010	402
During the six months ended June 30, 2009, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Pollution Control Notes	Variable	December 1, 2042	$46
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	1
ComEd	First Mortgage Bonds (a)	Variable	March 1, 2020	50
ComEd	First Mortgage Bonds (a)	Variable	March 1, 2017	91
ComEd	First Mortgage Bonds (a)	Variable	March 1, 2021	50
ComEd	First Mortgage Bonds	5.70%	January 15, 2009	16
ComEd	Sinking fund debentures	4.625-4.75%	Various	1
PECO	PETT Transition Bonds	7.65%	September 1, 2009	319
PECO	PETT Transition Bonds	6.52%	March 1, 2010	11

(a)	Variable-rate tax-exempt bonds secured by First Mortgage Bonds, which were repurchased in May 2009 and subsequently remarketed.
Variable Rate Debt
Under the terms of ComEd’s variable-rate tax-exempt debt agreements, ComEd may be required to repurchase any outstanding debt before its stated maturity unless supported by sufficient letters of credit. If ComEd was required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. ComEd has classified amounts outstanding under these debt agreements based on management’s intent and ability to renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis or utilize the capacity under existing long-term credit facilities.
Generation had letter of credit facilities that expired during the second quarter of 2010, which were used to enhance the credit of variable-rate long-term tax-exempt bonds totaling $212 million, with maturities ranging from 2016 — 2034. Generation repurchased the $212 million of tax-exempt bonds during June 2010. Generation has the ability to remarket these bonds whenever it determines it to be economically advantageous.
Accounts Receivable Agreement
PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its customer accounts receivable designated under the agreement in exchange for proceeds of $225 million, which Exelon and PECO accounted for as a sale under previous guidance on accounting for transfers of financial assets. The accounting guidance was amended, effective for the Registrants on January 1, 2010, and required that this transaction be accounted for as a secured borrowing, as the transferred interest did not meet the criteria of a participating interest as defined under the authoritative guidance. Therefore, on January 1, 2010, the proceeds of $225 million representing the transferred interest in customer accounts receivable previously recorded as a contra-receivable was reclassified to a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. Additionally, the servicing liability of $2 million recorded under the previous guidance was released. As of June 30, 2010, the financial institution’s undivided interest in Exelon’s and PECO’s gross customer accounts receivable was $366 million, which is calculated under the terms of the agreement. Upon termination or liquidation of this agreement, the financial institution will be entitled to recover up to $225 million plus the accrued yield payable from the pool of receivables pledged. This agreement terminates on September 16, 2010 unless extended in accordance with its terms. As of June 30, 2010, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and could seek alternate financing.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over three-year periods. As of June 30, 2010, the percentage of expected generation hedged was 96%-99%, 86%-89%, and 57%-60% for the remainder of 2010, 2011 and 2012, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.
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
In order to fulfill a requirement of the Illinois Settlement Legislation, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volumes are 3,000 MW from July 2010 through May 2013. The terms of the financial swap contract require Generation to pay the around the clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 2 of the 2009 Form 10-K for additional information regarding the Illinois Settlement Legislation. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.
PECO has transferred substantially all of its commodity price risk related to its procurement of electric supply to Generation through a PPA that expires December 31, 2010. The PPA is not considered a derivative under current derivative authoritative guidance. As part of the preparation for the expiration of the PPA, PECO has entered into contracts to procure electric supply through a competitive RFP process as outlined in its PAPUC-approved DSP Program, which is further discussed in Note 3—Regulatory Matters. Based on Pennsylvania legislation and the DSP Program permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement will be limited. PECO will lock in fixed prices for a significant portion of its commodity price risk following the expiration of the electric generation rate caps through full requirements contracts and block contracts. PECO’s full requirements fixed price contracts and block contracts qualify for the normal purchases and normal sales scope exception. For block contracts designated as normal purchases after inception, the mark-to-market balances previously recorded will remain unchanged on PECO’s Consolidated Balance Sheet and will be amortized over the terms of the contracts.
PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and management agreements that are derivatives qualify for the normal purchases and normal sales exception. Additionally, in accordance with the 2009 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2009 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 22% to 29% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Proprietary Trading. Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The proprietary trading activities, which included volumes of 889 GWhs and 1,808 GWhs for the three and six months ended June 30, 2010 and 2,003 GWhs and 4,334 GWhs for the three and six months ended June 30, 2009, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.
Interest Rate Risk (Exelon, Generation and ComEd)
The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to achieve a lower cost of capital. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in each of Exelon, Generation, and ComEd’s pre-tax income for the three and six months ended June 30, 2010.
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

	Gain (Loss) on Swaps		Gain (Loss) on Borrowings
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement Classification	2010	2009	2010	2009
Interest expense	$5	$(6)	$(5)	$6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
At June 30, 2010 and December 31, 2009, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $15 million and $10 million, respectively. During the three and six months ended June 30, 2010 and 2009, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.
Cash Flow Hedges. In connection with an anticipated debt issuance in the third quarter of 2010, ComEd entered into treasury rate locks in the aggregate notional amount of $300 million in June 2010. ComEd intends to settle the treasury rate locks during the third quarter. Once settled, ComEd will record a regulatory asset or liability and the associated loss or gain will be amortized to income over the life of the related debt as an increase or reduction to interest expense.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following table provides a summary of the derivative fair value balances recorded by the Registrants as of June 30, 2010:

	Generation					ComEd			PECO	Other		Exelon
				Collateral
	Cash Flow	Other	Proprietary	and		IL Settlement	Cash Flow		Other	Other	Intercompany	Total
Derivatives	Hedges(a,d)	Derivatives	Trading	Netting(b)	Subtotal(c)	Swap(a)	Hedges(e)	Subtotal	Derivatives (d)	Derivatives	Eliminations(a)	Derivatives

Mark-to-market derivative assets (current assets)	$581	$1,085	$194	$(1,442)	$418	$—	$—	$—	$—	$—	$—	$418

Mark-to-market derivative assets with affiliate (current assets)	386	—	—	—	386	—	—	—	—	—	(386)	—

Mark-to-market derivative assets (noncurrent assets)	396	827	140	(751)	612	—	—	—	—	15	—	627

Mark-to-market derivative assets with affiliate (noncurrent assets)	629	—	—	—	629	—	—	—	—	—	(629)	—

Total mark-to-market derivative assets	$1,992	$1,912	$334	$(2,193)	$2,045	$—	$—	$—	$—	$15	$(1,015)	$1,045

Mark-to-market derivative liabilities (current liabilities)	$(26)	$(691)	$(181)	$852	$(46)	$—	$(6)	$(6)	$(2)	$—	$—	$(54)

Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(383)	—	(383)	(3)	—	386	—

Mark-to-market derivative liabilities (noncurrent liabilities)	(50)	(285)	(114)	443	(6)	—	—	—	(2)	—	—	(8)

Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(627)	—	(627)	(2)	—	629	—

Total mark-to-market derivative liabilities	(76)	(976)	(295)	1,295	(52)	(1,010)	(6)	(1,016)	(9)	—	1,015	(62)

Total mark-to-market derivative net assets (liabilities)	$1,916	$936	$39	$(898)	$1,993	$(1,010)	$(6)	$(1,016)	$(9)	$15	$—	$983

(a)
Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $383 million and $627 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)
Current and noncurrent assets are shown net of collateral of $586 million and $309 million, respectively, and current liabilities are shown inclusive of collateral of $3 million, respectively. The allocation of collateral had no impact on noncurrent liabilities. The total cash collateral received and offset against mark-to-market assets and liabilities was $898 million at June 30, 2010.

(d)
Includes current and noncurrent assets for Generation and current and noncurrent liabilities for PECO of $3 million and $2 million, respectively, related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received.

(e)	Mark-to-market derivative liabilities relating to treasury rate locks were recorded in Other current liabilities on ComEd’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2009:

	Generation					ComEd	PECO	Other		Exelon
				Collateral
	Cash Flow	Other	Proprietary	and		IL Settlement	Other	Other	Intercompany	Total
Derivatives	Hedges(a)	Derivatives	Trading	Netting(b)	Subtotal(c)	Swap(a)	Derivatives (d)	Derivatives	Eliminations(a)	Derivatives

Mark-to-market derivative assets (current assets)	$576	$913	$193	$(1,306)	$376	$—	$—	$—	$—	$376

Mark-to-market derivative assets with affiliate (current assets)	302	—	—	—	302	—	—	—	(302)	—

Mark-to-market derivative assets (noncurrent assets)	423	792	102	(678)	639	—	—	10	—	649

Mark-to-market derivative assets with affiliate (noncurrent assets)	671	—	—	—	671	—	—	—	(671)	—

Total mark-to-market derivative assets	$1,972	$1,705	$295	$(1,984)	$1,988	$—	$—	$10	$(973)	$1,025

Mark-to-market derivative liabilities (current liabilities)	$(18)	$(743)	$(172)	$735	$(198)	$—	$—	$—	$—	$(198)

Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(302)	—	—	302	—

Mark-to-market derivative liabilities (noncurrent liabilities)	(42)	(183)	(98)	302	(21)	—	(2)	—	—	(23)

Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(669)	(2)	—	671	—

Total mark-to-market derivative liabilities	(60)	(926)	(270)	1,037	(219)	(971)	(4)	—	973	(221)

Total mark-to-market derivative net assets (liabilities)	$1,912	$779	$25	$(947)	$1,769	$(971)	$(4)	$10	$—	$804

(a)
Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $302 million and $669 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.

(c)
Current and noncurrent assets are shown net of collateral of $502 million and $376 million, respectively, and current liabilities are shown inclusive of collateral of $69 million, respectively. The allocation of collateral had no impact on noncurrent liabilities. The total cash collateral received net of cash collateral posted and offset against mark-to-market assets and liabilities was $947 million at December 31, 2009.

(d)
Includes a noncurrent liability for PECO and a noncurrent asset for Generation of $2 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of December 31, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Cash Flow Hedges (Exelon, Generation and ComEd). Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. At June 30, 2010, Generation had net unrealized pre-tax gains on effective cash flow hedges of $1,916 million being deferred within accumulated OCI, including approximately $1,010 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at June 30, 2010, approximately $941 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $383 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash flow hedges will occur during 2010 through 2012, and the ComEd financial swap contract during 2010 through 2013.
At June 30, 2010, ComEd had $6 million of net unrealized pre-tax losses on effective cash flow hedges which were deferred and recorded in accumulated OCI, relating to treasury rate locks.
Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three and six months ended June 30, 2010, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.
The tables below provide the activity of accumulated OCI related to cash flow hedges for the three and six months ended June 30, 2010 and 2009, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity,
		Net of Income Tax
		Generation		Exelon
	Income Statement	Energy-Related		Total Cash Flow
Three Months Ended June 30, 2010	Location	Hedges		Hedges

Accumulated OCI derivative gain at March 31, 2010		$1,703	(a)	$934
Effective portion of changes in fair value		(335	)(b)	(262	)(e)
Reclassifications from accumulated OCI to net income	Operating Revenue	(211	)(c)	(148)
Ineffective portion recognized in income	Purchased Power	1		1

Accumulated OCI derivative gain at June 30, 2010		$1,158	(a)(d)	$525

(a)
Includes $610 million and $746 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $3 million and $4 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of June 30, 2010 and March 31, 2010, respectively.

(b)
Includes a $73 million loss, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd, and a $1 million loss, net of taxes, of the effective portion of changes in fair value of the block contracts with PECO for the three months ended June 30, 2010.

(c)
Includes a $63 million loss, net of taxes, of reclassifications from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended June 30, 2010.

(d)	Excludes $5 million gains, net of taxes, related to interest rate swaps settled in 2010.

(e)	Includes $4 million of losses, net of taxes, related to the effective portion of changes in fair value of treasury rate locks at ComEd.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity,
		Net of Income Tax
		Generation		Exelon
	Income Statement	Energy-Related		Total Cash Flow
Six Months Ended June 30, 2010	Location	Hedges		Hedges
Accumulated OCI derivative gain at December 31, 2009		$1,152	(a)	$551
Effective portion of changes in fair value		334	(b)	205	(e)
Reclassifications from accumulated OCI to net income	Operating Revenue	(328	)(c)	(231)

Accumulated OCI derivative gain at June 30, 2010		$1,158	(a,d)	$525

(a)
Includes $610 million and $585 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $3 million and $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of June 30, 2010 and December 31, 2009, respectively.

(b)
Includes a $122 million gain, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd, and a $2 million gain, net of taxes, of the effective portion of changes in fair value of the block contracts with PECO for the six months ended June 30, 2010.

(c)
Includes a $97 million loss, net of taxes, of reclassifications from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd for the six months ended June 30, 2010.

(d)	Excludes $5 million gains, net of taxes, related to interest rate swaps settled in 2010.

(e)	Includes $4 million of losses, net of taxes, related to the effective portion of changes in fair value of treasury rate locks at ComEd.

		Total Cash Flow Hedge OCI Activity,
		Net of Income Tax
		Generation		Exelon
	Income Statement	Energy-Related		Total Cash Flow
Three Months Ended June 30, 2009	Location	Hedges		Hedges
Accumulated OCI derivative gain at March 31, 2009		$1,814	(a)	$1,110
Effective portion of changes in fair value		(42	)(b)	4
Reclassifications from accumulated OCI to net income	Operating Revenue	(262	)(c)	(226)
Ineffective portion recognized in income	Purchased Power	2		2

Accumulated OCI derivative gain at June 30, 2009		$1,512	(a)	$890

(a)	Includes $624 million and $712 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of June 30, 2009 and March 31, 2009, respectively.

(b)	Includes a $52 million loss, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended June 30, 2009.

(c)
Includes a $36 million loss, net of taxes, of reclassifications from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended June 30, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity,
		Net of Income Tax
		Generation		Exelon
	Income Statement	Energy-Related		Total Cash Flow
Six Months Ended June 30, 2009	Location	Hedges		Hedges
Accumulated OCI derivative gain at December 31, 2008		$855	(a)	$585
Effective portion of changes in fair value		1,059	(b)	654
Reclassifications from accumulated OCI to net income	Operating Revenue	(407	)(c)	(354)
Ineffective portion recognized in income	Purchased Power	5		5

Accumulated OCI derivative gain at June 30, 2009		$1,512	(a)	$890

(a)	Includes $624 million and $275 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of June 30, 2009 and December 31, 2008, respectively.

(b)	Includes a $401 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the six months ended June 30, 2009.

(c)
Includes a $52 million loss, net of taxes, of reclassifications from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd during the six months ended June 30, 2009.

During the three and six months ended June 30, 2010, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $349 million and $543 million pre-tax gain, respectively, and a $434 million and $674 million pre-tax gain for the three and six months ended June 30, 2009, respectively. Given that the cash flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. During the three months ended June 30, 2010, cash flow hedge ineffectiveness changed by $1 million primarily due to the change in market prices during the period, none of which was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. The change in cash flow hedge ineffectiveness for the six months ended June 30, 2010 was not significant. During the three and six months ended June 30, 2009, cash flow hedge ineffectiveness changed by $3 million and $8 million, respectively, primarily due to the change in market prices during the period, none of which was related to Generation’s financial swap contract with ComEd. At June 30, 2010 and December 31, 2009, cash flow hedge ineffectiveness was not significant.
Exelon’s energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $245 million and $383 million pre-tax gain for the three and six months ended June 30, 2010, respectively, and a $373 million and $587 million pre-tax gain for the three and six months ended June 30, 2009, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were $1 million pre-tax for the three months ended June 30, 2010, and $3 million and $8 million pre-tax for the three and six months ended June 30, 2009, respectively. The change in cash flow hedge ineffectiveness for the six months ended June 30, 2010 was not significant.
Other Derivatives (Exelon and Generation). Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three and six months ended June 30, 2010 and 2009, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Exelon and Generation
	Purchased
Three Months Ended June 30, 2010	Power	Fuel	Total
Change in fair value	$(72)	$25	$(47)
Reclassification to realized at settlement	(77)	1	(76)

Net mark-to-market gains (losses)	$(149)	$26	$(123)

	Exelon and Generation
	Purchased
Six Months Ended June 30, 2010	Power	Fuel	Total
Change in fair value	$181	$73	$254
Reclassification to realized at settlement	(146)	1	(145)

Net mark-to-market gains	$35	$74	$109

	Exelon and Generation
	Purchased
Three Months Ended June 30, 2009	Power	Fuel	Total
Change in fair value	$(114)	$(59)	$(173)
Reclassification to realized at settlement	(50)	53	3

Net mark-to-market losses	$(164)	$(6)	$(170)

	Exelon and Generation
	Purchased
Six Months Ended June 30, 2009	Power	Fuel	Total
Change in fair value	$142	$(102)	$40
Reclassification to realized at settlement	(96)	76	(20)

Net mark-to-market gains (losses)	$46	$(26)	$20

Proprietary Trading Activities (Exelon and Generation). For the three and six months ended June 30, 2010 and 2009, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

		Three Months Ended		Six Months Ended
	Location on Income	June 30,		June 30,
	Statement	2010	2009	2010	2009
Change in fair value	Operating Revenue	$19	$3	$26	$3

Reclassification to realized at settlement	Operating Revenue	(6)	(22)	(12)	(43)

Net mark-to-market gains (losses)	Operating Revenue	$13	$(19)	$14	$(40)

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
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase and normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2010. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX and ICE commodity exchanges, further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $44 million and $194 million, respectively.

	Total			Number of	Net Exposure of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of June 30, 2010	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure
Investment grade	$1,301	$452	$849	—	$—
Non-investment grade	9	5	4	—	—
No external ratings
Internally rated — investment grade	38	5	33	—	—
Internally rated — non-investment grade	1	1	—	—	—

Total	$1,349	$463	$886	—	$—

Net Credit Exposure by Type of Counterparty	As of June 30, 2010

Financial institutions	$307
Investor-owned utilities, marketers and power producers	490
Coal	4
Other	85

Total	$886

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on the price of energy in the spot market compared to the benchmark prices. The benchmark prices are the future prices of energy projected through the contract term and are set at the point of contract execution. If the price of energy in the spot market exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of June 30, 2010, ComEd’s net credit exposure to suppliers was immaterial and either did not exceed the allowed unsecured credit levels or did not exceed the allowed unsecured credit levels by an amount necessary to trigger a collateral call.

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
PECO’s supplier master agreements that govern the terms of its DSP Program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2010, PECO’s net credit exposure to suppliers was immaterial and either did not exceed the allowed unsecured credit levels or did not exceed the allowed unsecured credit levels by an amount necessary to trigger a collateral call.
PECO is permitted to recover its costs of procuring electric generation following the expiration of its electric generation rate caps on December 31, 2010 through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters for further information.
PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and management agreements. As of June 30, 2010, PECO had credit exposure of $8 million under its natural gas supply and management agreements.
Collateral and Contingent-Related Features (Exelon, Generation, ComEd, and PECO)
As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of electric capacity, energy, fuels and emissions allowances. Certain of Generation’s derivative instruments contain provisions that require Generation to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Generation’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. Generation also enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearing houses act as the counterparty to each trade. Transactions on NYMEX and ICE must adhere to comprehensive collateral and margining requirements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $945 million and $894 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, Generation had the contractual right of offset of $913 million and $778 million, respectively, related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $32 million and $116 million, respectively. If Generation had been downgraded to the investment grade rating of BBB- and Baa3, or lost its investment grade credit rating, it would have been required to provide incremental collateral of approximately $57 million or $994 million, respectively, as of June 30, 2010 and approximately $60 million or $673 million, respectively, as of December 31, 2009 related to its financial instruments, including derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements and the application of collateral. See Note 18 of the 2009 Form 10-K for further information regarding the letters of credit supporting the cash collateral.
Beginning in 2007, under the Illinois auction rules and the SFC that ComEd entered into with counterparty suppliers, including Generation, collateral postings are one-sided from suppliers. Generation entered into similar supplier forward contracts with other utilities, including PECO, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contracts, collateral postings will never exceed $200 million from either ComEd or Generation. Beginning in June 2009, under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of June 30, 2010, there was an immaterial amount of cash collateral and letters of credit posted by energy suppliers to ComEd associated with energy procurement contracts. See Note 2 of the 2009 Form 10-K for further information.
There are no collateral-related provisions included in the PPA between PECO and Generation. PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.
PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2010, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of June 30, 2010, PECO could have been required to post approximately $46 million of collateral to its counterparties.
Exelon’s interest rate swaps contain provisions that, in the event of a merger, require that Exelon’s debt maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of June 30, 2010, Exelon’s interest rate swap was in an asset position, with a fair value of $15 million.
Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)
As of June 30, 2010 and December 31, 2009, $1 million and $6 million, respectively, of cash collateral received was not offset against net derivative positions, because they were not associated with energy-related derivatives.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
7. Retirement Benefits (Exelon, Generation, ComEd and PECO)
Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and BSC employees.
Defined Benefit Pension and Other Postretirement Benefits
During the first quarter of 2010, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2010. This valuation resulted in an increase to the pension obligations of $13 million and a decrease to other postretirement obligations of $18 million. Additionally, accumulated other comprehensive loss increased by approximately $18 million (after tax).
The following tables present the components of Exelon’s net periodic benefit costs for the three and six months ended June 30, 2010 and 2009. The 2010 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.50%. The 2010 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.83%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$49	$45	$31	$28
Interest cost	165	162	53	50
Expected return on assets	(200)	(194)	(27)	(23)
Amortization of:
Transition obligation	—	—	2	3
Prior service cost (benefit)	3	3	(14)	(14)
Actuarial loss	63	49	19	22

Net periodic benefit cost	$80	$65	$64	$66

			Other Postretirement
	Pension Benefits		Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$96	$89	$62	$56
Interest cost	330	325	107	102
Expected return on assets	(400)	(388)	(54)	(47)
Amortization of:
Transition obligation	—	—	4	5
Prior service cost (benefit)	7	7	(28)	(28)
Actuarial loss	127	98	37	44

Net periodic benefit cost	$160	$131	$128	$132

The following amounts were included in capital additions and operating and maintenance expense during the three and six months ended June 30, 2010 and 2009, for Generation’s, ComEd’s, PECO’s and BSC’s allocated portion of the pension and postretirement benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension and Postretirement Benefit Costs	2010	2009	2010	2009
Generation	$67	$59	$134	$119
ComEd	53	48	106	96
PECO	12	12	24	24
BSC(a)	12	12	24	24

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Exelon expects to contribute approximately $954 million to the benefit plans in 2010, of which Generation, ComEd and PECO expect to contribute $446 million, $310 million and $103 million, respectively. These amounts include an expected incremental contribution to Exelon’s largest pension plan of approximately $500 million above the expectation at December 31, 2009.
Plan Assets
Investment Strategy. On a regular basis, Exelon evaluates its investment strategy to ensure that plan assets will be sufficient to pay plan benefits when due. As part of this ongoing evaluation, Exelon may make changes to its targeted asset allocation and investment strategy.
In the second quarter of 2010, Exelon modified its pension investment strategy in order to reduce the volatility of its pension assets relative to its pension liabilities. As a result of this modification, over time, Exelon determined that it will decrease equity investments and increase investments in fixed income securities and alternative investments in order to achieve a balanced portfolio of risk-reducing and return-seeking assets. The overall objective is to achieve attractive risk-adjusted returns that will balance the liquidity requirements of the plans’ liabilities while striving to minimize the risk of significant losses. Over the next several years, Exelon expects to migrate to a target asset allocation of approximately 30% public equity investments, 50% fixed income investments and 20% alternative investments.
The change in the overall investment strategy would tend to lower the expected rate of return on plan assets in future years as compared to the previous strategy.
Securities Lending Programs. The majority of the benefit plans participate in a securities lending program with the trustees of the plans’ investment trusts. The program authorizes the trustee of the particular trust to lend securities, which are assets of the plan, to approved borrowers. Borrowers have the right to sell or re-pledge the loaned securities. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The loaned securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is invested in collateral funds comprised primarily of short term investment vehicles and may not be sold or re-pledged by the trustees unless the borrower defaults. Exelon’s benefit plans bear the risk of loss with respect to unfavorable changes in the fair value of the invested cash collateral. Such losses may result from a decline in the fair value of specific investments or due to liquidity impairments resulting from current market conditions. Exelon, the trustees and the borrowers have the right to terminate the lending agreement at any time. In the event of termination, the borrowers must return the loaned securities or surrender the collateral. Losses recognized by the trust were not material during the six months ended June 30, 2010 and 2009. Management continues to monitor the performance of the invested collateral and work closely with the trustees to limit any potential losses.
In 2008, Exelon initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 5 months. The fair value of securities on loan was approximately $121 million and $356 million at June 30, 2010 and December 31, 2009, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $124 million at June 30, 2010 and $365 million at December 31, 2009. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents. Exelon continues to assess its participation in securities lending programs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Health Care Reform Legislation (Exelon, Generation, ComEd and PECO)
In March 2010, the Health Care Reform Acts were signed into law. A number of provisions in the Health Care Reform Acts impact retiree health care plans provided by employers. One such provision reduces the deductibility, for Federal income tax purposes, of retiree health care costs to the extent an employer’s postretirement health care plan receives Federal subsidies that provide retiree prescription drug benefits at least equivalent to Medicare prescription drug benefits. Although this change does not take effect immediately, the Registrants were required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, Exelon recorded total after-tax charges of approximately $65 million to income tax expense to reverse deferred tax assets previously established. Of this total, Generation, ComEd and PECO recorded charges of $24 million, $11 million and $9 million, respectively.
Additionally, the Health Care Reform Acts contain other provisions that will impact Exelon’s obligation for retiree medical benefits. In particular, the Health Care Reform Acts include a provision that imposes an excise tax on certain high-cost plans beginning in 2018, whereby premiums paid over a prescribed threshold will be taxed at a 40% rate. Exelon does not currently believe the excise tax or other provisions of the Health Care Reform Acts will materially increase its postretirement benefit obligation. Accordingly, a re-measurement of Exelon’s postretirement benefit obligation is not required at this time. However, Exelon will continue to monitor and assess the impact of the Health Care Reform Acts, including any clarifying regulations issued to address how the provisions are to be implemented, on its future results of operations, cash flows or financial position.
401(k) Savings Plan
The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The Registrants match a percentage of the employee contributions up to certain limits. The following table presents the cost of matching contributions to the savings plans for the Registrants during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Savings Plan Matching Contributions	2010	2009	2010	2009
Exelon	$20	$18	$40	$36
Generation	10	9	21	18
ComEd	6	5	11	10
PECO	2	2	4	4
8. Corporate Restructuring and Plant Retirements (Exelon, Generation, ComEd and PECO)
The Registrants provide severance and health and welfare benefits to terminated employees primarily based upon each individual employee’s years of service and compensation level. The Registrants accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.
Corporate restructuring (Exelon, Generation, ComEd and PECO). In June 2009, Exelon announced a restructured senior executive team and major spending cuts, including the elimination of approximately 500 employee positions. Exelon eliminated approximately 400 corporate support positions, mostly located at corporate headquarters, and 100 management level positions at ComEd, the majority of which was completed by September 30, 2009. These actions were in response to the continuing economic challenges confronting all parts of Exelon’s business and industry especially in light of the commodity-driven nature of Generation’s markets, necessitating continued focus on cost management through enhanced efficiency and productivity.
Exelon recorded a pre-tax charge for estimated salary continuance and health and welfare severance benefits of $40 million in June 2009 as a result of the planned job reductions. Subsequent to June 2009, Exelon recorded a net pre-tax credit of approximately $6 million, which included a $10 million reduction in estimated salary continuance and health and welfare severance benefits, offset by $4 million of expense for contractual termination benefits. Cash payments under the plan began in July 2009 and will continue through 2010. Substantially all cash payments are expected to be made by the end of 2010 resulting in the completion of the corporate restructuring plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
The following tables present total severance benefits costs, recorded as operating and maintenance expense in relation to the announced job reductions, for the three and six months ended June 30, 2009:

Severance Benefits	Generation	ComEd	PECO	Other	Exelon
Expense recorded for the three and six months ended June 30, 2009 (a)(b)	$15	$18	$5	$2	$40

(a)	The amounts above include $8 million, $5 million and $3 million at Generation, ComEd and PECO, respectively, for amounts billed through intercompany allocations.

(b)	The severance benefits costs include $1 million of stock compensation expense collectively at Generation and ComEd for which the obligation is recorded in equity.
The following table presents the activity of severance obligations for the corporate restructuring from December 31, 2009 through June 30, 2010, excluding obligations recorded in equity:

Severance Benefits Obligation	Generation	ComEd	PECO	Other	Exelon
Balance at December 31, 2009	$3	$7	$1	$8	$19
Cash payments	(2)	(5)	(1)	(2)	(10)

Balance at June 30, 2010	$1	$2	$—	$6	$9

Plant Retirements (Exelon and Generation). On December 2, 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011. The units to be retired are Cromby Generating Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating Station (Eddystone) Unit 1 and Unit 2. These actions were in response to the economic outlook related to the continued operation of these four units. On February 1, 2010, Generation notified PJM that, to the extent the retirement of these units results in reliability impacts, Generation would continue operations beyond its desired deactivation date while construction of the necessary transmission upgrades were made, provided that Exelon receives the required environmental permits and adequate cost-based compensation. On March 2, 2010, PJM determined that transmission reliability upgrades will be necessary to alleviate reliability impacts. During May 2010, PJM updated its analysis and determined that reliability upgrades will be completed to support Generation’s retirement of the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on December 31, 2011; and Eddystone Unit 2 on December 31, 2012. These dates are dependent upon the completion of required transmission reliability upgrades and may be subject to further change. Generation revised the depreciable useful lives for these affected units to reflect the aforementioned anticipated deactivation dates. On June 10, 2010, Generation filed with FERC a reliability-must-run rate schedule providing the terms, conditions and cost-based rates under which Generation will continue to operate the units for reliability purposes beyond their planned May 31, 2011 deactivation date. Under the reliability-must-run rate schedule, which is subject to FERC approval, the total compensation would be approximately $8 million and $3 million of monthly fixed-cost recovery for Generation during the reliability-must-run period for Eddystone Unit 2 and Cromby Unit 2, respectively. Such revenue is intended to recover total expected operating costs, plus a return on net assets, of the two units during the reliability-must-run period. In connection with these retirements, Exelon will eliminate approximately 280 employee positions, the majority of which are located at the units to be retired. Total expected costs for Generation related to the announced retirements is $37 million, which includes $15 million for estimated salary continuance and health and welfare severance benefits, a $17 million write down of inventory and $5 million of shut down costs. Cash payments under this plan began in January 2010 and will continue through 2013. Additionally, total expected accelerated depreciation expense is approximately $200 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
During 2009, Generation recorded a pre-tax charge of $24 million related to the announced retirements, which included a $7 million charge for estimated salary continuance and health and welfare severance benefits, and $17 million of expense for the write down of inventory recorded within operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations. Additionally, during 2009, Generation recorded $32 million of accelerated depreciation expense within depreciation and amortization expense in Exelon’s and Generation’s Consolidated Statements of Operations. During the three months ended June 30, 2010, Generation recorded $20 million of accelerated depreciation expense. During the six months ended June 30, 2010, Generation recorded a pre-tax credit of $2 million for a reduction in estimated salary continuance and health and welfare severance benefits, and $35 million of accelerated depreciation expense.
The following table presents the activity of severance obligations for the announced Cromby and Eddystone retirements from December 31, 2009 through June 30, 2010:

Exelon and
Severance Benefits Obligation	Generation
Balance at December 31, 2009	$7
Cash payments	(1)
Other adjustments	(2)

Balance at June 30, 2010	$4

9. Income Taxes (Exelon, Generation, ComEd and PECO)
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.3	2.9	11.2	(6.8)
Qualified nuclear decommissioning trust fund losses	(6.7)	(10.0)	—	—
Domestic production activities deduction	(2.4)	(3.4)	—	—
Tax exempt income	(0.2)	(0.2)	—	—
Amortization of investment tax credit	(0.3)	(0.2)	(0.4)	(0.5)
Plant basis differences	—	—	(0.4)	0.4
Uncertain Tax Position Remeasurement	—	(14.9)	47.9	—
Other	(0.4)	(0.8)	(0.2)	(0.2)

Effective income tax rate	28.3%	8.4%	93.1%	27.9%

For the Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.6	4.1	7.6	(6.0)
Qualified nuclear decommissioning trust fund losses	(0.7)	(1.0)	—	—
Domestic production activities deduction	(2.1)	(2.9)	—	—
Tax exempt income	(0.2)	(0.2)	—	—
Health Care Reform Legislation (a)	3.0	1.5	2.7	2.9
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.4)
Plant basis differences	—	—	(0.2)	0.2
Uncertain Tax Position Remeasurement	—	(4.5)	18.3	—
Other	(0.2)	(0.3)	0.2	(0.2)

Effective income tax rate	38.2%	31.5%	63.2%	31.5%

(a)	See Note 7 for further discussion regarding the impact of Health Care Reform Legislation on income tax expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

For the Three Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	—	0.7	4.6	(4.0)
Qualified nuclear decommissioning trust fund income	5.7	7.3	—	—
Domestic production activities deduction	(0.9)	(1.1)	—	—
Tax exempt income	(0.1)	(0.1)	—	—
Nontaxable postretirement benefits	(0.2)	(0.2)	(0.4)	(0.2)
Amortization of investment tax credit	(0.1)	(0.1)	(0.5)	(0.4)
Plant basis differences	—	—	(0.3)	0.1
Other	0.2	(0.6)	0.2	(0.1)

Effective income tax rate	39.6%	40.9%	38.6%	30.4%

For the Six Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(0.1)	0.5	(0.7)	(5.4)
Qualified nuclear decommissioning trust fund income	1.9	2.6	—	—
Domestic production activities deduction	(1.2)	(1.6)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Nontaxable postretirement benefits	(0.3)	(0.2)	(0.5)	(0.3)
Amortization of investment tax credit	(0.2)	(0.1)	(0.5)	(0.4)
Plant basis differences	—	—	(0.3)	0.3
Other	0.1	(0.3)	(0.1)	0.1

Effective income tax rate	35.1%	35.7%	32.9%	29.3%

Accounting for Uncertainty in Income Taxes
Exelon, Generation, ComEd and PECO have $1.7 billion, $597 million, $467 million and $601 million, respectively, of unrecognized tax benefits as of June 30, 2010. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2009, except for those relating to the 1999 sale of fossil generating assets and competitive transition charges discussed below. See Note 10 of the 2009 Form 10-K for further discussion of reasonably possible changes that could occur in our unrecognized tax benefits during the next twelve months.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Tax Method of Accounting for Repairs (Exelon and Generation)
In 2009, Exelon received approval from the IRS to change its method of accounting for repair costs associated with Generation’s power plants. The new tax method of accounting resulted in net positive cash flow for 2009 of approximately $420 million. Although the IRS granted Exelon approval to change its method of accounting, the approval did not affirm the methodology used to calculate the deduction. Exelon had requested and received approval from the IRS to review its methodology through its Pre-Filing Agreement program. However in the second quarter of 2010 Exelon was informed that the IRS has suspended the pre-filing agreement process and instead intends to issue broad industry guidance with respect to electric generation power plants. If that broader guidance is issued, it is reasonably possible that the total amount of unrecognized tax benefits could increase or decrease within the next 12 months.
Nuclear Decommissioning Liabilities (Exelon and Generation)
AmerGen filed income tax refund claims taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. The additional basis results primarily in reduced capital gains or increased capital losses on the sale of assets in nonqualified decommissioning funds and increased tax depreciation and amortization deductions. The IRS disagrees with this position and has disallowed the claims. In November of 2008, Generation received a final determination from the Appeals division of the IRS (IRS Appeals) disallowing AmerGen’s refund claims. On February 20, 2009, Generation filed a complaint in the United States Court of Federal Claims to contest this determination. In August 2009, the United States Department of Justice (DOJ) filed its answer denying the allegations made by Generation in its complaint. No trial date has yet been assigned, but trial could occur sometime in 2011.
The trial judge assigned to the case has noted the availability of the court’s Alternative Dispute Resolution (ADR) program as an alternative to a trial, but the parties have not yet met with the ADR judge. The ADR program is a non-binding process that utilizes a variety of techniques such as mediation, neutral evaluation, and non-binding arbitration that allow the parties to better understand their differences and their prospects for settlement. The DOJ presently refuses to commit to participate in ADR. As a result, it is unclear whether ADR will occur and if so, when.
In addition, in the second quarter of 2010, Entergy Corporation concluded its trial in the United States Tax Court of a similar dispute involving the assumption of decommissioning liabilities in connection with the purchase of a nuclear power plant. It is possible that a decision will be reached in this case in the next twelve months. While the decision in this case would not serve as binding precedent for AmerGen’s litigation in the United States Court of Federal Claims, the reasoning of the decision may cause Generation to reevaluate the total amount of unrecognized tax benefits. Due to the possibility of quicker resolution through the ADR program and the possibility of a decision being entered in the Entergy trial, and the lesser prospect of a resolution through ADR, Generation believes that it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months.
Other Income Tax Matters
IRS Appeals 1999-2001 (Exelon, ComEd and PECO)
1999 Sale of Fossil Generating Assets (Exelon and ComEd). Exelon, through its ComEd subsidiary, took two positions on its 1999 income tax return to defer approximately $2.8 billion of tax gain on the 1999 sale of ComEd’s fossil generating assets. Exelon deferred approximately $1.6 billion of the gain under the involuntary conversion provisions of the IRC. Exelon believes that it was economically compelled to dispose of ComEd’s fossil generating plants as a result of the Illinois Act. The proceeds from the sale of the fossil plants were properly reinvested in qualifying replacement property such that the gain was deferred over the lives of the replacement property under the involuntary conversion provisions. The remaining approximately $1.2 billion of the gain was deferred by reinvesting the proceeds from the sale in qualifying replacement property under the like-kind exchange provisions of the IRC. The like-kind exchange replacement property purchased by Exelon included interests in three municipal-owned electric generation facilities which were properly leased back to the municipalities.
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
Competitive Transition Charges (Exelon, ComEd, and PECO). Exelon contends that the Illinois Act and the Competition Act resulted in the taking of certain of ComEd’s and PECO’s assets used in their respective businesses of providing electricity services in their defined service areas. Exelon has filed refund claims with the IRS taking the position that CTCs collected during ComEd’s and PECO’s transition periods represent compensation for that taking and, accordingly, are excludible from taxable income as proceeds from an involuntary conversion. The tax basis of property acquired with the funds provided by the CTCs is reduced such that the benefits of the position are temporary in nature. The IRS has disallowed the refund claims for the 1999-2001 tax years.

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
Similarly, under the Competition Act, PECO was required to allow others the use of its distribution system resulting in the taking of PECO’s assets and the stranded costs. Pennsylvania permitted PECO to collect CTCs as compensation for its stranded costs. The PAPUC determined the total amount of stranded costs that PECO was permitted to collect through the CTCs to be $5.3 billion. PECO has collected approximately $4.8 billion in CTCs for the period 2000 through June 30, 2010. PECO will continue billing CTCs through 2010.
In connection with Exelon’s discussions with the Appeals Division of the IRS (IRS Appeals) in the second quarter of 2010, the IRS proposed a settlement offer for the like-kind exchange transaction, involuntary conversion and CTC positions. Penalties asserted by the IRS are not part of the offer and remain an unresolved issue subject to further discussions with IRS Appeals. Exelon will continue to dispute the penalties and believes it is unlikely the penalties will ultimately be sustained.
Based on the status of the settlement discussions, Exelon has concluded that it has sufficient new information for the involuntary conversion and CTC positions such that a change in measurement in accordance with applicable accounting standards is required. As a result of the required re-measurement in the second quarter of 2010, Exelon recorded $65 million (after-tax) of interest expense, of which $36 million (after-tax) and $22 million (after-tax) were recorded at ComEd and PECO, respectively. ComEd also recorded a current tax expense of $70 million offset with a tax benefit recorded at Generation of $70 million. The amount recorded at Generation reflects the reduction of current taxes payable and deferred tax liabilities for the increase in tax basis of the related assets transferred from ComEd in accordance with the Contribution Agreement dated January 1, 2001. Should Exelon and IRS Appeals come to an agreement under the terms of the proposed offer and with respect to the penalties, Exelon estimates it would make a payment of approximately $235 million in 2011 for the years for which there is a resulting tax deficiency, of which $420 million would be paid by ComEd, $140 million would be received by PECO, and $10 million would be paid by Generation. These amounts are net of approximately $300 million of refunds due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the SSCM as well as other agreed upon audit adjustments. Further, Exelon expects to receive an additional tax refund of approximately $300 million between 2011 and 2014, of which $360 million would be received by ComEd and $40 million would be paid by Generation.
Notwithstanding the proposal from the IRS, Exelon continues to believe that it is not possible to reach a negotiated settlement with respect to the like-kind exchange transaction. Exelon does not believe that its like-kind exchange transaction is the same as or substantially similar to a SILO and does not believe that the concession demanded by the IRS reflects the strength of Exelon’s position. Accordingly, Exelon continues to believe it is likely that the issue will be fully litigated. Given that Exelon has determined settlement is not a realistic outcome, it has assessed in accordance with applicable accounting standards whether it will prevail in litigation. While Exelon recognizes the complexity and hazards of this litigation, it believes that it is more likely than not that it will prevail in such litigation and therefore eliminated any liability for unrecognized tax benefits during the second quarter of 2009.
A fully successful IRS challenge to Exelon’s and ComEd’s like-kind exchange transaction would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of June 30, 2010, Exelon’s potential tax and interest that could become currently payable in the event of a successful IRS challenge could be as much as $800 million, of which $520 million would be paid by ComEd and the remainder by Exelon. If the IRS were to prevail in litigation on the like-kind exchange position, Exelon’s results of operations could be negatively affected due to increased interest expense, as of June 30, 2010, by as much as $210 million (after-tax), of which $160 million would be recorded at ComEd and the remainder by Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.
Based on Exelon management’s expectations as to the ongoing potential of a settlement and litigation outcome, it is reasonably possible that the unrecognized tax benefits related to these issues may significantly change within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
10. Nuclear Decommissioning (Exelon and Generation)
Nuclear Decommissioning Asset Retirement Obligations
Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2009 to June 30, 2010:

Exelon and Generation
Nuclear decommissioning ARO at December 31, 2009 (a)	$3,260
Accretion expense	96
Costs incurred to decommission retired plants	(7)

Nuclear decommissioning ARO at June 30, 2010 (a)	$3,349

(a)	Includes $17 million as the current portion of the ARO at June 30, 2010 and December 31, 2009, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.
Nuclear Decommissioning Trust Fund Investments
Generation will pay for its respective obligations using trust funds that have been established for this purpose. At June 30, 2010 and December 31, 2009, Exelon and Generation had NDT fund investments totaling $6,498 million and $6,669 million, respectively. The following table provides unrealized gains (losses) on NDT funds for the three and six months ended June 30, 2010 and 2009:

	Exelon and Generation
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net unrealized gains (losses) on decommissioning trust funds —
Regulatory Agreement Units (a)	$(318)	$426	$(207)	$258
Net unrealized gains (losses) on decommissioning trust funds —
Non-Regulatory Agreement Units (b)	(94)	115	(59)	51

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Securities Lending Program. Generation’s NDT funds participate in a securities lending program with the trustees of the funds. The program authorizes the trustees to loan securities that are assets of the trust funds to approved borrowers. Borrowers have the right to sell or re-pledge the loaned securities. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is primarily invested in a short-term collateral fund, but may also be invested in assets with maturities matching, or approximating, the duration of the loan of the related securities. The cash collateral received may not be sold or re-pledged by the trustees unless the borrower defaults. Generation bears the risk of loss with respect to its invested cash collateral. Such losses may result from a decline in fair value of specific investments or liquidity impairments resulting from current market conditions. Generation, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Generation in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Generation may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by Generation, whether the result of declines in fair value or liquidity impairments, have not been significant to date. Management continues to monitor the performance of the invested collateral and to work closely with the trustees to limit any potential further losses.
In 2008, Generation initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 6 months. The fair value of securities on loan was approximately $129 million and $357 million at June 30, 2010 and December 31, 2009, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $131 million at June 30, 2010 and $366 million at December 31, 2009. Generation continues to assess its participation in securities lending programs.
A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trust funds and the trustees in their capacity as security agents. Securities lending income allocated to the NDT funds is included in NDT fund earnings and classified as Other, net in Exelon’s and Generation’s Consolidated Statements of Operations and was not significant during the three and six months ended June 30, 2010 and 2009.
NRC Minimum Funding Requirements. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life. On March 10, 2010, Generation notified the NRC that it had remediated the December 31, 2009 underfunded position of its Byron and Braidwood NDT funds with the establishment of approximately $44 million in parent guarantees in accordance with a plan submitted by Generation to the NRC on July 31, 2009. On May 26, 2010, the NRC notified Generation that while the previously established parent guarantees complied with Generation’s remediation plan, approximately $175 million in additional parent guarantees may be required. Generation is currently in discussions with the NRC and expects the matter to be resolved during the third quarter of 2010. See Note 11 of the 2009 Form 10-K for further information on NRC minimum funding requirements.
Accounting Implications of the Regulatory Agreements with PECO and ComEd. Based on the regulatory agreement supported by the PAPUC that dictates Generation’s rights and obligations related to the shortfall or excess of trust funds necessary for decommissioning the seven former PECO nuclear units, regardless of whether the funds held in the NDT funds exceed or fall short of the total estimated decommissioning obligation, decommissioning-related activities are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, PECO has recorded an equal noncurrent affiliate receivable from Generation and a corresponding regulatory liability. Any changes to the PECO regulatory agreements could impact Exelon’s and Generation’s ability to offset decommissioning-related activities within the Consolidated Statement of Operations, and the impact to Exelon’s and Generation’s results of operations and financial position could be material. See Note 3—Regulatory Issues for information regarding the approved Settlement permitting the NDCAC to continue after the termination of PECO’s CTC collections on December 31, 2010. The Settlement will not result in a material impact to Exelon or Generation’s future results of operations, cash flows or financial position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$445	$657	$1,194	$1,369

Average common shares outstanding — basic	661	659	661	659
Assumed exercise of stock options, performance share awards and restricted stock	1	2	1	2

Average common shares outstanding — diluted	662	661	662	661

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 9 million and 6 million for the three and six months ended June 30, 2010, respectively, and 6 million and 5 million for the three and six months ended June 30, 2009, respectively.
Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of June 30, 2010. In 2008, Exelon management decided to defer indefinitely any share repurchases.
12. Commitments and Contingencies (Exelon, Generation, ComEd and PECO)
For information regarding capital commitments at December 31, 2009, see Note 18 of the 2009 Form 10-K. All significant changes in Exelon’s, Generation’s, ComEd’s and PECO’s commitments from December 31, 2009, and all significant contingencies, are disclosed below.
Energy Commitments
Generation’s, ComEd’s and PECO’s short and long-term commitments relating to the sale and purchase of energy, capacity and transmission rights as of June 30, 2010 changed from December 31, 2009 as follows:
•
Generation’s total commitments for future sales of energy to third parties increased by approximately $27 million during the six months ended June 30, 2010, reflecting increases of approximately $428 million, $123 million and $40 million related to 2011, 2012 and 2013 sales commitments, respectively, offset by the fulfillment of approximately $564 million of 2010 commitments during the six months ended June 30, 2010. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 6 - Derivative Financial Instruments for additional information regarding Generation’s hedging program.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
•
Generation’s total commitments for future net purchases of capacity from third parties decreased by $76 million during the six months ended June 30, 2010, reflecting increases of approximately $4 million, $4 million, $5 million, $7 million and $58 million related to 2011, 2012, 2013, 2014 and beyond net purchase commitments, respectively, due to overall hedging activity in the normal course of business. A decrease of approximately $154 million was due to the fulfillment of 2010 commitments during the six months ended June 30, 2010. See Note 6 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•
On December 17, 2009, Generation entered into a PPA with Entergy Texas, Inc. (ETI) to sell 150 MW through April 30, 2011 and 300 MW thereafter of capacity and energy from the Frontier Generating Station located in Grimes County, Texas. The approximate ten-year PPA is not included within net capacity payment commitments because it is contingent upon ETI waiving or obtaining regulatory approvals, which has not yet occurred.

•
In April 2010, the ICC approved procurement contracts that enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2010 through May 2012. These contracts resulted in an increase in ComEd’s energy commitments of $195 million for the remainder of 2010, $206 million for 2011 and $15 million for 2012. See Note 3 — Regulatory Matters for additional information.

•
In May 2010, ComEd entered into contracts for the procurement of RECs totaling approximately $10 million. Through June 30, 2010, $1 million had been purchased, with $9 million to be purchased by May 31, 2011. See Note 3 — Regulatory Matters for additional information.

•
On May 27, 2010, PECO entered into procurement contracts in order to meet a portion of its customers’ electric supply requirements for 2011 through 2015 which increased PECO’s total purchase commitments by $1,346 million, $248 million, $56 million, $25 million and $25 million in 2011, 2012, 2013, 2014 and 2015, respectively. See Note 3 — Regulatory Matters for additional information.

•
PECO’s AEC purchase commitments increased $21 million during the six months ended June 30, 2010 as a result of the solar AEC purchase agreements executed in March 2010 resulting in approximately $2 million annually over 11 years. See Note 3 — Regulatory Matters for additional information.

Fuel and Natural Gas Purchase Obligations
Generation’s and PECO’s fuel purchase obligations as of June 30, 2010 changed from December 31, 2009 as follows:
•
Generation’s total fuel purchase obligations for nuclear and fossil generation decreased by approximately $658 million during the six months ended June 30, 2010, reflecting a decrease of $604 million, primarily due to the fulfillment of fuel procurement contracts.

•
PECO’s total natural gas purchase obligations increased by approximately $52 million during the six months ended June 30, 2010, reflecting increases of $23 million and $29 million for the remainder of 2010 and 2011, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Commercial and Construction Commitments
Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of June 30, 2010, representing commitments potentially triggered by future events changed from December 31, 2009 as follows:
•
Exelon’s letters of credit increased $3 million due to activity at Generation, ComEd and PECO as discussed below. Guarantees decreased by $37 million predominantly as a result of decreases in Generation’s guarantees as noted below, net of approximately $44 million in parent guarantees issued by Exelon as part of the remediation of the December 31, 2009 underfunded position of Generation’s Byron and Braidwood NDT funds. Guarantees decreased by $125 million for 2010, increased by $56 million for 2011 through 2012, decreased by $15 million for 2013 through 2014 and increased by $48 million for 2015 and beyond.

•	Generation’s letters of credit increased by $63 million and guarantees decreased by $70 million primarily as a result of energy trading activities.
•	ComEd’s letters of credit to PJM decreased by $55 million. ComEd replaced the letters of credit with $120 million of cash collateral due to favorable carrying costs for cash.
•
ComEd’s PJM RTEP baseline project commitments decreased by $7 million for 2010 and increased by $5 million and $4 million for 2011 and 2012, respectively, driven by changes in estimated timing and amount of project spending.

•	PECO’s outstanding letters of credit decreased by $8 million primarily due to the cancellation of a letter of credit associated with a tax credit purchase transaction that was completed in March 2010.
•
PECO’s PJM RTEP baseline project commitments increased by $11 million, $11 million, $8 million and $9 million for 2010, 2011, 2012 and 2013 driven by changes in estimated timing and amount of project spending.

Other Purchase Obligations
Exelon’s, ComEd’s and PECO’s other purchase obligations as of June 30, 2010, which primarily represent commitments for services, materials and information, changed from December 31, 2009 as follows:
•	Exelon’s other purchase obligations decreased by $23 million for 2010 and increased by $51 million for 2011 through 2012 and $32 million for 2013 through 2014.
•	ComEd’s other purchase obligations increased by $12 million for 2010, $5 million for 2011 through 2012 and $6 million for 2013 through 2014.
•	PECO’s other purchase obligations decreased by $31 million for 2010 and increased by $15 million for 2011 through 2012 and $4 million for 2013 through 2014.
Indemnifications Related to Sithe (Exelon and Generation)
On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).
In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. As of June 30, 2010, Exelon’s accrued liabilities related to these indemnifications and guarantees were $5 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at June 30, 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)
On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of June 30, 2010. The primary remaining exposures covered by this guarantee will expire in 2012.
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
Pursuant to orders from the ICC and PAPUC, respectively, ComEd and PECO are authorized to and are currently recovering environmental costs for the remediation of former MGP facility sites from customers, for which they have recorded regulatory assets. See Note 3 — Regulatory Matters for additional information.
As of June 30, 2010 and December 31, 2009, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

	Total
	Environmental	Portion of Total
	Investigation and	Related to MGP
	Remediation	Investigation and
June 30, 2010	Reserve	Remediation
Exelon	$170	$146
Generation	15	—
ComEd	111	104
PECO	44	42

	Total
	Environmental	Portion of Total
	Investigation and	Related to MGP
	Remediation	Investigation and
December 31, 2009	Reserve	Remediation
Exelon	$175	$149
Generation	17	—
ComEd	113	107
PECO	45	42

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
In a 2007 decision, the U.S. Second Circuit Court of Appeals remanded the Phase II rule back to the U.S. EPA for revisions. By its action, the court invalidated compliance measures which were supported by the utility industry because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. On July 9, 2007, the U.S. EPA formally suspended the Phase II rule.
In April 2009, the U.S. Supreme Court reversed the decision of the U.S. Second Circuit Court of Appeals that had invalidated the use of a cost-benefit analysis under Section 316(b). The U.S. EPA is considering the rule on remand and will take further action consistent with the opinions of the Supreme Court and the Court of Appeals, including whether to exercise its discretion to retain or modify the cost-benefit rule as it appeared in the initial regulation. It is expected that the U.S. EPA will issue a proposed rule on remand in 2010. Until then, the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. The Courts’ opinions have created significant uncertainty about the specific nature, scope and timing of the final compliance requirements.
In a draft permit issued on July 19, 2005, as part of the pending NPDES permit renewal process for Oyster Creek, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. In light of the U.S. EPA’s suspension of the Phase II rule, on January 7, 2010, the NJDEP issued a draft NPDES permit for Oyster Creek that would require, in the exercise of its best professional judgment, the installation of cooling towers as the best technology available within seven years after the effective date of the permit. Oyster Creek will continue to operate under its current permit, issued in 1994, until the draft permit is finalized. Generation believes the regulatory process could take up to two years before a final permit is issued. Should the permit be issued in its current form, Generation estimates it would be required to have cooling towers in operation by 2019.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
In June 2001, the NJDEP issued a renewed NPDES permit for Salem, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised PSEG in July 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. If the final permit or Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.
Generation is contesting the requirement to install cooling towers at Oyster Creek through the administrative appeal process and is optimistic that any final regulations or permits will not require closed-cycle cooling at Oyster Creek or Salem. In addition, the economic viability of Generation’s other power generation facilities without closed-cycle cooling water systems will be called into question by any requirement to construct cooling towers. Given the uncertainties associated with these proceedings and the time required for their resolution, Generation cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with any resulting Section 316(b) or interim state requirements will have on the operation of its generating facilities and its future results of operations, cash flows and financial position.
Nuclear Generating Station Groundwater. In 2005 and 2006, the Illinois EPA issued NOVs to Generation alleging violations of state groundwater standards at the Braidwood, Dresden and Byron generating stations related to tritium leaks at the plants. Tritium is a weak radioactive isotope of hydrogen that is produced and released at all nuclear sites and also is released naturally through the interaction of sunlight and water molecules. In addition, the Illinois Attorney General and the State’s Attorney for the counties in which the plants are located filed civil enforcement lawsuits against Generation. On March 11, 2010, Generation agreed to a settlement of all pending actions related to the leaks. Under the terms of the settlement, Generation paid approximately $1.2 million in civil penalties and funds for supplemental environmental projects in the communities where the plants are located.
As part of normal operations, Generation and the operators of Generation’s co-owned facilities perform ongoing environmental monitoring at all nuclear generating stations. In 2009 and 2010, tritium was detected at the Oyster Creek, LaSalle and Salem generating stations. Plans have been implemented to ensure that tritium detected at the sites does not pose a threat to site employees, the public or the environment. No NOVs have been issued in connection with any of these matters. At this time Exelon cannot estimate the costs of possible remediation efforts for these matters.
Cotter Corporation. The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is $37 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve excavation of the radiological contamination. An excavation remedy would be significantly more expensive than the previously selected additional cover remedy. Generation cannot determine at this time whether the alternative remedy will be required, and if it is, Generation’s share of the cost for such alternative remedy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Air. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The D.C. Circuit Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA could remedy “CAIR’s flaws” in accordance with the D.C. Circuit Court’s July 11, 2008 opinion. This decision allows the CAIR to remain in effect until it is replaced by a rule consistent with the July 11 opinion. On July 6, 2010, the U.S. EPA published the proposed CATR as the replacement to the CAIR. The first phase of the NOx and SO2 emissions reductions under CATR will commence in 2012, with further reductions of SO2 emissions proposed to become effective in 2014. These emissions limits will be further reduced as the U.S. EPA finalizes more restrictive NAAQS for ozone and fine particulate matter in the 2010 — 2011 timeframe.
As of June 30, 2010, Generation had $71 million of emission allowances carried in inventory at the lower of weighted average cost or market. This amount includes SO2 allowances allocated under the Title IV Acid Rain Program (ARP), of which approximately $58 million represents allowances that are not expected to be used by Generation’s fossil-fuel power plants and that have not been sold. Generation is evaluating the impact the proposed CATR regulations may have on the market value of its ARP SO2 allowances. The proposed CATR regulations would restrict entirely the use of ARP SO2 allowances. If implemented as proposed, and based on initial allowance market prices after the publication of CATR, the adoption of the CATR provisions could significantly reduce the market value of these allowances as they would only be available for use under the Title IV ARP program. To the extent the weighted average cost of the ARP SO2 allowances held exceeds the market value in future periods, an impairment of some or all of the $58 million may be necessary.
Additionally, as of June 30, 2010, Exelon has a $615 million net investment in long-term direct financing leases of coal-fired plants in Georgia and Texas extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term, before taking into account impacts of the proposed CATR regulations, will be substantially in excess of the recorded residual lease values, Exelon is unable to determine the ultimate impact the proposed regulations may have on the end-of-lease term values of these assets.
In March 2005, the U.S. EPA finalized the CAMR, which was a national program to cap mercury emissions from fossil-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. The D.C. Circuit Court later vacated the CAMR on the basis that the U.S. EPA had failed to properly de-list mercury as a HAP under Section 112(c)(1) of the Clean Air Act. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to hazardous air pollutants. On February 23, 2009, the U.S. Supreme Court declined to review the D.C. Circuit Court’s CAMR decision. The U.S. EPA is now expected to propose a new rulemaking, likely in 2011, to address HAP emissions from electric generation power plants. The nature and extent of future regulatory controls on HAP emissions at electric generation power plants will not be determined until the Federal regulations are finalized by the U.S. EPA.
The U.S. EPA has announced that it will complete a review of the national ambient air quality standards by the end of 2011 for ozone (nitrogen oxide and volatile organic chemicals), particulate matter, carbon monoxide, nitrogen dioxide, sulfur dioxide, and lead. This review could result in more stringent emissions limits on fossil-fired electric generating stations.
Notices and Finding of Violations Related to Electric Generation Stations. On August 6, 2007, ComEd received an NOV, addressed to it and Midwest Generation, LLC (Midwest Generation) from the U.S. EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The U.S. EPA requested information related to the stations in 2003, and ComEd has been cooperating with the U.S. EPA since then. The NOV states that the U.S. EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the U.S. EPA’s enforcement authority under the Clean Air Act.

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
In August 2009, the U.S. Department of Justice and the Illinois Attorney General filed a complaint against Midwest Generation with the U.S. District Court for the Northern District of Illinois initiating enforcement proceedings with respect to the alleged Clean Air Act violations set forth in the NOV. Neither ComEd nor Exelon were named as a defendant in this original complaint. In March 2010, the District Court granted Midwest Generation’s partial motion to dismiss all but one of the claims against Midwest Generation. The court held that Midwest Generation cannot be liable for any alleged violations relating to construction that occurred prior to Midwest Generation’s ownership of the stations. In May 2010, the government plaintiffs filed an amended complaint substantially similar to the original complaint, and added ComEd and EME as defendants. The amended complaint seeks injunctive relief and civil penalties against all defendants, although not all of the claims specifically pertain to ComEd.
In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations with respect to its former generation business. Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the amended complaint, the costs that might be incurred or the amount of indemnity that may be available from Midwest Generation and EME; however, Exelon, Generation and ComEd have concluded that, while a loss may be reasonably possible, they believe the likelihood of loss is not probable. Therefore, no reserve has been established. Further, Generation believes that it would be reimbursed for any losses under the terms of the indemnification agreement, subject to the credit worthiness of Midwest Generation and EME. Exelon, Generation and ComEd cannot predict an estimated amount or range of possible loss.
On January 14, 2009, Generation received an NOV addressed to it, the other owners of Keystone Generating Station (Keystone) and Reliant Energy Northeast Management Company (the operator of Keystone) from the U.S. EPA, alleging past and continuing violations of several provisions of the Clean Air Act as a result of the modification and/or operation of Keystone, as well as two other stations currently owned and operated by Reliant Energy in which Generation has no ownership interest. Generation has been cooperating with the U.S. EPA since the time of requests for information in 2000, 2001 and 2007. The NOV states that the U.S. EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the U.S. EPA’s enforcement authority under the Clean Air Act. At this time, Exelon and Generation are unable to predict the ultimate resolution of the claims alleged in the NOV or the costs that might be incurred by Generation; however, Exelon and Generation have concluded that a loss is not probable or estimable and, accordingly, have not recorded a reserve for the NOV.
On April 16, 2009, the U.S. EPA issued an NOV to ComEd and Dominion Resources Services, Inc. (Dominion) alleging past and continuing violations of several provisions of the Clean Air Act as a result of the modification and/or operation of Kincaid electric generating station located in Illinois and State Line electric generating station located in Indiana. Kincaid was sold by ComEd in 1998, and State Line was sold by Commonwealth Edison of Indiana, a wholly owned subsidiary of ComEd, in 1997. Both stations are currently owned and operated by Dominion. The U.S. EPA requested information related to the stations in 2009, and ComEd has been cooperating with the U.S. EPA since the time of that request. The NOV states that the U.S. EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the U.S. EPA’s enforcement authority under the Clean Air Act.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations related to ComEd’s former generation business, which would include any responsibility under the indemnification provisions contained in the sale agreements related to Kincaid and State Line stations. At this time, Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the NOV or the costs that might be incurred by Generation or ComEd; however, Exelon, Generation and ComEd have concluded that a loss is not probable and, accordingly, have not recorded a reserve for the NOV.
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
Federal climate change legislation is currently under consideration in the U.S. Congress. H.R. 2454, “The American Clean Energy and Security Act of 2009,” which Exelon supported, was approved by the U.S. House of Representatives on June 26, 2009 and would affect electric generation and electric and natural gas distribution companies. A key provision of H.R. 2454 is the establishment of mandatory, economy-wide GHG reduction targets and goals via a Federal emissions cap-and-trade program. The program would begin in 2012 and calls for a 3% reduction below 2005 levels in 2012, with the reduction requirement increasing to 17% below 2005 levels by 2020 and ultimately 83% below 2005 levels by 2050. The legislation also contains several energy efficiency and clean energy requirements. Of particular note for electric retail supply companies, there is a proposed requirement that 20% of electricity sold by retail suppliers be met by energy efficiency and renewable energy by 2020. The requirement begins to phase-in starting in 2012 at a 6% level and escalates every two years until it reaches 20% in 2020. On September 30, 2009, S. 1733, the Clean Energy Jobs and American Power Act, was introduced in the U.S. Senate. S.1733 sets forth a cap-and-trade program and contains other provisions to regulate GHGs that are similar to those contained in H.R. 2454, but does not yet provide the specific details regarding the allocation of allowances. It is uncertain when the Senate will take up consideration of S. 1733, or an alternative bill.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. In response to the decision, on July 11, 2008, the U.S. EPA issued an Advance Notice of Proposed Rulemaking to solicit public comments on legal and regulatory analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act. On December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act will trigger permitting requirements under the Prevention of Significant Deterioration and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds are effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis.
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
Regional and State Climate Change Legislation and Regulation. At a regional level, on November 15, 2007, six Midwest state Governors (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) signed the Midwestern Greenhouse Gas Accord. Under that Accord, an inter-state work group was formed to establish a Midwestern GHG Reduction Program that will: (1) establish GHG reduction targets and timeframes consistent with member state targets; (2) develop a market-based and multi-sector cap-and-trade program to help achieve GHG reductions; and (3) develop other mechanisms and policies to assist in meeting GHG reduction targets (e.g. a low carbon fuel standard). In May 2010, an advisory group appointed by the Governors issued recommendations, which are now under review by the Governors.
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
At June 30, 2010 and December 31, 2009, Generation had reserved approximately $53 million and $49 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2010, approximately $15 million of this amount related to 171 open claims presented to Generation, while the remaining $38 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During the three months ended June 30, 2010, Generation increased its reserve by approximately $4 million, primarily due to an increase in forecasted claims. Updates to this reserve in 2009 did not result in material adjustments.
Exelon
Pension Claims. On February 22, 2010, the U.S. Supreme Court declined to hear an appeal of the July 2, 2009 decision of the U.S. Court of Appeals for the Seventh Circuit affirming dismissal of claims that the calculation of lump sum benefits earned under the Exelon Corporation Cash Balance Pension Plan (Plan) did not comply with ERISA. The Plan’s motion for summary judgment on remaining claims regarding the Plan’s calculation of lump sum benefits earned under a prior, traditional pension formula remains pending before the U.S. District Court for the Northern District of Illinois.
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
13. Supplemental Financial Information (Exelon, Generation, ComEd and PECO)
Supplemental Statement of Operations Information
The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$279	$115	$117	$42
Regulatory assets(a)	240	—	14	226
Nuclear fuel(b)	168	168	—	—
Asset retirement obligation accretion(c)	50	49	—	—

Total depreciation, amortization and accretion	$737	$332	$131	$268

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$558	$223	$234	$85
Regulatory assets(a)	475	—	27	448
Nuclear fuel(b)	323	323	—	—
Asset retirement obligation accretion(c)	99	99	—	—

Total depreciation, amortization and accretion	$1,455	$645	$261	$533

Three Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$237	$72	$112	$40
Regulatory assets(a)	202	—	12	190
Nuclear fuel(b)	139	139	—	—
Asset retirement obligation accretion(c)	53	53	—	—

Total depreciation, amortization and accretion	$631	$264	$124	$230

Six Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$475	$149	$221	$80
Regulatory assets(a)	400	—	25	375
Nuclear fuel(b)	272	272	—	—
Asset retirement obligation accretion(c)	106	105	—	—

Total depreciation, amortization and accretion	$1,253	$526	$246	$455

(a)	For PECO, primarily reflects CTC amortization.

(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.

(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Three Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds —
Regulatory Agreement Units (a)	$49	$49	$—	$—
Net realized income on decommissioning trust funds —
Non-Regulatory Agreement Units (a)	14	14	—	—
Net unrealized losses on decommissioning trust funds —
Regulatory Agreement Units	(318)	(318)	—	—
Net unrealized losses on decommissioning trust funds —
Non-Regulatory Agreement Units	(94)	(94)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	215	215	—	—

Total decommissioning-related activities	(134)	(134)	—	—

Net direct financing lease income	7	—	—	—
Interest income related to uncertain income tax positions	—	—	2	—
Other	5	1	6	(1)

Other, net	$(122)	$(133)	$8	$(1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds —
Regulatory Agreement Units(a)	$98	$98	$—	$—
Net realized income on decommissioning trust funds —
Non-Regulatory Agreement Units(a)	26	26	—	—
Net unrealized losses on decommissioning trust funds —
Regulatory Agreement Units	(207)	(207)	—	—
Net unrealized losses on decommissioning trust funds —
Non-Regulatory Agreement Units	(59)	(59)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	87	87	—	—

Total decommissioning-related activities	(55)	(55)	—	—

Net direct financing lease income	13	—	—	—
Interest income related to uncertain income tax positions	—	—	2	—
Other	13	1	9	4

Other, net	$(29)	$(54)	$11	$4

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.

(b)
Includes the elimination of NDT fund related activity for the Regulatory Agreement Units, including the elimination of net realized income and income taxes related to all NDT fund activity. See Note 11 of the 2009 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

Three Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds —
Regulatory Agreement Units (a)	$10	$10	$—	$—
Net realized income on decommissioning trust funds —
Non-Regulatory Agreement Units (a)	10	10	—	—
Net unrealized gains on decommissioning trust funds —
Regulatory Agreement Units	426	426	—	—
Net unrealized gains on decommissioning trust funds —
Non-Regulatory Agreement Units	115	115	—	—
Regulatory offset to decommissioning trust fund-related activities (b)	(349)	(349)	—	—

Total decommissioning-related activities	212	212	—	—

Net direct financing lease income	7	—	—	—
Interest income related to uncertain income tax positions (c)	38	—	59	2
Other-than-temporary impairment to Rabbi trust investments (d)	(7)	—	(7)	—
Other	7	3	3	1

Other, net	$257	$215	$55	$3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds —
Regulatory Agreement Units(a)	$28	$28	$—	$—
Net realized income on decommissioning trust funds —
Non-Regulatory Agreement Units(a)	18	18	—	—
Net unrealized gains on decommissioning trust funds —
Regulatory Agreement Units	258	258	—	—
Net unrealized gains on decommissioning trust funds —
Non-Regulatory Agreement Units	51	51	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(234)	(234)	—	—

Total decommissioning-related activities	121	121	—	—

Investment income	1	—	—	1
Net direct financing lease income	13	—	—	—
Interest income related to uncertain income tax positions (c)	77	4	87	3
Other-than-temporary impairment to Rabbi trust investments (d)	(7)	—	(7)	—
Other	14	8	7	2

Other, net	$219	$133	$87	$6

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.

(b)
Includes the elimination of NDT fund related activity for the Regulatory Agreement Units, including the elimination of net realized income and income taxes related to all NDT fund activity. See Note 11 of the 2009 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)
Primarily includes interest income at Generation and ComEd related to the February 2009 Illinois Supreme Court decision regarding refund claims for Illinois investment tax credits, which was reversed in the third quarter of 2009. See Note 10 of the 2009 Form 10-K for additional information.

(d)	ComEd recorded an other-than-temporary impairment to Rabbi trust investments during the second quarter of 2009.
Supplemental Cash Flow Information
The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009:

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$288	$134	$106	$24
Provision for uncollectible accounts	38	1	16	21
Stock-based compensation costs	27	—	—	—
Other decommissioning-related activity (a)	31	31	—	—
Energy-related options (b)	(36)	(36)	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Amortization of regulatory asset related to debt costs	12	—	11	2
Accrual for Illinois utility distribution tax refund (c)	(25)	—	(25)	—
Under-recovered uncollectible accounts, net (d)	(49)	—	(49)	—
Other	(8)	3	1	(3)

Total other non-cash operating activities	$278	$133	$60	$44

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	60	—	44	16
Other current assets	(172)	(57)	10	(127	)(e)
Other noncurrent assets and liabilities	103	23	41	37

Total changes in other assets and liabilities	$(9)	$(34)	$95	$(74)

Six Months Ended June 30, 2009	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$263	$120	$96	$23
Loss in equity method investments	14	1	—	12
Provision for uncollectible accounts	65	3	25	38
Stock-based compensation costs	42	—	—	—
Other decommissioning-related activity (a)	(43)	(43)	—	—
Energy-related options (b)	31	31	—	—
Amortization of regulatory asset related to debt costs	14	—	12	2
Amortization of the regulatory liability related to the PURTA tax settlement (f)	(2)	—	—	(2)
Other-than-temporary impairment to Rabbi trust investments (g)	7	—	7	—
Other	20	1	19	10

Total other non-cash operating activities	$411	$113	$159	$83

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	58	—	47	11
Other current assets	(150)	(5)	1	(137	)(e)
Other noncurrent assets and liabilities	(105)	(16)	(82)	(2)

Total changes in other assets and liabilities	$(197)	$(21)	$(34)	$(128)

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

(c)
During the second quarter, ComEd recorded a reduction of $25 million to taxes other than income to reflect management’s estimate of future refunds for the 2008 and 2009 tax years associated with Illinois’ utility distribution tax based on an analysis of past refunds and interpretations of the Illinois Public Utility Act. Historically, ComEd has recorded refunds of the Illinois utility distribution tax when received. ComEd believes it now has sufficient, reliable evidence to record and support an estimated receivable associated with the anticipated refund for the 2008 and 2009 tax years.

(d)
Includes $70 million of under-recovered uncollectible accounts expense from 2008 and 2009 recorded in the first quarter of 2010 as well as subsequent adjustments to and amortization of the associated regulatory asset. ComEd is recovering these costs through a rider mechanism authorized by the ICC. See Note 3 — Regulatory Matters for additional information regarding the Illinois legislation for recovery of uncollectible accounts.

(e)	Relates primarily to prepaid utility taxes.

(f)
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

(g)	ComEd recorded an other-than-temporary impairment to Rabbi trust investments during the second quarter of 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Supplemental Balance Sheet Information
The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of June 30, 2010 and December 31, 2009:

June 30, 2010	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$9,341	(a)	$4,395	(a)	$2,240	$2,488
Accounts receivable:
Allowance for uncollectible accounts	228		31		83	114

December 31, 2009	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$9,023	(b)	$4,214	(b)	$2,129	$2,442
Accounts receivable:
Allowance for uncollectible accounts	225		31		77	117

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,384 million.

(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,383 million.
The following tables provide information about accumulated OCI (loss) recorded (after tax) within the consolidated Balance Sheets of the Registrants as of June 30, 2010 and December 31, 2009:

June 30, 2010	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	$525	$1,163	$(4)	$—
Pension and non-pension postretirement benefit plans	(2,603)	—	—	—

Total accumulated other comprehensive income (loss)	$(2,078)	$1,163	$(4)	$—

December 31, 2009	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$551	$1,157	$—	$1
Pension and non-pension postretirement benefit plans	(2,640)	—	—	—

Total accumulated other comprehensive income (loss)	$(2,089)	$1,157	$—	$1

14. Segment Information (Exelon, Generation, ComEd and PECO)
During the first quarter of 2010, Exelon and Generation concluded that Generation no longer operates as a single reportable segment, primarily due to a change in the financial information regularly evaluated by the chief operating decision maker (CODM) in determining resource allocation and assessing performance. Certain regional results of Generation’s power marketing activities are now being provided to the CODM and in other public disclosures. As a result, beginning in the first quarter of 2010, Generation has three reportable segments consisting of Mid-Atlantic, Midwest and South. Consequently, Exelon has five reportable segments consisting of Mid-Atlantic, Midwest, South, ComEd and PECO. Prior period presentation has been adjusted for comparative purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Mid-Atlantic represents Generation’s operations primarily in Pennsylvania, New Jersey and Maryland; Midwest includes operations in Illinois and Indiana; and South includes operations primarily in Texas, Georgia and Oklahoma. Exelon and Generation evaluate the performance of Generation’s power marketing activities in Mid-Atlantic, Midwest and South based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Fuel expense includes the fuel costs for internally generated energy. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a region. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2010 and 2009 is as follows:
Three Months Ended June 30, 2010 and 2009

					Intersegment
	Generation(a)	ComEd	PECO	Other	Eliminations	Exelon
Total revenues(b):
2010	$2,353	$1,499	$1,269	$177	$(900)	$4,398
2009	2,378	1,389	1,204	207	(1,037)	4,141
Intersegment revenues(c):
2010	$725	$—	$1	$177	$(900)	$3
2009	833	—	2	207	(1,036)	6
Net income (loss):
2010	$382	$9	$75	$(21)	$—	$445
2009	512	116	71	(35)	(7)	657
Total assets:
June 30, 2010	$22,499	$20,870	$9,071	$5,384	$(8,651)	$49,173
December 31, 2009	22,406	20,697	9,019	6,088	(9,030)	49,180

(a)
Generation represents the three segments, Mid-Atlantic, Midwest and South as shown below. Intersegment revenues for the three months ended June 30, 2010 and 2009, represent Mid-Atlantic revenue from sales to PECO of $470 million and $486 million, respectively, and Midwest revenue from sales to ComEd of $255 million and $347 million, respectively.

(b)
For the three months ended June 30, 2010 and 2009, utility taxes of $29 million and $42 million, respectively, are included in revenues and expenses for ComEd. For the three months ended June 30, 2010 and 2009, utility taxes of $67 million and $61 million, respectively, are included in revenues and expenses for PECO.

(c)
The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the 2009 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

	Mid-Atlantic	Midwest	South	Other(b)	Generation
Total revenues(a):
2010	$751	$1,383	$150	$69	$2,353
2009	834	1,344	171	29	2,378
Revenues net of purchased power and fuel expense:
2010	$583	$1,016	$(43)	$(102)	$1,454
2009	682	1,017	(25)	(187)	1,487

(a)
Includes all sales to third parties and affiliated sales to ComEd and PECO. For the three months ended June 30, 2010 and 2009, there were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation.

(b)	Includes retail gas, proprietary trading, other revenue and mark-to-market activities as well as amounts paid related to the Illinois Settlement Legislation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Six Months Ended June 30, 2010 and 2009

					Intersegment
	Generation (a)	ComEd	PECO	Other	Eliminations	Consolidated
Total revenues(b):
2010	$4,773	$2,914	$2,724	$359	$(1,911)	$8,859
2009	4,979	2,942	2,718	391	(2,167)	8,863
Intersegment revenues(c):
2010	$1,552	$1	$3	$358	$(1,911)	$3
2009	1,777	1	4	391	(2,167)	6
Net income (loss):
2010	$943	$125	$176	$(50)	$—	$1,194
2009	1,041	230	183	(76)	(9)	1,369

(a)
Generation represents the three segments, Mid-Atlantic, Midwest and South as shown below. Intersegment revenues for the six months ended June 30, 2010 and 2009, represent Mid-Atlantic revenue from sales to PECO of $928 million and $991 million, respectively, and Midwest revenue from sales to ComEd of $624 million and $786 million, respectively.

(b)
For the six months ended June 30, 2010 and 2009, utility taxes of $80 million and $108 million, respectively, are included in revenues and expenses for ComEd. For the six months ended June 30, 2010 and 2009, utility taxes of $130 million and $121 million, respectively, are included in revenues and expenses for PECO.

(c)
The intersegment profit associated with Generation’s sale of RECs to ComEd and AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 3 — Regulatory Issues for additional information on RECs and AECs.

	Mid-Atlantic	Midwest	South	Other(b)	Generation
Total revenues(a):
2010	$1,531	$2,734	$298	$210	$4,773
2009	1,687	2,793	346	153	4,979
Revenues net of purchased power and fuel expense:
2010	$1,197	$2,010	$(91)	$160	$3,276
2009	1,377	2,090	(58)	(5)	3,404

(a)
Includes all sales to third parties and affiliated sales to ComEd and PECO. For the six months ended June 30, 2010 and 2009, there were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation.

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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. Exelon’s net income was $445 million for the three months ended June 30, 2010 as compared to $657 million for the three months ended June 30, 2009, and diluted earnings per average common share were $0.67 for the three months ended June 30, 2010 as compared to $0.99 for the three months ended June 30, 2009.
Revenue net of purchased power and fuel expense increased by $111 million primarily at ComEd and PECO, which were largely affected by favorable weather conditions in their service territories.
Operating and maintenance expense remained relatively consistent. Increased incremental storm costs of $25 million in the ComEd and PECO service territories and increased nuclear refueling outage costs of $10 million related to Generation’s ownership interest in Salem were offset by the impact of $41 million related to severance expense recorded in 2009 for the elimination of management and staff positions pursuant to Exelon’s 2009 cost savings program.
Depreciation and amortization expense increased by $80 million primarily due to a scheduled increase in CTC amortization expense at PECO of $37 million in accordance with its 1998 Restructuring Settlement and increased depreciation expense of $19 million across the operating companies primarily due to ongoing capital expenditures. Exelon’s results were also significantly affected by unfavorable net NDT activity of $80 million in 2010 compared to favorable net NDT activity of $125 million in 2009 for Non-Regulatory Agreement Units as a result of unfavorable market performance.
Finally, net income decreased as a result of a non-cash charge of $65 million (after tax) in 2010 and a non-cash gain of $66 million (after tax) in 2009 for the remeasurement of income tax uncertainties.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. Exelon’s net income was $1,194 million for the six months ended June 30, 2010 as compared to $1,369 million for the six months ended June 30, 2009, and diluted earnings per average common share were $1.80 for the six months ended June 30, 2010 as compared to $2.07 for the six months ended June 30, 2009.

Revenue net of purchased power and fuel expense increased by $50 million primarily due to $110 million in mark-to-market gains from Generation’s hedging activities in 2010 compared to $12 million in losses in 2009. Exelon also benefited from the impact of $34 million of favorable weather conditions in the ComEd and PECO service territories and a decrease of $56 million in costs associated with the Illinois Settlement Legislation, primarily at Generation. Offsetting these favorable impacts were continuing unfavorable market and portfolio conditions of $71 million, increased nuclear fuel costs of $56 million and the impact of lower nuclear output of $52 million due to increased planned nuclear outage days.
Operating and maintenance expense decreased by $297 million primarily due to the impact of 2009 activities, including the $223 million impairment of the Handley and Mountain Creek stations and a charge related to severance expense of $41 million for the elimination of management and staff positions pursuant to Exelon’s 2009 cost savings program. In addition, ComEd recorded the reversal of 2008 and 2009 under-collection of annual uncollectible accounts expense of $70 million due to the February 2010 approval by the ICC of ComEd’s uncollectible accounts expense rider mechanism, partially offset by a one-time contribution of $10 million associated with the ICC’s approval. Decreased operating and maintenance expense was partially offset by increased planned nuclear outage expense of $44 million and incremental costs of $36 million related to storms in the ComEd and PECO service territories.
Depreciation and amortization expense increased by $158 million primarily due to a scheduled increase in CTC amortization expense at PECO of $72 million in accordance with its 1998 Restructuring Settlement and increased depreciation expense of $46 million across the operating companies primarily due to ongoing capital expenditures. Exelon’s results were also significantly affected by unfavorable net NDT activity of $33 million in 2010 compared to favorable net NDT activity of $69 million in 2009 for Non-Regulatory Agreement Units as a result of unfavorable market performance.
Exelon results for the six months ended June 30, 2010 were negatively affected by certain income tax-related matters. Exelon recorded a non-cash charge of $65 million (after tax) in 2010 and a non-cash gain of $66 million (after tax) in 2009 for the remeasurement of income tax uncertainties. Exelon also recorded a $65 million (after tax) charge to income tax expense as a result of health care legislation passed in March 2010 that includes a provision that reduces the deductibility of retiree prescription drug benefits for Federal income tax purposes. Finally, Exelon recorded a non-cash gain of $43 million (after tax) in 2009 related to an Illinois Supreme Court decision granting Illinois investment tax credits to Exelon, which was subsequently reversed in the third quarter of 2009.
For further detail regarding the financial results for the three and six months ended June 30, 2010, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.
Adjusted (non-GAAP) Operating Earnings. Exelon’s adjusted (non-GAAP) operating earnings for the three months ended June 30, 2010 were $656 million, or $0.99 per diluted share, compared with adjusted (non-GAAP) operating earnings of $683 million, or $1.03 per diluted share, for the same period in 2009. Exelon’s adjusted (non-GAAP) operating earnings for the six months ended June 30, 2010 were $1,319 million, or $1.99 per diluted share, compared with adjusted (non-GAAP) operating earnings of $1,479 million, or $2.24 per diluted share, for the same period in 2009. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2010 as compared to the same period in 2009:

	Three Months Ended June 30,
	2010		2009
		Earnings per		Earnings per
(All amounts after tax)		Diluted Share		Diluted Share
Net Income	$445	$0.67	$657	$0.99

Illinois Settlement Legislation(a)	4	0.01	20	0.03
Mark-to-Market Impact of Economic Hedging Activities(b)	75	0.11	106	0.16
Unrealized (Gains) Losses Related to NDT Fund Investments(c)	53	0.08	(64)	(0.10)
City of Chicago Settlement with ComEd(d)	2	—	—	—
Retirement of Fossil Generating Units(e)	12	0.02	—	—
Non-Cash Remeasurement of Income Tax Uncertainties and Reassessment of State Deferred Income Taxes(f)	65	0.10	(66)	(0.10)
NRG Acquisition Costs(g)	—	—	6	0.01
2009 Restructuring Charges(h)	—	—	24	0.04

Adjusted (non-GAAP) Operating Earnings	$656	$0.99	$683	$1.03

	Six Months Ended June 30,
	2010		2009
		Earnings per		Earnings per
(All amounts after tax)		Diluted Share		Diluted Share
Net Income	$1,194	$1.80	$1,369	$2.07

Illinois Settlement Legislation(a)	7	0.01	41	0.06
Mark-to-Market Impact of Economic Hedging Activities(b)	(67)	(0.10)	(7)	(0.01)
Unrealized (Gains) Losses Related to NDT Fund Investments(c)	33	0.05	(32)	(0.05)
City of Chicago Settlement with ComEd(d)	2	—	—	—
Retirement of Fossil Generating Units(e)	20	0.03	—	—
Non-Cash Charge Resulting From Health Care Legislation(i)	65	0.10	—	—
Non-Cash Remeasurement of Income Tax Uncertainties and Reassessment of State Deferred Income Taxes(f)	65	0.10	(66)	(0.10)
NRG Acquisition Costs(g)	—	—	15	0.03
Impairment of Certain Generating Assets(j)	—	—	135	0.20
2009 Restructuring Charges(h)	—	—	24	0.04

Adjusted (non-GAAP) Operating Earnings	$1,319	$1.99	$1,479	$2.24

(a)
Reflects credits issued by ComEd and Generation for the three and six months ended June 30, 2010 and 2009, respectively, as a result of the Illinois Settlement Legislation (net of taxes of $3 million, $12 million, $4 million and $24 million, respectively). See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s and ComEd’s rate relief commitments.

(b)
Reflects the impact of (gains) losses for the three and six months ended June 30, 2010 and 2009, respectively, on Generation’s economic hedging activities (net of taxes of $49 million, $68 million, $(43) million and $(5) million, respectively). See Note 6 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(c)
Reflects the impact of (gains) losses for the three and six months ended June 30, 2010 and 2009, respectively, on Generation’s NDT fund investments (net of taxes of $42 million, $(50) million, $26 million and $(19) million, respectively). See Note 10 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(d)	Reflects costs for the three and six months ended June 30, 2010, respectively, associated with ComEd’s 2007 settlement agreement with the City of Chicago (net of taxes of $1 million).

(e)
Primarily reflects incremental accelerated depreciation expense for the three and six months ended June 30, 2010, respectively, associated with the planned retirement of four fossil generating units (net of taxes of $7 million and $14 million, respectively). See Note 8 of the Combined Notes to the Consolidated Financial Statements and “Results of Operations — Generation” for additional detail related to the generating unit retirements.

(f)
Reflects the impacts for the three and six months ended June 30, 2010 and June 30, 2009, respectively, of 2009 and 2010 remeasurements of income tax uncertainties and a 2009 change in state deferred income tax rates (net of taxes on interest expense of $42 million and $(17) million). See Note 9 of the Combined Notes to the Consolidated Financial Statements for additional detail.

(g)
Reflects external costs incurred for the three and six months ended June 30, 2009, associated with Exelon’s proposed acquisition of NRG, which was terminated in July 2009 (net of taxes of $5 million and $10 million, respectively).

(h)
Reflects severance expense incurred in the second quarter of 2009 associated with the elimination of management and staff positions pursuant to Exelon’s 2009 cost savings program (net of taxes $16 million).

(i)
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

(j)
Reflects the impairment of the Handley and Mountain Creek stations recorded during the first quarter of 2009 (net of taxes of $88 million). See “Results of Operations — Generation” for additional detail related to asset impairments.

Outlook for the Remainder of 2010 and Beyond.
Economic and Market Conditions
•
Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, and, in particular, the prices of natural gas and coal, which drive the wholesale market prices that Generation’s nuclear power plants can command, (2) the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, and (3) the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs. The proposed CATR that was published by the U.S. EPA on July 6, 2010 may also impact long-term wholesale power prices. See Environmental Matters below for further detail.

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
New Growth Opportunities
•
Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking earnings, cash flow and financial risk into account. During 2009, Generation announced a series of planned power uprates across its nuclear fleet that will result in between 1,300 and 1,500 MW of additional generation capacity within eight years. The uprate projects represent a total investment of approximately $3.5 billion, as measured in current costs. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately one half of the planned uprates, are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remainder will come from additional projects across Generation’s nuclear fleet beginning in the second half of 2010 and ending in 2017. At 1,500 nuclear-generated MW, the uprates would displace 8 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

•
On April 22, 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan under which PECO will deploy 600,000 smart meters within three years and deploy smart meters to all of its electric customers over the next 10 years. On April 12, 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum allowable grant under the program, for its SGIG project, Smart Future Greater Philadelphia. The SGIG project has a budget of more than $400 million and includes approximately $7 million related to demonstration projects by two sub-recipients. In total, over the next ten years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG from the DOE will be used to reduce the impact of those investments on PECO ratepayers.

•
In October 2009, the ICC approved ComEd’s proposed AMI pilot program, with minor modifications, and recovery of substantially all program costs from customers. The one-year program was fully implemented in June 2010. The total anticipated cost of the pilot program is approximately $69 million. The AMI pilot program allows ComEd to study the costs and benefits related to automated metering and to develop the cost estimate of potential full system-wide implementation of AMI. In addition, the program allows customers the ability to manage energy use, improve energy efficiency and potentially lower energy bills.

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

•
On March 25, 2010, ComEd replaced its $952 million credit facility with a similar $1 billion unsecured revolving credit facility that extends to March 25, 2013. Although the covenants are largely the same as the prior facility, the new facility has higher borrowing costs, reflecting current market pricing. See Note 5 of the Combined Notes to Consolidated Financial Statements for further information regarding those costs. Exelon’s, Generation’s, and PECO’s credit facilities largely extend through October 2012. These credit facilities currently provide sufficient liquidity to each of the Registrants. Upon maturity of these credit facilities, Exelon, Generation and PECO may not be able to renew or replace these existing facilities at current terms or commitment levels from banks. Consequently, Exelon, Generation, and PECO may face increased costs for liquidity needs in 2011 and may choose to establish alternative liquidity sources as appropriate.

Regulatory Matters
•
On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its net annual revenue requirement for electric distribution to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since the last rate filing in 2007. The requested increase also reflects increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The requested rate of return on common equity is 11.5%. The requested increase in electric distribution rates would increase the average residential customer’s monthly electric bill by approximately 7%. In addition, ComEd is requesting future recovery of certain amounts that were previously recorded as expense. If that request is approved, ComEd would reverse the previously expensed costs and establish regulatory assets with amortization over the period during which rate recovery is allowed. As a result, ComEd would recognize a one-time benefit of up to $39 million (pre-tax) to reverse the prior charges. The requested increase also includes $22 million for increased uncollectible accounts expense. If the rate request is approved, the threshold for determining over/under recoveries under ComEd’s uncollectible accounts tariff would be increased by $22 million. The new electric distribution rates would take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve.

During the third quarter of 2010, ComEd expects to file an alternative regulation pilot proposal with the ICC to recover the costs of smart grid and other projects outside of the traditional rate case process. The two-year proposal is expected to include a flow-through mechanism to recover the carrying costs associated with $130 million in capital investments and $65 million in incremental operating and maintenance expense, as incurred. The unrecovered portion of the capital investments would be included in ComEd’s rate base in its next delivery services rate filing. The ICC proceedings relating to the alternative regulation pilot proposal will occur over a period of up to nine months after filing.
•
In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with the legislation, with minor modifications. As a result of the ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense in the first quarter of 2010 for the cumulative under-collections in 2008 and 2009. Recovery of the regulatory asset associated with 2008 and 2009 activities will take place over an approximate 14-month time frame which began in April 2010. The recovery or refund of the difference in the uncollectible accounts expense applicable to the years starting with January 1, 2010, will take place over a 12-month time frame beginning in June of the following year. In addition, ComEd recorded a one-time charge of $10 million to operating and maintenance expense in the first quarter of 2010 for a contribution to the Supplemental Low-Income Energy Assistance Fund as required by the legislation. The fund is used to assist low-income residential customers.

•
On March 31, 2010, PECO filed separate petitions before the PAPUC for increases of $316 million and $44 million to its annual service revenue requirement for electric and natural gas delivery, respectively, to fund critical infrastructure improvement projects to meet customer demand and ensure the safe and reliable delivery of electricity and natural gas. The requested rate of return on common equity under the electric and natural gas delivery rate cases is 11.75%. The requested increase in delivery rates charged to customers for electric and natural gas as a result of the rate cases is 6.94% and 5.28%, respectively. The new electric and gas delivery rates would take effect no later than January 1, 2011. The results of the rate cases are expected to be known in the fourth quarter of 2010. PECO cannot predict how much of the requested increases the PAPUC may approve.

•
In accordance with the DSP Program, PECO has completed three competitive procurements for electric supply for default electric service customers commencing January 2011. PECO plans to conduct one additional competitive procurement in 2010. As of June 30, 2010, PECO has procured approximately 72% of the total estimated electric supply needed to serve the residential customer class in 2011. The results of these procurements indicate a price decrease for electric supply of approximately 1.8%, on average, below current prices for residential customers. The actual price change will not be known until all the scheduled procurements have been completed.

Environmental Matters
•
On July 6, 2010, the U.S. EPA published the proposed CATR as the replacement to the CAIR that had been remanded by the U.S. District Court for the District of Columbia in 2008 due to a number of legal deficiencies. The proposed CATR is the first of a number of significant regulations that the U.S. EPA expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. The air and waste regulations will have a disproportionate adverse impact on fossil-fuel power plants, requiring significant expenditures of capital and variable operating and maintenance expense, and will likely result in the retirement of older, marginal facilities. Due to its low carbon generation portfolio, Exelon will not be as significantly impacted by these regulations, which would, therefore, result in a comparative advantage for Exelon relative to electric generators that are more reliant on fossil-fuel plants. Upon preliminary review, it is expected that implementation of the proposed CATR regulations would tend to have a long-term positive impact on both capacity and energy prices, which would result in a net benefit to Exelon’s results of operations and cash flows.

Beginning with the CATR, the air requirements are expected to be implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as HAPs (e.g., acid gases, mercury and other heavy metals). Under the proposal, the first phase of the NOx and SO2 emissions reductions under the CATR would commence in 2012, with further reductions of SO2 emissions proposed to become effective in 2014. Established emissions limits will be further reduced as the U.S. EPA finalizes more restrictive NAAQS for ozone and fine particulate matter in the 2010 — 2011 timeframe. Finally, the most restrictive requirements will be imposed by finalization of a new HAP standard for electric generating units, which the U.S. EPA is required to complete by November 2011 pursuant to a Consent Decree settling litigation under the former CAMR. The HAP standard is technology based and will require the installation of the maximum achievable control technology (MACT) by November 2014. The cumulative impact of these regulations could be to require power plant operators to install wet flue gas desulfurization technology for SO2 and selective catalytic reduction technology for NOx.
As proposed, the CATR establishes an aggressive, streamlined process that could result in significant capital expenditures for NOx and SO2 pollution control equipment for plant operators as early as 2014 -2015. Given its low carbon generation portfolio, Exelon does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements.
The proposed CATR regulations also would limit the use of allowance trading to achieve compliance, and restrict entirely the use of pre-2012 allowances. Existing SO2 allowances under the Title IV Acid Rain Program (ARP) would remain available for use under that Program. Exelon is evaluating the impact the proposed CATR regulations may have on the market value of its ARP SO2 allowances and its net investment in long-term direct financing leases of coal-fired plants in Georgia and Texas. See Note 12 of the Combined Notes to Consolidated Financial Statements for further detail related to the possible impact on Exelon’s results of operations and financial position.
Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion waste (CCW) would be regulated for the first time under the Federal Resource Conservation and Recovery Act. The U.S. EPA is considering several options, including classification of CCW either as a hazardous or non-hazardous waste. Under either option, the U.S. EPA’s intention is the elimination of surface impoundments as a waste treatment process. For impacted plants, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. Exelon does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements and operating costs.
Pursuant to an April 1, 2009 U.S. Supreme Court ruling, the U.S. EPA is also preparing a proposed rule regulating cooling water intake structures under Section 316(b) of the Clean Water Act, and could require some, or all, facilities with once-through cooling systems to be retrofitted with cooling towers. If Exelon is required to install cooling towers at all of its facilities with once-through cooling systems, the impact to capital and variable operating and maintenance expenditures could be material.

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
Health Care Reform Legislation
•
In March 2010, the Health Care Reform Acts were signed into law. A number of provisions in the Health Care Reform Acts impact retiree health care plans provided by employers. One such provision reduces the deductibility, for Federal income tax purposes, of retiree health care costs to the extent an employer’s postretirement health care plan receives Federal subsidies that provide retiree prescription drug benefits at least equivalent to Medicare prescription drug benefits. Although this change does not take effect immediately, the Registrants are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, Exelon recorded total after-tax charges of approximately $65 million to income tax expense to reverse deferred tax assets previously established. Of this total, Generation, ComEd and PECO recorded charges of $24 million, $11 million and $9 million, respectively. The reduction of these income tax deductions is also estimated to increase Exelon’s total annual income tax expense by approximately $10 million to $15 million. Of this total, Generation’s, ComEd’s and PECO’s annual income tax expense is estimated to increase $5 million to $8 million, $3 million to $4 million and $1 million to $2 million, respectively.

Additionally, the Health Care Reform Acts contain other provisions that will impact Exelon’s obligation for retiree medical benefits. In particular, the Health Care Reform Acts include a provision that imposes an excise tax on certain high-cost plans beginning in 2018, whereby premiums paid over a prescribed threshold will be taxed at a 40% rate. Exelon does not currently believe the excise tax or other provisions of the Health Care Reform Acts will materially increase its postretirement benefit obligation. Accordingly, a re-measurement of Exelon’s postretirement benefit obligation is not required at this time. However, Exelon will continue to monitor and assess the impact of the Health Care Reform Acts, including any clarifying regulations issued to address how the provisions are to be implemented, on its future results of operations, cash flows or financial position. Exelon will reflect its best estimate of the expected impacts in its annual actuarial measurement at December 31, 2010, which could result in increased postretirement benefit costs in future years. Exelon may consider plan structure changes in future periods to respond to the provisions of the Health Care Reform Acts and optimally manage its employee benefit costs, subject to collective bargaining agreements, where applicable.

Financial Reform Legislation
•
The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law on July 21, 2010. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. In addition, the legislation provides an exemption from mandatory clearing requirements for transactions that are used to hedge commercial risk like those utilized by Generation. At the same time, the legislation includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements for transactions, including those that are used to hedge commercial risk. However, during drafting of the legislation, members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize transactions to hedge commercial risk. Final rules on major provisions in the legislation, like new margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment. Generation currently has unsecured credit with various counterparties available for over-the-counter derivative transactions that could require Generation, or its counterparties, to post additional collateral if they are deemed subject to higher margin requirements. The Registrants are currently unable to assess the impact of the financial reform legislation.

Competitive Markets
•
Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2010 and 2011. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation currently hedges commodity risk on a ratable basis over the three years leading to the spot market. As of June 30, 2010, the percentage of expected generation hedged was 96%-99%, 86%-89% and 57%-60% for 2010, 2011 and 2012, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate this price risk in subsequent years as well. PECO has transferred substantially all of its commodity price risk related to its procurement of electricity to Generation through a PPA that expires on December 31, 2010. Since PECO entered into its PPA with Generation, market prices for energy have generally been higher than the generation rates PECO has paid for purchased power, which represents the rates paid by PECO customers. Generation’s margins on its other sales have therefore generally been higher. The expiration of the PPA with PECO at the end of 2010 will likely result in increases in margins earned by Generation beginning in 2011 for the portion of Generation’s electricity portfolio previously sold to PECO under the PPA. While Generation’s three-year ratable hedging program considers the expiration of the PPA the ultimate impact of entering into new power supply contracts will depend on a number of factors, including future wholesale market prices, capacity markets, energy demand and the effects of any new applicable Pennsylvania laws and or rules and regulations promulgated by the PAPUC. Both PECO and ComEd mitigate exposure to commodity price risk through the recovery of procurement costs from retail customers.

•
Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2010 through 2014 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures.

Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2009 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At June 30, 2010, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2009.
New Accounting Pronouncements
See Note 2 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.
Results of Operations
Net Income (Loss) by Registrant

	Three Months Ended		Favorable	Six Months Ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2010	2009	Variance	2010	2009	Variance

Generation	$382	$512	$(130)	$943	$1,041	$(98)
ComEd	9	116	(107)	125	230	(105)
PECO	75	71	4	176	183	(7)
Other (a)	(21)	(42)	21	(50)	(85)	35

Exelon	$445	$657	$(212)	$1,194	$1,369	$(175)

(a)	Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investment activities.
Results of Operations — Generation

	Three Months Ended		Favorable	Six Months Ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2010	2009	Variance	2010	2009	Variance
Operating revenues	$2,353	$2,378	$(25)	$4,773	$4,979	$(206)
Purchased power and fuel expense	899	891	(8)	1,497	1,575	78

Revenue net of purchased power and fuel expense (a)	1,454	1,487	(33)	3,276	3,404	(128)
Other operating expenses
Operating and maintenance	691	689	(2)	1,432	1,617	185
Depreciation and amortization	115	72	(43)	223	149	(74)
Taxes other than income	61	50	(11)	118	100	(18)

Total other operating expenses	867	811	(56)	1,773	1,866	93

Operating income	587	676	(89)	1,503	1,538	(35)

	Three Months Ended		Favorable	Six Months Ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2010	2009	Variance	2010	2009	Variance

Other income and deductions
Interest expense	(37)	(24)	(13)	(72)	(52)	(20)
Equity in losses of investments	—	—	—	—	(1)	1
Other, net	(133)	215	(348)	(54)	133	(187)

Total other income and deductions	(170)	191	(361)	(126)	80	(206)

Income before income taxes	417	867	(450)	1,377	1,618	(241)
Income taxes	35	355	320	434	577	143

Net income	$382	$512	$(130)	$943	$1,041	$(98)

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

Net Income
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. Generation’s net income decreased primarily due to unfavorable NDT fund performance and lower operating revenues, net of purchased power and fuel expense; partially offset by lower costs associated with the Illinois Settlement Legislation. Lower operating revenues, net of purchased power and fuel expense, were largely due to unfavorable portfolio and market conditions, partially offset by decreased mark-to-market losses on economic hedging activities.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. Generation’s net income decreased primarily due to unfavorable NDT fund performance and lower operating revenues, net of purchased power and fuel expense; partially offset by lower operating and maintenance expense and lower costs associated with the Illinois Settlement Legislation. Lower operating revenues, net of purchased power and fuel expense, were largely due to unfavorable portfolio and market conditions and decreased nuclear output as a result of more planned refueling outage days in 2010; partially offset by increased mark-to-market gains on economic hedging and proprietary trading activities. Lower operating and maintenance expense primarily reflected the impacts of the impairment of certain generating assets in 2009, partially offset by increased nuclear refueling outage costs associated with the higher number of refueling outage days in 2010.
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

For the three and six months ended June 30, 2010 and 2009, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended
	June 30,
	2010	2009	Variance	% Change
Mid-Atlantic (a) (b)	$583	$682	$(99)	-14.5%
Midwest (b)	1,016	1,017	(1)	-0.1%
South	(43)	(25)	(18)	-72.0%

Total electric revenue net of purchased power and fuel expense	$1,556	$1,674	$(118)	-7.0%

Trading portfolio	19	3	16	533.3%
Mark-to-market losses	(124)	(173)	49	28.3%
Other (c)	3	(17)	20	117.6%

Total revenue net of purchased power and fuel expense	$1,454	$1,487	$(33)	-2.2%

	Six Months Ended
	June 30,
	2010	2009	Variance	% Change
Mid-Atlantic (a) (b)	$1,197	$1,377	$(180)	-13.1%
Midwest (b)	2,010	2,090	(80)	-3.8%
South	(91)	(58)	(33)	-56.9%

Total electric revenue net of purchased power and fuel expense	$3,116	$3,409	$(293)	-8.6%

Trading portfolio	25	3	22	733.3%
Mark-to-market gains	109	12	97	808.3%
Other (c)	26	(20)	46	230.0%

Total revenue net of purchased power and fuel expense	$3,276	$3,404	$(128)	-3.8%

(a)	Included in the Mid-Atlantic are the results of generation in New England.

(b)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.

(c)	Includes retail gas activities and other operating revenues, which includes amounts paid related to the Illinois Settlement Legislation and decommissioning revenues from PECO.
Generation’s supply sources by region are summarized below:

	Three Months Ended
	June 30,
Supply source (GWh)	2010	2009	Variance	% Change
Nuclear generation
Mid-Atlantic (a)	11,691	12,276	(585)	-4.8%
Midwest	23,344	22,719	625	2.8%

Fossil and hydro generation
Mid-Atlantic (b)	2,175	2,279	(104)	-4.6%
Midwest	7	3	4	133.3%
South	310	419	(109)	-26.0%

Purchased power (c)
Mid-Atlantic	414	372	42	11.3%
Midwest	1,568	1,673	(105)	-6.3%
South	2,695	3,231	(536)	-16.6%

Total supply by region
Mid-Atlantic	14,280	14,927	(647)	-4.3%
Midwest	24,919	24,395	524	2.1%
South	3,005	3,650	(645)	-17.7%

Total supply	42,204	42,972	(768)	-1.8%

	Six Months Ended
	June 30,
Supply source (GWh)	2010	2009	Variance	% Change
Nuclear generation
Mid-Atlantic (a)	23,467	24,380	(913)	-3.7%
Midwest	45,677	45,997	(320)	-0.7%

Fossil and hydro generation
Mid-Atlantic (b)	4,739	4,908	(169)	-3.4%
Midwest	7	4	3	75.0%
South	429	554	(125)	-22.6%

Purchased power (c)
Mid-Atlantic	877	873	4	0.5%
Midwest	3,482	3,825	(343)	-9.0%
South	5,396	6,655	(1,259)	-18.9%

Total supply by region
Mid-Atlantic	29,083	30,161	(1,078)	-3.6%
Midwest	49,166	49,826	(660)	-1.3%
South	5,825	7,209	(1,384)	-19.2%

Total supply	84,074	87,196	(3,122)	-3.6%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem Generating Station (Salem), which is operated by PSEG Nuclear, LLC

(b)	Includes generation in New England.

(c)
Includes non-PPA purchases of 1,411 GWh and 680 GWh for the three months ended June 30, 2010 and 2009, respectively, and 2,220 GWh and 1,488 GWh for the six months ended June 30, 2010 and 2009, respectively.

Generation’s sales are summarized below:

	Three Months Ended
	June 30,
Sales (GWh) (a)	2010	2009	Variance	% Change
ComEd (b)	1,895	4,215	(2,320)	-55.0%
PECO	10,044	9,277	767	8.3%
Market and retail (c)	30,265	29,480	785	2.7%

Total electric sales	42,204	42,972	(768)	-1.8%

	Six Months Ended
	June 30,
Sales (GWh) (a)	2010	2009	Variance	% Change
ComEd (b)	5,323	9,752	(4,429)	-45.4%
PECO	20,272	19,500	772	4.0%
Market and retail (c)	58,479	57,944	535	0.9%

Total electric sales	84,074	87,196	(3,122)	-3.6%

(a)
Excludes trading volumes of 889 GWh and 2,003 GWh for the three months ended June 30, 2010 and 2009, respectively, and 1,808 GWh and 4,334 GWh for the six months ended June 30, 2010 and 2009, respectively.

(b)	Represents sales under the 2006 ComEd auction.

(c)	Includes sales under the ComEd RFP, settlements under the ComEd swap and sales of RECs to affiliates.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three and six months ended June 30, 2010 as compared to the same periods in 2009.

	Three Months Ended
	June 30,
$/MWh	2010	2009	% Change
Mid-Atlantic (a)	$40.83	$45.76	-10.8%
Midwest (a) (b)	$40.78	$41.73	-2.3%
South	$(14.31)	$(6.85)	-108.9%
Electric revenue net of purchased power and fuel expense per MWh (c)	$36.87	$38.96	-5.4%

	Six Months Ended
	June 30,
$/MWh	2010	2009	% Change
Mid-Atlantic (a)	$41.14	$45.65	-9.9%
Midwest (a) (b)	$40.88	$41.95	-2.6%
South	$(15.62)	$(8.04)	-94.3%
Electric revenue net of purchased power and fuel expense per MWh (c)	$37.06	$39.09	-5.2%

(a)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.

(b)
Includes sales to ComEd under its RFP of $49 million (1,570 GWh) and $7 million (209 GWh) and settlements of the ComEd swap of $87 million and $69 million for the three months ended June 30, 2010 and 2009, respectively. Includes sales to ComEd under its RFP of $136 million (4,143 GWh) and $65 million (1,107 GWh) and settlements of the ComEd swap of $150 million and $100 million for the six months ended June 30, 2010 and 2009, respectively.

(c)
Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three and six months ended June 30, 2010 and 2009 and excludes the mark-to-market impact of Generation’s economic hedging activities.

Mid-Atlantic
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The $99 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to unfavorable pricing related to Generation’s PPA with PECO. Additionally, decreased production from owned generation and increased sales to PECO resulted in less energy available for market and retail sales.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The $180 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to unfavorable pricing related to Generation’s PPA with PECO. Additionally, decreased production from owned generation and increased sales to PECO resulted in less energy available for market and retail sales.
Midwest
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The $1 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to decreased realized margins for the volumes previously sold under the 2006 ComEd auction contracts, increases in the price of nuclear fuel and unfavorable market conditions partially offset by higher volumes available for market and retail sales due to higher nuclear generation.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The $80 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to decreased realized margins for the volumes previously sold under the 2006 ComEd auction contracts, increases in the price of nuclear fuel and unfavorable market conditions.
South
In the South, there are certain long-term purchase power agreements that have fixed capacity payments based on unit availability. The extent to which these fixed payments are recovered is dependent on market conditions.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The decrease in revenue net of purchased power and fuel expense in the South of $18 million was due to lower realized margins due to outage activity and unfavorable market conditions.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The decrease in revenue net of purchased power and fuel expense in the South of $33 million was due to lower realized margins due to outage activity and unfavorable market conditions.
Trading Portfolio
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The three months ended June 30, 2010 include revenue recorded from certain long options in the proprietary trading portfolio.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The six months ended June 30, 2010 include revenue recorded from certain long options in the proprietary trading portfolio.
Mark-to-market
Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. Mark-to-market losses on power hedging activities were $150 million for the three months ended June 30, 2010, including the impact of the changes in ineffectiveness, compared to losses of $160 million for the three months ended June 30, 2009. Mark-to-market gains on fuel hedging activities were $26 million for the three months ended June 30, 2010 compared to losses of $13 million for the three months ended June 30, 2009. See Notes 4 and 6 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. Mark-to-market gains on power hedging activities were $35 million for the six months ended June 30, 2010, including the impact of the changes in ineffectiveness, compared to gains of $40 million for the six months ended June 30, 2009. Mark-to-market gains on fuel hedging activities were $74 million for the six months ended June 30, 2010 compared to losses of $28 million for the six months ended June 30, 2009. See Notes 4 and 6 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.
Other
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The increase in other revenues was primarily due to $23 million in reduced customer credits issued to ComEd and Ameren associated with the Illinois Settlement Legislation further described in Note 3 of the Combined Notes to Consolidated Financial Statements.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The increase in other revenues was primarily due to $54 million in reduced customer credits issued to ComEd and Ameren associated with the Illinois Settlement Legislation further described in Note 3 of the Combined Notes to Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Nuclear fleet capacity factor(a)	94.8%	93.9%	93.6%	95.0%
Nuclear fleet production cost per MWh(a)	$16.61	$15.52	$17.73	$15.75

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The nuclear fleet capacity factor increased primarily due to fewer refueling outage days, excluding Salem outages, during the three months ended June 30, 2010 compared to the same period in 2009. For the three months ended June 30, 2010 and 2009, refueling outage days totaled 44 and 57, respectively. The decrease in refueling outage days is primarily due to the timing of refueling outage activities performed in 2010 compared to 2009. Higher nuclear fuel costs resulted in higher production cost per MWh for the three months ended June 30, 2010 as compared to the same period in 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The nuclear fleet capacity factor decreased primarily due to more refueling outage days, excluding Salem outages, during the six months ended June 30, 2010 compared to the same period in 2009. For the six months ended June 30, 2010 and 2009, refueling outage days totaled 145 and 91, respectively. The increase in refueling outage days is primarily due to the increase in the number of refueling outages performed in 2010 compared to 2009. Additionally, the 2009 refueling outage at Three Mile Island Generating Station extended 23 days into 2010. A lower number of net MWhs generated, higher operating and maintenance costs associated with the higher number of refueling outages and higher nuclear fuel costs resulted in higher production cost per MWh for the six months ended June 30, 2010 as compared to the same period in 2009.
Operating and Maintenance Expense
The changes in operating and maintenance expense for the three and six months ended June 30, 2010 compared to the same period in 2009, consisted of the following:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	Increase	Increase
	(Decrease)	(Decrease)

Impairment of certain generating assets (a)	$—	$(223)
Labor, other benefits, contracting and materials (b)	(3)	(20)
Severance (c)	(15)	(15)
Nuclear refueling outage costs, including the co-owned Salem plant (d)	4	61
Pension and non-pension postretirement benefits expense	5	14
Other	11	(2)

Increase (decrease) in operating and maintenance expense	$2	$(185)

(a)	See Note 4 of the 2009 Form 10-K for further information.

(b)	Primarily reflects the impact of Exelon’s cost saving program that began in 2009.

(c)	Incurred in 2009.

(d)	Reflects the impact of increased planned refueling outages in 2010.
Depreciation and Amortization
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The increase in depreciation and amortization expense was primarily due to the change in the estimated useful lives associated with the plant shutdowns announced in December 2009. The change in estimated useful lives further described in Note 8 of the Combined Notes to Consolidated Financial Statements resulted in an increase of $20 million for the three months ended June 30, 2010 compared to the same period in 2009. Additionally, Generation completed a depreciation rate study during the first quarter of 2010, which resulted in a change in depreciation rate. The change in depreciation rate resulted in an increase of $5 million for the three months ended June 30, 2010 compared to the same period in 2009. The remaining increase in depreciation expense primarily reflected higher plant balances due to capital additions and upgrades to existing facilities.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The increase in depreciation and amortization expense was primarily due to the change in the estimated useful lives associated with the plant shutdowns announced in December 2009. The change in estimated useful lives further described in Note 8 of the Combined Notes to Consolidated Financial Statements resulted in an increase of $35 million for the six months ended June 30, 2010 compared to the same period in 2009. The change in depreciation rate from the study discussed above, resulted in an increase of $10 million for the six months ended June 30, 2010 compared to the same period in 2009. The remaining increase in depreciation expense primarily reflected higher plant balances due to capital additions and upgrades to existing facilities.
Taxes Other Than Income
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in taxes other than income was primarily due to increased property taxes related to Generation’s nuclear facilities.
Interest Expense
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The increase in interest expense was primarily due to a net increase in long-term debt outstanding as a result of issuances in 2009, further described in Note 9 of the 2009 Form 10-K. The increase in long-term debt resulted in higher interest expense of approximately $10 million for the three months ended June 30, 2010 compared to the same period in 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The increase in interest expense was primarily due to a net increase in long-term debt outstanding as a result of issuances in 2009, further described in Note 9 of the 2009 Form 10-K. The increase in long-term debt resulted in higher interest expense of approximately $19 million for the six months ended June 30, 2010 compared to the same period in 2009.
Other, Net
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The decrease in other, net primarily reflects the change in unrealized activity related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. The decrease in other, net also reflects $54 million of expense in 2010 compared to $87 million of income in 2009 related to the contractual elimination of income tax benefits in 2010 and income tax expense in 2009 associated with the NDT funds of the Regulatory Agreement Units.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. The decrease in other, net primarily reflects the change in unrealized activity related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. The decrease in other, net also reflects $22 million of expense in 2010 compared to $52 million of income in 2009 related to the contractual elimination of income tax benefits in 2010 and income tax expense in 2009 associated with the NDT funds of the Regulatory Agreement Units.
The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in other, net for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net unrealized gains (losses) on decommissioning trust funds	$(94)	$115	$(59)	$51
Net realized losses on sale of decommissioning trust funds	$—	$(3)	$—	$(7)
Effective Income Tax Rate
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The effective income tax rate was 8.4% and 31.5% for the three and six months ended June 30, 2010, respectively, compared to 40.9% and 35.7% for the same periods during 2009. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

Results of Operations — ComEd

	Three Months		Favorable	Six Months		Favorable
	Ended June 30,		(Unfavorable)	Ended June 30,		(Unfavorable)
	2010	2009	Variance	2010	2009	Variance
Operating revenues	$1,499	$1,389	$110	$2,914	$2,942	$(28)
Purchased power expense	771	715	(56)	1,524	1,598	74

Revenue net of purchased power expense (a)	728	674	54	1,390	1,344	46

Other operating expenses
Operating and maintenance	276	270	(6)	435	522	87
Operating and maintenance for regulatory required programs	21	14	(7)	40	25	(15)
Depreciation and amortization	131	124	(7)	261	246	(15)
Taxes other than income	44	57	13	107	136	29

Total other operating expenses	472	465	(7)	843	929	86

Operating income	256	209	47	547	415	132

Other income and deductions
Interest expense, net	(134)	(75)	(59)	(218)	(159)	(59)
Other, net	8	55	(47)	11	87	(76)

Total other income and deductions	(126)	(20)	(106)	(207)	(72)	(135)

Income before income taxes	130	189	(59)	340	343	(3)
Income taxes	121	73	(48)	215	113	(102)

Net income	$9	$116	$(107)	$125	$230	$(105)

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

Net income
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.  ComEd’s net income for the three months ended June 30, 2010 was lower than the same period in 2009 due principally, to the remeasurement of uncertain income tax positions in 2009 and 2010 related to the 1999 sale of ComEd’s fossil generating assets. These remeasurements resulted in increased interest expense and income tax expense recorded in the second quarter of 2010 and increased interest income recorded in the second quarter of 2009. ComEd’s operating and maintenance expense remained relatively consistent, reflecting severance expense recorded in the second quarter of 2009 associated with the 2009 restructuring plan and higher incremental storm costs. These reductions to net income were partially offset by higher revenues due to favorable weather and lower taxes other than income taxes, reflecting the accrual of estimated future refunds recorded in the second quarter of 2010 of the Illinois utility distribution tax for the 2008 and 2009 tax years.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.    ComEd’s net income for the six months ended June 30, 2010 was lower than the same period in 2009 due principally, to the remeasurement of uncertain income tax positions in 2009 and 2010 related to the 1999 sale of ComEd’s fossil generating assets. These remeasurements resulted in increased interest expense and income tax expense recorded in the second quarter of 2010, and increased interest income recorded in the second quarter of 2009. Net income was also reduced by higher incremental storm costs, the first quarter 2009 impact of benefits associated with an Illinois Supreme Court decision granting Illinois Investment Tax Credits to ComEd which were reversed in the third quarter of 2009, and the first quarter 2010 impact of Federal health care legislation signed into law in March 2010. These reductions to net income were partially offset by the reversal of 2008 and 2009 under-collection of annual uncollectible accounts expense due to the February 2010 approval by the ICC of ComEd’s uncollectible accounts expense rider mechanism, lower taxes other than income taxes, reflecting the accrual of estimated future refunds recorded in the second quarter of 2010 of the Illinois utility distribution tax for the 2008 and 2009 tax years, and higher revenue net of purchased power expense due to favorable weather.

Operating revenues and purchased power expense
There are certain drivers to revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenue net of purchased power expense. See Note 3 of the Combined Notes to the Consolidated Financial Statements and Note 2 of the 2009 Form 10-K for additional information on ComEd’s electricity procurement process.
Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity.
Details of ComEd’s retail customers purchasing electricity from competitive electric generation suppliers for the three and six months ended June 30, 2010 and 2009, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of customers at period end	57,209	48,900	57,209	48,900
Percentage of total retail customers	2%	1%	2%	1%
Volume (GWh)	11,526	10,851	22,707	21,965
Percentage of total retail deliveries	54%	53%	52%	51%
The changes in ComEd’s electric revenue net of purchased power expense for the three and six months ended June 30, 2010 compared to the same period in 2009 consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	Increase (Decrease)	Increase (Decrease)

Uncollectible accounts recovery	$17	$17
Energy efficiency and demand response programs and other programs	7	15
Weather — delivery	16	11
Volume — delivery	6	5
Other	8	(2)

Total increase (decrease)	$54	$46

Uncollectible Accounts Recovery
In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. Recovery began in April 2010, and during the three and six months ended June 30 2010, ComEd recognized recovery of $17 million associated with this rider mechanism. These amounts were offset by an equal amount of amortization of regulatory assets reflected in operating and maintenance expense.

Energy efficiency and demand response programs
As a result of the Illinois Settlement Legislation, utilities are required to provide energy efficiency and demand response programs and other programs, and are allowed recovery of the costs of these programs from customers on a full and current basis through a reconcilable automatic adjustment clause. During the three and six months ended June 30, 2010, ComEd recognized $21 million and $40 million of revenue associated with these programs, respectively. During the three and six months ended June 30, 2009, ComEd recognized $14 million and $25 million of revenue associated with these programs, respectively. These amounts were offset by equal amounts in operating and maintenance expense for regulatory required programs.
Weather—delivery
Revenues net of purchased power expense were higher in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to favorable weather conditions. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory. The changes in heating and cooling degree days in ComEd’s service territory for the three and six months ended June 30, 2010 and 2009, consisted of the following:

				% Change
Heating and Cooling Degree-Days	2010	2009	Normal	From 2009	From Normal
Three Months Ended June 30,
Heating Degree-Days	519	768	766	(32.4)%	(32.2)%
Cooling Degree-Days	312	177	224	76.3%	39.3%

Six Months Ended June 30,
Heating Degree-Days	3,629	4,088	3,974	(11.2)%	(8.7)%
Cooling Degree-Days	312	177	224	76.3%	39.3%
Volume – delivery
Revenues net of purchased power expense increased as a result of higher delivery volume, exclusive of the effects of weather, reflecting increased customer growth and increased average usage per customer for the three and six months ended June 30, 2010, compared to the same periods in 2009.
Other
Three and Six Months Ended June 30, 2010, Compared to Three and Six Months Ended June 30, 2009. Other revenues were higher during the three months ended June 30, 2010 compared to the same period in 2009 and lower during the six months ended June 30, 2010 compared to the same period in 2009. Other revenues include transmission revenues, late payment charges, rental revenues, mutual assistance and recoveries of environmental remediation costs associated with MGP sites.

Operating and Maintenance Expense
The changes in operating and maintenance expense for the three and six months ended June 30, 2010 compared to the same period in 2009, consisted of the following:

	Three Months	Six Months
	Ended June 30	Ended June 30
	Increase	Increase
	(Decrease)	(Decrease)

Changes in under-recovered uncollectible accounts (a)	$34	$21
Incremental storm-related costs	14	12
Wages and salaries	(2)	(9)
Corporate allocations	(5)	(9)
Uncollectible account expense (b)	(19)	(9)
Contracting	—	(12)
2009 restructuring plan severance charges	(18)	(18)
2010 ICC Order (c)	—	(60)
Other	2	(3)

Increase (Decrease) in operating and maintenance expense	$6	$(87)

(a)
ComEd recovered $17 million of operating revenues in the three and six months ended June 30, 2010 through its uncollectible accounts expense rider mechanism. An equal amount of amortization of regulatory assets was recorded in operating and maintenance expense. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information.

(b)	Uncollectible accounts expense decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of ComEd’s increased collection activities.

(c)
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
Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to higher plant balances.
Taxes Other Than Income
Taxes other than income taxes decreased during the three and six months ended June 30, 2010 compared to the same periods in 2009 reflecting the accrual of estimated future refunds of Illinois utility distribution tax recorded in the second quarter of 2010 for the 2008 and 2009 tax years. Historically, ComEd has recorded refunds of the Illinois utility distribution tax when received. ComEd believes it now has sufficient, reliable evidence to record and support an estimated receivable associated with the anticipated refund for the 2008 and 2009 tax years.
Interest Expense, Net
Interest expense increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to $59 million of interest expense associated with the remeasurement of uncertain income tax positions related to the 1999 sale of ComEd’s fossil generating assets recorded in the second quarter of 2010. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.
Other, Net
Other, net decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to $29 million of interest income recorded in the first quarter of 2009 associated with the 2009 Illinois Supreme Court ruling concerning ComEd’s claim for refunds for Illinois investment tax credits, which was reversed in the third quarter of 2009. In addition, $60 million of interest income was recorded in the second quarter of 2009 for uncertain income tax positions related to the 1999 sale of ComEd’s fossil generating assets. These decreases were partially offset by an other-than-temporary impairment of $7 million recorded to ComEd’s investment held in Rabbi trusts during the second quarter of 2009. See Note 10 of the 2009 Form 10-K for additional information.

Effective Income Tax Rate
The effective income tax rate was 93.1% for the three months ended June 30, 2010 compared to 38.6% for the same period during 2009. The effective income tax rate was 63.2% for the six months ended June 30, 2010 compared to 32.9% for the same period during 2009. The increase in the effective income tax rate is primarily due to the remeasurement of uncertain income tax positions recorded in 2009 and 2010 related to the 1999 sale of ComEd’s fossil generating assets. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
ComEd Electric Operating Statistics and Revenue Detail

	Three Months			Weather-	Six Months			Weather-
	Ended June 30,		%	Normal %	Ended June 30,		%	Normal %
Retail Deliveries to customers (in GWhs)	2010	2009	Change	Change	2010	2009	Change	Change

Retail Delivery and Sales (a)
Residential	6,474	6,032	7.3%	1.6%	13,417	13,095	2.5%	0.8%
Small commercial & industrial	7,935	7,739	2.5%	(0.1)%	15,864	15,889	(0.2)%	(0.9)%
Large commercial & industrial	6,825	6,468	5.5%	4.3%	13,488	13,242	1.9%	1.6%
Public authorities & electric railroads	277	275	0.7%	1.0%	645	621	3.9%	5.5%

Total Retail	21,511	20,514	4.9%	1.8%	43,414	42,847	1.3%	0.5%

	As of June 30,
Number of Electric Customers	2010	2009
Residential	3,432,466	3,423,387
Small commercial & industrial	361,326	358,897
Large commercial & industrial	1,982	2,033
Public authorities & electric railroads	5,072	5,034

Total	3,800,846	3,789,351

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
Electric Revenue	2010	2009	Change	2010	2009	Change

Retail Delivery and Sales (a)
Residential	$829	$731	13.4%	$1,606	$1,577	1.8%
Small commercial & industrial	415	411	1.0%	804	860	(6.5)%
Large commercial & industrial	100	93	7.5%	197	192	2.6%
Public authorities & electric railroads	16	14	14.3%	33	29	13.8%

Total Retail	1,360	1,249	8.9%	2,640	2,658	(0.7)%

Other Revenue (b)	139	140	(0.7)%	274	284	(3.5)%

Total Electric Revenues	$1,499	$1,389	7.9%	$2,914	$2,942	(1.0)%

(a)
Reflects delivery volumes and revenues from customers purchasing electricity directly from ComEd and customers electing to receive electric generation services from a competitive electric generation supplier. All customers are assessed charges for delivery. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy.

(b)
Other revenue primarily includes transmission revenue from PJM. Other items include late payment charges, rental revenue, mutual assistance program revenues and recoveries of environmental remediation costs associated with MGP sites.

Results of Operations — PECO

	Three Months		Favorable	Six Months		Favorable
	Ended June 30,		(Unfavorable)	Ended June 30,		(Unfavorable)
	2010	2009	Variance	2010	2009	Variance
Operating revenues	$1,269	$1,204	$65	$2,724	$2,718	$6
Purchased power and fuel	579	602	23	1,314	1,437	123

Revenue net of purchased power and fuel (a)	690	602	88	1,410	1,281	129

Other operating expenses
Operating and maintenance	150	149	(1)	331	327	(4)
Operating and maintenance for regulatory required programs	13	—	(13)	21	—	(21)
Depreciation and amortization	268	230	(38)	533	455	(78)
Taxes other than income	77	69	(8)	150	135	(15)

Total other operating expenses	508	448	(60)	1,035	917	(118)

Operating income	182	154	28	375	364	11

Other income and deductions
Interest expense, net	(77)	(49)	(28)	(122)	(99)	(23)
Loss in equity method investments	—	(6)	6	—	(12)	12
Other, net	(1)	3	(4)	4	6	(2)

Total other income and deductions	(78)	(52)	(26)	(118)	(105)	(13)

Income before income taxes	104	102	2	257	259	(2)
Income taxes	29	31	2	81	76	(5)

Net income	75	71	4	176	183	(7)
Preferred security dividends	1	1	—	2	2	—

Net income on common stock	$74	$70	$4	$174	$181	$(7)

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

Net Income
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. PECO’s net income increased due to increased electric revenues net of purchased power expense, which was partially offset by increased operating expenses and interest expense. The increase in electric revenues net of purchased power expense reflected increased CTC recoveries and favorable weather conditions. PECO’s operating expenses increased as a result of higher scheduled CTC amortization expense and higher storm related costs, which were partially offset by decreased allowance for uncollectible accounts expense. The increase in interest expense was due to additional expense recorded related to a change in the measurement of uncertain tax positions in accordance with accounting guidance. For additional information, see Note 9 of the Combined Notes to the Consolidated Financial Statements.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. PECO’s net income decreased due to increased operating expenses and interest expense, which was partially offset by increased electric revenues net of purchased power expense. PECO’s operating expenses increased as a result of higher scheduled CTC amortization expense and higher storm related costs, which were partially offset by decreased allowance for uncollectible accounts expense. The increase in interest expense was due to additional expense recorded related to a change in the measurement of uncertain tax positions in accordance with accounting guidance. For additional information, see Note 9 of the Combined Notes to the Consolidated Financial Statements. The increase in electric revenues net of purchased power expense reflected increased CTC recoveries and favorable weather conditions.

Operating Revenues, Purchased Power and Fuel Expense
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. There are certain drivers to operating revenue that are offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and customer choice programs. Gas revenues and fuel expense are affected by fluctuations in natural gas procurement costs. PECO’s purchased natural gas cost rates charged to customers are subject to quarterly adjustments designed to recover or refund the difference between the actual cost of purchased natural gas and the amount included in rates in accordance with the PAPUC’s PGC. Therefore, fluctuations in natural gas procurement costs have no impact on gas revenue net of fuel expense. The average purchased gas cost rate per mmcf was $8.07 and $8.34 for the three months ended June 30, 2010 and 2009, respectively, and $8.01 and $9.40 for the six months ended June 30, 2010 and 2009, respectively. PECO’s electric generation rates charged to customers are capped until December 31, 2010 in accordance with the 1998 Restructuring Settlement. Under PECO’s full requirements PPA with Generation, purchased power costs are based on the energy component of the rates charged to customers. Electric revenues and purchased power expense fluctuate in relation to customer class usage as each customer class is charged a different capped electric generation rate; however, there is no impact on electric revenue net of purchased power expense.
Electric revenues and purchased power expense are also affected by fluctuations in customer participation in the customer choice program. All PECO customers have the choice to purchase energy from a competitive electric generation supplier. A customer’s choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. The number of retail customers purchasing energy from a competitive electric generation supplier was 20,900 and 22,800 at June 30, 2010 and 2009, respectively, representing 1% and 2% of total retail customers, respectively.
The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended June 30, 2010 compared to the same period in 2009 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total

Weather	$36	$(4)	$32
Volume	(2)	—	(2)
CTC Recoveries	55	—	55
Regulatory programs cost recovery	13	—	13
Other	(11)	1	(10)

Total increase (decrease)	$91	$(3)	$88

The changes in PECO’s operating revenues net of purchased power and fuel expense for the six months ended June 30, 2010 compared to the same period in 2009 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total

Weather	$32	$(9)	$23
Volume	—	2	2
CTC Recoveries	101	—	101
Regulatory programs cost recovery	21	—	21
Other	(17)	(1)	(18)

Total increase (decrease)	$137	$(8)	$129

Weather
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2010 compared to the same periods in 2009, electric revenues net of purchased power expense were higher due to favorable weather conditions during the second quarter of 2010 in PECO’s service territory. The increase was partially offset by the lower gas revenues net of fuel expense primarily as a result of unfavorable weather conditions during the winter months in 2010 compared to 2009.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three and six months ended June 30, 2010 compared to the same periods in 2009 and normal weather consisted of the following:

				% Change
Heating and Cooling Degree-Days	2010	2009	Normal	From 2009	From Normal
Three Months Ended June 30,
Heating Degree-Days	299	414	458	(27.8)%	(34.7)%
Cooling Degree-Days	586	352	332	66.5%	76.5%

Six Months Ended June 30,
Heating Degree-Days	2,710	2,948	2,968	(8.1)%	(8.7)%
Cooling Degree-Days	586	352	332	66.5%	76.5%
Volume
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. Operating revenues net of purchased power and fuel remained relatively level related to delivery volume, exclusive of the effects of weather, for the three and six months ended June 30, 2010 compared to the same periods in 2009.
CTC Recoveries
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in electric revenues net of purchased power expense as a result of CTC recoveries for the three and six months ended June 30, 2010 compared to the same periods in 2009 reflected increased deliveries as a result of favorable weather conditions and an increase to the CTC component of the capped generation rates charged to customers, which resulted in a decrease to the energy component and reduced purchased power expense under the PPA. Due to lower than expected sales volume in 2009, the CTC increase was necessary to ensure full recovery of stranded costs during the final year of the transition period that expires on December 31, 2010.
Regulatory Programs Cost Recovery
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in electric revenues relating to regulatory programs represents the recovery of $13 million and $20 million in costs related to the energy efficiency program for the three and six months ended June 30, 2010, respectively, and $1 million in costs related to the consumer education program for the six months ended June 30, 2010, which are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating and maintenance for regulatory required programs during the periods.

Other
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The decrease in electric revenues net of purchased power expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily reflected lower gross receipts tax revenue due to a reduction in the tax rate and decreased late payment fees.
Operating and Maintenance Expense
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in operating and maintenance expense for the three and six months ended June 30, 2010 compared to the same period in 2009, consisted of the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	Increase	Increase
	(Decrease)	(Decrease)
Allowance for uncollectible accounts expense	$(7)	$(17)
Storm related costs	11	23
Severance	(5)	(5)
Salaries and wages	2	5
Other	—	(2)

Increase in operating and maintenance expense	$1	$4

Allowance for uncollectible accounts expense.
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The decrease in allowance for uncollectible accounts expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily reflected the impact of improved accounts receivable aging as a result of enhancements to credit processes and increased collection activities.
Operating and Maintenance for Regulatory Required Programs
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. Operating and maintenance expenses related to regulatory required programs consisted of costs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues during the current periods. During the three and six months ended June 30, 2010, these expenses consisted of $13 million and $20 million related to energy efficiency programs, respectively, and $1 million related to consumer education programs for the six months ended June 30, 2010. PECO did not have operating and maintenance expenses for regulatory required programs for the three and six months ended June 30, 2009.
Depreciation and Amortization Expense
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in depreciation and amortization expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to an increase in scheduled CTC amortization of $37 million and $72 million, respectively, in accordance with its 1998 Restructuring Settlement.
Taxes Other Than Income
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in taxes other than income for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to an increase in gross receipts tax expense as a result of higher revenues.

Interest Expense, Net
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The increase in interest expense, net for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to a change in measurement of uncertain tax positions in accordance with accounting guidance. See Note 9 of the Combined Notes to the Consolidated Financial Statements for additional information. This increase was partially offset by a decrease in interest expense due to a reduction of the outstanding debt balance related to PETT as a result of scheduled principal payments.
Loss in Equity Method Investments
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The decrease in the loss in equity method investments was due to the consolidation of PETT in accordance with authoritative guidance for the consolidation of variable interest entities effective January 1, 2010. See Note 1 of the Combined Notes to the Consolidated Financial Statements for further information regarding the impact of the consolidation of PETT.
Other, Net
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009. The decrease in other, net for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to a decrease in interest income related to uncertain income tax positions.
Effective Income Tax Rate
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 and Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. PECO’s effective income tax rate was 27.9% and 31.5% for the three and six months ended June 30, 2010, respectively, as compared to 30.4% and 29.3% for the same periods during 2009, respectively. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.
PECO Electric Operating Statistics and Revenue Detail

	Three Months			Weather-	Six Months			Weather-
	Ended June 30,		%	Normal %	Ended June 30,		%	Normal %
Retail Deliveries to customers (in GWhs)	2010	2009	Change	Change	2010	2009	Change	Change

Retail Delivery and Sales (a)
Residential	3,118	2,764	12.8%	(2.3)%	6,645	6,299	5.5%	(0.0)%
Small commercial & industrial	2,027	2,013	0.7%	(5.1)%	4,177	4,209	(0.8)%	(2.9)%
Large commercial & industrial	4,156	3,878	7.2%	2.6%	7,950	7,669	3.7%	1.4%
Public authorities & electric railroads	225	222	1.4%	1.2%	471	469	0.4%	0.4%

Total Electric Retail	9,526	8,877	7.3%	(0.7)%	19,243	18,646	3.2%	(0.1)%

	As of June 30,
Number of Electric Customers	2010	2009
Residential	1,406,014	1,402,515
Small commercial & industrial	156,423	155,970
Large commercial & industrial	3,093	3,089
Public authorities & electric railroads	1,081	1,085

Total	1,566,611	1,562,659

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
Electric Revenue	2010	2009	Change	2010	2009	Change

Retail Delivery and Sales (a)
Residential	$489	$416	17.5%	$962	$882	9.1%
Small commercial & industrial	271	260	4.2%	519	510	1.8%
Large commercial & industrial	337	338	(0.3)%	661	657	0.6%
Public authorities & electric railroads	24	22	9.1%	47	45	4.4%

Total Retail	1,121	1,036	8.2%	2,189	2,094	4.5%

Other Revenue	59	67	(11.9)%	120	135	(11.1)%

Total Electric Revenues	$1,180	$1,103	7.0%	$2,309	$2,229	3.6%

(a)
Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers electing to receive electric generation service from a competitive electric generation supplier. All customers are assessed charges for transmission, distribution and a CTC. For customers purchasing electricity from PECO, revenue should also reflects the cost of energy.

PECO Gas Operating Statistics and Revenue Detail

	Three Months			Weather-	Six Months			Weather-
	Ended June 30,		%	Normal %	Ended June 30,		%	Normal %
Deliveries to customers (in mmcf)	2010	2009	Change	Change	2010	2009	Change	Change

Retail sales	5,973	7,136	(16.3)%	1.6%	33,557	35,750	(6.1)%	1.4%
Transportation and other	6,540	6,105	7.1%	(3.0)%	15,157	13,983	8.4%	4.1%

Total Gas Deliveries	12,513	13,241	(5.5)%	(0.5)%	48,714	49,733	(2.0)%	2.2%

	As of June 30,
Number of Gas Customers	2010	2009
Residential	446,236	443,872
Commercial & industrial	40,944	41,008

Total Retail	487,180	484,880
Transportation	805	755

Total	487,985	485,635

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
Gas revenue	2010	2009	Change	2010	2009	Change

Retail Delivery and Sales
Retail sales	$81	$95	(14.7)%	$399	$475	(16.0)%
Transportation and other	8	6	33.3%	16	14	14.3%

Total Gas Deliveries	$89	$101	(11.9)%	$415	$489	(15.1)%

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
The calculation of funding requirements for pension plans requires election of a methodology to determine the actuarial value of assets and the interest rate used to measure the pension liabilities. Recent pension funding guidance, including the Worker Retiree and Employer Recovery Act of 2008 and guidance released in 2009 by the U.S. Treasury Department, has modified some of those elections and offers some flexibility by providing automatic approval for certain election changes. Additionally, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law on June 25, 2010. Exelon is evaluating this and other available elective pension funding relief to determine its potential impact on Exelon’s funding requirements and strategies.
For financial reporting purposes, the unfunded status of the plans is updated annually, at December 31. In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at June 30, 2010 by updating the most significant assumptions impacting the obligations and assets, which are the discount rate and current year’s asset performance. Exelon’s pension and postretirement benefit plans experienced combined actual asset returns of approximately (2)% and 21% for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. Also, the assumed discount rate at June 30, 2010 has decreased 33 basis points since December 31, 2009.

Based on these assumptions, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at June 30, 2010 to be $4,582 million and $2,511 million, respectively, representing an increase of $939 million and $329 million, respectively, from December 31, 2009. Exelon has incorporated the estimated reduction in its postretirement welfare obligation resulting from anticipated cost savings related to prescription drugs but has not included any impacts that might arise related to the provisions of the Health Care Reform Acts. Management considers various factors when making funding decisions, including actuarially determined minimum contribution requirements under the Employee Retirement Income Security Act (ERISA), as amended, and contributions required to avoid benefit restrictions and at-risk status, as defined by the Pension Protection Act of 2006 for its pension plans. Regulatory requirements and the amount deductible for income tax purposes are among the factors considered in determining funding for the other postretirement benefit plans.
Management expects to contribute approximately $954 million to the benefit plans in 2010. These amounts include an expected incremental contribution to Exelon’s largest pension plan during 2010 of approximately $500 million, representing an increase compared to the estimate at December 31, 2009. This contribution is expected to reduce the amount and volatility of future required pension contributions.
Management has estimated future required pension contributions at June 30, 2010, incorporating the impact of expected 2010 contributions, an assumption for full year 2010 asset returns of 8.5% and a discount rate of 5.5%.  The estimated pension contributions summarized below include ERISA minimum-required contributions, contributions necessary to avoid benefit restrictions and at-risk status, and payments related to the non-qualified pension plans; these estimates do not include any discretionary contributions Exelon may elect to make in these future periods or an election to apply the recent pension funding relief:

	2011	2012	2013	2014	2015	Cumulative
Estimated contributions	$724	$809	$635	$528	$320	$3,016
In addition to the pension contributions discussed above, the Registrants expect to contribute an aggregate of approximately $190-222 million annually from 2011 to 2015 to other postretirement benefit plans. These contributions include amounts required under a PAPUC rate order, certain discretionary contributions and other payments from corporate assets. Unlike the qualified pension plans, there are no mandated funding requirements for the postretirement benefit plans other than to pay claims as incurred and to comply with the rate order mentioned above.
Tax Matters
The Registrants’ future cash flows from operating activities may be affected by the following tax matters:
•
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

•
Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes.

•
The Senate Finance committee is considering a bill that would extend bonus depreciation for 2010. The House version of the bill does not contain similar language. If the Senate bill ultimately gets passed, the cash tax benefits to the Registrants in 2011 will be substantial. While the estimated cash tax benefits have not been quantified, the benefit for Exelon in 2009 was approximately $370 million.

•
The IRS anticipates issuing guidance by the end of September 2010 on the appropriate tax treatment of repair costs for transmission and distribution assets. With the issuance of this guidance, ComEd and PECO will begin gathering the necessary data to quantify the results and will likely file a request for change in method of tax accounting for repair costs, which would likely result in a substantial cash benefit.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009	Variance
Net income	$1,194	$1,369	$(175)
Add (subtract):
Non-cash operating activities(a)	1,296	2,021	(725)
Pension and non-pension postretirement benefit contributions	(119)	(68)	(51)
Income taxes	661	(177)	838
Changes in working capital and other noncurrent assets and liabilities(b)	(476)	(305)	(171)
Option premiums (paid) received, net	(15)	(39)	24
Counterparty collateral received (posted), net	(172)	246	(418)

Net cash flows provided by operations	$2,369	$3,047	$(678)

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

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.
Cash flows provided by operations for the six months ended June 30, 2010 and 2009 by Registrant were as follows:

	Six Months Ended
	June 30,
	2010	2009
Exelon	$2,369	$3,047
Generation	1,453	2,014
ComEd	404	581
PECO	555	584
Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2010 and 2009 were as follows:
Generation
•
During the six months ended June 30, 2010 and 2009, Generation had net payments of counterparty collateral of $(54) million and net collections of counterparty collateral of $245 million, respectively. Net payments during the six months ended June 30, 2010 were primarily due to market conditions that resulted in unfavorable changes to Generation’s net mark-to-market position. Conversely, net collections during the six months ended June 30, 2009 were primarily due to market conditions that resulted in favorable changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•
During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the six months ended June 30, 2010 and 2009, Generation contributed cash of approximately $10 million and $67 million, respectively.

•
During the six months ended June 30, 2010 and 2009, Generation’s accounts receivable from ComEd for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract decreased by $80 million and $68 million, respectively.

•	During the six months ended June 30, 2010 and 2009, Generation’s accounts receivable from PECO under the PPA increased by $17 million and $55 million, respectively.
ComEd
•
During the six months ended June 30, 2010 and 2009, ComEd’s payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract decreased by $80 million and $68 million, respectively. During the six months ended June 30, 2010 and 2009, ComEd’s payables to other energy suppliers for energy purchases increased (decreased) by $18 million and $(39) million, respectively.

•
During the six months ended June 30, 2010, ComEd posted $120 million of cash collateral to PJM. Prior to the second quarter of 2010, ComEd used letters of credit to cover all PJM collateral requirements.

PECO
•
During the six months ended June 30, 2010 and 2009, PECO’s payables to Generation under the PPA increased by $17 million and $55 million, respectively. During the six months ended June 30, 2010 and 2009, PECO’s payables to other energy suppliers for energy purchases increased (decreased) by $3 million and $(42) million, respectively.

•
During the six months ended June 30, 2010 and 2009, PECO’s prepaid utility taxes increased by $112 million and $129 million, respectively, primarily due to the Pennsylvania Gross Receipts Tax prepayment in March of each year.

Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 by Registrant were as follows:

	Six Months Ended
	June 30,
	2010	2009
Exelon	$(1,658)	$(1,546)
Generation	(1,075)	(926)
ComEd	(437)	(421)
PECO	(222)	(250)
Capital expenditures by Registrant for the six months ended June 30, 2010 and projected amounts for the full year 2010 are as follows:

	Six Months Ended	Projected
	June 30, 2010	2010
Generation (a)	$982	$1,975
ComEd	453	940
PECO	218	495
Other (b)(c)	(69)	30

Exelon	$1,584	$3,440

(a)	Includes nuclear fuel.

(b)	Other primarily consists of corporate operations and BSC.

(c)
Negative capital expenditures for Other relate to the transfer of information technology hardware and software assets from BSC to Generation, ComEd and PECO. Note that the projected 2010 capital expenditures for Other do not include the impact of these asset transfers.

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
ComEd and PECO.    Approximately 75% and 82% of the projected 2010 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve company operations, including enhancing reliability and adding capacity to the transmission and distribution systems. The remaining amounts are for capital additions to support new business, customer growth and AMI and Smart Grid technologies. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures with internally generated funds and borrowings.
Cash Flows from Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2010 and 2009 by Registrant were as follows:

	Six Months Ended
	June 30,
	2010	2009
Exelon	$(1,553)	$(934)
Generation	(629)	(674)
ComEd	(17)	(152)
PECO	(429)	(173)
Debt.    See Note 5 of the Combined Notes to the Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.
Dividends.    Cash dividend payments and distributions during the six months ended June 30, 2010 and 2009 by Registrant were as follows:

	Six Months Ended
	June 30,
	2010	2009
Exelon	$694	$692
Generation	417	675
ComEd	150	120
PECO	117	156
Short-Term Borrowings.    During the six months ended June 30, 2010, ComEd repaid $155 million of outstanding borrowings under its credit agreement and issued $289 million of commercial paper. During the six months ended June 30, 2009, Exelon and PECO repaid $151 million and $95 million of commercial paper, respectively. During the six months ended June 30, 2009, ComEd repaid $15 million of outstanding borrowings under its credit agreement.
Contributions from Parent/Member. PECO received payments from Exelon of $90 million and $160 million for the six months ended June 30, 2010 and 2009, respectively, to reduce the receivable from parent.

Credit Matters
Recent Market Conditions
The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $7.4 billion in aggregate total commitments of which $6.9 billion was available as of June 30, 2010, and of which no financial institution has more than 9% of the aggregate commitments. Exelon, Generation, ComEd and PECO had access to the commercial paper market during the second quarter of 2010. Due to an upgrade in ComEd’s commercial paper rating last year and improvements in the commercial paper market, ComEd has been able to rely on the commercial paper market as a source of liquidity. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors of Exelon’s 2009 Annual Report on Form 10-K for further information regarding the effects of a uncertainty in the capital and credit markets or significant bank failures.
The Registrants believe their cash flow from operations, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2010, it would have been required to provide incremental collateral of approximately $1,206 million, which is well within its current available credit facility capacities of approximately $4.6 billion. The $1,206 million includes $994 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $212 million of financial assurances that Generation would be required to provide Nuclear Electric Insurance Limited related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of June 30, 2010, it would have been required to provide incremental collateral of approximately $233 million, which is well within its current available credit facility capacity of approximately $515 million, which takes into account commercial paper borrowings as of June 30, 2010. If PECO lost its investment grade credit rating as of June 30, 2010, it would have been required to provide collateral of $6 million pursuant to PJM’s credit policy and could have been required to provide collateral of approximately $46 million related to its natural gas procurement contracts, which is well within PECO’s current available credit facility capacity of $571 million.
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

The following table reflects the Registrants’ commercial paper programs and revolving credit agreements at June 30, 2010.
Commercial Paper Programs

			Average Interest Rate on
			Commercial Paper
		Outstanding	Borrowings for the six
		Commercial Paper at	months ended
Commercial Paper Issuer	Maximum Program Size(a)	June 30, 2010	June 30, 2010

Exelon Corporate	$957	$—	—
Generation	4,834	—	—
ComEd	1,000	289	0.74%
PECO	574	—	—

(a)	Equals aggregate bank commitments under revolving credit agreements. See discussion and table below for items affecting effective program size.
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
Revolving Credit Agreements

				Available Capacity at June 30, 2010		Average Interest Rate on
			Outstanding		To Support	Facility Borrowings for
	Aggregate Bank	Facility	Letters of		Additional	six months ended
Borrower	Commitment(a)	Draws	Credit	Actual	Commercial Paper	June 30, 2010

Exelon Corporate	$957	$—	$5	$952	$952	—
Generation	4,834	—	231	4,603	4,603	—
ComEd	1,000	—	196	804	515	0.61%
PECO	574	—	3	571	571	—

(a)	Excludes $67 million of credit facility agreements arranged with minority and community banks in October 2009, which are solely utilized to issue letters of credit and expire on October 23, 2010.
Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based rate. Under the Exelon, Generation and PECO agreements, an adder of up to 65 basis points may be added to the LIBOR-based rate, based upon the credit rating of the borrower. Under the ComEd agreement, adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings may be added based upon ComEd’s credit rating. As of June 30, 2010, ComEd did not have any borrowings under its credit facility.
Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The interest coverage ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the six months ended June 30, 2010:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1
At June 30, 2010, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	10.45	27.48	3.97	2.26

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
The disclosures contained under this “Security Ratings” section (other than the following paragraph discussing the “Intercompany Money Pool”) supersede and replace the disclosures contained under (i) “Liquidity and Capital Resources — Credit Matters — Security Ratings” (other than the paragraph labeled and discussing the “Intercompany Money Pool”) in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrants’ quarterly report on Form 10-Q for the quarter ended March 31, 2010 and (ii) “Liquidity and Capital Resources — Credit Matters — Security Ratings” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrants’ annual report on Form 10-K for the year ended December 31, 2009.

Intercompany Money Pool. To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the six months ended June 30, 2010 are presented in the following table in addition to the net contribution or borrowing as of June 30, 2010:

			June 30, 2010
	Maximum	Maximum	Contributed
	Contributed	Borrowed	(Borrowed)
BSC	$—	$67	$—
Exelon Corporate	67	N/A	—
Variable-Rate Debt
Under the terms of ComEd’s variable-rate tax-exempt debt agreements, ComEd may be required to repurchase any outstanding debt before its stated maturity unless supported by sufficient letters of credit. If ComEd was required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. ComEd has classified amounts outstanding under these debt agreements based on management’s intent and ability to renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis or utilize the capacity under existing long-term credit facilities.
Generation had letter of credit facilities that expired during the second quarter of 2010, which were used to enhance the credit of variable-rate long-term tax-exempt debt totalling $212 million, with maturities ranging from 2016 — 2034. Generation repurchased the $212 million of tax-exempt debt during June 2010. Generation has the ability to remarket these bonds whenever it determines it to be economically advantageous. See Note 5 of the Combined Notes to the Consolidated Financial Statements for further discussion regarding the Registrants’ variable rate debt.
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
Regulatory Authorizations
As of June 30, 2010, ComEd had $789 million available in long-term debt refinancing authority and $1,407 million available in new money long-term debt financing authority from the ICC, and PECO had $1.9 billion in long-term debt financing authority from the PAPUC.
As of June 30, 2010, ComEd and PECO had short-term financing authority from FERC that expires on December 31, 2011 of $2.5 billion and $1.5 billion, respectively.

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
Results of Operations
A discussion of items pertinent to Generation’s results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
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
Results of Operations
A discussion of items pertinent to ComEd’s results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper and credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to its revolving credit facility. At June 30, 2010, ComEd had access to a revolving credit facility with aggregate bank commitments of $1 billion.
See the “EXELON CORPORATION — Liquidity and Capital Resources” and Note 5 of the Combined Notes to the Financial Statements of this Form 10-Q for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. ComEd paid a dividend of $150 million on its common stock during the first six months of 2010.
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
Results of Operations
A discussion of items pertinent to PECO’s results of operations for the three months ended June 30, 2010 compared to three months ended June 30, 2009 and six months ended June 30, 2010 compared to six months ended June 30, 2009 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources
PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, accounts receivable agreement or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At June 30, 2010, PECO had access to a revolving credit facility with aggregate bank commitments of $574 million.
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
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of June 30, 2010, the percentage of expected generation hedged was 96%-99%, 86%-89%, and 57%-60% for 2010, 2011 and 2012, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.
A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average Ni-Hub and PJM-West around-the-clock energy price based on June 30, 2010 market conditions and hedged position would be a decrease in pre-tax net income of approximately $9 million, $92 million and $333 million, respectively, for 2010, 2011 and 2012. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.
Proprietary Trading Activities. Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 889 GWhs and 1,808 GWhs for the three and six months ended June 30, 2010, respectively, and 2,003 GWhs and 4,334 GWhs for the three and six months ended June 30, 2009, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the six months ended June 30, 2010 resulted in pre-tax gains of $25 million due to net mark-to-market gains of $14 million and realized gains of $11 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $120,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the six months ended June 30, 2010 of $3,276 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement. Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2010 through 2014 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.
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
For additional information on these contracts, see Note 6 of the Combined Notes to Consolidated Financial Statements.
PECO
Generation and PECO have entered into a long-term full-requirements PPA under which PECO obtains all of its electric supply from Generation through 2010. The PPA is not considered a derivative. Pursuant to PECO’s PAPUC-approved DSP Program, PECO began to procure electric supply for default service customers in June 2009 for the post-transition period beginning on January 1, 2011 through block contracts and full requirements fixed price contracts. PECO’s full requirements fixed price contracts and block contracts qualify for the normal purchases and normal sales scope exception. Under the DSP Program, PECO is permitted to recover its electricity procurement costs from retail customers without mark-up.
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
For additional information on these contracts, see Note 6 of the Combined Notes to Consolidated Financial Statements.
Trading and Non-Trading Marketing Activities.
The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from December 31, 2009 to June 30, 2010. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. For additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2010 and December 31, 2009 refer to Note 6 of the Combined Notes to Consolidated Financial Statements.

				Intercompany
	Generation	ComEd	PECO	Eliminations (e)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2009(a)	$1,769	$(971)	$(4)	$—	$794
Total change in fair value during 2010 of contracts recorded in result of operations	280	—	—	—	280
Reclassification to realized at settlement of contracts recorded in results of operations	(157)	—	—	—	(157)
Reclassification to realized at settlement from accumulated OCI(b)	(543)	—	—	160	(383)
Effective portion of changes in fair value—recorded in OCI (c) (f)	547	—	—	(202)	345
Changes in fair value—energy derivatives (d)	—	(39)	(5)	42	(2)
Changes in collateral	49	—	—	—	49
Changes in net option premium paid/(received)	15	—	—	—	15
Other income statement reclassifications (g)	36	—	—	—	36
Other balance sheet reclassifications	(3)	—	—	—	(3)

Total mark-to-market energy contract net assets (liabilities) at June 30, 2010(a)	$1,993	$(1,010)	$(9)	$—	$974

(a)	Amounts are shown net of collateral paid to and received from counterparties.

(b)
For Generation, includes $160 million loss of reclassifications from accumulated OCI to recognize gains in net income for the six months ended June 30, 2010 related to the settlement of the five-year financial swap contract with ComEd.

(c)
For Generation, includes $199 million gain on changes in fair value of the five-year financial swap with ComEd for the six months ended June 30, 2010, and $3 million gain of changes in fair value on the block contracts with PECO for the six months ended June 30, 2010.

(d)
For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of June 30, 2010, ComEd recorded a $1,010 million regulatory asset related to its mark-to-market derivative liability. Includes $199 million of changes in the fair value and includes $160 million gain of reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements during the six months ended June 30, 2010 of ComEd’s financial swap with Generation. For PECO, the changes in fair value are recorded as a regulatory asset or liability. During the six months ended June 30, 2010, PECO’s change in fair value includes a $3 million loss related to PECO’s block contracts with Generation.

(e)	Amounts related to the five-year financial swap between Generation and ComEd and the block contracts between Generation and PECO are eliminated in consolidation.

(f)	For Generation changes in cash flow hedge ineffectiveness was not significant and none was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO.

(g)
Includes $36 million of amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the six months ended June 30, 2010.

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
Exelon

	Maturities Within
						2015 and	Total Fair
	2010	2011	2012	2013	2014	Beyond	Value
Normal Operations, qualifying cash flow hedge contracts (a)(c):
Prices provided by external sources	$215	$319	$86	$32	$2	$—	$654
Prices based on model or other valuation methods	—	(3)	—	1	—	—	(2)

Total	$215	$316	$86	$33	$2	$—	$652

Normal Operations, other derivative contracts (b)(c):
Actively quoted prices	$(2)	$(1)	$—	$—	$—	$—	$(3)
Prices provided by external sources	(125)	219	110	35	17	—	256
Prices based on model or other valuation methods	3	39	7	18	2	—	69

Total	$(124)	$257	$117	$53	$19	$—	$322

(a)	Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.

(c)	Amounts are shown net of collateral paid to and received from counterparties of $898 million at June 30, 2010.
Generation

	Maturities Within
						2015 and	Total Fair
	2010	2011	2012	2013	2014	Beyond	Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$215	$319	$86	$32	$2	$—	$654
Prices based on model or other valuation methods	190	387	331	109	—	—	1,017

Total	$405	$706	$417	$141	$2	$—	$1,671

Normal Operations, other derivative contracts (b)(c):
Actively quoted prices	$(2)	$(1)	$—	$—	$—	$—	$(3)
Prices provided by external sources	(125)	219	110	35	17	—	256
Prices based on model or other valuation methods	3	39	7	18	2	—	69

Total	$(124)	$257	$117	$53	$19	$—	$322

(a)
Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI. Amounts include a $1,010 million gain associated with the five-year financial swap with ComEd and $5 million gain related to the fair value of the PECO block contracts.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.

(c)	Amounts are shown net of collateral paid to and received from counterparties of $898 million at June 30, 2010.

ComEd

	Maturities Within
	2010	2011	2012	2013	2014	Total Fair Value
Prices based on model or other valuation methods(a)	$(190)	$(381)	$(331)	$(108)	$—	$(1,010)

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation.
PECO

	Maturities Within
	2010	2011	2012	2013	2014	Total Fair Value
Prices based on model or other valuation methods(a)	$—	$(9)	$—	$—	$—	$(9)

(a)
Represents PECO’s net liabilities associated with its block contracts executed under its DSP Program. Includes $5 million related to PECO’s block contracts with Generation. See Note 6 of the Combined Notes to Consolidated Financial Statements for information regarding the election of the normal purchases and normal sales scope exception for these contracts.

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
Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2010. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $44 million and $194 million, respectively. See Note 21 of the 2009 Form 10-K for further information.

	Total			Number of	Net Exposure of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of June 30, 2010	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure
Investment grade	$1,301	$452	$849	—	$—
Non-investment grade	9	5	4	—	—
No external ratings
Internally rated — investment grade	38	5	33	—	—
Internally rated — non-investment grade	1	1	—	—	—

Total	$1,349	$463	$886	—	$—

	Maturity of Credit Risk Exposure
			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of June 30, 2010	2 Years	2-5 Years	5 Years	Collateral
Investment grade	$1,104	$197	$—	$1,301
Non-investment grade	9	—	—	9
No external ratings
Internally rated — investment grade	26	12	—	38
Internally rated — non-investment grade	1	—	—	1

Total	$1,140	$209	$—	$1,349

Net Credit Exposure by Type of Counterparty	As of June 30, 2010
Financial institutions	$307
Investor-owned utilities, marketers and power producers	490
Coal	4
Other	85

Total	$886

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

As of June 30, 2010, Generation had no cash collateral deposit payments being held by counterparties and Generation was holding $899 million of cash collateral deposits received from counterparties, of which $898 million of cash collateral deposits was offset against mark-to-market assets and liabilities. As of June 30, 2010, $1 million of cash collateral received were not offset against net derivatives positions, because they were not associated with energy-related derivatives. See Note 12 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.
ComEd
As of June 30, 2010, there was an immaterial amount of cash collateral and letters of credit posted by energy suppliers to ComEd associated with energy procurement contracts.
PECO
As of June 30, 2010, PECO was not required to post collateral under its energy and natural gas procurement contracts. Refer to Note 6 — Derivative Financial Instruments for further discussion.
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
Exchange Traded Transactions (Exelon and Generation)
Generation enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearinghouse acts as the counterparty to each trade. Transactions on NYMEX and ICE must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX and ICE are significantly collateralized and have limited counterparty credit risk.
Direct Financing Leases (Exelon)
Exelon’s consolidated balance sheets, as of June 30, 2010, included a $615 million net investment in direct financing leases. The investment in direct financing leases represents the estimated residual value of leased assets at the end of the respective lease terms of $1.5 billion, less unearned income of $877 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to require the lessees to return the leasehold interests or to arrange a service contract with a third party for a period following the lease term. If Exelon chooses the service contract option, the leasehold interests will be returned to Exelon at the end of the term of the service contract. In any event, Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases. During 2008 and 2009, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee.

Interest Rate Risk (Exelon, Generation and ComEd)
The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also use interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At June 30, 2010, Exelon had $100 million of notional amounts of fair value hedges outstanding. At June 30, 2010, ComEd had $300 million of notional amounts of cash flow hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than $1 million decrease in Exelon’s, Generation’s and ComEd’s pre-tax earnings for the six months ended June 30, 2010. This calculation holds all other variable constant and assumes only the discussed changes in interest rates.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2010, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $369 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures
During the second quarter of 2010, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2010, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.	Controls and Procedures
During the second quarter of 2010, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2010, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

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
At June 30, 2010, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2009 Annual Report on Form 10-K.

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
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed by the following officers for the following companies:
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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed by the following officers for the following companies:
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
EXELON CORPORATION

/s/ John W. Rowe	/s/ Matthew F. Hilzinger

John W. Rowe	Matthew F. Hilzinger
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Duane M. Desparte

Duane M. DesParte
Vice President and Corporate Controller
(Principal Accounting Officer)
July 22, 2010
Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON GENERATION COMPANY, LLC

/s/ John W. Rowe	/s/ Matthew F. Hilzinger

John W. Rowe	Matthew F. Hilzinger
Chairman	(Principal Financial Officer)
(Principal Executive Officer)

/s/ Matthew R. Galvanoni

Matthew R. Galvanoni
(Principal Accounting Officer)
July 22, 2010

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ Frank M. Clark	/s/ Anne R. Pramaggiore

Frank M. Clark	Anne R. Pramaggiore
Chairman and Chief Executive Officer	President and Chief Operating Officer
(Principal Executive Officer)

/s/ Joseph R. Trpik, Jr.	/s/ Kevin J. Waden

Joseph R. Trpik, Jr.	Kevin J. Waden
Senior Vice President, Chief Financial Officer and Treasurer	Vice President and Controller
(Principal Financial Officer)	(Principal Accounting Officer)
July 22, 2010
Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ Denis P. O’Brien	/s/ Phillip S. Barnett

Denis P. O’Brien	Phillip S. Barnett
Chief Executive Officer and President	Senior Vice President and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial Officer)

/s/ Jorge A. Acevedo

Jorge A. Acevedo
Vice President and Controller
(Principal Accounting Officer)
July 22, 2010