Form 10-K
period 2010-12-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2011-02-10
CIK 1168165, 78100, 22606, 1109357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2010, was as follows:

Exelon Corporation Common Stock, without par value	$ 25,082,540,918
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None

The number of shares outstanding of each registrant’s common stock as of January 31, 2011 was as follows:

Exelon Corporation Common Stock, without par value	661,862,913
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

Documents Incorporated by Reference

Portions of the Exelon Proxy Statement for the 2011 Annual Meeting of

Shareholders are incorporated by reference in Part III.

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Enterprises	Exelon Enterprises Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
ComEd Funding	ComEd Funding LLC
CTFT	ComEd Transitional Funding Trust
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, and PECO, collectively

Other Terms and Abbreviations
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
ASLB	Atomic Safety Licensing Board
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFL	Compact Fluorescent Light
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP Program	Default Service Provider Program
EE&C	Energy Efficiency and Conservation/Demand

Other Terms and Abbreviations
EGS	Electric Generation Supplier
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
HB 80	Pennsylvania House Bill No. 80
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Service
mmcf	Million Cubic Feet
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection

v

Non-Regulatory Agreement Units	Former AmerGen nuclear generating units and portions of the Peach Bottom nuclear generating units whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PCCA	Pennsylvania Climate Change Act
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PUHCA	Public Utility Holding Company Act of 1935
PURTA	Pennsylvania Public Realty Tax Act
RCRA	Federal Resource Conservation and Recovery Act
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Former ComEd and former PECO nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SECA	Seams Elimination Charge/Cost Adjustments/Assignment
SERP	Supplemental Employee Retirement Plan
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SNF	Spent Nuclear Fuel
SSCM	Simplified Service Cost Method
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
VIE	Variable Interest Entity

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

General

Exelon, a utility services holding company, operates through its principal subsidiaries—Generation, ComEd and PECO—as described below, each of which is treated as a reportable segment by Exelon. See Note 20 of the Combined Notes to Consolidated Financial Statements for additional segment information.

Exelon was incorporated in Pennsylvania in February 1999. Exelon’s principal executive offices are located at 10 South Dearborn Street, Chicago, Illinois 60603, and its telephone number is 312-394-7398.

Generation

Generation’s business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and its competitive retail supply operations. Generation has three reportable segments consisting of the Mid-Atlantic, Midwest, and South and West regions.

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

Generation

Generation is one of the largest competitive electric generation companies in the United States, as measured by owned and controlled MW. Generation combines its large generation fleet with an experienced wholesale energy marketing operation and a competitive retail supply operation. Generation’s presence in well-developed wholesale energy markets, integrated hedging strategy that mitigates the adverse impact of short-term market volatility, and low-cost nuclear generating fleet, which is operated consistently at high capacity factors, position it well to succeed in competitive energy markets.

At December 31, 2010, Generation owned generation resources with an aggregate net capacity of 25,619 MW, including 17,047 MW of nuclear capacity. Generation controlled another 6,139 MW of capacity through long-term contracts.

Generation’s wholesale marketing unit, Power Team, draws upon Generation’s energy generation portfolio and logistical expertise to ensure delivery of energy to Generation’s wholesale customers under long-term and short-term contracts and in spot markets.

Generation’s retail business provides retail electric and gas services as an unregulated retail energy supplier in Illinois, Pennsylvania, Michigan and Ohio. Generation’s retail business is dependent upon continued deregulation of retail electric and gas markets and Generation’s ability to obtain supplies of electricity and gas at competitive prices in the wholesale market.

Generation is a public utility under the Federal Power Act, which gives the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Under the Federal Power Act, FERC has the authority to grant or deny market-based rates for sales of energy, capacity and ancillary services to ensure that such sales are just and reasonable. The FERC’s jurisdiction over ratemaking also includes the authority to suspend the market-based rates of utilities (including Generation, which is a public utility as FERC defines that term) and set cost-based rates should the FERC find that its previous grant of market-based rates authority is no longer just and reasonable. Other matters subject to FERC jurisdiction include, but are not limited to, third-party financings; review of mergers; dispositions of jurisdictional facilities and acquisitions of securities of another public utility or an existing operational generating facility; affiliate transactions; intercompany financings and cash management arrangements; certain internal corporate reorganizations; and certain holding company acquisitions of public utility and holding company securities. Specific operations of Generation are also subject to the jurisdiction of various other Federal, state, regional and local agencies, including the NRC and Federal and state environmental protection agencies. Additionally, Generation is subject to mandatory reliability standards promulgated by the NERC, with the approval of the FERC.

RTOs exist in a number of regions to provide transmission service across multiple transmission systems. To date, PJM, the MISO, ISO-NE and Southwest Power Pool, have been approved as RTOs. These entities are responsible for regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability, market monitoring and the elimination or reduction of redundant transmission charges imposed by multiple transmission providers when wholesale customers take transmission service across several transmission systems.

Generating Resources

At December 31, 2010, the generating resources of Generation consisted of the following:

Type of Capacity	MW
Owned generation assets (a)
Nuclear	17,047
Fossil (b)	6,189
Hydroelectric/Renewable (c)	2,383

Owned generation assets	25,619
Long-term contracts (d)	6,139

Total generating resources	31,758

(a)	See “Fuel” for sources of fuels used in electric generation.
(b)	Includes 933 MW of capacity related to Units 1 and 2 at Cromby Generating Station and Units 1 and 2 at Eddystone Generating Station, which were approved for retirement by the Exelon Board of Directors on December 1, 2009. See Note 14 of the Combined Notes to Consolidated Financial Statements for further details.
(c)	Includes Exelon Wind assets acquired on December 9, 2010. See Note 3 of the Combined Notes to Consolidated Financial Statements for further details.
(d)	Long-term contracts range in duration up to 21 years.

Generation has three reportable segments, the Mid-Atlantic, Midwest, and South and West, representing the different geographical areas in which Generation’s power marketing activities are conducted and where Generation’s owned and contracted generating resources are located. Mid-Atlantic represents Generation’s operations primarily in Pennsylvania, New Jersey and Maryland (approximately 36% of capacity); Midwest includes the operations in Illinois, Indiana, Michigan and Minnesota (approximately 46% of capacity); and the South and West includes operations primarily in Texas, Georgia, Oklahoma, Kansas, Missouri, Idaho and Oregon (approximately 18% of capacity).

Nuclear Facilities

Generation has ownership interests in eleven nuclear generating stations currently in service, consisting of 19 units with an aggregate of 17,047 MW of capacity. Generation wholly-owns all of its nuclear generating stations, except for Quad Cities Generating Station (75% ownership), Peach Bottom Generating Station (50% ownership) and Salem Generating Station (Salem) (42.59% ownership). Generation’s nuclear generating stations are all operated by Generation, with the exception of the two units at Salem, which are operated by PSEG Nuclear, LLC (PSEG Nuclear), an indirect, wholly owned subsidiary of PSEG. In 2010 and 2009, electric supply (in GWh) generated from the nuclear generating facilities was 82% and 81%, respectively, of Generation’s total electric supply, which also includes fossil, hydroelectric and renewable generation and electric supply purchased for resale. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of Generation’s electric supply sources.

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

Oyster Creek Station Shutdown. On December 8, 2010, in connection with the executed Administrative Consent Order (ACO) with the NJDEP, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information regarding the closure of Oyster Creek.

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

During 2010 and 2009, the nuclear generating facilities operated by Generation achieved capacity factors of 93.9% and 93.6%, respectively. Generation aggressively manages its scheduled refueling outages to minimize their duration and to maintain high nuclear generating capacity factors, resulting in a stable generation base for Generation’s short and long-term supply commitments and Power Team marketing and trading activities. During scheduled refueling outages, Generation performs maintenance and equipment upgrades in order to minimize the occurrence of unplanned outages and to maintain safe reliable operations.

In addition to the rigorous maintenance and equipment upgrades performed by Generation during scheduled refueling outages, Generation has extensive operating and security procedures in place to ensure the safe operation of the nuclear units. Generation has extensive safety systems in place to protect the plant, personnel and surrounding area in the unlikely event of an accident.

Regulation of Nuclear Power Generation. Generation is subject to the jurisdiction of the NRC with respect to the operation of its nuclear generating stations, including the licensing for operation of each unit. The NRC subjects nuclear generating stations to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those stations. As part of its reactor oversight process, the NRC continuously assesses unit performance indicators and inspection results, and communicates its assessment on a semi-annual basis. As of December 31, 2010, the NRC categorized each unit operated by Generation in the Licensee Response Column, which is the highest performance band. The NRC may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of the operating licenses. Changes in regulations by the NRC may require a substantial increase in capital expenditures for nuclear generating facilities and/or increased operating costs of nuclear generating units.

Licenses. Generation has 40-year operating licenses from the NRC for each of its nuclear units and has received 20-year operating license renewals for Peach Bottom Units 2 and 3, Dresden Units 2 and 3, Quad Cities Units 1 and 2, Oyster Creek and Three Mile Island Unit 1. The following table summarizes the current operating license expiration dates for Generation’s nuclear facilities in service:

Station	Unit	In-Service Date (a)	Current License Expiration
Braidwood (b)	1	1988	2026
	2	1988	2027
Byron (b)	1	1985	2024
	2	1987	2026
Clinton (c)	1	1987	2026
Dresden (b)(e)	2	1970	2029
	3	1971	2031
LaSalle (b)	1	1984	2022
	2	1984	2023
Limerick (d)	1	1986	2024
	2	1990	2029
Oyster Creek (d)(e)(f)	1	1969	2029
Peach Bottom (d)(e)	2	1974	2033
	3	1974	2034
Quad Cities (b)(e)	1	1973	2032
	2	1973	2032
Salem (d)	1	1977	2016
	2	1981	2020
Three Mile Island (c)(e)	1	1974	2034

(a)	Denotes year in which nuclear unit began commercial operations.
(b)	Stations previously owned by ComEd.
(c)	Stations previously owned by AmerGen.
(d)	Stations previously owned by PECO.
(e)	Stations for which the NRC has issued a renewed operating licenses for Dresden Unit 2 and Unit 3.
(f)	On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information.

On May 29, 2009, a coalition of citizen groups filed a Petition for Review of the NRC’s renewal of Oyster Creek’s operating license in the United States Court of Appeals for the Third Circuit. Oral argument was held before the Court on January 5, 2011. If the appeal is successful, it is unlikely that it would result in a revocation of the renewed license; however, it could cause the NRC to impose additional conditions over the course of the period of extended operation.

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

Nuclear Uprate Program. During 2009, Generation announced a series of planned power uprates across its nuclear fleet that will result in between 1,300 and 1,500 MW of additional generation capacity within eight years. The uprate projects represent a total investment of approximately $3.65 billion in overnight cost, as measured in 2010 dollars. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately 60% of the planned uprate MW, are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remainder will come from additional projects across Generation’s nuclear fleet beginning in 2011 and ending in 2017. At 1,500 nuclear-generated MW, the uprates would displace 8 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the projects in light of changing market conditions. As part of this periodic review process, the uprate project at Three Mile Island is currently under evaluation. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards. The ability to implement several projects requires the successful resolution of various technical issues. The resolution of these issues may affect the timing and amount of the power increases associated with the power uprate initiative. Through December 31, 2010, Generation has added 101 MWs of nuclear generation through its uprate program, with another 98 MWs scheduled to be added in 2011.

New Site Development. Generation is keeping open the option of a new nuclear plant located in Victoria County in southeast Texas; however, Generation has not made a decision to build a nuclear plant at this time. In response to the overall downturn of the economy and the projection of sustained, low natural gas prices, Exelon revised its new nuclear plant development strategy. Exelon had previously submitted a Combined Construction and Operating License (COL) application to the NRC for the Victoria site. On March 25, 2010, Exelon submitted an application for an Early Site Permit (ESP) application for the site and subsequently withdrew its COL application. The ESP allows Exelon to establish the suitability of the Victoria site, which lessens the amount of work to do should it later decide to reapply for a COL. Additionally, the ESP accommodates a variety of possible future plant designs, allowing for flexibility in selecting a reactor technology later as part of a COL application. If approved by the NRC, the ESP would effectively reserve the site for 20 years with the possibility of renewal for another 20 years. Any decision to build at the Victoria County site would be made later based on then current economics. The Exelon board authorized a budget of $130 million for the Victoria County project, of which a total of $108 million had been expensed through December 31, 2010. The review and approval schedule published by the NRC estimates final issuance of the ESP in late 2014.

Nuclear Waste Disposal. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the United States, nor has the NRC licensed any such facilities. Generation currently stores all SNF generated by its nuclear generating facilities in on-site storage pools or in dry cask storage facilities. Since Generation’s SNF storage pools generally do not have sufficient storage capacity for the life of the respective plant, Generation has developed dry cask storage facilities to support operations.

As of December 31, 2010, Generation had approximately 54,300 SNF assemblies (13,100 tons) stored on site in SNF pools or dry cask storage (this includes SNF at Zion Station, for which Generation retains ownership, see Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding Zion Station Decommissioning). On-site dry cask storage in concert with on-site storage pools will be capable of meeting all current and future SNF storage requirements at Generation’s sites through the end of the license renewal periods, and through decommissioning. The following table describes the current status of Generation’s SNF storage facilities.

Site	Date for loss of full core reserve (a)
Braidwood	2012
Byron	Dry cask storage in operation
Clinton	2018
Dresden	Dry cask storage in operation
LaSalle	Dry cask storage in operation
Limerick	Dry cask storage in operation
Oyster Creek	Dry cask storage in operation
Peach Bottom	Dry cask storage in operation
Quad Cities	Dry cask storage in operation
Salem	Dry cask storage in operation
Three Mile Island (b)	2023

(a)	The date for loss of full core reserve identifies when the on-site storage pool will no longer have sufficient space to receive a full complement of fuel from the reactor core. Dry cask storage will be in operation at those sites prior to the closing of their on-site storage pools.
(b)	The DOE previously has indicated it will begin accepting spent fuel in 2020. If this does not occur, Three Mile Island will need an onsite dry cask storage facility.

For a discussion of matters associated with Generation’s contracts with the DOE for the disposal of SNF, see Note 18 of the Combined Notes to Consolidated Financial Statements.

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

Generation is currently utilizing on-site storage capacity at its nuclear generation stations for limited amounts of LLRW and has been shipping its Class A LLRW, which represent 93% of LLRW generated at its stations, to disposal facilities in Utah and South Carolina. The disposal facility in South Carolina at present is only receiving LLRW from LLRW generators in South Carolina, New Jersey (which includes Oyster Creek and Salem), and Connecticut. Generation has pending license amendments for its Peach Bottom and LaSalle stations that will allow it to store LLRW from its remaining stations that have limited capacity. If approved, there will enough storage capacity to store all Class B and C LLRW for the life of all stations in Generations nuclear fleet. Generation continues to pursue alternative disposal strategies for LLRW, including an LLRW reduction program to minimize cost impacts and on-site storage.

Nuclear Insurance. Generation is subject to liability, property damage and other risks associated with a major accidental outage at any of its nuclear stations. Generation has reduced its financial exposure to these risks through insurance and other industry risk-sharing provisions. See “Nuclear Insurance” within Note 18 of the Combined Notes to Consolidated Financial Statements for details.

For information regarding property insurance, see ITEM 2. Properties—Generation. Generation is self-insured to the extent that any losses may exceed the amount of insurance maintained or are within the policy deductible for its insured losses. Such losses could have a material adverse effect on Exelon’s and Generation’s financial condition and results of operations.

Decommissioning. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Exelon Corporation, Executive Overview; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Nuclear Decommissioning Asset Retirement Obligations and Nuclear Decommissioning Trust Fund Investments; and Notes 2, 8 and 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding Generation’s NDT funds and its decommissioning obligations.

Dresden Unit 1 and Peach Bottom Unit 1 have ceased power generation. SNF at Dresden Unit 1 is currently being stored in dry cask storage until a permanent repository under the NWPA is completed. All SNF for Peach Bottom Unit 1, which ceased operation in 1974, has been removed from the site and the SNF pool is drained and decontaminated. Generation’s estimated liability to decommission Dresden Unit 1 and Peach Bottom Unit 1 was $182 million at December 31, 2010. As of December 31, 2010, NDT funds set aside to pay for these obligations were $330 million.

Zion Station Decommissioning. On December 11, 2007, Generation entered into an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC. (EnergySolutions) and ZionSolutions, under which ZionSolutions has assumed responsibility for decommissioning Zion Station, which is located in Zion, Illinois and ceased operation in 1998.

On September 1, 2010, Generation and EnergySolutions completed the transactions contemplated by the ASA. Specifically, Generation transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in related NDT funds. In consideration for Generation’s transfer of those assets, ZionSolutions assumed decommissioning and other liabilities associated with Zion Station. Pursuant to the ASA, ZionSolutions can periodically request reimbursement from the Zion Station-related NDT funds for costs incurred related to the decommissioning efforts at Zion Station. However, ZionSolutions is subject to certain restrictions on its ability to request reimbursement; specifically, if certain milestones as defined in the ASA are not met, all or a portion of requested reimbursements shall be deferred until such milestones are met. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding Zion Station Decommissioning.

Fossil, Hydroelectric and Renewable Facilities

Generation operates various fossil, hydroelectric and renewable facilities and maintains ownership interests in several other facilities including LaPorte, Keystone, Conemaugh and Wyman, which are operated by third parties. In 2010 and 2009, electric supply (in GWh) generated from owned fossil, hydroelectric and renewable generating facilities was 6% of Generation’s total electric supply. The majority of this output was dispatched to support Generation’s power marketing activities. For additional information regarding Generation’s electric generating facilities, see ITEM 2. Properties—Generation.

John Deere Renewables. On December 9, 2010, Generation acquired all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power, for approximately $893 million in cash. Generation acquired 735 MWs of installed, operating wind capacity located in eight states. Approximately 75% of the operating portfolio’s expected output is already sold under long-term power purchase arrangements. Additionally, Generation will pay up to $40 million related to three projects with a capacity of 230 MWs which are currently in advanced stages of development, contingent upon meeting certain contractual commitments related to the commencement of construction of each project. This contingent consideration was valued at $32 million of which approximately $16 million has been recorded as a current liability and the remainder has been recorded as a noncurrent liability. As a result, total consideration recorded for the Exelon Wind acquisition was $925 million. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information regarding the Exelon Wind acquisition.

Plant Retirements. On December 2, 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011. The units to be retired are Cromby Generating Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating Station (Eddystone) Unit 1 and Unit 2. These actions were in response to the economic outlook related to the continued operation of these four units. Subsequently, PJM determined that transmission reliability upgrades will be necessary to alleviate reliability impacts and that those upgrades will be completed in a manner that will permit Generation’s retirement of the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on December 31, 2011; and Eddystone Unit 2 on June 1, 2012. These dates are dependent upon the completion of required transmission reliability upgrades and may be subject to further change. Generation revised the depreciable useful lives for the affected units to reflect the revised deactivation dates. For more information regarding plant retirements, see Note 14 of the Combined Notes to Consolidated Financial Statements.

Licenses. Fossil and renewable generation plants are generally not licensed, and, therefore, the decision on when to retire plants is, fundamentally, a commercial one. FERC has the exclusive authority to license most non-Federal hydropower projects located on navigable waterways or Federal lands, or connected to the interstate electric grid. The license for the Conowingo Hydroelectric Project expires on August 31, 2014 and for the Muddy Run Pumped Storage Facility Project expires on September 1, 2014. In March 2009, Generation filed a Pre-Application Document and Notice of Intent to renew the licenses, pursuant to FERC relicensing requirements. For those plants located within the control areas administered by PJM or the New England control area administered by ISO-NE, notice is required to be provided to PJM or ISO-NE, as applicable, before a plant can be retired.

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

Long-Term Contracts

In addition to energy produced by owned generation assets, Generation sells electricity purchased under the following long-term contracts in effect as of December 31, 2010:

Seller	Location	Expiration	Capacity (MW)
Kincaid Generation, LLC	Kincaid, Illinois	2013	1,108
Tenaska Georgia Partners, LP (a)	Franklin, Georgia	2030	945
Tenaska Frontier, Ltd	Shiro, Texas	2020	830
Green Country Energy, LLC (b)	Jenks, Oklahoma	2022	778
Elwood Energy, LLC	Elwood, Illinois	2012	775
Lincoln Generating Facility, LLC	Manhattan, Illinois	2011	664
Wolf Hollow	Granbury, Texas	2023	350
Old Trail Windfarm, LLC	McLean, Illinois	2026	198
Others (c)	Various	2011 to 2028	491

Total			6,139

(a)	Generation has sold its rights to 945 MW of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a PPA with Georgia Power, a subsidiary of Southern Company for a 20 year period that began on June 1, 2010.
(b)	Commencing June 1, 2012 and lasting for 10 years, Generation has agreed to sell its rights to 520 MW, or approximately two-thirds, of capacity, energy, and ancillary services supplied from its existing long-term contract with Green Country Energy, LLC through a PPA with Public Service Company of Oklahoma, a subsidiary of American Electric Power Company, Inc..
(c)	Includes long-term capacity contracts with seven counterparties.

Fuel

The following table shows sources of electric supply in GWh for 2010 and estimated for 2011:

	Source of Electric Supply (a)
	2010	2011 (Est.)
Nuclear	140,010	139,375
Purchases—non-trading portfolio	21,062	18,055
Fossil, renewable and hydroelectric	10,717	11,253

Total supply	171,789	168,683

(a)	Represents Generation’s proportionate share of the output of its generating plants.

The fuel costs for nuclear generation are substantially less than for fossil-fuel generation. Consequently, nuclear generation is generally the most cost-effective way for Generation to meet its wholesale obligations, including to ComEd and PECO, and some of Generation’s retail business requirements.

The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore into uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, the enrichment of the uranium hexafluoride and the fabrication of fuel assemblies. Generation has uranium concentrate inventory and supply contracts sufficient to meet all of its uranium concentrate requirements through 2015. Generation’s contracted conversion services are sufficient to meet all of its uranium conversion requirements through 2015. All of Generation’s enrichment requirements have been contracted through 2012. Contracts for fuel fabrication have been obtained through 2013. Generation does not anticipate difficulty in obtaining the necessary uranium concentrates or conversion, enrichment or fabrication services to meet the nuclear fuel requirements of its nuclear units.

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

Generation uses financial instruments to mitigate price risk associated with certain commodity price exposures. Generation also hedges forward price risk with both over-the-counter and exchange-traded instruments. See Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates and Note 9 of the Combined Notes to Consolidated Financial Statements for additional information regarding derivative financial instruments.

Power Team

Generation’s wholesale marketing and retail electric supplier operations include the physical delivery and marketing of power obtained through its generation capacity and through long-term, intermediate-term and short-term contracts. Generation seeks to maintain a net positive supply of energy and capacity, through ownership of generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Generation has also contracted for access to additional generation through bilateral long-term PPAs. PPAs are commitments related to power generation of specific generation plants and/or are dispatchable in nature similar to asset ownership. Generation enters into PPAs as part of its overall strategic plan, with objectives such as obtaining low-cost energy supply sources to meet its physical delivery obligations to customers and assisting customers to meet renewable portfolio standards. Generation may buy power to meet the energy demand of its customers, including ComEd and PECO. These purchases may be for more than the energy demanded by Power Team’s customers. Power Team then sells this open position, along with capacity not used to meet customer demand, in the wholesale electricity markets. Where necessary, Generation also purchases transmission service to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs in markets without an organized RTO. Generation also incorporates contingencies into its planning for extreme weather conditions, including potentially reserving capacity to meet summer loads at levels representative of warmer-than-normal weather conditions.

Generation also manages the price and supply risks for energy and fuel associated with generation assets and the risks of power marketing activities. Generation implements a three-year ratable sales plan to align its hedging strategy with its financial objectives. Generation also enters into transactions that are outside of this ratable sales plan, such as a financial swap with ComEd that is described below and runs into 2013. However, except for the ComEd swap arrangement, Generation is exposed to relatively greater commodity price risk beyond 2011 for which a larger portion of its electricity portfolio may be unhedged. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years. As of December 31, 2010, the percentage of expected generation hedged was 90%-93%, 67%-70%, and 32%-35% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts, including sales to ComEd and PECO to serve their retail load. A portion of Generation’s hedging strategy may be implemented through the use of fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The trading portfolio is subject to a risk management policy that includes stringent risk management limits including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the corporate risk management group and Exelon’s RMC monitor the financial risks of the power marketing activities. Generation also uses financial and commodity contracts for proprietary trading purposes, but this activity accounts for only a small portion of Generation’s efforts.

At December 31, 2010, Generation’s short and long-term commitments relating to the purchase and sale of energy and capacity from and to unaffiliated utilities and others were as follows:

(in millions)	Net Capacity Purchases (a)	Power Only Purchases (b)	Power Only Sales	Transmission Rights Purchases (c)
2011	$291	$60	$1,632	$9
2012	274	17	758	9
2013	151	—	314	6
2014	147	—	149	—
2015	141	—	150	—
Thereafter	940	—	670	—

Total	$1,944	$77	$3,673	$24

(a)	Net capacity purchases include PPAs and other capacity contracts that are accounted for as operating leases. Amounts presented as commitments represent Generation’s expected payments under these arrangements at December 31, 2010, including certain capacity charges which are subject to plant availability.
(b)	Excludes renewable energy PPA contracts that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

ComEd procures all of its electricity through a competitive procurement process, through which Generation supplies a portion of ComEd’s load. Additionally, in order to fulfill a requirement of the Illinois Settlement, Generation and ComEd entered into a five-year financial swap contract that expires on May 31, 2013. See ComEd—Retail Electric Services, Procurement Related Proceedings for additional information regarding ComEd’s procurement-related proceedings and the financial swap contract.

Generation had a PPA with PECO under which Generation supplied PECO with all of PECO’s electric supply needs through December 31, 2010. Generation supplied electricity to PECO from its portfolio of generation assets, PPAs and other market sources. As of January 1, 2011, PECO procures all of its electricity through a competitive procurement process, through which Generation will continue to supply a portion of PECO’s load. See PECO—Retail Electric Services, Procurement Related Proceedings for additional information regarding PECO’s competitive, full-requirements energy-supply procurement process after 2010.

Capital Expenditures

Generation’s business is capital intensive and requires significant investments in energy generation and in other internal infrastructure projects. Generation’s estimated capital expenditures for 2011 are as follows:

(in millions)
Nuclear fuel (a)	$1,025
Production plant	850
Uprates	475
Wind	225

Total	$2,575

(a)	Includes Generation’s share of the investment in nuclear fuel for the co-owned Salem plant

ComEd

ComEd is engaged principally in the purchase and regulated retail sale of electricity and the provision of distribution and transmission services to a diverse base of residential, commercial and industrial customers in northern Illinois. ComEd is a public utility under the Illinois Public Utilities Act subject to regulation by the ICC related to distribution rates and service, the issuance of securities, and certain other aspects of ComEd’s business. ComEd is a public utility under the Federal Power Act subject to regulation by FERC related to transmission rates and certain other aspects of ComEd’s business. Specific operations of ComEd are also subject to the jurisdiction of various other Federal, state, regional and local agencies. Additionally, ComEd is subject to mandatory reliability standards set by the NERC.

ComEd’s retail service territory has an area of approximately 11,300 square miles and an estimated population of 9 million. The service territory includes the City of Chicago, an area of about 225 square miles with an estimated population of 3 million. ComEd has approximately 3.8 million customers.

ComEd’s franchises are sufficient to permit it to engage in the business it now conducts. ComEd’s franchise rights are generally nonexclusive rights documented in agreements and, in some cases, certificates of public convenience issued by the ICC. With few exceptions, the franchise rights have stated expiration dates ranging from 2011 to 2066. ComEd anticipates working with the appropriate agencies to extend or replace the franchise agreements prior to expiration.

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

At December 31, 2010, approximately 66,200 retail customers (primarily commercial and industrial customers), representing approximately 52% of ComEd’s annual retail kWh sales, had elected to purchase their electricity from a competitive electric generation supplier. There are currently a minimal number of residential customers being served by alternate suppliers. Customers who receive electricity from a competitive electric generation supplier continue to pay a delivery charge to ComEd. Under the current regulatory mechanisms in effect, ComEd is permitted to recover its electricity procurement costs from retail customers, without mark-up. Thus, although energy sales affect ComEd’s reported revenues, they do not affect its net income, as the energy sales are offset by equal amount of purchased power expense.

Under Illinois law, ComEd is required to deliver electricity to all customers. ComEd’s obligation to provide generation supply service, which is referred to as a POLR obligation, primarily varies by customer size. ComEd’s obligation to provide such service to residential customers and other small customers with demands of under 100 kW continues for all customers who do not or cannot choose a competitive electric generation supplier or who choose to return to the utility after taking service from a competitive electric generation supplier. ComEd does not have a fixed-price generation supply service obligation to most of its largest customers with demands of 100 kW or greater, as this group of customers has previously been declared competitive. Beginning June 2010 ComEd had no fixed price generation supply service obligations for customers with demands of 100-400 kW. Customers with competitive declarations may still purchase power and energy from ComEd, but only at hourly market prices.

Procurement Related Proceedings. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Beginning on January 1, 2007, ComEd procured 100% of energy to meet its load service requirements through ICC-approved staggered SFCs with various suppliers, including Generation. Beginning in June 2009, under the Illinois Settlement Legislation, the IPA designs, and the ICC approves an electricity supply portfolio for ComEd and administers a competitive process under which ComEd procures its electricity supply from various suppliers, including Generation. In order to fulfill a requirement of the Illinois Settlement, ComEd hedged the price of a significant portion of energy purchased on the spot market with a five-year variable-to-fixed financial swap contract with Generation that expires on May 31, 2013. See Notes 2 and 9 of the Combined Notes to Consolidated Financial Statements for additional information regarding ComEd’s procurement-related proceedings and the financial swap contract.

Electric Distribution Rate Cases. The ICC issued an order in ComEd’s 2007 electric distribution rate case approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On November 18, 2010, the Court denied ComEd’s petition for rehearing in connection with the September 30, 2010 ruling. On January 25, 2011, ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court. Subsequent to the Illinois Appellate Court’s ruling, ComEd filed a request with the ICC to allow it to request recovery, through inclusion in the 2010 Rate Case, of $3 million in operation and maintenance costs, as well as carrying costs associated with capital investment in the ICC-approved AMI/Customer Applications pilot program. The AMI pilot program capital investment had already been requested in rate base in the 2010 Rate Case. On December 2, 2010, the ICC approved ComEd’s request. The investment and the pilot program costs are subject to challenge in the 2010 Rate Case proceeding.

On June 30, 2010, ComEd requested ICC approval for an increase of $396 million, subsequently changed to $326 million, to its annual delivery services revenue requirement (2010 Rate Case) to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since its last rate filing in 2007. The requested rate increase also reflects increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The Court’s September 30, 2010 ruling in connection with ComEd’s 2007 electric distribution rate case makes it highly unlikely that the ICC would decide the post-test year accumulated depreciation issue in ComEd’s favor in the 2010 Rate Case. ComEd estimates that its requested revenue requirement increase of $326 million could be reduced by approximately $85 million as a result of this adjustment. Certain parties have submitted testimony recommending significant reductions to ComEd’s requested increase as well as the write-off of certain assets, most notably the regulatory asset associated with severance costs, which was approximately $74 million as of December 31, 2010. Management believes the regulatory asset is appropriate based on the ICC’s orders in ComEd’s last two rate cases. The new electric distribution rates are expected to take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s rate case proceedings.

Other. Illinois law provides that in the event an electric utility, such as ComEd, experiences a continuous power interruption of four hours or more that affects (in ComEd’s case) 30,000 or more customers, the utility may be liable for actual damages suffered by customers as a result of the interruption and may be responsible for reimbursement of local governmental emergency and contingency expenses incurred in connection with the interruption. Recovery of consequential damages is barred. The affected utility may seek from the ICC a waiver of these liabilities when the utility can show that the cause of the interruption was unpreventable damage due to weather events or conditions, customer tampering, or certain other causes enumerated in the law. ComEd does not believe that during the years 2010, 2009 and 2008 it had any interruptions that have triggered this damage liability or reimbursement requirement.

Construction Budget

ComEd’s business is capital intensive and requires significant investments primarily in energy transmission and distribution facilities, to ensure the adequate capacity and reliability of its system. Based on PJM’s RTEP, ComEd has various construction commitments, as discussed in Note 18 of the Combined Notes to Consolidated Financial Statements. ComEd’s most recent estimate of capital expenditures for electric plant additions and improvements for 2011 is $1,015 million which includes RTEP projects. See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further information.

PECO

PECO is engaged principally in the purchase and regulated retail sale of electricity and the provision of transmission and distribution services to retail customers in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services to retail customers in the Pennsylvania counties surrounding the City of Philadelphia. PECO is a public utility under the Pennsylvania Public Utility Code subject to regulation by the PAPUC as to electric and gas distribution rates and service, the issuances of certain securities and certain other aspects of PECO’s operations. PECO is a public utility under the Federal Power Act subject to regulation by FERC as to transmission rates and certain other aspects of PECO’s business and by the U.S. Department of Transportation as to pipeline safety and other aspects of gas operations. Specific operations of PECO are subject to the jurisdiction of various other Federal, state, regional and local agencies. Additionally, PECO is also subject to NERC mandatory reliability standards.

PECO’s combined electric and natural gas retail service territory has an area of approximately 2,100 square miles and an estimated population of 3.8 million. PECO provides electric delivery service in an area of approximately 1,900 square miles, with a population of approximately 3.8 million, including approximately 1.5 million in the City of Philadelphia. PECO supplies natural gas service in an area of approximately 1,900 square miles in southeastern Pennsylvania adjacent to the City of Philadelphia, with a population of approximately 2.3 million. PECO delivers electricity to approximately 1.6 million customers and natural gas to approximately 490,000 customers.

PECO has the necessary authorizations to deliver regulated electric and natural gas service in the various municipalities or territories in which it now supplies such services. PECO’s authorizations consist of charter rights and certificates of public convenience issued by the PAPUC and/or “grandfathered rights,” which are rights generally unlimited as to time and generally exclusive from competition from other electric and natural gas utilities. In a few defined municipalities, PECO’s natural gas service territory authorizations overlap with that of another natural gas utility but PECO does not consider those situations as posing a material competitive or financial threat.

PECO’s kWh sales and peak electricity load are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating. PECO’s highest peak load occurred on August 3, 2006 and was 8,932 MW; its highest peak load during a winter season occurred on December 20, 2004 and was 6,838 MW.

PECO’s natural gas sales are generally higher during the winter months when cold temperatures create demand for winter heating. PECO’s highest daily natural gas send out occurred on January 17, 2000 and was 718 mmcf.

Retail Electric Services

PECO’s retail electric sales and distribution revenues are derived pursuant to rates regulated by the PAPUC. Under the 1998 restructuring settlement, PECO’s electric generation rates were capped through a transition period which ended on December 31, 2010. During the transition period, PECO was authorized to recover from customers $5.3 billion of costs that might not have otherwise been recovered in a competitive market (stranded costs) with a 10.75% return on the unamortized balance through the imposition and collection of a non-bypassable CTC, which was a component of the capped electric generation rate on customer bills. At December 31, 2010, PECO’s stranded costs were fully recovered.

Beginning January 1, 2011, PECO’s electric supply procurement cost rates charged to default service customers are subject to quarterly adjustments designed to recover or refund the difference between PECO’s actual cost of electricity delivered and the amount included in rates without markup through the GSA.

Pennsylvania permits competition by EGSs for the supply of retail electricity while transmission and distribution service remains regulated under the Competition Act. For the year ended December 31, 2010, less than 1% of PECO’s residential and large commercial and industrial and 4% of its small commercial and industrial loads were purchased from alternative EGSs. The small percentage of customer load provided by an alternative EGS is due to the electric generation rate caps that were lower than current market prices throughout the transition period. Customers that choose an alternative EGS are not subject to PECO’s electric supply procurement cost rates. In preparation for the transition to market-based competitive pricing, multiple alternative EGSs began marketing to customers in PECO’s service territory. As of January 31, 2011, PECO believes that at least 10% of residential, 46% of small commercial and industrial and 86% of large commercial and industrial loads will be purchased from alternative EGSs. Beginning with January 2011 customer bills, PECO presented its electric supply Price to Compare, which will be updated quarterly, to assist customers with the evaluation of offers from alternative EGSs. PECO’s average residential Price to Compare for the first three months of 2011 is 9.92 cents per kWh.

Customer selection of an alternative EGS or PECO as default service provider does not impact PECO’s results of operations or financial position. PECO’s cost of electric supply is passed directly through to default service customers without markup. For those customers that choose an alternative EGS, PECO will act as the billing agent but will not record revenues or expenses related to this electric supply. PECO remains the distribution service provider for all the customers in its service territory and charges a regulated rate for delivery service. PECO receives transmission revenue from PJM for customers that select an alternative EGS.

Procurement Proceedings. Prior to January 1, 2011, PECO procured all its electric supply under a full requirements PPA with Generation, which expired on December 31, 2010. The term and procurement costs under the PPA with Generation corresponded with PECO’s transition period and capped electric generation rates in accordance with its 1998 restructuring settlement. Beginning January 1, 2011, PECO’s electric supply for its customers is procured through a competitive process in accordance with its PAPUC-approved DSP Program. During 2010, PECO entered into contracts with PAPUC-approved bidders for its third and fourth competitive procurements of electric supply for default electric service commencing January 2011, which included fixed price full requirement contracts for all procurement classes, spot market price full requirements contracts for the commercial and industrial procurement classes, and block energy contracts for the residential procurement class. As of December 31, 2010, including the previous competitive procurements completed in 2009 and 2010, the 2011 expected electric supply for all customer classes had been substantially procured. PECO will conduct five additional competitive procurements for electric supply for all customer classes during the term of its DSP Program.

Electric Distribution Rate Case. In December 2010, the PAPUC approved a settlement of PECO’s electric distribution rate case filed in August 2010 that provides for an annual revenue increase of $225 million. The approved electric distribution rates became effective on January 1, 2011. The electric distribution rate case settlement and the electric supply procurement results indicate an increase of 5.1% in the average residential customer total electric bill in January 2011, above 2010 bills.

See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Smart Meter and Energy Efficiency Programs

Smart Meter Programs. In April 2010, the PAPUC approved PECO’s $550 million Smart Meter Procurement and Installation Plan, which was filed in accordance with the requirements of Act 129. PECO filed for PAPUC approval of an initial dynamic pricing and customer acceptance program in October 2010, and plans to file for approval of a universal meter deployment plan for its remaining customers in 2012.

Also, in April 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum grant allowable under the program, for its SGIG project—Smart Future Greater Philadelphia. As a result of the SGIG funding, PECO will deploy 600,000 smart meters within three years, accelerate universal deployment of more than 1.6 million smart meters from 15 years to 10 years and increase smart grid investments to approximately $100 million over the next three years. In total, over the next 10 years, PECO is planning to spend up to $650 million on its smart grid and smart meter infrastructure. The SGIG funding will be used to significantly reduce the impact of those investments on PECO customers.

Energy Efficiency Programs. In February 2010, the PAPUC approved PECO’s EE&C plan, which was filed pursuant to Act 129’s EE&C reduction targets. The approved four-year plan totals more than $330 million and includes a CFL program, weatherization programs, an energy efficiency appliance rebate and trade-in program, rebates and energy efficiency programs for non-profit, educational, governmental and business customers, customer incentives for energy management programs and incentives to help customers reduce energy demand during peak periods. In September 2010, PECO filed revisions to the EE&C Plan previously approved in February 2010 that included adjustments to certain incentive levels and the addition of energy efficiency measures to the existing portfolio. These revisions do not impact the total spending or timely recovery under the approved EE&C plan. On January 27, 2011, the PAPUC unanimously approved PECO’s EE&C Plan revisions.

See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Natural Gas

PECO’s natural gas sales and distribution revenues are derived pursuant to rates regulated by the PAPUC. PECO’s purchased natural gas cost rates, which represent a portion of total rates, are subject to quarterly adjustments designed to recover or refund the difference between the actual cost of purchased natural gas and the amount included in rates without markup through the PGC.

PECO’s natural gas customers have the right to choose their natural gas suppliers or to purchase their gas supply from PECO at cost. In 2010, 39% of PECO’s current total yearly throughput was provided by natural gas suppliers other than PECO and is related primarily to the supply of PECO’s large commercial and industrial customers. Natural gas distribution service provided to customers by

PECO remains subject to rate regulation. PECO also provides billing, metering, installation, maintenance and emergency response services at regulated rates.

Procurement Proceedings. PECO’s natural gas supply is provided through purchases from a number of suppliers. These purchases are primarily delivered under long-term firm transportation contracts for terms of up to two years. PECO’s aggregate annual firm supply under these firm transportation contracts is 46 million dekatherms. Peak natural gas is provided by PECO’s liquefied natural gas (LNG) facility and propane-air plant. PECO also has under contract 23 million dekatherms of underground storage through service agreements. Natural gas from underground storage represents approximately 30% of PECO’s 2010-2011 heating season planned supplies.

Natural Gas Distribution Rate Cases. On January 1, 2009, PECO implemented the natural gas distribution rates approved by the PAPUC in its settlement of the 2008 natural gas distribution rate case that provided for an additional $77 million of revenue annually. In December 2010, the PAPUC approved a settlement of PECO’s natural gas distribution rate case filed in August 2010 that provides an increase in annual revenue of $20 million. The approved natural gas distribution rates became effective on January 1, 2011.

See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Construction Budget

PECO’s business is capital intensive and requires significant investments primarily in energy transmission and distribution facilities to ensure the adequate capacity, reliability and efficiency of its system. Based on PJM’s RTEP, PECO has various construction commitments, including costs related to transmission system reliability upgrades due to Generation’s plant retirements, as discussed in Notes 14 and 18 of the Combined Notes to Consolidated Financial Statements. PECO’s most recent estimate of capital expenditures for plant additions and improvements for 2011 is $450 million, which includes capital expenditures related to the smart meter program and SGIG project net of DOE expected reimbursements.

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

As a result of PECO’s 1998 restructuring settlement, retail transmission rates were capped at the level in effect on December 31, 1996, which remained unchanged through December 31, 2010. PECO’s transmission rate included in the PJM Open Access Transmission Tariff is a FERC-approved rate. This is the rate that all load serving entities in the PECO transmission zone pay for transmission service. PECO’s 2010 electric distribution rate case settlement provided for recovery of PJM transmission network service charges and RTEP charges from default service customers, on a full and current basis through a rider.

See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information regarding transmission services.

Employees

As of December 31, 2010, Exelon and its subsidiaries had 19,214 employees in the following companies, of which 8,550 or 44% were covered by collective bargaining agreements (CBAs):

	IBEW Local 15 (a)	IBEW Local 614 (b)	Other CBA agreements (c)	Total Employees Covered by CBA	Total Employees
Generation	1,684	199	1,801	3,684	9,595
ComEd	3,495	—	—	3,495	5,692
PECO	—	1,258	—	1,258	2,423
Other (d)	86	—	27	113	1,504

Total	5,265	1,457	1,828	8,550	19,214

(a)	A separate CBA between ComEd and IBEW Local 15, ratified on November 20, 2009, covers approximately 36 employees in ComEd’s System Services Group.
(b)	1,258 PECO craft and call center employees in the Philadelphia service territory are covered by CBAs with IBEW Local 614. The CBAs expire on March 31, 2015. Additionally, Exelon Power, an operating unit of Generation, has an agreement with IBEW Local 614, which expires on March 31, 2015 and covers 199 employees.
(c)	During 2009 and early 2010, CBAs were agreed to with the following Security Officers unions: Braidwood, Byron, Clinton, Dresden, Oyster Creek and TMI. The agreements generally expire during 2012 except for the agreements at Clinton and Oyster Creek, which expire in 2013. Additionally, during 2009, a 5-year agreement was reached with Oyster Creek Nuclear Local 1289, which will expire in 2015. Also in 2010, a 3-year agreement was negotiated with New England ENEH, UWUA Local 369, which will expire in 2014, and covers 10 employees.
(d)	Other includes shared services employees at BSC.

Environmental Regulation

General

Exelon, Generation, ComEd and PECO are subject to environmental regulation administered by the U.S. EPA and various state and local environmental protection agencies or boards. State and local regulation includes the authority to regulate air, water and noise emissions and solid waste disposals. The Registrants are also subject to legislation regarding environmental matters by the United States Congress and by various state and local jurisdictions where the Registrants operate their facilities.

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

Water

Under the Federal Clean Water Act (Clean Water Act), NPDES permits for discharges into waterways are required to be obtained from the U.S. EPA or from the state environmental agency to which the permit program has been delegated and must be renewed periodically. All of Generation’s power generation facilities discharge industrial wastewater into waterways and are therefore subject to these regulations and operate under NPDES permits or pending applications for renewals of such permits after being granted an administrative extension.

See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information regarding the impact to Exelon of state permitting agencies’ administration of the Phase II rule implementing Section 316(b) of the Clean Water Act, as well as the planned cessation of generation operations at Oyster Creek.

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

Environmental Remediation

ComEd and PECO’s environmental liabilities primarily arise from contamination at former MGP sites. MGPs manufactured gas in Illinois and Pennsylvania from approximately 1850 to the 1950s. ComEd and PECO generally did not operate MGPs as corporate entities but did acquire MGP sites as part of the absorption of smaller utilities, for which they may be liable for environmental remediation. ComEd, pursuant to an ICC order, and PECO, pursuant to the joint settlements of the 2008 and 2010 natural gas distribution rate cases, are recovering environmental remediation costs of the MGP sites through a provision within customer rates. PECO’s 2010 natural gas distribution rate case increased the annual MGP recovery to be collected from customers beginning in January 2011.

The amount to be expended in 2011 at Exelon for compliance with environmental remediation is expected to total $23 million, consisting of $17 million and $6 million at ComEd and PECO, respectively. In addition, Generation, ComEd and PECO may be required to make significant additional expenditures not presently determinable.

See Notes 2 and 18 of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ environmental remediation efforts and related impacts to the Registrants’ results of operations, cash flows and financial position.

Air

Air quality regulations promulgated by the U.S. EPA and the various state and local environmental agencies in Illinois, Massachusetts, Pennsylvania and Texas in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 (Amendments) impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), mercury and other pollutants and require permits for operation of emissions sources. Such permits have been obtained by Exelon’s subsidiaries and must be renewed periodically. The Amendments establish a comprehensive and complex national program to substantially reduce air pollution, including a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and NOx from power plants. Flue-gas desulfurization systems (SO2 scrubbers) have been installed at all of Generation’s coal-fired units.

See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information regarding clean air regulation and legislation in the forms of the proposed Transport Rule, the regulation of hazardous air pollutants from fossil generating stations, and regulation of GHG emissions, in addition to NOVs issued to Generation and ComEd for alleged violations of the Clean Air Act.

Global Climate Change

Exelon believes the evidence of global climate change is compelling and that the energy industry, though not alone, is a significant contributor to the human-caused emissions of GHGs that many in the scientific community believe contribute to global climate change, as reported by the National Academy of Sciences in May 2010. Exelon, as a producer of electricity from predominantly low-carbon generating facilities (such as nuclear, wind and hydroelectric), has a relatively small GHG emission profile, or carbon footprint, compared to other domestic generators of electricity. By virtue of its significant investment in low-carbon intensity assets, Generation’s emission intensity, or rate of carbon dioxide equivalent (CO2e) emitted per unit of electricity generated, is among the lowest in the industry. Exelon does produce GHG emissions, primarily at its fossil fuel-fired generating plants; CO2, methane and nitrous oxide are all emitted in this process, with CO2 representing the largest portion of these GHG emissions. GHG emissions from Generation’s combustion of fossil fuels represent approximately 90% of Exelon’s total GHG emissions. However, only approximately 6% of Exelon’s total electric supply is provided by its fossil fuel generating plants. Other GHG emission sources at Exelon include natural gas (methane) leakage on the gas pipeline system and the coal piles at its generating plants, sulfur hexafluoride (SF6) leakage in its electric operations and refrigerant leakage from its chilling and cooling equipment as well as fossil fuel combustion in its motor vehicles and usage of electricity in its facilities. Despite its small carbon footprint, Exelon believes its operations could be significantly affected by the possible physical risks of climate change and by mandatory programs to reduce GHG emissions. See Item 1A. Risk Factors for information regarding the market and financial, regulatory and legislative, and operational risks associated with climate change.

Climate Change Regulation. Exelon is, or may become, subject to climate change regulation or legislation at the international, Federal, regional and state levels.

International Climate Change Regulation. At the international level, the United States is currently not a party to the Kyoto Protocol, which is a protocol to the United Nations Framework Convention on Climate Change (UNFCCC) and became effective for signatories on February 16, 2005. The United Nations’ Kyoto Protocol process generally requires developed countries to cap GHG emissions at certain levels during the 2008-2012 time period. At the conclusion of the December 2007 United Nations Climate Change Conference in Bali, Indonesia, the Bali Action Plan was adopted, which identifies a work group, process and timeline for the consideration of possible post-2012 international actions to further address climate change. In December 2009, the United States agreed to the non-binding Copenhagen Accord at the conclusion of the 15th Conference of the Parties under the UNFCCC. Under the Copenhagen Accord, the United States agreed to undertake a number of voluntary measures, including the establishment of a goal to reduce GHG emissions and contributions toward a fund to assist developing nations to address their GHG emissions. The Conference of the Parties met in Mexico in December 2010 and while some progress was made in the Cancun Agreement, the fundamental issues around GHG emission reductions and a successor to the Kyoto Protocol remain unresolved. The next Conference of the Parties meeting will be held in December 2011 in South Africa.

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

Numerous bills were introduced in Congress during the 111th Congress that address climate change from different perspectives, including direct regulation of GHG emissions and the establishment of Federal Renewable Portfolio Standards, but none were passed by both houses of Congress. Exelon supports the enactment, through Federal legislation, of a cap-and-trade program for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and protect consumers. Exelon believes that any mechanism for allocation of GHG emission allowances should include significant free grants of allowances to electric (and potentially gas) distribution companies to help offset the cost impact of GHG regulation to the end-use consumer. Over the last few years, Exelon has worked with other businesses and environmental organizations that participate in the United States Climate Action Partnership to support the development of an integrated package of recommendations for the Federal government to address the climate change issue through Federal legislation, including aggressive emission reduction targets for total U.S. emissions and robust cost containment measures to ensure that program costs are reasonable. In reaction to the U.S. EPA’s proposed regulation of GHG emissions, various bills have been introduced in the U.S. House of Representatives that would prohibit or impede the U.S. EPA’s rulemaking efforts. The timing of the consideration of such legislation is unknown.

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

Regional and State Climate Change Legislation and Regulation. At a regional level, on November 15, 2007, six Midwest state Governors (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) signed the Midwestern Greenhouse Gas Accord. Under that Accord, an inter-state work group was formed to establish a Midwestern GHG Reduction Program that will: (1) establish GHG reduction targets and timeframes consistent with member state targets; (2) develop a market-based and multi-sector cap-and-trade program to help achieve GHG reductions; and (3) develop other mechanisms and policies to assist in meeting GHG reduction targets (e.g. a low carbon fuel standard). In May 2010, an advisory group appointed by the Governors issued recommendations, but no actions have been taken on the recommendations.

At the state level, the PCCA was signed into law in Pennsylvania in July 2008. The PCCA requires, among other things, that: a Climate Change Advisory Committee be formed; a report on the potential impact of climate change in Pennsylvania be developed; the PA DEP develop a GHG inventory for Pennsylvania; a voluntary GHG registry be identified; and the PA DEP, in consultation with the Climate Change Advisory Committee, develop a Climate Change Action Plan for Pennsylvania to be reviewed with the Pennsylvania General Assembly. The Climate Change Advisory Committee issued its recommendations for an Action Plan for consideration by the Pennsylvania legislature on October 9, 2009.

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

Despite Exelon’s low GHG emission inventory and the absence of a mandatory national program in the United States, Exelon is actively engaged in voluntary reduction efforts. Exelon made a voluntary commitment in 2005 under the U.S. EPA’s Climate Leaders Program to reduce its GHG emissions by 8% from 2001 levels by the end of 2008. Exelon achieved this goal by reducing its carbon dioxide-equivalent (CO2e) emissions to 9.7 million metric tons in 2008, from a 2001 baseline of 15.7 million metric tons. This was accomplished through the retirement of older, inefficient fossil power plants, reduced leakage of SF6, increased use of renewable energy and energy efficiency initiatives.

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

Through Exelon 2020, Exelon is pursuing three broad strategies: reducing or offsetting its own carbon footprint, helping customers and communities reduce their GHG emissions, and offering more low-carbon electricity in the marketplace. In 2010, Exelon announced that it had achieved just over 50% of the annual Exelon 2020 goal. The planned retirement of fossil units, Cromby Units 1 and 2 and Eddystone Unit 1 in 2011 and Eddystone Unit 2 in 2012, will further contribute to fully achieving the goal. The early retirement of Oyster Creek may result in increased generation from fossil generating plants in the PJM RTO, which could result in increased GHG emissions under Exelon 2020 through reverse displacement. The current plan for achieving the Exelon 2020 goal accounts for these events.

Initiatives to reduce Exelon’s own carbon footprint include reducing building energy consumption by 25%, reducing vehicle fleet emissions, improving the efficiency of the generation and delivery system for electricity and natural gas, and developing an industry-leading green supply chain. Plans to help customers reduce their GHG emissions include ComEd’s Smart Ideas portfolio of energy efficiency programs, a similar portfolio of energy efficiency programs at PECO to meet the requirements of Act 129, the implementation of smart-meters and real-time pricing programs and a broad array of communication initiatives to increase customer awareness of approaches to manage their energy consumption. See Note 2 of the Combined Notes to Consolidated Financial Statements for further information regarding ComEd and PECO smart grid filings and stimulus grant awards. Finally, Exelon will offer more low-carbon electricity in the marketplace by increasing its investment in renewable power and adding capacity to existing nuclear plants through uprates.

Exelon has incorporated Exelon 2020 into its overall business plans and has an organized implementation effort underway. This implementation effort includes a periodic review and refinement of Exelon 2020 initiatives in light of changing market conditions. Specific initiatives and the amount of expenditures to implement the plan will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards. As further legislation and regulation imposing requirements on emissions of air pollutants are promulgated, Exelon’s emissions reduction efforts will position the company to benefit from the long-term positive impact of the requirements on capacity and energy prices while minimizing the impact of costs of compliance on Exelon’s operations, cash flows or financial position.

The Exelon 2020 strategy is reviewed annually and updated to reflect changes in the market, regulations, technology and other factors that affect the merit of various GHG abatement options. In spite of the recent economic downturn, the decline in wholesale power prices and the uncertainty of Federal climate policy, Exelon 2020 has been demonstrated to be a sustainable business strategy.

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

The Illinois Settlement Legislation required that procurement plans implemented by electric utilities include cost-effective renewable energy resources or approved equivalents such as RECs in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers by June 1, 2008, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. Utilities are allowed to pass-through any costs from the procurement of these renewable resources or approved equivalents subject to legislated rate impact criteria. As of December 31, 2010, ComEd had purchased sufficient renewable energy resources or equivalents, such as RECs, to comply with the Illinois Settlement Legislation. See Note 2 and Note 18 of the Combined Notes to Consolidated Financial Statements for additional information.

The AEPS Act is effective for PECO beginning in 2011, following the expiration of PECO’s transition period. During 2011, PECO will be required to supply approximately 3.5% and 6.2% of electric energy generated from Tier I (including solar, wind power, low-impact hydropower, geothermal energy, biologically derived methane gas, fuel cells, biomass energy, coal mine methane and black liquor generated within Pennsylvania) and Tier II (including waste coal, demand-side management, large-scale hydropower, municipal solid waste, generation of electricity utilizing by-products of the pulping process and wood, distributed generation systems and integrated combined coal gasification technology) alternative energy resources, respectively, as measured in AECs. The compliance requirements will incrementally escalate to 8.0% for Tier I and 10.0% for Tier II by 2021. In order to prepare for the first year of required compliance, PECO procured and banked AECs in accordance with their PAPUC-approved plan over the past three years. PECO has entered into five-year agreements and ten-year agreements with accepted bidders, including Generation, to purchase annually 452,000 non-solar and 8,000 solar Tier 1 AECs, respectively. PECO also purchases AECs through its DSP Program full requirement contracts. In November 2010, PECO filed a petition with the PAPUC for approval to procure Tier II AECs to satisfy PECO’s compliance requirements for the AEPS reporting years ending 2011 and 2012.

Similar to ComEd and PECO, Generation’s retail electric business must source a portion of the electric load it serves in IL and PA from renewable resources or approved equivalents such as RECs. While Generation is not directly affected by RPS or AEPS legislation from a compliance perspective, potential regulation and legislation regarding renewable and alternative energy resources could increase the pace of development of wind and other renewable/alternative energy resources, which could put downward pressure on wholesale market prices for electricity in some markets where Exelon operates generation assets. At the same time, such developments may present some opportunities for sales of Generation’s renewable power, including from Exelon Wind, Generation’s hydroelectric and landfill gas generating stations and wind energy PPAs.

See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Executive Officers of the Registrants as of February 10, 2011

Name	Age	Position	Period
Rowe, John W.	65	Chairman, Chief Executive Officer and Director, Exelon	2000 - Present
		Chairman, Generation	2008 - Present
		Chairman, PECO	2007 - Present
		President, Exelon	2004 - 2008
		President, Generation	2007 - 2008
		Director, ComEd	2009 - Present
		Director, PECO	2005 - Present
Crane, Christopher M.	52	President and Chief Operating Officer, Exelon; President, Generation	2008 - Present
		Chief Operating Officer, Generation	2007 - 2010
		Executive Vice President, Exelon	2007 - 2008
		President and Chief Nuclear Officer, Exelon Nuclear; Senior Vice President, Exelon	2004 - 2007
Clark, Frank M.	65	Chairman and Chief Executive Officer, ComEd	2005 - Present
		Director, ComEd	2002 - Present
O’Brien, Denis P.	50	Chief Executive Officer, PECO; Executive Vice President, Exelon	2007 - Present
		President and Director, PECO	2003 - Present
Gillis, Ruth Ann M.	56	President, Exelon Business Services Company	2005 - Present
		Executive Vice President, Exelon	2008 - Present
		Chief Administrative and Diversity Officer, Exelon	2010 - Present
		Chief Diversity Officer, Exelon	2009 - 2010
		Senior Vice President, Exelon	2002 - 2008

Name	Age	Position	Period
Von Hoene Jr., William A.	57	Executive Vice President, Finance and Legal, Exelon	2009 - Present
		Executive Vice President and General Counsel, Exelon	2008 - 2009
		Senior Vice President, Exelon Business Services Company	2004 - 2009
		Senior Vice President, Exelon	2006 - 2008
Hilzinger, Matthew F.	47	Senior Vice President and Chief Financial Officer, Exelon; Chief Financial Officer, Generation	2008 - Present
		Treasurer, Exelon & Generation	2011 - Present
		Senior Vice President and Corporate Controller, Exelon	2005 - 2008
		Principal Accounting Officer, ComEd; Principal Accounting Officer, PECO	2005 - 2006
		Vice President, ComEd	2004 - 2006
Cornew, Kenneth W.	45	Senior Vice President, Exelon; President, Power Team	2008 - Present
		Senior Vice President, Trading and Origination, Power Team	2007 - 2008
		Senior Vice President, Power Transactions, Power Team	2003 - 2006
Dominguez, Joseph	47	Senior Vice President, Federal Regulatory Affairs & Public Policy, Exelon	2010 - Present
		Senior Vice President, State Governmental Affairs, Generation	2010 - Present
		Senior Vice President, State Regulatory Affairs and General Counsel, Generation	2010 - 2010
		Senior Vice President, Communications and Public Affairs, Exelon	2009 - 2010
		Senior Vice President, Exelon Business Services Company; Senior Vice President, Generation	2007 - 2010
		Vice President and Associate General Counsel, Exelon Business Services Company	2004 - 2007
Pramaggiore, Anne R.	52	President and Chief Operating Officer, ComEd	2009 - Present
		Executive Vice President, Customer Operations, Regulatory and External Affairs, ComEd	2007 - 2009
		Senior Vice President, Regulatory and External Affairs, ComEd	2005 - 2007
Bradford, Darryl M.	55	Senior Vice President and General Counsel, Exelon	2010 - Present
		General Counsel, ComEd	2007 - 2010
		Senior Vice President, Regulatory and Energy Policy, ComEd	2009 - 2010
		Senior Vice President, ComEd	2007 - 2009
		Vice President, ComEd	2005 - 2006

Name	Age	Position	Period
DesParte, Duane M.	47	Vice President and Corporate Controller, Exelon	2008 - Present
		Vice President, Finance, Exelon Business Services Company	2007 - 2008
		Vice President, Business Operations, ComEd; Vice President, Business Operations, PECO	2004 - 2006

Generation

Name	Age	Position	Period
Rowe, John W.	65	Chairman, Generation	2008 - Present
		Chairman, Chief Executive Officer and Director, Exelon	2000 - Present
		Chairman, PECO	2007 - Present
		President, Generation	2007 - 2008
		President, Exelon	2004 - 2008
		Director, ComEd	2009 - Present
		Director, PECO	2005 - Present
Crane, Christopher M.	52	President and Chief Operating Officer, Exelon; President, Generation	2008 - Present
		Chief Operating Officer, Generation	2007 - 2010
		Executive Vice President, Exelon	2007 - 2008
		President and Chief Nuclear Officer, Exelon Nuclear; Senior Vice President, Exelon	2004 - 2007
Pardee, Charles G.	51	Senior Vice President and Chief Operating Officer, Generation	2010 - Present
		President, Exelon Nuclear	2008 -2010
		Chief Nuclear Officer, Generation	2007 - 2010
		Senior Vice President, Generation	2007 - 2008
		Chief Operating Officer, Generation	2005 - 2007
Cornew, Kenneth W.	45	Senior Vice President, Exelon; President, Power Team	2008 - Present
		Senior Vice President, Trading and Origination, Power Team	2007 - 2008
		Senior Vice President, Power Transactions, Power Team	2003 - 2006
Pacilio, Michael J.	50	President, Exelon Nuclear and Chief Nuclear Officer, Generation	2010 - Present
		Chief Operating Officer, Exelon Nuclear	2007 - 2010
		Senior Vice President, Mid-West PWR Operations, Exelon Nuclear	2005 - 2007
Garg, Sunil	44	Senior Vice President, Generation; President, Exelon Power	2010 - Present
		Senior Vice President, Human Resources, Exelon; Senior Vice President, Exelon Business Services Company	2009 - 2010
		Vice President, Exelon Business Services Company	2007 - 2009
		Director of Integrated Business Services, Exelon Business Services Company	2004 - 2007

Name	Age	Position	Period
Dominguez, Joseph	47	Senior Vice President, State Governmental Affairs, Generation	2010 - Present
		Senior Vice President, Federal Regulatory Affairs & Public Policy, Exelon	2010 - Present
		Senior Vice President, State Regulatory Affairs and General Counsel, Generation	2010 - 2010
		Senior Vice President, Communications and Public Affairs, Exelon	2009 - 2010
		Senior Vice President, Exelon Business Services Company; Senior Vice President, Generation	2007 - 2010
		Vice President and Associate General Counsel, Exelon Business Services Company	2004 - 2007
Hilzinger, Matthew F.	47	Senior Vice President and Chief Financial Officer, Exelon; Chief Financial Officer, Generation	2008 - Present
		Senior Vice President and Corporate Controller, Exelon	2005 - 2008
		Treasurer, Exelon and Generation	2011 - Present
		Principal Accounting Officer, ComEd; Principal Accounting Officer, PECO	2005 - 2006
		Vice President, ComEd	2004 - 2006
Galvanoni, Matthew R.	38	Chief Accounting Officer, Generation; Vice President, Assistant Corporate Controller, Exelon Business Services Company	2009 - Present
		Vice President, Comptroller, Accountant and Controller, ComEd; Vice President and Controller, PECO	2007 - 2009
		Director of Financial Reporting and Analysis, Exelon	2006

ComEd

Name	Age	Position	Period
Clark, Frank M.	65	Chairman and Chief Executive Officer, ComEd	2005 - Present
		Director, ComEd	2002 - Present
Pramaggiore, Anne R.	52	President and Chief Operating Officer, ComEd	2009 - Present
		Executive Vice President, Customer Operations, Regulatory and External Affairs, ComEd	2007 - 2009
		Senior Vice President, Regulatory and External Affairs, ComEd	2005 - 2007
Hooker, John T.	62	Executive Vice President, Legislative and External Affairs, ComEd	2009 - Present
		Senior Vice President, State Governmental Affairs and Real Estate and Facilities, ComEd	2008 - 2009
		Senior Vice President, State, Legislative and Governmental Affairs, ComEd	2005 - 2008

Name	Age	Position	Period
Donnelly, Terence R.	50	Executive Vice President, Operations, ComEd	2009 - Present
		Senior Vice President, Transmission and Distribution, ComEd	2007 - 2009
		Senior Vice President, Technical Services, PECO; Senior Vice President, Technical Services, ComEd	2007 - 2007
		Vice President, Transmission and Substations, Exelon Energy Delivery; Vice President, Transmission and Substations, ComEd	2004 - 2007
		Vice President, Transmission and Substations, PECO	2005 - 2006
Trpik Jr., Joseph R.	41	Senior Vice President, Chief Financial Officer and Treasurer, ComEd	2009 - Present
		Vice President & Assistant Corporate Controller, Exelon Business Services Company	2007 - 2009
		Vice President and Assistant Corporate Controller, Exelon	2004 - 2009
		Assistant Controller, ComEd	2004 - 2006
Marquez Jr., Fidel	49	Senior Vice President, Customer Operations, ComEd	2009 - Present
		Vice President of External Affairs and Large Customer Services, ComEd	2007 -2009
		Vice President of External Affairs, Chicago Operations, ComEd	2004 -2006
O’Neill, Thomas S.	48	Senior Vice President, Regulatory and Energy Policy and General Counsel, ComEd	2010 - Present
		Senior Vice President, Exelon	2009 - 2010
		Senior Vice President, New Business Development, Generation; Senior Vice President, New Business Development, Exelon	2009 - 2009
		Vice President, New Plant Development, Generation	2007 - 2009
		Vice President, Licensing and Regulatory, Exelon Nuclear	2005 - 2007
Anthony, J. Tyler	46	Senior Vice President, Distribution Operations, ComEd	2010 - Present
		Vice President, Transmission and Substations, ComEd	2007 - 2010
		Vice President, Transmission and Substations, PECO	2007 - 2007
		Vice President, Outage Planning and Services, Generation	2006 - 2007
		Vice President, Project Management, Exelon Nuclear	2004 - 2006
Waden, Kevin J.	39	Vice President, Comptroller, Accountant and Controller, ComEd	2009 - Present
		Director of Accounting Operations, ComEd	2007 - 2009
		Director of Financial Reporting and Accounting Research, Exelon Energy Delivery	2003 - 2007

PECO

Name	Age	Position	Period
O’Brien, Denis P.	50	Executive Vice President, Exelon; Chief Executive Officer, PECO	2007 - Present
		President and Director, PECO	2003 - Present
Adams, Craig L.	58	Senior Vice President and Chief Operating Officer, PECO	2007 - Present
		Senior Vice President and Chief Supply Officer, Exelon Business Services Company	2004 - 2007
Barnett, Phillip S.	47	Senior Vice President and Chief Financial Officer, PECO	2007 - Present
		Senior Vice President, Corporate Financial Planning, Exelon	2005 - 2007
Bonney, Paul R.	52	Vice President, Regulatory Affairs and General Counsel, PECO	2009 - Present
		General Counsel, Vice President & Assistant Secretary, PECO	2007 - 2009
		Vice President & Deputy General Counsel, Regulatory, Exelon Business Services Company	2001 - 2007
Diaz Jr., Romulo L.	64	Vice President, Governmental and External Affairs, PECO	2009 - Present
		Associate General Counsel, Exelon	2008 - 2009
		City Solicitor, City of Philadelphia	2005 - 2008
Acevedo, Jorge A.	39	Vice President and Controller, PECO	2009 - Present
		Assistant Treasurer, PECO	2010 - Present
		Assistant Controller, Generation	2007 - 2009
		Director of Accounting, Power Team division of Generation	2003 - 2007

ITEM 1A.	RISK FACTORS

Each of the Registrants operates in a market and regulatory environment that poses significant risks, many of which are beyond each Registrant’s control. Management of each Registrant regularly meets with the Chief Risk Officer and the RMC, which is comprised of officers of the Registrants, to identify and evaluate the most significant risks of the Registrants’ businesses, and the appropriate steps to manage and mitigate those risks. The Chief Risk Officer and senior executives of the Registrants discuss those risks with the Risk Oversight and Audit Committees of the Exelon Board of Directors and the ComEd and PECO Boards of Directors. In addition, the Exelon Board of Directors’ Generation Oversight and Energy Delivery Oversight Committees, respectively, evaluate risks related to the generation and energy delivery businesses. The risk factors discussed below may adversely affect one or more of the Registrants’ results of operations and cash flows and the market prices of their publicly traded securities. Each of the Registrants has disclosed the material risks known to it to affect its business at this time. However, there may be further risks and uncertainties that are not presently known or that are not currently believed to be material that may in the future adversely affect its performance or financial condition.

The Registrants’ most significant risks arise as a consequence of: (1) Generation’s position as a predominantly nuclear generator selling power into competitive wholesale markets, and (2) the role of both ComEd and PECO as operators of electric transmission and distribution systems in two of the largest metropolitan areas in the United States. The Registrants’ major risks fall primarily under the following categories:

•

Market and Financial Risks. Exelon’s and Generation’s market and financial risks include the risk of price fluctuations in the wholesale power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as the price of fuels, in particular the price of natural gas and coal, that drive the wholesale market prices that Generation’s nuclear power plants can command, the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, and the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs.

•

Regulatory and Legislative Risks. The Registrants regulatory and legislative risks include changes to the laws and regulations that govern competitive markets and utility cost recovery, and that drive environmental policy. In particular, Exelon’s and Generation’s financial performance may be adversely affected by changes that could affect Generation’s ability to sell power into the competitive wholesale power markets at market-based prices. In addition, potential regulation and legislation regarding climate change and renewable portfolio standards could increase the pace of development of wind energy facilities, which could put downward pressure in some markets on wholesale market prices for electricity from Generation’s nuclear assets, partially offsetting any additional value Exelon and Generation might derive from Generation’s nuclear assets under a carbon constrained regulatory regime that might exist in the future.

•

Operational Risks. The Registrants operational risks include those risks inherent in running the nation’s largest fleet of nuclear power reactors and large electric and gas distribution systems. The safe and effective operation of the nuclear facilities and the ability to effectively manage the associated decommissioning obligations as well as the ability to maintain the availability, reliability and safety of its energy delivery systems are fundamental to Exelon’s ability to protect and grow shareholder value. Additionally, the operating costs of ComEd and PECO and the opinions of customers and regulators of ComEd and PECO are affected by those companies’ ability to maintain the reliability and safety of their energy delivery systems.

A discussion of each of these risks and other risk factors is included below.

Market and Financial Risks

Generation is exposed to price fluctuations in the wholesale power market, which may negatively affect its results of operations. (Exelon and Generation)

Generation hedges the price risk associated with the generation it owns, or controls through long-term power purchase agreements. Absent any hedging activity through long-term, fixed price transactions, Generation would be exposed to the risk of rising and falling spot market prices in the markets in which its assets are located, which would mean that Generation’s cash flows would vary accordingly.

The wholesale spot market price of electricity for each hour is generally determined by the marginal cost of supplying the next unit of electricity to the market during that hour. Many times, the next unit of electricity will be supplied from generating stations fueled by fossil fuels, and, therefore, the market price of power will reflect the market price of the marginal fuel. As such, changes in the market price of fossil fuels will cause comparable changes to the market price of power. For example, the use of new technologies to recover natural gas from shale deposits is expected to increase natural gas supply and reserves, which will tend to place further downward pressure on natural gas prices and could reduce Generation’s revenue, and, therefore, adversely affect the its financial condition, results of operations and cash flows. Further, in the event that alternative generation resources, such as wind and solar, are mandated through RPS or otherwise subsidized or encouraged through climate legislation or regulation and added to the supply, they could displace a higher marginal cost fossil plant, which could reduce the price at which market participants sell their electricity. This occurrence could then reduce the market price at which all generators in that region, including Generation, would sell their output.

The market price for electricity is also affected by changes in the demand for electricity. Poorer than expected economic conditions, milder than normal weather, and the growth of energy efficiency and demand response programs can depress demand. The result is that higher-cost generating resources do not run as frequently, putting downward pressure on market prices for electricity. The continued sluggish economy in the United States has in fact led to a slow down in the growth of demand for electricity. If this continues, it could adversely affect the Registrants’ ability to pay dividends or fund other discretionary uses of cash such as growth projects. A slow recovery could result in a prolonged depression of or further decline in commodity prices, which could also adversely affect Exelon’s and Generation’s results of operations, cash flows and financial position.

In addition to price fluctuations, Generation is exposed to other risks of the wholesale power market that are beyond its control and may negatively affect its results of operations. (Exelon and Generation)

Credit Risk. In the bilateral markets, Generation is exposed to the risk that counterparties that owe Generation money, or are obligated to purchase energy or fuel from Generation, will not perform their obligations for operational or financial reasons. In the event the counterparties to these arrangements fail to perform, Generation might be forced to purchase or sell energy or fuel in the wholesale markets at less favorable prices and incur additional losses, to the extent of amounts, if any, already paid to the counterparties. In the spot markets, Generation is exposed to risk as a result of default sharing mechanisms that exist within certain markets, primarily RTO’s and ISO’s, the purpose of which is to spread such risk across all market participants. Generation is also a party to agreements with entities in the energy sector that have experienced rating downgrades or other financial difficulties. In addition, the retail businesses subject Generation to credit risk through competitive electricity and natural gas supply activities to serve commercial and industrial companies. Retail credit risk results when customers default on their contractual obligations. This risk represents the loss that may be incurred due to the nonpayment of a customer’s account balance, as well as the loss from the resale of energy previously committed to serve the customer.

Unstable Markets. The wholesale spot markets remain evolving markets that vary from region to region and are still developing practices and procedures. Problems in or the failure of any of these markets could adversely affect Generation’s business. In addition, a significant decrease in market participation could affect market liquidity and have a detrimental effect on market stability.

Market performance and other factors may decrease the value of decommissioning trust funds and benefit plan assets and increase the related obligations, which then could require significant additional funding. (Exelon, Generation, ComEd and PECO)

Disruptions in the capital markets and their actual or perceived effects on particular businesses and the greater economy may adversely affect the value of the investments held within Generation’s NDTs and Exelon’s employee benefit plan trusts. The Registrants have significant obligations in these areas and Exelon and Generation hold substantial assets in these trusts. The asset values are subject to market fluctuations and will yield uncertain returns, which may fall below the Registrants’ projected return rates. A decline in the market value of the NDT fund investments may increase the funding requirements to decommission Generation’s nuclear plants. A decline in the market value of the pension and other postretirement benefit plan assets will increase the funding requirements associated with Exelon’s pension and other postretirement benefit plans. Additionally, Exelon’s pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. If future increases in pension and other postretirement costs as a result of reduced plan assets or other factors are not recoverable from ComEd and PECO customers, the results of operations and financial positions of ComEd and PECO could be negatively affected. Ultimately, if the Registrants are unable to manage the decommissioning trust funds and benefit plan assets and obligations, their results of operations and financial positions could be negatively affected.

Unstable capital and credit markets and increased volatility in commodity markets may adversely affect the Registrants’ businesses in several ways, including the availability and cost of short-term funds for liquidity requirements, the Registrants’ ability to meet long-term commitments, Generation’s ability to hedge effectively its generation portfolio, and the competitiveness and liquidity of energy markets; each could adversely affect the Registrants’ financial condition, results of operations and cash flows. (Exelon, Generation, ComEd and PECO)

The Registrants rely on the capital markets, particularly for publicly offered debt, as well as the banking and commercial paper markets, to meet their financial commitments and short-term liquidity needs if internal funds are not available from the Registrants’ respective operations. Disruptions in the capital and credit markets can adversely affect the Registrants’ ability to access the capital markets or draw on their respective bank revolving credit facilities. The Registrants’ access to funds under those credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Registrants if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Registrants and other borrowers within a short period of time. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could result in the deferral of discretionary capital expenditures, changes to Generation’s hedging strategy to reduce collateral-posting requirements, or a reduction in dividend payments or other discretionary uses of cash.

In addition, the credit facilities for Exelon, Generation and PECO largely expire in October 2012. Exelon anticipates refinancing these credit facilities, approximately $6.4 billion, in the first half of 2011. Disruptions in the capital and credit markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. The Registrants may choose to establish cost-effective alternative liquidity sources as appropriate.

The strength and depth of competition in competitive energy markets depend heavily on active participation by multiple trading parties, which could be adversely affected by disruptions in the capital and credit markets and legislative and regulatory initiatives that may affect participants in commodities transactions. Reduced capital and liquidity and failures of significant institutions that participate in the energy markets could diminish the liquidity and competitiveness of energy markets that are important to the respective businesses of the Registrants. Perceived weaknesses in the competitive strength of the energy markets could lead to pressures for greater regulation of those markets or attempts to replace market structures with other mechanisms for the sale of power, including the requirement of long-term contracts such as the financial swap contract between Generation and ComEd as described further in Note 2 of the Combined Notes to Consolidated Financial Statements, which could have a material adverse effect on Exelon’s and Generation’s results of operations and cash flows.

If any of the Registrants were to experience a downgrade in its credit ratings to below investment grade or otherwise fail to satisfy the credit standards of its trading counterparties, it would be required to provide significant amounts of collateral under its agreements with counterparties and could experience higher borrowing costs. (Exelon, Generation, ComEd and PECO)

Generation’s trading business is subject to credit quality standards that may require market participants to post collateral for their obligations. If Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating) or otherwise fail to satisfy the credit standards of trading counterparties, it would be required under trading agreements to provide collateral in the form of letters of credit or cash, which may have a material adverse effect upon its liquidity. The amount of collateral required to be provided by Generation at any point in time is dependent on a variety of factors, including (1) the notional amount of trading positions, (2) the nature of counterparty and related agreements, and (3) changes in power or other commodity prices. In addition, if Generation were downgraded, it could experience higher borrowing costs as a result of the downgrade. Generation could experience a downgrade in its ratings if any of the credit rating agencies concludes that the level of business or financial risk and overall creditworthiness of the power generation industry or Generation has deteriorated. Changes in ratings methodologies by the credit rating agencies could also have a negative impact on the ratings of Generation.

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

PECO’s operating agreement with PJM and its power and natural gas procurement contracts contain collateral provisions that are affected by its credit rating. If certain wholesale market conditions exist and PECO were to lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide collateral in the form of letters of credit or cash, which may have a material adverse effect upon its liquidity. PECO’s collateral requirements relating to its natural gas supply contracts are a function of market prices. Collateral posting requirements for PECO with respect to these contracts will generally increase as forward market prices fall and decrease as forward market prices rise. Given the relationship to forward market prices, contract collateral requirements can be volatile. In addition, if PECO were downgraded, it could experience higher borrowing costs as a result of the downgrade.

Either or both ComEd and PECO could experience a downgrade in its ratings if any of the credit rating agencies concludes that the level of business or financial risk and overall creditworthiness of the utility industry in general or ComEd or PECO in particular has deteriorated. ComEd or PECO could experience a downgrade if the current regulatory environments in Illinois and Pennsylvania become less predictable by materially lowering returns for utilities in the applicable state or adopting other measures to mitigate higher electricity prices. Additionally, the ratings for ComEd or PECO could be downgraded if either company’s financial results are weakened from current levels due to weaker operating performance or due to a failure to properly manage its capital structure. In addition, changes in ratings methodologies by the agencies could also have a negative impact on the ratings of ComEd or PECO.

ComEd and PECO conduct their respective businesses and operate under governance models and other arrangements and procedures intended to assure that ComEd and PECO are treated as separate, independent companies, distinct from Exelon and other Exelon subsidiaries in order to isolate ComEd and PECO from Exelon and other Exelon subsidiaries in the event of financial difficulty at Exelon or another Exelon subsidiary. These measures (commonly referred to as “ringfencing”) may help avoid or limit a downgrade in the credit ratings of ComEd and PECO in the event of a reduction in the credit rating of Exelon. Despite these ringfencing measures, the credit ratings of ComEd or PECO could remain linked, to some degree, to the credit ratings of Exelon. Consequently, a reduction in the credit rating of Exelon could result in a reduction of the credit rating of ComEd or PECO, or both. A reduction in the credit rating of ComEd or PECO could have a material adverse effect on ComEd or PECO, respectively.

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

Generation buys and sells energy and other products in the wholesale markets and enters into financial contracts to manage risk and hedge various positions in Generation’s power generation portfolio. The proportion of hedged positions in its power generation portfolio may cause volatility in Generation’s future results of operations.

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

Financial performance and load requirements may be adversely affected if Generation is unable to effectively manage its power portfolio. (Exelon and Generation)

A significant portion of Generation’s power portfolio is used to provide power under procurement contracts with ComEd, PECO and other customers. To the extent portions of the power portfolio are not needed for that purpose, Generation’s output is sold in the wholesale market. To the extent its power portfolio is not sufficient to meet the requirements of its customers under the related agreements, Generation must purchase power in the wholesale power markets. Generation’s financial results may be negatively affected if it is unable to cost-effectively meet the load requirements of its customers, manage its power portfolio and effectively handle the changes in the wholesale power markets.

Challenges to tax positions taken by the Registrants as well as tax law changes and the inherent difficulty in quantifying potential tax effects of business decisions, could negatively impact the Registrants’ results of operations and cash flows. (Exelon, Generation, ComEd and PECO)

1999 sale of fossil generating assets. The IRS has challenged Exelon’s 1999 tax position on an involuntary conversion and like-kind exchange transaction. In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions and for the IRS to withdraw its assertion of a $110 million substantial understatement penalty related to the involuntary conversion position. However, Exelon and IRS Appeals failed to reach a settlement on the like-kind exchange position. Exelon expects to initiate litigation on this matter during the second half of 2011. If the IRS is successful in its challenge to the like-kind exchange position, it would accelerate future income tax payments and increase interest expense related to the deferred tax gain that would become currently payable. As of December 31, 2010, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $830 million, excluding penalties. If the deferral were successfully challenged by the IRS, Exelon’s and ComEd’s results of operations could also be negatively impacted by up to $230 million (after tax) related to interest expense. In addition to attempting to impose tax on the like-kind exchange position, the IRS has asserted penalties for a substantial understatement of tax, which could result in an after-tax charge of $86 million to Exelon’s and ComEd’s results of operations should the IRS prevail in asserting the penalties. The timing effects of the final resolution of the like-kind exchange matter are unknown. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information.

Tax reserves and the recoverability of deferred tax assets. The Registrants are required to make judgments in order to estimate their obligations to taxing authorities. These tax obligations include income, real estate, sales and use and employment-related taxes and ongoing appeals issues related to these tax matters. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by the tax authorities. The Registrants also estimate their ability to utilize tax benefits, including those in the form of carryforwards and tax credits. See Notes 1 and 11 of the Combined Notes to Consolidated Financial Statements for additional information.

Increases in customer rates and the impact of economic downturns may lead to greater expense for uncollectible customer balances. Additionally, increased rates could lead to decreased volumes delivered. Both of these factors may decrease ComEd’s and PECO’s results from operations and cash flows. (Exelon, ComEd and PECO)

ComEd’s current procurement plan includes purchasing power through contracted suppliers and the spot market. PECO began procuring power at market-based rates through contracted suppliers and the spot market on January 1, 2011 following the end of its transition period. ComEd’s and PECO’s costs of purchased power are charged to customers without a return or profit component. For PECO, purchased natural gas costs are charged to customers with no return or profit component. Purchased power and natural gas prices fluctuate based on their relevant supply and demand. Significantly higher rates related to purchased power and natural gas can result in declines in customer usage, lower electric transmission and distribution revenues and potentially additional uncollectible accounts expense for ComEd and PECO as well as lower gas distribution revenues for PECO. Also, ComEd’s and PECO’s cash flows can be affected by differences between the time period when electricity and natural gas are purchased and the ultimate recovery from customers.

In addition to increased purchased power charges for ComEd and PECO customers and purchased natural gas costs for PECO customers, the impact of economic downturns on ComEd and PECO’s customers, such as unemployment for residential customers and less demand for products and services provided by commercial and industrial customers, and the related regulatory limitations on residential service terminations may result in an increase in the number of uncollectible customer balances, which would negatively impact ComEd’s and PECO’s results from operations and cash flows. See ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the Registrants’ credit risk.

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

Certain long-lived assets recorded on the Registrants’ statements of financial position may become impaired, which would result in write-offs of the impaired amounts. (Exelon, Generation, ComEd and PECO)

Long-lived assets represent the single largest asset class on the Registrants’ statement of financial position. Specifically, long-lived assets account for 57%, 48%, 58% and 63% of total assets for Exelon, Generation, ComEd and PECO, respectively, as of December 31, 2010. The Registrants evaluate for impairment the carrying value of long-lived assets to be held and used whenever indications of impairment exist. Factors such as the business climate, including current energy and market conditions, environmental regulation, and the condition of assets are considered when evaluating long-lived assets for impairment. An impairment would require the Registrants to reduce the long-lived asset through a non-cash charge to expense by the amount of the impairment, and such an impairment could have a material adverse impact on the Registrants’ results of operations.

Exelon holds certain investments in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. On an annual basis, Exelon reviews the estimated residual values of these leased assets to determine whether any indications of impairment exist. In determining the estimate of residual value, the expectation of future market conditions, including commodity prices, is considered. An impairment would require Exelon to reduce the value of its investment in the plants through a non-cash charge to expense. Such an impairment could have a material adverse impact on Exelon’s results of operations.

Exelon and ComEd had approximately $2.6 billion of goodwill recorded at December 31, 2010 in connection with the merger between PECO and Unicom Corporation, the former parent company of ComEd. Under GAAP, goodwill remains at its recorded amount unless it is determined to be impaired, which is generally based upon an annual analysis that compares the implied fair value of the goodwill to its carrying value. If an impairment occurs, the amount of the impaired goodwill will be written-off and expensed, reducing equity. The actual timing and amounts of any goodwill impairments will depend on many sensitive, interrelated and uncertain variables. Adverse regulatory actions or a fully successful IRS challenge to Exelon’s and ComEd’s like-kind exchange income tax position in combination with changes in significant assumptions used in estimating ComEd’s fair value (e.g., discount and growth rates, utility sector market performance and transactions, operating and capital expenditure requirements and the fair value of debt) could result in an impairment. Such an impairment would result in a non-cash charge to expense, which could have a material impact on Exelon’s and ComEd’s operating results.

See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates and Notes 5 and 7 of the Combined Notes to the Consolidated Financial Statements for additional discussion on long-lived asset and goodwill impairments.

The Registrants’ businesses are capital intensive and the costs of capital projects may be significant. (Exelon, Generation, ComEd and PECO)

The Registrants’ businesses are capital intensive and require significant investments in energy generation and in other internal transmission and distribution infrastructure projects. The Registrants’

results of operations, financial condition, or cash flows could be adversely affected if they were unable to effectively manage their capital projects or raise the necessary capital. See Item 1 of this Form 10-K for further information regarding the Registrants’ potential future capital expenditures.

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

Due to its significant contractual agreements with ComEd, Generation will be negatively affected in the event of non-performance or change in the creditworthiness of ComEd. (Exelon and Generation)

Generation currently provides power under procurement contracts with ComEd for a significant portion of ComEd’s electricity supply requirements. In addition, Generation entered into a financial swap contract with ComEd, effective August 2007, to hedge a portion of ComEd’s electricity supply requirements through May 2013. Consequently, Generation is highly dependent on ComEd’s continued payments under these procurement contracts and would be adversely affected by negative events affecting these agreements, including the non-performance or a significant change in the creditworthiness of ComEd. A default by ComEd under these agreements would have an adverse effect on Generation’s results of operations and financial position.

Generation’s business may be negatively affected by competitive electric generation suppliers. (Exelon and Generation)

Because retail customers where Generation serves load can switch from their respective energy delivery company to a competitive electric generation supplier for their energy needs, planning to meet Generation’s obligation to provide the supply needed to serve Generation’s share of an electric distribution companies’ default service obligation is more difficult than planning for retail load before the advent of retail competition. Before retail competition, the primary variables affecting projections of load were weather and the economy. With retail competition, another major factor is the ability of retail customers to switch to competitive electric generation suppliers. If fewer of such customers switch from its retail load serving counterparties than Generation anticipates, the load that Generation must serve will be greater than anticipated, which could, if market prices have increased, increase Generation’s costs (due to its need to go to market to cover its incremental supply obligation) more than the increase in Generation’s revenues. If more customers switch than Generation anticipates, the load that Generation must serve will be lower than anticipated, which could, if market prices have decreased, cause Generation to lose opportunities in the market.

Regulatory and Legislative Risks

The Registrants’ generation and energy delivery businesses are highly regulated and could be subject to adverse regulatory and legislative actions. Fundamental changes in regulation or legislation could disrupt the Registrants’ business plans and adversely affect their operations and financial results. (Exelon, Generation, ComEd and PECO)

Substantially all aspects of the businesses of the Registrants are subject to comprehensive Federal or state regulation and legislation. Further, Exelon’s and Generation’s operating results and cash flows are heavily dependent upon the ability of Generation to sell power at market-based rates, as opposed to cost-based or other similarly regulated rates, and Exelon’s, ComEd’s and PECO’s operating results and cash flows are heavily dependent on their ability to recover their costs for the retail purchase and distribution of power to their customers. In the planning and management of operations, the Registrants must address the effects of regulation on their businesses and changes in the regulatory framework, including initiatives by Federal and state legislatures, RTOs, ratemaking agencies and taxing authorities. Fundamental changes in regulations or other adverse legislative actions impacting the Registrants’ businesses would require changes in their business planning models and operations and could adversely affect their results of operations, cash flows and financial position.

Regulatory and legislative developments related to climate change and RPS may also significantly affect Exelon’s and Generation’s results of operations, cash flows and financial positions. Various legislative and regulatory proposals to address climate change through GHG emission reductions, if enacted, could result in increased costs to entities that generate electricity through carbon-emitting fossil fuels, which could increase the market price at which all generators in that region, including Generation, may sell their output, thereby increasing the revenue Generation could realize from its low-carbon nuclear assets. However, regulation or legislation addressing climate change through an RPS could also increase the pace of development of wind energy facilities in the Midwest, which could put downward pressure on wholesale market prices for electricity from Generation’s Midwest nuclear assets, partially offsetting any additional value Exelon and Generation might derive from Generation’s nuclear assets under a carbon constrained regulatory regime that might exist in the future. The Registrants cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on the Registrants.

Generation may be negatively affected by possible Federal or state legislative or regulatory actions that could affect the scope and functioning of the wholesale markets. (Exelon and Generation)

Federal and state legislative and regulatory bodies are facing pressures to address consumer concerns that energy prices in wholesale markets are too high because the competitive model is not working, and are therefore facing calls for some form of re-regulation or some other means of reducing wholesale market prices. As the energy markets continue to mature, a low number of wholesale market power participants entering procurement proceedings may also influence how certain regulators and legislators view the effectiveness of these competitive markets.

The criticism of restructured electricity markets, which has escalated in recent years as retail rate freezes have expired, is expected to continue in 2011. Generation is dependent on robust and competitive wholesale energy markets to achieve its business objectives.

Approximately 80% of Generation’s generating resources, which include directly owned assets and capacity obtained through long-term contracts, are located in the region encompassed by PJM. Generation’s future results of operations will depend on (1) FERC’s continued adherence to and support for policies that favor the preservation of competitive wholesale power markets, such as the PJM’s, and (2) the absence of material changes to market structures that would limit or otherwise negatively affect the competitiveness of the PJM market. Generation could also be adversely affected by efforts of state legislatures, such as the New Jersey Capacity Legislation enacted into law on January 28, 2011 and other states seeking to enact similar programs, and regulatory authorities to respond to the concerns of consumers or others about the costs of energy that are reflected through wholesale markets.

In addition, FERC’s application of its Order 697 and its subsequent revisions could pose a risk that Generation will have difficulty satisfying FERC’s tests for market-based rates. Since Order 697 became final in June 2007, Generation has obtained orders affirming Generation’s authority to sell at market-based rates and none denying that authority. Generation’s next submission seeking reauthorization to sell at market-based rates was filed on December 30, 2010 for the PJM region. In its filing, Generation submitted studies showing that it continues to satisfy the tests required by Order 697. Should FERC take a more stringent tack with respect to Order 697 applications, it is possible that Generation’s authority to sell at market-based rates could be in doubt. Generation, however, currently expects that FERC will approve its pending application.

On July 21, 2010, the Dodd-Frank Act was enacted into law. Dodd-Frank calls for the Commodity Futures Trading Commission (CFTC), the SEC and the Federal Reserve to regulate the market for over-the-counter (OTC) derivative products. Currently, rulemakings are pending at these agencies, the product of which will be rules that implement the mandates in Dodd-Frank to eliminate the risk of systemic failure of financial markets. The significance of the effect on Generation will depend in part on whether it is determined to be a swap dealer or a qualifying end-user, based on the meaning of those terms established in the final rules. If Generation is deemed a swap dealer, it will be required execute bilateral OTC derivative transactions through an exchange or central clearinghouse. This could require Generation to tie up substantial additional capital in order to satisfy exchange-based margin requirements.

Even if Generation is not deemed a swap dealer, the rules could impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially. As Generation’s hedging program relies heavily on its ability to trade actively in the current bilateral OTC derivatives market, the effect of the new rules could significantly impede Generation’s ability to meet its hedge targets. Generation continues to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on its results of operation, cash flows or financial position.

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

The Registrants may incur substantial costs to fulfill their obligations related to environmental and other matters. (Exelon, Generation, ComEd and PECO)

The businesses in which the Registrants operate are subject to extensive environmental regulation and legislation by local, state and Federal authorities. These laws and regulations affect the manner in which the Registrants conduct their operations and make capital expenditures. These regulations affect how the Registrants handle air and water emissions and solid waste disposal. Violations of these emission and disposal requirements can subject the Registrants to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs for remediation and clean-up costs, civil penalties and exposure to third parties’ claims for alleged health or property damages or operating restrictions to achieve compliance. In addition, the Registrants are subject to liability under these laws for the remediation costs for environmental contamination of property now or formerly owned by the Registrants and of property contaminated by hazardous substances they generate. The Registrants have incurred and expect to incur significant costs related to environmental compliance, site remediation and clean-up. Remediation activities associated with MGP operations conducted by predecessor companies is one component of such costs. Also, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

If application of Section 316(b), which establishes a national requirement for reducing the adverse impacts to aquatic organisms at existing generating stations, requires the retrofitting of cooling water intake structures at Salem or other Exelon power plants, this development could result in material costs of compliance. On December 8, 2010, pursuant to discussions with the NJDEP regarding the application of Section 316(b) of the Clean Water Act to Oyster Creek, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019, ten years before the expiration of its operating license in 2029.

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

Changes in ComEd’s and PECO’s terms and conditions of service, including their respective rates, are subject to regulatory approval proceedings and/or negotiated settlements that are at times contentious, lengthy and subject to appeal, which lead to uncertainty as to the ultimate result and which may introduce time delays in effectuating rate changes. (Exelon, ComEd and PECO)

ComEd and PECO are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. The proceedings generally have timelines that may not be limited by statute. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for ComEd or PECO to recover its costs by the time the rates become effective. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates can be adjusted, including recovery mechanisms for costs associated with the procurement of electricity or gas, MGP remediation, smart grid infrastructure, and energy efficiency and demand response programs.

In certain instances, ComEd and PECO may agree to negotiated settlements related to various rate matters, customer initiatives or franchise agreements. These settlements are subject to regulatory approval.

ComEd and PECO cannot predict the ultimate outcomes of any settlements or the actions by Illinois, Pennsylvania or Federal regulators for establishing rates, including the extent, if any, to which certain costs such as significant capital projects will be recovered or what rates of return will be allowed. Nevertheless, the expectation is that ComEd and PECO will continue to be obligated to deliver electricity to customers in their respective service territories and will also retain significant POLR and default service obligations to provide electricity and natural gas to certain groups of customers in its service area who do not choose an alternative supplier. The ultimate outcome and timing of regulatory rate proceedings have a significant effect on the ability of ComEd and PECO, as applicable, to recover their costs and could have a material adverse effect on ComEd’s and PECO’s results of operations, cash flows and financial position. See Note 2 of the Combined Notes to the Consolidated Financial Statements for information on appeals in connection with ComEd’s 2007 Illinois electric distribution rate case.

Federal or additional state RPS and/or energy conservation legislation, along with energy conservation by customers, could negatively affect the results of operations and cash flows of ComEd and PECO. (Exelon, ComEd and PECO)

Changes to current state legislation or the development of Federal legislation that requires the use of renewable and alternate fuel sources, such as wind, solar, biomass and geothermal, could significantly impact ComEd and PECO, especially if timely cost recovery is not allowed. The impact could include increased costs for RECs and purchased power and increased rates for customers.

Federal and state legislation mandating the implementation of energy conservation programs that require the implementation of new technologies, such as smart meters and smart grid, have increased capital expenditures and could significantly impact ComEd and PECO, if timely cost recovery is not allowed. Furthermore, regulated energy consumption reduction targets and declines in customer energy consumption resulting from the implementation of new energy conservation technologies could lead to a decline in the revenues of Exelon, ComEd and PECO. For additional information, see ITEM 1. Business “Environmental Regulation-Renewable and Alternative Energy Portfolio Standards”.

ComEd and PECO are likely to be subject to higher transmission operating costs in the future as a result of PJM’s RTEP. (Exelon, ComEd and PECO)

Uncertainties exist as to the construction of new transmission facilities, their cost and how those costs will be allocated to transmission system participants and customers. In accordance with a FERC order and related settlement, PJM’s RTEP requires the costs of new transmission facilities to be allocated across the entire PJM footprint for new facilities greater than or equal to 500 kV, and requires costs of new facilities less than 500 kV to be allocated to the beneficiaries of the new facilities. On August 6, 2009, the U.S. Court of Appeals for the Seventh Circuit remanded to FERC its decision related to allocation of new facilities 500 kV and above for further proceedings. See Notes 2 and 18 of the Combined Notes to Consolidated Financial Statements for additional information.

The impact of not meeting the criteria of the FASB guidance for accounting for the effects of certain types of regulation could be material to Exelon, ComEd and PECO. (Exelon, ComEd and PECO)

As of December 31, 2010, Exelon, ComEd and PECO have concluded that the operations of ComEd and PECO meet the criteria of the authoritative guidance for accounting for the effects of certain types of regulation. If it is concluded in a future period that a separable portion of their businesses no longer meets the criteria, Exelon, ComEd and PECO are required to eliminate the financial statement effects of regulation for that part of their business. That action would include the elimination of any or all regulatory assets and liabilities that had been recorded in their Consolidated Balance Sheets and the recognition of a one-time extraordinary item in their Consolidated Statements of Operations. The impact of not meeting the criteria of the authoritative guidance could be material to the financial statements of Exelon, ComEd and PECO. At December 31, 2010, the extraordinary gain could have been as much as $1.8 billion (before taxes) as a result of the elimination of ComEd’s regulatory assets and liabilities. At December 31, 2010, the extraordinary charge could have been as much as $534 million (before taxes) as a result of the elimination of PECO’s regulatory assets and liabilities. Exelon would record the same amount of extraordinary gain and charge related to ComEd’s and PECO’s regulatory assets and liabilities, respectively. Further, Exelon would record a charge against OCI (before taxes) of up to $2.7 billion and $45 million for ComEd and PECO, respectively, related to Exelon’s regulatory assets associated with its defined benefit postretirement plans. The impacts and resolution of the above items could lead to an additional impairment of ComEd’s goodwill, which could be significant and at least partially offset the extraordinary gain discussed above. A significant decrease in equity as a result of any changes could limit the ability of ComEd and PECO to pay dividends under Federal and state law and cause significant volatility in future results of operations. See Notes 1, 2 and 7 of the Combined Notes to Consolidated Financial Statements for additional information regarding accounting for the effects of regulation, regulatory matters and ComEd’s goodwill, respectively.

Exelon and Generation may incur material costs of compliance if Federal and/or state regulation or legislation is adopted to address climate change. (Exelon and Generation)

Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as other companies in many business sectors, including utilities, are considering ways to address the effect of GHG emissions on climate change. In 2009, select Northeast and Mid-Atlantic states implemented a model rule, developed via the RGGI, to regulate CO2 emissions from fossil-fired generation. If carbon reduction regulation or legislation becomes effective, Exelon and Generation may incur costs either to limit further the GHG emissions from their operations or to procure emission allowance credits. The nature and extent of environmental regulation may also impact the ability of Exelon and its subsidiaries to meet the GHG emission reduction targets of Exelon 2020. For example, more stringent permitting requirements may preclude the construction of lower-carbon nuclear and gas-fired power plants. Similarly, a Federal RPS could increase the cost of compliance by mandating the purchase or construction of more expensive supply alternatives. For more information regarding climate change, see “Global Climate Change” in ITEM 1 of this Form 10-K and Note 18 of the Combined Notes to Consolidated Financial Statements in ITEM 8 of this Form 10-K.

The Registrants could be subject to higher costs and/or penalties related to mandatory reliability standards. (Exelon, Generation, ComEd and PECO)

As a result of the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including Generation, ComEd and PECO, are subject to mandatory reliability standards promulgated by NERC and enforced by FERC. PECO as operator of a natural gas distribution system is also subject to mandatory reliability standards of the U.S. Department of Transportation. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and is guided by reliability and market interface principles. Compliance with or changes in the reliability standards may subject the Registrants to higher operating costs and/or increased capital expenditures. In addition, the ICC and PAPUC impose certain distribution reliability standards on ComEd and PECO, respectively. If the Registrants were found not to be in compliance with the mandatory reliability standards, they could be subject to remediation costs as well as sanctions, which could include substantial monetary penalties.

The Registrants cannot predict the outcome of the legal proceedings relating to their business activities. An adverse determination could have a material adverse effect on their results of operations, financial positions and cash flows. (Exelon, Generation, ComEd and PECO)

The Registrants are involved in legal proceedings, claims and litigation arising out of their business operations, the most significant of which are summarized in Note 18 of the Combined Notes to Consolidated Financial Statements. Adverse outcomes in these proceedings could require significant expenditures that could have a material adverse effect on the Registrants’ results of operations.

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

War, acts and threats of terrorism, natural disaster, pandemic and other significant events may adversely affect Exelon’s results of operations, its ability to raise capital and its future growth. (Exelon, Generation, ComEd and PECO)

Exelon does not know the impact that potential terrorist attacks could have on the industry in general and on Exelon in particular. As owner-operators of infrastructure facilities, such as nuclear, fossil and hydroelectric generation facilities and electric and gas transmission and distribution facilities, Exelon faces a risk that its operations would be direct targets of, or indirect casualties of, an act of terror. Any retaliatory military strikes or sustained military campaign may affect its operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil. Additionally, natural disasters and other events that have an adverse effect on the economy in general may adversely affect Exelon’s operations and its ability to raise capital. Instability in the financial markets as a result of terrorism, war, natural disasters, pandemic, credit crises, recession or other factors also may affect Exelon’s results of operations and its ability to raise capital. In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs.

Further, the physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, sea level rise and other related phenomena, could affect some, or all, of the Registrant’s operations. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within the Registrants’ service areas can also directly affect their capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment. Finally, climate change could affect the availability of a secure and economical supply of water in some locations, which is essential for Exelon’s and Generation’s continued operation, particularly the cooling of generating units.

Exelon would be significantly affected by the outbreak of a pandemic. Exelon has plans in place to respond to a pandemic. However, depending on the severity of a pandemic and the resulting impacts to workforce and other resource availability, the ability to operate its generating and transmission and distribution assets could be affected, resulting in decreased service levels and increased costs.

Generation’s financial performance may be negatively affected by matters arising from its ownership and operation of nuclear facilities. (Exelon and Generation)

Nuclear capacity factors. Capacity factors, particularly nuclear capacity factors, significantly affect Generation’s results of operations. Nuclear plant operations involve substantial fixed operating costs but produce electricity at low variable costs due to nuclear fuel costs typically being lower than fossil fuel costs. Consequently, to be successful, Generation must consistently operate its nuclear facilities at high capacity factors. Lower capacity factors increase Generation’s operating costs by requiring Generation to produce additional energy from primarily its fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy Generation’s obligations to committed third-party sales, including ComEd and PECO. These sources generally have higher costs than Generation incurs to produce energy from its nuclear stations.

Nuclear refueling outages. Refueling outages are planned to occur once every 18 to 24 months and currently average approximately 26 days in duration for the nuclear plants operated by Generation. The total number of refueling outages, along with their duration, can have a significant impact on Generation’s results of operations. When refueling outages at wholly and co-owned plants last longer than anticipated or Generation experiences unplanned outages, capacity factors decrease and Generation faces lower margins due to higher energy replacement costs and/or lower energy sales. Each 26-day outage, depending on the capacity of the station, will decrease the total nuclear annual capacity factor between 0.3% and 0.5%.

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

Spent nuclear fuel storage. The approval of a national repository for the storage of SNF, such as the one proposed for Yucca Mountain, Nevada, and the timing of such facility opening, will significantly affect the costs associated with storage of SNF, and the ultimate amounts received from the DOE to reimburse Generation for these costs. Through the NRC’s “waste confidence” rule, the NRC has determined that, if necessary, spent fuel generated in any reactor can be stored safely and without significant environmental impacts for at least 60 years beyond the licensed life for operation, which may include the term of a revised or renewed license of that reactor, at its spent fuel storage basin or at either onsite or offsite independent spent fuel storage installations. Any regulatory action relating to the timing and availability of a repository for SNF may adversely affect Generation’s ability to decommission fully its nuclear units. Furthermore, under its contract with the DOE, Generation would be required to pay the DOE a one-time SNF storage fee including interest of approximately $1 billion as of December 31, 2010, prior to the first delivery of SNF. Generation currently estimates 2020 to be the earliest date when the DOE will begin accepting SNF, which could be delayed by further regulatory action. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information on the spent nuclear fuel obligation.

License renewals. Generation cannot assure that economics will support the continued operation of the facilities for all or any portion of any renewed license period. If the NRC does not renew the operating licenses for Generation’s nuclear stations or a station cannot be operated through the end of its operating license, Generation’s results of operations could be adversely affected by increased depreciation rates, impairment charges and accelerated future decommissioning costs, since depreciation rates and decommissioning cost estimates currently include assumptions that license renewal will be received. In addition, Generation may lose revenue and incur increased fuel and purchased power expense to meet supply commitments.

Should a national policy for the disposal of SNF not be developed, the unavailability of a repository for SNF could become a consideration by the NRC during future nuclear license renewal proceedings, including applications for new licenses.

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

Operational risk. Operations at any of Generation’s nuclear generation plants could degrade to the point where Generation has to shut down the plant or operate at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. Generation may choose to close a plant rather than incur the expense of restarting it or returning the plant to full capacity. In either event, Generation may lose revenue and incur increased fuel and purchased power expense to meet supply commitments. For plants operated but not wholly owned by Generation, Generation may also incur liability to the co-owners. For the plant not wholly owned by Generation and operated by PSEG, Salem Units 1 and 2, from which Generation receives its share of the plant’s output, Generation’s results of operations are dependent on the operational performance of the co-owner operators and could be adversely affected by a significant event at those plants. Additionally, poor operating performance at nuclear plants not owned by Generation could result in increased regulation and reduced public support for nuclear-fueled energy, which could significantly affect Generation’s results of operations or financial position. In addition, closure of generating plants owned by others, or extended interruptions of their operations, could have effects on transmission systems that could adversely affect the sale and delivery of electricity in markets served by Generation.

Nuclear major incident risk. Although the safety record of nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the United States and abroad. The consequences of a major incident can be severe and include loss of life and property damage. Any resulting liability from a nuclear plant major incident within the United States, owned by Generation or owned by others, may exceed Generation’s resources, including insurance coverage. Uninsured losses and other expenses, to the extent not recovered from insurers or the nuclear industry, could be borne by Generation and could have a material adverse effect on Generation’s results of operations or financial position. Additionally, an accident or other significant event at a nuclear plant within the United States, owned by others or Generation, may result in increased regulation and reduced public support for nuclear-fueled energy and significantly affect Generation’s results of operations or financial position. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional discussion of nuclear insurance.

Nuclear insurance. As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance. As of January 1, 2011, the required amount of nuclear liability insurance is $375 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $12.6 billion limit for a single incident.

Generation is a member of an industry mutual insurance company, NEIL, which provides property and business interruption insurance for Generation’s nuclear operations. In recent years, NEIL has made distributions to its members but Generation cannot predict the level of future distributions or if they will continue at all.

Decommissioning. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Generation is required to provide to the NRC a biennial report by unit (annually for Generation’s two units that have been retired) addressing Generation’s ability to meet the NRC-estimated funding levels including scheduled contributions to and earnings on the decommissioning trust funds. The NRC funding levels are based upon the assumption that decommissioning will commence after the end of the current licensed life of each unit.

Forecasting trust fund investment earnings and costs to decommission nuclear generating stations requires significant judgment, and actual results may differ significantly from current estimates. The performance of capital markets also can significantly affect the value of the trust funds. Currently, Generation is making contributions to the trust funds of the former PECO units based on amounts being collected by PECO from its customers and remitted to Generation. While Generation has recourse to collect additional amounts from PECO customers (subject to certain limitations and thresholds), it has no recourse to collect additional amounts from ComEd customers or from the previous owners of Clinton, TMI Unit No. 1 and Oyster Creek generating stations, if there is a shortfall of funds necessary for decommissioning. If circumstances changed such that Generation were unable to continue to make contributions to the trust funds of the former PECO units based on amounts collected from PECO customers, or if Generation no longer had recourse to collect additional amounts from PECO customers if there was a shortfall of funds for decommissioning, the adequacy of the trust funds related to the former PECO units may be negatively affected. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

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

Generation’s financial performance may be negatively affected by risks arising from its ownership and operation of hydroelectric facilities. (Exelon and Generation)

FERC has the exclusive authority to license most non-Federal hydropower projects located on navigable waterways, Federal lands or connected to the interstate electric grid. The license for the Conowingo Hydroelectric Project expires August 31, 2014, and the license for the Muddy Run Pumped Storage Project expires on September 1, 2014. Generation cannot predict whether it will receive all the regulatory approvals for the renewed license of its hydroelectric facilities. If FERC does not renew the operating licenses for Generation’s hydroelectric facilities or a station cannot be operated through the end of its operating license, Generation’s results of operations could be adversely affected by increased depreciation rates and accelerated future decommissioning costs, since depreciation rates and decommissioning cost estimates currently include assumptions that license renewal will be received. Generation may also lose revenue and incur increased fuel and purchased power expense to meet supply commitments. In addition, conditions may be imposed as part of the license renewal process that may adversely affect operations, may require a substantial increase in capital expenditures or may result in increased operating costs and significantly affect Generation’s results of operations or financial position. Similar effects may result from a change in the Federal Power Act or the applicable regulations due to events at hydroelectric facilities owned by others, as well as those owned by Generation.

ComEd’s and PECO’s operating costs, and customers’ and regulators’ opinions of ComEd and PECO, are affected by their ability to maintain the availability and reliability of their delivery systems. (Exelon, ComEd and PECO)

Failures of the equipment or facilities used in ComEd’s and PECO’s delivery systems can interrupt the electric transmission and electric and natural gas delivery, which could negatively impact related revenues, and increase maintenance and capital expenditures. Equipment or facilities failures can be due to a number of factors, including weather. Those failures or those of other utilities, including prolonged or repeated failures, can affect customer satisfaction and the level of regulatory oversight and ComEd’s and PECO’s maintenance and capital expenditures. Regulated utilities, which are required to provide service to all customers within their service territory, have generally been afforded liability protections against claims by customers relating to failure of service. Under Illinois law, however, ComEd can be required to pay damages to its customers in some circumstances involving extended outages affecting large numbers of its customers.

ComEd’s and PECO’s respective ability to deliver electricity, their operating costs and their capital expenditures may be negatively affected by transmission congestion. (Exelon, ComEd and PECO)

Demand for electricity within ComEd’s and PECO’s service areas could stress available transmission capacity requiring alternative routing or curtailment of electricity usage with consequent effects on operating costs, revenues and results of operations. Also, insufficient availability of electric supply to meet customer demand could jeopardize ComEd and PECO’s ability to comply with reliability standards and strain customer and regulatory agency relationships. As with all utilities, potential concerns over transmission capacity or generation facility retirements could result in PJM or FERC requiring ComEd and PECO to upgrade or expand their respective transmission systems through additional capital expenditures.

Failure to attract and retain an appropriately qualified workforce may negatively impact the Registrants’ results of operations. (Exelon, Generation, ComEd and PECO)

Certain events, such as an employee strike, loss of contract resources due to a major event, and an aging workforce without appropriate replacements, may lead to operating challenges and increased costs for the Registrants. The challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. The Registrants are particularly affected due to the specialized knowledge required of the technical and support employees for their generation, transmission and distribution operations. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, their results of operations could be negatively affected.

The Registrants are subject to information security risks. (Exelon, Generation, ComEd and PECO)

The Registrants face information security risks as the owner-operators of generation, transmission and distribution facilities. A security breach of the Registrants’ information systems could impact the reliability of the generation fleet and/or reliability of the transmission and distribution system or subject them to financial harm associated with theft or inappropriate release of certain types of information. The Registrants cannot accurately assess the probability that a security breach may occur, despite the measures taken by the Registrants to prevent such a breach, and are unable to quantify the potential impact of such an event.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Exelon, Generation, ComEd and PECO

None.

ITEM 2.	PROPERTIES

Generation

The following table sets forth Generation’s owned net electric generating capacity by station at December 31, 2010:

Station	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (b)	Net Generation Capacity (MW) (c)
Nuclear (d)
Braidwood	Braidwood, IL	2		Uranium	Base-load	2,360
Byron	Byron, IL	2		Uranium	Base-load	2,336
Clinton	Clinton, IL	1		Uranium	Base-load	1,067
Dresden	Morris, IL	2		Uranium	Base-load	1,751
LaSalle	Seneca, IL	2		Uranium	Base-load	2,286
Limerick	Limerick Twp., PA	2		Uranium	Base-load	2,289
Oyster Creek	Forked River, NJ	1		Uranium	Base-load	625	(e)
Peach Bottom	Peach Bottom Twp., PA	2	50	Uranium	Base-load	1,148	(f)
Quad Cities	Cordova, IL	2	75	Uranium	Base-load	1,345	(f)
Salem	Hancock’s Bridge, NJ	2	42.59	Uranium	Base-load	1,003	(f)
Three Mile Island	Londonderry Twp, PA	1		Uranium	Base-load	837

						17,047
Fossil (Steam Turbines)
Conemaugh	New Florence, PA	2	20.72	Coal	Base-load	352	(f)
Cromby 1	Phoenixville, PA	1		Coal	Intermediate	144	(g)
Cromby 2	Phoenixville, PA	1		Oil/Gas	Intermediate	201	(g)
Eddystone 1, 2	Eddystone, PA	2		Coal	Intermediate	588	(g)
Eddystone 3, 4	Eddystone, PA	2		Oil/Gas	Intermediate	760
Fairless Hills	Falls Twp, PA	2		Landfill Gas	Peaking	60
Handley 4, 5	Fort Worth, TX	2		Gas	Peaking	870
Handley 3	Fort Worth, TX	1		Gas	Intermediate	395
Keystone	Shelocta, PA	2	20.99	Coal	Base-load	357	(f)
Mountain Creek 6, 7	Dallas, TX	2		Gas	Peaking	240
Mountain Creek 8	Dallas, TX	1		Gas	Intermediate	565
Schuylkill	Philadelphia, PA	1		Oil	Peaking	166
Wyman	Yarmouth, ME	1	5.89	Oil	Intermediate	36	(f)

						4,734

Station	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (b)	Net Generation Capacity (MW) (c)
Fossil (Combustion Turbines)
Chester	Chester, PA	3		Oil	Peaking	39
Croydon	Bristol Twp., PA	8		Oil	Peaking	391
Delaware	Philadelphia, PA	4		Oil	Peaking	56
Eddystone	Eddystone, PA	4		Oil	Peaking	60
Falls	Falls Twp., PA	3		Oil	Peaking	51
Framingham	Framingham, MA	3		Oil	Peaking	29
LaPorte	Laporte, TX	4		Gas	Peaking	152
Medway	West Medway, MA	3		Oil/Gas	Peaking	105
Moser	Lower Pottsgrove Twp., PA	3		Oil	Peaking	51
New Boston	South Boston, MA	1		Oil	Peaking	12
Pennsbury	Falls Twp., PA	2		Landfill Gas	Peaking	6
Richmond	Philadelphia, PA	2		Oil	Peaking	96
Salem	Hancock’s Bridge, NJ	1	42.59	Oil	Peaking	16	(f)
Schuylkill	Philadelphia, PA	2		Oil	Peaking	30
Southeast Chicago	Chicago, IL	8		Gas	Peaking	296
Southwark	Philadelphia, PA	4		Oil	Peaking	52

						1,442
Fossil (Internal Combustion/Diesel)
Conemaugh	New Florence, PA	4	20.72	Oil	Peaking	2	(f)
Cromby	Phoenixville, PA	1		Oil	Peaking	3
Delaware	Philadelphia, PA	1		Oil	Peaking	3
Keystone	Shelocta, PA	4	20.99	Oil	Peaking	2	(f)
Schuylkill	Philadelphia, PA	1		Oil	Peaking	3

						13
Hydroelectric and Renewable (h)
AgriWind	Bureau Co., IL	4	99	Wind	Base-load	8	(f)
Blue Breezes	Faribault Co., MN	2		Wind	Base-load	3
Bluegrass Ridge	Gentry Co., MO	27	99	Wind	Base-load	56	(f)
Brewster	Jackson Co., MN	6	94-99	Wind	Base-load	6	(f)
Cassia	Twin Falls Co., ID	14		Wind	Base-load	29
Cisco	Jackson Co., MN	4	99	Wind	Base-load	8	(f)
City Solar	Chicago, IL	n.a.		Solar	Base-load	10
Conception	Nodaway Co., MO	24		Wind	Base-load	50
Conowingo	Harford Co., MD	11		Hydroelectric	Base-load	572
Cow Branch	Atchinson Co., MO	24		Wind	Base-load	50
Cowell	Pipestone Co., MN	1	99	Wind	Base-load	2	(f)
CP Windfarm	Faribault Co., MN	2		Wind	Base-load	4
Echo 1	Umatilla Co., OR	21	99	Wind	Base-load	34	(f)
Echo 2	Morrow Co., OR	10		Wind	Base-load	20
Echo 3	Morrow Co., OR	6	99	Wind	Base-load	10	(f)
Ewington	Jackson Co., MN	10	99	Wind	Base-load	20	(f)
Greensburg	Kiowa Co., KS	10		Wind	Base-load	13
Harvest	Huron Co., MI	32		Wind	Base-load	53
High Plains	Moore Co., TX	8	99.5	Wind	Base-load	10	(f)
Exelon Wind 1	Hansford Co., TX	8		Wind	Base-load	10
Exelon Wind 2	Hansford Co., TX	8		Wind	Base-load	10
Exelon Wind 3	Hansford Co., TX	8		Wind	Base-load	10
Exelon Wind 4	Hansford Co., TX	38		Wind	Base-load	80
Exelon Wind 5	Sherman Co., TX	8		Wind	Base-load	10
Exelon Wind 6	Sherman Co., TX	8		Wind	Base-load	10
Exelon Wind 7	Moore Co., TX	8		Wind	Base-load	10
Exelon Wind 8	Moore Co., TX	8		Wind	Base-load	10

Station	Location	No. of Units	Percent Owned (a)	Primary Fuel Type	Primary Dispatch Type (b)	Net Generation Capacity (MW) (c)
Exelon Wind 9	Moore Co., TX	8		Wind	Base-load	10
Exelon Wind 10	Moore Co., TX	8		Wind	Base-load	10
Exelon Wind 11	Moore Co., TX	8		Wind	Base-load	10
Loess Hills	Atchinson Co., MO	4		Wind	Base-load	5
Marshall	Lyon Co., MN	9	98-99	Wind	Base-load	19
Michigan Wind	Bingham Twp., MI	46		Wind	Base-load	69
Mountain Home	Elmore Co., ID	20		Wind	Base-load	40
Muddy Run	Lancaster, PA	8		Hydroelectric	Intermediate	1,070
Norgaard	Lincoln Co., MN	7	99	Wind	Base-load	9
Threemile Canyon	Morrow Co., OR	6		Wind	Base-load	10
Tuana Springs	Twin Falls Co., ID	8		Wind	Base-load	17
Wolf	Nobles Co., MN	5	99	Wind	Base-load	6

						2,383

Total						25,619

(a)	100%, unless otherwise indicated.
(b)	Base-load units are plants that normally operate to take all or part of the minimum continuous load of a system, and consequently, produce electricity at an essentially constant rate. Intermediate units are plants that normally operate to take load of a system during the daytime higher load hours, and consequently, produce electricity by cycling on and off daily. Peaking units consist of lower-efficiency, quick response steam units, gas turbines and diesels normally used during the maximum load periods.
(c)	For nuclear stations, capacity reflects the annual mean rating. All other stations reflect a summer rating.
(d)	All nuclear stations are boiling water reactors except Braidwood, Byron, Salem and Three Mile Island, which are pressurized water reactors.
(e)	On December 8, 2010, Generation announced that it will permanently cease generation operation at Oyster Creek by December 31, 2019. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information.
(f)	Net generation capacity is stated at proportionate ownership share.
(g)	On December 2, 2009, Generation announced its intention to permanently retire Units 1 and 2 at Cromby Generating Station and Units 1 and 2 at Eddystone Generating Station. See Note 14 of the Combined Notes to Consolidated Financial Statements for additional information.
(h)	Includes Exelon Wind assets acquired on December 9, 2010. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

The net generation capability available for operation at any time may be less due to regulatory restrictions, transmission congestion, fuel restrictions, efficiency of cooling facilities, level of water supplies or generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities.

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

Transmission and Distribution

ComEd’s higher voltage electric transmission lines owned and in service at December 31, 2010 were as follows:

Voltage (Volts)	Circuit Miles
765,000	90
345,000	2,634
138,000	2,241

ComEd’s electric distribution system includes 35,734 circuit miles of overhead lines and 30,118 cable miles of underground lines.

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

PECO

PECO’s electric substations and a significant portion of its transmission lines are located on property that PECO owns. A significant portion of its electric transmission and distribution facilities is located above or underneath highways, streets, other public places or property that others own. PECO believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Transmission and Distribution

PECO’s high voltage electric transmission lines owned and in service at December 31, 2010 were as follows:

Voltage (Volts)	Circuit Miles
500,000	188(a)
230,000	541
138,000	156
69,000	200

(a)	In addition, PECO has a 22.00% ownership interest in 127 miles of 500,000 voltage lines located in Pennsylvania and a 42.55% ownership interest in 131 miles of 500,000 voltage lines located in Delaware and New Jersey.

PECO’s electric distribution system includes 12,983 circuit miles of overhead lines and 15,828 cable miles of underground lines.

Gas

The following table sets forth PECO’s natural gas pipeline miles at December 31, 2010:

Pipeline Miles
Transportation	31
Distribution	6,716
Service piping	5,801

Total	12,548

PECO has an LNG facility located in West Conshohocken, Pennsylvania that has a storage capacity of 1,200 mmcf and a send-out capacity of 157 mmcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 25 mmcf/day. In addition, PECO owns 31 natural gas city gate stations and direct pipeline customer delivery points at various locations throughout its gas service territory.

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

Exelon

Exelon’s common stock is listed on the New York Stock Exchange. As of January 31, 2011, there were 661,862,913 shares of common stock outstanding and approximately 130,323 record holders of common stock.

The following table presents the New York Stock Exchange—Composite Common Stock Prices and dividends by quarter on a per share basis:

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$44.49	$43.32	$45.10	$49.88	$51.98	$54.47	$51.46	$58.98
Low price	39.05	37.63	37.24	42.97	45.90	47.30	44.24	38.41
Close	41.64	42.58	37.97	43.81	48.87	49.62	50.12	45.39
Dividends	0.525	0.525	0.525	0.525	0.525	0.525	0.525	0.525

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in Exelon common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2006 through 2010.

This performance chart assumes:

•	$100 invested on December 31, 2005 in Exelon common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

Generation

As of January 31, 2011, Exelon held the entire membership interest in Generation.

ComEd

As of January 31, 2011, there were 127,016,519 outstanding shares of common stock, $12.50 par value, of ComEd, of which 127,002,904 shares were indirectly held by Exelon. At January 31, 2011, in addition to Exelon, there were 251 record holders of ComEd common stock. There is no established market for shares of the common stock of ComEd.

PECO

As of January 31, 2011, there were 170,478,507 outstanding shares of common stock, without par value, of PECO, all of which were indirectly held by Exelon.

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

PECO’s Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its retained earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred securities. At December 31, 2010, such capital was $2.9 billion and amounted to about 33 times the liquidating value of the outstanding preferred securities of $87 million.

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

At December 31, 2010, Exelon had retained earnings of $9,304 million, including Generation’s undistributed earnings of $2,633 million, ComEd’s retained earnings of $331 million consisting of retained earnings appropriated for future dividends of $1,970 million, partially offset by $1,639 million of unappropriated retained deficits, and PECO’s retained earnings of $522 million.

The following table sets forth Exelon’s quarterly cash dividends per share paid during 2010 and 2009:

	2010				2009
(per share)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Exelon	$0.525	$0.525	$0.525	$0.525	$0.525	$0.525	$0.525	$0.525

The following table sets forth Generation’s quarterly distributions and ComEd’s and PECO’s quarterly common dividend payments:

	2010				2009
(in millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Generation	$885	$206	$156	$261	$475	$1,126	$396	$279
ComEd	85	75	75	75	60	60	60	60
PECO	46	63	51	64	65	93	67	87

On January 25, 2011, the Exelon Board of Directors declared a regular quarterly dividend of $0.525 per share on Exelon’s common stock. The dividend is payable on March 10, 2011, to shareholders of record of Exelon at the end of the day on February 15, 2011.

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

	For the Years Ended December 31,
in millions, except for per share data	2010	2009	2008	2007	2006
Statement of Operations data:
Operating revenues	$18,644	$17,318	$18,859	$18,916	$15,655
Operating income	4,726	4,750	5,299	4,668	3,521
Income from continuing operations	$2,563	$2,706	$2,717	$2,726	$1,590
Income from discontinued operations	—	1	20	10	2

Net income (a)	$2,563	$2,707	$2,737	$2,736	$1,592

Earnings per average common share (diluted):
Income from continuing operations	$3.87	$4.09	$4.10	$4.03	$2.35
Income from discontinued operations	—	—	0.03	0.02	—
Net income	$3.87	$4.09	$4.13	$4.05	$2.35

Dividends per common share	$2.10	$2.10	$2.03	$1.76	$1.60

Average shares of common stock outstanding—diluted	663	662	662	676	676

(a)	The year 2006 reflects the impact of a goodwill impairment charge of $776 million.

	December 31,
in millions	2010	2009	2008 (a)	2007 (a)(b)	2006 (a)(b)
Balance Sheet data:
Current assets	$6,398	$5,441	$5,130	$4,416	$4,130
Property, plant and equipment, net	29,941	27,341	25,813	24,153	22,775
Noncurrent regulatory assets	4,140	4,872	5,940	5,133	5,808
Goodwill	2,625	2,625	2,625	2,625	2,694
Other deferred debits and other assets	9,136	8,901	8,038	8,760	7,933

Total assets	$52,240	$49,180	$47,546	$45,087	$43,340

Current liabilities	$4,240	$4,238	$3,811	$5,466	$4,871
Long-term debt, including long-term debt to financing trusts	12,004	11,385	12,592	11,965	11,911
Noncurrent regulatory liabilities	3,555	3,492	2,520	3,301	3,025
Other deferred credits and other liabilities	18,791	17,338	17,489	14,131	13,439
Preferred securities of subsidiary	87	87	87	87	87
Noncontrolling interest	3	—	—	—	—
Shareholders’ equity	13,560	12,640	11,047	10,137	10,007

Total liabilities and shareholders’ equity	$52,240	$49,180	$47,546	$45,087	$43,340

(a)	Exelon retrospectively reclassified certain assets and liabilities with respect to option premiums into the mark-to-market net asset and liability accounts to conform to the current year presentation.
(b)	Exelon retrospectively reclassified certain assets and liabilities in accordance with the applicable authoritative guidance for offsetting amounts related to qualifying derivative contracts.

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

	For the Years Ended December 31,
in millions	2010	2009	2008	2007	2006
Statement of Operations data:
Operating revenues	$10,025	$9,703	$10,754	$10,749	$9,143
Operating income	3,046	3,295	3,994	3,392	2,396
Income from continuing operations	1,972	2,122	2,258	2,025	1,403
Income (loss) from discontinued operations	—	—	20	4	4

Net income	$1,972	$2,122	$2,278	$2,029	$1,407

	December 31,
in millions	2010	2009	2008 (a)	2007 (a,b)	2006 (a,b)
Balance Sheet data:
Current assets	$3,087	$3,360	$3,486	$2,160	$2,571
Property, plant and equipment, net	11,662	9,809	8,907	8,043	7,514
Deferred debits and other assets	9,785	9,237	7,691	8,044	7,845

Total assets	$24,534	$22,406	$20,084	$18,247	$17,930

Current liabilities	$1,843	$2,262	$2,168	$1,917	$1,990
Long-term debt	3,676	2,967	2,502	2,513	1,778
Deferred credits and other liabilities	11,838	10,385	8,848	9,447	8,678
Noncontrolling interest	5	2	1	1	1
Member’s equity	7,172	6,790	6,565	4,369	5,483

Total liabilities and member’s equity	$24,534	$22,406	$20,084	$18,247	$17,930

(a)	Generation retrospectively reclassified certain assets and liabilities with respect to option premiums into the mark-to-market net asset and liability accounts to conform with the current year presentation.
(b)	Generation reclassified certain assets and liabilities in accordance with the applicable authoritative guidance for offsetting amounts related to qualifying derivative contracts.

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

	For the Years Ended December 31,
in millions, except for per share data	2010	2009	2008	2007	2006
Statement of Operations data:
Operating revenues	$6,204	$5,774	$6,136	$6,104	$6,101
Operating income	1,056	843	667	512	555
Net income (loss) (a)	337	374	201	165	(112)

(a)	The year 2006 reflects the impact of a goodwill impairment charge of $776 million.

	December 31,
in millions	2010	2009	2008	2007	2006
Balance Sheet data:
Current assets	$2,151	$1,579	$1,309	$1,241	$1,007
Property, plant and equipment, net	12,578	12,125	11,655	11,127	10,457
Goodwill	2,625	2,625	2,625	2,625	2,694
Noncurrent regulatory assets	947	1,096	858	503	532
Other deferred debits and other assets	3,351	3,272	2,790	3,880	3,084

Total assets	$21,652	$20,697	$19,237	$19,376	$17,774

Current liabilities	$2,134	$1,597	$1,153	$1,712	$1,600
Long-term debt, including long-term debt to financing trusts	4,860	4,704	4,915	4,384	4,133
Noncurrent regulatory liabilities	3,137	3,145	2,440	3,447	2,824
Other deferred credits and other liabilities	4,611	4,369	3,994	3,305	2,919
Shareholders’ equity	6,910	6,882	6,735	6,528	6,298

Total liabilities and shareholders’ equity	$21,652	$20,697	$19,237	$19,376	$17,774

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

	For the Years Ended December 31,
in millions	2010	2009	2008	2007	2006
Statement of Operations data:
Operating revenues	$5,519	$5,311	$5,567	$5,613	$5,168
Operating income	661	697	699	947	866
Net income	324	353	325	507	441
Net income on common stock	320	349	321	503	437

	December 31,
in millions	2010	2009	2008	2007	2006
Balance Sheet data:
Current assets	$1,670	$1,006	$819	$800	$762
Property, plant and equipment, net	5,620	5,297	5,074	4,842	4,651
Noncurrent regulatory assets	968	1,834	2,597	3,273	3,896
Other deferred debits and other assets	727	882	679	895	464

Total assets	$8,985	$9,019	$9,169	$9,810	$9,773

Current liabilities	$1,163	$939	$981	$1,516	$978
Long-term debt, including long-term debt to financing trusts	2,156	2,405	2,960	2,866	3,784
Noncurrent regulatory liabilities	418	317	49	250	151
Other deferred credits and other liabilities	2,278	2,706	2,910	3,068	3,051
Preferred securities	87	87	87	87	87
Shareholders’ equity	2,883	2,565	2,182	2,023	1,722

Total liabilities and shareholders’ equity	$8,985	$9,019	$9,169	$9,810	$9,773

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exelon

General

Exelon, a utility services holding company, operates through the following principal subsidiaries each of which is treated as a reportable segment:

•	Generation, whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•	ComEd, whose business consists of the purchase and regulated retail sale of electricity and the provision of transmission and distribution services in northern Illinois, including the City of Chicago.

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

Exelon’s net income was $2,563 million for the twelve months ended December 31, 2010 as compared to $2,707 million for the twelve months ended December 31, 2009, and diluted earnings per average common share were $3.87 for the twelve months ended December 31, 2010 as compared to $4.09 for the twelve months ended December 31, 2009.

Revenue net of purchased power and fuel expense, which is a non-GAAP measure as discussed below, increased by $172 million primarily due to increased revenues of $201 million at Generation largely related to favorable capacity pricing in the Midwest and Mid-Atlantic regions. Exelon’s results were also affected by the impact of favorable weather conditions of $168 million in the ComEd and PECO service territories and a decrease in costs of $84 million associated with the Illinois Settlement Legislation, primarily at Generation. Further, revenues at the utility companies increased by $92 million to recover the costs of regulatory required programs, which are offset in operating expenses, and ComEd recognized recovery of $59 million from customers associated with its uncollectible accounts rider mechanism. Offsetting these favorable impacts were unfavorable market and portfolio conditions of $174 million, increased nuclear fuel costs of $115 million, a reduction of $95 million in mark-to-market gains from Generation’s hedging activities in 2010 compared to 2009 and a $57 million impairment of SO2 emissions allowances related to the U.S. EPA’s proposed Transport Rule.

Operating and maintenance expense decreased by $75 million primarily due to the impact of 2009 activities, including the $223 million impairment of the Handley and Mountain Creek stations in 2009 and reduced stock compensation costs in 2010 of $40 million across the operating companies. Decreased operating and maintenance expense was partially offset by higher costs at the utility companies associated with regulatory required programs of $84 million, which are offset in revenue net of purchased power expense, a 2009 reduction in Generation’s ARO of $51 million and incremental costs of $42 million related to storms in the ComEd and PECO service territories.

Depreciation and amortization expense increased by $241 million primarily due to increased depreciation expense of $144 million related to ongoing capital expenditures and the change in estimated useful lives associated with the plants subject to shutdowns announced in December 2009 and a scheduled increase in CTC amortization expense at PECO of $98 million in connection with the end of the transition period in accordance with its 1998 restructuring settlement. Exelon’s results were also significantly affected by $120 million in 2009 expenses related to debt extinguishment costs resulting from a 2009 debt refinancing, and by lower net NDT gains of $102 million in 2010 for Non-Regulatory Agreement Units as a result of less favorable market performance.

Exelon results for the twelve months ended December 31, 2010 were negatively affected by certain income tax-related matters. Exelon recorded a non-cash charge of $65 million (after tax) in 2010 and a non-cash gain of $66 million (after tax) in 2009 for the remeasurement of income tax uncertainties. Exelon also recorded a $65 million (after tax) charge to income tax expense as a result of health care legislation passed in March 2010 that includes a provision that reduces the deductibility of retiree prescription drug benefits for Federal income tax purposes.

For further detail regarding the financial results for the years ended December 31, 2010 and 2009, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings. Exelon’s adjusted (non-GAAP) operating earnings for the twelve months ended December 31, 2010 were $2,689 million, or $4.06 per diluted share, compared with adjusted (non-GAAP) operating earnings of $2,723 million, or $4.12 per diluted share, for the same period in 2009. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the year ended December 31, 2010 as compared to 2009:

	December 31,
	2010		2009
(All amounts after tax; in millions, except per share amounts)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$2,563	$3.87	$2,707	$4.09

Illinois Settlement Legislation (a)	13	0.02	66	0.10
Mark-to-Market Impact of Economic Hedging Activities (b)	(52)	(0.08)	(110)	(0.16)
Unrealized Gains Related to NDT Fund Investments (c)	(52)	(0.08)	(132)	(0.19)
Retirement of Fossil Generating Units (d)	50	0.08	34	0.05
Impairment of Certain Emissions Allowances (e)	35	0.05	—	—
John Deere Renewables, LLC Acquisition Costs (f)	7	0.01	—	—
Asset Retirement Obligation Reduction (g)	(7)	(0.01)	(32)	(0.05)
NRG Energy, Inc. Acquisition Costs (h)	—	—	20	0.03
2009 Restructuring Charges (i)	—	—	22	0.03
Costs Associated with Early Debt Retirements (j)	—	—	74	0.11
City of Chicago Settlement with ComEd (k)	2	—	5	0.01
Non-Cash Charge Resulting From Health Care Legislation (l)	65	0.10	—	—
Non-Cash Remeasurement of Income Tax Uncertainties and Reassessment of State Deferred Income Taxes (m)	65	0.10	(66)	(0.10)
Impairment of Certain Generating Assets (n)	—	—	135	0.20

Adjusted (non-GAAP) Operating Earnings	$2,689	$4.06	$2,723	$4.12

(a)	Reflects credits issued by Generation and ComEd for the years ended December 31, 2010 and 2009, respectively, as a result of the Illinois Settlement Legislation (net of taxes of $9 million and $42 million, respectively). See Note 2 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s and ComEd’s rate relief commitments.
(b)	Reflects the impact of (gains) for the years ended December 31, 2010 and 2009, respectively, on Generation’s economic hedging activities (net of taxes $(34) million and $(71) million, respectively). See Note 9 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.
(c)	Reflects the impact of (gains) for the years ended December 31, 2010 and 2009, respectively, on Generation’s NDT fund investments for Non-Regulatory Agreement Units (net of taxes of $(41) million and $(95) million, respectively). See Note 12 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.
(d)	Primarily reflects accelerated depreciation, inventory write-downs and severance costs for the years ended December 31, 2010 and 2009, respectively, associated with the planned retirement of four fossil generating units (net of taxes of $32 million and $22 million, respectively). See Note 14 of the Combined Notes to Consolidated Financial Statements and “Results of Operations—Generation” for additional detail related to the generating unit retirements.
(e)	Reflects the impairment of certain SO2 emissions allowances in the third quarter of 2010 as a result of declining market prices since the release of the EPA’s proposed Transport Rule (net of taxes of $22 million). See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information.
(f)	Reflects external costs incurred for the year ended December 31, 2010 associated with Exelon’s acquisition of John Deere Renewables, LLC (net of taxes of $4 million) now known as Exelon Wind. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.
(g)	Reflects the income statement impact for the years ended December 31, 2010 and 2009, respectively, primarily related to the reduction in the asset retirement obligations at ComEd and PECO in December 31, 2010 (net of taxes of $(4) million) and the annual update of Generation’s decommissioning obligation in 2009 (net of taxes of $(20) million).
(h)	Reflects external costs incurred for the year ended December 31, 2009, associated with Exelon’s proposed acquisition of NRG Energy, Inc., which was terminated in July 2009 (net of taxes of $14 million).
(i)	Reflects the impact in 2009 of the elimination of management and staff positions (net of taxes of $(14) million).
(j)	Reflects costs for the year ended December 31, 2009 associated with early debt retirements at Generation and Exelon Corporate (net of taxes of $47 million).

(k)	Reflects costs for the years ended December 31, 2010 and 2009, respectively, associated with ComEd’s 2007 settlement agreement with the City of Chicago (net of taxes of $1 million and $3 million, respectively).
(l)	Reflects a non-cash charge to income taxes related to the passage of Federal health care legislation, which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits for Federal income tax purposes to the extent they are reimbursed under Medicare Part D. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional detail related to the impact of the health care legislation.
(m)	Reflects the impacts of 2009 and 2010 remeasurements of income tax uncertainties and a 2009 change in state deferred income tax rates (net of taxes on interest expense of $41 million and $23 million). See Note 11 of the Combined Notes to Consolidated Financial Statements for additional detail.
(n)	Reflects the impairment of the Handley and Mountain Creek stations recorded during the first quarter of 2009 (net of taxes of $87 million). See “Results of Operations—Generation” for additional detail related to asset impairments.

Outlook for 2011 and Beyond.

Economic and Market Conditions

Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, in particular, the prices of natural gas and coal, which drive the wholesale market prices that Generation’s nuclear power plants can command, (2) the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, (3) the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs, and (4) regulatory and legislative actions, such as the proposed U.S. EPA Transport Rule and the New Jersey capacity legislation. See Environmental Matters and Regulatory and Legislative Matters sections below for further detail on the Transport Rule and New Jersey capacity legislation, respectively.

The use of new technologies to recover natural gas from shale deposits is expected to increase natural gas supply and reserves, which will tend to place downward pressure on natural gas prices and therefore on wholesale power prices, which would mean a reduction in Exelon’s revenues.

The market price for electricity is also affected by changes in the demand for electricity. Poorer than expected economic conditions, milder than normal weather and the growth of energy efficiency and demand response programs can depress demand. The result is that higher-cost generating resources do not run as frequently, putting downward pressure on market prices for electricity and/or capacity. The continued sluggish economy in the United States has in fact led to a slow down in the growth of demand for electricity, and ComEd and PECO are projecting load demand to remain flat in 2011 compared to 2010.

Hedging Strategy. Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Although Exelon’s hedging policies have helped protect Exelon’s earnings as wholesale market prices have declined, sustained increases in natural gas supply and reserve levels, or a slow recovery of the economy, could result in a prolonged depression of or further decline in commodity prices and in long-term sluggish growth in demand.

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts—including financially-settled swaps, futures contracts and swap options—and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2011 and 2012. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. Generation currently hedges commodity risk on a ratable basis over the three years leading to the spot market. As of December 31, 2010, the percentage of expected generation hedged was 90%-93%, 67%-70% and 32%-35% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate this price risk in subsequent years as well. The expiration of the PPA with PECO at the end of 2010 will likely result in increases in margins earned by Generation in 2011 for the portion of Generation’s electricity portfolio previously sold to PECO under the PPA, however the ultimate impact of entering into new power supply contracts under Generation’s three-year ratable hedging program to replace the PPA will depend on a number of factors, including future wholesale market prices, capacity markets, energy demand and the effects of any new applicable Pennsylvania laws and or rules and regulations promulgated by the PAPUC.

Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures. Both ComEd and PECO mitigate exposure to commodity price risk through the recovery of procurement costs from retail customers.

New Growth Opportunities

Nuclear Uprate Program. During 2009, Generation announced a series of planned power uprates across its nuclear fleet that will result in between 1,300 and 1,500 MW of additional generation capacity within eight years. The uprate projects represent a total investment of approximately $3.65 billion in overnight cost, as measured in 2010 dollars. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately 60% of the planned uprate MW, are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remainder will come from additional projects across Generation’s nuclear fleet beginning in 2011 and ending in 2017. At 1,500 nuclear-generated MW, the uprates would displace 8 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. As part of this periodic review process, the uprate project at Three Mile Island is currently under evaluation. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards. The ability to implement several projects requires the successful resolution of various technical issues. The resolution of these issues may affect the timing and amount of the power increases associated with the power uprate initiative. Through December 31, 2010, Generation had added 101 MWs of nuclear generation through its uprate program, with another 98 MWs scheduled to be added in 2011.

Acquisition of John Deere Renewables. On December 9, 2010, Generation acquired all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power, for approximately $893 million in cash. Generation acquired 735 MWs of installed, operating wind capacity located in eight states. Approximately 75% of the operating portfolio’s expected output is already sold under long-term power purchase arrangements. Additionally, Generation will pay up to $40 million related to three projects with a capacity of 230 MWs which are currently in advanced stages of development, contingent upon meeting certain contractual commitments related to the commencement of construction of each project. This contingent consideration was valued at $32 million of which approximately $16 million has been recorded as a current liability and the remainder has been recorded as a noncurrent liability. As a result, total consideration recorded for the Exelon Wind acquisition was $925 million. Generation also has the opportunity to pursue approximately 1,200 MWs of new wind projects that are in various stages of development. On September 30, 2010, Generation issued $900 million of senior notes whose proceeds were used to fund the acquisition. The acquisition provides incremental earnings starting in 2012 and cash flows starting in 2013 and is a key part of Exelon 2020.

Transmission Development Project. Exelon, Electric Transmission America, LLC (ETA) and AEP Transmission Holding Company, LLC (AEP) have signed a non-binding memorandum of understanding to develop a 420-mile extra high-voltage transmission project from the Ohio border through Indiana to the northern portion of Illinois. The Reliability Interregional Transmission Extension (RITE) Line project is expected to strengthen the high-voltage transmission system and improve overall system reliability. ComEd is expected to lead the building of the Illinois portion of the project. The total cost of the RITE Line project is expected to be approximately $1.6 billion, with the Illinois portion of the line expected to cost approximately $1.2 billion. These costs are expected to be funded by ComEd, Exelon or an affiliate, ETA and AEP. The ultimate cost of the line will be dependent on a number of factors, including RTO requirements, state siting requirements, routing of the line, and equipment and commodity costs. The project will be built in stages over three to four years, likely between 2015 and 2018, and is subject to FERC, PJM and state approvals.

Advanced Metering Infrastructure. On April 22, 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan under which PECO will deploy 600,000 smart meters within three years and deploy smart meters to all of its electric customers over the next 10 years. On April 12, 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum allowable grant under the program, for its SGIG project, Smart Future Greater Philadelphia. The SGIG project has a budget of more than $400 million and includes approximately $7 million related to demonstration projects by two sub-recipients. In total, over the next ten years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. During 2010, PECO entered into agreements for an AMI network, AMI systems, installation of the first 600,000 meters, and procurement of meters and fiber-cable. The $200 million SGIG from the DOE will be used to reduce the impact of these investments on PECO ratepayers. PECO filed for PAPUC approval of an initial dynamic pricing and customer acceptance program under the Smart Meter Procurement and Installation Plan in October 2010, and plans to file for approval of a universal meter deployment plan for its remaining customers in 2012.

In October 2009, the ICC approved ComEd’s proposed AMI pilot program, with minor modifications, and recovery of substantially all program costs from customers. The one-year program was operational in June 2010. The total anticipated cost of the pilot program is approximately

$69 million. The AMI pilot program allows ComEd to study the costs and benefits related to automated metering and to develop the cost estimate of potential full system-wide implementation of AMI. In addition, the program allows customers the ability to manage energy use, improve energy efficiency and lower energy bills. Due to an adverse September 30, 2010 Illinois Appellate Court decision, ComEd faces certain cost recovery issues in connection with the pilot program. See Regulatory and Legislative Matters below and Note 2 of the Combined Notes to Consolidated Financial Statements for information on cost recovery issues related to ComEd’s AMI pilot program.

Liquidity and Cost Management

Pension Plan Funding. As a result of accelerated cash benefits associated with the Tax Relief Act of 2010, Exelon contributed $2.1 billion to its pension plans in January 2011, representing all currently planned 2011 qualified pension contributions. Exelon’s planned funding of these contributions includes $500 million from cash from operations, $750 million from the tax benefits of making the pension contributions and $850 million with the accelerated cash tax benefits from the 100% bonus depreciation provision enacted as part of the Tax Relief Act of 2010. Exelon expects the $2.1 billion contribution, along with other factors, will increase the pension funded status from 71% at December 31, 2010 to 89% at December 31, 2011, subject to actual 2011 asset returns and final actuarial valuations. The $2.1 billion pension contribution will also decrease 2011 pension costs.

Financing Activities. On January 18, 2011, ComEd issued $600 million of 1.625% First Mortgage Bonds due January 15, 2014. The net proceeds of the bonds were used as an interim source of liquidity for the January 2011 contribution to Exelon-sponsored pension plans in which ComEd participates. ComEd anticipates receiving tax refunds as a result of both the pension contribution and the recent Federal tax legislation allowing for accelerated depreciation deductions in 2011 and 2012. As a result, the immediate use of the net proceeds to fund the planned contribution will allow those future cash receipts to be available to fund capital investment and for general corporate purposes.

Credit Facilities. On March 25, 2010, ComEd replaced its $952 million credit facility with a similar $1 billion unsecured revolving credit facility that extends to March 25, 2013. Although the covenants are largely the same as the prior facility, the new facility has higher borrowing costs, reflecting current market pricing. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information regarding those costs. Exelon’s, Generation’s, and PECO’s primary credit facilities largely extend through October 2012. These credit facilities currently provide sufficient liquidity to each of the Registrants. Upon maturity of these credit facilities, Exelon, Generation and PECO may not be able to renew or replace these existing facilities at current terms or commitment levels from banks. Consequently, Exelon, Generation, and PECO may face increased costs for liquidity needs in 2011 and may choose to establish cost-effective alternative liquidity sources as appropriate. Exelon anticipates refinancing these credit facilities, approximately $6.4 billion, in the first half of 2011.

On November 4, 2010, Generation entered into a supplemental credit facility, which provides for an aggregate commitment of up to $300 million. The effectiveness and availability of the credit facility were subject to various conditions, which were satisfied on February 7, 2011. This facility will be primarily used to issue letters of credit. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information regarding this credit facility.

Cost Management. Exelon is committed to operating its businesses responsibly and managing its operating and capital costs in a manner that serves its customers and produces value for its shareholders. Exelon is also committed to an ongoing strategy to make itself more effective, efficient and innovative. Exelon is committed to maintaining a cost control focus and continues to analyze cost trends to identify future cost savings opportunities and implement more planning and performance-measurement tools to allow it to better identify areas for sustainable productivity improvements and cost reductions across the Registrants.

Environmental Matters

Exelon supports the promulgation of environmental regulation by the U.S. EPA, including air, water and waste controls for electric generating units. See discussion below for further details. In addition, Exelon supports comprehensive climate change legislation by the U.S Congress, which includes a mandatory, economy-wide cap-and-trade program for GHG emissions that balances the need to protect consumers, business and the economy with the urgent need to reduce national GHG emissions. Several bills containing provisions for legislation of GHG emissions were introduced in Congress during the 111th Congress, but none were passed by both houses of Congress. In reaction to the U.S. EPA’s proposed regulation of GHG emissions, various bills have been introduced in the U.S. House of Representatives that would prohibit or impede the U.S. EPA’s rulemaking efforts. The timing of the consideration of such legislation is unknown.

Exelon 2020. In 2008, Exelon expanded its commitment to GHG reduction with the announcement of a comprehensive business and environmental strategic plan, which details an enterprise-wide strategy and a wide range of initiatives being pursued by Exelon to reduce, offset, or displace more than 15 million metric tons of GHG emissions per year by 2020 (from 2001 levels). Exelon has incorporated Exelon 2020 into its overall business plans, and as further legislation and regulation imposing requirements on emissions of air pollutants are promulgated, its emissions reduction efforts will position Exelon to benefit from the long-term positive impact of the requirements on capacity and energy prices while minimizing the impact of costs of compliance on Exelon’s operations, cash flows or financial position.

Air. On July 6, 2010, the U.S. EPA published its proposed Transport Rule, which is the first of a number of significant regulations that the U.S. EPA expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. The air and waste regulations will have a disproportionate adverse impact on fossil-fuel power plants, requiring significant expenditures of capital and variable operating and maintenance expense, and will likely result in the retirement of older, marginal facilities. Due to its low carbon generation portfolio, Generation will not be significantly directly affected by these regulations, representing a competitive advantage for Generation relative to electric generators that are more reliant on fossil-fuel plants. Upon preliminary review, it is expected that implementation of the proposed Transport Rule regulations will increase power prices over the long term, which would result in a net benefit to Generation’s results of operations and cash flows. Exelon filed comments with the U.S. EPA in support of the proposed Transport Rule on October 1, 2010. Extensive comments were filed by the public, both in support of and in opposition to the proposed Transport Rule. The U.S. EPA is reviewing the comments and is scheduled to issue a final rule by the end of the year, to become effective in January 2012.

Beginning with the proposed Transport Rule, the air requirements are expected to be implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as HAPs (e.g., acid gases, mercury and other heavy metals) The U.S. EPA has announced that it will complete a review of NAAQS in the 2011 – 2012 timeframe for ozone (nitrogen oxide and volatile organic chemicals), particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review could result in more stringent emissions limits on fossil-fired electric generating stations. The U.S. EPA is also preparing a proposed rule for a new HAP standard for electric generating units, which is expected to be finalized in the 2011 – 2012 timeframe. The cumulative impact of these regulations could be to require power plant operators to install wet flue gas desulfurization technology for SO2 and selective catalytic reduction technology for NOx.

In the absence of Federal legislation, the U.S. EPA is also moving forward with the regulation of GHG emissions under the Clean Air Act, including permitting requirements under the PSD and Title V operating permit sections of the Clean Air Act for new and modified stationary sources that became effective on January 2, 2011, and proposed GHG emissions limitations under the New Source Performance Standards scheduled for finalization in May 2012 pursuant to a litigation settlement.

Water. Following legal challenges to the Phase II rule implementing Section 316(b) of the Clean Water Act, the rule has been withdrawn and remanded to the U.S. EPA for revisions consistent with the courts’ decisions. In the interim, Generation has been complying with the requirements of the state permitting agencies, which are administering the rule pursuant to their best professional judgment until a new final rule is issued by the U.S. EPA.

On January 7, 2010, the NJDEP issued a draft NPDES permit for Oyster Creek that would have required, in the exercise of its best professional judgment, the installation of cooling towers as the best technology available within seven years after the effective date of the permit. On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. In reliance on that announcement, NJDEP determined that the existing measures at Oyster Creek represent the best technology available for the facility’s cooling water intake through the cessation of generation operations. See further discussion of the planned shutdown of Oyster Creek in the “Plant Retirements” section below.

Waste. Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion waste (CCW) would be regulated for the first time under the RCRA. The U.S. EPA is considering several options, including classification of CCW either as a hazardous or non-hazardous waste. Under either option, the U.S. EPA’s intention is the ultimate elimination of surface impoundments as a waste treatment process. For plants affected by the proposed rules, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. Exelon anticipates that the only plants in which it has an ownership interest that would be affected by proposed rules would be Keystone and Conemaugh. As a result, Exelon does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements and operating costs. The U.S. EPA has not announced a target date for finalization of the CCW rules.

See Note 18 of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Regulatory and Legislative Matters

Appeal of 2007 Illinois Electric Distribution Rate Case. On September 30, 2010, the Illinois Appellate Court (Court) issued a decision in the appeals related to the ICC’s order in ComEd’s 2007 electric distribution rate case (2007 Rate Case). That decision ruled against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On November 18, 2010, the Court denied ComEd’s petition for rehearing in connection with the September 30, 2010 ruling. On January 25, 2011, ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court. ComEd does not believe any of its other riders are affected by the Court’s ruling. See Note 2 of the Combined Notes to Consolidated Financial Statements for further details related to the Court’s order.

The following table presents the impacts to Exelon’s and ComEd’s actual 2010 and estimated 2011 pre-tax earnings resulting from the Court’s order.

(Pre-tax in millions)	Year Ended December 31, 2010	1/1/11 - 5/31/11 (a)
Revenues subject to refund based on Court order (b)	$(17)	$(30)
Reduced pre-tax earnings related to Rider SMP	(1)	(7)
Write-off of Rider SMP regulatory asset	(4)	—

(a)	ComEd currently expects new rates will be established in its 2010 distribution rate case no later than June 2011, at which point in time the impacts of the Court’s decision should be fully incorporated into ComEd’s rates.
(b)	The Court also required the ICC to consider whether an additional three months of net pro forma plant investment, beyond what was approved in the ICC order, should be included in rate base. To the extent the ICC allows ComEd to include an additional three months of net plant additions in its revised rates, the pre-tax revenues subject to refund would be reduced by an estimated $12 million in total through the first five months of 2011.

2010 Illinois Electric Distribution Rate Case. On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its annual delivery services revenue requirement (2010 Rate Case). On January 3, 2011, ComEd filed surrebuttal testimony which adjusted ComEd’s requested increase to $326 million to account for recent changes in tax law, corrections, acceptance of limited adjustments proposed by certain parties and the amounts expected to be recovered in the AMI pilot program tariff. The request to increase the annual revenue requirement is to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since the last rate filing in 2007. The requested increase also reflects increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The requested increase in electric distribution rates would increase the average residential customer’s monthly electric bill by approximately 5%. In addition, ComEd is requesting future recovery of certain amounts that were previously recorded as expense. If that request is approved, ComEd would reverse the previously expensed costs and establish regulatory assets with amortization over the period during which rate recovery is allowed. As a result, ComEd would recognize a one-time benefit of up to $39 million (pre-tax) to reverse the prior charges. The requested increase also includes $22 million for increased uncollectible accounts expense. If the rate request is approved, the threshold for determining over/under recoveries under ComEd’s uncollectible accounts tariff would be increased by $22 million.

The Court’s September 30, 2010 ruling in connection with the 2007 Rate Case makes it highly unlikely that the ICC would decide the post-test year accumulated depreciation issue in ComEd’s favor in the 2010 Rate Case. ComEd estimates that its requested revenue requirement increase of $326 million could be reduced by approximately $85 million as a result of this adjustment. Certain parties have submitted testimony recommending significant reductions to ComEd’s requested increase as well as the write-off of certain assets, most notably the regulatory assets associated with severance costs, which was approximately $74 million as of December 31, 2010. Management believes the regulatory asset is appropriate based on the ICC’s orders in ComEd’s last two distribution rate cases. The new electric distribution rates are expected to take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve. See the discussion of ComEd’s 2007 Rate Case above and in Note 2 of the Combined Notes to Consolidated Financial Statements.

Subsequent to the Court’s ruling, ComEd filed a request with the ICC to allow it to request recovery, through inclusion in the 2010 Rate Case, of $3 million in operation and maintenance costs, as well as carrying costs associated with capital investment in the ICC-approved AMI/Customer Applications pilot program. The AMI pilot program capital investment had already been requested in rate base in the 2010 Rate Case. On December 2, 2010, the ICC approved ComEd’s request. The investment and the pilot program costs are subject to challenge in the 2010 Rate Case proceeding.

ComEd Alternative Regulation Pilot Program. On August 31, 2010, ComEd filed with the ICC an alternative regulation pilot proposal as a companion proposal to its 2010 Rate Case under a provision of the Illinois Public Utility Act that contemplates an alternative regulatory structure. Rather than employing the traditional rate setting process in which the utility seeks recovery of costs already incurred, the proposal, if approved, would bring utilities, stakeholders, and the ICC together to develop, review and approve ongoing investment programs before those investments are made. The pilot process would include a flow-through mechanism to recover the depreciation and the carrying costs associated with an estimated $130 million in capital investments and $65 million in incremental operating and maintenance expense over a two-year period, as incurred. The unrecovered portion of the capital investments would be included in ComEd’s rate base in its future delivery services rate case filing. The alternative regulatory structure as proposed by ComEd includes an immediate operating and maintenance savings to customers (up to $2 million) and an incentive mechanism for completing the capital investments under budget. This filing includes a request for approval of the alternative regulatory mechanism as well as approval of costs related to electric vehicles, accelerated reinvestment of urban underground facilities and low income assistance. If the mechanism is approved, ComEd would also seek recovery of an estimated $125 million of smart grid investments after the conclusion of the Illinois Statewide Smart Grid Collaborative workshops, the smart grid policy docket and the evaluation of its AMI pilot program. The ICC is scheduled to issue an order by May 28, 2011.

Proposed Legislation to Modernize Electric Utility Infrastructure and to Update Illinois Ratemaking Process. ComEd and other Illinois utilities and legislators are working to develop legislation that would modernize Illinois’ electric grid. The proposal includes a policy-based approach which would provide a more predictable ratemaking system and would enable utilities to modernize the electric grid and set the stage for fostering economic development while creating and retaining jobs. Many other states are changing or are considering changes to the way they regulate utilities in order to improve the predictability of the ratemaking process.

The proposed legislation, which was introduced in the Illinois General Assembly on February 8, 2011, includes a process for determining formula rates that would provide for the recovery of actual costs of service that are prudently incurred and reasonable in amount, reflect the utility’s actual capital structure (excluding goodwill), and include a formula for calculating the return on equity component of the cost of capital. The proposed legislation would apply to electric and gas utilities in Illinois on an opt-in basis and would not have any effect on the IPA process for energy procurement.

If the proposed legislation were to be enacted, ComEd would anticipate adopting a formula rate and investing an additional $2.6 billion in capital expenditures over the next ten years to modernize its system and implement smart grid technology, including improvements to cyber security. These investments would be incremental to ComEd’s otherwise planned capital expenditures. However, there can be no assurances that the proposed legislation will be enacted into law.

2011 Pennsylvania Electric and Natural Gas Rates. On December 16, 2010, the PAPUC approved the settlement of PECO’s electric distribution rate case for an increase of $225 million in annual service revenue, which is approximately 71% of the $316 million originally requested. The natural gas distribution rate case settlement reflects an increase of approximately $20 million in annual service revenue, which is approximately 46% of the $44 million originally requested. The approved electric and natural gas distribution rates became effective on January 1, 2011.

In accordance with the DSP Program, PECO has completed four competitive procurements for electric supply for default electric service customers commencing January 2011. As of December 31, 2010, PECO had procured substantially all of the total estimated electric supply needed to serve the residential customer class in 2011.

The approved electric distribution rate case settlement and the 2010 electric supply procurement results indicate an increase of 5.1% in the average residential customer total electric bill on January 1, 2011, above 2010 bills.

The approved natural gas distribution rate case settlement and the estimated 2011 PGC costs will result in an increase of 1% in the average residential customer total natural gas bill on January 1, 2011, above 2010 bills.

See Note 2 of the Combined Notes to Consolidated Financial Statements for further details related to PECO’s rate case and procurement proceedings.

Financial Reform Legislation. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law on July 21, 2010. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. The legislation provides an exemption from mandatory clearing requirements for transactions that are used to hedge commercial risk like those utilized by Generation. At the same time, the legislation includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements for transactions, including those that are used to hedge commercial risk. However, during drafting of the legislation, members of Congress issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize transactions to hedge commercial risk. Final rules on major provisions in the legislation, including new margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment. If deemed a swap dealer, Generation would be required to execute over-the-counter derivative transactions, except those with qualifying end-users that are used to hedge commercial risk, through an exchange or central clearinghouse subject to margin requirements; conversely, if deemed a qualifying end-user, Generation could elect not to clear such transactions. Although we believe a swap dealer designation is unlikely, a substantial shift from over-the-counter sales to exchange cleared sales is estimated to require approximately $1 billion of additional collateral. Generation has adequate credit facilities and flexibility in its hedging program to accommodate these legislative or market changes. Generation continues to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on its results of operations, cash flows or financial position.

New Jersey Capacity Legislation. New Jersey Senate Bill 2381 was enacted into law on January 28, 2011. This legislation establishes a long-term capacity pilot program under which the New Jersey Board of Public Utilities will administer an RFP process to solicit offers for capacity agreements with mid-merit and/or baseload generation constructed after the effective date of the bill. The pilot program seeks capacity agreements for a term of up to 15 years for 2,000 MW. The selected generators are required to bid in and clear the PJM RPM auction, likely causing them to bid in at zero. Generators are paid based on the RFP contract price; therefore any difference between the RPM clearing price and the RFP contract price is either ultimately recovered from or refunded to New Jersey electric customers. This state required customer subsidy for generation capacity is expected to artificially suppress capacity prices within the Mid-Atlantic region, which could adversely affect Generation’s results of operations and cash flows. Other states could seek to establish similar programs, which could substantially impair Exelon’s market driven position.

PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. On February 1, 2011, PJM Power Providers Group, of which Generation is a member, filed a complaint asking FERC to revise PJM’s MOPR to mitigate this exercise of buyer market power. Generation expects PJM to make a similar filing at FERC. In addition, on February 9, 2011, Generation and others filed a complaint in Federal district court requesting that the court declare the statute unconstitutional and that it enjoin implementation of the statute.

Illinois State Income Tax Legislation. The Taxpayer Accountability and Budget Stabilization Act, (Senate Bill 2505), enacted into law in Illinois on January 13, 2011, increases the corporate tax rate in Illinois from 7.3% to 9.5% for tax years 2011 – 2014, provides for a reduction in the rate from 9.5% to 7.75% for tax years 2015 – 2024 and further reduces the rate from 7.75% to 7.3% for tax years 2025 and thereafter.

The rate change from 7.3% to 9.5% will result in a one-time charge or credit to deferred taxes as the balances must be recalculated at the new corporate tax rates. The Registrants are unable to estimate the impact at this time. Additionally, the rate change will increase Exelon’s future Illinois state income taxes, net of offsetting Federal benefit, by approximately $25 million in 2011, of which $10 million and $10 million relate to Generation and ComEd, respectively.

Plant Retirements

Oyster Creek. On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. The current NRC license for Oyster Creek expires in 2029. In reliance upon Exelon’s determination to cease generation operations at Oyster Creek no later than December 31, 2019, the NJDEP has determined that closed cycle cooling is not the best technology available for Oyster Creek given the length of time that would be required to retrofit from the existing once-through cooling system to a closed-cycle cooling system and the limited life span of Oyster Creek after installation of a closed-cycle cooling system. Based on its consideration of these and other factors, in its best professional judgment, NJDEP has determined that the existing measures at Oyster Creek represent the best technology available for the facility’s cooling water intake through cessation of generation operations. As a result of the announcement to close Oyster Creek by 2019, Generation’s operating expenses increased by $7 million (pre-tax) in 2010 and are estimated to increase approximately $25-$30 million (pre-tax) in each of the years 2011 through 2015. The impacts to Generation’s operating expenses in years 2016 through 2019 will be dependent on future capital spending at Oyster Creek. Generation will also make employee retention payments of approximately $20 million in 2011 that are expected to increase operating expenses by approximately $4 million (pre-tax) in each of the years 2011 through 2015.

Eddystone and Cromby. In 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit effective May 31, 2011 in response to the economic outlook related to the continued operation of these four units. The units to be retired are Cromby Generating Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating Station (Eddystone) Unit 1 and Unit 2. PJM determined that transmission reliability upgrades will be necessary to alleviate reliability impacts and that those upgrades will be completed in a manner that will permit Generation’s retirement of the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on December 31, 2011; and Eddystone Unit 2 on June 1, 2012. As a result, on December 14, 2010, Generation reached a proposed settlement with FERC Staff and other intervenors regarding the terms of the reliability-must-run rate schedule, subject to FERC approval, for Cromby Unit 2 and Eddystone Unit 2. Under the proposed settlement, monthly fixed-cost recovery during the reliability-must-run period for Cromby Unit 2 and Eddystone Unit 2 would be approximately $2 million and $6 million, respectively. In addition, Generation would be reimbursed for variable costs including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Management discusses these policies, estimates and assumptions with its Accounting and Disclosure Governance Committee on a regular basis and provides periodic updates on management decisions to the Audit Committees of the Exelon, ComEd and PECO Boards of Directors. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Additional discussion of the application of these accounting policies can be found in the Combined Notes to Consolidated Financial Statements.

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

Decommissioning Cost Studies. Generation uses unit-by-unit decommissioning cost studies to provide a marketplace assessment of the costs and timing of decommissioning activities, which are validated by comparison to current decommissioning projects within its industry and other estimates. Decommissioning cost studies are updated, on a rotational basis, for each of Generation’s nuclear units at least every five years.

Cost Escalation Studies. Generation uses cost escalation factors to escalate the decommissioning costs from the decommissioning cost studies discussed above through the assumed decommissioning period for each of the units. Cost escalation studies, updated on an annual basis, are used to determine escalation factors; and are based on inflation indices for labor, equipment and materials, energy, LLRW disposal and other costs.

Probabilistic Cash Flow Models. Generation’s probabilistic cash flow models include the assignment of probabilities to various scenarios for decommissioning costs, approaches and timing on a unit-by-unit basis. Probabilities assigned to cost levels include an assessment of the likelihood of costs 20% higher (high-cost scenario) or 15% lower (low-cost scenario) then the base cost scenario. Probabilities assigned alternative decommissioning approaches assess the likelihood of performing DECON (a method of decommissioning shortly after the cessation of operation in which the equipment, structures, and portions of a facility and site containing radioactive contaminants are removed and safely buried in a LLRW landfill or decontaminated to a level that permits property to be released for unrestricted use), Delayed DECON (similar to the DECON scenario but with a delay to allow for spent fuel to be removed from the site prior to onset of decommissioning activities) or SAFSTOR (a method of decommissioning in which the nuclear facility is placed and maintained in such condition that the nuclear facility can be safely stored and subsequently decontaminated to levels that permit release for unrestricted use generally within 60 years after cessation of operations) procedures. Probabilities assigned to the timing scenarios incorporate the likelihood of continued operation through current license lives or through anticipated license renewals. Generation’s probabilistic cash flow models also include an assessment of the timing of DOE acceptance of SNF for disposal, which Generation currently assumes will begin in 2020, based on the DOE’s most recent indication. For more information regarding the estimated date that DOE will begin accepting SNF, see Note 18 of the Combined Notes to Consolidated Financial Statements.

License Renewals. Generation assumes a successful 20-year renewal for each of its nuclear generating station licenses, except for Oyster Creek, in determining its nuclear decommissioning ARO. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information on Oyster Creek. Generation has successfully secured 20-year operating license renewal extensions for eight of its nuclear units, and none of Generation’s applications for an operating license extension has been denied. Generation is in various stages of the process of pursuing similar extensions on its remaining eleven operating nuclear units (including the two Salem units co-owned by Generation, but operated by PSEG). Generation’s assumption regarding license extension for ARO determination purposes is based in part on the good current physical condition and high performance of these nuclear units; the favorable status of the ongoing license renewal proceedings with the NRC, and the successful renewals for eight units to date. Generation estimates that the failure to obtain license renewals at any of these nuclear units (assuming all other assumptions remain constant) would increase its ARO on average approximately $190 million per unit as of December 31, 2010. The size of the increase to the ARO for a particular nuclear unit is dependent upon the current stage in its original license term and its specific decommissioning cost estimates. If Generation does not receive license renewal on a particular unit, the increase to the ARO may be mitigated by Generation’s ability to delay ultimate decommissioning activities under a SAFSTOR method of decommissioning.

Discount Rates. The probability-weighted estimated future cash flows using these various scenarios are discounted using credit-adjusted, risk-free rates (CARFR) applicable to the various businesses in which each of the nuclear units originally operated. Changes in the CARFR could result in significant changes in the ARO. If Generation used a 2009 CARFR instead of the 2010 CARFR in performing its third quarter ARO update, it would have resulted in a $180 million decrease in the ARO. Additionally, if the CARFR used in performing the third quarter 2010 ARO update was increased or decreased by 25 basis points, the ARO would have decreased $60 million or increased $90 million, respectively.

Changes in the assumptions underlying the foregoing items could materially affect the decommissioning obligation. The following table illustrates the effects of changing certain ARO assumptions, discussed above, while holding all other assumptions constant (dollars in millions):

Change in ARO Assumption	Increase to ARO at December 31, 2010
Cost escalation studies
Uniform increase in escalation rates of 25 basis points	$450
Probabilistic cash flow models
Increase the likelihood of the high-cost scenario by 10 percentage points and decrease the likelihood of the low-cost scenario by 10 percentage points	$150
Increase the likelihood of the DECON scenario by 10 percentage points and decrease the likelihood of the SAFSTOR scenario by 10 percentage points	$210
Increase the likelihood of operating through current license lives by 10 percentage points and decrease the likelihood of operating through anticipated license renewals by 10 percentage points	$370

If the estimated date for DOE acceptance of SNF were to be extended to 2030, Generation’s aggregate nuclear decommissioning obligation would be reduced by an immaterial amount.

Under the authoritative guidance, the nuclear decommissioning obligation is adjusted on a regular basis due to the passage of time and revisions to the key assumptions for the expected timing or estimated amounts of the future undiscounted cash flows required to decommission the nuclear plants. For more information regarding accounting for nuclear decommissioning obligations, see Notes 1 and 12 of the Combined Notes to Consolidated Financial Statements.

Goodwill (Exelon and ComEd)

ComEd has goodwill relating to the acquisition of ComEd in 2000 as part of the PECO/Unicom Merger. Under the provisions of the authoritative guidance for goodwill, ComEd is required to perform an assessment for impairment of its goodwill at least annually or more frequently if an event occurs, such as a significant negative regulatory outcome, or circumstances change that would more likely than not reduce the fair value of the ComEd reporting unit below its carrying amount. Under the authoritative guidance, a reporting unit is an operating segment or operating component and is the level at which goodwill is tested for impairment. The impairment assessment is performed using a two-step, fair value based test. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step requires an allocation of fair value to the individual assets and liabilities using purchase price allocation guidance in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded as a reduction to goodwill and a charge to operating expense. Application of the goodwill impairment test requires management judgment, including the identification of reporting units and determining the fair value of the reporting unit, which management estimates using a weighted combination of a discounted cash flow analysis and a market multiples analysis. Significant assumptions used in these fair value analyses include discount and growth rates, utility sector market performance and transactions, operating and capital expenditure requirements and the fair value of debt. In applying the second step (if needed), management would need to estimate the fair value of specific assets and liabilities of the reporting unit.

ComEd did not recognize an impairment in 2010; however, adverse regulatory actions that could reduce ComEd’s allowed long-term rate of return on common equity or a fully successful IRS challenge to Exelon’s and ComEd’s like-kind exchange income tax position in combination with changes in significant assumptions described above could potentially result in a future impairment loss of ComEd’s goodwill, which could be material. If any combination of changes to significant assumptions resulted in a 5% reduction in fair value as of November 1, 2010, ComEd still would have passed the first step of the goodwill assessment. See Notes 2 and 7 of the Combined Notes to Consolidated Financial Statements for additional information.

Purchase Accounting (Exelon and Generation)

Determining the fair value of assets acquired and liabilities assumed in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. Some of the more significant estimates and assumptions used in valuing Generation’s acquisition of John Deere Renewables on December 9, 2010 include: projected future cash flows (including timing); discount rates reflecting the risk inherent in the future cash flows; and future market prices. There are also judgments made to determine the expected useful lives assigned to each class of assets acquired and liabilities assumed. Generation did not record any goodwill related to the acquisition of John Deere Renewables.

Impairment of Long-lived Assets (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO evaluate their long-lived assets, excluding goodwill, for impairment when circumstances indicate the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, including current energy and market conditions, condition of the asset, specific regulatory disallowance, or plans to dispose of a long-lived asset significantly before the end of its useful life. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. For the generation business, forecasting future cash flows requires assumptions regarding forecasted commodity prices for the sale of power, costs of fuel and the expected operations of assets. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on the consolidated financial statements. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. For the generation business, the lowest level of independent cash flows is determined by evaluation of several factors, including the geographic dispatch of the generation units and the hedging strategies related to those units. For ComEd and PECO, the lowest level of independent cash flows is determined by evaluation of several factors including the ratemaking jurisdiction in which they operate and the type of service or commodity provided. For ComEd, the lowest level of independent cash flows is transmission and distribution and for PECO, the lowest level of independent cash flows is transmission, distribution and gas. Impairment may occur when the carrying value of the asset or asset group exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset or asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value. Events and circumstances frequently do not occur as expected and there will usually be differences between prospective financial information and actual results, and those differences may be material. Additionally, some assumptions or projections inevitably will not materialize and unanticipated events and circumstances may occur during the forecast period. These could include, among others, major changes in the economic environment; significant increases or decreases in current mortgage interest rates and/or terms or availability of financing altogether; property assessment; and/or major revisions in current state and/or Federal tax or regulatory laws. Therefore, the actual results achieved during the projected holding period and investor requirements relative to anticipated annual returns and overall yields could vary from the projection. Accordingly, to the extent that any of the information used in the fair value analysis requires adjustment, the resulting fair market value would be different. As such, the determination of fair value is driven by both internal assumptions as well as information from various public, financial and industry sources. An impairment determination would require the affected Registrant to reduce both the long-lived asset and current period earnings by the amount of the impairment.

Exelon holds certain investments in coal-fired plants in Georgia and Texas subject to long-term leases. Exelon determines the investment in these plants by incorporating an estimate of the residual values of the leased assets. On an annual basis, Exelon reviews the estimated residual values of these plants to determine if the current estimate of their residual value is lower than the one used at the start of the lease. In determining the estimate of the residual value the expectation of future market conditions, including commodity prices, is considered. If the estimated residual value is lower than at the start of the lease and the decline is considered to be other than temporary, a loss will be recognized with a corresponding reduction to the carrying amount of the investment. To date, no such losses have been recognized.

See Note 5 of the Combined Notes to Consolidated Financial Statements for a discussion of asset impairment evaluations made by Generation.

Depreciable Lives of Property, Plant and Equipment (Exelon, Generation, ComEd and PECO)

The Registrants have significant investments in electric generation assets and electric and natural gas transmission and distribution assets. Depreciation of these assets is generally provided over their estimated service lives on a straight-line basis using the composite method. The estimation of service lives requires management judgment regarding the period of time that the assets will be in use. As circumstances warrant, the estimated service lives are reviewed to determine if any changes are needed. Depreciation rates incorporate assumptions on interim retirements based on actual historical retirement experience. To the extent interim retirement patterns change, this could have a significant impact on the amount of depreciation expense recorded in the income statement. Changes to depreciation estimates resulting from a change in the estimated end of service lives could have a significant impact on the amount of depreciation expense recorded in the income statement. See Note 1 of the Combined Notes to Consolidated Financial Statements for information regarding depreciation and estimated service lives of the property, plant and equipment of the Registrants.

The estimated service lives of the nuclear generating facilities are based on the estimated useful lives of the stations, which assume a 20-year license renewal extension of the operating licenses for all of Generation’s operating nuclear generating stations except for Oyster Creek. See Note 18 of the Combined Notes to Consolidated Financial Statements for information regarding Oyster Creek. While Generation has received license renewals for certain facilities, and has applied for or expects to apply for and obtain approval of license renewals for the remaining facilities, circumstances may arise that would prevent Generation from obtaining additional license renewals. Generation also periodically evaluates the estimated service lives of its fossil fuel generating facilities based on feasibility assessments as well as economic and capital requirements. The estimated service lives of the hydroelectric generating facilities are based on the remaining useful lives of the stations, which assume a license renewal extension of the operating licenses. A change in depreciation estimates resulting from Generation’s extension or reduction of the estimated service lives could have a significant effect on Generation’s results of operations. Generation completed a depreciation rate study during the first quarter of 2010, which resulted in the implementation of new depreciation rates effective January 1, 2010.

ComEd is required to file a depreciation rate study at least every five years with the ICC. ComEd filed a depreciation rate study with the ICC in January 2009, which resulted in the implementation of new depreciation rates effective January 1, 2009.

PECO is required to file a depreciation rate study at least every five years with the PAPUC. In April 2010, PECO filed a depreciation rate study with the PAPUC for both its electric and gas assets, which resulted in the implementation of new depreciation rates effective January 2011.

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

The measurement of the plan obligations and costs of providing benefits under Exelon’s defined benefit and other postretirement plans involves various factors, including the development of valuation assumptions and accounting policy elections. When developing the required assumptions, Exelon considers historical information as well as future expectations. The measurement of benefit obligations and costs is impacted by several assumptions including the discount rate applied to benefit obligations, the long-term expected rate of return on plan assets, Exelon’s expected level of contributions to the plans, the incidence of mortality, the expected remaining service period of plan participants, the level of compensation and rate of compensation increases, employee age, length of service, the long-term expected investment rate credited to employees of certain plans and the anticipated rate of increase of health care costs, among other factors. The assumptions are updated annually and upon any interim remeasurement of the plan obligations. The impact of assumption changes on pension and other postretirement benefit obligations is generally recognized over the expected average remaining service period of the employees rather than immediately recognized in the income statement. Pension and postretirement benefit costs attributed to the operating companies are labor costs and are ultimately allocated to projects within the operating companies, some of which are capitalized.

Pension and postretirement benefit plan assets include equity securities, including U.S. and international securities, and fixed income securities, as well as certain alternative investment classes such as real estate, private equity and hedge funds. See Note 13 of the Combined Notes to Consolidated Financial Statements for information on fair value measurements of pension and other postretirement plan assets, including valuation techniques and classification in accordance with authoritative guidance under the fair value hierarchy.

Expected Rate of Return on Plan Assets. The long-term expected rate of return on plan assets assumption used in calculating pension costs was 8.50%, 8.50% and 8.75% for 2010, 2009 and 2008,

respectively. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.83%, 8.10% and 7.80% in 2010, 2009 and 2008, respectively. The pension trust activity is non-taxable, while other postretirement benefit trust activity is partially taxable. The EROA is based on asset allocations at year end. In 2010, Exelon modified its pension investment strategy in order to reduce the volatility of its pension assets relative to its pension liabilities. As a result of this modification, over time, Exelon plans to decrease equity investments and increase investments in fixed income securities and alternative investments in order to achieve a balanced portfolio of risk-reducing and return-seeking assets. The change in the overall investment strategy will likely lower the expected rate of return on plan assets in future years as compared to the previous strategy. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon’s asset allocations. Exelon used an EROA of 8.00% and 7.08% to estimate its 2011 pension and other postretirement benefit costs, respectively. For 2012, Exelon projects an EROA of 7.50% and 7.08% for pension and other postretirement benefit costs, respectively.

Exelon calculates the expected return on pension and other postretirement benefit plan assets by multiplying the EROA by the MRV of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments to be made during the year. In determining MRV, the authoritative guidance for pensions and postretirement benefits allows the use of either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the majority of pension plan assets, Exelon uses a calculated value that adjusts for 20% of the difference between fair value and expected MRV of plan assets. Use of this calculated value approach enables less volatile expected asset returns to be recognized as a component of pension cost from year to year. For other postretirement benefit plan assets and certain pension plan assets, Exelon uses fair value to calculate the MRV.

Actual asset returns have an impact on the costs reported for the Exelon-sponsored pension and other postretirement benefit plans. The actual asset returns across the Registrant’s pension and other postretirement benefit plans for the year ended December 31, 2010 were 11.9% and 11.6%, respectively, compared to an expected long-term return assumption of 8.50% and 7.83%, respectively. Those return levels are expected to decrease 2011 and 2012 benefit costs as follows:

(dollars in millions)	Decrease in 2011 Pension Cost	Decrease in 2011 Postretirement Benefit Cost	Decrease in 2012 Pension Cost	Decrease in 2012 Postretirement Benefit Cost
2010 actual asset returns	$(8)	$(8)	$(15)	$(7)

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

Discount Rate. The discount rates used to determine the pension and other postretirement benefit obligations at December 31, 2010 were 5.26% and 5.30%, respectively, and the discount rates for determining both the pension and other postretirement benefit obligations at December 31, 2009 and 2008 were 5.83% and 6.09%, respectively. At December 31, 2010, 2009 and 2008, the discount rate was determined by developing a spot rate curve based on the yield to maturity of a universe of high-quality non-callable (or callable with make whole provisions) bonds with similar maturities to the related pension and other postretirement benefit obligations. The spot rates are used to discount the estimated distributions under the pension and other postretirement benefit plans. The discount rate is the single level rate that produces the same result as the spot rate curve. Exelon utilizes an analytical tool developed by its actuaries to determine the discount rates.

The discount rate assumptions used to determine the obligation at year end are used to determine the cost for the following year. Exelon will use discount rates of 5.26% and 5.30% to estimate its 2011 pension and other postretirement benefit costs, respectively.

Health Care Reform Legislation. In March 2010, the Health Care Reform Acts were signed into law, which contain a number of provisions that impact retiree health care plans provided by employers. In particular, the Health Care Reform Acts include a provision that imposes an excise tax on certain high-cost plans beginning in 2018, whereby premiums paid over a prescribed threshold will be taxed at a 40% rate. Although the excise tax does not go into effect until 2018, accounting guidance requires Exelon to incorporate the estimated impact of the excise tax in its annual actuarial valuation. The application of the legislation is still unclear and Exelon continues to monitor the Department of Labor and IRS for additional guidance. Certain key assumptions are required to estimate the impact of the excise tax on Exelon’s other postretirement obligation, including projected inflation rates (based on the CPI) and whether pre- and post-65 retiree populations can be aggregated in determining the premium values of health care benefits. Exelon reflected its best estimate of the expected impact in its annual actuarial valuation, which increased its postretirement benefit obligation by $145 million as of December 31, 2010 and increases annual other postretirement benefit costs by approximately $32 million, beginning in 2011.

The excise tax is applied to the value of retiree health care benefits in excess of certain thresholds, which increase each year based on the rate of CPI. Therefore, the assumed rate of CPI impacts the extent to which Exelon’s future retiree health care benefit premiums exceed the thresholds. Exelon assumed an annual CPI of 2.5% in calculating the impact of the excise tax on Exelon’s other postretirement obligation as of December 31, 2010. As of December 31, 2010, a 50 basis point decrease in the assumed CPI (holding all other assumptions constant) would have increased Exelon’s other postretirement benefit obligation by approximately $70 million, and a 50 basis point increase in the assumed CPI would have decreased Exelon’s other postretirement benefit obligation by approximately $65 million.

The impact of the excise tax is also dependent on whether pre- and post-65 retirees can be aggregated for purposes of calculating the value of health care benefits provided by Exelon. The value of the health care benefits provided to pre-65 employees is greater than the value for post-65 employees because pre-65 employees are not eligible for Medicare. The aggregation of pre- and post-65 retiree populations reduces the average value of the health care benefits and, therefore, results in less excise tax. Exelon has assumed pre- and post-65 retirees will be allowed to be aggregated for purposes of calculating the impact of the excise tax on its other postretirement benefit obligation as of December 31, 2010. The disaggregation of pre- and post-65 retiree populations would have increased Exelon’s other postretirement benefit obligation by approximately $200 million (holding all other assumptions constant) as of December 31, 2010.

Health Care Cost Trend Rate. Assumed health care cost trend rates have a significant effect on the costs reported for Exelon’s other postretirement benefit plans. Accounting guidance requires that annual health care cost estimates be developed using past and present health care cost trends (both for Exelon and across the broader economy), as well as expectations of health care cost escalation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of plan participants. Therefore, the trend rate assumption is subject to significant uncertainty, particularly when considering potential impacts of the 2010 Health Care Reform Acts. Exelon assumed a health care cost trend rate of 7.00% at December 31, 2010, decreasing to an ultimate health care cost trend rate of 5.00% in 2015.

Sensitivity to Changes in Key Assumptions: The following tables illustrate the effects of changing certain of the actuarial assumptions discussed above, while holding all other assumptions constant (dollars in millions):

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total

Change in 2010 cost:
Discount rate (a)	0.5%	$(51)	$(27)	$(78)
	(0.5)%	55	27	82
EROA	0.5%	(47)	(7)	(54)
	(0.5)%	47	7	54
Health care trend rate	1.00%	N/A	53	53
	(1.00)%	N/A	(43)	(43)
	Extend the year at which the ultimate health care trend rate of 5% is forecasted to be reached by 5 years	N/A	20	20
Change in benefit obligation at December 31, 2010:
Discount rate (a)	0.5%	(730)	(229)	(959)
	(0.5)%	775	243	1,018
Health care trend rate	1.00%	N/A	490	490
	(1.00)%	N/A	(405)	(405)
	Extend the year at which the ultimate health care trend rate of 5% is forecasted to be reached by 5 years	N/A	201	201

(a)	In general, the discount rate will have a larger impact on the pension and other postretirement benefit cost and obligation as the rate moves closer to 0%. Therefore, the discount rate sensitivities above cannot necessarily be extrapolated for larger increases or decreases in the discount rate.

Average Remaining Service Period. For pension benefits, Exelon amortizes its unrecognized prior service costs and certain actuarial gains and losses, as applicable, based on participants’ average remaining service periods. The average remaining service period of defined benefit pension plan participants was 12.4 years, 12.7 years and 12.8 years for the years ended December 31, 2010, 2009 and 2008, respectively.

For other postretirement benefits, Exelon amortizes its unrecognized estimated prior service costs over participants’ average remaining service period to benefit eligibility age and amortizes its transition obligations and certain actuarial gains and losses over participants’ average remaining service period to expected retirement. The average remaining service period of postretirement benefit plan participants related to benefit eligibility age was 6.8 years, 6.8 years and 6.9 years for the years ended December 31, 2010, 2009 and 2008, respectively. The average remaining service period of postretirement benefit plan participants related to expected retirement was 9.0 years, 9.2 years and 9.4 years for the years ended December 31, 2010, 2009 and 2008, respectively.

Regulatory Accounting (Exelon, ComEd and PECO)

Exelon, ComEd and PECO account for their regulated electric and gas operations in accordance with the authoritative guidance for accounting for certain types of regulations, which requires Exelon, ComEd, and PECO to reflect the effects of cost-based rate regulation in their financial statements. Use of this guidance is applicable to utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable expectation that all costs will be recoverable from customers through rates. Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent (1) the excess recovery of costs or accrued credits that have been deferred because it is probable such amounts will be returned to customers through future regulated rates; or (2) billings in advance of expenditures for approved regulatory programs. As of December 31, 2010, Exelon, ComEd and PECO have concluded that the operations of ComEd and PECO meet the criteria of the authoritative guidance. If it is concluded in a future period that a separable portion of those operations no longer meets the criteria of this guidance, Exelon, ComEd and PECO would be required to eliminate any associated regulatory assets and liabilities and the impact would be recognized in the Consolidated Statements of Operations and could be material. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information regarding regulatory matters, including the regulatory assets and liabilities tables of Exelon, ComEd and PECO.

For each regulatory jurisdiction in which they conduct business, Exelon, ComEd and PECO assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of factors such as changes in applicable regulatory and political environments, historical regulatory treatment for similar costs in ComEd and PECO’s jurisdictions, and recent rate orders. Furthermore, Exelon, ComEd and PECO make other judgments related to the financial statement impact of their regulatory environments, such as the types of adjustments to rate base that will be acceptable to regulatory bodies and the types of costs and the extent, if any, to which those costs will be recoverable through rates. Additionally, estimates are made in accordance with the authoritative guidance for contingencies, as to the amount of revenues billed under certain regulatory orders that may ultimately be refunded to customers upon finalization of applicable regulatory or judicial processes. These assessments are based, to the extent possible, on past relevant experience with regulatory bodies in ComEd and PECO’s jurisdictions, known circumstances specific to a particular matter and hearings held with the applicable regulatory body. If the assessments and estimates made by Exelon, ComEd and PECO are ultimately different than actual regulatory outcomes, the impact on their results of operations, financial position, and cash flows could be material.

Accounting for Derivative Instruments (Exelon, Generation, ComEd and PECO)

The Registrants utilize derivative instruments to manage their exposure to fluctuations in interest rates, changes in interest rates related to planned future debt issuances and changes in the fair value of outstanding debt. Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases and other energy-related products marketed and purchased. Additionally, Generation enters into energy-related derivatives for proprietary trading purposes. ComEd has entered into contracts to procure energy, capacity and ancillary services. In addition, ComEd has a financial swap contract with Generation that extends into 2013 and floating-to-fixed energy swaps with several unaffiliated suppliers that extend into 2032. PECO has entered into derivative natural gas contracts to hedge its long-term price risk in the natural gas market. As part of the preparation for the expiration of the PPA with Generation at the end of 2010, PECO has entered into derivative contracts to procure electric supply through a competitive RFP process as outlined in its PAPUC-approved DSP Program. ComEd and PECO do not enter into derivatives for proprietary trading purposes. The Registrants’ derivative activities are in accordance with Exelon’s Risk Management Policy (RMP). See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ derivative instruments.

The Registrants account for derivative financial instruments under the applicable authoritative guidance. Determining whether or not a contract qualifies as a derivative under this guidance requires that management exercise significant judgment, including assessing the market liquidity as well as determining whether a contract has one or more underlyings and one or more notional amounts. Further, interpretive guidance related to the authoritative literature continues to evolve, including how it applies to energy and energy-related products. Changes in management’s assessment of contracts and the liquidity of their markets, and changes in authoritative guidance related to derivatives, could result in previously excluded contracts being subject to the provisions of the authoritative derivative guidance. Generation has determined that contracts to purchase uranium and contracts to purchase and sell RECs do not meet the definition of a derivative under the current authoritative guidance since they do not provide for net settlement and neither the uranium or REC markets are sufficiently liquid to conclude that forward contracts are readily convertible to cash. If the uranium or REC markets do become sufficiently liquid in the future and Generation begins to account for uranium purchase contracts or REC purchase and sale contracts as derivative instruments, the fair value of these contracts would be accounted for consistent with Generation’s other derivative instruments. In this case, if market prices differ from the underlying prices of the contracts, Generation would be required to record a mark-to-market gain or loss, which may have a material impact to Exelon’s and Generation’s financial positions and results of operations.

Under current authoritative guidance, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as fair value or cash flow hedges. For fair value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the hedged cash flows of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting and for energy-related derivatives entered for proprietary trading purposes, changes in the fair value of the derivatives are recognized in earnings each period except for ComEd and PECO, in which changes in the fair value each period are recorded as a regulatory asset or liability.

Normal Purchases and Normal Sales Exception. Determining whether a contract qualifies for the normal purchases and normal sales exception requires that management exercise judgment on whether the contract will physically deliver and requires that management ensure compliance with all of the associated qualification and documentation requirements. Revenues and expenses on contracts that qualify as normal purchases and normal sales are recognized when the underlying physical transaction is completed. Contracts which qualify for the normal purchases and normal sales exception are those for which physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time and price is not tied to an unrelated underlying derivative. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. While these contracts are considered derivative financial instruments under the authoritative guidance, the transactions have been designated as normal purchases and normal sales and are thus not required to be recorded at fair value, but rather on an accrual basis of accounting. The contracts that ComEd has entered into with Generation and other suppliers as part of the initial ComEd procurement auction and the subsequent RFP process, PECO’s full requirement contracts and block contracts under the PAPUC-approved DSP program and all of PECO’s natural gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the scope exceptions, the fair value of the related contract would be recorded on the balance sheet and immediately recognized through earnings at Generation or offset by a regulatory asset or liability at ComEd and PECO. Thereafter, future changes in fair value would be recorded in the balance sheet and recognized through earnings at Generation. Triggering events that could result in a contract’s loss of the normal purchase and normal sale designation, because it is no longer probable that the contract will result in physical delivery, include changes in business requirements, changes in counterparty credit and financial rather than physical contract settlements (book-outs).

Commodity Contracts. Identification of a commodity contract as a qualifying cash flow hedge requires Generation to determine that the contract is in accordance with the RMP, the forecasted future transaction is probable and the hedging relationship between the commodity contract and the expected future purchase or sale of the commodity is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. Internal models that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such a commodity contract designated as a hedge. Generation reassesses its cash flow hedges on a regular basis to determine if they continue to be effective and whether the forecasted future transactions remain probable. When a contract does not meet the effective or probable criteria of the authoritative guidance, hedge accounting is discontinued and changes in the fair value of the derivative are recorded through earnings at Generation or offset by a regulatory asset or liability at ComEd and PECO.

As a part of accounting for derivatives, the Registrants make estimates and assumptions concerning future commodity prices, load requirements, interest rates, the timing of future transactions and their probable cash flows, the fair value of contracts and the expected changes in the fair value in deciding whether or not to enter into derivative transactions, and in determining the initial accounting treatment for derivative transactions. In accordance with the authoritative guidance for fair value measurements, the Registrants categorize these derivatives under a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based derivatives valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that the Registrants believe provide the most liquid market for the commodity. The price quotations are reviewed and corroborated to ensure the prices are observable and representative of an orderly transaction between market participants. This includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. The Registrant’s non-exchange-based derivatives are traded predominately at liquid trading points. The remainder of non-exchange-based derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, and assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For non-exchange-based derivatives that trade in liquid markets, such as generic forwards, swaps and options, Black model inputs are generally observable. Such instruments are categorized in Level 2. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, such as the financial swap contract between Generation and ComEd, Black model inputs generally would include both observable and unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration.

Such instruments are categorized in Level 3 as the Black model inputs generally are not observable. The Registrants consider nonperformance risk, including credit risk in the valuation of derivative contracts categorized in Level 1, 2 and 3, including both historical and current market data in its assessment of nonperformance risk, including credit risk. The impacts of credit and nonperformance risk to date have generally not been material to the financial statements.

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

Taxation (Exelon, Generation, ComEd and PECO)

Significant management judgment is required in determining the Registrants’ provisions for income taxes, primarily due to the uncertainty related to tax positions taken, as well as deferred tax assets and liabilities and valuation allowances. In accordance with applicable authoritative guidance, the Registrants account for uncertain income tax positions using a benefit recognition model with a two-step approach including a more-likely-than-not recognition criterion and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit of the tax position will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Registrants’ consolidated financial statements.

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

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Registrants’ forecasted financial condition and results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities. While the Registrants believe the resulting tax balances as of December 31, 2010 and 2009 are appropriately accounted for in accordance with the applicable authoritative guidance, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to their consolidated financial statements and such adjustments could be material. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding taxes.

Accounting for Contingencies (Exelon, Generation, ComEd and PECO)

In the preparation of their financial statements, the Registrants make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimable based upon available information. The amounts recorded may differ from the actual income or expense incurred when the uncertainty is resolved. The estimates that the Registrants make in accounting for contingencies and the gains and losses that they record upon the ultimate resolution of these uncertainties could have a significant effect on their consolidated financial statements.

Environmental Costs. Environmental investigation and remediation liabilities are based upon estimates with respect to the number of sites for which the Registrants will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, the timing of the remediation work, changes in technology, regulations and the requirements of local governmental authorities. Annual studies are conducted to determine the future remediation requirements and estimates are adjusted accordingly. These matters, if resolved in a manner different from the estimate, could have a material effect on the Registrants’ results of operations, financial position and cash flows. See Note 18 of the Combined Notes to Consolidated Financial Statements for further information.

Other, Including Personal Injury Claims. The Registrants are self-insured for general liability, automotive liability, and personal injury claims to the extent that losses are within policy deductibles or exceed the amount of insurance maintained. The Registrants have reserves for both open claims asserted and an estimate of claims incurred but not reported (IBNR). The IBNR reserve is estimated based on actuarial assumptions and analysis and is updated annually. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding litigation and possible legislative measures in the United States, could cause the actual costs to be higher or lower than estimated. Accordingly, these claims, if resolved in a manner different from the estimate, could have a material effect on the Registrants’ results of operations, financial position and cash flows.

Revenue Recognition (Exelon, Generation, ComEd and PECO)

Revenues related to the sale of energy are recorded when service is rendered or energy is delivered to customers. The determination of Generation’s, ComEd’s and PECO’s retail energy sales to individual customers, however, is based on systematic readings of customer meters generally on a monthly basis. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and corresponding unbilled revenue is recorded. The measurement of unbilled revenue is affected by the following factors: daily customer usage measured by generation or gas throughput volume, customer usage by class, losses of energy during delivery to customers and applicable customer rates. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the measurement of unbilled revenue; however, total operating revenues would remain materially unchanged.

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

Allowance for Uncollectible Accounts (Exelon, Generation, ComEd and PECO)

The allowance for uncollectible accounts reflects the Registrants’ best estimates of losses on the accounts receivable balances. For Generation, the allowance is based on accounts receivable agings, historical experience and other currently available information. ComEd and PECO estimate the allowance for uncollectible accounts on customer receivables by applying internally developed loss rates to the outstanding receivable balance by risk segment. Risk segments represent a group of customers with similar credit quality indicators that are computed based on various attributes, including delinquency of their balances and payment history. Loss rates applied to the accounts receivable balances are based on historical average charge-offs as a percentage of accounts receivable in each risk segment. ComEd and PECO customers’ accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, which normally occurs on a monthly basis. ComEd and PECO customer accounts are written off consistent with approved regulatory requirements. ComEd’s and PECO’s provisions for uncollectible accounts will continue to be affected by changes in volume, prices and economic conditions as well as changes in ICC and PAPUC regulations, respectively. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information regarding accounts receivable.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the years ended December 31, 2010, 2009 and 2008 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Net Income (Loss) from Continuing Operations by Business Segment

	2010	2009	Favorable (unfavorable) 2010 vs. 2009 variance	2008	Favorable (unfavorable) 2009 vs. 2008 variance
Generation	$1,972	$2,122	$(150)	$2,258	$(136)
ComEd	337	374	(37)	201	173
PECO	324	353	(29)	325	28
Other (a)	(70)	(142)	72	(67)	(75)

Total	$2,563	$2,707	$(144)	$2,717	$(10)

(a)	Other primarily includes corporate operations, BSC and intersegment eliminations.

Net Income (Loss) by Business Segment

	2010	2009	Favorable (unfavorable) 2010 vs. 2009 variance	2008	Favorable (unfavorable) 2009 vs. 2008 variance
Generation	$1,972	$2,122	$(150)	$2,278	$(156)
ComEd	337	374	(37)	201	173
PECO	324	353	(29)	325	28
Other (a)	(70)	(142)	72	(67)	(75)

Total	$2,563	$2,707	$(144)	$2,737	$(30)

(a)	Other primarily includes corporate operations, BSC and intersegment eliminations.

Results of Operations—Generation

	2010	2009	Favorable (unfavorable) 2010 vs. 2009 variance	2008	Favorable (unfavorable) 2009 vs. 2008 variance
Operating revenues	$10,025	$9,703	$322	$10,754	$(1,051)
Purchased power and fuel expense	3,463	2,932	(531)	3,572	640

Revenue net of purchased power and fuel expense (a)	6,562	6,771	(209)	7,182	(411)
Other operating expenses
Operating and maintenance	2,812	2,938	126	2,717	(221)
Depreciation and amortization	474	333	(141)	274	(59)
Taxes other than income	230	205	(25)	197	(8)

Total other operating expenses	3,516	3,476	(40)	3,188	(288)

Operating income	3,046	3,295	(249)	3,994	(699)
Other income and deductions
Interest expense	(153)	(113)	(40)	(136)	23
Loss in equity method investments	—	(3)	3	(1)	(2)
Other, net	257	376	(119)	(469)	845

Total other income and deductions	104	260	(156)	(606)	866

Income from continuing operations before income taxes	3,150	3,555	(405)	3,388	167
Income taxes	1,178	1,433	255	1,130	(303)

Income from continuing operations	1,972	2,122	(150)	2,258	(136)
Income from discontinued operations, net of income taxes	—	—	—	20	(20)

Net income	$1,972	$2,122	$(150)	$2,278	$(156)

(a)	Generation evaluates its operating performance using the measure of revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement because it provides information that can be used to evaluate its operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

Net Income

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. Generation’s 2010 results compared to 2009 were lower due to decreased revenue net of purchased power and fuel expense due to lower margins realized on market and affiliate power sales primarily due to unfavorable market conditions, lower mark-to-market gains on economic hedging activities and increased nuclear fuel costs; partially offset by higher capacity revenues, including RPM, and favorable settlements on the ComEd swap.

Generation’s 2010 results compared to 2009 were further affected by lower operating and maintenance expenses. Lower operating and maintenance expenses were primarily due to the impact of a $223 million charge associated with the impairment of the Handley and Mountain Creek stations recorded in 2009. Lower operating and maintenance expenses were partially offset by higher expense due to the absence of ARO reductions that occurred in 2009; higher wages and benefits costs; and higher nuclear refueling outage costs in 2010. Additionally, Generation’s earnings decreased due to lower unrealized gains in its NDTs of the Non-Regulatory Agreement Units in 2010 compared to 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. Generation’s 2009 results compared to 2008 were lower due to decreased revenue net of purchased power and fuel expense due to lower realized margins on affiliate and market sales due to unfavorable market conditions, lower mark-to-market gains, reduced revenue from certain long options in Generation’s proprietary trading book and increased nuclear fuel costs. These decreases were partially offset by additional volumes available for market and retail sales, favorable settlements under the ComEd swap and reduced customer credits issued to ComEd and Ameren.

Generation’s 2009 results compared to 2008 were further affected by higher operating and maintenance expenses. Higher operating and maintenance expenses were primarily due to a $223 million charge associated with the impairment of the Handley and Mountain Creek stations and costs associated with the announced shut-down of three coal-fired and one dual fossil-fired generation unit in Pennsylvania. These actions were a direct result of current and future expected market conditions. Market conditions also contributed to lower than expected pension and postretirement plan asset returns in 2008, which resulted in higher pension and other postretirement benefits expense in 2009. Higher operating and maintenance expenses were partially offset by the favorable results of Exelon’s company-wide cost savings initiative and lower nuclear refueling outage costs.

Additionally, due to a significant rebound in the financial markets, Generation experienced strong performance in its NDT funds in 2009. As a result, Generation’s earnings improved as its NDTs of the Non-Regulatory Agreement Units had significant net realized and unrealized gains in 2009 compared to significant net realized and unrealized losses in 2008.

Revenue Net of Purchased Power and Fuel Expense

Generation has three reportable segments, the Mid-Atlantic, Midwest, and South and West regions representing the different geographical areas in which Generation’s power marketing activities are conducted. Mid-Atlantic includes Generation’s operations primarily in Pennsylvania, New Jersey and Maryland; Midwest includes the operations in Illinois, Indiana, Michigan and Minnesota; and the South and West includes operations primarily in Texas, Georgia, Oklahoma, Kansas, Missouri, Idaho and Oregon.

Generation evaluates the operating performance of its power marketing activities using the measure of revenue net of purchased power and fuel expense. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally-generated energy and fuel costs associated with tolling agreements. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a region.

For the year ended December 31, 2010 compared to 2009 and 2009 compared to 2008, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	2010	2009	2010 vs. 2009		2008	2009 vs. 2008
			Variance	% Change		Variance	% Change
Mid-Atlantic (a)(b)	$2,512	$2,578	$(66)	(2.6)%	$2,721	$(143)	(5.3)%
Midwest (b)	4,081	4,148	(67)	(1.6)%	4,100	48	1.2%
South and West	(131)	(117)	(14)	(12.0)%	(73)	(44)	(60.3)%

Total electric revenue net of purchased power and fuel expense	$6,462	$6,609	$(147)	(2.2)%	$6,748	$(139)	(2.1)%
Trading portfolio	27	1	26	n.m.	106	(105)	(99.1)%
Mark-to-market gains	86	181	(95)	(52.5)%	452	(271)	(60.0)%
Other (c)(d)	(13)	(20)	7	35.0%	(124)	104	83.9%

Total revenue net of purchased power and fuel expense	$6,562	$6,771	$(209)	(3.1)%	$7,182	$(411)	(5.7)%

(a)	Included in the Mid-Atlantic are the results of generation in New England.
(b)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(c)	Includes retail gas activities and other operating revenues, which includes amounts paid related to the Illinois Settlement Legislation, decommissioning revenues from PECO and fuel sales.
(d)	In 2010, Other also includes the $57 million impairment charge for the ARP SO2 allowances further described in Note 18 of the Combined Notes to Consolidated Financial Statements.

Generation’s supply sources by region are summarized below:

Supply source (GWh)	2010	2009	2010 vs. 2009		2008	2009 vs. 2008
			Variance	% Change		Variance	% Change
Nuclear generation
Mid-Atlantic (a)	47,517	47,866	(349)	(0.7)%	47,748	118	0.2%
Midwest	92,493	91,804	689	0.8%	91,594	210	0.2%

Fossil and renewables
Mid-Atlantic (b)	9,436	8,938	498	5.6%	9,804	(866)	(8.8)%
Midwest	68	4	64	n.m.	9	(5)	(55.6)%
South and West	1,213	1,247	(34)	(2.7)%	756	491	64.9%

Purchased power (c)
Mid-Atlantic	1,918	1,747	171	9.8%	2,314	(567)	(24.5)%
Midwest	7,032	7,738	(706)	(9.1)%	8,628	(890)	(10.3)%
South and West	12,112	13,721	(1,609)	(11.7)%	15,321	(1,600)	(10.4)%

Total supply by region
Mid-Atlantic	58,871	58,551	320	0.5%	59,866	(1,315)	(2.2)%
Midwest	99,593	99,546	47	0.0%	100,231	(685)	(0.7)%
South and West	13,325	14,968	(1,643)	(11.0)%	16,077	(1,109)	(6.9)%

Total supply	171,789	173,065	(1,276)	(0.7)%	176,174	(3,109)	(1.8)%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem Generating Station (Salem), which is operated by PSEG Nuclear, LLC
(b)	Includes generation in New England.
(c)	Includes non-PPA purchases of 4,681 GWh, 3,535 GWh and 7,384 GWh for the years ended December 31, 2010, 2009 and 2008, respectively.

Generation’s sales are summarized below:

Sales (GWh) (a)	2010	2009	2010 vs. 2009		2008	2009 vs. 2008
			Variance	% Change		Variance	% Change
ComEd (b)	5,323	16,830	(11,507)	(68.4)%	23,200	(6,370)	(27.5)%
PECO	42,003	39,897	2,106	5.3%	40,966	(1,069)	(2.6)%
Market and retail (c)	124,463	116,338	8,125	7.0%	112,008	4,330	3.9%

Total electric sales	171,789	173,065	(1,276)	(0.7)%	176,174	(3,109)	(1.8)%

(a)	Excludes physical trading volumes of 3,625 GWh, 7,578 GWh and 8,891 GWh for the years ended December 31, 2010, 2009 and 2008, respectively.
(b)	Represents sales under the 2006 ComEd auction.
(c)	Includes sales under the ComEd RFP.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the year ended December 31, 2010 as compared to the same period in 2009 and 2009 as compared to the same period in 2008.

$/MWh	2010	2009	2010 vs. 2009 % Change	2008	2009 vs. 2008 % Change

Mid-Atlantic (a)	$42.67	$44.03	(3.1)%	$45.45	(3.1)%
Midwest (a)(b)	$40.98	$41.67	(1.7)%	$40.91	1.9%
South and West	$(9.83)	$(7.82)	(25.7)%	$(4.54)	(72.2)%
Electric revenue net of purchased power and fuel expense per MWh (c)	$37.62	$38.20	(1.5)%	$38.48	(0.7)%

(a)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(b)	Includes sales to ComEd under its RFP of $288 million (8,218 GWh), $88 million (1,916 GWh) and $29 million (486 GWh) and settlements of the ComEd swap of $385 million, $292 million and $(2) million for the years ended December 31, 2010, 2009 and 2008, respectively.
(c)	Excludes the mark-to-market impact of Generation’s economic hedging activities, trading portfolio and other.

Mid-Atlantic

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The $66 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to unfavorable pricing relating to Generation’s PPA with PECO and increased fuel expense. Additionally, increased sales to PECO resulted in less volumes available for market sales.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The $143 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to reduced volumes of sales and unfavorable pricing relating to Generation’s PPA with PECO, lower realized margins on market sales as well as increased costs of nuclear and fossil fuels.

Midwest

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The $67 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to decreased realized margins on market sales in 2010 for the volumes previously sold under the 2006 ComEd auction contracts and for sales of the additional nuclear volumes at realized lower prices as a result of unfavorable market conditions and increases in the price of nuclear fuel. These decreases were partially offset by increased payments under PJM’s RPM auction and an increase in settlements on the ComEd swap as a result of declining market prices in 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The $48 million increase in revenue net of purchased power and fuel expense in the Midwest was primarily due to increased market and retail sales, including additional volumes sold under the ComEd RFP and increased settlements under the ComEd swap. These increases were partially offset by lower volumes sold under the ComEd auction contract due to the expiration of certain tranches and increased nuclear fuel costs.

South and West

In the South and West, there are certain long-term purchase power agreements that have fixed capacity payments based on unit availability. The extent to which these fixed payments are recovered is dependent on market conditions.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The $14 million decrease in revenue net of purchased power and fuel expense in the South and West was primarily due to lower realized margins due to unfavorable market conditions and outage activity, partially offset by capacity revenues received on long-term sale agreements that began in 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The $44 million decrease in revenue net of purchased power and fuel expense in the South and West was primarily due to lower realized margins due to unfavorable market conditions and higher fuel costs associated with owned generation.

Trading Portfolio

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The year ended December 31, 2010 includes revenue recorded from certain long options in the proprietary trading portfolio.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The trading portfolio revenues decreased due primarily to earnings in 2008 from certain long options in the proprietary trading portfolio.

Mark-to-market Gains and Losses

Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. Mark-to-market losses on power hedging activities were $3 million in 2010, including the impact of the changes in ineffectiveness, compared to gains of $94 million in 2009. Mark-to-market gains on fuel hedging activities were $89 million in 2010 compared to gains of $87 million in 2009. See Notes 8 and 9 of the Combined Notes to Consolidated Financial Statements for information on gains associated with mark-to-market derivatives.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. Mark-to-market gains on power hedging activities were $94 million in 2009, including the impact of the changes in ineffectiveness, compared to gains of $414 million in 2008. Mark-to-market gains on fuel hedging activities were $87 million in 2009 compared to gains of $38 million in 2008. See Notes 8 and 9 of the Combined Notes to Consolidated Financial Statements for information on gains associated with mark-to-market derivatives.

Other

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The increase in other is due to the impacts of $77 million in reduced customer credits issued to ComEd and Ameren associated with the Illinois Settlement Legislation further described in Note 2 of the Combined Notes to Consolidated Financial Statements. This increase in other revenue net of purchased power and fuel expense was partially offset by the $57 million impairment charge for the ARP SO2 allowances further described in Note 18 of the Combined Notes to Consolidated Financial Statements and $13 million in lower fuel sales.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The increase in other revenue net of purchased power and fuel expense was primarily due to the impacts of $123 million in reduced customer credits issued to ComEd and Ameren associated with the Illinois Settlement Legislation further described in Note 2 of the Combined Notes to Consolidated Financial Statements, partially offset by $24 million in lower fuel sales.

Nuclear Fleet Capacity Factor and Production Costs

The following table presents nuclear fleet operating data for 2010, as compared to 2009 and 2008, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	2010	2009	2008
Nuclear fleet capacity factor (a)	93.9%	93.6%	93.9%
Nuclear fleet production cost per MWh (a)	$17.31	$16.07	$15.87	(b)

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.
(b)	Excludes the $53 million reduction in fuel expense related to uranium supply agreement non-performance settlements.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The nuclear fleet capacity factor, which excludes Salem, increased primarily due to a lower number of outage days. For 2010 and 2009, scheduled refueling outage days totaled 261 and 263, respectively, and non-refueling outage days totaled 57 and 78, respectively. Higher nuclear fuel costs and higher plant operating and maintenance costs, resulted in a higher production cost per MWh during 2010 as compared to 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The nuclear fleet capacity factor decreased primarily due to a higher number of outage days. For 2009 and 2008, refueling outage days totaled 263 and 241, respectively, and non-refueling outage days totaled 78 and 59, respectively. Higher nuclear fuel costs, partially offset by lower plant operating and maintenance costs resulted in a higher production cost per MWh during 2009 as compared to 2008.

Operating and Maintenance Expense

The changes in operating and maintenance expense for 2010 compared to 2009, consisted of the following:

Increase (Decrease)
Impairment of certain generating assets (a)	$(223)
Announced plant shutdowns (b)	(21)
Nuclear insurance credits (c)	(20)
2009 restructuring plan severance charges	(11)
Asset retirement obligation reduction (d)	51
Wages and other benefits	33
Pension and non-pension postretirement benefits expense	21
Nuclear refueling outage costs, including the co-owned Salem Plant	20
Exelon Wind acquisition (e)	11
Other	13

Decrease in operating and maintenance expense	$(126)

(a)	Reflects the impairment of certain generating assets in 2009. See Note 5 of the Combined Notes to Consolidated Financial Statements for further information.
(b)	Primarily reflects severance-related and inventory write-down costs incurred in 2009 associated with the announced plant shutdowns. See Note 14 of the Combined Notes to Consolidated Financial Statements for further information.
(c)	Reflects the impact of the return of property and business interruption insurance premiums in 2010. No premiums were returned for 2009.
(d)	Primarily reflects the reduction in the ARO in excess of the related ARC balances for the non-regulatory agreement units during 2009.
(e)	See Note 3 of the Combined Notes to Consolidated Financial Statements for further information.

The changes in operating and maintenance expense for 2009 compared to 2008, consisted of the following:

Increase (Decrease)
Impairment of certain generating assets (a)	$223
Pension and non-pension postretirement benefits expense	92
Nuclear insurance credits (b)	28
Announced plant shutdowns (c)	24
Nuclear refueling outage costs, including the co-owned Salem Plant (d)	(46)
Labor, other benefits, contracting and materials (e)	(35)
Asset retirement obligation reduction (f)	(26)
Accounts receivable reserve (g)	(22)
Other	(17)

Increase in operating and maintenance expense	$221

(a)	Reflects the impairment of certain generating assets in 2009. See Note 5 of the Combined Notes to Consolidated Financial Statements for further information.
(b)	Reflects the impact of the return of property and business interruption insurance premiums in 2008. No premiums were returned for 2009.
(c)	Reflects severance-related and inventory write-down costs incurred in 2009 associated with the announced plant shutdowns. See Note 14 of the Combined Notes to Consolidated Financial Statements for further information.
(d)	Primarily reflects the impact of decreased planned and unplanned nuclear outage days in 2009.
(e)	Primarily reflects the impact of Exelon’s 2009 cost savings program.
(f)	Primarily reflects an increased reduction in the ARO in excess of the related ARC balances for the Non-Regulatory Agreement Units during 2009 as compared to 2008.
(g)	Reflects the impact of an increase in accounts receivable reserves recorded in 2008 as a result of Generation’s direct net exposure to Lehman Brothers Holdings Inc.

Depreciation and Amortization

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. For 2010 as compared to 2009, the increase in depreciation and amortization expense was a result of a change in the estimated useful lives of the plants associated with the 2009 announced shutdowns further described in Note 14 of the Combined Notes to Consolidated Financial Statements, which resulted in a depreciation expense increase of $48 million. Additionally, Generation completed a depreciation rate study during the first quarter of 2010, which resulted in a change in depreciation rate. The change in depreciation rate resulted in an increase of $21 million. The remaining increase was primarily due to higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages).

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. For 2009 as compared to 2008, the increase in depreciation and amortization expense was a result of a change in the estimated useful lives of the plants associated with the 2009 announced shutdowns, which resulted in $32 million of accelerated depreciation expense. Additionally, the change in the estimated useful life of a fossil-fired power plant in 2008 resulted in $18 million higher depreciation expense in 2009. The remaining increase was primarily due to higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages), partially offset by the impact of the reassessment of the useful lives of several other fossil-fired facilities in 2008 and reduced depreciation expense associated with the generating assets impaired in 2009.

Taxes Other Than Income

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. For 2010 as compared to 2009, the increase was primarily due to increased property taxes related to Generation’s nuclear facilities.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. For 2009 as compared to 2008, the increase was primarily due to a $9 million gross receipts tax adjustment in 2008.

Interest Expense

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. For 2010 as compared to 2009, the increase in interest expense is primarily due to the debt issuances in 2010, further described in Note 10 of the Combined Notes to Consolidated Financial Statements. The increase in long-term debt resulted in higher interest expense of approximately $42 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. For 2009 as compared to 2008, the decrease in interest expense reflects lower interest of $16 million on SNF obligations as a result of lower rates. Interest on the spent fuel obligation accrues at the 13-week Treasury Rate and is recalculated on a quarterly basis. See Note 18 of the Combined Notes to Consolidated Financial Statements for further information. Additionally, the decrease in interest expense reflects a $16 million increase in capitalized interest during 2009 as compared to 2008. These decreases in interest expense were partially offset by a $9 million increase in interest expense related to uncertain tax positions.

Other, Net

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. For 2010 as compared to 2009, the decrease primarily reflects lower net unrealized gains on the NDT funds of its Non-Regulatory Agreement Units. See the table below for additional information. Additionally, the decrease reflects the contractual elimination of $96 million of income tax expense associated with the NDT funds of the Regulatory Agreement Units in 2010 compared to the contractual elimination of $181 million of income tax expense in 2009. These decreases are partially offset by the impacts of $71 million of expense related to long-term debt extinguished in the third and fourth quarter of 2009 further described in Note 10 of the Combined Notes to Consolidated Financial Statements.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. For 2009 as compared to 2008, the increase reflects net unrealized gains in 2009 on the NDT funds of its Non-Regulatory Agreement Units as compared to net unrealized losses in 2008. See the table below for additional information. Additionally, the increase reflects the contractual elimination of $181 million of income tax expense associated with the NDT funds of the Regulatory Agreement Units in 2009 compared to the contractual elimination of $202 million of income tax benefit in 2008. These increases are partially offset by the impacts of income in 2008 related to the termination of a gas supply guarantee and $71 million of expense related to long-term debt extinguished in the third and fourth quarters of 2009.

The following table provides unrealized and realized gains (losses) on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for 2010, 2009 and 2008:

	2010	2009	2008
Net unrealized gains (losses) on decommissioning trust funds—Non-Regulatory Agreement Units	$104	$227	$(324)
Net realized gains (losses) on sale of decommissioning trust funds—Non-Regulatory Agreement Units	$2	$(19)	$(39)

Effective Income Tax Rate.

Generation’s effective income tax rates for the years ended December 31, 2010, 2009 and 2008 were 37.4%, 40.3% and 33.4%, respectively. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Results of Operations—ComEd

	2010	2009	Favorable (unfavorable) 2010 vs. 2009 variance	2008	Favorable (unfavorable) 2009 vs. 2008 variance
Operating revenues	$6,204	$5,774	$430	$6,136	$(362)
Purchased power expense	3,307	3,065	(242)	3,582	517

Revenue net of purchased power expense (a)	2,897	2,709	188	2,554	155

Other operating expenses
Operating and maintenance	975	1,028	53	1,097	69
Operating and maintenance for regulatory required programs	94	63	(31)	28	(35)
Depreciation and amortization	516	494	(22)	464	(30)
Taxes other than income	256	281	25	298	17

Total other operating expenses	1,841	1,866	25	1,887	21

Operating income	1,056	843	213	667	176

Other income and deductions
Interest expense, net	(386)	(319)	(67)	(348)	29
Loss in equity method investments	—	—	—	(8)	8
Other, net	24	79	(55)	18	61

Total other income and deductions	(362)	(240)	(122)	(338)	98

Income before income taxes	694	603	91	329	274
Income taxes	357	229	(128)	128	(101)

Net income	$337	$374	$(37)	$201	$173

(a)	ComEd evaluates its operating performance using the measure of revenue net of purchased power expense. ComEd believes that revenue net of purchased power expense is a useful measurement because it provides information that can be used to evaluate its operational performance. In general, ComEd only earns margin based on the delivery and transmission of electricity. ComEd has included its discussion of revenue net of purchased power expense below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

Net Income

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The decrease in ComEd’s net income is primarily due to the remeasurement of uncertain income tax positions in 2009 and 2010 related to the 1999 sale of ComEd’s fossil generating assets. These remeasurements resulted in increased interest expense and income tax expense recorded in 2010, and increased interest income recorded in 2009. Net income was also reduced by higher incremental storm costs, higher depreciation and amortization expense reflecting higher plant balances, and the impact of Federal health care legislation signed into law in March 2010. These reductions to net income were partially offset by higher revenue net of purchased power expense primarily due to favorable weather conditions, a net reduction in operating and maintenance expense, and the accrual of estimated future refunds of the Illinois utility distribution tax for the 2008 and 2009 tax years.

The reduction in operating and maintenance expenses reflects the February 2010 approval by the ICC of ComEd’s uncollectible accounts expense rider mechanism, the reduction of ComEd’s ARO reserve in 2010, and a charge in 2009 for severance expense incurred as a cost to achieve savings under Exelon’s 2009 company-wide cost savings initiative.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The increase in ComEd’s net income was driven primarily by higher revenue net of purchased power expense, reflecting increased distribution rates effective September 16, 2008 due to an ICC rate order, partially offset by a decline in electric deliveries, primarily resulting from unfavorable weather conditions and reduced load in 2009. In addition, ComEd’s increase in net income reflected lower operating and maintenance expenses, lower interest expense, and higher interest income related to the 2009 remeasurement of uncertain income tax positions.

The reduction in operating and maintenance expenses reflected Exelon’s 2009 company-wide cost savings initiative. The initiative included job reductions, for which ComEd recorded a charge for severance expense as a cost to achieve these savings. ComEd also benefited from decreased storm expenses. Operation and maintenance expenses reflected increased pension and other postretirement benefits expenses due to lower than expected pension and postretirement plan asset returns in 2008. In the September 2008 rate case ruling, the ICC mandated fixed asset disallowances while allowing certain regulatory assets, which were recorded as a net one-time charge in 2008.

Depreciation and amortization expenses increased due to higher plant balances and new depreciation rates which became effective January 1, 2009. ComEd experienced a decrease in interest expense primarily due to lower outstanding debt in 2009.

Operating Revenues Net of Purchased Power Expense

There are certain drivers to revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenue net of purchased power expense. See Note 2 of the Combined Notes to Consolidated Financial Statements for information on ComEd’s electricity procurement process.

Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity. The number of retail customers purchasing electricity from competitive electric generation suppliers was 66,200 and 53,400 at December 31, 2010 and 2009, respectively, representing 52% of ComEd’s annual retail kWh sales.

The changes in ComEd’s electric revenue net of purchased power expense for 2010 compared to 2009 consisted of the following:

Increase (Decrease)
Weather—delivery	$89
Uncollectible Accounts Recovery	59
Energy Efficiency and Demand Response Programs	26
Rider SMP Revenues	11
Rate Relief Programs	7
2007 City of Chicago Settlement	5
Volume—delivery	(3)
Revenues Subject to Refund (2007 Rate Case)	(17)
Other	11

Total increase	$188

Weather—Delivery

Revenues net of purchased power expense were higher in 2010 compared to 2009 due to favorable weather conditions. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory. The changes in heating and cooling degree days in ComEd’s service territory consisted of the following:

				% Change
Heating and Cooling Degree-Days	2010	2009	Normal	From 2009	From Normal
Twelve Months Ended December 31,
Heating Degree-Days	5,991	6,429	6,362	(6.8)%	(5.8)%
Cooling Degree-Days	1,181	589	855	100.5%	38.1%

Uncollectible Accounts Recovery

In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. Recovery began in April 2010. During 2010, ComEd recognized recovery of $59 million associated with this rider mechanism. This amount was offset by an equal amount of amortization of regulatory assets reflected in operating and maintenance expense.

Energy Efficiency and Demand Response Programs

As a result of the Illinois Settlement Legislation, utilities are required to provide energy efficiency and demand response programs and other programs, and are allowed recovery of the costs of these programs from customers on a full and current basis through a reconcilable automatic adjustment clause. During 2010, ComEd recognized $85 million of revenue associated with these programs, compared to $59 million in 2009. These amounts were offset by equal amounts in operating and maintenance expense for regulatory required programs. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Rider SMP Revenues

In October 2009, the ICC approved ComEd’s proposed AMI pilot program, with minor modifications, and recovery of substantially all program costs from customers via Rider SMP. During 2010, ComEd recognized $11 million of revenue associated with this program. This amount was offset by operating and maintenance expense and depreciation expense of $11 million, which included a $4 million write off of the associated regulatory asset as a result of the September 30, 2010 ruling by the Illinois Appellate Court which denied future recover of ComEd’s AMI pilot program costs. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information on the Illinois Appellate Court ruling.

Rate Relief Programs

ComEd funded less rate relief credits to customers in 2010 compared to 2009. Credits provided to customers are recorded as a reduction to operating revenues; therefore, the reduction in credits resulted in an increase in revenues net of purchased power expense for 2010 compared to 2009. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

2007 City of Chicago Settlement

ComEd paid $3 million and $8 million in 2010 and 2009, respectively, under the terms of its 2007 settlement agreement with the City of Chicago. Payments were recorded as a reduction to revenues; therefore, the lower payment in 2010 resulted in a net increase in revenues net of purchased power expense for 2010 compared to 2009.

Volume—Delivery

Revenues net of purchased power expense, exclusive of the effects of weather, decreased primarily as a result of lower delivery volume to residential customers in 2010 as compared to 2009.

Revenues Subject to Refund (2007 Rate Case)

ComEd recorded an estimated refund obligation of $17 million in 2010 as a result of the September 30, 2010 Illinois Appellate Court ruling regarding the treatment of post-test year accumulated depreciation in the 2007 Rate Case. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Other

Other revenues were higher in 2010 compared to 2009. Other revenues include revenues related to late payment charges, rental revenue, franchise fees, transmission revenues and recoveries of environmental remediation costs associated with MGP sites.

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

2007 City of Chicago Settlement

ComEd paid $8 million and $18 million in 2009 and 2008, respectively, under the terms of its 2007 settlement agreement with the City of Chicago. Payments were recorded as a reduction to revenues; therefore, the lower payment in 2009 resulted in a net increase in revenues net of purchased power expense for 2009 compared to 2008.

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

Weather—delivery

Revenues net of purchased power expense were lower due to unfavorable weather conditions in 2009 compared to 2008. The changes in heating and cooling degree days in ComEd’s service territory consisted of the following:

				% Change
Heating and Cooling Degree-Days (a)	2009	2008	Normal	From 2008	From Normal
Twelve Months Ended December 31,
Heating Degree-Days	6,429	6,680	6,362	(3.8)%	1.1%
Cooling Degree-Days	589	828	855	(28.9)%	(31.1)%

(a)	Reflects the impact of the leap year day in 2008.

Other

Other revenues were higher in 2009 compared to 2008. Other revenues include revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP sites.

Operating and Maintenance Expense

The changes in operating and maintenance expense for 2010 compared to 2009, consisted of the following:

Increase (Decrease)
Uncollectible accounts expense (a):
Amortization (b)	$59
One-time impact of 2010 ICC Order (c)	(60)
Provision (d)	(37)
(Under) over-recovered	(3)

(41)

Storm-related costs	20
Pension and non-pension postretirement benefits expense	7
Injuries and damages	6
Fringe benefits	5
Rider SMP regulatory asset write off (e)	4
Contracting	(6)
Wages and other benefits	(7)
Corporate allocations	(8)
ARO adjustment	(10)
2009 restructuring plan severance charges	(19)
Other	(4)

Decrease in operating and maintenance expense	$(53)

(a)	On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with Illinois legislation providing public utilities the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism starting with 2008 and prospectively.
(b)	In 2010, ComEd recovered $59 million of operating revenues through its uncollectible accounts expense rider mechanism. An equal amount of amortization of regulatory assets was recorded in operating and maintenance expense. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.
(c)	As a result of the February 2010 ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense for the cumulative under-collections in 2008 and 2009. In addition, ComEd recorded a one time contribution of $10 million associated with this legislation.
(d)	Uncollectible accounts expense decreased in 2010 compared to 2009 as a result of ComEd’s increased collection activities.
(e)	In 2010, ComEd recorded a write off to operation and maintenance expense of the regulatory asset associated with the AMI pilot program of $4 million as a result of the September 30, 2010 Illinois Appellate Court ruling. In addition, ComEd recorded $5 million of operation and maintenance for regulatory required programs, and $2 million of depreciation expense associated with the AMI pilot program. In 2010, ComEd recorded $11 million of operating revenues associated with the AMI pilot program recovered under Rider SMP. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information on the Illinois Appellate Court ruling.

The changes in operating and maintenance expense for 2009 compared to 2008, consisted of the following:

Increase (Decrease)
Pension and non-pension postretirement benefits expense	$51
Severance	19
Provision for uncollectible accounts (a)	14
Injuries and damages	(1)
Rate Relief Programs	(6)
Corporate allocations	(7)
Fringe benefits	(7)
Wages and salaries	(26)
Contracting and materials	(32)
2007 Rate Case disallowances (b)	(22)
Storm-related costs	(40)
Other	(12)

Decrease in operating and maintenance expense	$(69)

(a)	Uncollectable accounts expense increased in part as a result of the current overall negative economic conditions, partially mitigated by ComEd’s increased collection activities in 2009.
(b)	In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In addition, ComEd established regulatory assets of $13 million associated with reversing previously incurred expenses.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. In 2010, expenses related to energy efficiency and demand response programs and purchased power administration costs consisted of $85 million and $4 million, respectively, compared to $59 million and $4 million, respectively, for 2009. In 2010, expenses related to ComEd’s AMI pilot program were $5 million. Such amount excludes a write off to operation and maintenance expense of the regulatory asset associated with the AMI pilot program of $4 million as a result of the September 30, 2010 Illinois Appellate Court ruling and $2 million of depreciation expense. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. In 2009, expenses related to energy efficiency and demand response programs and purchased power administration costs consisted of $59 million and $4 million, respectively, compared to $25 million and $3 million, respectively, for 2008. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Depreciation and Amortization Expense

The changes in depreciation and amortization expense for 2010 compared to 2009 and 2009 compared to 2008, consisted of the following:

	Increase (Decrease) 2010 vs. 2009		Increase (Decrease) 2009 vs. 2008
Depreciation expense associated with higher plant balances	$16	(a)	$25	(b)
2007 Rate Case asset disallowances	—		(2)
Other amortization expense	6		7

Increase in depreciation and amortization expense	$22		$30

(a)	Depreciation and amortization expense increased in 2010 compared to 2009 due to higher plant balances.
(b)	Depreciation and amortization expense increased in 2009 compared to 2008 due to higher plant balances and changes to useful lives of assets based on a depreciation rate study, which became effective January 1, 2009.

Taxes Other Than Income

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. Taxes other than income taxes decreased in 2010 compared to 2009 reflecting the accrual of estimated future refunds of Illinois utility distribution tax recorded in 2010 for the 2008 and 2009 tax years. Historically, ComEd has recorded refunds of the Illinois utility distribution tax when received. ComEd believes it now has sufficient, reliable evidence to record and support an estimated receivable associated with the anticipated refund for the 2008 and 2009 tax years.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. Taxes other than income decreased for 2009 compared to 2008 primarily as a result of $9 million of property tax settlements recorded in 2009. These settlements will result in lower rates prospectively.

Interest Expense, Net

The changes in interest expense for 2010 compared to 2009 and 2009 compared to 2008 consisted of the following:

	Increase (Decrease) 2010 vs. 2009	Increase (Decrease) 2009 vs. 2008
Uncertain income tax positions remeasurement (a)(f)	$65	$(6)
Interest expense on debt (including financing trusts) (b)(c)	5	(20)
Interest expense related to uncertain tax positions (d)	(4)	6
Other (e)	1	(9)

Increase (decrease) in interest expense, net	$67	$(29)

(a)	During 2009, ComEd recorded $66 million of interest benefit associated with the remeasurement of income tax positions, specifically related to the 1999 Sale of Fossil Generating Assets, of which, $6 million was recorded as a reversal of interest expense with the remainder recorded in Other, net. See Note 11 of the Combined Notes to Consolidated Financial Statements for more information.
(b)	In 2008, interest expense included a $7 million charge to reverse previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project.
(c)	ComEd Financing II and ComEd Transitional Funding Trust were dissolved in 2008.
(d)	During 2008, ComEd recorded an increase in interest expense of $6 million related to a settlement with the IRS of a research and development claim.
(e)	Primarily reflects the decrease in interest for short term borrowings in 2009 compared to 2008.
(f)	During 2010, ComEd recorded $59 million of interest expense associated with the remeasurement of uncertain income tax positions related to the 1999 sale of Fossil Generating Assets.

Other, Net

The changes in Other, net for 2010 compared to 2009 and 2009 compared to 2008 consisted of the following:

	Increase (Decrease) 2010 vs. 2009	Increase (Decrease) 2009 vs. 2008
Interest income related to uncertain tax positions (a)	$(59)	$59
Gain on disposal of assets and investments	(5)	5
Other-than-temporary impairment of investments	7	(7)
Other	2	4

(Decrease) increase in Other, net	$(55)	$61

(a)	During 2009, ComEd recorded $66 million of interest benefit associated with the remeasurement of income tax positions, specifically related to the 1999 Sale of Fossil Generating Assets, of which, $6 million was recorded as a reversal of interest expense with the remainder recorded in Other, net. See Note 11 of the Combined Notes to Consolidated Financial Statements for more information.

Effective Income Tax Rate

ComEd’s effective income tax rate for the years ended December 31, 2010, 2009 and 2008 was 51.4%, 38.0% and 38.9%, respectively. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

Retail Deliveries to customers (in GWhs)	2010	2009	% Change 2010 vs 2009	Weather- Normal % Change	2008	% Change 2009 vs 2008	Weather- Normal % Change

Retail Delivery and Sales (a)
Residential	29,171	26,621	9.6%	(1.2)%	28,389	(6.2)%	(1.4)%
Small commercial & industrial	32,904	32,234	2.1%	(0.6)%	33,487	(3.7)%	(2.2)%
Large commercial & industrial	27,717	26,668	3.9%	2.6%	28,809	(7.4)%	(6.7)%
Public authorities & electric railroads	1,273	1,237	2.9%	2.4%	1,214	1.9%	2.0%

Total Retail	91,065	86,760	5.0%	0.2%	91,899	(5.6)%	(3.3)%

	As of December 31,
Number of Electric Customers	2010	2009	2008
Residential	3,438,677	3,425,570	3,438,065
Small commercial & industrial	363,393	360,779	359,026
Large commercial & industrial	2,005	1,985	2,072
Public authorities & electric railroads	5,078	5,008	5,075

Total	3,809,153	3,793,342	3,804,238

Electric Revenue	2010	2009	% Change 2010 vs 2009	2008	% Change 2009 vs 2008
Retail Delivery and Sales (a)
Residential	$3,549	$3,115	13.9%	$3,284	(5.1)%
Small commercial & industrial	1,639	1,660	(1.3)%	1,831	(9.3)%
Large commercial & industrial	397	387	2.6%	385	0.5%
Public authorities & electric railroads	62	57	8.8%	59	(3.4)%

Total Retail	5,647	5,219	8.2%	5,559	(6.1)%

Other Revenue (b)	557	555	0.4%	577	(3.8)%

Total Electric Revenues	$6,204	$5,774	7.4%	$6,136	(5.9)%

(a)	Reflects delivery revenues and volumes from customers purchasing electricity directly from ComEd and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed delivery charges. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy.
(b)	Other revenue primarily includes transmission revenue from PJM.

Results of Operations—PECO

	2010	2009	Favorable (unfavorable) 2010 vs. 2009 variance	2008	Favorable (unfavorable) 2009 vs. 2008 variance
Operating revenues	$5,519	$5,311	$208	$5,567	$(256)
Purchased power and fuel	2,762	2,746	(16)	3,018	272

Revenue net of purchased power and fuel (a)	2,757	2,565	192	2,549	16

Other operating expenses
Operating and maintenance	680	640	(40)	731	91
Operating and maintenance for regulatory required programs	53	—	(53)	—	—
Depreciation and amortization	1,060	952	(108)	854	(98)
Taxes other than income	303	276	(27)	265	(11)

Total other operating expenses	2,096	1,868	(228)	1,850	(18)

Operating income	661	697	(36)	699	(2)

Other income and deductions
Interest expense, net	(193)	(187)	(6)	(226)	39
Loss in equity method investments	—	(24)	24	(16)	(8)
Other, net	8	13	(5)	18	(5)

Total other income and deductions	(185)	(198)	13	(224)	26

Income before income taxes	476	499	(23)	475	24
Income taxes	152	146	(6)	150	4

Net income	324	353	(29)	325	28
Preferred security dividends	4	4	—	4	—

Net income on common stock	$320	$349	$(29)	$321	$28

(a)	PECO evaluates its operating performance using the measures of revenue net of purchased power expense for electric sales and revenue net of fuel expense for gas sales. PECO believes revenue net of purchased power expense and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its net revenue from operations. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense and revenue net of fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

Net Income

Year ended December 31, 2010 Compared to Year Ended December 31, 2009. The decrease in net income was primarily driven by increased operating expenses partially offset by increased electric revenues net of purchased power expense. The increase in operating expenses reflected higher storm costs and increased scheduled CTC amortization expense. Electric revenues net of purchase power expense increased as a result of favorable weather conditions and increased CTC recoveries.

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

Operating Revenues Net of Purchased Power and Fuel Expense

There are certain drivers to operating revenue that are offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and customer choice programs. Gas revenues and fuel expense are affected by fluctuations in natural gas procurement costs. PECO’s purchased natural gas cost rates charged to customers are subject to quarterly adjustments designed to recover or refund the difference between the actual cost of purchased natural gas and the amount included in rates in accordance with the PAPUC’s PGC. Therefore, fluctuations in natural gas procurement costs have no impact on gas revenue net of fuel expense. The average purchased gas cost rate per mmcf was $7.66, $8.80 and $11.31 for the years ended December 31, 2010, 2009 and 2008, respectively. PECO’s electric generation rates charged to customers were capped until December 31, 2010 in accordance with the 1998 restructuring settlement. Under PECO’s full requirements PPA with Generation, which expired on December 31, 2010, purchased power costs were based on the energy component of the rates charged to customers. Electric revenues and purchased power expense fluctuate in relation to customer class usage as each customer class was charged a different capped electric generation rate; however, there is no impact on electric revenue net of purchased power expense.

Electric revenues and purchased power expense are also affected by fluctuations in customer choice program participation. All PECO customers have the choice to purchase energy from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy. The number of retail customers purchasing energy from a competitive electric generation supplier was 36,600, 21,700 and 24,800 at December 31, 2010, 2009 and 2008, respectively, representing 2%, 1% and 2% of total retail customers, respectively. Due to PECO’s transition to market-based procurement of electric supply on January 1, 2011, the number of customers that choose to purchase generation service from a competitive electric generation supplier is expected to increase in the first quarter of 2011 and beyond.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the year ended December 31, 2010 compared to the same period in 2009 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$81	$(2)	$79
CTC recoveries	66	—	66
Regulatory required programs cost recovery	59	—	59
Pricing	6	—	6
Other	(17)	(1)	(18)

Total increase (decrease)	$195	$(3)	$192

Weather

The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Electric revenues net of purchased power expense were higher due to favorable weather conditions during the summer months of 2010 in PECO’s service territory. The increase was partially offset by the lower gas revenues net of fuel expense primarily as a result of unfavorable weather conditions in the winter months of 2010 compared to 2009.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the year ended December 31, 2010 compared to the same period in 2009 and normal weather consisted of the following:

				% Change
Heating and Cooling Degree-Days	2010	2009	Normal	From 2009	From Normal
Twelve Months Ended December 31,
Heating Degree-Days	4,396	4,534	4,638	(3.0)%	(5.2)%
Cooling Degree-Days	1,817	1,246	1,292	45.8%	40.6%

CTC Recoveries

The increase in electric revenues net of purchased power expense as a result of CTC recoveries reflected a scheduled increase to the CTC component of the capped generation rates charged to customers, which resulted in a decrease to the energy component and reduced purchase power expense under the PPA. Due to the lower than expected sales volume in 2009, the CTC increase was necessary to ensure full recovery of stranded costs during the final year of the transition period that expired on December 31, 2010.

Regulatory Required Programs Cost Recovery

The increase in electric revenues relating to regulatory required programs was due to the recovery of $56 million and $3 million in costs associated with the energy efficiency program and the consumer education program, respectively, which included $6 million related to gross receipts taxes. The costs of these programs are recoverable from customers on a full and current basis through approved regulated rates and have been reflected in operating and maintenance expense for regulatory required programs during the period. The gross receipts tax revenues are offset by the corresponding gross receipts tax expense included in taxes other than income during the period.

Pricing

The increase in electric revenues net of purchased power expense as a result of pricing reflected an increase in the average price charged to commercial and industrial customers due to decreased usage per customer. The rates charged to customers decrease when usage exceeds a certain threshold.

Other

The decrease in other electric revenues net of purchased power expense primarily reflected decreased transmission revenue earned by PECO as a transmission owner for the use of PECO’s transmission facilities in PJM.

The decrease in other gas revenues net of fuel expense primarily reflected lower late payment revenues in 2010 compared to 2009.

The changes in PECO’s electric revenue net of purchased power expense and gas revenue net of fuel expense for the year ended December 31, 2009 compared to the same period in 2008 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(15)	$3	$(12)
CTC recoveries	(42)		(42)
Gas distribution rate increase	—	77	77
Volume	(41)	(2)	(43)
Pricing	43	—	43
Other	(3)	(4)	(7)

Total increase (decrease)	$(58)	$74	$16

Weather

Electric revenues net of purchased power expense were lower due to the impact of unfavorable 2009 weather conditions in PECO’s service territory and gas revenues net of fuel expense were higher due to the impact of unfavorable weather conditions in PECO’s service territory in the winter months of 2008. The changes in heating and cooling degree days for the twelve months ended 2009 and 2008, consisted of the following:

				% Change
Heating and Cooling Degree-Days (a)	2009	2008	Normal	From 2008	From Normal
Twelve Months Ended December 31,
Heating Degree-Days	4,534	4,403	4,638	3.0%	(2.2)%
Cooling Degree-Days	1,246	1,354	1,292	(8.0)%	(3.6)%

(a)	Reflects the impact of the leap year day in 2008

CTC Recoveries

The decrease in electric revenues net of purchased power expense related to CTC recoveries was a result of lower delivery volumes due to unfavorable weather conditions and decreased usage across all customer classes.

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

Operating and Maintenance Expense

The increase in operating and maintenance expense for 2010 compared to 2009 consisted of the following:

Increase (Decrease)
Storm-related costs	$22
Salaries and other benefits	20
Uncollectible accounts expense	(3)
Severance	(3)
Other	4

Increase in operating and maintenance expense	$40

The decrease in operating and maintenance expense for 2009 compared to 2008 consisted of the following:

Increase (Decrease)
Allowance for uncollectible accounts expense	$(97)
Storm-related costs	(9)
Materials and supplies	(3)
Pension and OPEB expense	11
Wages and salaries	5
Severance	3
Other	(1)

Decrease in operating and maintenance expense	$(91)

Operating and Maintenance for Regulatory Required Programs

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. Operating and maintenance expense related to regulatory required programs for the year ended December 31, 2010 consisted of costs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues during the current period. These expenses consisted of $50 million and $3 million related to energy efficiency and consumer education programs, which began in 2010.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for 2010 compared to 2009 and 2009 compared to 2008 consisted of the following:

	Increase (Decrease) 2010 vs. 2009	Increase (Decrease) 2009 vs. 2008
CTC amortization (a)	$98	$90
Other	10	8

Increase in depreciation and amortization expense	$108	$98

(a)	The increase in PECO’s scheduled CTC amortization recorded was in accordance with its 1998 restructuring settlement and was fully amortized as of December 31, 2010.

Taxes Other Than Income

The increase in taxes other than income for 2010 compared to 2009 and in 2009 compared to 2008 consisted of the following:

	Increase (Decrease) 2010 vs. 2009	Increase (Decrease) 2009 vs. 2008
PURTA amortization (a)	$2	$34
Taxes on utility revenues (b)	22	(22)
Other	3	(1)

Increase in taxes other than income	$27	$11

(a)	The increase in taxes other than income related to PURTA amortization reflects the impact of regulatory liability amortization recorded in 2009 and 2008 that offset the distribution rate reduction made to refund the 2007 PURTA settlement to customers.

(b)	The increase in tax expense for 2010 compared to 2009 reflected increased gross receipts tax as a result of higher revenue. The decrease in tax expense for 2009 compared to 2008 was due to a gross receipts tax rate reduction that became effective on January 1, 2009.

Interest Expense, Net

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The increase in interest expense, net for 2010 compared to 2009 was primarily due to a change in measurement of uncertain tax positions in accordance with accounting guidance. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information. This increase was partially offset by a decrease in interest expense resulting from the retirement of the PETT transition bonds on September 1, 2010. See Note 1 of the Combined Notes to Consolidated Financial Statements for further information.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The decrease in interest expense, net for 2009 compared to 2008 was primarily due to a decrease in the outstanding debt balance owed to PETT, partially offset by an increase in interest expense associated with a higher amount of outstanding long-term first and refunding mortgage bonds.

Loss in Equity Method Investments

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The decrease in the loss in equity method investments for 2010 compared to 2009 was due to the consolidation of PETT in accordance with authoritative guidance for the consolidation of variable interest entities effective January 1, 2010. PETT was dissolved on September 20, 2010. See Note 1 of the Combined Notes to Consolidated Financial Statements for further information.

Other, Net

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The decrease in Other, net for 2010 compared to 2009 was primarily due to decreased investment income and a decrease in interest income related to a change in measurement of uncertain income tax positions in 2010. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008. The decrease in Other, net for 2009 compared to 2008 was primarily due to the impact of interest income recorded in 2009 related to the SSCM settlement. See Note 19 of the Combined Notes to Consolidated Financial Statements for additional details of the components of Other, net.

Effective Income Tax Rate

PECO’s effective income tax rates for the years ended December 31, 2010, 2009 and 2008 were 31.9%, 29.3% and 31.6%, respectively. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO Electric Operating Statistics and Revenue Detail

Retail Deliveries to customers (in GWhs)	2010	2009	% Change 2010 vs. 2009	Weather- Normal % Change	2008	% Change 2009 vs. 2008	Weather- Normal % Change
Retail Delivery and Sales (a)
Residential	13,913	12,893	7.9%	0.5%	13,317	(3.2)%	(2.3)%
Small commercial & industrial	8,503	8,397	1.3%	(1.9)%	8,680	(3.3)%	(2.4)%
Large commercial & industrial	16,372	15,848	3.3%	0.8%	16,477	(3.8)%	(3.1)%
Public authorities & electric railroads	925	930	(0.5)%	(0.3)%	909	2.3%	2.3%

Total Electric Retail	39,713	38,068	4.3%	0.1%	39,383	(3.3)%	(2.6)%

	As of December 31,
Number of Electric Customers	2010	2009	2008
Residential	1,411,643	1,404,416	1,405,532
Small commercial & industrial	156,865	156,305	156,309
Large commercial & industrial	3,071	3,094	3,088
Public authorities & electric railroads	1,102	1,085	1,085

Total	1,572,681	1,564,900	1,566,014

Electric Revenue	2010	2009	% Change 2010 vs. 2009	2008	% Change 2009 vs. 2008
Retail Delivery and Sales (a)
Residential	$2,069	$1,859	11.3%	$1,918	(3.1)%
Small commercial & industrial	1,060	1,034	2.5%	1,053	(1.8)%
Large commercial & industrial	1,362	1,307	4.2%	1,406	(7.0)%
Public authorities & electric railroads	89	90	(1.1)%	87	3.4%

Total Retail	4,580	4,290	6.8%	4,464	(3.9)%

Other Revenue (b)	255	259	(1.5)%	282	(8.2)%

Total Electric Revenues	$4,835	$4,549	6.3%	$4,746	(4.2)%

(a)	Reflects delivery revenues and volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed delivery charges and a CTC. For customers purchasing electricity from PECO, revenue also reflects the cost of energy.
(b)	Other revenue includes transmission revenue from PJM and other wholesale revenue.

PECO Gas Operating Statistics and Revenue Detail

Deliveries to customers (in mmcf)	2010	2009	% Change 2010 vs. 2009	Weather- Normal % Change	2008	% Change 2009 vs. 2008	Weather- Normal % Change
Retail sales	56,833	57,103	(0.5)%	0.9%	56,110	1.8%	(1.4)%
Transportation and other	30,911	27,206	13.6%	10.8%	27,624	(1.5)%	(1.2)%

Total Gas Deliveries	87,744	84,309	4.1%	4.1%	83,734	0.7%	(1.4)%

		As of December 31,
Number of Gas Customers		2010	2009	2008
Residential		448,391	444,923	441,790
Commercial & industrial		41,303	40,991	40,830

Total Retail		489,694	485,914	482,620
Transportation		838	778	646

Total		490,532	486,692	483,266

Gas revenue	2010	2009	% Change 2010 vs. 2009	2008	% Change 2009 vs. 2008
Retail Delivery and Sales
Retail sales	656	732	(10.4)%	795	(7.9)%
Transportation and other	28	30	(6.7)%	26	15.4%

Total Gas Deliveries	684	762	(10.2)%	821	(7.2)%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $1 billion and $574 million, respectively. The Registrants’ credit facilities largely extend through October 2012 for Exelon, Generation and PECO. Exelon anticipates refinancing these credit facilities in the first half of 2011. The ComEd credit facility extends through March 2013. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements. The Registrants expect cash flows to be sufficient to meet operating expenses and capital expenditure requirements.

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

Pension and Other Postretirement Benefits

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon contributed $2.1 billion to its pension plans in January 2011, representing all currently planned 2011 qualified pension plan contributions, of which Generation, ComEd and PECO contributed $952 million, $871 million and $110 million, respectively. Exelon contributed $766 million and $441 million to its pension plans in 2010 and 2009, respectively. See Note 13 of the Combined Notes to Consolidated Financial Statements for the Registrants’ 2010 and 2009 pension contributions.

Exelon’s planned funding of the $2.1 billion in contributions includes $500 million from cash from operations, $750 million from the tax benefits of making the pension contributions and $850 million with the accelerated cash tax benefits from the 100% bonus depreciation provision enacted as part of the Tax Relief Act of 2010. These cash tax benefits will be realized over the course of 2011. As a result, the Registrants used other short-term liquidity sources and ComEd’s January 2011 $600 million debt issuance, to fund a portion of the contribution on a short-term, interim basis until these cash tax benefits are realized.

Unlike the qualified pension plans, Exelon’s other postretirement plans are not subject to regulatory minimum contribution requirements. Management considers several factors in determining the level of contributions to Exelon’s other postretirement benefit plans, including levels of benefit claims paid and regulatory implications. Exelon expects to contribute $185 million to its other postretirement benefit plans in 2011, of which Generation, ComEd and PECO expect to contribute $85 million, $58 million and $29 million, respectively. Exelon contributed $203 million and $157 million in 2010 and 2009, respectively. These amounts do not reflect Federal prescription drug subsidy payments received of $10 million and $10 million in 2010 and 2009, respectively. See Note 13 of the Combined Notes to Consolidated Financial Statements for the Registrants’ 2010 and 2009 other postretirement benefit contributions.

See the “Contractual Obligations and Off-Balance Sheet Arrangements” section below for management’s estimated future pension contributions.

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. Under the terms of the preliminary agreement, Exelon estimates that the IRS will assess tax and interest of approximately $300 million in 2011, and that Exelon will receive additional tax refunds of approximately $270 million between 2011 and 2014. In order to stop additional interest from accruing on the IRS expected assessment, Exelon made a payment in December 2010 to the IRS of $302 million. During 2010, Exelon and IRS Appeals failed to reach a settlement with respect to the like-kind exchange position and the related substantial understatement penalty. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding potential cash flows impacts of a fully successful IRS challenge to Exelon’s like-kind exchange position.

•

The IRS anticipates issuing guidance in the first half of 2011 on the appropriate tax treatment of repair costs for electric transmission and distribution assets. Upon issuance of this guidance, ComEd and PECO will assess its impact, and if it results in a cash benefit to Exelon, ComEd and PECO will file a request for change in method of tax accounting for repair costs. PECO’s approved 2010 electric and natural gas distribution rate case settlements stipulate that the expected cash benefit resulting from the application of the new methodology to prior tax years must be refunded to customers over a seven-year period. The prospective tax benefit claimed as a result of the new methodology should be reflected in tax expense in the year in which it is claimed on the tax return and will be reflected in the determination of revenue requirements in the next electric and natural gas distribution base rate cases.

•

The Tax Relief Act of 2010, enacted into law on December 17, 2010, includes provisions accelerating the depreciation of certain property for tax purposes. Qualifying property placed into service after September 8, 2010, and before January 1, 2012, is eligible for 100% bonus depreciation. Additionally, qualifying property placed into service during 2012 is eligible for 50% bonus depreciation. These provisions will generate approximately $1 billion of cash for Exelon (approximately $850 million in 2011 and approximately $170 million in 2012). The cash generated is an acceleration of tax benefits that Exelon would have otherwise received over 20 years. Additionally, while the capital additions at ComEd and PECO generally increase future revenue requirements, the bonus depreciation associated with these capital additions will partially mitigate any future rate increases through the ratemaking process. See further details regarding the use of the cash generated in the “Pension and Other Postretirement Benefits” section above.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes, and other taxes.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2010 vs. 2009 Variance	2008	2009 vs. 2008 Variance
Net income	$2,563	$2,707	$(144)	$2,737	$(30)
Add (subtract):
Non-cash operating activities (a)	4,340	3,930	410	3,400	530
Pension and non-pension postretirement benefit contributions	(959)	(588)	(371)	(230)	(358)
Income taxes	(543)	(29)	(514)	(38)	9
Changes in working capital and other noncurrent assets and liabilities (b)	122	(82)	204	(221)	139
Option premiums paid, net	(124)	(40)	(84)	(124)	84
Counterparty collateral received (posted), net	(155)	196	(351)	1,027	(831)

Net cash flows provided by operations	$5,244	$6,094	$(850)	$6,551	$(457)

(a)	Represents depreciation, amortization and accretion, net mark-to-market gains on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related items, stock compensation expense, impairment of long-lived assets, and other non-cash charges.
(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
Exelon	$5,244	$6,094	$6,551
Generation	3,032	3,930	4,445
ComEd	1,077	1,020	1,079
PECO	1,150	1,166	969

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for 2010, 2009 and 2008 were as follows:

Generation

•

During 2010, 2009 and 2008, Generation had net (postings) collections of counterparty collateral of $(1) million, $195 million and $1,029 million, respectively. Net collateral activity is primarily the result of changes in market conditions. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, Generation contributed cash of approximately $23 million in 2010, $118 million in 2009 and $274 million in 2008. As of December 31, 2010, Generation had fulfilled its commitments under the Illinois Settlement Legislation.

•

During 2010, 2009 and 2008, Generation’s accounts receivable from ComEd (decreased) increased by $(65) million, $(28) million and $134 million, respectively, primarily due to changes in receivables for energy purchases related to its SFC, ICC-approved RFP contracts and financial swap contract.

•	During 2010, 2009 and 2008, Generation’s accounts receivable from PECO primarily due to the PPA increased by $74 million, $48 million and $5 million, respectively.

•

During 2010, 2009 and 2008, Generation had net payments of approximately $124 million, $40 million and $124 million, respectively, related to purchases and sales of options. The level of option activity in a given year may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During 2010, 2009 and 2008, ComEd’s payables to Generation (decreased) increased by $(65) million, $(28) million and $134 million, respectively, primarily due to changes in payables for energy purchases related to its SFC, ICC-approved RFP contracts and financial swap contract.

•	During 2010, 2009 and 2008, ComEd’s payables to other energy suppliers for energy purchases increased (decreased) by $58 million, $(68) million and $141 million, respectively.

•	During 2010, ComEd posted $153 million of cash collateral to PJM. Prior to the second quarter of 2010, ComEd used letters of credit to cover all PJM collateral requirements.

PECO

•	During 2010, 2009 and 2008, PECO’s payables to Generation primarily due to the PPA increased by $74 million, $48 million and $5 million, respectively.

•

During 2010, 2009 and 2008, PECO’s payables to other energy suppliers for energy purchases increased (decreased) by $1 million, $(43) million and $(12) million, respectively. The 2009 decrease in payables to other energy suppliers is primarily due to an agreement executed in February 2009 between PECO, Generation and PJM that changed the way that PECO and Generation administer their PPA for default service.

Cash Flows used in Investing Activities

Cash flows used in investing activities for 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
Exelon (a)(b)	$(3,894)	$(3,458)	$(3,378)
Generation (a)	(2,896)	(2,220)	(1,967)
ComEd	(939)	(821)	(958)
PECO (b)	(120)	(377)	(377)

Capital expenditures by Registrant for 2010, 2009 and 2008 and projected amounts for 2011 are as follows:

	Projected 2011	2010	2009	2008
Generation (c)	$2,562	$1,883	$1,977	$1,699
ComEd	1,015	962	854	953
PECO	448	545	388	392
Other (d)	18	(64)	54	73

Total Exelon capital expenditures	$4,043	$3,326	$3,273	$3,117

(a)	Includes $893 million in 2010, related to the acquisition of Exelon Wind. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon Wind.
(b)	Includes a cash inflow of $413 million as a result of the consolidation of PETT on January 1, 2010. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information.
(c)	Includes nuclear fuel.
(d)	Other primarily consists of corporate operations and BSC. The negative capital expenditures for Other in 2010 primarily relate to the transfer of information technology hardware and software assets from BSC to Generation, ComEd and PECO.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation. Approximately 40% of the projected 2011 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Included in the projected 2011 capital expenditures are a series of planned power uprates across the company’s nuclear fleet. See “EXELON CORPORATION—Executive Overview,” for more information on nuclear uprates.

ComEd and PECO. Approximately 81% and 88% of the projected 2011 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve company operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as PECO’s transmission system reliability upgrades required by PJM related to Generation’s plant retirements. The remaining amounts are for capital additions to support new business and customer growth, which for PECO includes capital expenditures related to its smart meter program and SGIG project, net of DOE expected reimbursements. See Notes 2 and 5 of the Combined Notes to Consolidated Financial Statements for additional information. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures with internally generated funds and borrowings.

Cash Flows from Financing Activities

Cash flows used in financing activities for 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
Exelon	$(1,748)	$(1,897)	$(2,213)
Generation	(779)	(1,746)	(1,470)
ComEd	(179)	(155)	(161)
PECO	(811)	(525)	(587)

Debt. Debt activity for 2010, 2009 and 2008 by Registrant was as follows:

Company	Issuances of long-term debt in 2010	Use of proceeds
Generation	$900 million of Senior Notes, consisting of $550 million Senior Notes, 4.00% due October 1, 2020 and $350 million Senior Notes, 5.75% due October 1, 2041	Used to finance the acquisition of Exelon Wind and for general corporate purposes.

ComEd	$500 million of First Mortgage Bonds at 4.00% due August 1, 2020	Used to refinance First Mortgage Bonds, Series 102, which matured on August 15, 2010 and for other general corporate purposes.

Company	Issuances of long-term debt in 2009	Use of proceeds

Generation	$46 million of 3-year term rate Pollution Control Notes at 5.00% with a final maturity of December 1, 2042	Used to refinance $46 million of unenhanced tax-exempt variable rate debt that was repurchased on February 23, 2009. (a)

Generation	$1.5 billion of Senior Notes, consisting of $600 million of Senior Notes at 5.20% due October 1, 2019 and $900 million Senior Notes at 6.25% due October 1, 2039	Used to finance the purchase and optional redemption of Generation’s 6.95% bonds due in 2011 and for general corporate purposes, including a distribution to Exelon to fund the purchase and optional redemption of Exelon’s 6.75% Notes due in 2011 and to fund Generation’s September 2009 repurchase of variable-rate long-term tax-exempt debt.

ComEd	$50 million of tax-exempt variable-rate First Mortgage Bonds, Series 2008 D due March 1, 2020 (b)	Used to repay credit facility borrowings incurred to repurchase bonds. (c)

ComEd	$50 million of tax-exempt variable-rate First Mortgage Bonds, Series 2008 E due March 21, 2021 (b)	Used to repay credit facility borrowings incurred to repurchase bonds. (c)

ComEd	$91 million of tax-exempt variable-rate First Mortgage Bonds, Series 2008 F due May 1, 2017 (b)	Used to repay credit facility borrowings incurred to repurchase bonds. (c)

PECO	$250 million of First and Refunding Mortgage Bonds at 5.00% due October 1, 2014	Used to refinance short-term debt and for other general corporate purposes.

(a)	Repurchase required due to failed remarketing.
(b)	Remarketed in May 2009 with letter of credit issued under credit facility.
(c)	Repurchase required due to expiration of existing letter of credit.

Company	Issuances of long-term debt in 2008	Use of proceeds
ComEd	$50 million of tax-exempt variable-rate First Mortgage Bonds, Series 2008 D due March 1, 2020 (a)	Used to refinance $50 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds Series 2003 C, due March 1, 2020.

ComEd	$50 million of tax-exempt variable-rate First Mortgage Bonds, Series 2008 E due March 21, 2021 (a)	Used to refinance a portion of the outstanding tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003, 2003 B and 2003 D, due May 15, 2017, November 1, 2019 and January 15, 2014.

ComEd	$91 million of tax-exempt variable-rate First Mortgage Bonds, Series 2008 F due May 1, 2017 (a)	Used to refinance $91 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds Series 2005, due March 1, 2017.

ComEd	$450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038	Used to retire $295 million of First Mortgage Bonds, Series 99, to call and refinance $155 million of trust preferred securities and for other general corporate purposes.

ComEd	$700 million of First Mortgage 5.80% Bonds, Series 108, due March 15, 2018	Used to repay a portion of borrowings under ComEd’s revolving credit facility, to provide for the retirement at scheduled maturity in May 2008 of $120 million of First Mortgage Bonds, Series 83 and for other general corporate purposes.

PECO	$150 million of First and Refunding Mortgage Bonds, 4.00% due December 1, 2012 (b)	Used to refinance First and Refunding Mortgage Bonds, variable rate due December 1, 2012.

PECO	$300 million of First and Refunding Mortgage Bonds, 5.60% due October 15, 2013	Used to refinance short-term debt.

PECO	$500 million of First and Refunding Mortgage Bonds, 5.35% due March 1, 2018	Used to refinance commercial paper and for other general corporate purposes.

(a)	First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds that were issued to refinance variable auction-rate tax-exempt pollution control bonds.
(b)	First and Refunding Mortgage Bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction-rate tax-exempt pollution control bonds.

Company	Retirement of long-term debt in 2010
Exelon Corporate	$400 million of 4.45% 2005 Senior Notes due June 15, 2010

Generation	$1 million scheduled payments of 7.83% Kennett Square capital lease until September 20, 2020

Generation	$13 million of Montgomery County Series 1994 B Tax Exempt Bonds with variable interest rates due June 1, 2029

Generation	$17 million of Indiana County Series 2003 A Tax Exempt Bonds with variable interest rates due June 1, 2027

Generation	$19 million of York County Series 1993 A Tax Exempt Bonds with variable interest rates due August 1, 2016

Generation	$23 million of Salem County 1993 Series A Tax Exempt Bonds with variable interest rates due March 1, 2025

Generation	$24 million of Delaware County Series 1993 A Tax Exempt Bonds with variable interest rates due August 1, 2016

Generation	$34 million of Montgomery County Series 1996 A Tax Exempt Bonds with variable interest rates due March 1, 2034

Generation	$83 million of Montgomery County Series 1994 A Tax Exempt Bonds with variable interest rates due June 1, 2029

ComEd	$1 million of 4.75% sinking fund debentures due December 1, 2011

ComEd	$212 million of 4.74% First Mortgage Bonds due August 15, 2010

PECO	$806 million of 6.52% PETT Transition Bonds due September 1, 2010

Company	Retirement of long-term debt in 2009

Exelon Corporate	$500 million of 6.75% Senior Notes due May 1, 2011

Generation	$700 million of 6.95% Senior Notes due June 15, 2011

Generation	$46 million of Pollution Control Notes with variable interest rates, due December 1, 2042 (a)

Generation	$51 million of Pollution Control Notes with variable interest rates, due April 1, 2021

Generation	$39 million of Pollution Control Notes with variable interest rates, due April 1, 2021

Generation	$30 million of Pollution Control Notes with variable interest rates, due December 1, 2029

Generation	$92 million of Pollution Control Notes with variable interest rates, due October 1, 2030

Generation	$69 million of Pollution Control Notes with variable interest rates, due October 1, 2030

Generation	$14 million of Pollution Control Notes with variable interest rates, due October 1, 2034

Generation	$13 million of Pollution Control Notes with variable interest rates, due October 1, 2034

Generation	$10 million of 6.33% notes payable, due August 8, 2009

Generation	$1 million scheduled payments of 7.83% Kennett Square capital lease until September 20, 2020

Company	Retirement of long-term debt in 2009
ComEd	$91 million tax-exempt variable-rate First Mortgage Bonds, Series 2008 F, due March 1, 2017 (b)
ComEd	$50 million tax-exempt variable-rate First Mortgage Bonds, Series 2008 D, due March 1, 2020 (b)

ComEd	$50 million tax-exempt variable-rate First Mortgage Bonds, Series 2008 E, due May 21, 2021 (b)

ComEd	$16 million of 5.70% First Mortgage Bonds, Series 1994 B, due January 15, 2009

ComEd	$1 million of 4.625-4.75% sinking fund debentures, due at various dates

PECO	$319 million of 7.65% PETT Transition Bonds, due September 1, 2009

PECO	$390 million of 6.52% PETT Transition Bonds, due September 1, 2010

(a)	Repurchased due to a failed remarketing and remarketed in February 2009.
(b)	First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution controls bonds. Repurchased due to expiration of existing letter of credit and remarketed in May 2009.

Company	Retirement of long-term debt in 2008
Exelon Corporate	$21 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities due at various dates

Generation	$3 million scheduled payments of 7.83% Kennett Square capital lease until September 20, 2020

Generation	$10 million scheduled payments of 6.33% notes payable until August 8, 2009

ComEd	$2 million of 3.875-4.75% sinking fund debentures due at various dates

ComEd	$20 million of tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 D, due January 15, 2014 (a)

ComEd	$40 million of tax-exempt variable auction-rate First Mortgage Bonds, Series 2003, due May 15, 2017 (a)

ComEd	$42 million of tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 B, due November 1, 2019 (a)

ComEd	$50 million of tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 C, due March 1, 2020 (a)

ComEd	$91 million of tax-exempt variable auction-rate First Mortgage Bonds, Series 2005, due March 1, 2017 (a)

ComEd	$100 million of tax-exempt variable auction-rate First Mortgage Bonds, Series 2002, due April 15, 2013 (a)

ComEd	$120 million of 8.00% First Mortgage Bonds, Series 83, due May 15, 2008

ComEd	$155 million of 8.50% Subordinated Debentures of ComEd Financing II, due January 15, 2027

ComEd	$274 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$295 million of 3.70% First Mortgage Bonds, Series 99, due February 1, 2008

PECO	$33 million of 7.65% PETT Transition Bonds, due September 1, 2009

PECO	$154 million of First and Refunding Mortgage Bonds, variable rate due December 1, 2012 (b)

PECO	$207 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$369 million of 7.625% PETT Transition Bonds, due March 1, 2009

PECO	$450 million of 3.5% First and Refunding Mortgage Bonds, due May 1, 2008

(a)	First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable auction-rate tax-exempt pollution control bonds.
(b)	First and Refunding Mortgage Bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction-rate tax-exempt control bonds.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to reduced debt on their respective balance sheets.

Dividends. Cash dividend payments and distributions during 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
Exelon	$1,389	$1,385	$1,335
Generation	1,508	2,276	1,545
ComEd (a)	310	240	—
PECO	228	316	484

(a)	During 2008, ComEd did not pay a dividend to manage cash flows and its capital structure.

On January 25, 2011, the Exelon Board of Directors declared a quarterly dividend of $0.525 per share on Exelon’s common stock, which is payable on March 10, 2011 to shareholders of record at the end of the day on February 15, 2011.

Share Repurchases. During 2008, Exelon purchased $500 million of common stock under Exelon’s accelerated share repurchase program, including the impact of the settlement of a forward contract indexed to Exelon’s own common stock.

Short-Term Borrowings. Short-term borrowings incurred (repaid) during 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
ComEd	$(155)	$95	$(310)
PECO	—	(95)	(151)
Other (a)	—	(56)	56

Exelon	(155)	(56)	(405)

(a)	Other primarily consists of corporate operations and BSC.

Retirement of Long-Term Debt to Financing Affiliates. Retirement of long-term debt to financing affiliates during 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
Exelon	$—	$709	$1,038
ComEd	—	—	429
PECO	—	709	609

Contributions from Parent/Member. Contributions from Parent/Member (Exelon) during 2010, 2009 and 2008 by Registrant were as follows:

	2010	2009	2008
Generation	$62	$57	$86
ComEd	2	8	14
PECO (a)	223	347	320

(a)	$180 million, $320 million and $284 million for the years ended December 31, 2010, 2009 and 2008, respectively, reflect payments received to reduce the receivable from parent, which was completely repaid as of December 31, 2010.

Other. Other significant financing activities for Exelon for 2010, 2009 and 2008 were as follows:

•	Exelon received proceeds from employee stock plans of $48 million, $42 million and $130 million during 2010, 2009 and 2008, respectively.

•

Exelon’s other financing activities during 2010, 2009 and 2008 include $3 million, $5 million and $60 million, respectively, of excess tax benefits related to compensation cost recognized for stock options exercised.

Credit Matters

Market Conditions

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large diversified credit facilities. The credit facilities include $7.4 billion in aggregate total commitments of which $6.9 billion was available as of December 31, 2010, and of which no financial institution has more than 10% of the aggregate commitments for Exelon, Generation, ComEd. Generation also had additional letter of credit facilities that expired in the second quarter of 2010, which were used to enhance variable rate long-term tax-exempt debt totaling $213 million. Generation repurchased the $213 million of tax-exempt bonds during 2010 and has permanently extinguished $24 million of these tax-exempt bonds. Generation has the ability to remarket the remaining bonds whenever it determines it to be economically advantageous. Exelon, Generation, PECO and ComEd had access to the commercial paper market during 2010 to fund their short-term liquidity needs, when necessary. Due to an upgrade in ComEd’s commercial paper rating in 2010 and improvements in the commercial paper market, ComEd has been able to rely on the commercial paper market as a source of liquidity. ComEd also utilized its credit facility in 2010 to fund its short-term liquidity needs and provide credit enhancement for $191 million of variable rate tax-exempt bonds. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors for further information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operations, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of December 31, 2010, it would have been required to provide incremental collateral of approximately $1,156 million, which is well within its current available credit facility capacities of approximately $4.6 billion. The $1,156 million includes $944 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $212 million of financial assurances that Generation would be required to provide NEIL related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of December 31, 2010, it would have been required to provide incremental collateral of approximately $233 million, which is well within its current available credit facility capacity of approximately $804 million. If PECO lost its investment grade credit rating as of December 31, 2010, it would have been required to provide collateral of $5 million pursuant to PJM’s credit policy and could have been required to provide collateral of approximately $68 million related to its natural gas procurement contracts, which are well within PECO’s current available credit facility capacity of $573 million.

Exelon Credit Facilities

See Note 10 of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ credit facilities and short term borrowing activity.

Other Credit Matters

Capital Structure

At December 31, 2010, the capital structures of the Registrants consisted of the following:

	Exelon Consolidated	Generation	ComEd	PECO
Long-term debt	46%	34%	41%	40%
Long-term debt to affiliates (a)	2	—	2	3
Common equity	51	—	57	51
Member’s equity	—	66	—	—
Preferred securities	—	—	—	2
Commercial paper and notes payable	1	—	—	4

(a)	Includes approximately $390 million, $206 million and $184 million owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under the applicable authoritative guidance. These special purpose entities were created for the sole purposes of issuing mandatorily redeemable trust preferred securities of ComEd and PECO. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information regarding the authoritative guidance for VIEs.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. As of January 10, 2006, ComEd voluntarily suspended its participation in the money pool. Generation, PECO, and BSC may participate in the intercompany money pool as lenders and borrowers, and Exelon may participate as a lender. Funding of, and borrowings from, the intercompany money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the intercompany money pool by participant during 2010 are described in the following table in addition to the net contribution or borrowing as of December 31, 2010:

	Maximum Contributed	Maximum Borrowed	December 31, 2010 Contributed (Borrowed)
PECO	$31	$—	$—
BSC	—	67	(20)
Exelon Corporate	67	N/A	20

Shelf Registrations

The Registrants filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of December 31, 2010, the Registrants each had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of each Registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

The issuance by ComEd and PECO of long-term debt or equity securities requires the prior authorization of the ICC and PAPUC, respectively. ComEd and PECO normally obtain the required approvals on a periodic basis to cover their anticipated financing needs for a period of time or in connection with a specific financing. As of December 31, 2010, ComEd had $577 million in long-term debt refinancing authority from the ICC and $1.1 billion in new money long-term debt financing authority. After ComEd issued $600 million of First Mortgage Bonds, Series 110, on January 18, 2011, its new money long-term debt financing authority with the ICC was reduced to $520 million. As of December 31, 2010, PECO had $1.9 billion in long-term debt financing authority from the PAPUC.

FERC has financing jurisdiction over ComEd’s and PECO’s short-term financings and all of Generation’s financings. As of December 31, 2010, ComEd and PECO had short-term financing authority from FERC that expires on December 31, 2011 of $2.5 billion and $1.5 billion, respectively. Generation currently has blanket financing authority that it received from FERC in connection with its market-based rate authority. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Exelon’s ability to pay dividends on its common stock depends on the payment to it of dividends by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” In addition, under Illinois law, ComEd may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless ComEd has specific authorization from the ICC. At December 31, 2010, Exelon had retained earnings of $9,304 million, including Generation’s undistributed earnings of $2,633 million, ComEd’s retained earnings of $331 million consisting of retained earnings appropriated for future dividends of $1,970 million partially offset by $1,639 million of unappropriated retained deficit, and PECO’s retained earnings of $522 million. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information regarding fund transfer restrictions.

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Registrants’ future estimated cash payments as of December 31, 2010 under existing contractual obligations, including payments due by period. See Note 18 of the Combined Notes to Consolidated Financial Statements for information regarding the Registrants’ commercial commitments, representing commitments potentially triggered by future events.

Exelon

		Payment due within
	Total	2011	2012- 2013	2014- 2015	Due 2016 and beyond	All Other
Long-term debt (a)	$12,588	$597	$1,377	$1,827	$8,787	$—
Interest payments on long-term debt (b)	8,849	688	1,230	1,056	5,875	—
Liability and interest for uncertain tax positions (c)	204	—	—	—	—	204
Capital leases	36	2	6	7	21	—
Operating leases (d)	700	70	131	99	400	—
Purchase power obligations (e)	2,021	351	442	288	940	—
Fuel purchase agreements (f)	10,041	1,439	2,331	2,223	4,048	—
Electric supply procurement (f)	1,869	1,252	578	39	—	—
REC and AEC purchase commitments (f)	28	8	6	4	10	—
Long-term renewable energy and associated REC commitments (g)	1,692	—	106	150	1,436	—
Other purchase obligations (h)	738	366	314	53	5	—
City of Chicago agreement—2003 (i)	12	6	6	—	—	—
Spent nuclear fuel obligation	1,018	—	—	—	1,018	—
Pension minimum funding requirement (j)	1,412	807	243	330	32	—

Total contractual obligations	$41,208	$5,586	$6,770	$6,076	$22,572	$204

(a)	Includes $390 million due after 2016 to ComEd and PECO financing trusts.
(b)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2010 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2010. Includes estimated interest payments due to ComEd and PECO financing trusts.
(c)	As of December 31, 2010, Exelon’s liability for uncertain tax positions and related net interest payable were $204 million and $22 million, respectively. Exelon was unable to reasonably estimate the timing of liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. Exelon has other unrecognized tax positions that were not recorded on the Consolidated Balance Sheet in accordance with authoritative guidance. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information regarding unrecognized tax positions.
(d)	Excludes PPAs and other capacity contracts that are accounted for as operating leases. These amounts are included within purchase power obligations. Includes estimated cash payments for service fees related to PECO’s meter reading operating lease.
(e)	Purchase power obligations include PPAs and other capacity contracts that are accounted for as operating leases. Amounts presented represent Generation’s expected payments under these arrangements at December 31, 2010. Expected payments include certain capacity charges that are contingent on plant availability. Expected payments exclude renewable PPA contracts that are contingent in nature. These obligations do not include ComEd’s SFCs as these contracts do not require purchases of fixed or minimum quantities. See Notes 2 and 18 of the Combined Notes to Consolidated Financial Statements.
(f)	Represents commitments to purchase natural gas and related transportation and storage capacity and services, procure electric supply, and purchase AECs. See Note 18 of the Combined Notes to Consolidated Financial Statements for electric and gas purchase commitments.
(g)	On December 17, 2010, ComEd entered into 20-year contracts with several unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. See Note 2 of Combined Notes to Consolidated Financial Statements for additional information.
(h)	Commitments for services, materials and information technology.

(i)	In 2003, ComEd entered separate agreements with the City of Chicago and with Midwest Generation. Under the terms of the agreements, ComEd will pay the City of Chicago $60 million over ten years to be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility.
(j)	These amounts represent Exelon’s estimated minimum pension contributions to its qualified plans required under ERISA and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2016 are currently not reliably estimable. Exelon made an incremental contribution in January 2011, which was contemplated in determining the future years’ minimum contributions, and may choose to make further additional contributions in future years. See Note 13 of the Combined Notes to Consolidated Financial Statements for further information regarding the January 2011 pension contribution.

Generation

		Payment due within
(in millions)	Total	2011	2012- 2013	2014- 2015	Due 2016 and beyond	All Other
Long-term debt	$3,648	$—	$—	$500	$3,148	$—
Interest payments on long-term debt (a)	3,204	202	404	352	2,246	—
Liability and interest for uncertain tax benefits (b)	147	—	—	—	—	147
Capital leases	36	2	6	7	21	—
Operating leases (c)	426	28	52	50	296	—
Purchase power obligations (d)	2,021	351	442	288	940	—
Fuel purchase agreements (e)	9,470	1,281	2,155	2,099	3,935	—
Other purchase obligations (f)	409	170	204	32	3	—
Spent nuclear fuel obligation	1,018	—	—	—	1,018	—

Total contractual obligations	$20,379	$2,034	$3,263	$3,328	$11,607	$147

(a)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2010 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2010.
(b)	As of December 31, 2010, Generation’s liability for uncertain tax positions and related net interest payable were $125 million and $22 million, respectively. Generation was unable to reasonably estimate the timing of liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(c)	Excludes PPAs and other capacity contracts that are accounted for as operating leases. These amounts are included within purchase power obligations.
(d)	Purchase power obligations include PPAs and other capacity contracts that are accounted for as operating leases. Amounts presented represent Generation’s expected payments under these arrangements at December 31, 2010. Expected payments include certain capacity charges that are contingent on plant availability. Expected payments exclude renewable PPA contracts that are contingent in nature. See Note 18 of the Combined Notes to Consolidated Financial Statements.
(e)	See Note 18 of the Combined Notes to Consolidated Financial Statements for further information regarding fuel purchase agreements.
(f)	Commitments for services, materials and information technology.

ComEd

		Payment due within
	Total	2011	2012- 2013	2014- 2015	Due 2016 and beyond	All Other
Long-term debt (a)	$5,231	$347	$702	$277	$3,905	$—
Interest payments on long-term debt (b)	3,394	294	490	447	2,163	—
Liability and interest for uncertain tax positions (c)	73	—	—	—	—	73
Operating leases	133	16	28	21	68	—
2003 City of Chicago agreement (d)	12	6	6	—	—	—
Electric supply procurement	252	237	15	—	—	—
REC purchase commitments	4	4	—	—	—	—
Long-term renewable energy and associated REC commitments (e)	1,692	—	106	150	1,436	—
Other purchase obligations (f)	80	70	9	1	—	—

Total contractual obligations	$10,871	$974	$1,356	$896	$7,572	$73

(a)	Includes $206 million due after 2016 to a ComEd financing trust.
(b)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2010 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2010. Includes estimated interest payments due to the ComEd financing trust.
(c)	As of December 31, 2010, ComEd’s liability for uncertain tax positions was $73 million. ComEd was unable to reasonably estimate the timing of liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(d)	In 2003, ComEd entered into separate agreements with the City of Chicago and with Midwest Generation. Under the terms of the agreements, ComEd will pay the City of Chicago $60 million over ten years to be relieved of a requirement, originally transferred to Midwest Generation upon the sale of ComEd’s fossil stations in 1999, to build a 500-MW generation facility.
(e)	On December 17, 2010, ComEd entered into 20-year contracts with several unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. See Note 2 of Combined Notes to Consolidated Financial Statements for additional information.
(f)	Other purchase commitments include commitments for services, materials and information technology.

PECO

		Payment due within
	Total	2011	2012- 2013	2014- 2015	Due 2016 and beyond	All Other
Long-term debt (a)	$2,409	$250	$675	$250	$1,234	$—
Interest payments on long-term debt (b)	1,402	129	211	151	911	—
Liability and interest for uncertain tax positions (c)	1	—	—	—	—	1
Operating leases (d)	80	20	40	20	—	—
Fuel purchase agreements (e)	571	158	176	124	113	—
Electric supply procurement (e)	2,746	1,726	971	49	—	—
AEC purchase commitments (e)	49	13	18	8	10	—
Other purchase obligations (f)	134	73	39	19	3	—

Total contractual obligations	$7,392	$2,369	$2,130	$621	$2,271	$1

(a)	Includes $184 million due after 2016 to PECO financing trusts.
(b)	Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2010 and do not reflect anticipated future refinancing, early redemptions or debt issuances.
(c)	As of December 31, 2010, PECO’s liability for uncertain tax positions was $1 million. PECO was unable to reasonably estimate the timing of certain liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(d)	Includes estimated cash payments for service fees related to PECO’s meter reading operating lease.
(e)	Represents commitments to purchase natural gas and related transportation and storage capacity and services, procure electric supply, and purchase AECs. See Note 18 of the Combined Notes to Consolidated Financial Statements for electric and gas purchase commitments.
(f)	Commitments for services, materials and information technology.

See Note 18 of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ other commitments potentially triggered by future events.

For additional information regarding:

•	commercial paper, see Note 10 of the Combined Notes to Consolidated Financial Statements.

•	long-term debt, see Note 10 of the Combined Notes to Consolidated Financial Statements.

•	liabilities related to uncertain tax positions, see Note 11 of the Combined Notes to Consolidated Financial Statements.

•	capital lease obligations, see Note 10 of the Combined Notes to Consolidated Financial Statements.

•	operating leases, energy commitments, fuel purchase agreements, construction commitments and rate relief commitments, see Note 18 of the Combined Notes to Consolidated Financial Statements.

•	the nuclear decommissioning and SNF obligations, see Notes 12 and 18 of the Combined Notes to Consolidated Financial Statements.

•	regulatory commitments, see Note 2 of the Combined Notes to Consolidated Financial Statements.

•	variable interest entities, see Note 1 of the Combined Notes to Consolidated Financial Statements.

•	nuclear insurance, see Note 18 of the Combined Notes to Consolidated Financial Statements.

•	new accounting pronouncements, see Note 1 of the Combined Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Generation

Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges, including the ComEd financial swap contract, will occur during 2011 through 2013. Generation’s energy contracts are accounted for under the accounting guidance for derivatives as further discussed in Note 9 of the Combined Notes to Consolidated Financial Statements.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of December 31, 2010, the percentage of expected generation hedged was 90%-93%, 67%-70% and 32%-35% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average Ni-Hub and PJM-West around-the-clock energy price based on December 31, 2010 market conditions and hedged position would be a decrease in pre-tax net income of approximately $33 million, $275 million and $531 million, respectively, for 2011, 2012 and 2013. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities. Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 3,625 GWh, 7,578 GWh and 8,891 GWh for the years ended December 31, 2010, 2009, and 2008 respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the year ended December 31, 2010 resulted in pre-tax gains of $27 million due to net mark-to-market gains of $2 million and realized gains of $25 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $140,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the year ended December 31, 2010 of $6,562 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement. Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 18 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

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

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. Delivery under these contracts begins in June 2012. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information regarding derivatives.

PECO

Prior to January 1, 2011, PECO had transferred substantially all of its commodity price risk related to its procurement of electric supply to Generation through a PPA that expired on December 31, 2010. The PPA was not considered a derivative under current authoritative derivative guidance. Pursuant to PECO’s PAPUC-approved DSP Program, PECO began to procure electric supply for default service customers in June 2009 for the post-transition period beginning on January 1, 2011 through block contracts and full requirements contracts. PECO’s full requirements contracts and block contracts that are considered derivatives qualify for the normal purchases and normal sales exception under current authoritative derivative guidance. Under the DSP Program, PECO is permitted to recover its electricity procurement costs from retail customers without mark-up.

PECO has also entered into derivative natural gas contracts, which qualify for the normal purchases and normal sales exception, to hedge its long-term price risk in the natural gas market. PECO’s hedging program for natural gas procurement has no direct impact on its financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

PECO does not enter into derivatives for speculative or proprietary trading purposes. For additional information on these contracts, see Note 9 of the Combined Notes to Consolidated Financial Statements.

Trading and Non-Trading Marketing Activities. The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from January 1, 2009 to December 31, 2010. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. For additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of December 31, 2010 and December 31, 2009 refer to Note 9 of the Combined Notes to Consolidated Financial Statements.

	Generation	ComEd	PECO	Intercompany Eliminations (g)	Exelon
Total mark-to-market energy contract net assets (liabilities) at January 1, 2009 (a)	$1,363	$(456)	$—	$—	$907
Total change in fair value during 2009 of contracts recorded in result of operations	137	—	—	—	137
Reclassification to realized at settlement of contracts recorded in results of operations	(24)	—	—	—	(24)
Ineffective portion recognized in income (b)	(15)	—	—	—	(15)
Reclassification to realized at settlement from accumulated OCI (c)	(1,559)	—	—	267	(1,292)
Effective portion of changes in fair value—recorded in OCI (d)	2,052	—	—	(784)	1,268
Changes in fair value—energy derivatives (e)	—	(515)	(4)	517	(2)
Changes in collateral	(194)	—	—	—	(194)
Changes in net option premium paid/(received)	40	—	—	—	40
Other income statement reclassifications (f)	(46)	—	—	—	(46)
Other balance sheet reclassifications	15	—	—	—	15

Total mark-to-market energy contract net assets (liabilities) at December 31, 2009 (a)	$1,769	$(971)	$(4)	$—	$794
Total change in fair value during 2010 of contracts recorded in result of operations	415	—	—	—	415
Reclassification to realized at settlement of contracts recorded in results of operations	(328)	—	—	—	(328)
Ineffective portion recognized in income (b)	1	—	—	—	1
Reclassification to realized at settlement from accumulated OCI (c)	(1,125)	—	—	371	(754)
Effective portion of changes in fair value—recorded in OCI (d)	883	—	—	(378)	505
Changes in fair value—energy derivatives (e)	—	—	(5)	7	2
Changes in collateral	(4)	—	—	—	(4)
Changes in net option premium paid/(received)	124	—	—	—	124
Other income statement reclassifications (f)	73	—	—	—	73
Other balance sheet reclassifications	(5)	—	—	—	(5)

Total mark-to-market energy contract net assets (liabilities) at December 31, 2010 (a)	$1,803	$(971)	$(9)	$—	$823

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)	For Generation, includes $1 million and $15 million of changes in cash flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO for the years ended December 31, 2010 and 2009, respectively.

(c)	For Generation, includes $371 million and $267 million of losses from reclassifications from accumulated OCI to recognize gains in net income related to settlements of the five-year financial swap contract with ComEd for the years ended December 31, 2010 and 2009, respectively.
(d)	For Generation, includes $375 million and $782 million of gains related to the changes in fair value of the five-year financial swap with ComEd for the years ended December 31, 2010 and 2009, respectively, and $3 million and $2 million of gains related to the changes in fair value of the block contracts with PECO for the years ended December 31, 2010 and 2009, respectively. The PECO block contracts were designated as normal as of May 31, 2010. As such, there were no effective changes in fair value of PECO’s block contracts for the remainder of 2010 as the mark-to-market balances previously recorded will be amortized over the term of the contract.
(e)	For ComEd and PECO, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of December 31, 2010 and 2009, ComEd recorded a regulatory asset of $971 million, related to its mark-to-market derivative liabilities. During 2010 and 2009, this includes $375 million and $782 million of increases related to changes in fair value, respectively, and $371 million and $267 million of decreases, respectively, for reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements of ComEd’s five-year financial swap with Generation. During 2010 ComEd also recorded a $4 million increase in fair value associated with floating-to-fixed energy swap contracts with unaffiliated suppliers. As of December 31, 2010 and 2009, PECO recorded a regulatory asset of $9 million and $4 million, respectively, related to its mark-to-market derivative liabilities. During December 31, 2010 and 2009, PECO’s change in fair value includes $3 million and $2 million related to changes in fair value, respectively, associated with the fair value of PECO’s block contracts with Generation. PECO’s block contracts were designated as normal sales as of May 31, 2010. As such, there were no changes in fair value of PECO’s block contracts with Generation for the remainder of 2010 and the mark-to-market balances previously recorded will be amortized over the term of the contract beginning January 2011.
(f)	Includes $73 million and $46 million of amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the years ended December 31, 2010 and 2009, respectively.
(g)	Amounts related to the five-year financial swap between Generation and ComEd and the block contracts between Generation and PECO are eliminated in consolidation.

Fair Values

The following tables present maturity and source of fair value of the Registrants mark-to-market energy contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities). Second, the tables show the maturity, by year, of the Registrants’ energy contract net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within						Total Fair Value
	2011	2012	2013	2014	2015	2016 and Beyond
Normal Operations, qualifying cash flow hedge contracts (a)(c) :
Prices provided by external sources	$311	$98	$33	$3	$—	$—	$445
Prices based on model or other valuation methods	4	3	3	1	—	—	11

Total	$315	$101	$36	$4	$—	$—	$456

Normal Operations, other derivative contracts (b)(c):
Actively quoted prices	$(1)	$(1)	$—	$—	$—	$—	$(2)
Prices provided by external sources	111	125	60	34	—	—	330
Prices based on model or other valuation methods (d)	25	(11)	(1)	(6)	(7)	39	39

Total	$135	$113	$59	$28	$(7)	$39	$367

(a)	Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties and offset against mark-to-market assets and liabilities of $951 million at December 31, 2010.
(d)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers. The floating-to-fixed energy swap contracts are recorded in Other deferred debits and other assets on ComEd’s Consolidated Balance Sheets.

Generation

	Maturities Within						Total Fair Value
	2011	2012	2013	2014	2015	2016 and Beyond
Normal Operations, qualifying cash flow hedge contracts (a)(c):
Prices provided by external sources	$311	$98	$33	$3	$—	$—	$445
Prices based on model or other valuation methods	459	392	139	1	—	—	991

Total	$770	$490	$172	$4	$—	$—	$1,436

Normal Operations, other derivative contracts (b)(c):
Actively quoted prices	$(1)	$(1)	$—	$—	$—	$—	$(2)
Prices provided by external sources	111	125	60	34	—	—	330
Prices based on model or other valuation methods	29	(4)	10	3	1	—	39

Total	$139	$120	$70	$37	$1	$—	$367

(a)	Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI. Amounts include a $975 million gain associated with the five-year financial swap with ComEd and $5 million gain related to the fair value of the PECO block contracts.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties and offset against mark-to-market assets and liabilities of $951 million at December 31, 2010.

ComEd

	Maturities Within						Fair Value
	2011	2012	2013	2014	2015	2016 and Beyond
Prices based on model or other valuation methods (a)	$(450)	$(396)	$(147)	$(9)	$(8)	$39	$(971)

(a)	Represents ComEd’s net assets (liabilities) associated with the five-year financial swap with Generation and the floating-to-fixed energy swap contracts with unaffiliated suppliers. The floating-to-fixed energy swap contracts are recorded in Other deferred debits and other assets on ComEd’s Consolidated Balance Sheets.

PECO

	Maturities Within						Total Fair Value
	2011	2012	2013	2014	2015	2016 and Beyond
Prices based on model or other valuation methods (a)	$(9)	$—	$—	$—	$—	$—	$(9)

(a)	Represents PECO’s liabilities associated with its block contracts executed under its DSP Program. Includes $5 million related to the fair value of PECO’s block contracts with Generation.

Credit Risk, Collateral, and Contingent Related Features (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to credit-related losses in the event of non-performance by counterparties with whom they enter into derivative instruments. The credit exposure of derivative contracts, before collateral and netting, is represented by the fair value of contracts at the reporting date. See Note 9 of the Combined Notes to Consolidated Financial Statements for a detail discussion of credit risk, collateral, and contingent related features.

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of December 31, 2010. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $58 million and $248 million, respectively. See Note 21 of the Combined Notes to Consolidated Financial Statements for further information.

Rating as of December 31, 2010	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,495	$563	$932	1	$102
Non-investment grade	9	3	6	—	—
No external ratings
Internally rated—investment grade	42	5	37	—	—
Internally rated—non-investment grade	1	1	—	—	—

Total	$1,547	$572	$975	1	$102

	Maturity of Credit Risk Exposure
Rating as of December 31, 2010	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,238	$203	$54	$1,495
Non-investment grade	9	—	—	9
No external ratings
Internally rated—investment grade	29	11	2	42
Internally rated—non-investment grade	1	—	—	1

Total	$1,277	$214	$56	$1,547

Net Credit Exposure by Type of Counterparty	As of December 31, 2010
Financial institutions	$280
Investor-owned utilities, marketers and power producers	515
Other	180

Total	$975

ComEd

Credit risk for ComEd is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd is currently obligated to provide service to all electric customers within its franchised territory. ComEd records a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. In February 2010, the ICC approved ComEd’s tariffs to adjust rates annually through a rider mechanism to reflect increases or decreases in annual uncollectible accounts expense. The Illinois Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd’s ability to disconnect non space-heating residential customers is also impacted by certain weather restrictions, at any time of year, under the Illinois Public Utilities Act. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. ComEd did not have any customers representing over 10% of its revenues as of December 31, 2010. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information regarding ComEd’s recently approved tariffs to adjust rates annually through a rider mechanism to reflect increases or decreases in annual uncollectible accounts expense.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of December 31, 2010, ComEd’s credit exposure to energy suppliers was immaterial.

PECO

Credit risk for PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. PECO is currently obligated to provide service to all retail electric customers within its franchised territory. PECO records a provision for uncollectible accounts, primarily based upon historical experience, to provide for the potential loss from nonpayment by these customers. In accordance with PAPUC regulations, after November 30 and before April 1, an electric distribution utility or natural gas distribution utility shall not terminate service to customers with household incomes at or below 250% of the Federal poverty level. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations. PECO did not have any customers representing over 10% of its revenues as of December 31, 2010.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. If the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2010, PECO’s credit exposure to suppliers under its electric procurement contracts was immaterial.

PECO does not obtain collateral from suppliers under its natural gas supply and management agreements. As of December 31, 2010, PECO had credit exposure of $10 million under its natural gas supply and management contracts.

Collateral (Generation, ComEd and PECO)

Generation

As part of the normal course of business, Generation routinely enters into physical or financial contracts for the purchase and sale of electricity, fossil fuel and other commodities. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. If Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. See Note 9 of the Combined Notes to Consolidated Financial Statements for information regarding collateral requirements.

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. In order to post collateral, Exelon depends on access to bank credit facilities which serve as liquidity sources to fund collateral requirements. Since the banking industry issues started to surface in mid-2007, credit markets have tightened. Exelon will be required to renew most of its credit facilities in the 2011-2012 timeframe. The cost and availability to renew may be substantially different than when Exelon originally negotiated the existing liquidity facilities.

As of December 31, 2010, Generation was holding $955 million of cash collateral deposits received from counterparties and Generation had sent $3 million of cash collateral to counterparties. Net cash collateral deposits received of $951 million were offset against mark-to-market assets and liabilities. As of December 31, 2010, $1 million of cash collateral received was not offset against net derivative positions because it was not associated with energy-related derivatives. As of December 31, 2009, Generation was holding $965 million of cash collateral deposits received from counterparties and Generation had sent $12 million of cash collateral to counterparties. Net cash collateral deposits received of $947 million were offset mark-to-market assets and liabilities. As of December 31, 2009, $6 million of cash collateral received was not offset against net mark-to-market assets and liabilities. See Note 18 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of December 31, 2010, ComEd did not hold any cash or letters of credit for the purpose of collateral from any of the suppliers in association with energy procurement contracts and held approximately $20 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts. See Notes 2 and 9 of the Combined Notes to Consolidated Financial Statements for further information.

PECO

As of December 31, 2010, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 9 of the Combined Notes to Consolidated Financial Statements for further information.

RTOs and ISOs (Generation, ComEd and PECO)

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

Exchange Traded Transactions (Generation)

Generation enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearinghouse act as the counterparty to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX and ICE are significantly collateralized and have limited counterparty credit risk.

Long-Term Leases (Exelon)

Exelon’s consolidated balance sheets, as of December 31, 2010, included a $629 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of approximately $1.5 billion, less unearned income of $863 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms which are set at prices above the then expected fair market value of the plants. If the lessees do not exercise the fixed purchase options the lessees return the leasehold interests to Exelon and Exelon has the ability to require the lessees to arrange a service contract with a third party for a period following the lease term. In any event, Exelon is subject to residual value risk to the extent the fair value of the assets are less than the residual value. This risk is mitigated by the fair value of the fixed payments under the service contract. The term of the service contract, however, is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps. Management regularly evaluates the creditworthiness of Exelon’s counterparties to these long-term leases. Since 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee. Exelon monitors the continuing credit quality of the credit enhancement party.

Exelon performed annual assessments as of July 31, 2010 and 2009 of the estimated fair value of long-term lease investments and concluded that the estimated fair values at the end of the lease terms exceeded the residual values established at the lease dates and recorded as investments on Exelon’s balance sheet. Through December 31, 2010, no events have occurred or circumstances have changed that would require any formal reassessment subsequent to the July 2010 review.

Interest-Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest-rate exposure. The Registrants may also use interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At December 31, 2010, Exelon had $100 million of notional amounts of fair value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in Exelon’s, Generation’s and ComEd’s pre-tax earnings for the year ended December 31, 2010. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of December 31, 2010, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $410 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Generation

General

Generation operates in three segments: Mid-Atlantic, Midwest, and South and West. The operation of all three segments consist of owned and contracted electric generating facilities, wholesale energy marketing operations and competitive retail sales operations. These segments are discussed in further detail in “EXELON CORPORATION—General” of this Form 10-K.

Executive Overview

A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION—Executive Overview” of this Form 10-K.

Results of Operations

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009 and Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

A discussion of Generation’s results of operations for 2010 compared to 2009 and 2009 compared to 2008 is set forth under “Results of Operations—Generation” in “EXELON CORPORATION—Results of Operations” of this Form 10-K.

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to revolving credit facilities of $4.8 billion that Generation currently utilizes to support its commercial paper program and to issue letters of credit. Generation anticipates refinancing this facility during the first half of 2011.

See the “EXELON CORPORATION—Liquidity and Capital Resources” and Note 10 of the Combined Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 and Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

A discussion of ComEd’s results of operations for 2010 compared to 2009 and for 2009 compared to 2008 is set forth under “Results of Operations—ComEd” in “EXELON CORPORATION—Results of Operations” of this Form 10-K.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At December 31, 2010, ComEd had access to a revolving credit facility with aggregate bank commitments of $1 billion. See the “Credit Matters” section of “Liquidity and Capital Resources” for additional discussion.

See the “EXELON CORPORATION—Liquidity and Capital Resources” and Note 10 of the Combined Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 and Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

A discussion of PECO’s results of operations for 2010 compared to 2009 and for 2009 compared to 2008 is set forth under “Results of Operations—PECO” in “EXELON CORPORATION—Results of Operations” of this Form 10-K.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At December 31, 2010, PECO had access to a revolving credit facility with aggregate bank commitments of $574 million. PECO anticipates refinancing this facility during the first half of 2011. See the “Credit Matters” section of “Liquidity and Capital Resources” for additional discussion.

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

Exelon’s management conducted an assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Exelon’s management concluded that, as of December 31, 2010, Exelon’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 10, 2011

Management’s Report on Internal Control Over Financial Reporting

The management of Exelon Generation Company, LLC (Generation) is responsible for establishing and maintaining adequate internal control over financial reporting. Generation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Generation’s management conducted an assessment of the effectiveness of Generation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Generation’s management concluded that, as of December 31, 2010, Generation’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 10, 2011

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

ComEd’s management conducted an assessment of the effectiveness of ComEd’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ComEd’s management concluded that, as of December 31, 2010, ComEd’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 10, 2011

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

PECO’s management conducted an assessment of the effectiveness of PECO’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PECO’s management concluded that, as of December 31, 2010, PECO’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 10, 2011

Report of Independent Registered Public Accounting Firm

To The Shareholders and the Board of Directors of Exelon Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1)(i) present fairly, in all material respects, the financial position of Exelon Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under item 15(a)(1)(ii) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 10, 2011

Report of Independent Registered Public Accounting Firm

To the Member and the Board of Directors of Exelon Generation Company, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(2)(i) present fairly, in all material respects, the financial position of Exelon Generation Company, LLC and its subsidiaries (Generation) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(2)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 10, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Commonwealth Edison Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(3)(i) present fairly, in all material respects, the financial position of Commonwealth Edison Company and its subsidiaries (ComEd) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(3)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 10, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PECO Energy Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(4)(i) present fairly, in all material respects, the financial position of PECO Energy Company and its subsidiaries (PECO) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(4)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 10, 2011

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions, except per share data)	2010	2009	2008
Operating revenues	$18,644	$17,318	$18,859
Operating expenses
Purchased power	4,425	3,215	4,270
Fuel	2,010	2,066	2,312
Operating and maintenance	4,453	4,612	4,538
Operating and maintenance for regulatory required programs	147	63	28
Depreciation and amortization	2,075	1,834	1,634
Taxes other than income	808	778	778

Total operating expenses	13,918	12,568	13,560

Operating income	4,726	4,750	5,299

Other income and deductions
Interest expense, net	(792)	(654)	(699)
Interest expense to affiliates, net	(25)	(77)	(133)
Loss in equity method investments	—	(27)	(26)
Other, net	312	427	(407)

Total other income and deductions	(505)	(331)	(1,265)

Income from continuing operations before income taxes	4,221	4,419	4,034
Income taxes	1,658	1,712	1,317

Income from continuing operations	2,563	2,707	2,717
Discontinued operations
Loss from discontinued operations, net of taxes of $0, $0 and $1, respectively	—	—	(1)
Gain on disposal of discontinued operations, net of taxes of $0, $0 and $14, respectively	—	—	21

Income from discontinued operations, net	—	—	20

Net income	2,563	2,707	2,737

Other comprehensive income (loss)
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic costs, net of taxes of $(7), $(6) and $(6). respectively	(11)	(13)	(9)
Actuarial loss reclassified to periodic cost, net of taxes of $79, $74 and $52, respectively	114	93	60
Transition obligation reclassified to periodic cost, net of taxes of $2, $2 and $2, respectively	3	3	3
Pension and non-pension postretirement benefit plan valuation adjustment, net of taxes of $(188), $47 and $(959), respectively	(288)	86	(1,459)

Change in unrealized gain (loss) on cash flow hedges, net of taxes of $(107), $(2) and $563, respectively	(151)	(12)	855
Change in unrealized gain (loss) on marketable securities, net of taxes of $0, $3 and $(6), respectively	(1)	5	(7)

Other comprehensive income (loss)	(334)	162	(557)

Comprehensive income	$2,229	$2,869	$2,180

Average shares of common stock outstanding:
Basic	661	659	658
Diluted	663	662	662
Earnings per average common share—basic:
Income from continuing operations	$3.88	$4.10	$4.13
Income from discontinued operations	—	—	0.03

Net income	$3.88	$4.10	$4.16

Earnings per average common share—diluted:
Income from continuing operations	$3.87	$4.09	$4.10
Income from discontinued operations	—	—	0.03

Net income	$3.87	$4.09	$4.13

Dividends per common share	$2.10	$2.10	$2.03

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Cash flows from operating activities
Net income	$2,563	$2,707	$2,737
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	2,943	2,601	2,308
Impairment of long-lived assets	—	223	—
Deferred income taxes and amortization of investment tax credits	981	756	374
Net fair value changes related to derivatives	(88)	(95)	(515)
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(105)	(207)	363
Other non-cash operating activities	609	652	870
Changes in assets and liabilities:
Accounts receivable	(232)	234	67
Inventories	(62)	51	(109)
Accounts payable, accrued expenses and other current liabilities	472	(254)	(44)
Option premiums paid, net	(124)	(40)	(124)
Counterparty collateral received (posted), net	(155)	196	1,027
Income taxes	(543)	(29)	(38)
Pension and non-pension postretirement benefit contributions	(959)	(588)	(230)
Other assets and liabilities	(56)	(113)	(135)

Net cash flows provided by operating activities	5,244	6,094	6,551

Cash flows from investing activities
Capital expenditures	(3,326)	(3,273)	(3,117)
Proceeds from nuclear decommissioning trust fund sales	3,764	4,292	10,657
Investment in nuclear decommissioning trust funds	(3,907)	(4,531)	(10,942)
Acquisition of Exelon Wind	(893)	—	—
Proceeds from sales of investments	28	41	—
Purchases of investments	(22)	(28)	—
Change in restricted cash	423	35	29
Other investing activities	39	6	(5)

Net cash flows used in investing activities	(3,894)	(3,458)	(3,378)

Cash flows from financing activities
Changes in short-term debt	(155)	(56)	(405)
Issuance of long-term debt	1,398	1,987	2,265
Retirement of long-term debt	(828)	(1,773)	(1,398)
Retirement of long-term debt of variable interest entity	(806)	—	—
Retirement of long-term debt to financing affiliates	—	(709)	(1,038)
Dividends paid on common stock	(1,389)	(1,385)	(1,335)
Proceeds from employee stock plans	48	42	130
Purchase of treasury stock	—	—	(436)
Purchase of forward contract in relation to certain treasury stock	—	—	(64)
Other financing activities	(16)	(3)	68

Net cash flows used in financing activities	(1,748)	(1,897)	(2,213)

Increase (decrease) in cash and cash equivalents	(398)	739	960
Cash and cash equivalents at beginning of period	2,010	1,271	311

Cash and cash equivalents at end of period	$1,612	$2,010	$1,271

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Balance Sheets

(In millions)	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,612	$2,010
Restricted cash and investments	30	40
Accounts receivable, net
Customer ($346 gross accounts receivable pledged as collateral as of December 31, 2010)	1,932	1,563
Other	1,196	486
Mark-to-market derivative assets	487	376
Inventories, net
Fossil fuel	216	198
Materials and supplies	590	559
Other	335	209

Total current assets	6,398	5,441

Property, plant and equipment, net	29,941	27,341
Deferred debits and other assets
Regulatory assets	4,140	4,872
Nuclear decommissioning trust funds	6,408	6,669
Investments	717	704
Investments in affiliates	15	20
Goodwill	2,625	2,625
Mark-to-market derivative assets	409	649
Pledged assets for Zion Station decommissioning	824	—
Other	763	859

Total deferred debits and other assets	15,901	16,398

Total assets	$52,240	$49,180

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Balance Sheets

(In millions)	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$155
Short-term notes payable—accounts receivable agreement	225	—
Long-term debt due within one year	599	639
Long-term debt to PECO Energy Transition Trust due within one year	—	415
Accounts payable	1,373	1,345
Mark-to-market derivative liabilities	38	198
Accrued expenses	1,040	923
Deferred income taxes	85	152
Other	880	411

Total current liabilities	4,240	4,238

Long-term debt	11,614	10,995
Long-term debt to other financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	6,621	5,750
Asset retirement obligations	3,494	3,434
Pension obligations	3,658	3,625
Non-pension postretirement benefit obligations	2,218	2,180
Spent nuclear fuel obligation	1,018	1,017
Regulatory liabilities	3,555	3,492
Mark-to-market derivative liabilities	21	23
Payable for Zion Station decommissioning	659	—
Other	1,102	1,309

Total deferred credits and other liabilities	22,346	20,830

Total liabilities	38,590	36,453

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 662 and 660 shares outstanding at December 31, 2010 and December 31, 2009, respectively)	9,006	8,923
Treasury stock, at cost (35 shares held at December 31, 2010 and December 31, 2009, respectively)	(2,327)	(2,328)
Retained earnings	9,304	8,134
Accumulated other comprehensive loss, net	(2,423)	(2,089)

Total shareholders’ equity	13,560	12,640
Noncontrolling interest	3	—

Total equity	13,563	12,640

Total liabilities and shareholders’ equity	$52,240	$49,180

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2007	689,183	$8,579	$(1,838)	$4,930	$(1,534)	$—	$10,137
Net income	—	—	—	2,737	—	—	2,737
Long-term incentive plan activity	3,452	217	—	—	—	—	217
Employee stock purchase plan issuances	318	19	—	—	—	—	19
Common stock purchases	—	1	(500)	—	—	—	(499)
Common stock dividends	—	—	—	(1,007)	—	—	(1,007)
Adoption of the fair value option for financial assets and liabilities, net of income taxes of $286	—	—	—	160	(160)	—	—
Other comprehensive loss, net of income taxes of $(290)	—	—	—	—	(557)	—	(557)

Balance, December 31, 2008	692,953	$8,816	$(2,338)	$6,820	$(2,251)	$—	$11,047
Net income	—	—	—	2,707	—	—	2,707
Long-term incentive plan activity	1,088	85	10	(5)	—	—	90
Employee stock purchase plan issuances	524	22	—	—	—	—	22
Common stock dividends	—	—	—	(1,388)	—	—	(1,388)
Other comprehensive income, net of income taxes of $119	—	—	—	—	162	—	162

Balance, December 31, 2009	694,565	$8,923	$(2,328)	$8,134	$(2,089)	$—	$12,640
Net income	—	—	—	2,563	—	—	2,563
Long-term incentive plan activity	1,380	60	1	(1)	—	—	60
Employee stock purchase plan issuances	644	23	—	—	—	—	23
Common stock dividends	—	—	—	(1,392)	—	—	(1,392)
Acquisition of Exelon Wind	—	—	—	—	—	3	3
Other comprehensive loss, net of income taxes of $(221)	—	—	—	—	(334)	—	(334)

Balance, December 31, 2010	696,589	$9,006	$(2,327)	$9,304	$(2,423)	$3	$13,563

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Operating revenues
Operating revenues	$6,923	$6,231	$7,168
Operating revenues from affiliates	3,102	3,472	3,586

Total operating revenues	10,025	9,703	10,754

Operating expenses
Purchased power	1,853	1,338	1,867
Fuel	1,610	1,594	1,705
Operating and maintenance	2,521	2,632	2,432
Operating and maintenance from affiliates	291	306	285
Depreciation and amortization	474	333	274
Taxes other than income	230	205	197

Total operating expenses	6,979	6,408	6,760

Operating income	3,046	3,295	3,994

Other income and deductions
Interest expense	(153)	(113)	(136)
Loss in equity method investments	—	(3)	(1)
Other, net	257	376	(469)

Total other income and deductions	104	260	(606)

Income from continuing operations before income taxes	3,150	3,555	3,388
Income taxes	1,178	1,433	1,130

Income from continuing operations	1,972	2,122	2,258

Discontinued operations
Gain on disposal of discontinued operations, net of income taxes of $0, $0 and $15, respectively	—	—	20

Income from discontinued operations, net	—	—	20

Net income	1,972	2,122	2,278

Other comprehensive income (loss)
Pension and non-pension postretirement benefit plans:
Pension and non-pension postretirement benefit plan valuation adjustment, net of income taxes of $0, $0 and $(18), respectively	—	—	(27)
Change in unrealized gain (loss) on cash flow hedges, net of income taxes of $(102), $199 and $926, respectively	(144)	302	1,403

Other comprehensive income (loss)	(144)	302	1,376

Comprehensive income	$1,828	$2,424	$3,654

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Cash flows from operating activities
Net income	$1,972	$2,122	$2,278
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	1,341	1,098	947
Impairment of long-lived assets	—	223	—
Deferred income taxes and amortization of investment tax credits	741	671	327
Net fair value changes related to derivatives	(88)	(95)	(515)
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(105)	(207)	363
Other non-cash operating activities	182	104	332
Changes in assets and liabilities:
Accounts receivable	—	172	79
Receivables from and payables to affiliates, net	(5)	(54)	(51)
Inventories	(70)	(29)	(60)
Accounts payable, accrued expenses and other current liabilities	(18)	(43)	(91)
Option premiums paid, net	(124)	(40)	(124)
Counterparty collateral (posted) received, net	(1)	195	1,029
Income taxes	(303)	79	115
Pension and non-pension postretirement benefit contributions	(445)	(265)	(103)
Other assets and liabilities	(45)	(1)	(81)

Net cash flows provided by operating activities	3,032	3,930	4,445

Cash flows from investing activities
Capital expenditures	(1,883)	(1,977)	(1,699)
Proceeds from nuclear decommissioning trust fund sales	3,764	4,292	10,657
Investment in nuclear decommissioning trust funds	(3,907)	(4,531)	(10,942)
Acquisition of Exelon Wind	(893)	—	—
Change in restricted cash	4	17	25
Other investing activities	19	(21)	(8)

Net cash flows used in investing activities	(2,896)	(2,220)	(1,967)

Cash flows from financing activities
Issuance of long-term debt	898	1,546	—
Retirement of long-term debt	(215)	(1,065)	(13)
Distribution to member	(1,508)	(2,276)	(1,545)
Contribution from member	62	57	86
Other financing activities	(16)	(8)	2

Net cash flows used in financing activities	(779)	(1,746)	(1,470)

Increase (decrease) in cash and cash equivalents	(643)	(36)	1,008
Cash and cash equivalents at beginning of period	1,099	1,135	127

Cash and cash equivalents at end of period	$456	$1,099	$1,135

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(In millions)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$456	$1,099
Restricted cash and cash equivalents	1	5
Accounts receivable, net
Customer	469	495
Other	161	112
Mark-to-market derivative assets	487	376
Mark-to-market derivative assets with affiliate	455	302
Receivables from affiliates	306	297
Inventories, net
Fossil fuel	129	102
Materials and supplies	500	470
Other	123	102

Total current assets	3,087	3,360

Property, plant and equipment, net	11,662	9,809
Deferred debits and other assets
Nuclear decommissioning trust funds	6,408	6,669
Investments	35	46
Receivable from affiliate	1	1
Mark-to-market derivative assets	391	639
Mark-to-market derivative assets with affiliate	525	671
Prepaid pension asset	1,236	1,027
Pledged assets for Zion Station decommissioning	824	—
Other	365	184

Total deferred debits and other assets	9,785	9,237

Total assets	$24,534	$22,406

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(In millions)	2010	2009
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$3	$26
Accounts payable	749	826
Accrued expenses	391	670
Payables to affiliates	47	80
Deferred income taxes	427	399
Mark-to-market derivative liabilities	34	198
Other	192	63

Total current liabilities	1,843	2,262

Long-term debt	3,676	2,967
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,318	2,707
Asset retirement obligations	3,357	3,316
Non-pension postretirement benefit obligations	692	659
Spent nuclear fuel obligation	1,018	1,017
Payables to affiliates	2,267	2,228
Mark-to-market derivative liabilities	21	21
Payable for Zion Station decommissioning	659	—
Other	506	437

Total deferred credits and other liabilities	11,838	10,385

Total liabilities	17,357	15,614

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,526	3,464
Undistributed earnings	2,633	2,169
Accumulated other comprehensive income, net	1,013	1,157

Total member’s equity	7,172	6,790
Noncontrolling interest	5	2

Total equity	7,177	6,792

Total liabilities and equity	$24,534	$22,406

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies

Consolidated Statements of Changes in Member’s Equity

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
Balance, December 31, 2007	$3,321	$1,429	$(381)	$1	$4,370
Net Income	—	2,278	—	—	2,278
Distribution to member	—	(1,545)	—	—	(1,545)
Allocation of tax benefit from member	86	—	—	—	86
Adoption of the fair value option for financial assets and liabilities, net of income taxes of $286	—	160	(160)	—	—
Adjustment of the adoption of accounting for uncertain tax positions	—	1	—	—	1
Other comprehensive income, net of income taxes of $908	—	—	1,376	—	1,376

Balance, December 31, 2008	$3,407	$2,323	$835	$1	$6,566
Net Income	—	2,122	—	—	2,122
Distribution to member	—	(2,276)	—	—	(2,276)
Allocation of tax benefit from member	57	—	—	—	57
Transfer of AmerGen pension and non-pension postretirement benefit plans to Exelon, net of income taxes of $17	—	—	20	—	20
Other comprehensive income, net of income taxes of $199	—	—	302	—	302
Noncontrolling interest in income of consolidated entity	—	—	—	1	1

Balance, December 31, 2009	$3,464	$2,169	$1,157	$2	$6,792
Net income	—	1,972	—	—	1,972
Distribution to member	—	(1,508)	—	—	(1,508)
Allocation of tax benefit from member	62	—	—	—	62
Acquisition of Exelon Wind	—	—	—	3	3
Other comprehensive loss, net of income taxes of $(102)	—	—	(144)	—	(144)

Balance, December 31, 2010	$3,526	$2,633	$1,013	$5	$7,177

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(in millions)	2010	2009	2008
Operating revenues
Operating revenues	$6,202	$5,772	$6,129
Operating revenues from affiliates	2	2	7

Total operating revenues	6,204	5,774	6,136

Operating expenses
Purchased power	2,297	1,609	2,077
Purchased power from affiliate	1,010	1,456	1,505
Operating and maintenance	823	863	929
Operating and maintenance from affiliate	152	165	168
Operating and maintenance for regulatory required programs	94	63	28
Depreciation and amortization	516	494	464
Taxes other than income	256	281	298

Total operating expenses	5,148	4,931	5,469

Operating income	1,056	843	667

Other income and deductions
Interest expense	(373)	(306)	(327)
Interest expense to affiliates, net	(13)	(13)	(21)
Loss in equity method investments	—	—	(8)
Other, net	24	79	18

Total other income and deductions	(362)	(240)	(338)

Income before income taxes	694	603	329
Income taxes	357	229	128

Net income	337	374	201

Other comprehensive income
Change in unrealized gain (loss) on marketable securities, net of income taxes of $0, $3 and $(4), respectively	(1)	5	(6)

Other comprehensive income (loss)	(1)	5	(6)

Comprehensive income	$336	$379	$195

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Cash flows from operating activities
Net income	$337	$374	$201
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	517	495	465
Deferred income taxes and amortization of investment tax credits	582	265	258
Other non-cash operating activities	238	309	264
Changes in assets and liabilities:
Accounts receivable	(46)	29	(133)
Receivables from and payables to affiliates, net	(55)	(27)	112
Inventories	(1)	4	(4)
Accounts payable, accrued expenses and other current liabilities	342	(48)	43
Counterparty collateral (posted) received, net	(154)	1	(2)
Income taxes	(233)	(105)	(95)
Pension and non-pension postretirement benefit contributions	(317)	(214)	(55)
Other assets and liabilities	(133)	(63)	25

Net cash flows provided by operating activities	1,077	1,020	1,079

Cash flows from investing activities
Capital expenditures	(962)	(854)	(953)
Proceeds from sales of investments	28	41	—
Purchases of investments	(22)	(28)	—
Other investing activities	17	20	(5)

Net cash flows used in investing activities	(939)	(821)	(958)

Cash flows from financing activities
Changes in short-term debt	(155)	95	(310)
Issuance of long-term debt	500	191	1,324
Retirement of long-term debt	(213)	(208)	(760)
Retirement of long-term debt to financing affiliates	—	—	(429)
Contributions from parent	2	8	14
Dividends paid on common stock	(310)	(240)	—
Other financing activities	(3)	(1)	—

Net cash flows used in financing activities	(179)	(155)	(161)

Increase (decrease) in cash and cash equivalents	(41)	44	(40)
Cash and cash equivalents at beginning of period	91	47	87

Cash and cash equivalents at end of period	$50	$91	$47

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(In millions)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$50	$91
Restricted cash	—	2
Accounts receivable, net
Customer	768	676
Other	525	318
Inventories, net	72	71
Regulatory assets	456	358
Deferred income taxes	115	39
Counterparty collateral deposited	153	—
Other	12	24

Total current assets	2,151	1,579

Property, plant and equipment, net	12,578	12,125
Deferred debits and other assets
Regulatory assets	947	1,096
Investments	23	28
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivable from affiliates	1,895	1,920
Prepaid pension asset	1,039	907
Other	388	411

Total deferred debits and other assets	6,923	6,993

Total assets	$21,652	$20,697

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(In millions)	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$155
Long-term debt due within one year	347	213
Accounts payable	332	274
Accrued expenses	366	282
Payables to affiliates	398	177
Customer deposits	130	131
Regulatory liabilities	19	11
Mark-to-market derivative liability with affiliate	450	302
Other	92	52

Total current liabilities	2,134	1,597

Long-term debt	4,654	4,498
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,308	2,648
Asset retirement obligations	105	95
Non-pension postretirement benefits obligations	271	241
Regulatory liabilities	3,137	3,145
Mark-to-market derivative liability with affiliate	525	669
Other	402	716

Total deferred credits and other liabilities	7,748	7,514

Total liabilities	14,742	13,815

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,992	4,990
Retained earnings	331	304
Accumulated other comprehensive loss, net	(1)	—

Total shareholders’ equity	6,910	6,882

Total liabilities and shareholders’ equity	$21,652	$20,697

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies

Consolidated Statements of Changes in Shareholders’ Equity

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$1,588	$4,968	$(1,639)	$1,610	$1	$6,528
Net income	—	—	201	—	—	201
Allocation of tax benefit from parent	—	14	—	—	—	14
Appropriation of retained earnings for future dividends	—	—	(199)	199	—	—
Adoption of accounting for uncertain tax positions	—	—	(2)	—	—	(2)
Other comprehensive loss, net of income taxes of $(4)	—	—	—	—	(6)	(6)

Balance, December 31, 2008	$1,588	$4,982	$(1,639)	$1,809	$(5)	$6,735
Net income	—	—	374	—	—	374
Allocation of tax benefit from parent	—	8	—	—	—	8
Appropriation of retained earnings for future dividends	—	—	(374)	374	—	—
Common stock dividends	—	—	—	(240)	—	(240)
Other comprehensive income, net of income taxes of $3	—	—	—	—	5	5

Balance, December 31, 2009	$1,588	$4,990	$(1,639)	$1,943	$—	$6,882
Net income	—	—	337	—	—	337
Allocation of tax benefit from parent	—	2	—	—	—	2
Appropriation of retained earnings for future dividends	—	—	(337)	337	—	—
Common stock dividends	—	—	—	(310)	—	(310)
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(1)	(1)

Balance, December 31, 2010	$1,588	$4,992	$(1,639)	$1,970	$(1)	$6,910

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Operating revenues
Operating revenues	$5,514	$5,302	$5,553
Operating revenues from affiliates	5	9	14

Total operating revenues	5,519	5,311	5,567

Operating expenses
Purchased power	276	269	328
Purchased power from affiliate	2,085	2,005	2,083
Fuel	401	472	607
Operating and maintenance	591	545	641
Operating and maintenance from affiliate	89	95	90
Operating and maintenance for regulatory required programs	53	—	—
Depreciation and amortization	1,060	952	854
Taxes other than income	303	276	265

Total operating expenses	4,858	4,614	4,868

Operating income	661	697	699

Other income and deductions
Interest expense	(181)	(124)	(112)
Interest expense to affiliates, net	(12)	(63)	(114)
Loss in equity method investments	—	(24)	(16)
Other, net	8	13	18

Total other income and deductions	(185)	(198)	(224)

Income before income taxes	476	499	475
Income taxes	152	146	150

Net income	324	353	325
Preferred security dividends	4	4	4

Net income on common stock	320	349	321

Comprehensive income, net of income taxes
Net income	324	353	325
Other comprehensive loss
Amortization of realized gain on settled cash flow swaps, net of income taxes of $(1), $(1) and $0, respectively	(1)	(1)	(1)
Change in unrealized loss on marketable securities, net of income taxes of $0, $0 and $(1), respectively	—	—	(1)

Other comprehensive loss	(1)	(1)	(2)

Comprehensive income	$323	$352	$323

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Cash Flows

	For the Years Ended December 31,

(In millions)	2010	2009	2008
Cash flows from operating activities
Net income	$324	$353	$325
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,060	952	854
Deferred income taxes and amortization of investment tax credits	(400)	(210)	(220)
Other non-cash operating activities	108	141	194
Changes in assets and liabilities:
Accounts receivable	(212)	36	(120)
Receivables from and payables to affiliates, net	86	45	(1)
Inventories	9	76	(45)
Accounts payable, accrued expenses and other current liabilities	85	(123)	46
Income taxes	118	(18)	(12)
Pension and non-pension postretirement benefit contributions	(106)	(52)	(38)
Other assets and liabilities	78	(34)	(14)

Net cash flows provided by operating activities	1,150	1,166	969

Cash flows from investing activities
Capital expenditures	(545)	(388)	(392)
Change in restricted cash	414	1	1
Other investing activities	11	10	14

Net cash flows used in investing activities	(120)	(377)	(377)

Cash flows from financing activities
Changes in short-term debt	—	(95)	(151)
Issuance of long-term debt	—	250	941
Retirement of long-term debt	—	—	(604)
Retirement of long-term debt of variable interest entity	(806)	—	—
Retirement of long-term debt to PECO Energy Transition Trust	—	(709)	(609)
Dividends paid on common stock	(224)	(312)	(480)
Dividends paid on preferred securities	(4)	(4)	(4)
Repayment of receivable from parent	180	320	284
Contributions from parent	43	27	36
Other financing activities	—	(2)	—

Net cash flows used in financing activities	(811)	(525)	(587)

Increase in cash and cash equivalents	219	264	5
Cash and cash equivalents at beginning of period	303	39	34

Cash and cash equivalents at end of period	$522	$303	$39

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(In millions)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$522	$303
Restricted cash and cash equivalents	—	1
Accounts receivable, net
Customer ($346 gross accounts receivable pledged as collateral as of December 31, 2010)	695	392
Other	277	120
Inventories, net
Fossil fuel	87	96
Materials and supplies	18	18
Deferred income taxes	41	65
Other	30	11

Total current assets	1,670	1,006

Property, plant and equipment, net	5,620	5,297
Deferred debits and other assets
Regulatory assets	968	1,834
Investments	20	18
Investments in affiliates	8	13
Receivable from affiliates	375	311
Prepaid pension asset	281	225
Other	43	315

Total deferred debits and other assets	1,695	2,716

Total assets	$8,985	$9,019

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Balance Sheets

	December 31,
(In millions)	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable—accounts receivable agreement	$225	$—
Long-term debt due within one year	250	—
Long-term debt to PECO Energy Transition Trust due within one year	—	415
Accounts payable	201	164
Accrued expenses	95	74
Payables to affiliates	275	189
Customer deposits	65	65
Mark-to-market derivative liabilities	4	—
Mark-to-market derivative liabilities with affiliate	5	—
Other	43	32

Total current liabilities	1,163	939

Long-term debt	1,972	2,221
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,823	2,241
Asset retirement obligations	32	24
Non-pension postretirement benefits obligations	292	296
Regulatory liabilities	418	317
Mark-to-market derivative liabilities	—	2
Mark-to-market derivative liabilities with affiliate	—	2
Other	131	141

Total deferred credits and other liabilities	2,696	3,023

Total liabilities	6,015	6,367

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,361	2,318
Receivable from parent	—	(180)
Retained earnings	522	426
Accumulated other comprehensive income, net	—	1

Total shareholders’ equity	2,883	2,565

Total liabilities and shareholders’ equity	$8,985	$9,019

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In millions)	Common Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2007	$2,255	$(784)	$548	$4	$2,023
Net Income	—	—	325	—	325
Common stock dividends	—	—	(480)	—	(480)
Preferred security dividends	—	—	(4)	—	(4)
Repayment of receivable from parent	—	284	—	—	284
Allocation of tax benefit from parent	36	—	—	—	36
Other comprehensive loss, net of income taxes of $(1)	—	—	—	(2)	(2)

Balance, December 31, 2008	$2,291	$(500)	$389	$2	$2,182
Net Income	—	—	353	—	353
Common stock dividends	—	—	(312)	—	(312)
Preferred security dividends	—	—	(4)	—	(4)
Repayment of receivable from parent	—	320	—	—	320
Allocation of tax benefit from parent	27	—	—	—	27
Other comprehensive loss, net of income taxes of $(1)	—	—	—	(1)	(1)

Balance, December 31, 2009	$2,318	$(180)	$426	$1	$2,565
Net Income	—	—	324	—	324
Common stock dividends	—	—	(224)	—	(224)
Preferred security dividends	—	—	(4)	—	(4)
Repayment of receivable from parent	—	180	—	—	180
Allocation of tax benefit from parent	43	—	—	—	43
Other comprehensive loss, net of income taxes of $(1)	—	—	—	(1)	(1)

Balance, December 31, 2010	$2,361	$—	$522	$—	$2,883

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

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred securities. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at December 31, 2010 and December 31, 2009, as equity and PECO’s preferred securities as preferred securities of subsidiaries in its consolidated financial statements.

Generation owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, Inc., of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements; and certain Exelon Wind projects, of which Generation holds a majority interest ranging from 94% to 99%, and which is included in Noncontrolling interest on Exelon’s and Generation’s Consolidated Balance Sheets.

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

Certain prior year amounts in Exelon’s, Generation’s and ComEd’s Consolidated Statements of Cash Flows and in Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect net

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

income or cash flows from operating activities of the Registrants. See Note 19—Supplemental Financial Information for further discussion of the reclassifications to Exelon’s and Generation’s Consolidated Statements of Cash Flows.

The Registrants performed an evaluation of subsequent events for the accompanying financial statements and notes included in Part 2, ITEM 8 of this report through February 10, 2011, the date this Report was issued, to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the financial statements as of December 31, 2010.

Use of Estimates (Exelon, Generation, ComEd and PECO)

The preparation of financial statements of each of the Registrants in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to, the accounting for nuclear decommissioning costs and other AROs, pension and other postretirement benefits, inventory reserves, allowance for uncollectible accounts, goodwill and asset impairments, derivative instruments, fixed asset depreciation, environmental costs, taxes and unbilled energy revenues. Actual results could differ from those estimates.

Accounting for the Effects of Regulation (Exelon, ComEd and PECO)

Exelon, ComEd and PECO account for their regulated operations in accordance with accounting policies prescribed by the regulatory authorities having jurisdiction, principally the ICC and the PAPUC under state public utility laws and the FERC under various Federal laws. Exelon, ComEd and PECO apply the authoritative guidance for accounting for certain types of regulation, which requires ComEd and PECO to record in their consolidated financial statements the effects of rate regulation for utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable expectation that all costs will be recoverable from customers through rates. Regulatory assets and liabilities are amortized in the Consolidated Statement of Operations consistent with the recovery or refund included in customer rates. Exelon believes that it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. However, Exelon, ComEd and PECO continue to evaluate their respective abilities to apply the authoritative guidance for accounting for certain types of regulation, including consideration of current events in their respective regulatory and political environments. If a separable portion of ComEd’s or PECO’s business was no longer able to meet the criteria discussed above, Exelon, ComEd and PECO would be required to eliminate from their consolidated financial statements the effects of regulation for that portion, which would have a material impact on their results of operations and financial positions. See Note 2—Regulatory Matters for additional information.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation

Generation’s wholesale operations include the physical delivery and marketing of power obtained through its generating capacity, and long-, intermediate- and short-term contracts. Generation also has contracts to purchase fuel supplies for nuclear and fossil generation. These contracts and Generation’s membership in NEIL are discussed in further detail in Note 18—Commitments and Contingencies. Generation has evaluated these contracts and determined that either it has no variable interest in an entity or, where Generation does have a variable interest in an entity, it is not the primary beneficiary and, therefore, consolidation is not required.

For contracts where Generation has a variable interest, Generation has considered which interest holder has the power to direct the activities that most significantly affect the economic performance of the VIE and thus is considered the primary beneficiary and is required to consolidate the entity. The primary beneficiary must also have exposure to significant losses or the right to receive significant benefits from the VIE. In general, the most significant activity of the VIEs is the operation and maintenance of the facilities, which provides the operator with the power to direct the VIEs’ activities. Facilities represent power plants, sources of uranium and fossil fuels, or plants used in the uranium conversion, enrichment and fabrication process. Generation does not have control over the operation and maintenance of the facilities considered VIEs and it does not bear operational risk of the facilities. Furthermore, Generation has no debt or equity investments in the entities, under the contracts Generation receives less than the majority of the output of the remaining expected useful life of the facilities, and Generation does not provide any other financial support through liquidity arrangements, guarantees or other commitments other than purchase commitments described in Note 18—Commitments and Contingencies. Upon consideration of these factors, Generation does not consider itself to be the primary beneficiary of these VIEs and, accordingly, has determined that consolidation is not required.

Generation has historically aggregated its contracts with VIEs into two categories, energy commitments and fuel purchase obligations, based on the similar risk characteristics and significance to Generation. As of the balance sheet date, the carrying amount of assets and liabilities in Generation’s Consolidated Balance Sheet that relate to its involvement with these VIEs are predominately related to working capital accounts and generally represent the amounts owed by Generation for the deliveries associated with the current billing cycles under the contracts. Further, Generation has not provided or guaranteed any debt or equity support, or any liquidity arrangements, performance guarantees or other commitments associated with these contracts, so there is no significant potential exposure to loss as a result of its involvement with the VIEs.

Several of Generation’s long-term PPAs have been determined to be operating leases that have no residual value guarantees, bargain purchase options or other provisions that would cause these operating leases to be variable interests.

On December 9, 2010, Generation completed the acquisition of all of the equity interests of John Deere Renewables, LLC discussed further in Note 3—Acquisition. Generation evaluated the significant agreements and ownership structures and risks of each of the wind projects and underlying entities acquired, and determined that the entities are variable interest entities for which Generation is the primary beneficiary and consolidation is required. Each project was designed to develop, construct and operate a wind generation facility. Generation owns 100% of most projects acquired; however, 11 of the projects have noncontrolling equity interests held by others (which range between 1% and 6%). Of the 11 projects, Generation’s economic interests in nine of the projects is significantly greater than its

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

stated contractual governance rights. However, Generation has determined that its significant economic interest in the projects provides the power to direct the activities most significant to the projects. The primary factors considered in determining that Generation is the primary beneficiary were that Generation has the power to direct the operations and maintenance of the wind facilities, which is considered the activity that most significantly affects the economic performance of the projects and the obligation to absorb losses and right to receive benefits that are significant to the projects. The ownership agreements with the noncontrolling interests state that Generation provide financial support to the projects in proportion to its economic interests in the projects (which range between 99% and 94%). No additional support to these projects beyond what was contractually required has been provided during 2010. As of December 31, 2010, the carrying amount of the assets and liabilities that are consolidated as a result of Generation being the primary beneficiary of these entities primarily relate to the wind generating assets, PPA intangible assets and working capital amounts.

Generation has entered into an asset sale agreement with EnergySolutions, Inc. and certain of its subsidiaries, including ZionSolutions, LLC (ZionSolutions), which is further discussed in Note 12—Asset Retirement Obligations. Generation has evaluated this agreement and determined that it has a variable interest in ZionSolutions but is not the primary beneficiary. As a result, Generation has concluded that consolidation is not required.

ComEd and PECO

ComEd’s retail operations include the purchase of electricity and RECs through procurement contracts of varying durations. PECO’s retail operations include the purchase of electricity, AECs and natural gas through procurement contracts of varying durations. These contracts are discussed in further detail in Note 2—Regulatory Matters and Note 18—Commitments and Contingencies. ComEd and PECO have evaluated these contracts and determined that either there is no variable interest, or where ComEd or PECO do have a variable interest in a VIE as described below, it is not the primary beneficiary and, therefore, consolidation is not required.

For contracts where ComEd or PECO has a variable interest, consideration has been given to which interest holder has the power to direct the activities that most significantly affect the economic performance of the VIE. In general, the most significant activity of the VIEs is the operation and maintenance of their production or procurement processes related to electricity, RECs, AECs or natural gas. ComEd and PECO do not have control over the operation and maintenance of the entities considered VIEs and they do not bear operational risk related to the associated activities. Furthermore, ComEd and PECO have no debt or equity investments in the VIEs and do not provide any other financial support through liquidity arrangements, guarantees or other commitments other than purchase commitments described in Note 18—Commitments and Contingencies. Accordingly, neither ComEd or PECO considers itself to be the primary beneficiary of these VIEs.

As of the balance sheet date, the carrying amounts of assets and liabilities in ComEd’s and PECO’s Consolidated Balance Sheet that relate to their involvement with these VIEs were predominately related to working capital accounts and generally represented the amounts owed by ComEd and PECO for the purchases associated with the current billing cycles under the contracts.

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

PECO

PETT, a financing trust, was created in 1998 by PECO to purchase and own intangible transition property (ITP) and to issue transition bonds to securitize $5 billion of PECO’s stranded cost recovery authorized by the PAPUC pursuant to the Competition Act. PECO made an initial capital contribution of $25 million to PETT. ITP represented the irrevocable right of PECO to collect intangible transition charges (ITC). ITC consisted of the portion of CTCs that were sold by PECO to PETT and securitized through the various issuances of PETT’s transition bonds from 1999 through 2001 as authorized by the PAPUC. ITC provided PETT with an asset sufficient to recover the aggregate principal amount of the transition bonds issued, plus amounts sufficient to provide for the credit enhancement, interest payments, servicing fees and other expenses relating to the transition bonds. PETT’s assets were restricted for the sole purpose of satisfying PETT’s obligation to its transition bondholders and payment of various administrative fees. PECO did not provide ongoing financial support to PETT or guarantee PETT’s performance, and the transition bondholders did not have recourse to PECO. PECO had continuing involvement in PETT in its role as the servicer of the ITC collections, for which PECO received a fee. During the year ended December 31, 2010, net pre-tax losses of $16 million, related to PETT’s results of operations were reflected in PECO’s Consolidated Statements of Operations.

PETT was consolidated in Exelon’s and PECO’s financial statements on January 1, 2010 pursuant to authoritative guidance relating to the consolidation of VIEs that became effective on that date. Under previously issued authoritative guidance, PETT was deconsolidated in accordance with a prescribed quantitative approach, based on expected losses, for determining the primary beneficiary. Under the new guidance, PECO concluded that it was the primary beneficiary of PETT due to PECO’s involvement in the design of PETT, its role as servicer of the ITC collections, and its right to dissolve PETT and receive any of its remaining assets following retirement of the transition bonds and payment of PETT’s other expenses. The consolidation of PETT did not have a significant impact on PECO’s results of operations or statement of cash flows. Upon retirement of the outstanding transition bonds on September 1, 2010, the remaining cash balance was remitted to PECO, and PETT was dissolved on September 20, 2010. During the year ended December 31, 2010, PECO recognized interest expense on PETT’s transition bonds of $22 million, which was reflected in PECO’s Consolidated Statements of Operations. See Note 10—Debt and Credit Agreements for further information regarding PETT’s debt to bondholders.

Revenues (Exelon, Generation, ComEd and PECO)

Operating Revenues. Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of each month, the Registrants accrue an estimate for the unbilled amount of energy delivered or services provided to customers. See Note 4—Accounts Receivable for further information.

RTOs and ISOs. In RTO and ISO markets that facilitate the dispatch of energy and energy-related products, Exelon and Generation report sales and purchases conducted on a net hourly basis in either revenues or purchased power on Exelon’s and Generation’s Consolidated Statements of Operations,

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the classification of which depends on the net hourly activity. ComEd nets its spot market purchases against its spot market sales on an hourly basis, with the result recorded in purchased power expense. In 2010, 2009 and 2008, ComEd recorded an immaterial amount associated with hours where it had net spot market sales.

Option Contracts, Swaps and Commodity Derivatives. Certain option contracts and swap arrangements that meet the definition of derivative instruments are recorded at fair value with subsequent changes in fair value recognized as revenue or expense, unless hedge accounting is applied. Premiums received and paid on option contracts are recognized as revenue or expense over the terms of the contracts. If the derivatives meet hedging criteria, changes in fair value are recorded in OCI. ComEd has not elected hedge accounting for its financial swap contract with Generation. Since ComEd is entitled to full recovery of the costs of the financial swap contract in rates as settlements occur, ComEd records the fair value of the swap as well as an offsetting regulatory asset or liability on its Consolidated Balance Sheets.

Trading Activities. Exelon and Generation account for Generation’s trading activities under the provisions of the authoritative guidance for accounting for contracts involved in energy trading and risk management activities, which require energy revenues and costs related to energy trading contracts to be presented on a net basis in the income statement. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with unrealized gains and losses recognized in operating revenues.

Income Taxes (Exelon, Generation, ComEd and PECO)

Deferred Federal and state income taxes are provided on all significant temporary differences between the book basis and the tax basis of assets and liabilities and for tax benefits carried forward. Investment tax credits previously utilized for income tax purposes have been deferred on the Registrants’ Consolidated Balance Sheets and are recognized in book income over the life of the related property. In accordance with applicable authoritative guidance, the Registrants account for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement approach that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit of the tax position will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Registrants recognize accrued interest related to unrecognized tax benefits in interest expense or in other income and deductions (interest income) on their Consolidated Statements of Operations.

Pursuant to the IRC and relevant state taxing authorities, Exelon and its subsidiaries file consolidated or combined income tax returns for Federal and certain state jurisdictions where allowed or required. See Note 11—Income Taxes for further information.

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

Restricted Cash and Investments (Exelon, Generation, ComEd and PECO)

Restricted cash and investments represent restricted funds to satisfy designated current liabilities. As of December 31, 2010 and 2009, Exelon Corporate’s restricted cash and investments primarily represented restricted funds for payment of medical, dental, vision and long-term disability benefits. As of December 31, 2010 and December 31, 2009, Generation’s restricted cash and investments primarily represented restricted funds for qualifying design, engineering and construction costs related to pollution control notes issued by Generation for an emissions-control facilities project and for payment of certain environmental liabilities. As of December 31, 2010 and 2009, PECO’s restricted cash primarily represented funds from the sales of assets that were subject to PECO’s mortgage indenture.

Restricted cash and investments not available to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2010 and 2009, Exelon and Generation had restricted cash and investments in the NDT funds classified as noncurrent assets. As of December 31, 2010 and 2009, ComEd had short-term investments in Rabbi trusts classified as noncurrent assets.

Allowance for Uncollectible Accounts (Exelon, Generation, ComEd and PECO)

The allowance for uncollectible accounts reflects the Registrants’ best estimates of losses on the accounts receivable balances. For Generation, the allowance is based on accounts receivable agings, historical experience and other currently available information. ComEd and PECO estimate the allowance for uncollectible accounts on customer receivables by applying internally developed loss rates to the outstanding receivable balance by risk segment. Risk segments represent a group of customers with similar credit quality indicators that are computed based on various attributes, including delinquency of their balances and payment history. Loss rates applied to the accounts receivable balances are based on historical average charge-offs as a percentage of accounts receivable in each risk segment. ComEd and PECO customers’ accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, which normally occurs on a monthly basis. ComEd and PECO customer accounts are written off consistent with approved regulatory requirements. ComEd’s and PECO’s provisions for uncollectible accounts will continue to be affected by changes in volume, prices and economic conditions as well as changes in ICC and PAPUC regulations, respectively. See Note 2—Regulatory Matters for additional information regarding the regulatory recovery of uncollectible accounts receivable at ComEd.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Materials and Supplies. Materials and supplies inventory generally includes the average costs of transmission, distribution and generating plant materials. Materials are generally charged to inventory when purchased and expensed or capitalized to property, plant and equipment, as appropriate, when installed or used.

Emission Allowances. Emission allowances are included in inventory and other deferred debits and are carried at the lower of weighted average cost or market and charged to fuel expense as they are used in operations.

Marketable Securities (Exelon, Generation, ComEd and PECO)

All marketable securities are reported at fair value. Marketable securities held in the NDT funds are classified as trading securities and all securities that are not held by the NDT funds are classified as available-for-sale securities. Realized and unrealized gains and losses, net of tax, on Generation’s NDT funds associated with the former ComEd and former PECO nuclear generating units (Regulatory Agreement Units) are included in regulatory liabilities at Exelon, ComEd, and PECO and in noncurrent payables to affiliates at Generation and in noncurrent receivables from affiliates at ComEd and PECO. Realized and unrealized gains and losses, net of tax, on Generation’s NDT funds associated with the former AmerGen nuclear generating units and the portions of the Peach Bottom nuclear generating units not subject to a regulatory agreement (Non-Regulatory Agreement Units) are included in earnings at Exelon and Generation. Unrealized gains and losses, net of tax, for ComEd’s and PECO’s available-for-sale securities are reported in OCI. Any decline in the fair value of ComEd’s and PECO’s available-for-sale securities below the cost basis is reviewed to determine if such decline is other-than-temporary. If the decline is determined to be other-than-temporary, the cost basis of the available-for-sale securities is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. See Note 8—Fair Value of Financial Assets and Liabilities for further information regarding the other-than-temporary impairment recorded in the second quarter of 2009 by Exelon and ComEd related to ComEd’s Rabbi trust investments. See Note 12—Asset Retirement Obligations for information regarding marketable securities held by NDT funds and Note 19—Supplemental Financial Information for additional information regarding ComEd’s and PECO’s regulatory assets and liabilities.

Property, Plant and Equipment (Exelon, Generation, ComEd and PECO)

Property, plant and equipment is recorded at original cost. Original cost includes labor and materials, construction overhead, when appropriate, capitalized interest for Generation and AFUDC for regulated property at ComEd and PECO. The cost of repairs and maintenance, including planned major maintenance activities and minor replacements of property, is charged to maintenance expense as incurred.

Third parties reimburse ComEd and PECO for all or a portion of expenditures for certain capital projects. Such contributions in aid of construction costs (CIAC) are netted against the project costs. DOE SGIG funds reimbursed to PECO by the DOE are accounted for as CIAC.

For Generation, upon retirement, the cost of property is charged to accumulated depreciation in accordance with the composite method of depreciation. Upon replacement of an asset, the costs to remove the asset, net of salvage, is capitalized when incurred to gross plant as part of the cost of the newly installed asset and recorded to depreciation expense over the life of the new asset. Removal costs, net of salvage, incurred for property that will not be replaced is charged to expense as incurred.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For ComEd and PECO, upon retirement, the cost of property, net of salvage, is charged to accumulated depreciation in accordance with the composite method of depreciation. ComEd’s depreciation expense includes the estimated cost of dismantling and removing plant from service upon retirement, which is consistent with ComEd’s regulatory recovery method. ComEd’s actual incurred removal costs are applied against the related regulatory liability. PECO’s removal costs are capitalized to accumulated depreciation when incurred and recorded to depreciation expense over the life of the new asset constructed consistent with PECO’s regulatory recovery method.

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

Nuclear Outage Costs (Exelon and Generation)

Costs associated with nuclear outages, including planned major maintenance activities, are expensed to operating and maintenance expense or capitalized to property, plant and equipment in the period incurred.

New Site Development Costs (Exelon and Generation)

New site development costs represent the costs incurred in the assessment, design and construction of new power generating and transmission facilities. Such costs are capitalized when management considers project completion to be likely, primarily based on management’s determination that the project is economically and operationally feasible, management and/or the Board of Directors have approved the project and have committed to a plan to develop it, and Exelon and Generation have received the required regulatory approvals or management believes the receipt of required regulatory approvals is probable. Upon commencement of construction, these costs will be charged to construction work in progress. Capitalized development costs are charged to operating and maintenance expense when project completion is no longer probable. At December 31, 2010, Exelon and Generation’s capitalized development costs totaled approximately $20 million, which are included in Property, Plant and Equipment on Exelon and Generation’s Consolidated Balance Sheets. These costs primarily include land rights and other third-party costs directly associated with the development of certain Exelon Wind projects. At December 31, 2009, there were no significant costs capitalized related to new site development. Approximately $6 million, $23 million and $26 million of costs were expensed by Exelon and Generation for the years ended December 31, 2010, 2009 and 2008, respectively, primarily related to the possible construction of a new nuclear plant in Texas.

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

Net unamortized software costs	Exelon	Generation	ComEd	PECO
December 31, 2010	$312	$92	$143	$64
December 31, 2009	279	67	123	55

Amortization of capitalized software costs	Exelon	Generation	ComEd	PECO
2010	$104	$33	$41	$19
2009	105	24	29	15
2008	91	21	29	13

Depreciation and Amortization (Exelon, Generation, ComEd and PECO)

Except for the amortization of nuclear fuel, depreciation is generally recorded over the estimated service lives of property, plant and equipment on a straight-line basis using the composite method. ComEd’s depreciation includes a provision for estimated removal costs as authorized by the ICC. The estimated service lives for ComEd and PECO are primarily based on the average service lives from the most recent depreciation study for each respective company. The estimated service lives of the nuclear-fuel generating facilities are based on the remaining useful lives of the stations, which assume a 20-year license renewal extension of the operating licenses (to the extent that such renewal has not yet been granted) for all of Generation’s operating nuclear generating stations except for Oyster Creek. See Note 18—Commitments and Contingencies for information regarding Oyster Creek. The estimated service lives of the hydroelectric generating facilities are based on the remaining useful lives of the stations, which assume a license renewal extension of the operating licenses. The estimated service lives of the fossil fuel and other renewable generating facilities are based on the remaining useful lives of the stations, which Generation periodically evaluates based on feasibility assessments taking into account economic and capital requirement considerations. See Note 5—Property, Plant and Equipment for further information regarding depreciation.

Amortization of regulatory assets is recorded over the recovery period specified in the related legislation or regulatory agreement. See Notes 2—Regulatory Matters and 19—Supplemental Financial Information for additional information regarding Generation’s nuclear fuel, Generation’s ARC and the amortization of ComEd’s and PECO’s regulatory assets.

Asset Retirement Obligations (Exelon, Generation, ComEd and PECO)

The authoritative guidance for accounting for AROs requires the recognition of a liability for a legal obligation to perform an asset retirement activity even though the timing and/or method of settlement may be conditional on a future event. Decommissioning cost studies are updated, on a rotational basis, for each of Generation’s nuclear units at least every five years. Generation generally updates its ARO annually based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios. The liabilities associated with Exelon’s non-nuclear AROs are adjusted on an ongoing rotational basis, at least once every five years, due to the passage of new laws and regulations and revisions to either the timing or amount of estimates of undiscounted cash flows and estimates of cost escalation factors. AROs are accreted each year to reflect the time value of money for these present value obligations through a charge to operating and

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

maintenance expense in the Consolidated Statements of Operations or, in the case of the majority of ComEd’s and PECO’s accretion, through an increase to regulatory assets. See Note 12—Asset Retirement Obligations for additional information.

Capitalized Interest and AFUDC (Exelon, Generation, ComEd and PECO)

Exelon and Generation capitalize during construction the costs of debt funds used to finance non-regulated construction projects.

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

The following table summarizes total cost incurred, capitalized interest and credits of AFUDC by year:

		Exelon	Generation	ComEd	PECO
2010	Total incurred interest (a)	$861	$191	$388	$197
	Capitalized interest	38	38	—	—
	Credits to AFUDC debt and equity	16	—	5	11

2009	Total incurred interest (a)	$786	$162	$322	$189
	Capitalized interest	50	49	—	—
	Credits to AFUDC debt and equity	14	—	8	6

2008	Total incurred interest (a)	$867	$170	$344	$229
	Capitalized interest	34	33	—	—
	Credits to AFUDC debt and equity	2	—	(1)	3

(a)	Includes interest expense to affiliates.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Goodwill. Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. See Note 7—Intangible Assets for additional information regarding Exelon’s and ComEd’s goodwill.

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

Revenues and expenses on contracts that qualify, and are designated, as normal purchases and normal sales are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value, but on an accrual basis of accounting. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time and price is not tied to an unrelated underlying derivative. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the exceptions, the fair value of the related contract would be recorded on the balance sheet and immediately recognized through earnings at Generation or offset by a regulatory asset or liability at ComEd and PECO. See Note 9—Derivative Financial Instruments for additional information.

Retirement Benefits (Exelon, Generation, ComEd and PECO)

Generation, ComEd and PECO participate in Exelon’s defined benefit pension plans and other postretirement plans. AmerGen sponsored a separate defined benefit pension plan and postretirement plan for its employees until the merger of AmerGen into Generation on January 8, 2009. Exelon became the sponsor of those plans at that date.

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

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance amending the accounting for the transfers of financial assets. Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Furthermore, this guidance required enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance was effective for the Registrants beginning January 1, 2010 and was required to be applied prospectively. See Note 10—Debt and Credit Agreements for discussion regarding the application of this guidance as it relates to PECO’s accounts receivable agreement.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance became effective for the Registrants on January 1, 2010. See further discussion of the Registrants’ VIEs and the impact of adopting this new guidance above.

Fair Value Measurements Disclosures

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. As this guidance provided only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions.

Credit Quality of Financing Receivables and Allowance for Credit Losses Disclosures

In July 2010, the FASB issued authoritative guidance requiring entities to disclose additional information about their allowance for uncollectible accounts and the credit quality of their financing receivables, which include loans defined as a contractual right to receive money, on demand or on fixed or determinable dates, with terms exceeding one year. The additional disclosure requirements include the nature of the credit risk inherent in their financing receivables balance, how the risk is analyzed and assessed in determining the allowance for uncollectible accounts, and the changes and reasons for changes in the allowance for uncollectible accounts. This guidance is applicable to PECO’s long-term installment plan receivables and was effective for the Registrants on December 31, 2010. As this guidance provides only additional disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial position. See the discussion of the Registrants’ allowance for uncollectible accounts policy above and Note 4—Accounts Receivable for further information.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance was effective for the Registrants beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Registrants have concluded that this guidance will not have a material impact on their results of operations, cash flows or financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued authoritative guidance amending the existing guidance for the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, rolled forward through the current period. Additionally, the guidance expands required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This guidance is effective for the Registrants beginning on January 1, 2011 and is required to be applied prospectively to business combinations that are considered material on an individual or aggregated basis. As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Registrants’ results of operations, cash flows or financial position.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

2. Regulatory Matters (Exelon, Generation, ComEd and PECO)

The following matters below discuss, in all material respects, the current status of regulatory and legislative proceedings of the Registrants.

Illinois Regulatory Matters

Appeal of 2007 Illinois Electric Distribution Rate Case (Exelon and ComEd). The ICC issued an order in ComEd’s 2007 electric distribution rate case (2007 Rate Case) approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. In the order, the ICC authorized a return on ComEd’s distribution rate base using a weighted average debt and equity return of 8.36%, an increase over the 8.01% return authorized in the previous rate case. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On November 18, 2010, the Court denied ComEd’s petition for rehearing in connection with the September 30, 2010 ruling. On January 25, 2011, ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court.

The Court held the ICC abused its discretion in not reducing ComEd’s rate base to account for an additional 18 months of accumulated depreciation while including post–test year pro forma plant additions through that period (the same position ComEd has taken in its 2010 electric distribution rate case (2010 Rate Case) discussed below). The Court’s ruling, absent reversal following further proceedings, may trigger a refund obligation. The ICC will ultimately be required to set a just and reasonable rate which will determine the amount of any refund. The impact on ComEd’s rates and any associated refund obligation should be prospective from no earlier than the date of the Court’s ruling on September 30, 2010. ComEd will continue to bill rates as established under the ICC’s order in the 2007 Rate Case, but will recognize for accounting purposes its estimate of any refund obligation, subject to true–up when the ICC establishes a new rate. An interest charge may accrue on any refund amount. ComEd recorded an estimated refund obligation of $17 million as of December 31, 2010.

The Court also reversed the ICC’s approval of ComEd’s Rider SMP, a program which included the installation of 131,000 smart meters in the Chicago area. The Court held that the ICC’s approval of Rider SMP constituted illegal single–issue ratemaking. The Court’s decision prescribes a new, more stringent standard for cost–recovery riders not specifically authorized by statute. Such riders would be allowed only if: (1) the pass–through cost is imposed by an “external circumstance” and is unexpected, volatile, or fluctuating; and (2) recovery via rider does not change other expenses or increase utility income. As a result of the Court’s ruling on Rider SMP, ComEd reclassified $6 million of regulatory assets to property, plant and equipment for costs to retire early meters replaced with smart meters during ComEd’s AMI/Customer Applications pilot. This is consistent with the composite method of depreciation and recovery of capitalized expenditures. ComEd also recorded a $4 million (pre–tax) write–off of regulatory assets associated with operating and maintenance costs that were originally allowable under Rider SMP, as the costs can no longer be recovered from customers. ComEd does not believe any of its other riders are affected by the Court’s ruling.

Subsequent to the Court’s ruling, ComEd filed a request with the ICC to allow it to request recovery, through inclusion in the 2010 Rate Case, of $3 million in operation and maintenance costs, as well as carrying costs associated with capital investment in the ICC-approved AMI/Customer Applications pilot program. The Rider SMP pilot program capital investment had already been

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

requested in rate base in the 2010 Rate Case. On December 2, 2010, the ICC approved ComEd’s request. The investment and the pilot program costs are subject to challenge in the 2010 Rate Case proceeding.

2010 Illinois Electric Distribution Rate Case (Exelon and ComEd). On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its annual delivery services revenue requirement. On January 3, 2011, ComEd filed surrebuttal testimony which adjusted ComEd’s requested annual revenue requirement increase to $326 million to account for recent changes in tax law, corrections, acceptance of limited adjustments proposed by certain parties and the amounts expected to be recovered in the AMI pilot program tariff discussed above. The request to increase the annual revenue requirement is to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since its last rate filing in 2007. The requested increase also reflects increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The requested rate of return on common equity is 11.5%. The requested increase in electric distribution rates would increase the average residential customer’s monthly electric bill by approximately 5%. In addition, ComEd is requesting future recovery of certain amounts that were previously recorded as expense. If that request is approved, ComEd would reverse the previously expensed costs and establish regulatory assets with amortization over the period during which rate recovery is allowed. As a result, ComEd would recognize a one-time benefit of up to $39 million (pre-tax) to reverse the prior charges. The requested increase also includes $22 million for increased uncollectible accounts expense. If the rate request is approved, the threshold for determining over/under recoveries under ComEd’s uncollectible accounts tariff would be increased by $22 million.

The Court’s September 30, 2010 ruling in connection with ComEd’s 2007 Rate Case makes it highly unlikely that the ICC would decide the post-test year accumulated depreciation issue in ComEd’s favor in the 2010 Rate Case. ComEd estimates that its requested revenue requirement increase of $326 million could be reduced by approximately $85 million as a result of this adjustment. Certain parties have submitted testimony recommending significant reductions to ComEd’s requested increase as well as the write-off of certain assets, most notably the regulatory asset associated with severance costs, which was approximately $74 million as of December 31, 2010. Management believes the regulatory asset is appropriate based on the ICC’s orders in ComEd’s last two rate cases. The new electric distribution rates are expected to take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve.

Illinois Legislation Authorizing Recovery of Uncollectible Accounts (Exelon and ComEd). In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with the legislation, with minor modifications. As a result of that ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense in the first quarter of 2010 for the cumulative under–collections in 2008 and 2009. Recovery of the regulatory asset associated with 2008 and 2009 activities is over an approximate 14–month time frame, which began in April 2010. The recovery or refund of the difference in the uncollectible accounts expense applicable to each year after 2009 is over a 12–month time frame beginning in June of the following year. In addition, ComEd recorded a one–time charge of $10 million to operating and maintenance expense in the first quarter of 2010 for a contribution to the Supplemental Low–Income Energy Assistance Fund as required by the legislation. The fund is used to assist low–income residential customers.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Illinois Procurement Proceedings (Exelon, Generation and ComEd). ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Beginning on January 1, 2007, ComEd procured all energy to meet its load service requirements through ICC-approved staggered SFCs with various suppliers, including Generation. Since June 2009, under the Illinois Settlement Legislation, the IPA designs, and the ICC approves an electricity supply portfolio for ComEd and the IPA administers a competitive process under which ComEd procures its electricity supply from various suppliers, including Generation. In order to fulfill a requirement of the Illinois Settlement Legislation, ComEd hedged the price of a significant portion of energy purchased in the spot market with a five-year variable-to-fixed financial swap contract with Generation that expires on May 31, 2013.

On December 28, 2009, the ICC approved the IPA’s procurement plan covering the period June 2010 through May 2015. As of December 31, 2010, ComEd had completed the ICC-approved procurement process for a portion of its energy requirements through May 2012. The remainder of ComEd’s expected energy requirements through May 2012 will be met through additional Block Contracts resulting from future RFP processes or purchased through the spot market and hedged by the financial swap contract with Generation.

The Illinois Settlement Legislation requires ComEd to purchase an increasing percentage of its electricity requirements from renewable energy resources. As of December 31, 2010, the ICC had approved the results of ComEd’s 2010 RFPs to procure RECs for the period from June 2010 through May 2011 and to procure long-term RECs for a 20 year period starting in June 2012. On December 17, 2010, ComEd entered into 20-year contracts with several unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. The long term renewables purchased will count towards satisfying ComEd’s obligation under the state’s RPS and all associated costs will be recoverable from customers.

On December 2, 2010, the ICC approved ComEd’s reconciliation of the actual costs of power purchased in the January 2007 through May 2008 period with the costs for power that flowed through ComEd’s tariffs and were collected from customers. The ICC has initiated a similar proceeding to reconcile the actual costs of power purchased in the June 2008 through May 2009 period. Because the Illinois Settlement Legislation has already deemed such costs to be prudently incurred, the reconciliation proceeding is not expected to have a significant impact on ComEd.

See Notes 9—Derivative Financial Instruments for additional information regarding ComEd’s financial swap contract with Generation and long-term renewable energy contracts.

Illinois Settlement Legislation (Exelon, Generation and ComEd). The Illinois Settlement Legislation was signed into law in August 2007 following a settlement resulting from extensive discussions with legislative leaders in Illinois, ComEd, Generation and other utilities and generators in Illinois to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Various Illinois electric utilities, their affiliates and generators of electricity in Illinois agreed to contribute approximately $1 billion over a period of four years that ended in 2010 to programs to provide rate relief to Illinois electricity customers and funding for the IPA. ComEd committed to issue $64 million in rate relief credits to customers or to fund various programs to assist customers. Generation committed to contribute an aggregate of $747 million, consisting of $435 million to pay ComEd for rate relief programs for ComEd customers, $307.5 million for rate relief programs for customers of other Illinois utilities and $4.5 million for partially funding operations of the IPA. The contributions were recognized in the financial statements of Generation and ComEd as rate relief credits were applied to customer bills by ComEd and other Illinois utilities or as

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

operating expenses associated with the programs were incurred. As of December 31, 2010, Generation and ComEd had fulfilled their commitments under the Illinois Settlement Legislation.

During the years ended December 31, 2010, 2009 and 2008, Generation and ComEd recognized net costs from their contributions pursuant to the Illinois Settlement Legislation in their Consolidated Statements of Operations as follows:

Year Ended December 31, 2010	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers (a)	$14	$1	$15
Credits to other Illinois utilities’ customers (a)	7	n/a	n/a

Total incurred costs	$21	$1	$15

Year Ended December 31, 2009	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers (a)	$45	$8	$53
Credits to other Illinois utilities’ customers(a)	53	n/a	n/a
Other rate relief programs (b)	—	1	n/a

Total incurred costs	$98	$9	$53

Year Ended December 31, 2008	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers (a)	$131	$6	$137
Credits to other Illinois utilities’ customers (a)	90	n/a	n/a
Other rate relief programs (b)	—	7	n/a

Total incurred costs	$221	$13	$137

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

Energy Efficiency and Renewable Energy Resources (Exelon and ComEd). As a result of the Illinois Settlement Legislation, electric utilities in Illinois are required to include cost-effective energy efficiency resources in their plans to meet an incremental annual program energy savings requirement of 0.2% of energy delivered to retail customers for the year ended June 1, 2009, which increases annually to 2% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, during the ten year period that began June 1, 2008, electric utilities must implement cost-effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. In February 2008, the ICC issued an order approving substantially all of ComEd’s first three-year Energy Efficiency and Demand Response Plan, including cost recovery. This plan began in June 2008 and goes through May 2011. In December 2010, the ICC approved ComEd’s second three-year Efficiency and Demand Response Plan covering the period June 2011 through May 2014. The plans are designed to meet the Illinois Settlement Legislation’s energy efficiency and demand response goals through May 2014, including reductions in delivered energy to all retail customers and in the peak demand of eligible retail customers.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Since June 1, 2008, utilities have been required to procure cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers. ComEd is also required to acquire amounts of renewable energy resources that will cumulatively increase this percentage to at least 10% by June 1, 2015, with an ultimate target of at least 25% by June 1, 2025, subject to customer rate cap limitations. All goals are subject to rate impact criteria set forth in the Illinois Settlement Legislation. As of December 31, 2010, ComEd had purchased sufficient renewable energy resources or equivalents, such as RECs, to comply with the Illinois Settlement Legislation. ComEd currently retires all RECs immediately upon purchase. ComEd is permitted to recover procurement costs of RECs from retail customers without mark-up through rates. See Note 18—Commitments and Contingencies for information regarding ComEd’s future commitments for the procurement of RECs.

Pennsylvania Regulatory Matters

2010 Pennsylvania Electric and Natural Gas Distribution Rate Cases (Exelon and PECO). On March 31, 2010, PECO filed separate petitions before the PAPUC for increases of $316 million and $44 million to its annual service revenue requirement for electric and natural gas distribution, respectively, to fund critical infrastructure improvement projects to meet customer demand and ensure the safe and reliable delivery of electricity and natural gas. Costs related to customer assistance discount programs are also included in the annual service revenue requirement. These costs were previously transferred to Generation under the PPA, which expired on December 31, 2010. On December 16, 2010, the PAPUC approved the settlement of PECO’s electric and natural gas distribution rate cases for increases in annual service revenue of $225 million and $20 million, respectively. The settlements do not impact recoverability of PECO’s regulatory assets currently recorded and the electric settlement provides for recovery of PJM transmission service costs, on a full and current basis through a rider. The settlements include a stipulation regarding how expected tax benefits related to anticipated IRS guidance on repairs allowance deduction methodology are to be handled from a rate-making perspective. The settlements require the expected cash benefit from the application of the new methodology to prior tax years be refunded to customers over a seven-year period. The prospective tax benefit claimed as a result of the new methodology is to be reflected in tax expense in the year in which it is claimed on the tax return and will be reflected in the determination of revenue requirements in the next electric and natural gas distribution base rate cases. The approved electric and natural gas distribution rates became effective on January 1, 2011.

The 2010 electric distribution rate case settlement did not specify the rate of return upon which the settlement rates are based, but rather provided for an increase in annual revenue. PECO’s most recently approved weighted average debt and equity return on electric rate base, which included electric transmission, distribution and generation, was 11.23% (approved in 1990). PECO has not filed a transmission rate case since rates have been unbundled. PECO’s purchased gas cost rates are not subject to caps and do not earn a return. The 2008 and 2010 natural gas distribution rate case settlements did not specify the rate of return upon which the settlement rates are based, but rather provided for an increase in annual revenue.

2008 Pennsylvania Natural Gas Distribution Rate Case (Exelon and PECO). In October 2008, the PAPUC approved the settlement related to PECO’s natural gas distribution rate case, which was filed in March 2008 providing an increase of $77 million to its annual natural gas distribution revenue. As part of the settlement, PECO agreed to enhance its low-income programs as well as provide funding for new energy-efficiency programs to help customers manage their energy usage and gas bills. The approved natural gas distribution rates became effective on January 1, 2009.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Nuclear Decommissioning Funding (Exelon, Generation and PECO). In 2009, the PAPUC entered an order instituting an investigation into whether PECO’s nuclear decommissioning cost adjustment clause (NDCAC), which is a rider that allows PECO to collect funds from customers for future decommissioning costs of seven former PECO nuclear units now owned by Generation, should continue after December 31, 2010. During the course of the investigation, PECO and the interested parties reached an agreement, as set forth in a Stipulation and Joint Memorandum filed on February 24, 2010 (Settlement) that PECO is entitled to recovery from customers through the NDCAC beyond December 31, 2010 for the funding of future decommissioning costs. The Settlement also contained a provision in which it was agreed that PECO would not claim recovery under the NDCAC for any projected incremental physical decommissioning costs with respect to any former PECO nuclear unit as a result of an extension of that unit’s NRC operating license. On July 15, 2010, the PAPUC approved the Settlement. See Note 12—Asset Retirement Obligations for additional information.

Pennsylvania Procurement Proceedings (Exelon and PECO). In 2009, the PAPUC approved PECO’s DSP Program, under which PECO will provide default electric service following the expiration of electric generation rate caps on December 31, 2010. The DSP Program, which has a 29-month term beginning January 1, 2011 and ending May 31, 2013, complies with electric supply procurement guidelines set forth in Act 129. Under the DSP Program, PECO is permitted to recover its electric procurement costs from retail default service customers without mark-up through the GSA. The GSA provides for the recovery of energy, capacity, ancillary costs and administrative costs and is subject to adjustments at least quarterly for any over or under collections. The filing and implementation costs of the DSP program have been recorded as a regulatory asset and are recoverable through the GSA over its 29-month term. During 2010, PECO entered into contracts with PAPUC-approved bidders for its third and fourth competitive procurements of electric supply for default electric service commencing January 2011, which included fixed price full requirement contracts for all procurement classes, spot market price full requirements contracts for the commercial and industrial procurement classes, and block energy contracts for the residential procurement class. Under the full requirements contracts, default service suppliers must provide electric supply, capacity, transmission other than Network Integration Transmission Service, ancillary services, transmission and distribution losses, congestion management costs and AECs for compliance with the AEPS Act. As of December 31, 2010, including the previous competitive procurements completed in 2009 and 2010, the 2011 expected energy requirements for all customer classes have been substantially procured. PECO will conduct five additional competitive procurements over the remainder of the term of the DSP Program.

The hourly spot market priced full requirement tranches for large commercial and industrial default service customers in the September 2010 procurement were not fully subscribed. PECO intends to serve the associated load through direct purchases from the PJM spot market and separately procured AEPS credits, for the period beginning January 1, 2011 through May 31, 2011. PECO will solicit bids for the unsubscribed hourly spot market price full requirements procurement tranches for its large commercial and industrial customer class in its next default service procurement occurring in May 2011.

As part of the 2009 settlement of the DSP Program, PECO filed a Revised Electric Purchase of Receivables (POR) program that requires PECO to purchase the customer accounts receivable of EGSs that participate in the electric customer choice program and have elected consolidated billing by PECO. The Revised Electric POR program was filed on November 20, 2009, and provided for full recovery of PECO’s system implementation costs for program administration through a temporary discount on purchased receivables. On June 16, 2010, the PAPUC approved PECO’s settlement of the

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

electric POR program. The approved settlement states that PECO can terminate electric service to customers beginning January 1, 2011, based on unpaid charges for EGS service, and uncollectible accounts expense will be recovered from customers through distribution rates. Receivables purchased under the POR program will be classified in other accounts receivable, net on Exelon and PECO’s Consolidated Balance Sheets and could significantly increase as a result of PECO’s transition to market-based rates.

Smart Meter and Smart Grid Investments (Exelon and PECO). In 2009, PECO filed a joint petition with the PAPUC for partial settlement of its $550 million Smart Meter Procurement and Installation Plan to install more than 1.6 million smart meters and deploy advanced communication networks over a 15-year period. On April 22, 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan that provides for recovery through a rider for program expenses on a full and current basis and the accelerated depreciation incurred on existing meters due to early deployment over the period January 1, 2011 through December 31, 2020. The rider that provides recovery of the costs of new meters placed in service includes a 10.5% equity return. PECO filed for PAPUC approval of an initial dynamic pricing and customer acceptance program in October 2010, and plans to file for approval of a universal meter deployment plan for its remaining customers in 2012.

On April 12, 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum grant allowable under the program, for its SGIG project—Smart Future Greater Philadelphia. As a result of the SGIG funding, PECO will deploy 600,000 smart meters within three years, accelerate universal deployment of more than 1.6 million smart meters from 15 years to 10 years and increase smart grid investments to approximately $100 million over the next three years. The $200 million SGIG funds will be reimbursed ratably based on projected spending of more than $400 million, which includes approximately $7 million related to demonstration projects by two sub-recipients. The SGIG is non-taxable based on IRS guidance. The DOE has a conditional ownership interest in Federally-funded project property and equipment, which is subordinate to PECO’s existing mortgage. In total, over the next 10 years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. During 2010, PECO entered into agreements for an AMI network, AMI systems, installation of the first 600,000 meters, and procurement of meters and fiber-cable. The $200 million SGIG from the DOE will be used to significantly reduce the impact of those investments on PECO ratepayers.

As of December 31, 2010, PECO has incurred project expenditures of $34 million that are reimbursable from the DOE, which have been recorded in other accounts receivable, net on PECO’s Consolidated Balance Sheets.

Energy Efficiency Programs (Exelon and PECO). Pursuant to Act 129’s EE&C reduction targets, PECO filed its EE&C plan with the PAPUC and received partial approval in 2009. In February 2010, the PAPUC approved PECO’s revisions to the EE&C plan. The approved plan set forth how PECO will reduce electric consumption by at least 1% in its service territory by May 31, 2011 from expected consumption for the period June 1, 2009 through May 31, 2010 and by 3% by May 31, 2013. In accordance with Act 129, PECO also plans to reduce peak demand by a minimum of 4.5% of PECO’s annual system peak demand in the 100 hours of highest demand by May 31, 2013, measured against its peak demand during the period of June 1, 2007 through May 31, 2008. If PECO fails to achieve the required reductions in consumption within the stated deadlines, PECO will be subject to civil penalties of up to $20 million, which would not be recoverable from ratepayers. As of December 31, 2010, PECO has met the 1% consumption reduction target for 2011.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The approved four-year plan, which began on June 1, 2009, totals more than $330 million and includes a CFL program, weatherization programs, an energy efficiency appliance rebate and trade-in program, rebates and energy efficiency programs for non-profit, educational, governmental and business customers, customer incentives for energy management programs and incentives to help customers reduce energy demand during peak periods. In September 2010, PECO filed revisions to the EE&C Plan previously approved in February 2010 that included adjustments to certain incentive levels and the addition of energy efficiency measures to the existing portfolio. These revisions do not impact the total spending under the approved EE&C plan or timely cost recovery from ratepayers. On January 27, 2011, the PAPUC unanimously approved PECO’s EE&C Plan revisions.

Alternative Energy Portfolio Standards (Exelon and PECO). In November 2004, Pennsylvania adopted the AEPS Act. The AEPS Act mandated that beginning in 2011, following the expiration of PECO’s rate cap transition period, certain percentages of electric energy sold to Pennsylvania retail electric customers shall be generated from certain alternative energy resources as measured in AECs. The requirement for electric energy that must come from Tier I alternative energy resources (including solar, wind power, low-impact hydropower, geothermal energy, biologically derived methane gas, fuel cells, biomass energy, coal mine methane and black liquor generated within Pennsylvania) ranges from approximately 3.5% to 8.0% and the requirement for Tier II alternative energy resources (including waste coal, demand-side management, large-scale hydropower, municipal solid waste, generation of electricity utilizing by-products of the pulping process and wood, distributed generation systems and integrated combined coal gasification technology) ranges from 6.2% to 10.0%. The required compliance percentages incrementally increase each PJM year until May 31, 2021. These Tier I and Tier II alternative energy resources include acceptable energy sources as set forth in Act 129 in addition to those outlined in the AEPS Act.

In 2007 and 2009, the PAPUC approved PECO’s plan under which PECO entered into five-year and ten-year agreements with accepted bidders, including Generation, totaling 452,000 non-solar and 8,000 solar Tier I AECs annually. The AECs procured prior to the 2011 compliance year were banked and are anticipated to be used to meet AEPS obligations through May 2013. All administrative costs incurred in connection with AEC procurement prior to 2011 have been deferred as a regulatory asset with a return on the unamortized balance and will be recovered from customers in 2011. Those costs, and PECO’s AEPS Act compliance costs incurred thereafter, will be recovered from customers on a full and current basis through a rider as contemplated by the AEPS Act. In November 2010, PECO filed a petition with the PAPUC for approval of procurement of Tier II AECs to satisfy PECO’s compliance requirements for the AEPS reporting years ending 2011 and 2012.

Federal Regulatory Matters

Transmission Rate Case (Exelon and ComEd). ComEd’s transmission rates are established based on a FERC–approved formula. ComEd’s formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 9.27%, a decrease from the 9.43% return previously authorized. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.5% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the formula transmission rate is currently capped at 56%. This equity cap will be reduced to 55% in June 2011.

ComEd’s most recent annual formula rate update filed in May 2010 reflects actual 2009 expenses and investments plus forecasted 2010 capital additions. The update resulted in a revenue requirement of $430 million offset by a $14 million reduction related to the true–up of 2009 actual costs for a net

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

revenue requirement of $416 million. This compares to the May 2009 updated net revenue requirement of $440 million. The decrease in the revenue requirement was primarily driven by ComEd’s 2009 cost savings measures. The 2010 net revenue requirement became effective June 1, 2010 and is recovered over the period extending through May 31, 2011. The regulatory liability associated with the true–up is being amortized as the associated amounts are refunded.

PJM Transmission Rate Design (Exelon, ComEd and PECO). PJM Transmission Rate Design specifies the rates for transmission service charged to customers within PJM. Currently, ComEd and PECO incur costs based on the existing rate design, which charges customers based on the cost of the existing transmission facilities within their load zone and the cost of new transmission facilities based on those who benefit. In April 2007, FERC issued an order concluding that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. In the same order, FERC held that the costs of new facilities 500 kV and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the customers of the new facilities who caused the need for those facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that allocating across PJM the costs of new facilities 500 kV and above will increase charges to ComEd and reduce charges to PECO, as compared to the allocation methodology in effect before the FERC order. After FERC ultimately denied all requests for rehearing on all issues, several parties filed petitions in the U.S. Court of Appeals for the Seventh Circuit for review of the decision. On August 6, 2009, the court issued its decision affirming FERC’s order with regard to the costs of existing facilities but reversing and remanding to FERC for further consideration its decision with regard to the costs of new facilities 500 kV and above. On January 21, 2010, FERC issued an order establishing paper hearing procedures to supplement the record. In May and June 2010, certain parties, including Exelon, submitted testimony to supplement the record. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO anticipates that all impacts of any rate design changes should be recoverable through the transmission service charge rider approved in PECO’s 2010 electric distribution rate case settlement and, thus, the rate design changes are not expected to have a material impact on PECO’s results of operations, cash flows or financial position. To the extent any rate design changes are retroactive to periods prior to January 1, 2011 there may be an impact on PECO’s results of operation.

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

As required by FERC’s regulations, as promulgated in the Order No. 697 series, Generation, ComEd and PECO have filed market power analyses using the prescribed market share screens to demonstrate that Generation, ComEd and PECO qualify for market-based rates in the regions where they are selling energy and capacity under market-based rate tariffs. FERC accepted the 2008 filings on January 15, 2009 and September 2, 2009 and accepted the 2009 filing on October 26, 2009, affirming Exelon’s affiliates continued right to make sales at market-based rates. These analyses must examine historic test period data and must be updated every three years on a prescribed schedule.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The most recent updated analysis for the PJM and Northeast Regions was filed in late 2010, based on 2009 historic test period data. In that updated analysis, Generation informed FERC that its market share data in PJM would change beginning in 2011, when Generation’s contract for PECO’s full requirements for capacity and energy expired. That change, as well as any new sales contracts or other intervening changes in Generation’s market share, will be reflected in the next updated market share screen analysis due to be filed at the end of 2013. In the meantime, under FERC’s rules and precedent, any market power concerns would be obviated by FERC-approved RTO market monitoring and mitigation program in PJM.

Reliability Pricing Model (Exelon and Generation). On December 22, 2006, FERC approved a contested settlement establishing a competitive auction mechanism for forward sales of capacity to serve PJM’s capacity requirements. The settlement provided for an auction 36 months in advance of each delivery year beginning with the delivery year ending May 31, 2012 and an expedited phase-in process for four transitional auctions covering delivery years ending on May 31 in 2008 through 2011. All but one appeal of FERC’s order approving RPM were withdrawn on February 27, 2009 and the remaining appeal was denied by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) on March 17, 2009.

PJM’s transitional RPM auctions took place 36 months ahead of the scheduled delivery year. The most recent auction for the delivery year ending May 31, 2014 occurred in May 2010. Thus far, the RPM capacity auctions have secured capacity for the PJM market through 2014. While auction results produced varying prices, as anticipated, the RPM has been beneficial for owners of generation facilities, particularly for such facilities located in constrained zones, as compared to the prior capacity-payment construct.

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates and trade associations (referred to collectively as the RPM Buyers) filed a complaint at FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. Most of the parties comprising the RPM Buyers group were parties to the settlement approved by FERC that established the RPM. In the complaint, the RPM Buyers requested that the total projected payments to RPM sellers for the three auctions at issue be materially reduced. The FERC’s dismissal of the complaint was appealed to the D.C. Circuit. On February 8, 2011, the D.C. Circuit denied the petition for review. While the RPM Buyers may file for rehearing of this decision and/or appeal it to the U.S. Supreme Court, the likelihood of reversal is minimal. Therefore, Exelon and Generation believe that it is remote that the ultimate outcome of this matter will have a material adverse impact on their respective results of operations, cash flows or financial position.

License Renewals (Exelon and Generation). On April 8, 2009, the NRC issued a renewed operating license for Oyster Creek that expires in April 2029. On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. See Note 18—Commitments and Contingencies for additional information.

On October 22, 2009, the NRC issued a renewed operating license for TMI Unit 1 that expires in April 2034.

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

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of December 31, 2010 and 2009.

December 31, 2010	Exelon	ComEd	PECO
Regulatory assets
Pension and other postretirement benefits	$2,763	$—	$13
Deferred income taxes	852	23	829
Smart meter program expenses	17	—	17
Debt costs	123	108	15
Severance	74	74	—
Asset retirement obligations	86	61	25
MGP remediation costs	149	110	39
RTO start-up costs	10	10	—
Under-recovered uncollectible accounts	14	14	—
Financial swap with Generation—noncurrent	—	525	—
DSP Program costs	7	—	7
Other	45	22	23

Noncurrent regulatory assets	4,140	947	968
Financial swap with Generation—current	—	450	—
Under-recovered energy and transmission costs current asset	6	6	—
DSP Program electric procurement contracts—current	4	—	9

Total regulatory assets	$4,150	$1,403	$977

Regulatory liabilities
Nuclear decommissioning	$2,267	$1,892	$375
Removal costs	1,211	1,211	—
Refund of PURTA taxes	4	—	4
Energy efficiency and demand response programs	69	31	38
Other	4	3	1

Noncurrent regulatory liabilities	3,555	3,137	418
Over-recovered energy and transmission costs current liability	44	19	25

Total regulatory liabilities	$3,599	$3,156	$443

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

December 31, 2009	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charges	$883	$—	$883
Pension and other postretirement benefits	2,634	—	19
Deferred income taxes	842	20	822
Debt costs	144	125	19
Severance	95	95	—
Asset retirement obligations	65	49	16
MGP remediation costs	143	103	40
RTO start-up costs	12	12	—
Financial swap with Generation—noncurrent	—	669	—
DSP Program electric procurement contracts	2	—	4
DSP Program costs	5	—	5
Other	47	23	26

Noncurrent regulatory assets	4,872	1,096	1,834
Financial swap with Generation—current	—	302	—
Under-recovered energy and transmission costs current asset	56	56	—

Total regulatory assets	$4,928	$1,454	$1,834

Regulatory liabilities
Nuclear decommissioning	$2,229	$1,918	$311
Removal costs	1,212	1,212	—
Refund of PURTA taxes	4	—	4
Deferred taxes	30	—	—
Energy efficiency and demand response programs	15	15	—
Other	2	—	2

Noncurrent regulatory liabilities	3,492	3,145	317
Over-recovered energy and transmission costs current liability	33	11	22

Total regulatory liabilities	$3,525	$3,156	$339

Competitive transition charges. These charges represent PECO’s stranded costs that the PAPUC determined would be recoverable under the Competition Act through electric generation rates, which included a 10.75% return on the unamortized balance, over the transition period. These costs were related to generation assets that would no longer be recoverable through regulated rates due to the deregulation of the generation portion of the electric utility business in Pennsylvania. These charges were fully amortized as of December 31, 2010, which coincided with the end of the transition period.

Pension and other postretirement benefits. As of December 31, 2010, $2,750 million represents regulatory assets related to the recognition of ComEd’s and PECO’s respective shares of the underfunded status of Exelon’s defined benefit postretirement plans as a liability on Exelon’s balance sheet. The regulatory asset is amortized in proportion to the recognition of prior service costs (gains), transition obligations and actuarial losses attributable to ComEd’s pension plan and ComEd’s and PECO’s other postretirement benefit plans determined by the cost recognition provisions of the authoritative guidance for pensions and postretirement benefits. ComEd and PECO will recover these costs through base rates as allowed in their most recently approved regulated rate orders. See Note 13—Retirement Benefits for additional detail. In addition, $13 million is the result of PECO transitioning to the current authoritative guidance in 1993, which is recoverable in rates through 2012. ComEd and PECO are not earning a return on the recovery of these costs in base rates.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Deferred income taxes. These costs represent the difference between the method by which the regulator allows for the recovery of income taxes and how income taxes would be recorded under GAAP. Regulatory assets and liabilities associated with deferred income taxes, recorded in compliance with the authoritative guidance for accounting for certain types of regulation and income taxes, include the deferred tax effects associated principally with liberalized depreciation accounted for in accordance with the ratemaking policies of the ICC and PAPUC, as well as the revenue impacts thereon, and assume continued recovery of these costs in future transmission and distribution rates. See Note 11—Income Taxes for additional information. ComEd and PECO are not earning a return on the recovery of these costs.

Smart meter program expenses. These costs represent accelerated depreciation, filing and implementation costs relating to PECO’s PAPUC approved Smart Meter Procurement and Installation Plan. The approved plan allows for recovery of filing and implementation costs incurred through December 31, 2010 during 2011 and 2012. In addition, the approved plan provides for recovery of program costs beginning in January 2011 on full and current basis, which includes interest income or expense of 6% on the under or over recovery, and recovery of accelerated depreciation on PECO’s current meter reading assets over a 10 year period ending December 31, 2020. To the extent that PECO deploys smart meters sooner than required to replace existing meters and meter communication modules, it will incur accelerated depreciation on these existing meters and modules.

Debt costs. Consistent with rate recovery for ratemaking purposes, ComEd’s and PECO’s recoverable losses on reacquired long-term debt related to regulated operations are deferred and amortized to interest expense over the life of the new debt issued to finance the debt redemption or over the life of the original debt issuance if the debt is not refinanced. Interest-rate swap settlements are deferred and amortized over the period that the related debt is outstanding or the life of the original issuance retired. These debt costs are used in the determination of the weighted cost of capital applied to rate base in the rate-making process.

Severance. These costs represent previously incurred severance costs that ComEd was granted recovery of in the December 20, 2006 ICC rehearing rate order. The recovery period is through June 30, 2014. ComEd is not earning a return on these costs.

Asset retirement obligations. These costs represent future removal costs associated with ComEd’s and PECO’s existing asset retirement obligations. PECO will begin to earn a return on, and a recovery of, these costs once the removal activities have been performed. ComEd will recover these costs through future depreciation expense and will earn a return on these costs once the removal activities have been performed. See Note 12—Asset Retirement Obligations for additional information.

MGP remediation costs. Recovery of these items was granted to ComEd in the July 26, 2006 ICC rate order. For PECO, these costs are recoverable through rates as prescribed in the 2008 and 2010 approved natural gas distribution rate case settlements. The period of recovery for both ComEd and PECO will depend on the timing of the actual expenditures. ComEd and PECO are not earning a return on the recovery of these costs. See Note 18—Commitments and Contingencies for additional information.

RTO start-up costs. Recovery of these RTO start-up costs was approved by FERC. The recovery period is through March 31, 2015. ComEd is earning a return on these costs.

Under-recovered uncollectible accounts. As a result of the February 2010 ICC order approving recovery of ComEd’s uncollectible accounts, ComEd has the ability to adjust its rates annually to reflect

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the increases and decreases in annual uncollectible accounts expense starting with year 2008. ComEd recorded a regulatory asset for the cumulative under-collections in 2008 and 2009. Recovery of the initial regulatory asset will take place over an approximate 14-month time frame which began in April 2010. The recovery or refund of the difference in the uncollectible accounts expense applicable to the years starting with January 1, 2010, will take place over a 12–month time frame beginning in June of the following year. ComEd is not earning a return on these costs.

Financial swap with Generation. To fulfill a requirement of the Illinois Settlement Legislation, ComEd entered into a five-year financial swap contract with Generation that expires on May 31, 2013. Since the swap contract was deemed prudent by the Illinois Settlement Legislation, ensuring ComEd of full recovery in rates, the changes in fair value each period are recorded by ComEd as well as an offsetting regulatory asset or liability. ComEd does not earn (pay) a return on the regulatory asset (liability). The basis for the mark-to-market derivative asset or liability position is based on the difference between ComEd’s cost to purchase energy on the spot market and the contracted price. In Exelon’s consolidated financial statements, the fair value of the intercompany swap recorded by Generation and ComEd is eliminated.

Rate case costs. The ICC generally allows ComEd to receive recovery of rate case costs over three years. The ICC has issued orders allowing recovery of these costs on July 26, 2006 and September 10, 2008. The recovery period is through September 15, 2011. Pursuant to the approved settlement of the 2010 electric distribution rate case, PECO is allowed recovery of rate case costs over two years ending December 31, 2012. Pursuant to the approved settlements of the 2010 and 2008 natural gas distribution rate cases, PECO is allowed recovery of rate case costs over two years ending December 31, 2012 and 2010, respectively. ComEd and PECO do not earn a return on the recovery of these costs.

DSP Program electric procurement contracts. These amounts represent an offset to the mark-to-market liability position of PECO’s procurement contracts for electric supply following the expiration of its generation rate caps on December 31, 2010. Recovery of electric procurement costs through the GSA, adjusted quarterly, was granted to PECO in the PAPUC approval of their DSP Program and will begin in 2011. This regulatory asset will be unwound against the mark-to-market liability over the relevant contract period beginning January 1, 2011 therefore, no return is earned.

DSP Program costs. These amounts represent administrative costs incurred relating to filing, procurement, and information technology improvements associated with the procurement of electric supply following the expiration of PECO’s generation rate caps on December 31, 2010. Recovery of these costs was granted to PECO in the PAPUC approval of their DSP Program. The filing and implementation costs of the DSP Program are recoverable through the GSA over a 29-month period beginning January 1, 2011. The independent evaluator costs associated with conducting procurements is recoverable over a 12-month period beginning January 1, 2011. Costs relating to information technology improvements will be recovered over a 5-year period beginning January 1, 2011. PECO earns a 6% return on the recovery of information technology costs.

Under (over)-recovered energy and transmission costs current asset (liability). Starting in 2007, ComEd energy and transmission costs are recoverable (refundable) under ComEd’s ICC and/or FERC-approved rates. ComEd’s deferred energy and transmission costs are earning (paying) a rate of return. The PECO costs represent gas supply related costs recoverable (refundable) under PECO’s PAPUC-approved rates. PECO earns interest of 6% on the under-recovered energy costs and pays interest of 8% on over-recovered energy costs to customers.

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

Removal costs. These amounts represent funds ComEd has received from customers to cover the future removal of property, plant and equipment which reduces rate base for ratemaking purposes.

Refund of PURTA taxes. In October 2009, PECO prevailed in a Pennsylvania Commonwealth Court case in which PECO had contested the assessment of a PURTA supplemental tax applicable to 1997. As a result, PECO will receive approximately $4 million of previously remitted real estate taxes in 2011 and must pass this refund on to customers. PECO will begin amortizing this regulatory liability and refunding the amount to customers in January 2011. No interest or return will be paid to customers.

Energy efficiency and demand response programs. These amounts represent costs recoverable (refundable) under ComEd’s ICC approved Energy Efficiency and Demand Response Plan and PECO’s PAPUC approved EE&C Plan. ComEd began recovering these costs or refunding over-collections of these costs on June 1, 2008 through a rider. ComEd earns a return on the capital investment incurred under the program but does not earn (pay) a return on under (over) collections. PECO began recovering these costs through a rider on full and current basis on January 1, 2010. Recovery will continue over the life of the program, which expires on May 31, 2013. As of December 31, 2010, PECO’s revenues related to the EE&C exceeded program spend.

Operating and Maintenance for Regulatory Required Programs (Exelon, ComEd and PECO)

The following tables set forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a rider for ComEd and PECO for the years ended December 31, 2010, 2009 and 2008. An equal and offsetting amount has been reflected in operating revenues during the periods.

For the Year Ended December 31, 2010	Exelon	ComEd		PECO
Energy efficiency and demand response programs	$135	$85	(a)	$50	(b)
Advanced metering infrastructure pilot program	5	5		—
Purchased power administrative costs	4	4		—
Consumer education program	3	—		3	(c)

Total operating and maintenance for regulatory required programs	$147	$94		$53

For the Year Ended December 31, 2009	Exelon	ComEd		PECO
Energy efficiency and demand response programs	$59	$59	(a)	$—
Purchased power administrative costs	4	4		—

Total operating and maintenance for regulatory required programs	$63	$63		$—

For the Year Ended December 31, 2008	Exelon	ComEd		PECO
Energy efficiency and demand response programs	$25	$25	(a)	$—
Purchased power administrative costs	3	3		—

Total operating and maintenance for regulatory required programs	$28	$28		$—

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	As a result of the Illinois Settlement, utilities are required to provide energy efficiency and demand response programs.
(b)	Represents recovered costs under PECO’s energy efficiency and conservation/demand plan, which began in 2010, that was designed to meet Act 129’s energy efficiency and conservation/demand reduction targets.
(c)	In 2009, the PAPUC authorized PECO to collect a surcharge to recover expenditures associated with PECO’s approved consumer education plan related to the transition to competitive energy market prices.

3. Acquisition (Exelon and Generation)

On December 9, 2010, Generation completed the acquisition of all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power. Under the terms of the agreement, Generation acquired 735 MWs of installed, operating wind capacity located in eight states. The acquisition builds on the Exelon’s commitment to renewable energy as part of Exelon 2020, a business and environmental strategy to eliminate the equivalent of Exelon’s 2001 carbon footprint.

The fair value of assets acquired and liabilities assumed was determined based upon the use of significant estimates and assumptions that are judgmental in nature. Some of the more significant estimates and assumptions used include: projected future cash flows (including timing); discount rates reflecting the risk inherent in the future cash flows; and future market prices. There were also judgments made to determine the expected useful lives assigned to each class of assets acquired and the duration of the liabilities assumed. Generation did not record any goodwill related to the acquisition of Exelon Wind.

The following table summarizes the fair value of consideration transferred to acquire Exelon Wind and the value of identified assets and liabilities assumed as of the acquisition date:

Fair Value of Consideration Transferred

Cash (a)	$893
Contingent consideration	32

Total fair value of consideration recorded	$925

Recognized amounts of identifiable assets acquired and liabilities assumed

Property, plant and equipment	$700
Intangible assets (b)	224
Working capital	18
Asset retirement obligations	(13)
Noncontrolling interest	(3)
Other	(1)

Total net identifiable assets	$925

(a)	On September 30, 2010, Generation issued $900 million of senior notes, the proceeds of which were used to fund the acquisition. See Management’s Discussion and Analysis of Financial Condition and Result of Operations, Liquidity and Capital Resources for additional information regarding the debt issuance.
(b)	See Note 7—Intangible Assets for additional information.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The contingent consideration arrangement requires that Generation pay up to $40 million related to three individual projects with a capacity of 230 MWs, which are currently in advanced stages of development, upon meeting certain contractual commitments related to the commencement of construction of each project. The fair value of the contingent consideration arrangement of $32 million was determined based upon a weighted average probability of meeting certain contractual commitments related to the commencement of construction of each project, which is considered an unobservable (Level 3) input pursuant to applicable accounting guidance. As of December 31, 2010, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimate had not changed since the December 9, 2010 acquisition date. Generation anticipates paying a portion of the contingent consideration within the next 12 months, and accordingly, has recorded $16 million of contingent consideration in other current liabilities within Exelon and Generation’s Consolidated Balance Sheets. The remaining amount was recorded in other deferred credits and other liabilities within Exelon and Generation’s Consolidated Balance Sheets.

The fair value of the assets acquired includes customer receivables of $24 million, which represent all amounts due under the related contracts as of the acquisition date. Generation expects these receivables to be collected in the normal course of business. Generation did not acquire any other receivables as part of the Exelon Wind acquisition.

The $3 million noncontrolling interest represents the noncontrolling members’ proportionate share in the fair value of the assets acquired and liabilities assumed in the transaction.

Exelon Wind’s revenue and operating income contribution to Exelon and Generation for the period from December 10, 2010 to December 31, 2010 was not material. The unaudited pro forma results for Exelon and Generation as if the Exelon Wind acquisition occurred on January 1, 2009 were not materially different from Exelon and Generation’s financial results for years ended December 31, 2010 and December 31, 2009.

In 2010, Exelon and Generation incurred $11 million of acquisition-related costs associated with this transaction. These costs are included within operating and maintenance expense in Exelon and Generation’s Consolidated Statements of Comprehensive Income.

4. Accounts Receivable (Exelon, Generation, ComEd and PECO)

Accounts receivable at December 31, 2010 and 2009 included estimated unbilled revenues, representing an estimate for the unbilled amount of energy or services provided to customers, and is net of an allowance for uncollectible accounts as follows:

2010	Exelon	Generation	ComEd	PECO
Unbilled revenues	$1,060	$407	$304	$349
Allowance for uncollectible accounts	(228)	(32)	(80)	(116	)(a)

2009	Exelon	Generation	ComEd	PECO
Unbilled revenues	$1,035	$441	$289	$305
Allowance for uncollectible accounts	(225)	(31)	(77)	(117)

(a)	Includes an allowance for uncollectible accounts of $19 million related to PECO’s installment plan receivables described below.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO Installment Plan Receivables (Exelon and PECO). PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The receivables balance for installment plans with terms greater than one year was $22 million, net of an allowance for uncollectible accounts of $19 million as of December 31, 2010. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1—Significant Accounting Policies. The allowance for uncollectible accounts balance at December 31, 2010 of $19 million consists of $1 million, $5 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of December 31, 2010 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults under the payment agreement, the terms of which are defined by plan type, the entire balance under the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1—Significant Accounting Policies.

Accounts Receivable Agreement (Exelon and PECO). PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable which is accounted for as a secured borrowing. As of December 31, 2010, the financial institution’s undivided interest in Exelon and PECO’s gross accounts receivable was equivalent to $346 million, which is calculated under the terms of the agreement. See Note 10—Debt and Credit Agreements for additional information regarding the accounts receivable agreement.

5. Property, Plant and Equipment (Exelon, Generation, ComEd and PECO)

Exelon

The following table presents a summary of property, plant and equipment by asset category as of December 31, 2010 and 2009:

	Average Service Life (years)	2010	2009

Asset Category
Electric—transmission and distribution	5-75	$20,389	$19,441
Electric—generation (a)	1-55	11,914	9,666
Gas—transportation and distribution	5-66	1,732	1,679
Common—electric and gas	5-50	534	517
Nuclear fuel (b)	1-8	3,725	3,340
Construction work in progress	N/A	1,290	1,263
Other property, plant and equipment (c)	4-50	421	458

Total property, plant and equipment		40,005	36,364
Less: accumulated depreciation (d)		10,064	9,023

Property, plant and equipment, net		$29,941	$27,341

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Includes Exelon Wind assets. See Note 3 – Acquisition for additional information.
(b)	Includes nuclear fuel that is in the fabrication and installation phase of $651 million and $711 million at December 31, 2010 and 2009, respectively.
(c)	Includes Generation’s buildings under capital lease with a net carrying value of $26 million and $29 million at December 31, 2010 and 2009, respectively. The original cost basis of the buildings was $53 million and total accumulated amortization was $27 million and $24 million as of December 31, 2010 and 2009, respectively. Also includes unregulated property at ComEd and PECO.
(d)	Includes accumulated depreciation related to regulated property at ComEd and PECO of $4,955 million and $4,565 million as of December 31, 2010 and 2009, respectively. Includes accumulated amortization of nuclear fuel in the reactor core at Generation of $1,592 million and $1,383 million as of December 31, 2010 and 2009, respectively. On December 2, 2009, Generation announced its intention to permanently retire four of its fossil-fired generating units. Exelon recorded approximately $80 million and $32 million as of December 31, 2010 and 2009, respectively, of additional depreciation expense to reflect changes in useful lives for the plant assets that will be taken out of service prior to their previously estimated service period. See Note 14—Corporate Restructuring and Plant Retirements for additional information.

The following table presents the annual depreciation provisions as a percentage of average service life for each asset category.

Average Service Life Percentage by Asset Category	2010	2009	2008
Electric—transmission and distribution	2.53%	2.43%	2.42%
Electric—generation	2.86%	2.28%	2.02%
Gas	1.75%	1.75%	1.74%
Common—electric and gas	7.25%	6.41%	6.51%

Generation

The following table presents a summary of property, plant and equipment by asset category as of December 31, 2010 and 2009:

	Average Service Life (years)	2010	2009

Asset Category
Electric—generation (a)	1-55	$11,914	$9,666
Nuclear fuel (b)	1-8	3,725	3,340
Construction work in progress	N/A	849	964
Other property, plant and equipment (c)	4-10	54	53

Total property, plant and equipment		16,542	14,023
Less: accumulated depreciation (d)		4,880	4,214

Property, plant and equipment, net		$11,662	$9,809

(a)	Includes Exelon Wind assets. See Note 3—Acquisition for additional information.
(b)	Includes nuclear fuel that is in the fabrication and installation phase of $651 million and $711 million at December 31, 2010 and 2009, respectively.
(c)	Includes buildings under capital lease with a net carrying value of $26 million and $29 million at December 31, 2010 and 2009, respectively. The original cost basis of the buildings was $53 million and total accumulated amortization was $27 million and $24 million as of December 31, 2010 and 2009, respectively.
(d)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,592 million and $1,383 million as of December 31, 2010 and 2009, respectively. On December 2, 2009, Generation announced its intention to permanently retire four of its fossil-fired generating units. Generation recorded approximately $80 million and $32 million as of December 31, 2010 and 2009, respectively, of additional depreciation expense to reflect changes in useful lives for the plant assets that will be taken out of service prior to their previously estimated service period. See Note 14—Corporate Restructuring and Plant Retirements for additional information.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The annual depreciation provisions as a percentage of average service life for electric generation assets were 2.86%, 2.28% and 2.02% for the years ended December 31, 2010, 2009 and 2008, respectively.

License Renewals. Generation’s depreciation provisions are based on the estimated useful lives of its generating stations, which assume the renewal of the licenses for all nuclear generating stations except for Oyster Creek. See Note 18—Commitments and Contingencies for additional information regarding Oyster Creek. As a result, the receipt of license renewals has no impact on the Consolidated Statements of Operations. See Note 2—Regulatory Matters for additional information regarding license renewals.

Long-Lived Asset Impairments. Due to the continued decline in forward energy prices in the first quarter of 2009, Generation evaluated its Texas plants for recoverability as of March 31, 2009. As the estimated undiscounted future cash flows and fair value of the Handley and Mountain Creek stations were less than the stations’ carrying values, the stations were determined to be impaired at March 31, 2009. LaPorte station was determined not to be impaired. Accordingly, the Handley and Mountain Creek stations were written down to fair value, and an impairment charge of $223 million was recorded in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations in the first quarter of 2009. The fair value of the stations was determined using the income (discounted cash flow), market (available comparables) and cost (replacement cost) valuation approaches.

ComEd

The following table presents a summary of property, plant and equipment by asset category as of December 31, 2010 and 2009:

	Average Service Life (years)	2010	2009

Asset Category
Electric—transmission and distribution	5-75	$14,752	$14,031
Construction work in progress	N/A	207	178
Other property, plant and equipment (a)	50	47	45

Total property, plant and equipment		15,006	14,254
Less: accumulated depreciation (b)		2,428	2,129

Property, plant and equipment, net		$12,578	$12,125

(a)	Represents unregulated property.
(b)	Includes accumulated depreciation related to unregulated property of $2 million and $4 million as of December 31, 2010 and 2009, respectively.

The annual depreciation provisions as a percentage of average service life for electric transmission and distribution assets were 2.64%, 2.57% and 2.53% for the years ended December 31, 2010, 2009 and 2008, respectively.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO

The following table presents a summary of property, plant and equipment by asset category as of December 31, 2010 and 2009:

	Average Service Life (years)	2010	2009
Asset Category
Electric—transmission and distribution	5-65	$5,637	$5,410
Gas—transportation and distribution	5-66	1,732	1,679
Common—electric and gas	5-50	534	517
Construction work in progress	N/A	231	117
Other property, plant and equipment (a)	50	17	16

Total property, plant and equipment		8,151	7,739
Less: accumulated depreciation (b)		2,531	2,442

Property, plant and equipment, net		$5,620	$5,297

(a)	Represents unregulated property.
(b)	Includes accumulated depreciation related to unregulated property of $2 million and $2 million as of December 31, 2010 and 2009, respectively.

The following table presents the annual depreciation provisions as a percentage of average service life for each asset category.

Average Service Life Percentage by Asset Category	2010	2009	2008
Electric—transmission and distribution	2.17%	1.97%	2.03%
Gas	1.75%	1.75%	1.74%
Common—electric and gas	7.25%	6.41%	6.51%

See Note 1—Significant Accounting Polices for further information regarding property, plant and equipment policies and accounting for capitalized software costs for Exelon, Generation, ComEd and PECO. See Note 10—Debt and Credit Agreements for further information regarding Exelon’s, ComEd’s and PECO’s property, plant and equipment subject to mortgage liens.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

6. Jointly Owned Electric Utility Plant (Exelon, Generation and PECO)

Exelon’s, Generation’s and PECO’s undivided ownership interests in jointly owned electric plants and transmission facilities at December 31, 2010 and 2009 were as follows:

	Nuclear generation			Fossil fuel generation			Transmission		Other
	Quad Cities	Peach Bottom	Salem (a)	Keystone	Conemaugh	Wyman	PA (b)	DE/NJ (c)	Other (d)
Operator	Generation	Generation	PSEG Nuclear	Reliant	Reliant	FP&L	First Energy	PSEG
Ownership interest	75.00%	50.00%	42.59%	20.99%	20.72%	5.89%	Various	42.55%	44.24%
Exelon’s share at December 31, 2010:
Plant	$709	$566	$395	$360	$247	$3	$8	$60	$1
Accumulated depreciation	124	274	96	128	152	2	5	29	—
Construction work in progress	63	88	72	3	11	0	—	—	—
Exelon’s share at December 31, 2009:
Plant	$570	$520	$386	$357	$236	$3	$5	$60	$1
Accumulated depreciation	101	263	79	119	151	2	4	28	—
Construction work in progress	107	56	46	1	11	—	—	—	—

(a)	Generation also owns a proportionate share in the fossil fuel combustion turbine at Salem, which is fully depreciated. The gross book value was $3 million at December 31, 2010 and 2009.
(b)	PECO owns a 22% share in 127 miles of 500,000 voltage lines located in Pennsylvania; PECO also owns a 20.7% share of a 500kv substation immediately outside of the Conemaugh fossil generating station which supplies power to the 500,000 voltage lines noted above.
(c)	PECO owns a 42.55% share in 131 miles of 500,000 voltage lines located in Delaware and New Jersey.
(d)	Generation has a 44.24% ownership interest in Merrill Creek Reservoir located in New Jersey.

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

7. Intangible Assets (Exelon, Generation, ComEd and PECO)

Goodwill

Exelon’s and ComEd’s gross amount of goodwill, accumulated impairment losses and carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	2010			2009
	Gross Amount (a)	Accumulated Impairment Losses	Carrying Amount	Gross Amount (a)	Accumulated Impairment Losses	Carrying Amount
Balance, January 1	$4,608	$1,983	$2,625	$4,608	$1,983	$2,625
Impairment losses	—	—	—	—	—	—

Balance, December 31,	$4,608	$1,983	$2,625	$4,608	$1,983	$2,625

(a)	Reflects goodwill recorded in 2000 from the PECO/Unicom merger net of amortization, resolution of tax matters and other non-impairment-related changes as allowed under previous authoritative guidance.

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

Exelon assesses goodwill impairment at its ComEd reporting unit. Accordingly, any goodwill impairment charge at ComEd will affect Exelon’s consolidated results of operations. As a result of new authoritative guidance for fair value measurement effective January 1, 2009, Exelon and ComEd now estimate the fair value of the ComEd reporting unit using a weighted combination of a discounted cash flow analysis and a market multiples analysis instead of the expected cash flow approach used in 2008 and prior years. The discounted cash flow analysis relies on a single scenario reflecting “base case” or “best estimate” projected cash flows for ComEd’s business and includes an estimate of ComEd’s terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the entity’s residual cash flows. The discount rate is based on the generally accepted Capital Asset Pricing Model and represents the weighted average cost of capital of comparable companies. The market multiples analysis utilizes multiples of business enterprise value to earnings, before interest, taxes, depreciation and amortization (EBITDA) of comparable companies in estimating fair value. Significant assumptions used in estimating the fair value include discount and growth rates, utility sector market performance and transactions, operating and capital expenditure requirements and the fair value of debt. Management performs a reconciliation of the sum of the estimated fair value of all Exelon reporting units to Exelon’s enterprise value based on its trading price to corroborate the results of the discounted cash flow analysis and the market multiple analysis.

2010 Annual Goodwill Impairment Assessment. The 2010 annual goodwill impairment assessment was performed as of November 1, 2010. The first step of the annual impairment analysis, comparing the fair value of ComEd to its carrying value, including goodwill, indicated no impairment of goodwill, therefore the second step was not required. Although the fair value of the reporting unit currently exceeds its carrying value, adverse regulatory actions that could reduce ComEd’s allowed long-term rate of return on common equity or a fully successful IRS challenge to Exelon’s and ComEd’s like-kind exchange income tax position could potentially result in a future impairment loss of ComEd’s goodwill, which could be material. In addition, deterioration in market related factors used in the impairment review discussed above could also potentially cause a future impairment loss.

Prior Goodwill Impairment Assessments. The 2009 and 2008 annual goodwill impairment assessments were performed as of November 1, 2009 and November 1, 2008, respectively. In each case, the first step of the annual impairment analysis, comparing the fair value of ComEd to its carrying value, including goodwill, indicated no impairment of goodwill, therefore the second step was not required.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Other Intangible Assets

Exelon’s, Generation’s and ComEd’s other intangible assets, included in deferred debits and other assets in their Consolidated Balance Sheets, consisted of the following as of December 31, 2010:

	Gross	Accumulated Amortization		Estimated amortization expense
			Net	2011	2012	2013	2014	2015
Generation
Exelon Wind acquisition (a)	$224	$(1)	$223	$12	$13	$14	$14	$14
ComEd
Chicago settlement—1999 agreement (b)	100	(66)	34	3	3	3	3	3
Chicago settlement—2003 agreement (c)	62	(27)	35	4	4	4	4	4

Total intangible assets	$386	$(94)	$292	$19	$20	$21	$21	$21

(a)	Refer to Note 3—Acquisition for additional information regarding Exelon Wind.
(b)	In March 1999, ComEd entered into a settlement agreement with the City of Chicago associated with ComEd’s franchise agreement. Under the terms of the settlement, ComEd agreed to make payments to the City of Chicago each year from 1999 to 2002. The intangible asset recognized as a result of these payments is being amortized ratably over the remaining term of the franchise agreement, which ends in 2020.
(c)	In February 2003, ComEd entered into separate agreements with the City of Chicago and with Midwest Generation, LLC (Midwest Generation). Under the terms of the settlement agreement with the City of Chicago, ComEd agreed to pay the City of Chicago a total of $60 million over a ten-year period, beginning in 2003. The intangible asset recognized as a result of the settlement agreement is being amortized ratably over the remaining term of the City of Chicago franchise agreement, which ends in 2020. As required by the settlement, ComEd also made a payment of $2 million to a third party on the City of Chicago’s behalf.
Pursuant to the agreement discussed above, ComEd received payments of $32 million from Midwest Generation to relieve Midwest Generation’s obligation under the 1999 fossil sale agreement with ComEd to build the generation facility in the City of Chicago. The payments received by ComEd, which have been recorded in other long-term liabilities, are being recognized ratably (approximately $2 million annually) as an offset to amortization expense over the remaining term of the franchise agreement.

The following table summarizes the amortization expense related to intangible assets for each of the years ended December 31, 2010, 2009 and 2008:

	Exelon	Generation	ComEd
2010	$8	$1	$7
2009	7	—	7
2008	7	—	7

John Deere Renewables. Accounting guidance requires that the acquirer must recognize separately identifiable intangible assets in the application of purchase accounting. The output of the acquired wind turbines has been sold under PPA contracts. The excess of the contract price of the PPAs over market prices was recognized as intangible assets. Generation determined that the estimated acquisition-date fair value of the intangible assets was approximately $224 million, which was recorded in other deferred debits and other assets within Exelon and Generation’s Consolidated Balance Sheets. Included in this amount is $48 million related to the PPAs for the projects that are in the advanced stage of development. While Generation expects to perform under the PPAs once the construction of these projects is complete, there is a risk of impairment if the projects do not reach commercial operation. The valuation of the acquired intangible assets was estimated by applying the income approach, which is based upon discounted projected future cash flows associated with the PPA contracts. That measure is based upon certain unobservable inputs, which are considered Level 3

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

inputs, pursuant to applicable accounting guidance. Key assumptions include forecasted power prices and discount rate. The intangible assets will be amortized on a straight-line basis over the period in which the associated contract revenues are recognized. Generation determined that the unit of production amortization method would best reflect when the intangible assets’ economic benefits would be consumed; however, the straight-line method approximates the equivalent of the unit of production method on an annual basis. The amortization expense will be reflected as a decrease in operating revenue within Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income. The weighted-average amortization period for these intangibles is approximately 18 years.

Renewable Energy Credits and Alternative Energy Credits (Exelon, Generation and PECO). Exelon’s, Generation’s, and PECO’s other intangible assets, included in other current assets and other deferred debits and other assets on the Consolidated Balance Sheets, include RECs (Exelon and Generation) and AECs (PECO). As of December 31, 2010, PECO had current and noncurrent AECs of $10 million and $11 million, respectively. As of December 31, 2009, PECO had noncurrent AECs of $13 million. As of December 31, 2010 and December 31, 2009, the balances of RECs for Generation, which are considered noncurrent, were $8 million and $6 million, respectively. See Note 2—Regulatory Matters and Note 18—Commitments and Contingencies for additional information on RECs and AECs.

8. Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Non-Derivative Financial Assets and Liabilities. As of December 31, 2010 and 2009, the Registrants’ carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and SNF obligation as of December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$12,213	$12,960	$11,634	$12,223
Long-term debt to PETT due within one year	—	—	415	426
Long-term debt to financing trusts	390	350	390	325
Spent nuclear fuel obligation	1,018	876	1,017	832
Preferred securities of subsidiary	87	68	87	63

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

Generation

The carrying amounts and fair values of Generation’s long-term debt and SNF obligation as of December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$3,679	$3,792	$2,993	$3,132
Spent nuclear fuel obligation	1,018	876	1,017	832

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$5,001	$5,411	$4,711	$5,062
Long-term debt to financing trust	206	176	206	167

PECO

The carrying amounts and fair values of PECO’s long-term debt and preferred securities as of December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,222	$2,402	$2,221	$2,346
Long-term debt to PETT due within one year	—	—	415	426
Long-term debt to financing trusts	184	173	184	158
Preferred securities	87	68	87	63

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

There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2010 and 2009. See Note 13—Retirement Benefits for further information regarding the fair value and related valuation techniques for pension and postretirement plan assets.

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009:

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$1,473	$—	$—	$1,473
Nuclear decommissioning trust fund investments
Cash equivalents	1	—	—	1
Equity securities (b)	1,513	—	—	1,513
Commingled funds (c)	—	2,212	—	2,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	504	96	—	600
Debt securities issued by states of the United States and political subdivisions of the states	—	451	—	451
Corporate debt securities	—	619	—	619
Federal agency mortgage-backed securities	—	804	—	804
Commercial mortgage-backed securities (non-agency)	—	114	—	114
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	48	—	48

Nuclear decommissioning trust fund investments subtotal (d)	2,018	4,358	—	6,376

Pledged assets for Zion decommissioning
Equity securities (b)	84	—	—	84
Commingled funds (c)	—	132	—	132
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	166	12	—	178
Debt securities issued by states of the United States and political subdivisions of the states	—	45	—	45
Corporate debt securities	—	263	—	263
Federal agency mortgage-backed securities	—	102	—	102
Commercial mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	2	—	2

Pledged assets for Zion decommissioning subtotal (e)	250	570	—	820

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Rabbi trust investments
Mutual funds (f)	36	—	—	36

Rabbi trust investments subtotal	36	—	—	36

Mark-to-market derivative assets
Cash flow hedges	—	724	12	736
Other derivatives	2	1,709	57	1,768
Proprietary trading	—	235	46	281
Effect of netting and allocation of collateral (g)	(3)	(1,848)	(38)	(1,889)

Mark-to-market (liabilities) assets (h)	(1)	820	77	896

Total assets	3,776	5,748	77	9,601

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(45)	—	(45)
Other derivatives	(2)	(667)	(29)	(698)
Proprietary trading	—	(233)	(21)	(254)
Effect of netting and allocation of collateral (g)	1	914	23	938

Mark-to-market liabilities (h)	(1)	(31)	(27)	(59)

Deferred compensation	—	(76)	—	(76)

Total liabilities	(1)	(107)	(27)	(135)

Total net assets	$3,775	$5,641	$50	$9,466

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$1,845	$—	$—	$1,845
Nuclear decommissioning trust fund investments
Cash equivalents	2	120	—	122
Equity securities (b)	1,528	—	—	1,528
Commingled funds (c)	—	2,086	—	2,086
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	511	119	—	630
Debt securities issued by states of the United States and political subdivisions of the states	—	454	—	454
Corporate debt securities	—	710	—	710
Federal agency mortgage-backed securities	—	887	—	887
Commercial mortgage-backed securities (non-agency)	—	91	—	91
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	76	—	76

Nuclear decommissioning trust fund investments subtotal (d)	2,041	4,552	—	6,593

Rabbi trust investments
Cash equivalents	28	—	—	28
Mutual funds (f)	13	—	—	13

Rabbi trust investments subtotal	41	—	—	41

Mark-to-market derivative net (liabilities) assets (g)(h)	(4)	852	(44)	804

Total assets	3,923	5,404	(44)	9,283

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Liabilities
Deferred compensation	—	(82)	—	(82)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(82)	(2)	(84)

Total net assets (liabilities)	$3,923	$5,322	$(46)	$9,199

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds and Zion Station decommissioning pledged assets hold equity portfolios whose performance is benchmarked against established indices.
(c)	Generation’s NDT funds and Zion Station decommissioning pledged assets own commingled funds that invest in equity securities. Generation’s NDT funds also own commingled funds that invest in fixed income securities. The commingled funds seek to out-perform certain established indices.
(d)	Excludes net assets of $32 million and $76 million at December 31, 2010 and 2009, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases.
(e)	Excludes net assets of $4 million at December 31, 2010. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases.
(f)	Excludes $25 million and $23 million of the cash surrender value of life insurance investments at December 31, 2010 and December 31, 2009, respectively.
(g)	Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $2 million, $934 million and $15 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2010. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $941 million and $3 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2009.
(h)	The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $450 million and $525 million at December 31, 2010 and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and a current asset for Generation and current liability for PECO of $5 million at December 31, 2010 and a noncurrent asset for Generation and noncurrent liability for PECO of $2 million at December 31, 2009, respectively, related to the fair value of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2010 and 2009:

For the Year Ended December 31, 2010 (a)	Servicing Liability		Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of January 1, 2010	$(2)		$—	$(44)		$(46)
Total realized / unrealized gains
Included in income	2	(d)	—	46	(b)	48
Included in other comprehensive income	—		—	16	(c)	16
Included in regulatory assets/liabilities	—		—	2		2
Change in collateral	—		—	(10)		(10)
Purchases, sales, issuances and settlements
Purchases	—		13	15		28
Sales	—		(1)	—		(1)
Transfers out of Level 3	—		(12)	25		13

Balance as of December 31, 2010	$—		$—	$50		$50

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the year ended December 31, 2010	$—		$—	$54		$54

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Effective December 31, 2009, Exelon categorizes its NDT commingled funds within the Level 2 fair value hierarchy.
(b)	Includes the reclassification of $8 million of realized losses due to settlements of derivative contracts recorded in results of operations.
(c)	Excludes increases in fair value of $375 million and realized losses reclassified from OCI due to settlements of $371 million associated with Generation’s financial swap contract with ComEd for the year ended December 31, 2010. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no effective changes in the fair value of the block contracts with PECO after that point, as the mark-to-market balances previously recorded will be amortized over the term of the contracts. The increase in fair value was $3 million through May 31, 2010. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.
(d)	The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 10—Debt and Credit Agreements for additional information.

For the Year Ended December 31, 2009	Servicing Liability	Nuclear Decommissioning Trust Fund Investments (e)		Mark-to-Market Derivatives		Total
Balance as of January 1, 2009	$(2)	$1,220		$106		$1,324
Total realized / unrealized gains (losses)
Included in income	—	119		(134	)(a)	(15)
Included in other comprehensive income	—	—		5	(b)	5
Included in regulatory assets/liabilities	—	275		(2)		273
Change in collateral	—	—		(2)		(2)
Purchases, sales, issuances and settlements, net	—	337		—		337
Transfers out of Level 3	—	(1,951	)(c)	(17)		(1,968)

Balance as of December 31, 2009	$(2)	$—		$(44)		$(46)

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the year ended December 31, 2009	$—	$—		$(79)		$(79)

(a)	Includes the reclassification of $55 million of realized losses due to settlements of derivative contracts recorded in results of operations.
(b)	Excludes $782 million of changes in the fair value and $267 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd, and $2 million of changes in the fair value of Generation’s block contracts with PECO. All items eliminated upon consolidation in Exelon’s Consolidated Financial Statements.
(c)	As of December 31, 2009, investments in NDT commingled funds, stated at NAV, were transferred out of Level 3 and into Level 2 in accordance with FASB issued authoritative guidance noted above.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2010 and 2009:

	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains included in income for the year ended December 31, 2010	$3	$7	$36	$—
Change in the unrealized gains relating to assets and liabilities held for the year ended December 31, 2010	$22	$4	$28	$—

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	Operating Revenue	Purchased Power	Fuel	Other, net (a)
Total gains (losses) included in income for the year ended December 31, 2009	$(86)	$(11)	$(37)	$119
Change in the unrealized losses relating to assets and liabilities held for the year ended December 31, 2009	$(2)	$(8)	$(69)	$—

(a)	Other, net activity consists of realized and unrealized gains included in income for the NDT funds held by Generation. Pursuant to the original authoritative guidance for fair value measurements, commingled funds within the NDT funds were classified in Level 3 of the fair value hierarchy. As a result of authoritative guidance issued in the third quarter of 2009 and noted above, the commingled funds were reclassified to Level 2 as of December 31, 2009.

Generation

The following table presents assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009:

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$419	$—	$—	$419
Nuclear decommissioning trust fund investments
Cash equivalents	1	—	—	1
Equity securities (b)	1,513	—	—	1,513
Commingled funds (c)	—	2,212	—	2,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	504	96	—	600
Debt securities issued by states of the United States and political subdivisions of the states	—	451	—	451
Corporate debt securities	—	619	—	619
Federal agency mortgage-backed securities	—	804	—	804
Commercial mortgage-backed securities (non-agency)	—	114	—	114
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	48	—	48

Nuclear decommissioning trust fund investments subtotal (d)	2,018	4,358	—	6,376

Pledged assets for Zion Station decommissioning
Equity securities (b)	84	—	—	84
Commingled funds (c)	—	132	—	132
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	166	12	—	178
Debt securities issued by states of the United States and political subdivisions of the states	—	45	—	45
Corporate debt securities	—	263	—	263
Federal agency mortgage-backed securities	—	102	—	102
Commercial mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal (e)	250	570	—	820

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Rabbi trust investments (f)(g)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	724	992	1,716
Other derivatives	2	1,695	53	1,750
Proprietary trading	—	235	46	281
Effect of netting and allocation of collateral (h)	(3)	(1,848)	(38)	(1,889)

Mark-to-market (liabilities) assets (i)	(1)	806	1,053	1,858

Total assets	2,690	5,734	1,053	9,477

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(45)	—	(45)
Other derivatives	(2)	(667)	(25)	(694)
Proprietary trading	—	(233)	(21)	(254)
Effect of netting and allocation of collateral (h)	1	914	23	938

Mark-to-market liabilities	(1)	(31)	(23)	(55)

Deferred compensation	—	(20)	—	(20)

Total liabilities	(1)	(51)	(23)	(75)

Total net assets	$2,689	$5,683	$1,030 $	9,402

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$1,040	$—	$ — $	1,040
Nuclear decommissioning trust fund investments
Cash equivalents	2	120	—	122
Equity securities (b)	1,528	—	—	1,528
Commingled funds (c)	—	2,086	—	2,086
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	511	119	—	630
Debt securities issued by states of the United States and political subdivisions of the states	—	454	—	454
Corporate debt securities	—	710	—	710
Federal agency mortgage-backed securities	—	887	—	887
Commercial mortgage-backed securities (non-agency)	—	91	—	91
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	76	—	76

Nuclear decommissioning trust fund investments subtotal (d)	2,041	4,552	—	6,593

Rabbi trust investments (f)(g)	4	—	—	4
Mark-to-market derivative net assets (h)(i)	(4)	842	931	1,769

Total assets	3,081	5,394	931	9,406

Liabilities
Deferred compensation	—	(23)	—	(23)

Total liabilities	—	(23)	—	(23)

Total net assets	$3,081	$5,371	$931	$9,383

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds and Zion Station decommissioning pledged assets hold equity portfolios whose performance is benchmarked against established indices.
(c)	Generation’s NDT funds and Zion Station decommissioning pledged assets own commingled funds that invest in equity securities. Generation’s NDT funds also own commingled funds that invest in fixed income securities. The commingled funds seek to out-perform certain established indices.
(d)	Excludes net assets of $32 million and $76 million at December 31, 2010 and December 31, 2009, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases net of cash.
(e)	Excludes net assets of $4 million at December 31, 2010. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases net of cash.
(f)	The mutual funds held by the Rabbi trusts that are invested in common stock of Standard and Poor’s 500 companies and Pennsylvania municipal bonds are primarily rated as investment grade.
(g)	Excludes $7 million and $7 million of the cash surrender value of life insurance investments at December 31, 2010 and December 31, 2009, respectively.
(h)	Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $2 million, $934 million and $15 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2010. Collateral received from counterparties, net of collateral paid to counterparties, totaled $3 million, $941 million and $3 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2009.
(i)	The Level 3 balance includes current and noncurrent assets for Generation of $450 million and $525 million at December 31, 2010 and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and a current asset of $5 million at December 31, 2010, and a noncurrent asset of $2 million at December 31, 2009, related to the fair value of Generation’s block contracts with PECO. All of the mark-to-market balances Generation carries associated with the financial swap contract with ComEd and the block contracts with PECO eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2010 and 2009:

Year Ended December 31, 2010	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of January 1, 2010	$—	$931		$931
Total unrealized / realized gains
Included in income	—	46	(a)	46
Included in other comprehensive income	—	23	(b)	23
Change in collateral	—	(10)		(10)
Purchases, sales, issuances and settlements
Purchases	13	15		28
Sales	(1)	—		(1)
Transfers out of Level 3	(12)	25		13

Balance as of December 31, 2010	$—	$1,030		$1,030

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the year ended December 31, 2010	$—	$54		$54

(a)	Includes the reclassification of $8 million of realized losses due to settlements of derivative contracts recorded in results of operations.
(b)

Includes increases in fair value of $375 million and realized losses reclassified from OCI due to settlements of $371 million associated with Generation’s financial swap contract with ComEd for the year ended December 31, 2010. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no effective changes in the fair value of

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

the block contracts with PECO after that point, as the mark-to-market balances previously recorded will be amortized over the term of the contracts. The increase in fair value was $3 million through May 31, 2010. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Year Ended December 31, 2009	Nuclear Decommissioning Trust Fund Investments		Mark-to-Market Derivatives		Total
Balance as of January 1, 2009	$1,220		$562		$1,782
Total unrealized / realized gains (losses)
Included in income	119		(134	)(a)	(15)
Included in other comprehensive income	—		522	(b)	522
Included in noncurrent payables to affiliates	275		—		275
Change in collateral	—		(2)		(2)
Purchases, sales, issuances and settlements, net	337		—		337
Transfers out of Level 3	(1,951	)(c)	(17)		(1,968)

Balance as of December 31, 2009	$—		$931		$931

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the year ended December 31, 2009	$—		$(79)		$(79)

(a)	Includes the reclassification of $55 million of realized losses due to settlements of derivative contracts recorded in results of operations.
(b)	Includes $782 million of changes in the fair value and $267 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd. Also includes $2 million of changes in the fair value of Generation’s block contracts with PECO. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.
(c)	As of December 31, 2009, investments in NDT commingled funds, stated at NAV, were transferred out of Level 3 and into Level 2, in accordance with FASB authoritative guidance noted above.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2010 and 2009:

	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains included in income for the year ended December 31, 2010	$3	$7	$36	$—
Change in the unrealized gains relating to assets and liabilities held for the year ended December 31, 2010	$22	$4	$28	$—

	Operating Revenue	Purchased Power	Fuel	Other, net (a)
Total gains (losses) included in income for the year ended December 31, 2009	$(86)	$(11)	$(37)	$119
Change in the unrealized losses relating to assets and liabilities held for the year ended December 31, 2009	$(2)	$(8)	$(69)	$—

(a)	Other, net activity consists of realized and unrealized gains included in income for the NDT funds held by Generation. Pursuant to the original authoritative guidance for fair value measurements, commingled funds within the NDT funds were classified in Level 3 of the fair value hierarchy. As a result of the authoritative guidance issued by the FASB in the third quarter of 2009 noted above, the commingled funds were reclassified to Level 2 as of December 31, 2009.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd

The following table presents assets measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009:

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	23	—	—	23

Rabbi trust investments subtotal	23	—	—	23
Mark-to-market derivative assets (b)	—	—	4	4

Total assets	24	—	4	28

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities (c)	—	—	(975)	(975)

Total liabilities	—	(8)	(975)	(983)

Total net assets (liabilities)	$24	$(8)	$(971)	$(955)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$25	$—	$—	$25
Rabbi trust investments
Cash equivalents	28	—	—	28

Total assets	53	—	—	53

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities (c)	—	—	(971)	(971)

Total liabilities	—	(8)	(971)	(979)

Total net assets (liabilities)	$53	$(8)	$(971)	$(926)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Derivative assets relating to floating-to-fixed energy swap contracts with unaffiliated suppliers were recorded in Other deferred debits and other assets on ComEd’s Consolidated Balance Sheets.
(c)	The Level 3 balance is comprised of the current and noncurrent liability of $450 million and $525 million at December 31, 2010, respectively, and $302 million and $669 million at December 31, 2009, respectively, related to the fair value of ComEd’s financial swap contract with Generation, which eliminates upon consolidated in Exelon’s Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2010 and 2009:

For the Year Ended December 31, 2010	Mark-to-Market Derivatives
Balance as of January 1, 2010	$(971)
Total realized / unrealized gains / losses included in regulatory assets (a)(b)	—

Balance as of December 31, 2010	$(971)

(a)	Includes decreases in fair value of $375 million and realized gains due to settlements of $371 million associated with ComEd’s financial swap contract with Generation. All items eliminated upon consolidated in Exelon’s Consolidated Financial Statements.
(b)	Includes an increase in fair value of $4 million associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

For the Year Ended December 31, 2009	Mark-to-Market Derivatives
Balance as of January 1, 2009	$(456)
Total realized / unrealized losses included in regulatory assets (a)	(515)

Balance as of December 31, 2009	$(971)

(a)	Includes decreases in fair value of $782 million and realized gains due to settlements of $267 million associated with ComEd’s financial swap contract with Generation. All items eliminated upon consolidated in Exelon’s Consolidated Financial Statements.

PECO

The following table presents assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$499	$—	$—	$499
Rabbi trust investments—mutual funds (b)(c)	7	—	—	7

Total assets	506	—	—	506

Liabilities
Deferred compensation obligation	—	(23)	—	(23)
Current mark-to-market derivative liabilities (d)	—	—	(9)	(9)

Total liabilities	—	(23)	(9)	(32)

Total net assets (liabilities)	$506	$(23)	$(9)	$474

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)	$281	$—	$—	$281
Rabbi trust investments—mutual funds (b)(c)	7	—	—	7

Total assets	288	—	—	288

Liabilities
Deferred compensation obligation	—	(25)	—	(25)
Noncurrent mark-to-market derivative liabilities (d)	—	—	(4)	(4)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(25)	(6)	(31)

Total net assets (liabilities)	$288	$(25)	$(6)	$257

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	The mutual funds held by the Rabbi trusts invest in common stock of Standard and Poor’s 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.
(c)	Excludes $13 million and $12 million of the cash surrender value of life insurance investments at December 31, 2010 and December 31, 2009, respectively.
(d)	The Level 3 balances include a current liability of $5 million at December 31, 2010 and a noncurrent liability of $2 million at December 31, 2009, related to the fair value of PECO’s block contracts with Generation that eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2010 and 2009:

For the Year Ended December 31, 2010	Mark-to-Market Derivatives		Servicing Liability		Total
Balance as of January 1, 2010	$(4)		$(2)		$(6)
Total realized/unrealized gains (losses)
Included in net income	—		2	(a)	2
Included in regulatory assets	(5	)(b)	—		(5)

Balance as of December 31, 2010	$(9)		$—		$(9)

(a)	The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new authoritative guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 10—Debt and Credit Agreements for additional information.
(b)	Includes a decrease in fair value of $3 million associated with PECO’s block contract with Generation, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

For the Year Ended December 31, 2009	Mark-to-Market Derivatives	Servicing Liability	Total
Balance as of January 1, 2009	$—	$(2)	$(2)
Total unrealized losses included in regulatory assets	(4)	—	(4)

Balance as of December 31, 2009	$(4)	$(2)	$(6)

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

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation). The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds. Generation’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the trusts. Assets pledged for Zion Station decommissioning are not controlled by Generation and as a result, its investment activities are not subject to Generation’s policies. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.

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

Commingled funds, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining commingled funds in which Exelon and Generation

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month; however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Effective December 31, 2009, commingled funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 12—Asset Retirement Obligations for further discussion on the NDT fund investments.

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

Servicing Liability (Exelon and PECO). PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in customer accounts receivables designated under the agreement in exchange for proceeds of $225 million, which PECO accounted for as a sale under previous guidance on accounting for transfers of financial assets. A servicing liability was recorded for the agreement in accordance with the applicable authoritative guidance for servicing of financial assets. The servicing liability was included in other current liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability was determined using internal estimates based on provisions in the agreement, which were categorized as Level 3 inputs in the fair value hierarchy. The servicing liability was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 10—Debt and Credit Agreements for additional information.

9. Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to certain risks related to ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt, commercial paper and commitment fees under credit facilities. To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, the Registrants are exposed to market fluctuations in the prices of electricity, fossil fuels, and other commodities. The Registrants employ established policies and procedures to manage their risks associated with market fluctuations by entering into physical contracts as well as financial derivative contracts including swaps, futures, forwards, options and short-term and long-term commitments to purchase and sell energy and energy-related products. The Registrants believe these instruments, which are classified as either economic hedges or non-derivatives, mitigate exposure to fluctuations in commodity prices.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value. Under these provisions, economic hedges are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales scope exception. The Registrants have applied the normal purchases and normal sales scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. For economic hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 18—Commitments and Contingencies. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over three-year periods. As of December 31, 2010, the percentage of expected generation hedged was 90%-93%, 67%-70%, and 32%-35% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement agreements, which are further discussed in Note 2—Regulatory Matters, qualify for the normal purchases and normal sales scope exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no mark-up, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volumes are 3,000 MW from January 2011 through May 2013. The terms of the financial swap contract require Generation to pay the around-the-clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument. ComEd records the fair value of the swap on its balance sheet, however, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 2—Regulatory Matters for additional information regarding the Illinois Settlement. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. Delivery under the contracts begins in June 2012. These contracts are designed to lock in a portion of the long-term commodity price risk resulting from the renewable energy resource procurement requirements in the Illinois Settlement Legislation. ComEd has not elected hedge accounting for these derivative financial instruments. ComEd records the fair value of the swap contracts on its balance sheet. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability.

Prior to January 1, 2011, PECO had transferred substantially all of its commodity price risk related to its procurement of electric supply to Generation through a PPA that expired on December 31, 2010. The PPA was not considered a derivative under current derivative authoritative guidance. PECO has entered into contracts to procure electric supply through a competitive RFP process as outlined in its PAPUC-approved DSP Program, which is further discussed in Note 2—Regulatory Matters. Based on Pennsylvania legislation and the DSP Program permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement is limited. PECO locked in fixed prices for a significant portion of its commodity price risk following the expiration of the electric generation rate caps through full requirements contracts and block contracts. PECO’s full requirements contracts and block contracts, which are considered derivatives, qualify for the normal purchases and normal sales scope exception under current

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

derivative authoritative guidance. For block contracts designated as normal purchases after inception, the mark-to-market balances previously recorded will remain unchanged on PECO’s Consolidated Balance Sheet and will be amortized over the terms of the contracts.

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy deliverability requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and management agreements that are derivatives qualify for the normal purchases and normal sales exception. Additionally, in accordance with the 2009 and 2010 PAPUC PGC settlements and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2009 and 2010 PGC settlement, PECO is required to lock in (i.e. economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 22% to 29% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

Proprietary Trading. Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The proprietary trading activities which included physical volumes of 3,625 GWh, 7,578 GWh and 8,891 GWh for years ended December 31, 2010, 2009 and 2008, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to achieve a lower cost of capital. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in Exelon’s, Generation’s, and ComEd’s pre-tax income for the year ended December 31, 2010.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Fair Value Hedges. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Exelon includes the gain or loss on the hedged items and the offsetting loss or gain on the related interest rate swaps in interest expense as follows for the year ended December 31, 2010:

	Gain (Loss) on Swaps			Gain (Loss) on Borrowings
	December 31,			December 31,
Income Statement Classification	2010	2009	2008	2010	2009	2008
Interest expense	$4	$(7)	$13	$(4)	$7	$(13)

At December 31, 2010 and 2009, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $14 million and $10 million, respectively. During the years ended December 31, 2010 and 2009, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

Cash Flow Hedges. On September 30, 2010, Generation issued and sold $350 million of senior notes due October 1, 2041. In connection with this debt issuance, Generation entered into treasury rate locks in the aggregate notional amount of $240 million. The treasury rate locks were settled on September 27, 2010. Treasury rate locks are derivative instruments used to lock in the interest rate prior to the issuance of debt. As a result of a decrease in interest rates during the period between the inception and settlement of the treasury rate locks, Generation recorded a pre-tax loss of approximately $4 million. The loss was recorded to other comprehensive income within Generation’s Consolidated Balance Sheets and will be amortized as an increase to interest expense over the life of the related debt as interest payments are made on the debt.

In connection with Generation’s September 2009 $1.5 billion debt issuance, Generation entered into forward-starting interest rate swaps in the aggregate notional amount of $1.1 billion. The interest rate swaps were settled on September 16, 2009 with Generation recording a $7 million pre-tax gain. The gain was recorded to OCI within Generation’s Consolidated Balance Sheets and is amortized to income over the life of the related debt as a reduction in interest expense.

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

Other Derivatives. On September 30, 2010, Generation issued and sold $550 million of 10-year Senior Notes. In connection with this debt issuance, Generation entered into treasury rate locks in the aggregate notional amount of approximately $360 million. As a result of a decrease in interest rates during the period between the inception and settlement of the treasury rate locks, Generation recorded a pre-tax loss of approximately $5 million. The debt associated with these treasury rate locks, which was used to fund a portion of the Exelon Wind acquisition, was subject to a mandatory redemption provision in the event the acquisition was not consummated on or prior to March 31, 2011. As a result, these treasury rate locks did not qualify for cash flow hedge accounting treatment and the associated loss was recorded to interest expense within Generation’s Consolidated Income Statements. See Note 10—Debt and Credit Agreements for additional information on the redemption provision of this debt issuance.

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

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2010:

Derivatives	Generation					ComEd	PECO	Other		Exelon
	Cash Flow Hedges (a)(d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	Other Derivatives (a)(e)	Other Derivatives (d)	Other Derivatives	Intercompany Elimination (a)(d)	Total Derivatives
Mark-to-market derivative assets (current assets)	$532	$1,203	$225	$(1,473)	$487	$—	$—	$—	$—	$487
Mark-to-market derivative assets with affiliate (current assets)	455	—	—	—	455	—	—	—	(455)	—
Mark-to-market derivative assets (noncurrent assets)	204	547	56	(416)	391	4	—	14	—	409
Mark-to-market derivative assets with affiliate (noncurrent assets)	525	—	—	—	525	—	—	—	(525)	—

Total mark-to-market derivative assets	$1,716	$1,750	$281	$(1,889)	$1,858	$4	$—	$14	$(980)	$896

Mark-to-market derivative liabilities (current liabilities)	$(21)	$(551)	$(200)	$738	$(34)	$—	(4)	$—	$—	$(38)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(450)	(5)	—	455	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(24)	(143)	(54)	200	(21)	—	—	—	—	(21)
Mark-to-market derivative liabilities with affiliate (noncurrent liabilities)	—	—	—	—	—	(525)	—	—	525	—

Total mark-to-market derivative liabilities	(45)	(694)	(254)	938	(55)	(975)	(9)	—	980	(59)

Total mark-to-market derivative net assets (liabilities)	$1,671	$1,056	$27	$(951)	$1,803	$(971)	$(9)	$14	$—	$837

(a)	Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $450 million and $525 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.
(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)	Current and noncurrent assets are shown net of collateral of $725 million and $199 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $10 million and $17 million, respectively. The total cash collateral received net of cash collateral posted and offset against mark-to-market assets and liabilities was $951 million at December 31, 2010.
(d)	Includes current assets for Generation and current liabilities for PECO of $5 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of December 31, 2010. The PECO block contracts were designated as normal as of May 31, 2010. As such, there were no effective changes in fair value of PECO’s block contracts for the remainder of 2010 as the mark-to-market balances previously recorded will be amortized over the term of the contract.
(e)	Includes noncurrent assets relating to floating-to-fixed energy swap contracts with unaffiliated suppliers recorded in other deferred debits and other assets on ComEd’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2009:

	Generation					ComEd	PECO	Other		Exelon
Derivatives	Cash Flow Hedges (a)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	Other Derivatives (a)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)(d)	Total Derivatives
Mark-to-market derivative assets (current assets)	$576	$913	$193	$(1,306)	$376	$—	$—	$—	$—	$376
Mark-to-market derivative assets with affiliate (current assets)	302	—	—	—	302	—	—	—	(302)	—
Mark-to-market derivative assets (noncurrent assets)	423	792	102	(678)	639	—	—	10	—	649
Mark-to-market derivative assets with affiliate (noncurrent assets)	671	—	—	—	671	—	—	—	(671)	—

Total mark-to- market derivative assets	$1,972	$1,705	$295	$(1,984)	$1,988	$—	$—	$10	$(973)	$1,025

Mark-to-market derivative liabilities (current liabilities)	$(18)	$(743)	$(172)	$735	$(198)	$—	$—	$—	$—	$(198)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(302)	—	—	302	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(42)	(183)	(98)	302	(21)	—	(2)	—	—	(23)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(669)	(2)	—	671	—

Total mark-to- market derivative liabilities	(60)	(926)	(270)	1,037	(219)	(971)	(4)	—	973	(221)

Total mark-to- market derivative net assets (liabilities)	$1,912	$779	$25	$(947)	$1,769	$(971)	$(4)	$10	$—	$804

(a)	Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $302 million and $669 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.
(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)	Current and noncurrent assets are shown net of collateral of $502 million and $376 million, respectively, and current liabilities are shown inclusive of collateral of $69 million, respectively. The allocation of collateral had no impact to noncurrent liabilities. The total cash collateral received net of cash collateral posted and offset against mark-to-market assets and liabilities was $947 million at December 31, 2009.
(d)	Includes a noncurrent asset for Generation and a noncurrent liability for PECO of $2 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of December 31, 2009.

Cash Flow Hedges (Exelon and Generation). Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. At December 31, 2010, Generation had net unrealized pre-tax gains on effective cash flow hedges of $ 1,670 million being deferred within accumulated OCI, including approximately $975 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at December 31, 2010, approximately $966 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation, including approximately $450 million related to the financial swap with ComEd and $5 million related to PECO’s block contracts with Generation. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash flow hedges, including the ComEd financial swap contract, will occur during 2011 through 2013.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the year ended December 31, 2010, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The table below provides the activity of accumulated OCI related to cash flow hedges for the years ended December 31, 2010 and 2009, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at January 1, 2009		$855	(a)	$563
Effective portion of changes in fair value		1,227	(b)	757
Reclassifications from accumulated OCI to net income	Operating Revenue	(939	)(c)	(778)
Ineffective portion recognized in income	Purchased Power	9		9
Accumulated OCI derivative gain at December 31, 2009		$1,152	(a)(d)	$551
Effective portion of changes in fair value		541	(b)	304	(e)
Reclassifications from accumulated OCI to net income	Operating Revenue	(681	)(c)	(454	)(f)
Ineffective portion recognized in income	Purchased Power	(1)		(1)

Accumulated OCI derivative gain at December 31, 2010		$1,011	(a)(d)	$400

(a)	Includes $589 million, $585 million and $275 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd for the years ended December 31, 2010, 2009 and 2008, respectively, and $3 million and $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO for the years ended December 31, 2010 and 2009, respectively.
(b)	Includes $228 million and $471 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the years ended December 31, 2010 and 2009, respectively, and $2 million and $1 million of gains, net of taxes, of the effective portion of changes in fair value of the block contracts with PECO for the year ended December 31, 2010 and 2009, respectively. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no effective changes in fair value of the block contracts with PECO for the remainder of 2010 as the mark-to-market balances previously recorded will be amortized over the terms of the contracts.
(c)	Includes $224 million and $161 million losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to settlements of the five-year financial swap contract with ComEd for the years ended December 31, 2010 and 2009, respectively.
(d)	Excludes $2 million of gains, net of taxes, related to interest rate swaps and treasury rate locks for the year ended December 31, 2010 and $5 million of gains, net of taxes, related to interest rate swaps for the year ended 2009. See Note 10—Debt and Credit Agreements for further information.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(e)	Includes $3 million of losses, net of taxes, related to the effective portion of changes in fair value of treasury rate locks at Generation and ComEd, respectively.
(f)	Reflects the reclassifications of $4 million to regulatory assets and $1 million to deferred income tax liabilities within Exelon’s and ComEd’s Consolidated Balance Sheets associated with settled treasury rate locks at ComEd.

During the years ended December 31, 2010, 2009 and 2008, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $1,125 million and $1,559 million pre-tax gain, and a $544 million pre-tax loss, respectively. Given that the cash flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were $1 million, $15 million and $44 million for the years ended December 31, 2010, 2009, and 2008, respectively, none of which was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. At December 31, 2010, cash flow hedge ineffectiveness resulted in an adjustment of $1 million to accumulated OCI on the balance sheet in order to reflect the effective portion of derivative gains or losses. At December 31, 2009, cash flow hedge ineffectiveness was not significant.

Exelon’s energy related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $754 million and $1,292 million pre-tax gain and a $521 million pre-tax loss for the years ended December 31, 2010, 2009 and 2008, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were $1 million, $15 million and $44 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, cash flow hedge ineffectiveness resulted in an adjustment of $1 million to accumulated OCI on the balance sheet in order to reflect the effective portion of derivative gains or losses. At December 31, 2009, cash flow hedge ineffectiveness was not significant.

Other Derivatives (Exelon and Generation). Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the years ended December 31, 2010, 2009 and 2008, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	Exelon and Generation
For the Year Ended December 31, 2010	Purchased Power	Fuel	Total
Change in fair value	$288	$101	$389
Reclassification to realized at settlement	(292)	(12)	(304)

Net mark-to-market gains (losses)	$(4)	$89	$85

	Exelon and Generation
For the Year Ended December 31, 2009	Purchased Power	Fuel	Total
Change in fair value	$206	$(72)	$134
Reclassification to realized at settlement	(97)	159	62

Net mark-to-market gains	$109	$87	$196

	Exelon and Generation
For the Year Ended December 31, 2008	Purchased Power	Fuel	Total
Change in fair value	$315	$180	$495
Reclassification to realized at settlement	55	(143)	(88)

Net mark-to-market gains	$370	$37	$407

Proprietary Trading Activities (Exelon and Generation). For the years ended December 31, 2010, 2009 and 2008, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	For the Year Ended December 31,
		2010	2009	2008
Change in fair value	Operating Revenue	$26	$3	$106
Reclassification to realized at settlement	Operating Revenue	(24)	(86)	(43)

Net mark-to-market gains (losses)	Operating Revenue	$2	$(83)	$63

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, which includes contracts that qualify for the normal purchases and normal sales exception, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of December 31, 2010. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $58 million and $248 million, respectively. See Note 21—Related-Party Transactions for further information.

Rating as of December 31, 2010	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,495	$563	$932	1	$102
Non-investment grade	9	3	6	—	—
No external ratings
Internally rated—investment grade	42	5	37	—	—
Internally rated—non-investment grade	1	1	—	—	—

Total	$1,547	$572	$975	1	$102

Net Credit Exposure by Type of Counterparty	December 31, 2010
Financial institutions	$280
Investor-owned utilities, marketers and power producers	515
Other	180

Total	$975

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of December 31, 2010, ComEd’s credit exposure to suppliers was immaterial.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2—Regulatory Matters for further information.

PECO’s supplier master agreements that govern the terms of its DSP program contracts and define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2010, PECO’s net credit exposure to suppliers was immaterial and did not exceed the allowed unsecured credit levels.

PECO is permitted to recover its costs of procuring electric generation after December 31, 2010, through its PAPUC-approved DSP program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2—Regulatory Matters for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and management agreements. As of December 31, 2010, PECO had credit exposure of $10 million under its natural gas supply and management agreements.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $742 million and $894 million as of December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010 and 2009, Generation had the contractual right of offset

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

of $717 million and $778 million, respectively, related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $25 million and $116 million, respectively. If Generation had been downgraded to the investment grade rating of BBB- and Baa3, or lost its investment grade credit rating, it would have been required to provide incremental collateral of approximately $57 million or $944 million, respectively, as of December 31, 2010 and approximately $60 million or $673 million, respectively, as of December 31, 2009 related to its financial instruments, including derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements and the application of collateral. See Note 18—Commitments and Contingencies for information regarding the letters of credit supporting the cash collateral.

Generation entered into SFCs with certain utilities, including PECO, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. Beginning in June 2009, under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of December 31, 2010, there was no cash collateral or letters of credit posted between energy suppliers, including Generation, and ComEd, under any of the above-mentioned contracts. As of December 31, 2010, ComEd did not hold any cash or letters of credit for the purpose of collateral from any of the suppliers in association with energy procurement contracts. Beginning in June 2010, under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, beginning in December 2010, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of December 31, 2010, ComEd held approximately $20 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 2—Regulatory Matters for further information.

PECO’s supplier master agreements that govern the terms of its DSP program contracts do not contain provisions that would require PECO to post collateral.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. As of December 31, 2010, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of December 31, 2010, PECO could have been required to post approximately $68 million of collateral to its counterparties.

Exelon’s interest rate swaps contain provisions that, in the event of a merger, require that Exelon’s debt maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty. The settlement amount would be equal to the fair value of the swap on the termination date. As of December 31, 2010, Exelon’s interest rate swap was in an asset position, with a fair value of $14 million.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

As of December 31, 2010 and 2009, $1 million and $6 million, respectively, of cash collateral received was not offset against net derivative positions, as they were not associated with energy-related derivatives.

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

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at December 31, 2010 and 2009:

Commercial Paper Issuer	Maximum Program Size at December 31, 2010 (a)	Maximum Program Size at December 31, 2009 (a)	Outstanding Commercial Paper at December 31, 2010	Outstanding Commercial Paper at December 31, 2009	Average Interest Rate on Commercial Paper Borrowings for the year ended December 31, 2010	Average Interest Rate on Commercial Paper Borrowings for the year ended December 31, 2009
Exelon Corporate	$957	$957	$—	$—	—	0.72%
Generation	4,834	4,834	—	—	—	—
ComEd	1,000	952	—	—	0.74%	—
PECO	574	574	—	—	—	0.67%

Total	$7,365	$7,317	$—	$—	0.74%	0.71%

(a)	Equals aggregate bank commitments under revolving credit agreements. See discussion below and Credit Agreements table below for items affecting effective program size.

Credit facility borrowings	December 31, 2010	December 31, 2009
ComEd	$—	$155

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables present the short-term borrowings activity for Exelon, Generation, ComEd and PECO during 2010, 2009 and 2008:

Exelon

	2010	2009	2008
Average borrowings	$125	$132	$636
Maximum borrowings outstanding	346	523	1,646
Average interest rates, computed on a daily basis	0.72%	0.73%	3.22%
Average interest rates, at December 31	n.a.	0.69%	0.93%

Generation

	2010	2009	2008
Average borrowings	$—	$—	$340
Maximum borrowings outstanding	—	—	1,211
Average interest rates, computed on a daily basis	n.a.	n.a.	3.13%
Average interest rates, at December 31	n.a.	n.a.	n.a.

ComEd

	2010	2009	2008
Average borrowings	$125	$82	$140
Maximum borrowings outstanding	346	265	568
Average interest rates, computed on a daily basis	0.72%	0.79%	3.91%
Average interest rates, at December 31	n.a.	0.69%	0.96%

PECO

	2010	2009	2008
Average borrowings	$—	$11	$82
Maximum borrowings outstanding	—	290	284
Average interest rates, computed on a daily basis	n.a.	0.67%	3.22%
Average interest rates, computed at December 31	n.a.	n.a.	0.90%

n.a.	Not applicable.

Credit Agreements

As of December 31, 2010, Exelon Corporate, Generation and PECO had access to separate unsecured credit facilities with aggregate bank commitments of $957 million, $4.8 billion and $574 million, respectively. The credit agreements expire on October 26, 2012, unless extended in accordance with their terms. Under their credit facilities, Exelon Corporate, Generation and PECO may request additional one-year extensions of that term. In addition, Exelon Corporate, Generation and PECO may request increases in the aggregate bank commitments under their credit facilities up to an additional $250 million, $1 billion and $200 million, respectively. Exelon anticipates refinancing these credit facilities in the first half of 2011.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

On March 25, 2010, ComEd replaced its $952 million credit facility with a new three-year $1 billion unsecured revolving credit facility that expires March 25, 2013, unless extended in accordance with its terms. ComEd may request additional one-year extensions of that term. In addition, ComEd may request increases in the aggregate bank commitments under its credit facility up to an additional $500 million. Any such extensions or increases are subject to the approval of the lenders party to the credit facility.

The Registrants may use the credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. The obligation of each lender to make any credit extension to a Registrant under its credit facilities is subject to various conditions including, among other things, that no event of default has occurred for the Registrant or would result from such credit extension. An event of default under any of the Registrants’ credit facilities would not constitute an event of default under any of the other Registrants’ credit facilities, except that a bankruptcy or other event of default in the payment of principal, premium or indebtedness in principal amount in excess of $100 million in the aggregate by Generation under its credit facility would constitute an event of default under the Exelon corporate credit facility.

At December 31, 2010, the Registrants had the following aggregate bank commitments, credit facility borrowings and available capacity under the credit agreements:

Borrower	Aggregate Bank Commitment (a)	Facility Draws	Outstanding Letters of Credit	Available Capacity at December 31, 2010		Average Interest Rate on Facility Borrowings for the year ended December 31, 2010
				Actual	To Support Additional Commercial Paper
Exelon Corporate	$957	$—	$7	$950	$950	—
Generation	4,834	—	214	4,620	4,620	—
ComEd	1,000	—	196	804	804	0.61%
PECO	574	—	1	573	573	—

Total	$7,365	$—	$418	$6,947	$6,947	—

(a)	Excludes additional credit facility agreements for Generation, ComEd and PECO with aggregate commitments of $30 million, $32 million and $32 million, respectively, arranged with minority and community banks located primarily within ComEd’s and PECO’s service territories. These facilities expire on October 21, 2011 and are solely for issuing letters of credit. As of December 31, 2010, letters of credit issued under these agreements totaled $11 million, $26 million and $20 million for Generation, ComEd and PECO, respectively.

Borrowings under each credit agreement bear interest at a rate selected by the borrower based upon either the prime rate or at a rate fixed for a specified period based upon a LIBOR-based rate. The Exelon, Generation and PECO agreements provide for an adder of up to 65 basis points to be added to the LIBOR-based rate, based upon the credit rating of the borrower. The ComEd agreement provides for adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings to be added, based upon ComEd’s credit rating.

Additionally, on November 4, 2010, Generation entered into a supplemental credit facility, which provides for an aggregate commitment of up to $300 million. The effectiveness and availability of the credit facility were subject to various conditions, which were satisfied on February 7, 2011. This facility will be primarily used to issue letters of credit, but also permits cash borrowings at a rate of LIBOR or a base rate, plus an adder of 200 basis points. No cash borrowings are anticipated under this facility.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the year ended December 31, 2010:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At December 31, 2010 the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	12.42	27.46	5.34	4.68

Variable Rate Debt

Under the terms of ComEd’s variable-rate tax-exempt debt agreements, ComEd may be required to repurchase that debt before its stated maturity unless supported by sufficient letters of credit. If ComEd was required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. ComEd has classified certain amounts outstanding under these debt agreements as long-term based on management’s intent and ability to renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis or utilize the capacity under existing long-term credit facilities.

Generation had letter of credit facilities that expired during the second quarter of 2010, which were used to enhance the credit of variable-rate long-term tax-exempt bonds totaling $213 million, with maturities ranging from 2016—2034. Generation repurchased the $213 million of tax-exempt bonds during 2010 and permanently extinguished $24 million of these tax-exempt bonds. Generation has the ability to remarket the remaining bonds whenever it determines it to be economically advantageous.

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its customer accounts receivable designated under the agreement in exchange for proceeds of $225 million, which Exelon and PECO accounted for as a sale under previous guidance on accounting for transfers of financial assets. The accounting guidance was amended, effective for the Registrants on January 1, 2010, and required that this transaction be accounted for as a secured borrowing, as the transferred interest did not meet the criteria of a participating interest as defined under the authoritative guidance. Therefore, on January 1, 2010, the proceeds of $225 million representing the transferred interest in customer accounts receivable previously recorded as a contra-receivable were reclassified to a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. Additionally, the servicing liability of $2 million recorded under the previous guidance was released. As of December 31, 2010, the financial institution’s undivided interest in Exelon’s and PECO’s gross customer accounts receivable was equivalent to $346 million, which is calculated under the terms of the agreement. Upon termination or liquidation of this agreement, the financial institution will be entitled to recover up to $225 million plus the accrued yield

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

payable from the pool of receivables pledged. On September 7, 2010, PECO extended this agreement, which terminates on September 6, 2011 unless further extended in accordance with its terms. As of December 31, 2010, PECO was in compliance with the requirements of the agreement. In the event the agreement is not further extended, PECO has sufficient short-term liquidity and could seek alternative financing.

Long-Term Debt

The following tables present the outstanding long-term debt at Exelon, Generation, ComEd and PECO as of December 31, 2010 and 2009:

Exelon

	Rates	Maturity Date	December 31,
			2010	2009
Long-term debt
First mortgage bonds (a)(b):
Fixed rates	4.00%-7.63%	2011-2038	$6,917	$6,630
Floating rates	0.24%-0.27%	2017-2021	191	191
Senior unsecured notes	4.00%-6.25%	2014-2041	4,902	4,400
Notes payable and other (c)	6.95%-7.83%	2011-2020	176	178
Pollution control notes:
Floating rates	0.29%-0.35%	2016-2034	—	213
Fixed rates	5.00%	2042	46	46
Sinking fund debentures	4.75%	2011	2	2

Total long-term debt			12,234	11,660
Unamortized debt discount and premium, net			(34)	(35)
Unamortized settled fair value hedge, net			(1)	(1)
Fair value hedge carrying value adjustment, net			14	10
Long-term debt due within one year			(599)	(639)

Long-term debt			$11,614	$10,995

Long-term debt to financing trusts (d)
Payable to PETT	6.52%	2010	—	415
Subordinated debentures to ComEd Financing III	6.35%	2033	206	206
Subordinated debentures to PECO Trust III	7.38%	2028	81	81
Subordinated debentures to PECO Trust IV	5.75%	2033	103	103

Total long-term debt to financing trusts			390	805
Long-term debt due to financing trusts due within one year			—	(415)

Long-term debt to financing trusts			$390	$390

(a)	Substantially all of ComEd’s assets other than expressly excepted property and substantially all of PECO’s assets are subject to the liens of their respective mortgage indentures.
(b)	Includes First Mortgage Bonds issued under the ComEd and PECO mortgage indentures securing pollution control bonds and notes.
(c)	Includes capital lease obligations of $36 million and $38 million at December 31, 2010 and 2009, respectively. Lease payments of $2 million, $3 million, $3 million, $3 million, $3 million and $21 million will be made in 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.
(d)	Amounts owed to these financing trusts are recorded as debt to financing trusts within Exelon’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation

	Rates	Maturity Date	December 31,
			2010	2009
Long-term debt
Senior unsecured notes	5.20%-6.25%	2014-2041	$3,602	$2,700
Pollution control notes
Floating rates	0.29%-0.35%	2016-2034	—	213
Fixed rates	5.00%	2042	46	46
Notes payable and other (a)	7.83%	2011-2020	36	38

Total long-term debt			3,684	2,997
Unamortized debt discount and premium, net			(5)	(4)
Long-term debt due within one year			(3)	(26)

Long-term debt			$3,676	$2,967

(a)	Includes Generation’s capital lease obligations of $36 million and $38 million at December 31, 2010 and 2009, respectively. Generation will make lease payments of $2 million, $3 million, $3 million, $3 million, $3 million and $21 million in 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

ComEd

	Rates	Maturity Date	December 31,
			2010	2009
Long-term debt
First Mortgage Bonds (a)(b):
Fixed rates	4.00%-7.63%	2011-2038	$4,692	$4,405
Floating rates	0.24%-0.27%	2017-2021	191	191
Notes payable	6.95%	2018	140	140
Sinking fund debentures	4.75%	2011	2	2

Total long-term debt			5,025	4,738
Unamortized debt discount and premium, net			(24)	(26)
Unamortized settled fair value hedge, net			—	(1)
Long-term debt due within one year			(347)	(213)

Long-term debt			$4,654	$4,498

Long-term debt to financing trust (c)
Subordinated debentures to ComEd Financing III	6.35%	2033	$206	$206

(a)	Substantially all of ComEd’s assets other than expressly excepted property are subject to the lien of its mortgage indenture.
(b)	Includes First Mortgage Bonds issued under the ComEd mortgage indenture securing pollution control bonds and notes.
(c)	Amount owed to this financing trust is recorded as debt to financing trust within ComEd’s Consolidated Balance Sheets.

On January 18, 2011, ComEd issued $600 million of 1.625% First Mortgage Bonds, Series 110, due January 15, 2014. The net proceeds of the Bonds were used by ComEd as an interim source of liquidity for the January 2011 contribution to Exelon-sponsored pension plans in which ComEd participates. ComEd anticipates receiving tax refunds as a result of both the pension contribution and recent Federal tax legislation allowing for accelerated depreciation deductions in 2011 and 2012. As a result, the immediate and direct use of the net proceeds to fund the planned contribution will allow

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

those future cash receipts to be available to ComEd to fund capital investment and for general corporate purposes. See Note 13—Retirement Benefits for further discussion of the anticipated pension contribution.

PECO

	Rates	Maturity Date	December 31,
			2010	2009
Long-term debt
First Mortgage Bonds (a)(b):
Fixed rates	4.00%-5.95%	2011-2037	$2,225	$2,225

Total long-term debt			2,225	2,225
Unamortized debt discount and premium, net			(3)	(4)
Long-term debt due within one year			(250)	—

Long-term debt			$1,972	$2,221

Long-term debt to financing trusts (c)
PETT Series 2001	6.52%	2010	—	415
Subordinated debentures to PECO Trust III	7.38%	2028	81	81
Subordinated debentures to PECO Trust IV	5.75%	2033	103	103

Total long-term debt to financing trusts			184	599
Long-term debt due to financing trusts due within one year			—	(415)

Long-term debt to financing trusts			$184	$184

(a)	Substantially all of PECO’s assets are subject to the lien of its mortgage indenture.
(b)	Includes First Mortgage Bonds issued under the PECO mortgage indenture securing pollution control bonds and notes.
(c)	Amount owed to this financing trust is recorded as debt to financing trust within PECO’s Consolidated Balance Sheets.

Long-term debt maturities at Exelon, Generation, ComEd and PECO in the periods 2011 through 2015 and thereafter are as follows:

Year	Exelon		Generation	ComEd		PECO
2011	$599		$3	$347		$250
2012	828		3	450		375
2013	555		3	252		300
2014	770		503	17		250
2015	1,063		3	260		—
Thereafter	8,809	(a)	3,169	3,905	(b)	1,234	(c)

Total	$12,624		$3,684	$5,231		$2,409

(a)	Includes $390 million due to ComEd and PECO financing trusts.
(b)	Includes $206 million due to ComEd financing trust.
(c)	Includes $184 million due to PECO financing trusts.

See Note 4—Accounts Receivable for information regarding PECO’s accounts receivable agreement.

See Note 9—Derivative Financial Instruments for additional information regarding interest rate swaps.

See Note 15—Preferred Securities for additional information regarding preferred securities.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

11. Income Taxes (Exelon, Generation, ComEd and PECO)

Income tax expense (benefit) from continuing operations is comprised of the following components:

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
Included in operations:
Federal
Current	$506	$372	$(203)	$464
Deferred	972	635	496	(276)
Investment tax credit amortization	(12)	(7)	(3)	(2)
State
Current	171	65	(22)	87
Deferred	21	113	89	(121)

Total	$1,658	$1,178	$357	$152

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO

Included in operations:
Federal
Current	$803	$631	$(39)	$329
Deferred	775	648	228	(143)
Investment tax credit amortization	(12)	(7)	(3)	(2)
State
Current	154	131	4	26
Deferred	(8)	30	39	(64)

Total	$1,712	$1,433	$229	$146

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO

Included in operations:
Federal
Current	$790	$669	$(125)	$327
Deferred	341	229	230	(147)
Investment tax credit amortization	(12)	(7)	(3)	(2)
State
Current	169	150	(7)	43
Deferred	29	89	33	(71)

Total	$1,317	$1,130	$128	$150

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.0	3.7	6.3	(4.7)
Qualified nuclear decommissioning trust fund income	1.7	2.3	—	—
Domestic production activities deduction	(1.2)	(1.5)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Health care reform legislation	1.4	0.7	1.4	1.6
Amortization of investment tax credit	(0.3)	(0.2)	(0.4)	(0.4)
Plant basis differences	—	—	(0.1)	0.2
Uncertain tax position remeasurement	—	(2.0)	9.0	—
Other	(0.2)	(0.4)	0.2	0.2

Effective income tax rate	39.3%	37.4%	51.4%	31.9%

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.1	3.0	4.7	(5.0)
Qualified nuclear decommissioning trust fund income	3.1	3.8	—	—
Domestic production activities deduction	(0.9)	(1.1)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Nontaxable postretirement benefits	(0.2)	(0.2)	(0.5)	(0.3)
Amortization of investment tax credit	(0.2)	(0.1)	(0.5)	(0.4)
Plant basis differences	—	—	(0.3)	(0.1)
Other	—	0.1	(0.4)	0.1

Effective income tax rate	38.8%	40.3%	38.0%	29.3%

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.2	4.6	5.0	(3.9)
Qualified nuclear decommissioning trust fund losses	(3.2)	(3.8)	—	—
Domestic production activities deduction	(1.3)	(1.6)	—	—
Tax exempt income	(0.2)	(0.3)	—	—
Nontaxable postretirement benefits	(0.3)	(0.2)	(0.8)	(0.3)
Amortization of investment tax credit	(0.2)	(0.1)	(0.9)	(0.5)
Plant basis differences	—	—	—	0.3
Other	(0.4)	(0.2)	0.6	1.0

Effective income tax rate	32.6%	33.4%	38.9%	31.6%

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets (liabilities), as of December 31, 2010 and 2009 are presented below:

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
Plant basis differences	$(5,931)	$(1,961)	$(2,552)	$(1,811)
Unrealized gains on derivative financial instruments	(523)	(908)	(4)	(1)
Deferred pension and post-retirement obligation	485	(550)	(635)	(37)
Nuclear decommissioning activities	(444)	(444)	—	—
Deferred debt refinancing costs	(46)	—	(38)	(7)
Goodwill	4	(1)	—	—
Other, net	(39)	295	65	81

Deferred income tax liabilities (net)	$(6,494)	$(3,569)	$(3,164)	$(1,775)
Unamortized investment tax credits	(212)	(176)	(29)	(7)

Total deferred income tax liabilities (net) and unamortized investment tax credits	$(6,706)	$(3,745)	$(3,193)	$(1,782)

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO
Plant basis differences	$(5,838)	$(1,638)	$(2,333)	$(1,710)
Stranded cost recovery	(567)	—	—	(567)
Unrealized gains on derivative financial instruments	(613)	(971)	(5)	(1)
Deferred pension and post-retirement obligation	1,312	(161)	(248)	26
Emission allowances	(24)	(24)	—	—
Nuclear decommissioning activities	(334)	(334)	—	—
Deferred debt refinancing costs	(59)	(3)	(47)	(9)
Goodwill	4	(1)	—	—
Other, net	441	210	56	94

Deferred income tax liabilities (net)	$(5,678)	$(2,922)	$(2,577)	$(2,167)
Unamortized investment tax credits	(224)	(184)	(32)	(9)

Total deferred income tax liabilities (net) and unamortized investment tax credits	$(5,902)	$(3,106)	$(2,609)	$(2,176)

The following table provides the Registrants’ carryforwards and any corresponding valuation allowances as of December 31, 2010. ComEd and PECO do not have any carryforwards as of December 31, 2010.

As of December 31, 2010	Exelon		Generation
State net operating loss carryforward	$539	(a)	$8
Deferred taxes	20		1
Valuation allowance	9		—

(a)	Exelon’s state net operating loss carryforwards will expire beginning in 2019.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Tabular reconciliation of unrecognized tax benefits

The following table provides a reconciliation of the Registrants’ unrecognized tax benefits as of December 31, 2010, 2009 and 2008:

	Exelon	Generation	ComEd	PECO
Unrecognized tax benefits at January 1, 2010	$1,498	$633	$471	$372
Increases based on tax positions related to 2010	1	—	—	—
Decreases based on tax positions related to 2010	(2)	(2)	—	—
Change to positions that only affect timing	(262)	55	(3)	(328)
Increases based on tax positions prior to 2010	8	8	—	—
Decreases based on tax positions prior to 2010	(3)	(3)	—	—
Decreases related to settlements with taxing authorities	(452)	(26)	(396)	—
Decreases from expiration of statute of limitations	(1)	(1)	—	—

Unrecognized tax benefits at December 31, 2010	$787	$664	$72	$44

	Exelon	Generation	ComEd	PECO
Unrecognized tax benefits at January 1, 2009	$1,495	$468	$635	$365
Decreases based on tax positions related to 2009	(2)	(2)	—	—
Change to positions that only affect timing	19	172	(154)	7
Increases based on tax positions prior to 2009	4	3	—	—
Decreases related to settlements with taxing authorities	(18)	(8)	(10)	—

Unrecognized tax benefits at December 31, 2009	$1,498	$633	$471	$372

	Exelon	Generation	ComEd	PECO
Unrecognized tax benefits at January 1, 2008	$1,582	$431	$688	$424
Increases based on tax positions prior to 2008	18	5	12	—
Change to positions that only affect timing	(74)	32	(65)	(59)
Increases based on tax positions related to 2008	3	3	—	—
Decreases related to settlements with taxing authorities	(25)	(3)	—	—
Decrease from expiration of statute of limitations	(9)	—	—	—

Unrecognized tax benefits at January 1, 2008	$1,495	$468	$635	$365

Included in Exelon’s unrecognized tax benefits balance at December 31, 2010 and 2009 are approximately $783 million and $1.4 billion, respectively, of tax positions for which the ultimate tax benefit is highly certain, but for which there is uncertainty about the timing of such benefits. The disallowance of such positions would not materially affect the annual effective tax rate but would accelerate the payment of cash to or defer the receipt of the cash tax benefit from the taxing authority to an earlier or later period respectively.

Unrecognized tax benefits that if recognized would affect the effective tax rate

Exelon and Generation have $4 million and $4 million, respectively, of unrecognized tax benefits at December 31, 2010 that, if recognized, would decrease the effective tax rate. Exelon, Generation and ComEd had $95 million, $33 million and $62 million, respectively, of unrecognized tax benefits at December 31, 2009 that, if recognized, would decrease the effective tax rate.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Total amounts of interest and penalties recognized

Exelon, Generation, ComEd and PECO have reflected in their Consolidated Balance Sheets as of December 31, 2010 a net interest receivable (payable) of $21 million, $(22) million, $14 million and $22 million, respectively, related to their uncertain tax positions. Exelon, Generation, ComEd and PECO reflected in their Consolidated Balance Sheets as of December 31, 2009 a net interest receivable (payable) of $28 million, $(17) million, $(28) million and $54 million, respectively, related to their uncertain tax positions. The Registrants recognize accrued interest related to uncertain tax positions in interest expense (income) in other income and deductions on their Consolidated Statements of Operations. Exelon, Generation, ComEd and PECO have reflected in their Consolidated Statements of Operations net interest expense of $110 million, $6 million, $57 million and $35 million, respectively, related to their uncertain tax positions for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2009, Exelon, Generation, ComEd and PECO reflected in their Consolidated Statements of Operations net interest expense (income) of $(42) million, $9 million, $(62) million and $(5) million, respectively, related to their uncertain tax positions. For the twelve months ended December 31, 2008, Exelon, Generation, ComEd and PECO reflected in their Consolidated Statements of Operations net interest expense (income) of $(31) million, $(11) million, $(2) million and $(12) million, respectively, related to their uncertain tax positions. The Registrants have not accrued any penalties with respect to uncertain tax positions.

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

In addition, in the second quarter of 2010, Entergy Corporation concluded its trial in the United States Tax Court of a similar dispute involving the assumption of decommissioning liabilities in connection with the purchase of a nuclear power plant. It is possible that a decision will be reached in that case in the next twelve months. While the decision in that case would not serve as binding precedent for AmerGen’s litigation in the United States Court of Federal Claims, the reasoning of the

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

decision may cause Generation to reevaluate the total amount of unrecognized tax benefits. Due to the possibility of quicker resolution through the ADR program and the possibility of a decision being entered in the Entergy trial, Generation believes that it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months.

Tax Method of Accounting for Repairs

In 2009, Exelon received approval from the IRS to change its method of accounting for repair costs associated with Generation’s power plants. The new tax method of accounting resulted in net positive cash flow for 2010 of approximately $160 million and approximately $420 million for 2009. Although the IRS granted Exelon approval to change its method of accounting, the approval did not affirm the methodology used to calculate the deduction. Exelon had requested and received approval from the IRS to review its methodology through its Pre-Filing Agreement program. However, in the second quarter of 2010, Exelon was informed that the IRS has suspended the pre-filing agreement process and instead intends to issue broad industry guidance with respect to electric generation power plants. If that broader guidance is issued, it is reasonably possible that the total amount of unrecognized tax benefits could increase or decrease within the next 12 months.

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

Description of tax years that remain subject to examination by major jurisdiction

Taxpayer	Open Years
Exelon (and predecessors) and subsidiaries consolidated Federal income tax returns	1999-2009
Exelon and subsidiaries Illinois unitary income tax returns	2004-2009
Exelon Pennsylvania corporate net income tax returns	2006-2009
PECO Pennsylvania corporate net income tax returns	2007-2009

The audit of Exelon’s 2002 through 2006 taxable years was completed in the first quarter of 2010.

Other Tax Matters

IRS Appeals 1999-2001 (Exelon, ComEd and PECO)

1999 Sale of Fossil Generating Assets (Exelon and ComEd). Exelon, through its ComEd subsidiary, took two positions on its 1999 income tax return to defer approximately $2.8 billion of tax gain on the 1999 sale of ComEd’s fossil generating assets. Exelon deferred approximately $1.6 billion of the gain under the involuntary conversion provisions of the IRC. Exelon believes that it was economically compelled to dispose of ComEd’s fossil generating plants as a result of the Illinois Act and that the proceeds from the sale of the fossil plants were properly reinvested in qualifying replacement property such that the gain could be deferred over the lives of the replacement property under the involuntary conversion provisions. The remaining approximately $1.2 billion of the gain was

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

deferred by reinvesting the proceeds from the sale in qualifying replacement property under the like-kind exchange provisions of the IRC. The like-kind exchange replacement property purchased by Exelon included interests in three municipal-owned electric generation facilities which were properly leased back to the municipalities.

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

2009 Status of Tax Positions. During 2009, Exelon held discussions with IRS Appeals in an attempt to reach a settlement on both the involuntary conversion and like-kind exchange positions, in a manner commensurate with Exelon’s and the IRS’ respective hazards of litigation with respect to each issue. During the second quarter of 2009, Exelon determined that a settlement with IRS Appeals was unlikely and that Exelon would be required to initiate litigation in order to resolve the issues. Accordingly, Exelon concluded that it had sufficient new information that a remeasurement of these two positions was required in accordance with applicable accounting standards. As a result, Exelon recorded a $31 million (after-tax) interest benefit of which $40 million (after-tax) was recorded at ComEd. The difference in amounts recorded at Exelon and ComEd is due to the method of allocating interest to the Registrants.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Due to the fact that tax litigation often results in a negotiated settlement, as of December 31, 2009, Exelon believed that an eventual settlement on the involuntary conversion position remained a likely outcome. Therefore, Exelon and ComEd established a liability for an unrecognized tax benefit consistent with their view as to a likely settlement.

With regard to the like-kind exchange transaction, as of December 31, 2009, Exelon believed it was likely that the issue would be fully litigated. Exelon assessed in accordance with accounting standards whether it would prevail in litigation. While Exelon recognized the complexity and hazards of this litigation, it believed that it was more likely than not that it would prevail in such litigation and therefore eliminated any liability for unrecognized tax benefits.

In addition to attempting to impose tax on the transactions, the IRS had asserted penalties of approximately $196 million for a substantial understatement of tax. Because Exelon believed it was unlikely that the penalty assertion would ultimately be sustained, Exelon and ComEd had not recorded a liability for penalties as of December 31, 2009.

2010 Status of Tax Positions. In connection with Exelon’s discussions with IRS Appeals during the second quarter of 2010, IRS Appeals proposed a settlement offer for the like-kind exchange transaction and involuntary conversion and CTC positions.

Based on the status of these settlement discussions, Exelon concluded that it had sufficient new information that a remeasurement of the involuntary conversion and CTC positions was required in accordance with applicable accounting standards. As a result of the required re-measurement in the second quarter of 2010, Exelon recorded $65 million (after-tax) of interest expense, of which $36 million (after-tax) and $22 million (after-tax) were recorded at ComEd and PECO, respectively. ComEd also recorded a current tax expense of $70 million offset with a tax benefit recorded at Generation of $70 million. The amount recorded at Generation reflects the reduction of current taxes payable and deferred tax liabilities for the increase in tax basis of the related assets transferred from ComEd in accordance with the Contribution Agreement dated January 1, 2001, pursuant to which ComEd’s generating business ultimately was transferred to Generation.

In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. The agreement is consistent with IRS Appeals’ second quarter offer to settle the involuntary conversion and CTC positions and also includes IRS Appeals’ agreement to withdraw its assertion of the $110 million substantial understatement penalty with respect to Exelon’s involuntary conversion position. Final resolution of the involuntary conversion and CTC disputes remains subject to finalizing terms and calculations and executing definitive agreements satisfactory to both parties. As a result of the preliminary agreement, Exelon and ComEd eliminated any liability for unrecognized tax benefits and established a current tax payable to the IRS.

Under the terms of the preliminary agreement, Exelon estimates that the IRS will assess tax and interest of approximately $300 million in 2011 for the years for which there is a resulting tax deficiency, of which $405 million would be paid by ComEd, $135 million would be received by PECO, $10 million would be paid by Generation and the remainder received by Exelon. These amounts are net of approximately $300 million of refunds due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the SSCM as well as other agreed upon audit adjustments. In order to stop additional interest from accruing on the expected assessment, Exelon made a payment in December 2010 to the IRS of $302 million. See Note 21—Related Party Transactions for the impact of

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

this payment on Exelon’s and ComEd’s intercompany balances. Further, Exelon expects to receive additional tax refunds of approximately $270 million between 2011 and 2014, of which $335 million would be received by ComEd, $40 million would be paid by Generation and the remainder paid by Exelon.

Also during the third quarter, Exelon and IRS Appeals failed to reach a settlement with respect to the like-kind exchange position. Exelon continues to believe that its like-kind exchange transaction is not the same as or substantially similar to a SILO and does not believe that the concession demanded by the IRS in its settlement offer reflects the strength of Exelon’s position. IRS Appeals also continues to assert an $86 million penalty for a substantial understatement of tax with respect to the like-kind exchange position.

While Exelon has been and remains willing to settle the issue in a manner generally commensurate with its hazards of litigation, the IRS has thus far been unwilling to settle the issue without requiring a nearly complete concession of the issue by Exelon. Accordingly, to continue to contest the IRS’s disallowance of the like-kind exchange position and its assertion of the $86 million substantial understatement penalty, Exelon expects to initiate litigation in the second half of 2011 after the final resolution of the involuntary conversion and CTC settlement. Given that Exelon has determined settlement is not a realistic outcome, it has assessed in accordance with applicable accounting standards whether it will prevail in litigation. While Exelon recognizes the complexity and hazards of this litigation, it believes that it is more likely than not that it will prevail in such litigation and therefore eliminated any liability for unrecognized tax benefits. Further, Exelon believes it is unlikely that the penalty assertion will ultimately be sustained, Exelon and ComEd have not recorded a liability for penalties. However, should the IRS prevail in asserting the penalty it would result in an after-tax charge of $86 million to Exelon’s and ComEd’s results of operations.

As of December 31, 2010, assuming Exelon’s preliminary settlement of the involuntary conversion position is finalized, the potential tax and interest, exclusive of penalties, that could become currently payable in the event of a fully successful IRS challenge to Exelon’s like-kind exchange position could be as much as $830 million, of which $540 million would be paid by ComEd and the remainder by Exelon. If the IRS were to prevail in litigation on the like-kind exchange position, Exelon’s results of operations could be negatively affected due to increased interest expense, as of December 31, 2010, by as much as $230 million (after-tax), of which $180 million would be recorded at ComEd and the remainder by Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

Based on Exelon management’s expectations as to the potential of a settlement and litigation outcome, it is reasonably possible that the unrecognized tax benefits related to these issues may significantly change within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

2011 Illinois State Tax Rate Legislation (Exelon, Generation and ComEd)

The Taxpayer Accountability and Budget Stabilization Act, (SB 2505), enacted into law in Illinois on January 13, 2011, increases the corporate tax rate in Illinois from 7.3% to 9.5% for tax years 2011—2014, provides for a reduction in the rate from 9.5% to 7.75% for tax years 2015—2024 and further reduces the rate from 7.75% to 7.3% for tax years 2025 and thereafter.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The rate change from 7.3% to 9.5% will result in a one-time charge or credit to deferred taxes as the balances must be recalculated at the new corporate tax rates. The Registrants are unable to estimate the impact at this time. Additionally, the rate change will increase future Illinois current state income taxes for Exelon, Generation, and ComEd, including estimated increases in 2011 of approximately $25 million, $10 million and $10 million, respectively.

Illinois Replacement Investment Tax Credits (Exelon, Generation and ComEd)

On February 20, 2009, the Illinois Supreme Court ruled in Exelon’s favor in a case involving refund claims for Illinois investment tax credits. Responding to the Illinois Attorney General’s petition for rehearing, on July 15, 2009, the Illinois Supreme Court modified its opinion to indicate that it was to be applied only prospectively, beginning in 2009. On December 22, 2009, Exelon filed a Petition of Writ for Certiorari with the United States Supreme Court appealing the Illinois Supreme Court’s July 15, 2009 modified opinion. In the third quarter of 2009, Exelon, Generation and ComEd decreased their unrecognized tax benefits related to this position. On March 1, 2010, the United States Supreme Court announced that it would not review the Illinois Supreme Court’s decision. As a result of the United States Supreme Court decision, Exelon, Generation and ComEd ceased reporting their unrecognized tax benefits as of March 31, 2010.

Long-Term State Tax Apportionment (Exelon and Generation)

Exelon and Generation periodically review events that may significantly impact how income is apportioned among the states and, therefore, the calculation of Exelon’s and Generation’s deferred state income taxes. On April 16, 2009, the PAPUC approved PECO’s electricity procurement proposal that will have an impact on Exelon’s and Generation’s apportionment of income among the states. Accordingly, Exelon and Generation reevaluated the impacts to deferred state taxes in the second quarter of 2009. The effect of such evaluations resulted in the recording of a non-cash deferred state tax benefit in the amount of $34.7 million, net of taxes. Exelon and Generation have treated electricity as tangible personal property for this purpose which is consistent with the February and July 2009 Illinois Supreme Court decisions. In 2010, the Registrants performed a review of the long-term state tax rates and noted no significant events that would materially impact state apportionment. As such, there was no update to the long-term state apportionment rates in 2010.

Tax Sharing Agreement (Exelon, Generation, ComEd and PECO)

Generation, ComEd and PECO are all party to an agreement with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities and benefits (Tax Sharing Agreement). The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to Exelon is reallocated to the other Registrants. That allocation is treated as a contribution to the capital of the party receiving the benefit. During 2010, Generation, ComEd and PECO recorded an allocation of Federal tax benefits from Exelon under the Tax Sharing Agreement of $60 million, $2 million and $43 million, respectively.

12. Asset Retirement Obligations (Exelon, Generation, ComEd and PECO)

Nuclear Decommissioning Asset Retirement Obligations

Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. To estimate its decommissioning obligation related to its nuclear

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

generating stations, Generation uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models and discount rates. The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2009 to December 31, 2010:

Exelon and Generation
Nuclear decommissioning ARO at January 1, 2009	$3,485
Accretion expense	203
Net decrease due to changes in estimated future cash flows	(409)
Costs incurred to decommission retired plants	(19)

Nuclear decommissioning ARO at December 31, 2009 (a)	3,260
Accretion expense	191
Net increase due to changes in estimated future cash flows	624
Extinguishment of Zion Station ARO	(768)
Costs incurred to decommission retired plants	(31)

Nuclear decommissioning ARO at December 31, 2010 (a)	$3,276

(a)	Includes $5 million and $17 million as the current portion of the ARO at December 31, 2010 and 2009, respectively, which is included in other current liabilities on Exelon and Generation’s Consolidated Balance Sheets.

During 2010, Generation recorded a net increase in the ARO of $16 million, primarily reflecting the ZionSolutions’ assumption of decommissioning and other liabilities for Zion Station (see discussion below); and increases for accretion and for updates to estimated future cash flows across all of Generation’s units. Changes in estimated future cash flows increased the ARO by $624 million, including approximately $200 million associated with the accelerated timing of the Zion Station decommissioning. The remainder of the increase is the result of cost study estimate updates and the change in timing of general decommissioning activities at select sites in Generation’s nuclear fleet, including revisions to the timing and amount of SNF disposal; partially offset by the impacts of lower escalation rates. This change in the ARO resulted in an immaterial impact to Exelon and Generation’s Consolidated Statements of Operations.

During 2009, Generation recorded a net decrease in the ARO of $409 million, primarily due to an update in the third quarter of 2009, which reflected updated decommissioning cost studies received for six nuclear units and a decline from the previous year in the cost escalation factor assumptions used to estimate future undiscounted decommissioning costs. This decrease in the ARO resulted in the recognition of $47 million of income (pre-tax), which is included in operating and maintenance expense in Exelon and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing ARC balances for the Non-Regulatory Agreement Units.

Zion Station Decommissioning

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

On September 1, 2010, Generation and EnergySolutions completed the transactions contemplated by the ASA. Specifically, Generation transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in related NDT funds. In consideration for Generation’s transfer of those assets, ZionSolutions assumed decommissioning and other liabilities associated with Zion Station. Pursuant to the ASA, ZionSolutions can periodically request reimbursement from the Zion Station-related NDT funds for costs incurred related to the decommissioning efforts at Zion Station. However, ZionSolutions is subject to certain restrictions on its ability to request that reimbursement; specifically, if certain milestones as defined within the ASA are not met, all or a portion of requested reimbursements shall be deferred until such milestones are met. The transfer of the Zion Station assets did not qualify for asset sale accounting treatment and as a result, the related NDT funds were reclassified to Pledged assets for Zion Station decommissioning within Exelon and Generation’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the extinguished ARO for decommissioning was replaced with a payable to ZionSolutions in Exelon and Generation’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers. Generation has retained its obligation to transfer the SNF at Zion Station to the DOE for ultimate disposal and maintains a liability of approximately $34 million, which is included within the nuclear decommissioning ARO. Generation also has retained a requisite level of NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station. As of December 31, 2010, the carrying value of the Zion Station pledged assets, which include the related NDT funds, and the payable to Zion Solutions were approximately $824 million and $786 million, respectively. The payable excludes a liability recorded within Generation’s Consolidated Balance Sheets related to the tax obligation on the unrealized activity associated with the Zion Station NDT funds. The NDT funds will be utilized to satisfy the tax obligations as gains and losses are realized. The current portion of the payable to ZionSolutions, included in Other Current Liabilities within Generation’s Consolidated Balance Sheets, was $127 million. As of December 31, 2010, ZionSolutions has withdrawn approximately $5 million for Zion Station decommissioning costs.

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

Nuclear Decommissioning Trust Fund Investments

NDT funds have been established for each generating station unit to satisfy Generation’s nuclear decommissioning obligations. NDT funds established for a particular unit may not be used to fund the decommissioning obligations of any other unit.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The NDT funds associated with the former ComEd, former PECO and former AmerGen units have been funded with amounts collected from ComEd customers, PECO customers and the previous owners of the former AmerGen plants, respectively. Based on an ICC order, ComEd ceased collecting amounts from its customers to pay for decommissioning costs. PECO currently collects funds, in revenues, for decommissioning the former PECO nuclear plants through regulated rates, and these collections are expected to continue through the operating lives of the plants. The amounts collected from PECO customers are remitted to Generation and deposited into the NDT funds. Every five years, PECO files a rate adjustment with the PAPUC reflecting updated fund balances and estimated decommissioning costs. The most recent rate adjustment occurred on January 1, 2008 and the effective rates currently yield annual collections of $29 million. The next five-year adjustment is expected to be reflected in rates charged to PECO customers effective January 1, 2013. With respect to the former AmerGen units, Generation does not collect any amounts, nor is there any mechanism by which Generation can seek to collect additional amounts, from customers. Apart from the contributions made to the NDT funds from amounts collected from ComEd and PECO customers, Generation has not made contributions to the NDT funds.

Any shortfall of funds necessary for decommissioning, determined for each generating station unit, is ultimately required to be funded by Generation. Generation has recourse to collect additional amounts from PECO customers related to a shortfall of NDT funds for the former PECO units, subject to certain limitations and thresholds, as prescribed by an order from the PAPUC. Generally, PECO will not be allowed to collect amounts associated with the first $50 million of any shortfall of trust funds, on an aggregate basis for all former PECO units, compared to decommissioning obligations, as well as 5% of any additional shortfalls. This initial $50 million and up to 5% of any additional shortfalls would be borne by Generation. No recourse exists to collect additional amounts from ComEd customers for the former ComEd units or from the previous owners of the former AmerGen units. With respect to the former ComEd and PECO units, any funds remaining in the NDTs after decommissioning has been completed are required to be refunded to ComEd’s or PECO’s customers, subject to certain limitations that allow sharing of excess funds with Generation related to the former PECO units. With respect to the former AmerGen units, Generation retains any funds remaining in the NDTs after decommissioning.

At December 31, 2010 and 2009, Exelon and Generation had NDT fund investments totaling $6,408 million and $6,669 million, respectively.

During 2010, there were no changes in NDT investment strategy. At December 31, 2010, approximately 57% of the funds were invested in equity and 43% were invested in fixed income securities. At December 31, 2009, approximately 53% of the funds were invested in equity and 47% were invested in fixed income securities.

Securities Lending Program. Generation’s NDT funds currently participate in a securities lending program with the trustees of the plans’ investment trusts. Under the program, securities loaned by the trustees are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received may not be sold or re-pledged by the trustees unless the borrower defaults.

In the fourth quarter of 2008, Exelon decided to end its participation in this securities lending program and initiated a gradual withdrawal of the trusts’ investments in order to minimize potential

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 11 months. The fair value of securities on loan was approximately $51 million and $357 million at December 31, 2010 and 2009, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $51 million and $366 million at December 31, 2010 and 2009, respectively. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

NRC Minimum Funding Requirements. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life. The estimated decommissioning obligations as calculated using the NRC methodology differ from the ARO recorded on Generation’s and Exelon’s Consolidated Balance Sheets primarily due to differences in assumptions regarding the decommissioning alternatives to be used, potential license renewals, decommissioning cost escalation, and the growth rate in the NDT funds. Under NRC regulations, if the minimum funding requirements calculated under the NRC methodology are less than the future value of the NDT funds, also calculated under the NRC methodology, then the NRC requires either further funding or other financial guarantees. Key assumptions used in the minimum funding calculation using the NRC methodology at December 31, 2010 include: (1) only one decommissioning scenario for each unit; (2) the plants cease operation at the end of their current license lives (does not include the possibility of license renewal for those units that have not already received renewals, except for Oyster Creek); (3) NRC minimum funding assumes current nominal dollar cost estimates that are neither escalated through the anticipated period of decommissioning, nor discounted using the CARFR; and (4) annual after-tax returns on the NDT funds are assumed to be 2% (3% for the former PECO units, as specified by the PAPUC). In contrast, Generation’s key assumptions related to calculating the ARO and forecasting the target growth in the NDT funds used by Generation at December 31, 2010 include: (1) the ARO is determined using multiple scenarios where decommissioning activities are completed under three possible scenarios ranging from 10 to 70 years after the cessation of plant operations; (2) the plants cease operating at the end of an extended license life (assuming 20-year license renewal extensions); (3) the ARO is the present value of the future obligation and the annual average accretion of the ARO is approximately 6.2% through a period of approximately 30 years after the end of the extended lives of the units; and (4) the estimated targeted annual after-tax return on the NDT funds is 4.6% to 5.4% (as compared to a historical 5-year annual average after-tax return of approximately 5%).

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

Generation has determined that as of December 31, 2010, the modest recovery in the financial markets has improved decommissioning funding levels for Byron and Braidwood such that parent guarantees are no longer required to meet the NRC’s minimum funding requirements. Generation intends to notify the NRC that parent guarantees are no longer required, on or before the date of the next NRC-required biennial decommissioning funding assurance submission, to be made no later than March 31, 2011. As the future values of trust funds change due to market conditions, the NRC minimum funding status of Generation’s units will change. In addition, if changes occur to the regulatory agreement with the PAPUC that currently allows amounts to be collected from PECO customers for decommissioning the former PECO nuclear plants, the NRC minimum funding status of those plants could change at subsequent NRC filing dates.

Accounting Implications of the Regulatory Agreements with ComEd and PECO. Based on the regulatory agreement with the ICC that dictates Generation’s obligations related to the shortfall or excess of NDT funds necessary for decommissioning the former ComEd units on a unit-by-unit basis, as long as funds held in the NDT funds exceed the total estimated decommissioning obligation, decommissioning-related activities, including realized and unrealized income and losses on the NDT funds and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, ComEd has recorded an equal noncurrent affiliate receivable from Generation and corresponding regulatory liability. Should the value of the NDT fund for any former ComEd unit fall below the amount of the estimated decommissioning obligation for that unit, the accounting to offset decommissioning-related activities in the Consolidated Statement of Operations for that unit would be discontinued, the decommissioning-related activities would be recognized in the Consolidated Statements of Operations and the adverse impact to Exelon’s and Generation’s results of operations and financial position could be material. At December 31, 2010, the NDT funds of each of the former ComEd units exceeded the related decommissioning obligation for each of the units. For the purposes of making this determination, the decommissioning obligation referred to is the ARO reflected on Generation’s Consolidated Balance Sheet at December 31, 2010 and is different from the calculation used in the NRC minimum funding obligation filings based on NRC guidelines.

Based on the regulatory agreement supported by the PAPUC that dictates Generation’s rights and obligations related to the shortfall or excess of trust funds necessary for decommissioning the seven former PECO nuclear units, regardless of whether the funds held in the NDT funds exceed or fall short of the total estimated decommissioning obligation, decommissioning-related activities are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, PECO has recorded an equal noncurrent affiliate receivable from Generation and a corresponding regulatory liability. Any changes to the PECO regulatory agreements could impact Exelon’s and Generation’s ability to offset decommissioning-related activities within the Consolidated Statement of Operations, and the impact to Exelon’s and Generation’s results of operations and financial position could be material. See Note 2—Regulatory Matters for information

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

regarding the approved Settlement permitting the NDCAC to continue after the termination of PECO’s CTC collections on December 31, 2010. The Settlement will not result in a material impact to Exelon or Generation’s future results of operations, cash flows or financial position.

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

The following table provides unrealized gains (losses) on NDT funds for the years ended 2010, 2009 and 2008:

	Exelon and Generation
	For the Years Ended December 31,
	2010	2009	2008
Net unrealized gains (losses) on decommissioning trust funds—Regulatory Agreement Units (a,b)	$294	$799	$(1,023)
Net unrealized gains (losses) on decommissioning trust funds—Non-Regulatory Agreement Units (c)	104	227	(324)

(a)	Gains related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.
(b)	Excludes $20 million gains related to the Zion Station pledged assets in 2010. Gains related to Zion Station pledged assets are included in payable for Zion Station decommissioning on Exelon and Generation’s Consolidated Balance Sheets.
(c)	Gains related to Generation’s NDT funds associated with Non-Regulatory Agreement Units are included within Other, net in Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

Non-Nuclear Asset Retirement Obligations (Exelon, Generation, ComEd, and PECO)

Generation has AROs for plant closure costs associated with its fossil, hydroelectric and wind generating stations, including asbestos abatement, removal of certain storage tanks, restoring leased land to the condition it was in prior to construction of wind generating stations and other decommissioning-related activities. ComEd and PECO have AROs primarily associated with the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs. See Note 1—Significant Accounting Policies for additional information on the Registrants’ accounting policy for AROs.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table presents the activity of the non-nuclear AROs reflected on the Registrants’ Consolidated Balance Sheets from January 1, 2009 to December 31, 2010:

	Exelon	Generation	ComEd	PECO
Non-nuclear AROs at January 1, 2009	$262	$64	$174	$24
Net increase (decrease) resulting from updates to estimated future cash flows	(81)	5	(85)	(1)
Accretion (a)	12	4	8	1
Payments	(2)	—	(2)	—

Non-nuclear AROs at December 31, 2009	191	73	95	24
Net increase (decrease) resulting from updates to estimated future cash flows (b)	13	(3)	8	8
Accretion (a)	9	3	4	1
Acquisition of Exelon Wind (c)	13	13	—	—
Payments	(3)	—	(2)	(1)

Non-nuclear AROs at December 31, 2010	$223	$86	$105	$32

(a)	For ComEd and PECO, the majority of the accretion is recorded as an increase to a regulatory asset due to the associated regulatory treatment.
(b)	ComEd and PECO recorded reductions in operating and maintenance expense of $10 million and $1 million, respectively, during the year ended December 31, 2010 relating to updates to estimated future cash flows.
(c)	Refer to Note 3—Acquisition for additional information regarding Exelon Wind.

13. Retirement Benefits (Exelon, Generation, ComEd and PECO)

As of December 31, 2010, Exelon sponsored five qualified defined benefit pension plans, two non-qualified defined benefit pension plans and three other postretirement benefit plans for essentially all Generation, ComEd, PECO and BSC employees.

Exelon’s traditional and cash balance pension plans are intended to be tax-qualified defined benefit plans. Substantially all non-union employees and electing union employees hired on or after January 1, 2001 participate in cash balance pension plans. Effective January 1, 2009, substantially all newly hired union-represented employees participate in cash balance pension plans. Exelon has elected that the trusts underlying these plans be treated under the IRC as qualified trusts. If certain conditions are met, Exelon can deduct payments made to the qualified trusts, subject to certain IRC limitations.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Benefit Obligations and Plan Assets, and Funded Status

Exelon recognizes the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability on its balance sheet, with offsetting entries to Accumulated Other Comprehensive Income (AOCI) and regulatory assets, in accordance with the applicable authoritative guidance. The impact of changes in assumptions used to measure pension and other postretirement benefit obligations is generally recognized over the expected average remaining service period of the plan participants. The measurement date for the plans is December 31. The following table provides a rollforward of the changes in the benefit obligations and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Net benefit obligation at beginning of year	$11,482	$10,788	$3,658	$3,480
Service cost	190	178	124	113
Interest cost	660	651	214	205
Plan participants’ contributions	—	—	16	18
Actuarial loss	831	479	49	31
Plan amendments	—	2	—	—
Curtailments/settlements	—	2	—	—
Special termination benefits	—	—	1	4
Gross benefits paid	(639)	(618)	(198)	(203)
Federal subsidy on benefits paid	—	—	10	10

Net benefit obligation at end of year	$12,524	$11,482	$3,874	$3,658

Change in plan assets:
Fair value of net plan assets at beginning of year	$7,839	$6,664	$1,476	$1,224
Actual return on plan assets	893	1,352	158	280
Employer contributions	766	441	203	157
Plan participants’ contributions	—	—	16	18
Gross benefits paid	(639)	(618)	(198)	(203)

Fair value of net plan assets at end of year	$8,859	$7,839	$1,655	$1,476

Exelon presents its benefit obligations and plan assets net on its balance sheet within the following line items:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2010	2009	2010	2009
Other current liabilities	$7	$18	$1	$2
Pension obligations	3,658	3,625	—	—
Non-pension postretirement benefit obligations	—	—	2,218	2,180

Unfunded status (net benefit obligation less net plan assets)	$3,665	$3,643	$2,219	$2,182

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

The following tables provide the projected benefit obligations (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for all pension plans with an ABO in excess of plan assets and a PBO in excess of plan assets.

	PBO and ABO in excess of plan assets
	December 31,
	2010	2009
Projected benefit obligation	$12,524	$11,482
Accumulated benefit obligation	11,697	10,695
Fair value of net plan assets	8,859	7,839

On an ABO basis, the plans were funded at 76% at December 31, 2010 compared to 73% at December 31, 2009. On a PBO basis, the plans were funded at 71% at December 31, 2010 compared to 68% at December 31, 2009. The ABO differs from the PBO in that the ABO includes no assumption about future compensation levels.

Components of Net Periodic Benefit Costs

The following table provides the components of the net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008 for all plans combined. The table reflects a reduction in 2010, 2009 and 2008 of net periodic postretirement benefit costs of approximately $38 million for each year, related to a Federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Modernization Act), discussed further below.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$190	$178	$163	$124	$113	$108
Interest cost	660	651	635	214	205	208
Expected return on assets	(799)	(778)	(836)	(109)	(94)	(121)
Amortization of:
Transition obligation	—	—	—	9	9	10
Prior service cost (credit)	14	14	15	(56)	(56)	(57)
Actuarial loss	254	197	127	74	87	53
Curtailment/settlement charges	5	6	9	—	—	—
Special termination benefits	—	—	—	1	4	—

Net periodic benefit cost	$324	$268	$113	$257	$268	$201

Through Exelon’s postretirement benefit plans, the Registrants provide retirees with prescription drug coverage. The Medicare Modernization Act, enacted on December 8, 2003, introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

prescription drug benefit. Management believes the prescription drug benefit provided under Exelon’s postretirement benefit plans meets the requirements for the subsidy. See the Health Care Reform Legislation section below for further discussion regarding the income tax treatment of Federal subsidies of prescription drug benefits.

The effect of the subsidy on the components of net periodic postretirement benefit cost for 2010, 2009 and 2008 included in the consolidated financial statements was as follows:

	2010	2009	2008
Amortization of the actuarial experience loss	$9	$11	$11
Reduction in current period service cost	10	9	9
Reduction in interest cost on the APBO	19	18	18

Total effect of subsidy on net periodic postretirement benefit cost	$38	$38	$38

Components of OCI and Regulatory Assets

Under the authoritative guidance for regulatory accounting, a portion of current year actuarial gains and losses and prior service costs (credits) is capitalized within Exelon’s Consolidated Balance Sheets to reflect the expected regulatory recovery of these amounts, which would otherwise be recorded to OCI. The following tables provide the components of OCI and regulatory assets for the years ended December 31, 2010, 2009 and 2008 for all plans combined.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Changes in plan assets and benefit obligations recognized in OCI and regulatory assets:
Current year actuarial (gain) loss	$737	$(94)	$3,432	$—	$(154)	$495
Amortization of actuarial gain (loss)	(254)	(197)	(127)	(74)	(87)	(53)
Current year prior service cost	—	2	16	—	—	—
Amortization of prior service cost (credit)	(14)	(14)	(15)	56	56	57
Amortization of transition obligation	—	—	—	(9)	(9)	(10)
Settlements	(5)	(6)	(9)	—	—	—

Total recognized in OCI and regulatory assets(a)	$464	$(309)	$3,297	$(27)	$(194)	$489

(a)	Of the $464 million related to pension benefits, $310 million and $154 million were recognized in AOCI and regulatory assets, respectively, during 2010. Of the $(27) million related to other postretirement benefits, $(9) million and $(18) million were recognized in AOCI and regulatory assets, respectively, during 2010. Of the $(309) million related to pension benefits, $(204) million and $(105) million were recognized in AOCI and regulatory assets, respectively, during 2009. Of the $(194) million related to other postretirement benefits, $(85) million and $(109) million were recognized in AOCI and regulatory assets, respectively, during 2009. Of the $3,297 related to pension benefits, $2,069 million and $1,228 million were recognized in AOCI and regulatory assets, respectively, during 2008. Of the $489 million related to other postretirement benefits, $245 million and $244 million were recognized in AOCI and regulatory assets, respectively, during 2008.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table provides the components of Exelon’s gross accumulated other comprehensive loss and regulatory assets that have not been recognized as components of periodic benefit cost as of December 31, 2010 and 2009, respectively, for all plans combined:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2010	2009	2010	2009
Transition obligation	$—	$—	$20	$29
Prior service cost (credit)	104	118	(54)	(110)
Actuarial loss	6,316	5,838	955	1,029

Total (a)	$6,420	$5,956	$921	$948

(a)	Of the $6,420 million related to pension benefits, $4,129 million and $2,291 million are included in AOCI and regulatory assets, respectively, as of December 31, 2010. Of the $921 million related to other postretirement benefits, $462 million and $459 million are included in AOCI and regulatory assets, respectively, as of December 31, 2010. Of the $5,956 million related to pension benefits, $3,819 million and $2,137 million are included in AOCI and regulatory assets, respectively, as of December 31, 2009. Of the $948 million related to other postretirement benefits, $470 million and $478 million are included in AOCI and regulatory assets, respectively, as of December 31, 2009.

The following table provides the components of Exelon’s AOCI and regulatory assets as of December 31, 2010 (included in the table above) that are expected to be amortized as components of periodic benefit cost in 2011. These estimates are subject to the completion of an actuarial valuation of Exelon’s pension and other postretirement benefit obligations, which will reflect actual census data as of January 1, 2011 and actual claims activity as of December 31, 2010. The valuation is expected to be completed in the first quarter of 2011.

	Pension Benefits	Other Postretirement Benefits
Transition obligation	$—	$9
Prior service cost (credit)	14	(38)
Actuarial loss	334	64

Total (a)	$348	$35

(a)	Of the $348 million related to pension benefits as of December 31, 2010, $213 million and $135 million are expected to be amortized from AOCI and regulatory assets in 2011, respectively. Of the $35 million related to other postretirement benefits as of December 31, 2010, $15 million and $20 million are expected to be amortized from AOCI and regulatory assets in 2011, respectively.

Assumptions

The measurement of the plan obligations and costs of providing benefits under Exelon’s defined benefit and other postretirement plans involves various factors, including the development of valuation assumptions and accounting policy elections. When developing the required assumptions, Exelon considers historical information as well as future expectations. The measurement of benefit obligations and costs is impacted by several assumptions including the discount rate applied to benefit obligations, the long-term expected rate of return on plan assets, Exelon’s expected level of contributions to the plans, the incidence of mortality, the expected remaining service period of plan participants, the level of compensation and rate of compensation increases, employee age, length of service, the long-term expected investment rate credited to employees of certain plans and the anticipated rate of increase of

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

health care costs, among other factors. The impact of changes in assumptions used to measure pension and other postretirement benefit obligations is generally recognized over the expected average remaining service period of the plan participants.

Expected Rate of Return. In selecting the expected rate of return on plan assets, Exelon considers historical economic indicators (including inflation and GDP growth) that impact asset returns, as well as expectations regarding future long-term capital market performance, weighted by Exelon’s target asset class allocations. In general, equity securities, real estate and private equity investments are forecasted to have higher returns than fixed income securities.

The following weighted average assumptions were used to determine the benefit obligations for all of the plans at December 31, 2010, 2009 and 2008. Assumptions used to determine year-end benefit obligations are the assumptions used to estimate the subsequent year’s net periodic benefit costs.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.26%	5.83%	6.09%	5.30%	5.83%	6.09%

Rate of compensation increase	3.75%	4.00%	4.00%	3.75%	4.00%	4.00%

Mortality table	IRS required mortality table for 2011 funding valuation	IRS required mortality table for 2010 funding valuation	IRS required mortality table for 2009 funding valuation	IRS required mortality table for 2011 funding valuation	IRS required mortality table for 2010 funding valuation	IRS required mortality table for 2009 funding valuation

Health care cost trend on covered charges	N/A	N/A	N/A	7.00% decreasing to ultimate trend of 5.00% in 2015	7.50% decreasing to ultimate trend of 5.00% in 2015	7.50% decreasing to ultimate trend of 5.00% in 2014

The following weighted average assumptions were used to determine the net periodic benefit costs for all the plans for the years ended December 31, 2010, 2009 and 2008:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.83%	6.09%	6.20%	5.83%	6.09%	6.20%

Expected return on plan assets	8.50%(a)	8.50%(a)	8.75%(a)	7.83%(a)	8.10%(a)	7.80%(a)

Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Mortality table	IRS required mortality table for 2010 funding valuation	IRS required mortality table for 2009 funding valuation	IRS required mortality table for 2008 funding valuation	IRS required mortality table for 2010 funding valuation	IRS required mortality table for 2009 funding valuation	IRS required mortality table for 2008 funding valuation

Health care cost trend on covered charges	N/A	N/A	N/A	7.50% decreasing to ultimate trend of 5.00% in 2015	7.50% decreasing to ultimate trend of 5.00% in 2014	8.00% decreasing to ultimate trend of 5.00% in 2014

(a)	Not applicable to pension and other postretirement benefit plans that do not have any plan assets.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Assumed health care cost trend rates have a significant effect on the costs reported for the other postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a one percentage point increase in assumed health care cost trend	$53
on 2010 total service and interest cost components

on postretirement benefit obligation at December 31, 2010	490
Effect of a one percentage point decrease in assumed health care cost trend	(43)
on 2010 total service and interest cost components
on postretirement benefit obligation at December 31, 2010	(405)

Health Care Reform Legislation

In March 2010, the Health Care Reform Acts were signed into law. A number of provisions in the Health Care Reform Acts impact retiree health care plans provided by employers. One such provision reduces the deductibility, for Federal income tax purposes, of retiree health care costs to the extent an employer’s postretirement health care plan receives Federal subsidies that provide retiree prescription drug benefits at least equivalent to those offered by Medicare. Although this change did not take effect immediately, the Registrants were required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, Exelon recorded total after-tax charges of approximately $65 million to income tax expense to reverse deferred tax assets previously established. Of this total, Generation, ComEd and PECO recorded charges of $24 million, $11 million and $9 million, respectively.

Additionally, the Health Care Reform Acts include a provision that imposes an excise tax on certain high-cost plans beginning in 2018, whereby premiums paid over a prescribed threshold will be taxed at a 40% rate. The application of the legislation is still unclear and Exelon continues to monitor for additional guidance from the Department of Labor and IRS. Certain key assumptions are required to estimate the impact of the excise tax on Exelon’s postretirement benefit obligation, including projected inflation rates (based on the Consumer Price Index) and whether pre- and post-65 retiree populations can be aggregated in determining the premium values of health care benefits. Exelon reflected its best estimate of the excise tax impact in its annual actuarial measurement, which increased its postretirement benefit obligation by $145 million as of December 31, 2010.

Contributions

Exelon allocates pension and other postretirement benefit contributions to its subsidiaries in proportion to active service costs recognized and total costs recognized, respectively. The following table provides contributions made by Generation, ComEd, PECO and BSC to the pension and other postretirement benefit plans:

	Pension Benefits						Other Postretirement Benefits
	2010		2009		2008		2010 (a)	2009 (a)	2008 (a)
Generation	$356		$201		$37		$94	$69	$71
ComEd	260		164		9		60	53	49
PECO	73		31		11		35	22	29
BSC	77	(b)	45	(b)	23	(b)	14	13	14

Exelon	$766		$441		$80		$203	$157	$163

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	The Registrants present the cash contributions above net of Federal subsidy payments received on each of their respective Consolidated Statements of Cash Flows. Exelon, Generation, ComEd and PECO received Federal subsidy payments of $10 million, $5 million, $3 million and $2 million, respectively, in 2010, $10 million, $5 million, $3 million and $1 million, respectively, in 2009, and $12 million, $5 million, $3 million and $2 million, respectively, in 2008.
(b)	$1 million of this amount was deferred under Exelon’s deferred compensation plan as of December 31, 2008. None of the amount was deferred as of December 31, 2010 and December 31, 2009.

Exelon contributed $2.1 billion to its qualified pension plans in January 2011, of which Generation, ComEd and PECO contributed $952 million, $871 million and $110 million, respectively. No further contributions to the qualified pension plans are currently anticipated for 2011. Exelon plans to contribute $6 million to its non-qualified pension plans in 2011, of which Generation, ComEd and PECO will contribute $3 million, $1 million and $1 million, respectively. Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification).

Unlike the qualified pension plans, Exelon’s other postretirement plans are not subject to regulatory minimum contribution requirements. Management considers several factors in determining the level of contributions to Exelon’s other postretirement benefit plans, including levels of benefit claims paid and regulatory implications. Exelon expects to contribute approximately $185 million to the other postretirement benefit plans in 2011, of which Generation, ComEd and PECO expect to contribute $85 million, $58 million and $29 million, respectively.

During the first quarter of 2011, Exelon will receive an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2011.

Estimated Future Benefit Payments

Estimated future benefit payments to participants in all of the pension plans and postretirement benefit plans as of December 31, 2010 were:

	Pension Benefits	Other Postretirement Benefits (a)
2011	$716	$190
2012	669	197
2013	701	207
2014	694	215
2015	788	225
2016 through 2020	4,079	1,318

Total estimated future benefits payments through 2020	$7,647	$2,352

(a)	Estimated future benefit payments do not reflect an anticipated Federal subsidy provided through the Medicare Modernization Act. The Federal subsidies to be received by Exelon in the years 2011, 2012, 2013, 2014, 2015 and from 2016 through 2020 are estimated to be $8 million, $9 million, $10 million, $11 million, $12 million and $77 million, respectively.

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

The following approximate amounts were included in capital and operating and maintenance expense during 2010, 2009 and 2008, respectively, for Generation’s, ComEd’s, PECO’s and BSC’s allocated portion of the Exelon-sponsored pension and other postretirement benefit plans:

	Generation	ComEd	PECO	BSC (a)	Exelon
2010	$268	$215	$46	$52	$581
2009	240	192	47	57	536
2008	139	101	32	42	314

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

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

The change in the overall investment strategy would tend to lower the expected rate of return on plan assets in future years as compared to the previous strategy. Exelon used an EROA of 8.00% and 7.08% to estimate its 2011 pension and other postretirement benefit costs, respectively.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Exelon’s pension and other postretirement benefit plan target asset allocations and December 31, 2010 and 2009 weighted average asset allocations were as follows:

Pension Plans

Asset Category	Target Allocation	Percentage of Plan Assets at December 31,
		2010	2009
Equity securities	25-35%	45%	56%
Fixed income securities	45-55%	41	34
Alternative investments (a)	15-25%	14	10

Total		100%	100%

Other Postretirement Benefit Plans

Asset Category	Target Allocation	Percentage of Plan Assets at December 31,
		2010	2009
Equity securities	40-50%	54%	64%
Fixed income securities	35-45%	45	36
Alternative investments (a)	10-20%	1	—

Total		100%	100%

(a)	Alternative investments include real estate, private equity and hedge fund investments.

Securities Lending Programs. The majority of the benefit plans currently participate in a securities lending program with the trustees of the plans’ investment trusts. Under the program, securities loaned to the trustees are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received may not be sold or re-pledged by the trustees unless the borrower defaults.

In the fourth quarter of 2008, Exelon decided to end its participation in this securities lending program and initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 7 months. The fair value of securities on loan was approximately $46 million and $356 million at December 31, 2010 and 2009, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $47 million at December 31, 2010 and $365 million at December 31, 2009. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

Concentrations of Credit Risk. Exelon evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2010. Types of concentrations that were evaluated include, but are not limited to, investment

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2010, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Exelon’s pension and other postretirement benefit plan assets.

Fair Value Measurements

The following table presents Exelon’s pension and other postretirement benefit plan assets measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009:

As of December 31, 2010 (a)(f)	Level 1	Level 2	Level 3	Total
Pension plan assets
Cash equivalents	$2	$—	$—	$2
Equity securities(b)	1,528	—	—	1,528
Commingled funds(c)	485	3,704	—	4,189
Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(d)	1,144	93	—	1,237
Debt securities issued by states of the United States and by political subdivisions of the states(d)	—	15	—	15
Corporate debt securities(d)	—	312	—	312
Federal agency mortgage-backed securities(e)	—	226	—	226
Non-Federal agency mortgage-backed securities(e)	—	82	—	82

Fixed income subtotal	1,144	728	—	1,872

Private equity	—	—	536	536
Hedge funds	—	—	329	329
Real estate	178	—	179	357

Pension plan assets subtotal	$3,337	$4,432	$1,044	$8,813

Other postretirement benefit plan assets
Cash equivalents	—	—	—	—
Equity securities(b)	225	—	—	225
Commingled funds(c)	118	1,103	5	1,226
Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(d)	25	2	—	27
Debt securities issued by states of the United States and by political subdivisions of the states(d)	—	100	—	100
Corporate debt securities(d)	—	13	—	13
Federal agency mortgage-backed securities(e)	—	41	—	41
Non-Federal agency mortgage-backed securities(e)	—	7	—	7

Fixed income subtotal	25	163	—	188

Hedge funds	—	—	5	5
Real estate	8	—	3	11

Other postretirement benefit plan assets subtotal	$376	$1,266	$13	$1,655

Total pension and other postretirement benefit plan assets	$3,713	$5,698	$1,057	$10,468

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

As of December 31, 2009 (a)(f)	Level 1	Level 2	Level 3	Total
Pension plan assets
Cash equivalents	$37	$—	$—	$37
Equity securities(b)	1,357	—	—	1,357
Commingled funds(c)	515	3,641	—	4,156
Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(d)	140	23	—	163
Debt securities issued by states of the United States and by political subdivisions of the states(d)	—	11	—	11
Corporate debt securities(d)	—	245	—	245
Federal agency mortgage-backed securities(e)	—	825	—	825
Non-Federal agency mortgage-backed securities(e)	—	342	—	342

Fixed income subtotal	140	1,446	—	1,586

Private equity	—	—	450	450
Real estate	154	—	156	310

Pension plan assets subtotal	$2,203	$5,087	$606	$7,896

Other postretirement benefit plan assets
Cash equivalents	4	—	—	4
Equity securities(b)	199	—	—	199
Commingled funds(c)	112	894	—	1,006
Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(d)	14	2	—	16
Debt securities issued by states of the United States and by political subdivisions of the states(d)	—	103	—	103
Corporate debt securities(d)	—	20	—	20
Federal agency mortgage-backed securities(e)	—	94	—	94
Non-Federal agency mortgage-backed securities(e)	—	34	—	34

Fixed income subtotal	14	253	—	267

Real estate	1	—	—	1

Other postretirement benefit plan assets subtotal	$330	$1,147	$—	$1,477

Total pension and other postretirement benefit plan assets	$2,533	$6,234	$606	$9,373

(a)	See Note 8 – Fair Value of Assets and Liabilities for a description of levels within the fair value hierarchy.
(b)	The performance of equity portfolios is benchmarked against established indices.
(c)	This category represents commingled fund investments in equity and fixed income securities. The commingled funds seek to out-perform certain established indices.
(d)	This category predominantly represents diverse issues of domestic, investment-grade fixed income securities.
(e)	This category represents investments in Federal agency, commercial and residential mortgage-backed securities that seek to out-perform certain bond indices.
(f)	The total fair value of pension and other postretirement benefit plan assets excludes $21 million and $20 million of interest and dividends receivable and $25 million and $40 million related to pending sales transactions as of December 31, 2010 and 2009, respectively. Additionally, the table excludes collateral fund assets of $47 million and $365 million and collateral liabilities of $47 million and $365 million as of December 31, 2010 and 2009, respectively, in connection with the benefit plans’ participation in securities lending programs.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value for pension and other postretirement benefit plans during the years ended December 31, 2010 and 2009:

	Hedge funds	Private equity	Commingled Funds	Real estate	Total
Pension Assets
Balance as of January 1, 2010	$—	$450	$—	$156	$606
Actual return on plan assets:
Relating to assets still held at the reporting date	14	37	—	13	64
Purchases, sales and settlements	315	49	—	10	374

Balance as of December 31, 2010	$329	$536	$—	$179	$1,044

Other Postretirement Benefits
Balance as of January 1, 2010	$—	$—	$—	$—	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	1	1	2
Purchases, sales and settlements	5	—	—	2	7
Transfers into (out of) Level 3 (a)	—	—	4	—	4

Balance as of December 31, 2010	$5	$—	$5	$3	$13

	Private equity	Real estate	Total
Pension Assets
Balance as of January 1, 2009	$808	$232	$1,040
Actual return on plan assets:
Relating to assets still held at the reporting date	57	(88)	(31)
Relating to assets sold during the period	35	—	35
Purchases, sales and settlements	136	12	148
Transfers into (out of) Level 3	(586)	—	(586)

Balance as of December 31, 2009	$450	$156	$606

Other Postretirement Benefits
Balance as of January 1, 2009	$53	$—	$53
Actual return on plan assets:
Relating to assets still held at the
Relating to assets sold during the period	23	—	23
Transfers into (out of) Level 3	(76)	—	(76)

Balance as of December 31, 2009	$—	$—	$—

(a)	Commingled fund investments determined to be liquid during 2010 were transferred into Level 3.

Valuation Techniques Used to Determine Fair Value

Cash equivalents. Investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash equivalents and are included in the recurring fair value measurements hierarchy as Level 1 or Level 2.

Equity securities. With respect to individually held equity securities, including investments in U.S. and international securities, the trustees obtain prices from pricing services, whose prices are obtained

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

from direct feeds from market exchanges, which Exelon is able to independently corroborate. Equity securities held individually are primarily traded on exchanges which contain only actively traded securities due to the volume trading requirements imposed by these exchanges. Equity securities are valued based on quoted prices in active markets and are categorized as Level 1.

Commingled funds. Commingled funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives, which are consistent with Exelon’s overall investment strategy. Commingled funds seek to generate returns through a broad range of strategies. The values of the majority of commingled funds are not publicly quoted. For equity and fixed-income commingled funds which are not publicly traded, the fund administrators value the funds using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities. These funds have been categorized as Level 2. Equity and fixed-income funds with publicly quoted prices have been categorized as Level 1.

Private equity investments. Private equity investments include those in limited partnerships that invest in operating companies that are not publicly traded on a stock exchange. Investment strategies in private equity include leveraged buyouts, venture capital, distressed investments and investments in natural resources. Private equity valuations are reported by the fund manager and are based on the valuation of the underlying investments which include inputs such as cost, operating results, discounted future cash flows and market based comparable data. Since these valuation inputs are not highly observable, private equity investments have been categorized as Level 3.

Hedge fund investments. Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is estimated using net asset value per share (NAV) of the investments. Exelon has the ability to redeem these investments at NAV within the near term. Since these valuations are not highly observable, hedge fund investments have been categorized as Level 3.

Fixed-income securities. For fixed income securities, the trustees obtain multiple prices from pricing vendors whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustees determine that another price source is considered to be preferable. Exelon has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Exelon selectively corroborates the fair values of securities by comparison to other market-based price sources. Investments in U.S. Treasury securities have been categorized in Level 1 because they trade in highly-liquid and transparent markets. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized as Level 2. To draw parallels from the trading and quoting of fixed income securities with similar features, pricing services consider various characteristics including the issuer, maturity, purpose of loan, collateral attributes, prepayment speeds, interest rates and credit ratings in order to properly value these securities.

Real Estate. Real estate investment trusts are valued daily based on quoted prices in active markets and are categorized as Level 1. Real estate commingled funds are funds with a direct investment in a pool of real estate properties. These funds are valued by investment managers on a

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

periodic basis using pricing models that use independent appraisals from sources with professional qualifications. Since these valuation inputs are not highly observable, real estate commingled funds have been categorized as Level 3 investments.

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contribution up to certain limits. The cost of matching contributions to the savings plan totaled the following:

For the Years Ended	Exelon	Generation	ComEd	PECO
2010	$81	$42	$22	$9
2009	70	36	20	8
2008	66	33	19	7

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

The following tables present total severance benefits costs, recorded as operating and maintenance expense in relation to the announced job reductions, for the years ended December 31, 2010 and 2009:

Severance benefits expense	Generation	ComEd	PECO	Other	Exelon
Corporate restructuring—2009 (a)(b)	$11	$19	$3	$1	$34
Plant retirements—2010	4	—	—	—	4
Plant retirements—2009	7	—	—	—	7

Total severance benefits expense	$22	$19	$3	$1	$45

(a)	The amounts above include $7 million, $4 million, and $2 million at Generation, ComEd and PECO, respectively, for amounts billed through intercompany allocations for the year ended December 31, 2009.
(b)	The severance benefits costs include $1 million of stock compensation expense collectively at Generation and ComEd for which the obligation is recorded in equity for the year ended December 31, 2009, respectively. Severance benefits also include $4 million and $2 million at Exelon and ComEd, respectively, of contractual termination benefits expense for which the obligation is recorded in other postretirement benefits.

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

Exelon recorded a pre-tax charge for estimated salary continuance and health and welfare severance benefits of $40 million in June 2009 as a result of the planned job reductions. Subsequent to June 2009, Exelon recorded a net pre-tax credit of approximately $6 million, which included a $10

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

million reduction in estimated salary continuance and health and welfare severance benefits, offset by $4 million of expense for contractual termination benefits. Cash payments under the plan began in July 2009 and were substantially completed at December 31, 2010.

The following table presents the activity of severance obligations for the corporate restructuring from January 1, 2010 through December 31, 2010, excluding obligations recorded in equity:

Severance Benefits Obligation	Generation	ComEd	PECO	Other	Exelon
Balance at January 1, 2009	$—	$—	$—	$—	$—
Severance charges recorded	7	12	2	18	39
Cash payments	(1)	(5)	—	(4)	(10)
Other adjustments	(3)	—	(1)	(6)	(10)

Balance at December 31, 2009	3	7	1	8	19
Cash payments	(3)	(7)	(1)	(7)	(18)

Balance at December 31, 2010	$—	$—	$—	$1	$1

Plant Retirements (Exelon and Generation). On December 8, 2010, in connection with the executed Administrative Consent Order (ACO) with the NJDEP, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. See Note 18 for additional information regarding the closure of Oyster Creek.

On December 2, 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011. The units to be retired are Cromby Generating Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating Station (Eddystone) Unit 1 and Unit 2. These actions were in response to the economic outlook related to the continued operation of these four units. Subsequently, PJM determined that transmission reliability upgrades will be necessary to alleviate reliability impacts and that those upgrades will be completed in a manner that will permit Generation’s retirement of the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on December 31, 2011; and Eddystone Unit 2 on June 1, 2012. These dates are dependent upon the completion of required transmission reliability upgrades and may be subject to further change. Generation revised the depreciable useful lives for these affected units to reflect the aforementioned anticipated deactivation dates. On June 10, 2010, Generation filed with FERC a reliability-must-run rate schedule providing the terms, conditions and cost-based rates under which Generation will continue to operate Cromby Unit 2 and Eddystone Unit 2 for reliability purposes beyond their planned May 31, 2011 deactivation date. As a result of a proposed settlement reached with FERC Staff and other intervenors on December 14, 2010 regarding the terms of the reliability-must-run rate schedule, which is subject to FERC approval, the total compensation under the reliability-must-run rate schedule would be approximately $6 million and $2 million of monthly fixed-cost recovery for Generation during the reliability-must-run period for Eddystone Unit 2 and Cromby Unit 2, respectively. In addition, Exelon Generation will be reimbursed for variable costs including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period.

Such revenue is intended to recover total expected operating costs, plus a return on net assets, of the two units during the reliability-must-run period. In connection with these retirements, Exelon will eliminate approximately 280 employee positions, the majority of which are located at the units to be retired. Total expected costs for Generation related to the announced retirements is $38 million, which includes $15 million for estimated salary continuance and health and welfare severance benefits, a $17

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

million write down of inventory and $6 million of shut down and other related costs. Cash payments under this plan began in January 2010 and will continue through 2013. Additionally, total expected accelerated depreciation expense is approximately $206 million.

During 2009, Generation recorded a pre-tax charge of $24 million related to the announced retirements, which included a $7 million charge for estimated salary continuance and health and welfare severance benefits, and $17 million of expense for the write down of inventory recorded within operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations. Additionally, during 2009, Generation recorded $32 million of accelerated depreciation expense within depreciation and amortization expense in Exelon’s and Generation’s Consolidated Statements of Operations. During the year ended December 31, 2010, Generation recorded a net $3 million charge which is primarily due to an increase in estimated salary continuance and health and welfare severance benefits and $80 million of accelerated depreciation expense.

The following table presents the activity of severance obligations for the announced Cromby and Eddystone retirements from January 1, 2010 through December 31, 2010:

Severance Benefits Obligation	Exelon and Generation
Balance at January 1, 2009	$—
Severance charges recorded	7

Balance at December 31, 2009	7
Severance charges recorded	4
Cash payments	(1)
Other adjustments	(3)

Balance at December 31, 2010	$7

15. Preferred Securities (Exelon, ComEd and PECO)

At December 31, 2010 and 2009, Exelon was authorized to issue up to 100,000,000 shares of preferred securities, none of which were outstanding.

Preferred and Preference Securities of Subsidiaries

At December 31, 2010 and 2009, ComEd prior preferred securities and ComEd cumulative preference securities consisted of 850,000 shares and 6,810,451 shares authorized, respectively, none of which were outstanding.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

At December 31, 2010 and 2009, PECO cumulative preferred securities, no par value, consisted of 15,000,000 shares authorized and the outstanding amounts set forth below. Shares of preferred securities have full voting rights, including the right to cumulate votes in the election of directors.

		December 31,
	Redemption Price (a)	2010	2009	2010	2009
		Shares Outstanding		Dollar Amount
Series (without mandatory redemption)
$4.68 (Series D)	$104.00	150,000	150,000	$15	$15
$4.40 (Series C)	112.50	274,720	274,720	27	27
$4.30 (Series B)	102.00	150,000	150,000	15	15
$3.80 (Series A)	106.00	300,000	300,000	30	30

Total preferred securities		874,720	874,720	$87	$87

(a)	Redeemable, at the option of PECO, at the indicated dollar amounts per share, plus accrued dividends.

16. Common Stock (Exelon, Generation, ComEd and PECO)

At December 31, 2010 and 2009, Exelon’s common stock without par value consisted of 2,000,000,000 shares authorized and 661,845,411 and 659,798,515 shares outstanding, respectively. At December 31, 2010 and 2009, ComEd’s common stock with a $12.50 par value consisted of 250,000,000 shares authorized and 127,016,519 shares outstanding. At December 31, 2010 and 2009, PECO’s common stock without par value consisted of 500,000,000 shares authorized and 170,478,507 shares outstanding.

ComEd had 75,139 and 75,294 warrants outstanding to purchase ComEd common stock as of December 31, 2010 and 2009, respectively. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants. At December 31, 2010 and 2009, 25,046 and 25,098 shares of common stock, respectively, were reserved for the conversion of warrants.

Share Repurchases

Share Repurchase Programs. In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allowed Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program was intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s ESPP. The aggregate value of the shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of the direct cash proceeds from purchases of stock and the tax benefits associated with exercises of stock options. The 2004 share repurchase program had no specified limit on the number of shares that could be repurchased and no specified termination date. Any shares repurchased are held as treasury shares, at cost, unless cancelled or reissued at the discretion of Exelon’s management.

In the third quarter of 2008, Exelon’s Board of Directors approved a share repurchase program for $1.5 billion of its common stock. Subsequently, Exelon management determined to defer indefinitely any share repurchases. This decision was made in light of a variety of factors, including: developments

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

affecting the world economy and commodity markets, including those for electricity and gas; the continued uncertainty in capital and credit markets and the potential impact of those events on Exelon’s future cash needs; projected cash needs to support investment in the business, including maintenance capital and nuclear uprates; and value-added growth opportunities.

Under the share repurchase programs dating back to 2004, 34.7 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of December 31, 2010. During 2010 and 2009, Exelon had no common stock repurchases.

Stock-Based Compensation Plans

Exelon grants stock-based awards through its LTIP, which primarily includes performance share awards, stock options and restricted stock units. At December 31, 2010, there were approximately 21 million shares authorized for issuance under the LTIP. During the years ended December 31, 2010, 2009 and 2008, exercised and distributed stock-based awards were primarily issued from authorized but unissued common stock shares.

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

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Operations during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
Components of Stock-Based Compensation Expense	2010	2009	2008
Performance shares	$6	$31	$28
Stock options	10	20	24
Restricted stock units	21	26	20
Other stock-based awards	4	4	4

Total stock-based compensation included in operating and maintenance expense	41	81	76

Income tax benefit	(16)	(32)	(29)

Total after-tax stock-based compensation expense	$25	$49	$47

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table presents stock-based compensation expense (pre-tax) during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
Subsidiaries	2010	2009	2008
Generation	$21	$38	$38
ComEd	3	4	4
PECO	3	6	6
BSC (a)	14	33	28

Total	$41	$81	$76

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2010, 2009 and 2008.

Exelon receives a tax deduction based on the intrinsic value of the award on the exercise date for stock options and distribution date for performance share awards and restricted stock units. For each award, throughout the requisite service period, Exelon recognizes the tax benefit related to compensation costs. The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to common stock and are included in other financing activities within Exelon’s Consolidated Statements of Cash Flows. The following table presents information regarding Exelon’s tax benefits during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Realized tax benefit when exercised/distributed:
Stock options	$5	$6	$59
Restricted stock units	9	7	4
Performance share awards	13	19	27
Stock deferral plan	1	1	10
Excess tax benefits included in other financing activities of Exelon’s
Consolidated Statements of Cash Flows:
Stock options	3	4	51
Restricted stock units	—	—	1
Performance share awards	—	—	2
Stock deferral plan	—	—	6

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

Exelon grants most of its stock options in the first quarter of each year. Stock options granted during the remaining quarters of 2010, 2009 and 2008 were not significant.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The following table presents the weighted average assumptions used in the pricing model for grants and the resulting weighted average grant date fair value of stock options granted for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	4.56%	3.72%	2.73%
Expected volatility	27.10%	36.70%	29.30%
Risk-free interest rate	2.96%	2.01%	3.17%
Expected life (years)	6.25	6.25	6.25
Weighted average grant date fair value (per share)	$8.08	$14.43	$18.36

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

The following table presents information with respect to stock option activity during the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance of shares outstanding at December 31, 2009	11,437,541	$47.12
Options granted	1,019,500	46.09
Options exercised	(870,937)	27.92
Options forfeited	(134,789)	56.60
Options expired	(242,312)	48.18

Balance of shares outstanding at December 31, 2010	11,209,003	$48.39	5.13	$30

Exercisable at December 31, 2010 (a)	10,266,478	$47.84	4.85	$30

(a)	Includes stock options issued to retirement eligible employees.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following table summarizes additional information regarding stock options exercised during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
Stock Options Exercised	2010	2009	2008
Intrinsic value (a)	$13	$15	$147
Cash received for exercise price	24	20	108

(a)	The difference between the market value on the date of exercise and the option exercise price.

The following table summarizes Exelon’s nonvested stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price (per share)
Nonvested at December 31, 2009 (a)	1,548,855	$60.69
Granted (b)	1,019,500	46.09
Vested (b)	(1,383,518)	56.44
Forfeited	(242,312)	48.18

Nonvested at December 31, 2010 (a)	942,525	$54.35

(a)	Excludes 1,209,225 and 1,213,909 of stock options issued to retirement-eligible employees as of December 31, 2010 and December 31, 2009, respectively, as they are fully vested.
(b)	Includes 506,200 of stock options issued to retirement-eligible employees in 2010 that vested immediately upon the employee reaching retirement eligibility.

As of December 31, 2010, $7 million of total unrecognized compensation costs related to nonvested stock options are expected to be recognized over the remaining weighted-average period of 2.24 years.

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

The following table summarizes Exelon’s nonvested restricted stock unit activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2009 (a)	927,942	$63.30
Granted	428,113	44.23
Vested	(375,400)	57.92
Forfeited	(50,079)	61.91
Undistributed vested awards (b)	(138,756)	50.10

Nonvested at December 31, 2010 (a)	791,820	$57.95

(a)	Excludes 233,794, and 211,246 of restricted stock units issued to retirement-eligible employees as of December 31, 2010 and December 31, 2009, respectively, as they are fully vested.
(b)	Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2010.

The weighted average grant date fair value (per share) of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $44.23, $56.08 and $74.83, respectively. As of December 31, 2010 and 2009, Exelon had obligations related to outstanding restricted stock units not yet settled of $38 million and $42 million, respectively, which are included in common stock in Exelon’s Consolidated Balance Sheets. In addition, Exelon had obligations related to outstanding restricted stock units that will be settled in cash of $1 million at December 31, 2010 and 2009, which are included in deferred credits and other liabilities in Exelon’s Consolidated Balance Sheets. During the years ended December 31, 2010, 2009 and 2008, Exelon settled restricted stock units with fair value totaling $22 million, $17 million and $10 million, respectively. As of December 31, 2010, $19 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 2.07 years.

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

Performance share awards to be settled in stock are recorded as common stock within the Consolidated Balance Sheets and are recorded at fair value at the date of grant. The grant date fair value of equity classified performance share awards granted during the year ended December 31, 2010 was estimated using historical data for the previous two plan years and a Monte Carlo simulation model for the current plan year. This model requires assumptions regarding Exelon’s total shareholder return relative to certain stock market indices and the stock beta and volatility of Exelon’s common stock and all stocks represented in these indices. Volatility for Exelon and all comparable companies is based on historical volatility over one year using daily stock price observation. Performance share

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

awards expected to be settled in cash are recorded as liabilities within the Consolidated Balance Sheets. The grant date fair value of liability classified performance share awards granted during the year ended December 31, 2010 was based on historical data for the previous two plan years and actual results for the current plan year. The liabilities are remeasured each reporting period throughout the requisite service period and as a result, the compensation costs for cash-settled awards are subject to volatility.

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

The following table summarizes Exelon’s nonvested performance share awards activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2009 (a)	630,258	$64.20
Granted	31,587	60.82
Vested	(374,583)	64.26
Forfeited	(3,653)	63.06
Undistributed vested awards (b)	(68,786)	64.47

Nonvested at December 31, 2010 (a)	214,823	$63.51

(a)	Excludes 234,419 and 551,558 of performance share awards issued to retirement-eligible employees as of December 31, 2010 and December 31, 2009, respectively, as they are fully vested.
(b)	Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2010.

The weighted average grant date fair value (per share) of performance share awards granted during the years ended December 31, 2010, 2009 and 2008 was $60.82, $57.34 and $72.89, respectively. During the years ended December 31, 2010, 2009 and 2008, Exelon settled performance shares with a fair value totaling $32 million, $47 million and $69 million, respectively, of which $20 million, $30 million and $44 million was paid in cash, respectively. As of December 31, 2010, $2 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 1.3 years.

The following table presents the balance sheet classification of obligations related to outstanding performance share awards not yet settled:

	As of December 31,
Obligation Related to Outstanding Performance Share Awards	2010	2009
Current liabilities (a)	$9	$20
Deferred credits and other liabilities (b)	4	14
Common stock	16	26

Total	$29	$60

(a)	Represents the current liability related to performance share awards expected to be settled in cash.
(b)	Represents the long-term liability related to performance share awards expected to be settled in cash.

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

	2010	2009	2008
Income from continuing operations	$2,563	$2,707	$2,717
Income from discontinued operations	—	—	20

Net income	$2,563	$2,707	$2,737

Average common shares outstanding—basic	661	659	658
Assumed exercise and/or distributions of stock-based awards	2	3	4

Average common shares outstanding—diluted	663	662	662

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 8 million in 2010, 5 million in 2009 and less than 1 million in 2008.

18. Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

Nuclear Insurance

The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor owners for such claims from any single incident. As of December 31, 2010, the current liability limit per incident was $12.6 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. An inflation adjustment must be made at least once every 5 years and the last inflation adjustment was made effective October 29, 2008. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. As of January 1, 2011, the amount of nuclear energy liability insurance purchased is $375 million for each operating site. Additionally, the Price-Anderson Act requires a second layer of protection through the mandatory participation in a retrospective rating plan for power reactors (currently 104 reactors) resulting in an additional $12.2 billion in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Under the Price-Anderson Act, the maximum assessment in the event of an incident for each nuclear operator, per reactor, per incident (including a 5% surcharge), is $117.5 million, payable at no more than $17.5 million per reactor per incident per year. Exelon’s maximum liability per incident is approximately $2.0 billion. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $12.6 billion limit for a single incident.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation is required each year to report to the NRC the current levels and sources of insurance that demonstrates Generation possesses sufficient financial resources to stabilize and decontaminate a reactor and reactor station site in the event of an accident. The insurance maintained for each facility is currently provided through insurance policies purchased from Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company of which Generation is a member.

NEIL may declare distributions to its members as a result of favorable operating experience. In recent years NEIL has made distributions to its members, but Generation cannot predict the level of future distributions or if they will continue at all. NEIL declared a distribution for 2010, of which Generation’s portion was $20 million. The distribution was recorded as a reduction to operating and maintenance expense within Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income. Premiums paid to NEIL by its members are subject to assessment (the retrospective premium obligation) for adverse loss experience. NEIL has never exercised this assessment since its formation in 1973, and while Generation cannot predict the level of future assessments, or if they will be imposed at all, the current maximum aggregate annual retrospective premium obligation for Generation is approximately $212 million.

NEIL provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. Generation’s current limit for this coverage is $2.1 billion. For property limits in excess of the first $1.25 billion of that limit, Generation participates in an $850 million single limit blanket policy shared by all the Generation operating nuclear sites and the Salem and Hope Creek nuclear sites. This blanket limit is not subject to automatic reinstatement in the event of a loss. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Generation is required by the NRC to maintain, to provide for decommissioning the facility. Generation is unable to predict the timing of the availability of insurance proceeds to Generation and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Generation could be assessed up to $168 million per year for losses incurred at any plant insured by the insurance company (the retrospective premium obligation). In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insured plants, the maximum recovery for all losses by all insureds will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses. The $3.2 billion maximum recovery limit is not applicable, however, in the event of a “certified act of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007. The Terrorism Risk Insurance Act expires on December 31, 2014.

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

For its insured losses, Generation is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Uninsured losses and other expenses, to the extent not recoverable from insurers or the nuclear industry, could also be borne by Generation. Any such losses could have a material adverse effect on Exelon’s and Generation’s financial condition, results of operations and liquidity.

Spent Nuclear Fuel Obligation

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

The 2010 Federal budget (which became effective October 1, 2009) eliminated almost all funding for the creation of the Yucca Mountain repository while the Obama administration devises a new strategy for long-term SNF management. Debate surrounding any new strategy likely will address centralized interim storage, permanent storage at multiple sites and/or SNF reprocessing. In early 2010, Secretary of Energy Steven Chu appointed the Blue Ribbon Commission on America’s Nuclear Future to evaluate and recommend a new plan for managing the back end of the nuclear fuel cycle, including used fuel storage, disposal and fees. John W. Rowe, Exelon’s Chairman and Chief Executive Officer, is one of 15 members of the Commission, which is expected to issue a draft report in July 2011.

Given the program’s history of funding restrictions, it is likely that shipments to the repository will not begin by 2020. Significant delays in choosing and developing a repository site are expected. Because there is no particular date after 2020 that Generation can establish as having a higher probability as the start date for facility operations, Generation uses the 2020 date as the assumed date for when the DOE will begin accepting SNF for purposes of determining nuclear decommissioning asset retirement obligations. The extended delay in SNF acceptance by the DOE has led to Generation’s adoption of dry cask storage at its Dresden, Limerick, Oyster Creek, Peach Bottom, Byron, Braidwood, LaSalle and Quad Cities stations. Generation performed sensitivity analyses assuming that the estimated date for the DOE acceptance of SNF was delayed to 2025 and to 2035 and determined that Generation’s aggregate nuclear ARO would be reduced by an immaterial amount

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

in each scenario. In August 2004, Generation and the U.S. DOJ, in close consultation with the DOE, reached a settlement under which the government agreed to reimburse Generation for costs associated with storage of SNF at Generation’s nuclear stations pending the DOE’s fulfillment of its obligations. Generation submits annual reimbursement requests to the DOE for costs associated with the storage of SNF. In all cases, reimbursement requests are made only after costs are incurred and only for costs resulting from DOE delays in accepting the SNF.

Under the agreement, Generation has received cash reimbursements for costs incurred through April 30, 2010, totaling approximately $461 million ($377 million after considering amounts due to co-owners of certain nuclear stations and to the former owner of Oyster Creek). As of December 31, 2010, the amount of SNF storage costs for which reimbursement will be requested from the DOE under the settlement agreement is $84 million, which is recorded within accounts receivable, other. Of this amount, $4 million represents amounts owed to the co-owners of the Peach Bottom and Quad Cities generating facilities.

The Standard Contracts with the DOE also required the payment to the DOE of a one-time fee applicable to nuclear generation through April 6, 1983. The fee related to the former PECO units has been paid. Pursuant to the Standard Contracts, ComEd previously elected to defer payment of the one-time fee of $277 million for its units (which are now part of Generation), with interest to the date of payment, until just prior to the first delivery of SNF to the DOE. As of December 31, 2010, the unfunded SNF liability for the one-time fee with interest was $1,018 million. Interest accrues at the 13-week Treasury Rate. The 13-week Treasury Rate in effect, for calculation of the interest accrual at December 31, 2010, was 0.127%. The liabilities for SNF disposal costs, including the one-time fee, were transferred to Generation as part of the 2001 corporate restructuring. The outstanding one-time fee obligations for the Oyster Creek and TMI units remain with the former owners. Clinton has no outstanding obligation. See Note 8—Fair Value of Assets and Liabilities for additional information.

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

At December 31, 2010, Generation’s short- and long-term commitments, relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights, are as indicated in the following tables:

	Net Capacity Purchases (a)	Power Only Purchases (b)	Power Only Sales	Transmission Rights Purchases (c)
2011	$291	$60	$1,632	$9
2012	274	17	758	9
2013	151	—	314	6
2014	147	—	149	—
2015	141	—	150	—
Thereafter	940	—	670	—

Total	$1,944	$77	$3,673	$24

(a)	Net capacity purchases include PPAs and other capacity contracts that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at December 31, 2010. Expected payments include certain capacity charges which are contingent on plant availability.
(b)	Excludes renewable energy PPA contracts that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

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

ComEd purchases its expected energy requirements through an ICC approved competitive bidding process administered by the IPA, existing ICC approved RFPs and SFCs, and spot market purchases hedged with a financial swap contract with Generation expiring in 2013. See Note 2—Regulatory Matters for further information.

PECO’s long-term PPA with Generation under which PECO obtained all of its electric supply from Generation over the past 12 years expired on December 31, 2010. During 2009 and 2010, PECO entered into procurement contracts through a competitive procurement process in order to meet a portion of its customers’ electric supply requirements for 2011 through 2015. As of December 31, 2010, the 2011 expected energy requirements for all customer classes have been substantially procured. PECO will conduct five additional competitive procurements over the remaining term of their DSP Program. See Note 2—Regulatory Matters for further information.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd and PECO are also subject to requirements established by the Illinois Settlement Legislation and the AEPS Act, respectively, related to the use of alternative energy resources. See Note 2—Regulatory Matters for additional information relating to electric generation procurement and alternative energy resources.

ComEd’s and PECO’s electric supply procurement, REC and AEC purchase commitments as of December 31, 2010 are as follows:

		Expiration within
	Total	2011	2012	2013	2014	2015	2016 and beyond
ComEd
Electric supply procurement	$252	$237	$15	$—	$—	$—	$—
RECs	$4	$4	$—	$—	$—	$—	$—
Long-term renewable energy and associated RECs (a)	$1,692	$—	$36	$70	$72	$78	$1,436
PECO
Electric supply procurement	$2,746	$1,726	$825	$146	$25	$24	$—
AECs	$49	$13	$11	$7	$6	$2	$10

(a)	On December 17, 2010, ComEd entered into 20-year contracts with several unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. See Note 2 of Combined Notes to Consolidated Financial Statements for additional information.

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation (and with respect to coal, commitments to sell coal) and PECO has commitments to purchase natural gas, related transportation, storage capacity and services to serve customers in their gas distribution service territory. As of December 31, 2010, these net commitments were as follows:

		Expiration within
	Total	2011	2012	2013	2014	2015	2016 and beyond
Generation	$9,470	$1,281	$1,092	$1,063	$996	$1,103	$3,935
PECO	571	158	92	84	72	52	113

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Commercial Commitments

Exelon’s commercial commitments as of December 31, 2010, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2011	2012	2013	2014	2015	2016 and beyond
Letters of credit (non-debt) (a)	$280	$275	$5	$—	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (b)	3	3	—	—	—	—	—
Surety bonds (c)	72	8	—	—	—	1	63
Performance guarantees (d)	518	—	—	95	200	—	223
Energy marketing contract guarantees (e)	157	111	15	—	—	—	31
Nuclear insurance premiums (f)	2,210	—	—	—	—	—	2,210
Lease guarantees (g)	61	—	1	5	—	—	55
2007 City of Chicago Settlement (h)	3	1	2	—	—	—	—
Midwest Generation Capacity Reservation Agreement guarantee (i)	6	4	2	—	—	—	—

Total commercial commitments	$3,310	$402	$25	$100	$200	$1	$2,582

(a)	Letters of credit (non-debt)—Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2010, guarantees of $1 million have been issued to provide support for certain letters of credit as required by third parties.
(b)	Letters of credit (long-term debt) interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amounts of the floating-rate pollution control bonds of $191 million at ComEd are reflected in long-term debt in Exelon’s Consolidated Balance Sheet.
(c)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(d)	Performance guarantees—Guarantees issued to ensure performance under specific contracts.
(e)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts.
(f)	Nuclear insurance premiums—Represents the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act as well as the current aggregate annual retrospective premium obligation that could be imposed by NEIL. See the Nuclear Insurance section within this note for additional details on Generation’s nuclear insurance premiums.
(g)	Lease guarantees—Guarantees issued to ensure payments on building leases.
(h)	2007 City of Chicago Settlement—In December 2007, ComEd entered into an agreement with the City of Chicago. Under the terms of the agreement, ComEd will pay $55 million over six years, of which $52 million was paid through December 31, 2010.
(i)	Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with the City of Chicago entered into on February 20, 2003, Midwest Generation assumed from the City of Chicago a Capacity Reservation Agreement that the City of Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse the City of Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation’s commercial commitments as of December 31, 2010, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2011	2012	2013	2014	2015	2016 and beyond
Letters of credit (non-debt) (a)	$225	$225	$—	$—	$—	$—	$—
Surety bonds (b)	3	—	—	—	—	—	3
Performance guarantees (c)	299	—	—	95	200	—	4
Energy marketing contract guarantees (d)	157	111	15	—	—	—	31
Nuclear insurance premiums (e)	2,210	—	—	—	—	—	2,210

Total commercial commitments	$2,894	$336	$15	$95	$200	$—	$2,248

(a)	Letters of credit (non-debt)—Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties. Guarantees of $1 million have been issued to provide support for certain letters of credit as required by third parties.
(b)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(c)	Performance guarantees—Guarantees issued to ensure performance under specific contracts.
(d)	Energy marketing contract guarantees—Guarantees issued to ensure performance under energy commodity contracts.
(e)	Nuclear insurance premiums—Represents the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act as well as the current aggregate annual retrospective premium obligation that could be imposed by NEIL. See Nuclear Insurance section within this note for additional details on Generation’s nuclear insurance premiums.

ComEd’s commercial commitments as of December 31, 2010, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2011	2012	2013	2014	2015	2016 and beyond
Letters of credit (non-debt) (a)	$27	$27	$—	$—	$—	$—	$—
Letters of credit (long-term debt)—interest coverage (b)	3	3	—	—	—	—	—
2007 City of Chicago Settlement (c)	3	1	2	—	—	—	—
Midwest Generation Capacity Reservation Agreement guarantee (d)	6	4	2	—	—	—	—
Surety bonds (e)	4	4	—	—	—	—	—

Total commercial commitments	$43	$39	$4	$—	$—	$—	$—

(a)	Letters of credit (non-debt)—ComEd maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Letters of credit (long-term debt)—interest coverage—Reflects the interest coverage portion of letters of credit supporting floating-rate pollution control bonds. The principal amount of the floating-rate pollution control bonds of $191 million is reflected in long-term debt in ComEd’s Consolidated Balance Sheet.
(c)	2007 City of Chicago Settlement—In December 2007, ComEd entered into an agreement with the City of Chicago. Under the terms of the agreement, ComEd will pay $55 million over six years, of which $52 million was paid through December 31, 2010.
(d)	Midwest Generation Capacity Reservation Agreement guarantee—In connection with ComEd’s agreement with the City of Chicago entered into on February 20, 2003, Midwest Generation assumed from the City of Chicago a Capacity Reservation Agreement that the City of Chicago had entered into with Calumet Energy Team, LLC. ComEd has agreed to reimburse the City of Chicago for any nonperformance by Midwest Generation under the Capacity Reservation Agreement.
(e)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO’s commercial commitments as of December 31, 2010, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2011	2012	2013	2014	2015	2016 and beyond
Letters of credit (non-debt) (a)	$21	$21	$—	$—	$—	$—	$—
Surety bonds (b)	3	3	—	—	—	—	—

Total commercial commitments	$24	$24	$—	$—	$—	$—	$—

(a)	Letters of credit (non-debt)—PECO maintains non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

Construction Commitments

Under their operating agreements with PJM, ComEd and PECO are committed to construct transmission facilities to maintain system reliability. ComEd and PECO will work with PJM to continue to evaluate the scope and timing of any required construction projects. ComEd’s and PECO’s estimated commitments are as follows:

	Total	2011	2012	2013	2014	2015
ComEd	$274	$18	$60	$127	$43	$26
PECO	106	43	28	28	4	3

Leases

Minimum future operating lease payments, including lease payments for vehicles, real estate, computers, rail cars, operating equipment and office equipment, as of December 31, 2010 were:

	Exelon		Generation		ComEd (b)	PECO (b)
2011	$64		$28		$16	$14
2012	63		27		15	14
2013	56		25		13	14
2014	53		25		11	13
2015	42		25		10	3
Remaining years	400		296		68	—

Total minimum future lease payments	$678	(a)	$426	(a)	$133	$58

(a)	Excludes Generation’s PPAs and other capacity contracts that are accounted for as contingent operating lease payments.
(b)	Amounts related to certain real estate leases and railroad licenses effectively have indefinite payment periods. As a result, ComEd and PECO have excluded these payments from the Remaining years, as such amounts would not be meaningful. ComEd’s and PECO’s annual obligation for these agreements, included in each of the years 2011-2013, was $2 million and $2 million, and in each of the years 2014-2015 was $2 million and $3 million, respectively.

The Registrants’ rental expense under operating leases was as follows:

	Exelon	Generation (a)	ComEd	PECO
2010	$722	$665	$19	$31
2009	691	637	21	27
2008	867	817	23	27

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(a)	Includes Generation’s PPAs and other capacity contracts that are accounted for as operating leases and are reflected as net capacity purchases in the energy commitments table above. These agreements are considered contingent operating lease payments and are not included in the minimum future operating lease payments table above. Payments made under Generation’s PPAs and other capacity contracts totaled $641 million, $616 million and $787 million during 2010, 2009 and 2008, respectively.

For information regarding capital lease obligations, see Note 10—Debt and Credit Agreements.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Generation recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. Any activity related to Sithe recorded in Exelon’s Consolidated Statement of Operations is recorded as discontinued operations. During 2008, Generation reduced its guarantee liabilities and recognized $38 million of income in discontinued operations related to the expiration of tax indemnifications. As of December 31, 2010, Generation had $6 million in recorded guarantee obligations remaining. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at December 31, 2010.

Indemnifications Related to Sale of TEG and TEP (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guarantee expired in part during 2008. Generation expects that the remaining exposure will expire by 2014.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd and PECO have identified 42 and 27 sites, respectively, where former MGP activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several PRPs that may be responsible for ultimate remediation of each location. Of the 42 sites identified by ComEd, the Illinois EPA or U.S. EPA have approved the cleanup of 12 sites and of the 27 sites identified by PECO, the PA DEP has approved the cleanup of 16 sites. Of the remaining sites identified by ComEd and PECO, 24 and 9 sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2018, respectively.

In January 2008, ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), reached a settlement agreement on the allocation of costs for the 38 former MGP sites for which ComEd or Nicor, or both, have responsibility. This agreement was approved by the ICC on June 9, 2009. The approval of the settlement by the ICC did not have an impact on ComEd’s cash flows or results of operations.

During the third quarter of 2010, ComEd and PECO each completed an annual study of their future estimated MGP remediation requirements. The results of these studies indicated that additional remediation would be required at certain sites; accordingly, ComEd and PECO increased their reserves and regulatory assets by $13 million and $2 million, respectively. Pursuant to orders from the ICC and PAPUC, respectively, ComEd and PECO are authorized to and are currently recovering environmental costs for the remediation of former MGP facility sites from customers, for which they have recorded regulatory assets. PECO’s 2010 approved natural gas distribution rate case settlement increased the annual MGP recovery to be collected from customers beginning January 2011. See Note 2—Regulatory Matters for additional information.

As of December 31, 2010 and 2009, the Registrants have accrued the following undiscounted amounts for environmental liabilities in other deferred credits and other liabilities within their Consolidated Balance Sheets:

December 31, 2010	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$179	$156
Generation	15	—
ComEd	120	114
PECO	44	42

December 31, 2009	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$175	$149
Generation	17	—
ComEd	113	107
PECO	45	42

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

In April 2009, the U.S. Supreme Court reversed the decision of the U.S. Second Circuit Court of Appeals in one respect, and determined that the EPA could use a cost-benefit analysis under Section 316(b) to determine the best technology available for minimizing adverse environmental impact at cooling water intake structures. The U.S. EPA is considering the rule on remand and will take further action consistent with the opinions of the Supreme Court and the Court of Appeals, including whether to exercise its discretion to retain or modify the cost-benefit rule as it appeared in the initial regulation. In November 2010, the EPA reached a settlement with the plaintiffs in the Section 316(b) litigation that requires the EPA to issue a proposed rule by March 14, 2011, and to publish a final rule by July 27, 2012. Until then, the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. The Courts’ opinions have created uncertainty about the specific nature, scope and timing of the final compliance requirements.

On January 7, 2010, the NJDEP issued a draft NPDES permit for Oyster Creek that would have required, in the exercise of its best professional judgment, the installation of cooling towers as the best technology available within seven years after the effective date of the permit. On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. The current NRC license for Oyster Creek expires in 2029. In reliance upon Exelon’s determination to cease generation operations no later than December 31, 2019, the NJDEP determined that closed cycle cooling is not the best technology available for Oyster Creek given the length of time that would be required to retrofit from the existing once-through cooling system to a closed-cycle cooling system and the limited life span of the plant after installation of a closed-cycle cooling system. Based on its consideration of these and other factors, in its best professional judgment, NJDEP determined that the existing measures at the plant represent the best technology available for the facility’s cooling water intake system.

On December 9, 2010, Generation executed an Administrative Consent Order (ACO) with the NJDEP regarding Oyster Creek. The ACO sets forth, among other things, the agreement by Generation to permanently cease generation operations at Oyster Creek if the conditions of the ACO are satisfied. In the ACO, the NJDEP agreed to issue a new draft NPDES permit without a requirement for construction of cooling towers or other closed cycle cooling facilities. It is expected that a draft

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

NPDES permit will be issued and will become final and effective sometime in 2011. The ACO applies only to Oyster Creek based on its unique circumstances and does not set any precedent for the ultimate compliance requirements for Section 316(b) at Exelon’s other plants.

As a result of the decision and the ACO, the expected economic useful life of Oyster Creek has been reduced. The financial impacts, which are not expected to be material to Generation’s results of operations, will relate primarily to accelerated depreciation and accretion expense associated with the changes in decommissioning assumptions related to Generation’s asset retirement obligation over the remaining expected economic useful life of Oyster Creek. As a result of the announcement to close Oyster Creek by 2019, Generation’s operating expenses increased by $7 million (pre-tax) in 2010 and are estimated to increase approximately $25-$30 million (pre-tax) in each of the years 2011 through 2015. The impacts to Generation’s operating expenses in years 2016 through 2019 will be dependent on future capital spending at Oyster Creek. Generation will also make employee retention payments of approximately $20 million in 2011 that are expected to increase operating expenses by approximately $4 million (pre-tax) in each of the years 2011 through 2015.

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

It is unknown at this time whether the final regulations or permit will require closed-cycle cooling at Salem. In addition, the economic viability of Generation’s other power generation facilities without closed-cycle cooling water systems will be called into question by any requirement to construct cooling towers. Given the uncertainties associated with these proceedings and the time required for their resolution, Generation cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with any resulting Section 316(b) or interim state requirements will have on the operation of its generating facilities and its future results of operations, cash flows and financial position.

Cotter Corporation. The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is approximately $40 million, which will be allocated among all

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve excavation of the radiological contamination. An excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require the use of an excavation remedy is remote.

Air. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA could correct CAIR in accordance with the Court’s July 11, 2008 opinion. On July 6, 2010, the U.S. EPA published the proposed Transport Rule as the replacement to the CAIR. The first phase of the NOx and SO2 emissions reductions under the proposed Transport Rule regulations will commence in 2012, with further reductions of SO2 emissions proposed to become effective in 2014. Given its low carbon generation portfolio, Generation does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements. These emissions limits will be further reduced as the U.S. EPA finalizes more restrictive NAAQS in the 2011-2012 timeframe.

The proposed Transport Rule regulations also would limit the use of allowance trading to achieve compliance and restrict entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. During the third quarter of 2010, Generation recognized a lower of cost or market impairment charge of $57 million on its ARP SO2 allowances that are not expected to be used by Generation’s fossil-fuel power plants and that have not been sold forward. The impairment was recorded due to the significant decline of allowance market prices because proposed Transport Rule regulations would restrict entirely the use of ARP SO2 allowances beginning in 2012. As of December 31, 2010, Generation had $10 million of emission allowances carried at the lower of weighted average cost or market.

Additionally, as of December 31, 2010, Exelon has a $629 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, the ultimate passage of the proposed Transport Rule could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

In March 2005, the U.S. EPA finalized the CAMR, which was a national program to cap mercury emissions from fossil-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. The D.C. Circuit Court later vacated the CAMR on the basis that the U.S. EPA had failed to properly de-list mercury as a HAP under Section 112(c)(1) of the Clean Air Act. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to HAPs. In resolution of the CAMR litigation, the U.S. EPA entered into a Consent Decree that requires it to propose by March 16, 2011 HAP regulations for emissions from fossil generating stations, and to publish final HAP regulations by November 15, 2011. The nature and extent of future regulatory controls on HAP emissions at electric generation power plants will not be determined until the Federal regulations are finalized by the U.S. EPA.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The U.S. EPA has announced that it will complete a review of NAAQS in the 2011-2012 timeframe for ozone (nitrogen oxide and volatile organic chemicals), particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review could result in more stringent emissions limits on fossil-fired electric generating stations.

Climate Change Regulation. Exelon is subject to climate change regulation or legislation at the international, Federal, regional and state levels. In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Consequently, on December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act has triggered the permitting requirements under the Prevention of Significant Deterioration (PSD) and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds became effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis. Exelon could be significantly affected by the regulations if it were to build new plants or modify existing plants.

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

In August 2009, the DOJ and the Illinois Attorney General filed a complaint against Midwest Generation with the U.S. District Court for the Northern District of Illinois initiating enforcement proceedings with respect to the alleged Clean Air Act violations set forth in the NOV. Neither ComEd

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

nor Exelon were named as a defendant in this original complaint. In March 2010, the District Court granted Midwest Generation’s partial motion to dismiss all but one of the claims against Midwest Generation. The Court held that Midwest Generation cannot be liable for any alleged violations relating to construction that occurred prior to Midwest Generation’s ownership of the stations. In May 2010, the government plaintiffs filed an amended complaint substantially similar to the original complaint, and added ComEd and EME as defendants. The amended complaint seeks injunctive relief and civil penalties against all defendants, although not all of the claims specifically pertain to ComEd. On September 17, 2010, ComEd filed a motion requesting the Court to dismiss the governmental plaintiffs’ amended complaint. On November 16, 2010, the government filed its response to ComEd’s motion to dismiss, and ComEd filed its reply to the government’s response on December 17, 2010. The Court has not yet ruled on that motion.

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

Litigation and Regulatory Matters

Exelon and Generation

Real Estate Tax Appeals. On January 19, 2010, Generation appealed to the LaSalle County Board of Review the real estate tax assessment for the 2009 tax year concerning the value of its LaSalle Generating Station (LaSalle County, Illinois)(LaSalle), and on December 6, 2010, Generation appealed the real estate tax assessment for LaSalle for the 2010 tax year. Generation recorded the assessed real estate taxes as of December 31, 2010 and 2009 and paid the 2009 taxes, as assessed, to the taxing authorities. The appeal for LaSalle for the 2009 tax year continues at the Illinois Property Tax Appeal Board. Generation does not anticipate a decision in the 2009 tax appeal for several years due to backlog at the Appeal Board. The ultimate outcome of both of these matters is uncertain and it is reasonably possible that the outcome could result in unfavorable or favorable impacts to the consolidated financial statements of Exelon and Generation.

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

At December 31, 2010 and 2009, Generation had reserved approximately $53 million and $49 million, respectively, in total for asbestos-related bodily injury claims. As of December 31, 2010, approximately $16 million of this amount related to 181 open claims presented to Generation, while the remaining $37 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

to the reserve is necessary. During 2010, 2009 and 2008, the updates to this reserve, including the extension of future claims to be considered from 2030 to 2050 in the second quarter of 2008, did not result in material adjustments.

Exelon

Pension Claims. On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the U.S. District Court for the Northern District of Illinois. The complaint alleged that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculated lump sum distributions in a manner that does not comply with ERISA. The plaintiff sought compensatory relief from the Plan on behalf of participants who received lump sum distributions between 2001 and 2006 and injunctive relief with respect to future lump sum distributions. The District Court dismissed the lawsuit but allowed the plaintiff to file an administrative claim with the Plan with respect to the calculation of the portion of his lump sum benefit accrued under the Plan’s prior traditional formula. On July 2, 2009, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s ruling, and the plaintiff’s subsequent motion requesting rehearing of the case before the entire Seventh Circuit Court of Appeals was denied. On October 28, 2009, the plaintiff filed a petition requesting that the U.S. Supreme Court hear an appeal of the Seventh Circuit’s decision. On February 22, 2010, the U.S. Supreme Court declined to hear the appeal. In addition, on January 6, 2009, the plaintiff filed a complaint in the District Court challenging the Plan’s denial of his administrative claim, and on November 12, 2010, the District Court granted the Plan’s motion for summary judgment and dismissed the plaintiff’s remaining claims with prejudice. The plaintiff did not appeal the dismissal of his remaining claims.

Savings Plan Claim. On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the U.S. District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleged that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs sought declaratory, equitable and monetary relief on behalf of the Savings Plan and participants, including alleged investment losses. On August 19, 2009, the plaintiffs in the Exelon case filed an amended complaint in the District Court, which again alleged that defendants breached fiduciary duties under ERISA by, among other things, permitting the Savings Plan to pay excessive fees and expenses for administrative services, but eliminated the claim for investment losses and the allegations regarding “revenue sharing.” On December 9, 2009, the District Court granted the defendants’ motion to dismiss the amended complaint and enter judgment in favor of the defendants. The plaintiffs have appealed the District Court’s dismissal of their claims to the U.S. Court of Appeals for the Seventh Circuit, where the matter remains pending. The ultimate outcome of the savings plan claim is uncertain and may have a material impact on Exelon’s results of operations, cash flows or financial position.

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

Fund Transfer Restrictions

Under applicable law, Exelon may borrow or receive an extension of credit from its subsidiaries. Under the terms of Exelon’s intercompany money pool agreement, Exelon can lend to, but not borrow from the money pool.

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

PECO’s Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its retained earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred securities. At December 31, 2010, such capital was $2.9 billion and amounted to about 33 times the liquidating value of the outstanding preferred securities of $87 million. Additionally, PECO may not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debentures which were issued to PEC L.P. or PECO Trust IV; (2) it defaults on its guarantee of the payment of distributions on the Series D Preferred Securities of PEC L.P. or the preferred trust securities of PECO Trust IV; or (3) an event of default occurs under the Indenture under which the subordinated debentures are issued.

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

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

19. Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Income Statement Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

For the Year Ended December 31, 2010	Exelon	Generation		ComEd	PECO
Operating revenues (a)
Wholesale	$5,934	$8,986		$—	$44
Retail electric and gas	11,906	1,004	(b)	5,648	5,262
Other	804	35	(c)	556	213

Total operating revenues	$18,644	$10,025		$6,204	$5,519

For the Year Ended December 31, 2009	Exelon	Generation		ComEd	PECO
Operating revenues (a)
Wholesale	$5,469	$8,905		$—	$26
Retail electric and gas	11,099	838	(b)	5,220	5,049
Other	750	(40	)(c)	554	236

Total operating revenues	$17,318	$9,703		$5,774	$5,311

For the Year Ended December 31, 2008	Exelon	Generation		ComEd	PECO
Operating revenues (a)
Wholesale	$6,394	$9,934		$—	$45
Retail electric and gas	11,816	979	(b)	5,563	5,278
Other	649	(159	)(c)	573	244

Total operating revenues	$18,859	$10,754		$6,136	$5,567

(a)	Includes operating revenues from affiliates.
(b)	Generation’s retail electric and gas operating revenues consist primarily of Exelon Energy Company, LLC. Generation’s retail electric operating revenues are allocated among its reportable segments.
(c)	Includes amounts recorded related to the Illinois Settlement Legislation.

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$1,144	$474	$473	$171
Regulatory assets (a)	931	—	43	889
Nuclear fuel (b)	672	672	—	—
ARO accretion (c)	196	195	1	—

Total depreciation, amortization and accretion	$2,943	$1,341	$517	$1,060

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$996	$333	$446	$162
Regulatory assets (a)	838	—	48	790
Nuclear fuel (b)	558	558	—	—
ARO accretion (c)	209	207	1	—

Total depreciation, amortization and accretion	$2,601	$1,098	$495	$952

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$898	$274	$424	$158
Regulatory assets (a)	736	—	40	696
Nuclear fuel (b)	448	448	—	—
ARO accretion (c)	226	225	1	—

Total depreciation, amortization and accretion	$2,308	$947	$465	$854

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
Taxes other than income
Utility (a)	$476	$—	$205	$271
Real estate	175	142	20	13
Payroll	121	70	24	12
Other	36	18	7	7

Total taxes other than income	$808	$230	$256	$303

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO
Taxes other than income
Utility (a)	$481	$—	$232	$249
Real estate	157	127	20	10
Payroll	114	65	23	12
Other	26	13	6	5

Total taxes other than income	$778	$205	$281	$276

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO
Taxes other than income
Utility (a)	$507	$—	$236	$271
Real estate (b)	127	124	29	(26)
Payroll	123	67	26	12
Other	21	6	7	8

Total taxes other than income	$778	$197	$298	$265

(a)	Municipal and state utility taxes are also recorded in revenues on the Registrants’ Consolidated Statements of Operations.
(b)	PECO reflected amortization of the regulatory liability recorded in connection with the 2007 PURTA settlement, partially offset by current year property taxes.

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
Loss in equity method investments
Financing trusts	$—	$—	$—	$—
NuStart Energy Development, LLC	—	—	—	—

Total loss in equity method investments	$—	$—	$—	$—

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO
Loss in equity method investments
Financing trusts	$(24)	$—	$—	$(24)
NuStart Energy Development, LLC	(3)	(3)	—	—

Total loss in equity method investments	$(27)	$(3)	$—	$(24)

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO
Loss in equity method investments
Financing trusts	$(25)	$—	$(8)	$(16)
NuStart Energy Development, LLC	(1)	(1)	—	—

Total loss in equity method investments	$(26)	$(1)	$(8)	$(16)

For the Year Ended December 31, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds—Regulatory Agreement Units (a)	$176	$176	$—	$—
Net realized income on decommissioning trust funds—Non-Regulatory Agreement Units (a)	51	51	—	—
Net unrealized gains on decommissioning trust funds—Regulatory Agreement Units	316	316	—	—
Net unrealized gains on decommissioning trust funds—Non-Regulatory Agreement Units	104	104	—	—
Regulatory offset to decommissioning trust fund-related activities (b)	(394)	(394)	—	—

Total decommissioning-related activities	253	253	—	—

Investment income	1	—	—	1
Long-term lease income	27	—	—	—
Interest income related to uncertain income tax positions	—	—	6	—
Realized gains on Rabbi trust investments	1	—	1	—
Other	30	4	17	7

Other, net	$312	$257	$24	$8

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

For the Year Ended December 31, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds— Regulatory Agreement Units (a)	$126	$126	$—	$—
Net realized income on decommissioning trust funds—Non-Regulatory Agreement Units (a)	29	29	—	—
Net unrealized gains on decommissioning trust funds—Regulatory Agreement Units	801	801	—	—
Net unrealized gains on decommissioning trust funds—Non-Regulatory Agreement Units	227	227	—	—
Regulatory offset to decommissioning trust fund-related activities (b)	(746)	(746)	—	—

Total decommissioning-related activities	437	437	—	—

Investment income	5	—	1	4
Long-term lease income	26	—	—	—
Interest income related to uncertain income tax positions (c)	50	—	65	5
Realized gain on Rabbi trust investments	5	—	5	—
Other-than-temporary impairment to Rabbi trust investments (d)	(7)	—	(7)	—
Losses on early retirement of debt	(117)	(71)	—	—
Other	28	10	15	4

Other, net	$427	$376	$79	$13

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds—Regulatory Agreement Units (a)	$43	$43	$—	$—
Net realized income on decommissioning trust funds—Non-Regulatory Agreement Units (a)	16	16	—	—
Net unrealized losses on decommissioning trust funds—Regulatory Agreement Units	(1,022)	(1,022)	—	—
Net unrealized losses on decommissioning trust funds—Non-Regulatory Agreement Units	(324)	(324)	—	—
Regulatory offset to decommissioning trust fund-related activities (b)	777	777	—	—

Total decommissioning-related activities	(510)	(510)	—	—

Investment income	10	—	6	4
Long-term lease income	24	—	—	—
Interest income related to uncertain income tax positions	31	11	6	12
Income related to the termination of a gas supply guarantee	13	13	—	—
Other	25	17	6	2

Other, net	$(407)	$(469)	$18	$18

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)	Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of net income taxes related to all NDT fund activity for those units. See Note 12—Asset Retirement Obligations for additional information regarding the accounting for nuclear decommissioning.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(c)	Primarily includes interest income at ComEd from the 2009 re-measurement of income tax uncertainties. See Note 11—Income Taxes for additional information.
(d)	ComEd recorded an other-than-temporary impairment to Rabbi trust investments during 2009.

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

For the Year Ended December 31, 2010	Exelon	Generation	ComEd		PECO
Cash paid (refunded) during the year
Interest (net of amount capitalized)	$625 (a)	$108	$222		$151
Income taxes (net of refunds)	1,219	732	15		433

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$581	$268	$215		$46
Provision for uncollectible accounts	108	1	48		59
Provision for obsolete inventory	12	12	—		—
Stock-based compensation costs	44	—	—		—
Other decommissioning-related activity (b)	(91)	(91)	—		—
Energy-related options (c)	(73)	(73)	—		—
ARO adjustment	(19)	(8)	(10)		(1)
Amortization of regulatory asset related to debt costs	24	—	20		4
Accrual for Illinois utility distribution tax refund (d)	(25)	—	(25)		—
Under-recovered uncollectible accounts, net (e)	(14)	—	(14)		—
ARP SO2 allowances impairment	57	57	—		—
Other	5	16	4		—

Total other non-cash operating activities	$609	$182	$238		$108

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	61	—	58		3
Other current assets	(18)	(16)	12		(19)
Other noncurrent assets and liabilities	(99)	(29)	(203	)(f)	94

Total changes in other assets and liabilities	$(56)	$(45)	$(133)		$78

	Exelon	Generation	ComEd		PECO
Non-cash investing and financing activities
Change in ARC	$(428)	$(428)	$—		$—
Capital expenditures not paid	34	13	7		14
Purchase accounting adjustments	9	9	—		—
Exelon Wind acquisition (g)	32	32	—		—

(a)	Excludes $167 million of interest paid to the IRS relating to a preliminary agreement reached during the third quarter of 2010. See Note 11—Income Taxes for additional information.
(b)	Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 12—Asset Retirement Obligations for additional information regarding the accounting for nuclear decommissioning.
(c)	Includes amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of underlying transactions.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(d)	During the second quarter of 2010, ComEd recorded a reduction of $25 million to taxes other than income to reflect management’s estimate of future refunds for the 2008 and 2009 tax years associated with Illinois’ utility distribution tax based on an analysis of past refunds and interpretations of the Illinois Public Utility Act. Historically, ComEd has recorded refunds of the Illinois utility distribution tax when received. ComEd believes it now has sufficient, reliable evidence to record and support an estimated receivable associated with the anticipated refund for the 2008 and 2009 tax years.
(e)	Includes $70 million of under-recovered uncollectible accounts expense from 2008 and 2009 recorded in the first quarter of 2010 as well as $59 million of amortization of the associated regulatory asset. This amount also includes a credit of $3 million of undercollections associated with 2010 activity. ComEd is recovering these costs through a rider mechanism authorized by the ICC. See Note 2—Regulatory Matters for additional information regarding the Illinois legislation for recovery of uncollectible accounts.
(f)	Relates primarily to a decrease in interest payable associated with a change in uncertain income tax positions. See Note 11—Income Taxes for additional information.
(g)	Represents contingent liability recorded in connection with the December 9, 2010 acquisition of Exelon Wind. See Note 3—Acquisition for additional information.

For the Year Ended December 31, 2009	Exelon	Generation	ComEd		PECO
Cash paid (refunded) during the year
Interest (net of amount capitalized)	$647	$69	$284		$179
Income taxes (net of refunds)	982	668	63		368

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$536	$240	$192		$47
Loss in equity method investments	27	3	—		24
Provision for uncollectible accounts	149	2	85		63
Stock-based compensation costs	70	—	—		—
Other decommissioning-related activity (a)	(163)	(163)	—		—
Energy-related options (b)	46	46	—		—
ARO adjustment (c)	(47)	(47)	—		—
Amortization of regulatory asset related to debt costs	25	—	21		4
Amortization of the regulatory liability related to the PURTA tax settlement	(2)	—	—		(2)
Other-than-temporary impairment to Rabbi trust investments (d)	7	—	7		—
Inventory write-down related to plant retirements	17	17	—		—
Other	(13)	6	4		5

Total other non-cash operating activities	$652	$104	$309		$141

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$23	$—	$13		$10
Other current assets	(2)	—	—		3
Other noncurrent assets and liabilities	(134)	(1)	(76	) (e)	(47)

Total changes in other assets and liabilities	$(113)	$(1)	$(63)		$(34)

	Exelon	Generation	ComEd		PECO
Non-cash investing and financing activities
Change in ARC	$67	$67	$—		$—
Capital expenditures not paid	70	97	37		4
Purchase accounting adjustments	9	9	—		—

(a)	Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 12—Asset Retirement Obligations for additional information regarding the accounting for nuclear decommissioning.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

(b)	Includes amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of underlying transactions.
(c)	Represents the reduction in the ARO in excess of the existing ARC balances for Generation’s nuclear generating units that are not subject to regulatory agreement with respect to decommissioning trust funding (the former AmerGen units and the portions of the Peach Bottom units).
(d)	ComEd recorded an other-than-temporary impairment to Rabbi trust investments during the second quarter of 2009. See Note 8—Fair Value of Assets and Liabilities for additional information regarding the impairment.
(e)	Relates primarily to a decrease in interest payable associated with the remeasurement of uncertain income tax positions. See Note 11—Income Taxes for additional information.

For the Year Ended December 31, 2008	Exelon	Generation	ComEd	PECO
Cash paid (refunded) during the year
Interest (net of amount capitalized)	$716	$107	$300	$216
Income taxes (net of refunds)	938	660	(41)	379
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$314	$139	$101	$32
Loss in equity method investments	26	1	8	16
Provision for uncollectible accounts	247	17	71	160
Stock-based compensation costs	67	—	—	—
Other decommissioning-related activity (a)	219	219	—	—
Energy-related options (b)	5	5	—	—
Amortization of regulatory liability related to debt costs	25	—	21	4
Amortization of the regulatory liability related to the PURTA tax settlement (c)	(36)	—	—	(36)
Net impact of the 2007 distribution rate case order (d)	22	—	22	—
Reduction of guarantees (e)	(55)	(55)	—	—
Other	36	6	41	18

Total other non-cash operating activities	$870	$332	$264	$194

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$32	—	$29	$3
Other current assets	12	(11)	14	(3)
Other noncurrent assets and liabilities	(179)	(70)	(18)	(14)

Total changes in other assets and liabilities	$(135)	$(81)	$25	$(14)

	Exelon	Generation	ComEd	PECO
Non-cash investing and financing activities
Change in ARC	$128	$128	$—	$—
Capital expenditures not paid	23	6	4	6
Purchase accounting adjustments	10	10	—	—

(a)	Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 12—Asset Retirement Obligations for additional information regarding the accounting for nuclear decommissioning.
(b)	Includes amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of underlying transactions.
(c)	In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability and PECO began amortizing this liability and refunding customers in January 2008.
(d)

In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

addition, ComEd established regulatory assets totaling approximately $13 million associated with reversing previously incurred expenses deemed recoverable in future rates. See Note 2—Regulatory Matters for more information.

(e)	Includes reversal of Sithe guarantee of $38 million and Distrigas guarantee of $13 million.

DOE Smart Grid Investment Grant (Exelon and PECO). For the year ended December 31, 2010, Exelon and PECO have included in the capital expenditures line item in investing activities of the cash flow statement capital expenditures of $28 million related to PECO’s DOE SGIG. See Note 2—Regulatory Matters for additional information regarding the accounting for the DOE SGIG.

Repurchase Agreements (Exelon and Generation). Repurchase Agreements are financial instruments used to fund short-term liquidity requirements where a counterparty typically agrees to sell the financial instrument and repurchase it the following day. Exelon and Generation have historically presented purchases and sales of Repurchase Agreements with a maturity of three months or less on a gross basis in ‘Investments in NDT funds and ‘Proceeds from NDT fund sales’, respectively, within Exelon and Generation’s Consolidated Statement of Cash Flows. Due to the nature and volume of these transactions, effective December 31, 2010, Exelon and Generation have included the cash flows associated with the purchase and sale of Repurchase Agreements with a maturity of three months or less on a net basis in ‘Proceeds from NDT fund sales’ within their Consolidated Statement of Cash Flows. Cash flows associated with all other NDT funds investments will continue to be presented on a gross basis. The years ended December 31, 2009 and 2008 were adjusted to reflect this change in presentation, which is presented in the following table:

	Year Ended December 31, 2009
	As previously stated	Adjustments	As Adjusted
Proceeds from NDT fund sales	$22,905	$(18,613)	$4,292
Investments in NDT funds	$(23,144)	$18,613	$(4,531)

	Year Ended December 31, 2008
	As previously stated	Adjustments	As Adjusted
Proceeds from NDT fund sales	$17,202	$(6,545)	$10,657
Investments in NDT funds	$(17,487)	$6,545	$(10,942)

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of December 31, 2010 and 2009.

December 31, 2010	Exelon	Generation	ComEd	PECO
Investments
Equity method investments:
Financing trusts (a)	$15	$—	$6	$8
Keystone Fuels, LLC	10	10	—	—
Conemaugh Fuels, LLC	13	13	—	—
NuStart Energy Development, LLC	1	1	—	—

Total equity method investments	39	24	6	8

Other investments:
Net investment in direct financing leases	629	—	—	—
Employee benefit trusts and investments (b)	64	11	23	20

Total investments	$732	$35	$29	$28

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

December 31, 2009	Exelon	Generation	ComEd	PECO
Investments
Equity method investments:
Financing trusts (a)	$20	$—	$6	$13
Keystone Fuels, LLC	15	15	—	—
Conemaugh Fuels, LLC	19	19	—	—
NuStart Energy Development, LLC	1	1	—	—

Total equity method investments	55	35	6	13

Other investments:
Net investment in direct financing leases	602	—	—	—
Employee benefit trusts and investments (b)	67	11	28	18

Total investments	$724	$46	$34	$31

(a)	Includes investments in financing trusts which were not consolidated within the financial statements of Exelon. See Note 1—Significant Accounting Policies for additional information.
(b)	The Registrants’ investments in these marketable securities are recorded at fair market value.

December 2010 IRS Payment (Exelon). In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. In order to stop additional interest from accruing on the expected assessment resulting from the agreement, Exelon paid $302 million to the IRS on December 28, 2010. As of December 31, 2010, Exelon had not funded the specific bank account from which the IRS payment was disbursed resulting in a current liability. This amount was subsequently funded in January 2011. Under the authoritative guidance for offsetting balances, Exelon included this payment in Cash and cash equivalents with an offsetting amount in Other current liabilities on its Consolidated Balance Sheets. See Note 11—Income Taxes for additional information.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Like-Kind Exchange Transaction (Exelon). Prior to the PECO/Unicom Merger in October 2000, UII, LLC (formerly Unicom Investments, Inc.) (UII), a wholly owned subsidiary of Exelon, entered into a like-kind exchange transaction pursuant to which approximately $1.6 billion was invested in passive generating station leases with two separate entities unrelated to Exelon. The generating stations were leased back to such entities as part of the transaction. For financial accounting purposes, the investments are accounted for as direct financing lease investments. UII holds the leasehold interests in the generating stations in several separate bankruptcy remote, special purpose companies it directly or indirectly wholly owns. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to require the lessees to return the leasehold interests or to arrange a service contract with a third party for a period following the lease term. If Exelon chooses the service contract option, the leasehold interests will be returned to Exelon at the end of the term of the service contract. In any event, Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. In the fourth quarter of 2000, under the terms of the lease agreements, UII received a prepayment of $1.2 billion for all rent, which reduced the investment in the leases. There are no minimum scheduled lease payments to be received over the remaining term of the leases. As of December 31, 2010 and 2009, the components of the net investment in long-term leases were as follows:

	December 31,
	2010	2009
Estimated residual value of leased assets	$1,492	$1,492
Less: unearned income	863	890

Net investment in long-term leases	$629	$602

The following tables provide additional information about liabilities of the Registrants at December 31, 2010 and 2009.

December 31, 2010	Exelon	Generation	ComEd	PECO
Accrued expenses
Compensation-related accruals (a)	$465	$229	$110	$51
Taxes accrued	297	38	83	9
Interest accrued	195	76	154	30
Severance accrued	22	10	4	1
Other accrued expenses	61	38	15	4

Total accrued expenses	$1,040	$391	$366	$95

December 31, 2009	Exelon	Generation	ComEd	PECO
Accrued expenses
Compensation-related accruals (a)	$401	$202	$107	$35
Taxes accrued	264	385	62	3
Interest accrued	170	48	88	30
Severance accrued	36	14	10	1
Other accrued expenses	52	21	15	5

Total accrued expenses	$923	$670	$282	$74

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

The following tables provide information about accumulated OCI (loss) recorded (after tax) within Exelon’s Consolidated Balance Sheets as of December 31, 2010 and 2009:

December 31, 2010	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	400	1,013	—	—
Pension and non-pension postretirement benefit plans	(2,823)	—	—	—
Unrealized loss on marketable securities	—	—	(1)	—

Total accumulated other comprehensive income (loss)	$(2,423)	$1,013	$(1)	$—

December 31, 2009	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	551	1,157	—	1
Pension and non-pension postretirement benefit plans	(2,640)	—	—	—

Total accumulated other comprehensive income (loss)	$(2,089)	$1,157	$—	$1

20. Segment Information (Exelon, Generation, ComEd and PECO)

During the first quarter of 2010, Exelon and Generation concluded that Generation no longer operates as a single reportable segment, primarily due to a change in the financial information regularly evaluated by the chief operating decision maker (CODM) in determining resource allocation and assessing performance. Certain regional results of Generation’s power marketing activities are now being provided to the CODM and in other public disclosures. As a result, Generation had three reportable segments, the Mid-Atlantic, Midwest, and South, representing the different geographical areas in which Generation’s power marketing activities are conducted. As a result of the acquisition of Exelon Wind during the fourth quarter of 2010, Generation adjusted its South reportable segment to include recently acquired assets located in the South and West geographical areas, forming the South and West reportable segment. In addition, the Exelon Wind assets located in the Midwest geographical area are included within the Midwest reportable segment. Consequently, Exelon has five reportable segments consisting of Mid-Atlantic, Midwest, South and West, ComEd and PECO.

Mid-Atlantic represents Generation’s operations primarily in Pennsylvania, New Jersey and Maryland; Midwest includes the operations in Illinois, Indiana, Michigan and Minnesota; and the South and West includes operations primarily in Texas, Georgia, Oklahoma, Kansas, Missouri, Idaho and Oregon. Generation’s retail gas, proprietary trading, other revenues and mark to market activities have not been allocated to a segment.

Exelon and Generation evaluate the performance of Generation’s power marketing activities in Mid-Atlantic, Midwest, and South and West based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a segment. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.

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

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements as follows:

	Generation (a)	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues (b):
2010	$10,025	$6,204	$5,519	$755	$(3,859)	$18,644
2009	9,703	5,774	5,311	757	(4,227)	17,318
2008	10,754	6,136	5,567	697	(4,295)	18,859
Intersegment revenues (c):
2010	$3,102	$2	$5	$756	$(3,859)	$6
2009	3,472	2	6	756	(4,227)	9
2008	3,586	4	10	695	(4,295)	—
Depreciation and amortization
2010	$474	$516	$1,060	$25	$—	$2,075
2009	333	494	952	55	—	1,834
2008	274	464	854	42	—	1,634
Operating expenses (b):
2010	$6,979	$5,148	$4,858	$792	$(3,859)	$13,918
2009	6,408	4,931	4,614	840	(4,225)	12,568
2008	6,760	5,469	4,868	758	(4,295)	13,560
Interest expense, net:
2010	$153	$386	$193	$85	$—	$817
2009	113	319	187	112	—	731
2008	136	348	226	132	(10)	832
Income (loss) from continuing operations before income taxes:
2010	$3,150	$694	$476	$(91)	$(8)	$4,221
2009	3,555	603	499	(235)	(3)	4,419
2008	3,388	329	475	(158)	—	4,034
Income taxes:
2010	$1,178	$357	$152	$(27)	$(2)	$1,658
2009	1,433	229	146	(102)	6	1,712
2008	1,130	128	150	(91)	—	1,317
Income (loss) from continuing operations:
2010	$1,972	$337	$324	$(64)	$(6)	$2,563
2009	2,122	374	353	(133)	(9)	2,707
2008	2,258	201	325	(67)	—	2,717
Income (loss) from discontinued operations:
2010	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—
2008	20	—	—	—	—	20

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	Generation (a)	ComEd	PECO	Other	Intersegment Eliminations		Consolidated
Net income (loss):
2010	$1,972	$337	$324	$(64)	$(6)		$2,563
2009	2,122	374	353	(133)	(9)		2,707
2008	2,278	201	325	(67)	—		2,737
Capital expenditures:
2010	$1,883	$962	$545	$14	$(78	)(d)	$3,326
2009	1,977	854	388	54	—		3,273
2008	1,699	953	392	73	—		3,117
Total assets:
2010	$24,534	$21,652	$8,985	$6,651	$(9,582)		$52,240
2009	22,406	20,697	9,019	6,088	(9,030)		49,180

(a)	Generation represents the three segments, Mid-Atlantic, Midwest, and South and West as shown below. Intersegment revenues for the years ended December 31, 2010, 2009 and 2008, represent Mid-Atlantic revenue from sales to PECO of $2,092 million, $2,016 million and $2,081 million, respectively, and Midwest revenue from sales to ComEd of $1,010 million, $1,456 million and $1,505 million, respectively.
(b)	For the years ended December 31, 2010, 2009 and 2008, utility taxes of $205 million, $232 million, and $236 million, respectively, are included in revenues and expenses for ComEd. For the years ended December 31, 2010, 2009 and 2008, utility taxes of $271 million, $249 million and $271 million, respectively, are included in revenues and expenses for PECO.
(c)	The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2—Regulatory Matters for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.
(d)	Represents capital projects transferred from BSC to Generation, ComEd and PECO. These projects are shown as capital expenditures at Generation, ComEd and PECO and the capital expenditure is eliminated upon consolidation.

	Mid-Atlantic	Midwest	South and West	Other (b)	Generation
Total revenues (a):
2010	$3,246	$5,762	$692	$325	$10,025
2009	3,195	5,538	714	256	9,703
2008	3,381	5,602	1,298	473	10,754
Revenues net of purchased power and fuel expense:
2010 (c)	$2,512	$4,081	$(131)	$100	$6,562
2009	2,578	4,148	(117)	162	6,771
2008	2,721	4,100	(73)	434	7,182

(a)	Includes all sales to third parties and affiliated sales to ComEd and PECO. For the years ended December 31, 2010, 2009 and 2008, there were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation.
(b)	Includes retail gas, proprietary trading, other revenue and mark-to-market activities as well as amounts paid related to the Illinois Settlement Legislation.
(c)	In 2010, Other also includes the $57 million lower of cost or market impairment for the ARP SO2 allowances further described in Note 18—Commitments and Contingencies.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

21. Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2010	2009	2008
Operating revenues from affiliates
CTFT (a)	$—	$—	$3
PETT (b)	—	3	5
PECO (c)	6	9	—

Total operating revenues from affiliates	$6	$12	$8

Fuel purchases from related parties
Keystone Fuels, LLC	$74	$56	$73
Conemaugh Fuels, LLC	70	69	54

Total fuel purchases from related parties	$144	$125	$127

Charitable contribution to Exelon Foundation (d)	$10	$10	$—
Interest expense to affiliates, net
CTFT (a)	$—	$—	$6
ComEd Financing II (e)	—	—	2
ComEd Financing III	13	13	13
PETT (b)	—	51	101
PECO Trust III	6	6	6
PECO Trust IV	6	6	6
Other	—	1	(1)

Total interest expense to affiliates, net	$25	$77	$133

Loss in equity method investments
ComEd Funding (a)	$—	$—	$8
PETT (b)	—	24	16
NuStart Energy Development, LLC	—	3	—
Other	—	—	2

Total loss in equity method investments	$—	$27	$26

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	As of December 31, 2010	As of December 31, 2009
Investments in affiliates
ComEd Financing III	$6	$7
PETT (b)	—	5
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	4

Total investments in affiliates	$15	$20

Payables to affiliates (current)
ComEd Financing III	$4	$4
PECO Trust III	1	1

Total payables to affiliates (current)	$5	$5

Long-term debt to PETT and other financing trusts (including due within one year)
ComEd Financing III	$206	$206
PETT (b)	—	415
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt due to financing trusts	$390	$805

(a)	During 2008, ComEd fully paid its long-term debt obligations to CTFT and received its current receivable from CTFT. ComEd Funding liquidated its investment in CTFT and ComEd liquidated its investment in ComEd Funding. This resulted in the elimination of operating revenues and interest expense applicable to CTFT, and equity in losses of the unconsolidated affiliate, ComEd Funding.
(b)	PETT was consolidated in Exelon’s and PECO’s financial statements on January 1, 2010 pursuant to authoritative guidance relating to the consolidation of VIEs. See Note 1—Significant Accounting Policies for additional information. PETT was liquidated and dissolved upon repayment of the debt in September 2010.
(c)	The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2—Regulatory Matters for additional information.
(d)	Exelon Foundation is a nonconsolidated not-for-profit Illinois corporation. The Exelon Foundation was established in 2007 to serve educational and environmental philanthropic purposes and does not serve a direct business or political purpose of Exelon.
(e)	ComEd Financing II was liquidated and dissolved upon repayment of the debt in 2008.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Transactions involving Generation, ComEd, and PECO are further described in the tables below.

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2010	2009	2008
Operating revenues from affiliates
ComEd (a)	$1,010	$1,456	$1,505
PECO (b)	2,092	2,016	2,081

Total operating revenues from affiliates	$3,102	$3,472	$3,586

Fuel purchases from related parties
PECO	$1	$1	$1
ComEd	—	—	3
Keystone Fuels, LLC	74	56	73
Conemaugh Fuels, LLC	70	69	54

Total fuel purchases from related parties	$145	$126	$131

Operating and maintenance from affiliates
ComEd (c)	$2	$2	$1
PECO (c)	4	6	9
BSC (d)	285	298	275

Total operating and maintenance from affiliates	$291	$306	$285

Loss in equity method investments
NuStart Energy Development, LLC	$—	$3	$1
Cash distribution paid to member	$1,508	$2,276	$1,545
Contribution from member	$62	$57	$86

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	As of December 31, 2010	As of December 31, 2009
Mark-to-market derivative assets with affiliates (current)
ComEd (e)	$450	$302
PECO (i)	5	—

Total mark-to-market derivative assets with affiliates (current)	$455	$302

Receivables from affiliates (current)
ComEd (a)(f)(g)	$58	$123
PECO (b)	248	174

Total receivables from affiliates (current)	$306	$297

Receivable from affiliate (noncurrent)
Exelon	$1	$1
Mark-to-market derivative assets with affiliates (noncurrent)
ComEd (e)	$525	$669
PECO (i)	—	2

Total mark-to-market derivative assets with affiliates (noncurrent)	$525	$671

Payables to affiliates (current)
Exelon (h)	$6	$7
BSC (d)	41	73

Total payables to affiliates (current)	$47	$80

Payables to affiliates (noncurrent)
ComEd (j)	$1,892	$1,917
PECO (j)	375	311

Total payables to affiliates (noncurrent)	$2,267	$2,228

(a)	Generation has a SFC and an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs to ComEd. In addition, Generation had revenue from ComEd associated with the settled portion of the financial swap contract established as part of the Illinois Settlement. See Note 2—Regulatory Matters for additional information.
(b)	Generation had a PPA with PECO, to provide the full energy requirements to PECO through 2010. In addition, Generation has five-year and ten-year agreements with PECO to sell non-solar and solar AECs, respectively. See Note 2—Regulatory Matters for additional information.
(c)	Generation requires electricity for its own use at its generating stations. Generation purchases electricity and distribution and transmission services from PECO and only distribution and transmission services from ComEd for the delivery of electricity to its generating stations.
(d)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.
(e)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.
(f)	Under the Illinois Settlement Legislation, Generation is responsible to contribute to rate relief programs for ComEd customers, which are issued through ComEd. As of December 31, 2010 and 2009, Generation had a $1 million and $0 million payable, respectively, which is netted against the receivable from ComEd. See Note 2—Regulatory Matters for additional information.
(g)	As of December 31, 2010, Generation had a $40 million receivable from ComEd associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 2—Regulatory Matters and Note 9—Derivative Financial Instruments for additional information.
(h)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.
(i)	Represents the fair value of Generation’s block contracts with PECO.
(j)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 12—Asset Retirement Obligations.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2010	2009	2008
Operating revenues from affiliates
Generation	$2	$2	$4
CTFT (a)	—	—	3

Total operating revenues from affiliates	$2	$2	$7

Purchased power from affiliate
Generation (b)	$1,010	$1,456	$1,505
Operating and maintenance from affiliate
BSC (c)	$152	$165	$168
Interest expense to affiliates, net
CTFT (a)	$—	$—	$6
ComEd Financing II (a)	—	—	2
ComEd Financing III	13	13	13

Total interest expense to affiliates, net	$13	$13	$21

Loss in equity method investments
ComEd Funding (a)	$—	$—	$8
Capitalized costs
BSC (c)	$84	$72	$55
Cash dividends paid to parent	$310	$240	$—
Contribution from parent	$2	$8	$14

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	As of December 31, 2010	As of December 31, 2009
Prepaid voluntary employee beneficiary association trust (d)	$7	$7
Investment in affiliate
ComEd Financing III	$6	$6
Receivable from affiliates (noncurrent)
Generation (e)	$1,892	$1,917
Other	3	3

Total receivable from affiliates (noncurrent)	$1,895	$1,920

Payables to affiliates (current)
Generation (b)(f)(g)	$58	$123
BSC (c)	33	48
Exelon (h)	302	—
ComEd Financing III	4	4
Other	1	2

Total payables to affiliates (current)	$398	$177

Mark-to-market derivative liability with affiliate (current)
Generation (i)	$450	$302
Mark-to-market derivative liability with affiliate (noncurrent)
Generation (i)	$525	$669
Long-term debt to ComEd financing trust
ComEd Financing III	$206	$206

(a)	During 2008, ComEd fully paid its long-term debt obligations to CTFT and received its current receivable from the CTFT. ComEd Funding liquidated its investment in CTFT and ComEd liquidated its investment in ComEd Funding. This resulted in the elimination of operating revenues and interest expense applicable to CTFT, and equity in losses of the unconsolidated affiliate, ComEd Funding. In addition, ComEd Financing II was liquidated and dissolved upon repayment of the debt during 2008.
(b)	ComEd procures a portion of its electricity supply requirements from Generation under a SFC and an ICC-approved RFP contract. ComEd also purchases RECs from Generation. In addition, purchased power expense includes the settled portion of the financial swap contract with Generation established as part of the Illinois Settlement. See Note 2—Regulatory Matters and Note 9—Derivative Financial Instruments for additional information.
(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.
(d)	The voluntary employee benefit association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for ComEd’s contributions to the plans, being higher than actual claim expense incurred by the plans over time. The prepayment is included in other current assets.
(e)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct for generating facilities previously owned by ComEd. To the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning; such amounts are due back to ComEd for payment to ComEd’s customers.
(f)	As of December 31, 2010, ComEd had a $40 million payable to Generation associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 2—Regulatory Matters and Note 9—Derivative Financial Information for additional information.
(g)	Under the Illinois Settlement Legislation, Generation is responsible to contribute to rate relief programs for ComEd customers, which are issued through ComEd. As of December 31, 2010 and 2009, ComEd had a $1 million and $0 million receivable, respectively, which is netted against the payable to Generation. See Note 2—Regulatory Matters for additional information.
(h)	Under the Tax Sharing Agreement, Exelon made a payment to the IRS on December 28, 2010. As a result of the payment, ComEd recorded a short-term intercompany note payable to Exelon. ComEd expects to repay this amount plus interest to Exelon in the first half of 2011. Under Exelon policy, interest will accrue at the one month LIBOR rate plus 50 basis points. See Note 11—Income Taxes for additional information on Exelon’s payment to the IRS.
(i)	To fulfill a requirement of the Illinois Settlement, ComEd entered into a five-year financial swap with Generation.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2010	2009	2008
Operating revenues from affiliates
Generation (a)	$5	$6	$10
PETT (b)(c)	—	3	4

Total operating revenues from affiliates	$5	$9	$14

Purchased power from affiliate
Generation (d)	$2,085	$2,005	$2,083
Operating and maintenance from affiliates
BSC (e)	$89	$94	$92
Generation	—	1	(2)

Total operating and maintenance from affiliates	$89	$95	$90

Interest expense to affiliates, net
PETT (c)	$—	$51	$101
PECO Trust III	6	6	6
PECO Trust IV	6	6	6
Other	—	—	1

Total interest expense to affiliates, net	$12	$63	$114

Loss in equity method investments
PETT (c)	$—	$24	$16
Capitalized costs
BSC (e)	$40	$24	$21
Cash dividends paid to parent	$224	$312	$480
Repayment of receivable from parent	$180	$320	$284
Contribution from parent	$43	$27	$36

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

	As of December 31, 2010	As of December 31, 2009
Prepaid voluntary employee beneficiary association trust (f)	$1	$1
Investments in affiliates
PETT (c)	$—	$5
PECO Energy Capital Corporation	4	4
PECO Trust IV	4	4

Total investments in affiliates	$8	$13

Receivable from affiliate (noncurrent)
Generation (g)	$375	$311
Mark-to-market derivative liability with affiliate (current)
Generation (h)	$5	$—
Payables to affiliates (current)
Generation (d)	$248	$174
BSC (e)	25	13
Exelon	1	1
PECO Trust III	1	1

Total payables to affiliates (current)	$275	$189

Mark-to-market derivative liability with affiliate (noncurrent)
Generation (h)	$—	$2
Long-term debt to PETT and other financing trusts (including due within one year)
PETT (c)	$—	$415
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$184	$599

Shareholders’ equity—receivable from parent (i)	$—	$180

(a)	PECO provides energy to Generation for Generation’s own use.
(b)	PECO receives a monthly administrative servicing fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
(c)	PETT was consolidated in Exelon’s and PECO’s financial statements on January 1, 2010 pursuant to authoritative guidance relating to the consolidation of VIEs. See Note 1—Significant Accounting Policies for additional information. PETT was liquidated and dissolved upon repayment of the debt in September 2010.
(d)	PECO obtained all of its electric supply from Generation through 2010 under a PPA. In addition, PECO has five-year and ten-year agreements with Generation to purchase non-solar and solar AECs, respectively. See Note 2—Regulatory Matters for additional information on AECs.
(e)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.
(f)	The voluntary employee beneficiary association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for PECO’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.
(g)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers.
(h)	PECO entered into block contracts with Generation to procure electric generation for its residential procurement class beginning January 1, 2011 in accordance with its PAPUC-approved DSP Program.
(i)	PECO had a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring that settled in 2010.

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

22. Quarterly Data (Unaudited) (Exelon, Generation, ComEd and PECO)

Exelon

The data shown below includes all adjustments which Exelon considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2010	2009	2010	2009	2010	2009
Quarter ended:
March 31	$4,461	$4,722	$1,402	$1,255	$749	$712
June 30	4,398	4,141	1,018	1,016	445	657
September 30	5,291	4,339	1,367	1,403	845	757
December 31	4,494	4,116	939	1,076	524	581

	Average Basic Shares Outstanding (in millions)		Net Income per Basic Share
	2010	2009	2010	2009
Quarter ended:
March 31	661	659	$1.13	$1.08
June 30	661	659	0.67	1.00
September 30	662	660	1.28	1.15
December 31	662	660	0.79	0.88

	Average Diluted Shares Outstanding (in millions)		Net Income per Diluted Share
	2010	2009	2010	2009
Quarter ended:
March 31	662	661	$1.13	$1.08
June 30	662	661	0.67	0.99
September 30	663	662	1.27	1.14
December 31	663	662	0.79	0.88

The following table presents the New York Stock Exchange—Composite Common Stock Prices and dividends by quarter on a per share basis:

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$44.49	$43.32	$45.10	$49.88	$51.98	$54.47	$51.46	$58.98
Low price	39.05	37.63	37.24	42.97	45.90	47.30	44.24	38.41
Close	41.64	42.58	37.97	43.81	48.87	49.62	50.12	45.39
Dividends	0.525	0.525	0.525	0.525	0.525	0.525	0.525	0.525

Combined Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions, except per share data unless otherwise noted)

Generation

The data shown below includes all adjustments that Generation considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2010	2009	2010	2009	2010	2009
Quarter ended:
March 31	$2,421	$2,601	$916	$862	$561	$528
June 30	2,353	2,378	587	676	382	512
September 30	2,655	2,445	883	1,046	605	657
December 31	2,596	2,278	660	711	424	425

ComEd

The data shown below includes all adjustments that ComEd considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2010	2009	2010	2009	2010	2009
Quarter ended:
March 31	$1,415	$1,553	$291	$206	$116	$114
June 30	1,499	1,389	256	209	9	116
September 30	1,918	1,475	280	203	121	46
December 31	1,372	1,357	229	224	91	98

PECO

The data shown below includes all adjustments that PECO considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income on Common Stock
	2010	2009	2010	2009	2010	2009
Quarter ended:
March 31	$1,455	$1,514	$194	$210	$100	$112
June 30	1,269	1,204	182	154	74	70
September 30	1,496	1,327	215	172	126	91
December 31	1,299	1,266	70	160	20	77

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Exelon, Generation, ComEd, and PECO

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Exelon, Generation, ComEd and PECO

During the fourth quarter of 2010, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) information relating to that registrant, including its consolidated subsidiaries, that is required to be included in filings under the Securities Exchange Act of 1934, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of December 31, 2010, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Exelon, Generation, ComEd and PECO

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2010. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2010 and, therefore, concluded that each registrant’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in ITEM 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

Exelon, Generation and ComEd.

Anne R. Pramaggiore, President and Chief Operating Officer of ComEd, Michael J. Pacilio, President, Exelon Nuclear and Chief Nuclear Officer, Generation, and Sunil Garg, President, Exelon Power and Senior Vice President, Generation, each entered into a Change in Control Employment Agreement effective as of February 10, 2011. The terms of these change in control employment agreements are substantially the same as the change in control employment agreements entered into by other senior executives and previously disclosed, except that the agreements with Ms. Pramaggiore and Messrs. Pacilio and Garg do not include excise tax gross-up provisions, consistent with a policy adopted by the compensation committee in April 2009. The form of Change in Control Employment Agreement is attached hereto as Exhibit 10-44.

PECO.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Exelon

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 10, 2011.

Directors, Director Nomination Process, and Audit Committee

The information required under ITEM 10 concerning directors and nominees for election as directors at Exelon’s annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)) and the audit committee (Item 407(d)(4) and (d)(5)) is incorporated herein by reference to information to be contained in Exelon’s definitive 2011 proxy statement (2011 Exelon Proxy Statement) to be filed with the SEC before April 30, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon signed affirmations received from directors and officers, as well as administrative review of company plans and accounts administered by private brokers on behalf of directors and officers which have been disclosed to Exelon by the individual directors and officers, Exelon believes that its directors and officers made all required filings on a timely basis during 2010, with the exception of one report that the company filed late on behalf of Mr. Cornew, which reported the withholding of shares to satisfy the tax obligations on the vesting of an off-cycle restricted stock grant.

Generation

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 10, 2011.

Directors

Generation operates as a limited liability company and has no board of directors.

Audit Committee

Generation is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee to be incorporated by reference to the 2011 Exelon Proxy Statement.

Code of Ethics

The Exelon Code of Business Conduct is the code of ethics that applies to all officers and employees of Generation. See discussion of Exelon’s Code of Ethics above.

If any substantive amendments to Exelon’s Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of Exelon’s Code of Business Conduct, as applied to Generation’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, Generation will cause the nature of such amendment or waiver to be disclosed on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.

ComEd

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 10, 2011.

Directors

Frank M. Clark. Age 65. Chairman and Chief Executive Officer since November 28, 2005. Previously Executive Vice President and Chief of Staff of Exelon and President of ComEd from 2004 to 2005; Senior Vice President, Exelon, and Executive Vice President of Exelon Energy Delivery and President of ComEd from 2003 to 2004. He is a director of Aetna, Inc. (insurance), Harris Financial Corporation (financial services) and Waste Management, Inc. (environmental services). Mr. Clark has worked for ComEd for over forty years and has extensive knowledge of ComEd’s business and regulatory matters.

James W. Compton. Age 72. Director of ComEd since September 18, 2006. President and Chief Executive Officer of Chicago Urban League from 1978 through 2006; President and Chief Executive Officer of the Chicago Urban League Development Corporation from 1980 through 2006. Mr. Compton has extensive knowledge of ComEd and its business, having previously served as a director of ComEd from 1989-2000 and having served as a director of a community-based bank. In addition, he is very familiar with ComEd’s customers and contributes to ComEd’s outreach to diverse groups in Chicago.

Peter V. Fazio, Jr. Age 71. Director of ComEd since October 29, 2007. A partner of the law firm of Schiff Hardin, LLP. A past Chairman, Executive Committee Member and Managing Partner of Schiff Hardin. In addition to his general legal expertise, Mr. Fazio previously served as general counsel of another electric and gas utility and brings the ComEd board knowledge of utility regulatory and legal issues.

Sue L. Gin. Age 68. Director of ComEd since November 28, 2005. Founder, Owner, Chairman and Chief Executive Officer of Flying Food Group, LLC (in-flight catering company). She is also a director of Exelon and of Centerplate, Inc. and was a director of Briazz, Inc. (restaurants and catering) from 2003-2004. As a leader in the Chicago business community and as the chief executive of a privately held Chicago-based business, Ms. Gin is familiar with the Chicago economy and the needs of Chicago businesses served by ComEd. As a female member of the Asian-American community, Ms. Gin also brings diversity to the board and contributes to ComEd’s diversity initiatives and community outreach.

Edgar D. Jannotta. Age 79. Director of ComEd since November 28, 2005. Chairman of William Blair & Company, L.L.C. (investment banking and brokerage company) since March 2001. He is also a director of Aon Corporation (insurance) and Molex, Inc. (automobile parts) and formerly served as a director of AAR Corporation and Bandag, Incorporated. Mr. Jannotta was a director of ComEd from 1994 to 2000 and a director of Exelon from 2000 through 2007. He is a leader in the Chicago business community and has extensive financial and investment banking experience that gives him knowledge of credit and capital markets and the needs of Chicago businesses served by ComEd.

Edward J. Mooney. Age 69. Director of ComEd since October 16, 2006. From March 2000 to March 2001, was Delegue General-North America of Suez Lyonnaise (private infrastructure services). Mr. Mooney was chairman and chief executive officer of Nalco Chemical Company from 1994 until March 2000. He is also a director of Northern Trust Corporation, FMC Corporation, FMC Technologies, Inc., Cabot Microelectronics Corporation and Polyone Corporation. Mr. Mooney’s experience as a CEO and as a director of other corporations, as well as his involvement in the Chicago business community, make him a valuable member of the ComEd board.

Michael H. Moskow. Age 73. Director of ComEd since January 28, 2008. Vice Chairman and a Senior Fellow at the Chicago Council on Global Affairs. President and Chief Executive Officer (CEO) of the Federal Reserve Bank of Chicago from 1994 to 2007. He is also director of Discover Financial Services, Northern Trust Mutual Funds and Taylor Capital Group. Mr. Moskow is a recognized leader in the Chicago business community with knowledge of the economy of the Midwestern United States and the northern Illinois communities ComEd serves. His business experience and service on the boards of other companies and organizations enable him to contribute to the work of the ComEd board.

John W. Rowe. Age 65. Director of ComEd since April 27, 2009. Mr. Rowe has served as Chairman and Chief Executive Officer of Exelon since April of 2002 and he has been a Director of Exelon since its formation in 2000. At various times since 2000 he has also held the title of President of Exelon and from 2000 through April 2002 he was also Co-Chief Executive Officer of Exelon. Mr. Rowe is also a director of PECO, The Northern Trust Company and Sunoco, Inc. and formerly served as a director of UnumProvident Corporation from 1999 (upon the merger of Unum Corporation into Provident Companies, Inc.) to 2005; he had previously served on Unum Corporation Board from 1988, Fleet Boston Financial Corporation (bank) from 1999 (when BankBoston was acquired by Fleet Boston) to 2002 and Wisconsin Central Transportation Corporation from 1998 to 2001 (when it was acquired by Canadian National Railway). Mr. Rowe has an aggregate of over 25 years experience as the CEO of Exelon and other utilities.

Jesse H. Ruiz. Age 45. Director of ComEd since October 16, 2006. Partner at the law firm Drinker, Biddle & Reath LLP; Chairman of the Illinois State Board of Education. Mr. Ruiz’s legal and governmental experience in the city and state where ComEd’s business is conducted has enabled him to contribute to the ComEd board. Mr. Ruiz contributes to ComEd’s outreach to diverse groups.

Richard L. Thomas. Age 80. Director of ComEd since November 28, 2005. Chairman of First Chicago NBD Corporation (banking and financial services) from December 1995 through May 1996 and the First Chicago Corporation from January 1992 through December 1996. Served as a director of Exelon from 2000 through 2007, and also previously as a director of Sara Lee Corporation, PMI Group, Inc., IMC Global Inc, and The SABRE Group Holdings, Inc. Mr. Thomas was a director of ComEd from 1998 through 2000 and a director of Exelon from 2000 through 2007. Mr. Thomas is a recognized leader in the Chicago business community with knowledge of the markets that ComEd serves. His experience as a CEO and his experience as a director of other companies enable him to contribute to the ComEd board. His experience as a banker and knowledge of the credit and capital markets are valuable to the ComEd board.

Audit Committee

The ComEd audit committee consisted of Sue L. Gin, Edgar D. Jannotta and Richard L. Thomas. Although ComEd is a controlled subsidiary of Exelon and, accordingly, is not required to have an audit committee, the ComEd board established an audit committee for the limited purpose of reviewing financial disclosures. The other ordinary functions of an audit committee, including oversight of the independent accountant, were carried out by the audit committee of the Exelon board of directors. The ComEd board discontinued its audit committee effective June 28, 2010. However, Mr. Thomas continues to attend meetings of the Exelon audit committee on behalf of the ComEd board.

Code of Ethics

Exelon’s Code of Business Conduct is the code of ethics that applies to ComEd’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. See discussion of Exelon’s Code of Ethics above.

If any substantive amendments to Exelon’s Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of Exelon’s Code of Business Conduct, as applied to ComEd’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, ComEd will cause the nature of such amendment or waiver to be disclosed on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.

PECO

Executive Officers

The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. Business—Executive Officers of the Registrants at February 10, 2011.

Directors

The board is classified into three classes, with two directors in Class I, three directors in Class II and three directors in Class III.

John W. Rowe. Age 65. Class I director. Mr. Rowe has served as Chairman and Chief Executive Officer of Exelon since April of 2002 and he has been a Director of Exelon since its formation in 2000. At various times since 2000 he has also held the title of President of Exelon and from 2000 through April 2002 he was also Co-Chief Executive Officer of Exelon. Mr. Rowe is also a director of ComEd, The Northern Trust Company and Sunoco, Inc. and formerly served as a director of UnumProvident Corporation, from 1999 (upon the merger of Unum Corporation into Provident Companies, Inc.) to 2005; he had previously served on Unum Corporation Board from 1988, Fleet Boston Financial Corporation (bank) from 1999 (when BankBoston was acquired by Fleet Boston) to 2002 and Wisconsin Central Transportation Corporation from 1998 to 2001 (when it was acquired by Canadian National Railway). Mr. Rowe has an aggregate of over 25 years experience as the CEO of Exelon and other utilities.

M. Walter D’Alessio. Age 77. Class II director. Director since July 23, 2007. Vice Chairman of NorthMarq Capital (a real estate investment banking firm) and Senior Managing Director of NorthMarq Advisors, LLC (a real estate consulting group), positions that he has held since July 2003. Chairman and CEO of Legg Mason Real Estate Services, Inc. from 1982 through July 2003. Also Chairman of the Board of Directors of Brandywine Real Estate Investment Trust, where he has been a trustee since 1996, and chair of Independence Blue Cross, where he has been a director since 1991, a director of the Federal Home Loan Bank Board of Pittsburgh since 2008, and a director of the Pennsylvania Real Estate Investment Trust since 2005. He is also a director of Exelon. Mr. D’Alessio is a leader in the

Philadelphia business community and has knowledge of the greater Philadelphia metropolitan area and economic trends in the region, particularly with respect to real estate development. Mr. D’Alessio contributes to the PECO board through his long history as a business leader and as a director of other business organizations.

Nelson A Diaz. Age 63. Class II director. Director since July 23, 2007. Of Counsel to Cozen O’Connor, a Philadelphia-based law firm since May 2007. Previously he was a partner of the law firm Blank Rome LLP from March 2004 through May 2007 and from February 1997 through December 2001. He also served as City Solicitor of the City of Philadelphia from December 2001 through January 2004 and as General Counsel, United States Department of Housing and Urban Affairs, from 1993 to 1997. He is also a director of Exelon. Judge Diaz’s legal and governmental experience at the Federal level and in a city and state where PECO’s business is conducted has enabled him to contribute to the board on matters related to Federal, state and local regulation and public policy. In addition, Judge Diaz’s Puerto Rican heritage adds diversity to the PECO board. He serves on the boards of the National Association for Hispanic Elderly, the U.S. Hispanic Leadership Institute and the United States Hispanic Advocacy Association. He is active in Philadelphia government and community affairs and neighborhood development and has made contributions to PECO’s outreach to diverse groups within Philadelphia and neighboring communities.

Rosemarie B. Greco. Age 64. Class I director. Director since July 23, 2007. Founding principal of GRECOVentures Ltd. (a private management consulting firm). She served as the director of the Governor’s Office of Health Care Reform for the Commonwealth of Pennsylvania from January 2003 through December 2008, and the Senior Adviser to the Governor of Pennsylvania-Health Care Reform from January 2009 through December 2010. Formerly President of CoreStates Financial Corporation and former Director, President and CEO of CoreStates Bank, N.A. She is also a director of Sunoco, Inc. since 1998, a trustee of Pennsylvania Real Estate Investment Trust since 1997 and a trustee of SEI I Mutual Funds, a subsidiary of SEI Investments, Co. since 1999. She is also a director of Exelon. Her experience in the banking industry in Philadelphia has given her insight into the needs of the bank’s clients, who are also customers of PECO. Ms. Greco’s role as a female executive has brought diversity to PECO’s board, and she has contributed to PECO’s diversity initiatives. Her experience as a CEO with responsibility for overseeing the quality of operations is a useful background for her work on operational issues at PECO. Ms. Greco’s experience as a CEO, a management consultant, and a member of a number of corporate boards contribute to her effectiveness as a member of the PECO board.

Charisse R. Lillie. Age 58. Class II director. Director since January 1, 2010. Vice President of Community Investment for Comcast Corporation and Executive Vice President of the Comcast Foundation since 2008. She served as Vice President of Human Resources for Comcast Corporation and Senior Vice President of Human Resources for Comcast Cable from 2005 to 2008. She was a partner in the law firm of Ballard, Spahr, Andrews & Ingersoll, LLP from January 1992 to February 2005. She also serves on the boards of Howard University, The Franklin Institute Science Museum, the American Arbitration Association, the Penn Mutual Life Insurance Company, the United Way of Southeastern Pennsylvania, and the Pyramid Club. Ms. Lillie’s legal and regulatory experience and experience on the boards of other businesses and organizations enable her to contribute to the PECO board. She brings diversity to the PECO board and will contribute to PECO’s diversity initiatives.

Denis P. O’Brien. Age 50. Class III director. Director since June 30, 2003. Executive Vice President of Exelon; President and Chief Executive Officer of PECO since August 2007. President of PECO from 2003 to 2007. Mr. O’Brien has spent his entire career in PECO’s operations and has extensive knowledge of PECO’s business and regulatory matters.

Thomas J. Ridge. Age 65. Class III director. Director since July 23, 2007. President, Ridge Global LLC and strategic limited partner in Doheny Global Group, a U.S.-based international developer of energy facilities. Secretary of the United States Department of Homeland Security from January 2003 through January 2005, and the Assistant to the President for Homeland Security (an Executive Office created by President Bush) from October 2001 through December 2002. He served as Governor of the Commonwealth of Pennsylvania from 1994 through October 2001. He is also a director of Exelon, The Hershey Company (chocolate and sugar confectionary) since 2007 and Vonage Holdings Corp. (software technology for voice and messaging services) since 2005, and Brightpoint, Inc. since 2009. He previously served as a director of Home Depot Corporation (home improvement specialty retailer) from 2005-2007. Governor Ridge’s governmental service at the Federal level and in Pennsylvania is valued by the board. His Department of Homeland Security experience provides valuable insight into issues relating to the security of PECO’s transmission and distribution facilities. His service as a director of other companies brings additional perspective to the PECO board, which benefits greatly from Governor Ridge’s insights from his experience in state government and his expertise on matters relating to the security of critical infrastructure.

Ronald Rubin. Age 80. Class III director. Director since July 23, 2007. Chairman and Chief Executive Officer of the Pennsylvania Real Estate Investment Trust (a real estate management and development company). Mr. Rubin was a director of PECO from 1988 through 2000 and a director of Exelon from 2000 through 2007. He previously served as a director of Continental Bank and Midlantic Bank. Mr. Rubin is active in the Philadelphia business community and has knowledge of the greater Philadelphia metropolitan area and economic trends in the region, particularly with respect to real estate development. Mr. Rubin contributes to the PECO board through his long history as a business leader and as a director of other business organizations.

Audit Committee

PECO is a controlled subsidiary of Exelon and does not have a separate audit committee. Instead, that function is fulfilled by the audit committee of the Exelon board of directors. See discussion of Exelon’s audit committee to be incorporated by reference to the 2011 Exelon Proxy Statement.

Code of Ethics

Exelon’s Code of Business Conduct is the code of ethics that applies to PECO’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. See discussion of Exelon’s Code of Ethics above.

If any substantive amendments to Exelon’s Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of Exelon’s Code of Business Conduct, as applied to PECO’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, PECO will cause the nature of such amendment or waiver to be disclosed on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.

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

Reductions in Compensation for 2010

After a difficult year for earnings in 2009, and in anticipation of continued earnings challenges in 2010, the compensation committee and the Exelon and ComEd boards of directors took the following actions at the beginning of 2010 to reduce compensation:

•	Executive salaries were frozen, except for changes in responsibilities;

•

The annual incentive program (“AIP”) payout scale was recalibrated to reduce the threshold payout from 50% to 25% and to reduce the payout at plan from 100% to 50%, while leaving distinguished payout at 200%;

•	The shareholder protection features in the annual incentive plan were enhanced by limiting key performance indicator payouts to no more than 10% above the earnings payout percentage;

•	The target values for long-term incentives were reduced by approximately 33%; and

•	The company fixed match on 401(k) contributions was reduced from 5% to 3% of base salary, with the potential for a formula-based profit sharing contribution of up to an additional 3% of base salary.

Effect of Financial Performance on Incentive Compensation

Exelon’s results for 2010 as compared to 2008 and 2009 demonstrate that Exelon’s incentive compensation is consistent with Exelon’s performance.

Exelon’s AIP is based to a significant extent on adjusted (non-GAAP) operating earnings per share. After Exelon’s earnings in 2009 declined to 97% of target, Exelon’s original guidance for 2010 for adjusted (non-GAAP) operating earnings was a range of $3.60 to $4.00, and the plan, for a 50% payout, was $3.70 and target, for a 100% payout, was $3.90. During the year, the lower end of the guidance range was increased to $3.70 on April 23, 2010. The guidance range was raised on July 22, 2010 to $3.80 to $4.10 per share, and raised again on October 22, 2010 to $3.95 to $4.10 per share. Actual adjusted (non-GAAP) operating earnings as reported in Exelon’s earnings release on January 26, 2011 were $4.06. However, the compensation committee decided, for purposes of calculating earnings for the AIP, that the increase in income tax expense pursuant to lower manufacturer’s tax deductions as a result of the decision to contribute $2.1 billion to Exelon’s pension funds should not be taken into account in determining the incentive pool. The committee wished to provide an incentive to management to make financial decisions that will benefit the company in the long run, even if they reduce earnings in the short run. This decision raised earnings for AIP purposes to $4.11 per share, or 152.5% of target. Accordingly, AIP payouts for 2010 were higher than in 2009 or

2008. However, because earnings were below 150% of target in 2008, below target in 2009, and below distinguished in 2010, the shareholder protection features in the annual incentive plan took effect and limited some or all of the AIP payouts on operating company/business unit key performance indicator goals.

Exelon’s performance share award program is based on the relative total shareholder return for Exelon as compared to the Dow Jones Utility Index (60%) and the Standard & Poor’s 500 Index (40%). Total shareholder return for the 2006-2008 performance period was at the 75th percentile of the Dow Jones Utility Index and the 85.6th percentile of the Standard & Poor’s 500 Index, resulting in performance share payouts at the distinguished (200% of target) level for 2008. However, Exelon’s total shareholder return for the 2007-2009 performance period was at the 37.5 percentile of the Dow Jones Utility Index and the 49.5 percentile of the Standard & Poor’s 500 Index, resulting in a below target payout at 84.6% of target. In the 2007-2010 performance period, Exelon’s total shareholder return was at the 8.3 percentile of the Dow Jones Utility Index and the 13.7 percentile of the Standard & Poor’s 500 Index, resulting in a zero payout.

The following table shows the correlation between levels of financial performance and incentive compensation in 2008, 2009 and 2010:

Year	Adjusted (non- GAAP) Earnings Per Share	% of Target For Earnings Goals in Annual Incentive Plan (AIP) (a)	Limit on % of Payout for Other Goals in AIP based on Earnings	Total Shareholder Return %ile as compared to Dow Jones Utility Index	% of Target	Total Shareholder Return %ile as compared to S&P 500 Index	% of Target	Performance Share Unit Payout as % of Target (60% DJUI performance 40% S&P 500 performance)
2008	$4.20	116.67%	150.00%	75.00%	200.00%	85.60%	200.00%	200.00%
2009	4.12	97.00	100.00	37.50	75.00	49.50	99.10	84.60
2010	4.11	152.50	162.50	8.30	—	13.70	—	—

For additional information about Exelon’s financial results for 2009 and 2010, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Value of Compensation Actually Paid to Named Executive Officers

The valuation methods specified by the SEC rules for equity compensation reported in the Summary Compensation Table overstate the value of equity compensation in Exelon’s situation. 2010 grant date fair value for performance share units for the 2008-2010 performance period is overstated because no performance shares were awarded. 2009 grant date fair value for performance share units for the 2007-2009 performance period is based in part on historical data for the previous two plan years, which resulted in a high valuation due to strong performance in the 2005-2007 and 2006-2008 performance periods (when Exelon’s performance share program paid out at 184.9% of target and 200% of target, respectively, resulting in a valuation at 161% of target for the 2007-2009 performance period). The actual value of the 2007-2009 performance shares granted in January 2009 and awarded in January 2010 was significantly lower, reflecting both the actual performance at the award date and the decline in the stock price between the grant date and the award date. Similarly, the target number of performance shares for the 2006-2008 performance period was based on the January 2008 stock price of approximately $73, while the shares awarded in January 2009 were worth approximately $57. As a result, while Exelon’s total shareholder return performance was at 200% of target, the value of the shares paid out was only about 153% of the target value. In addition, valuation of stock options in the Summary Compensation Table is overstated to the extent that the strike price of stock options is higher than the current price of Exelon’s stock. None of the stock options granted since January 2006 is in the money; the 2006 strike price was $58.55; 2007, $59.96; 2008, $73.29; 2009, $56.51; and 2010, $46.09, while the price of Exelon’s common stock on January 24, 2011 was $43.40.

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

For most NEOs, the compensation they actually received in 2010 was lower than in 2009 or 2008. This reflects the zero payout of performance shares and the ComEd long term incentive program in 2010, offset by increased AIP compensation in 2010 because Exelon’s earnings were higher relative to expectations at the beginning of the year in 2010 than in 2009 and 2008. In addition, Mr. Rowe’s compensation increased because of the increase in the change in the present value of his pension. Exelon is required to disclose the difference between the present value of pension benefits at the end of the year as compared to the present value at the end of the preceding year. This figure can be volatile depending on changes in the pension accounting disclosure assumptions. For 2010, the increase in the present value of Mr. Rowe’s pension resulted from the increase in the average of his highest four year annual compensation (7.5%), a decrease in the discount rate (8.8%), and his additional year of service (3.1%), partially offset by the increase in his age (-2.5%). In contrast, for 2009 the increase in the average of his highest four year annual compensation was approximately 1% and the change in the discount rate increased the present value factors by less than 0.5%.

Exelon, Generation and PECO

Compensation Actually Paid to NEOs

(Equity Valued at Actual Value on Award Date Instead of Grant Date Fair Value)

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) (D)	Stock Awards Valued at Award Date ($) (E)	Value of In the Money Stock Options at 1/24/2011 ($) (F)	Non-Equity Incentive Plan Compensation ($) (G)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (H)	All Other Compen- sation ($) (I)	Total ($) (J)
Rowe	2010	$1,475,000	$—	$—	$—	$2,474,313	$2,878,315	$405,521	$7,233,149
	2009	1,468,077	—	2,717,743	—	1,573,825	173,566	416,947	6,350,158
	2008	1,474,423	—	5,877,040	—	1,835,166	830,272	400,192	10,417,093

O’Brien	2010	536,000	63,177	—	—	631,768	213,789	28,712	1,473,446
	2009	532,923	—	538,101	—	395,970	233,772	55,464	1,756,230
	2008	495,538	—	1,175,408	—	428,934	105,978	175,687	2,381,545

Hilzinger	2010	446,000	18,962	—	—	379,245	88,452	20,465	953,124
	2009	442,769	13,079	261,238	—	261,579	85,891	31,725	1,096,281
	2008	408,627	—	942,300	—	318,750	57,492	143,916	1,871,085

Barnett	2010	309,900	12,435	—	—	248,695	59,205	11,876	642,111
	2009	307,996	—	163,758	—	153,788	55,038	23,407	703,987
	2008	297,308	(16,498)	361,664	—	148,477	35,808	561,590	1,388,349

Crane	2010	825,000	—	—	—	1,132,313	1,621,679	87,155	3,666,147
	2009	821,154	—	882,024	—	680,213	719,399	76,140	3,178,930
	2008	694,230	—	2,613,292	—	750,000	642,938	272,727	4,973,187

Von Hoene	2010	600,000	—	—	—	686,250	123,906	35,190	1,445,346

Pardee	2010	588,585	—	301,200	—	485,705	449,842	23,651	1,848,983
	2009	568,615	16,903	440,620	—	338,052	221,082	33,192	1,618,464
	2008	525,289	44,000	1,703,768	—	484,000	213,293	164,619	3,134,969

Pacilio	2010	450,946	—	451,800	—	385,316	998,116	23,211	2,309,389

Adams	2010	332,800	29,378	—	—	293,779	160,420	8,531	824,908
	2009	330,339	16,515	206,668	—	165,152	190,121	4,100	912,895
	2008	320,000	—	753,840	—	175,973	72,722	86,772	1,409,307

Bonney	2010	306,000	19,645	—	—	196,452	206,962	10,049	739,108
	2009	284,586	—	144,262	—	121,482	337,150	14,840	902,320
	2008	273,020	25,000	316,456	—	120,951	130,060	74,953	940,440

Acevedo	2010	216,000	—	—	—	107,141	34,247	7,082	364,470
	2009	212,208	3,695	84,385	—	73,899	33,958	10,610	418,755

McLean	2010	510,246	—	—	—	457,686	235,518	2,210,028	3,413,478
	2009	640,346	—	651,160	—	437,276	122,086	87,738	1,938,606
	2008	561,538	—	2,155,848	—	510,416	95,727	216,544	3,540,073

Zopp	2010	350,308	—	—	—	279,839	138,042	1,630,900	2,399,089

ComEd

Compensation Actually Paid to NEOs

(Equity Valued at Actual Value on Award Date Instead of Grant Date Fair Value)

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) (D)	Stock Awards Valued at Award Date ($) (E)	Value of In the Money Stock Options at 1/24/2011 ($) (F)	Non-Equity Incentive Plan Compensation ($) (G)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (H)	All Other Compen- sation ($) (I)	Total ($) (J)
Clark	2010	$567,000	39,016			$437,519	$928,222	$32,315	$2,004,072
	2009	564,385	—	254,300		1,461,250	180,950	85,888	2,546,773
	2008	546,692	—			2,049,371	548,986	193,738	3,338,787

Trpik	2010	280,000	18,620			129,635	49,626	15,644	493,525
	2009	263,810	6,300	43,417		257,556	51,563	27,312	649,958

Pramaggiore	2010	415,000	54,978			277,533	86,673	17,158	851,342
	2009	391,269	24,900			776,342	89,876	33,774	1,316,161
	2008	348,500	20,295			817,247	49,083	127,421	1,362,546

O’Neill	2010	315,000	24,384			169,760	57,974	14,734	581,852

Donnelly	2010	350,000	28,448			198,054	114,239	20,934	711,675
	2009	326,154	9,625			574,610	134,917	35,392	1,080,698

Bradford	2010	350,308	16,794			335,879	68,451	21,518	792,950

Elimination of Future Excise Tax Gross-ups on Termination Payments and Certain Perquisites

While the compensation committee and the Exelon and ComEd boards of directors took actions to reduce compensation in 2010, the compensation committee had previously taken actions to reduce severance payments and certain perquisites. In April 2009, the compensation committee adopted a policy that future employment or severance agreements that provide for benefits for NEOs on account of termination will not include an excise tax gross-up. The policy is more fully described below under Other Benefits—Change In Control and Severance Benefits. On October 27, 2009, the board of directors approved the Third Amended and Restated Employment Agreement with Mr. Rowe. In the agreement, Mr. Rowe’s previous excise tax gross-up benefit was eliminated consistent with the policy. The agreement is more fully described below under Potential Payments upon Termination or Change in Control—Employment Agreement with Mr. Rowe. Anticipating an emerging trend among the peer group to curtail perquisite programs in the future, on January 22, 2007, the compensation committee approved the phase-out of many executive perquisites, effective January 1, 2008. The eliminated perquisites included: leased vehicles (existing leases allowed to expire), financial and estate planning, tax preparation and health and dining/airline club memberships.

Recoupment Policy

As described more fully below, in May 2007, the board of directors adopted a recoupment policy as part of Exelon’s corporate governance principles that provides that the board may in its discretion seek recoupment of incentive compensation from an executive officer in the event of fraud or intentional misconduct resulting in a restatement of financial results and the payment of more incentive compensation than would have been earned.

Stock Ownership and Trading Requirements

To strengthen the alignment of executives’ interests with shareholders, officers of Exelon and its subsidiaries (other than ComEd) are required to own certain amounts of Exelon stock. Executive vice presidents and above may only sell Exelon stock through a Rule 10b5-1 stock trading plan. The use of stock trading plans permits diversification as a part of retirement and tax planning activities while reducing the risk that investors will view such sales as a signal of negative expectations for Exelon’s future stock value. Additional information is below and in the Stock Ownership Guidelines section in Item 12—Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

Changes to Incentive Compensation Programs for 2011

In January 2011 the compensation committee established the incentive compensation programs for 2011, including changes from the 2010 design. The 2011 AIP is structured substantially similar to the 2010 AIP, except that the payout scale has been restored to pay 50% at threshold and 100% at plan, and the shareholder protection feature has been changed to limit key performance indicator payouts to no more than 20 percentage points above the earnings payout percentage. The 2011ComEd AIP is substantially similar to the 2010 ComEd AIP, except that the net income limiter has been restructured to limit key performance indicator payouts to no more than 20 percentage points above the operating net income performance.

The long-term incentive program was also changed in 2011. The compensation committee was concerned about the volatility in the payouts (which ranged from 200% for the 2006-2008 performance period to 0% for the 2008-2010 performance period). The compensation committee was also concerned about the lack of alignment between total shareholder return and operational and financial performance due to factors beyond management’s control, such as low energy prices. It did not want to perpetuate an incentive structure that would fail to reward outstanding operational and financial performance. The compensation committee believed it would be prudent to restructure the long term incentive program to reward the achievement of operational and financial performance with respect to factors that are largely within management’s control. Accordingly, both the goals and the mix of long-term incentives were changed. Only officers, senior vice president and above, will continue to receive awards of stock options, reflecting their ability to make decisions with the potential for long term increases in shareholder value. Such officers will continue to receive 25% of their targeted long-term incentive opportunity in the form of stock options and 75% in the form of performance shares. Vice presidents will have their targeted long-term incentive opportunity reallocated to come 50% from performance shares and 50% from time-vested restricted stock. In connection with the realignment of goals and the changes in the mix of long-term incentives, the compensation committee determined that it would be advisable to reduce the maximum payout for performance shares from 200% of target to 125% of target, while raising the payout at threshold from 50% to 75%.

The specific goals for the performance share award program for 2011 have been changed from the exclusive reliance on comparative total shareholder return measures previously used to a qualitative assessment by the compensation committee of performance against six goals reflecting actions and initiatives enhancing the long-term value of the company. These goals include the following:

•	Operational excellence, delivering low cost, clean and reliable energy and operating our facilities safely;

•	Financial management, executing cost discipline and optimizing the balance sheet, cash flow, liquidity, and liability management to deliver value return;

•	Policy advocacy, engaging with stakeholders to shape public policy to benefit shareholders and consumers;

•	Participating in industry consolidation only when the time and price are right;

•	Organic growth, creating commercial opportunities that leverage Exelon’s unique investment platform, such as the nuclear uprate program; and

•	Protecting shareholder and bondholder value through active risk management.

Total shareholder return data will continue to be provided to the compensation committee as a factor that will be taken into account in making the final payout decisions. The total shareholder return data will compare Exelon to a group of nine utilities with more than 25% unregulated generation.

The compensation committee also approved two changes to the terms of performance shares. First, there will be a restriction on the sale of any performance shares from a grant for a senior vice president or above until all of the shares from the grant have vested three years after the grant date. Second, all awards will be settled in shares, ending the current practice of settling performance shares in cash if the officer has achieved certain stock ownership thresholds. These changes are intended to further align the interests of recipients with shareholders by increasing the amount of incentive compensation paid in stock and by requiring senior officers to hold the stock for a longer period of time.

The ComEd 2011 long term incentive program is substantially similar to the 2010 program.

Objectives of the Compensation Program

The compensation committee has designed Exelon’s executive compensation program to motivate and reward senior management for achieving financial, operational and strategic success consistent with Exelon’s vision of being the best group of electric generation and electric and gas delivery companies in the United States, providing superior value for Exelon’s customers, employees, investors and the communities Exelon serves. The compensation programs are also designed to attract and retain outstanding executives. Exelon’s compensation program has three principles, as described below:

1. A substantial portion of compensation should be performance-based.

The compensation committee has adopted a pay-for-performance philosophy, which places an emphasis on pay-at-risk. Exelon’s compensation program is designed to reward superior performance, that is, meeting or exceeding financial and operational goals set by the compensation committee. When excellent performance is achieved, pay will increase. Failure to achieve the target goals established by the compensation committee will result in lower pay. There are pay-for-performance features in both cash and equity-based compensation. The NEOs listed in the Summary Compensation Table participate in an annual incentive plan that provides cash compensation based on the achievement of performance goals established each year by the compensation committee. A substantial portion of each NEO’s equity-based compensation is in the form of performance share units that are paid to the extent that longer-range performance goals set by the compensation committee are met, with the balance delivered in stock options that have value only to the extent that Exelon’s stock price increases following the option grant date. As a result of the performance-based features of his cash and equity-based compensation, 77% of Mr. Rowe’s 2010 target total direct compensation (base salary plus annual and long-term incentive compensation) was at-risk. Similarly, of the other NEOs’ 2010 target total direct compensation, approximately 44% to 71% was at-risk.

Recoupment Policy

Consistent with the pay-for-performance policy, in May 2007, the board of directors adopted a recoupment policy as part of Exelon’s corporate governance principles. The board of directors will seek recoupment of incentive compensation paid to an executive officer if the board determines, in its sole discretion, that

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

Each year the compensation committee commissions its consultant to prepare a study to benchmark total direct compensation against a peer group of companies. The study includes an assessment of competitive compensation levels at high-performing energy services companies and other large, capital asset-intensive companies in general industry, since the company competes for executive talent with companies in both groups. All competitive data was aged to January 2010 using a 2.7% annual update factor. The study indicated that base salaries were flat on average, with some positions up or down slightly, target annual incentives up modestly and target long-term incentives down 5% on a year- over-year basis, and that no changes were needed for the long-term incentive mix and design. The consultant considered Exelon’s organization to determine how Exelon’s positions compared with positions at its peers by establishing a benchmark match for each Exelon executive in the competitive market, where available, and data for positions matched to business-unit level jobs were size adjusted using regression analysis, where available. The study reviewed each element of compensation as well as total direct compensation.

The peer group criteria include three primary factors:

•	having revenue similar to Exelon’s $17 billion,

•	having market capitalization generally greater than $5 billion, and

•	a balance of industry segments.

The members of the peer group are reviewed each year to determine whether their inclusion continues to be appropriate. Generally the peer group is comprised of 24 companies: 12 general industry companies and 12 energy services companies. The companies were selected by the compensation committee from the Towers Perrin Energy Services Industry Executive Compensation Database and their Executive Compensation Database. The peer group was the same in 2010 as it was in 2009. The peer group includes the following companies:

General Industry Companies	FY 2009 Revenue ($ Million)	FY 2009 Total Assets ($ Million)	October 2010 Market Cap ($ Million)
3M	$23,123	$27,250	$60,205
Abbott Laboratories	30,765	52,417	79,216
Caterpillar Inc.	32,396	60,038	49,555
General Mills Inc.	14,797	17,679	24,050
Hess Corporation	29,689	29,465	20,700
Honeywell International	30,908	36,004	36,754
International Paper	23,366	25,548	11,048
Johnson Controls Inc.	34,305	25,616	23,671
PepsiCo Inc.	43,232	39,848	103,490
PPG Industries, Inc.	12,239	14,240	12,667
Union Pacific Corp.	14,143	42,410	43,239
Weyerhaeuser Company	5,528	15,250	8,693

Energy Services Companies
American Electric Power	$13,489	$48,348	$17,950
Centerpoint Energy	8,281	19,773	7,008
Dominion Resources, Inc.	15,131	42,554	25,229
Duke Energy Corp.	12,455	57,040	24,110
Edison International	12,361	41,444	12,022
Entergy Corp.	10,746	37,365	13,527
FirstEnergy Corp.	12,320	34,304	11,072
NextEra Energy (formerly FPL Group)	15,643	48,458	22,888
PG&E Corp.	13,399	42,945	18,686
Public Service Enterprise Group	12,406	28,730	16,362
Southern Co.	15,743	52,046	31,459
Xcel Energy, Inc.	9,644	25,488	10,978
Exelon	$17,318	$49,180	$26,999

The compensation committee generally applies the same policies with respect to the compensation of each of the individual NEOs. The compensation committee carefully considers the roles and responsibilities of each of the NEOs relative to the peer group, as well as the individual’s performance and contribution to the performance of the business in establishing the compensation opportunity for each NEO. The differences in the amounts of compensation awarded to the NEOs reflect primarily two factors, the differences in the compensation paid to officers in comparable positions in the peer group and differences in the individual responsibility and experience of the Exelon officers. Time in position affects where individuals are relative to market percentiles, with cash compensation generally at the median and incentive compensation slightly above the median. The nuclear organization’s pay is generally closer to the 75th percentile given the size and quality of Exelon’s nuclear fleet, and certain positions are at the 75th percentile because of unusual expertise in regulatory or nuclear matters. The delivery company presidents were evaluated as a blend of top energy delivery executives and freestanding CEOs, given the amount of independence they have. Mr. Rowe’s target compensation was based on the same factors as the other NEOs, but his compensation reflected a greater degree of policy and decision-making authority and a higher level of responsibility with respect to strategic direction and financial and operating results of Exelon. His target compensation was assessed relative to other CEOs in the peer group. Mr. Rowe’s compensation also reflects the fact that Exelon has the second largest market capitalization and the largest nuclear fleet in the industry. It also reflects that Mr. Rowe is the senior CEO in the industry.

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

Elements of Compensation

This section is an overview of our compensation program for NEOs. It describes the various elements and discusses matters relating to those items, including why the compensation committee chooses to include items in the compensation program. The next section describes how 2010 compensation was determined and awarded to the NEOs.

Exelon’s executive compensation program is comprised of four elements: base salary; annual incentives; long-term incentives; and other benefits.

Cash compensation is comprised of base salary and annual incentives. Equity compensation is delivered through long-term incentives. Together, these elements are designed to balance short-term and longer-range business objectives and to align NEOs’ financial rewards with shareholders’ interests. For all NEOs other than those at ComEd, approximately 48% to 76% of NEOs’ total target direct compensation is delivered in the form of cash and equity compensation accounts for approximately 24% to 52% of NEO total target direct compensation. For ComEd NEOs, all total target direct compensation is delivered in the form of cash and there is no equity component, consistent with continuing efforts to recognize ComEd’s independence and to maximize recovery in rates. The range in the mix of cash and equity compensation is consistent with competitive compensation practices among companies in the peer group. The compensation committee believes that this mix of cash and equity compensation strikes the right balance of incentives to pursue specific short and long-term performance goals that drive shareholder value.

Base Salary

Exelon’s compensation program for NEOs is designed so that approximately 23% to 56% of NEO total direct compensation is in the form of base salary, consistent with practices at the companies in the peer group.

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

Stock option repricing is prohibited by policy or the terms of the company’s long-term incentive plans. Accordingly, no options have been repriced. Stock option awards are generally granted annually at the regularly scheduled January compensation committee meeting when the committee reviews results for the preceding year and establishes the compensation program for the coming year. There were no off-cycle grants of stock options made in 2010.

In 2007, consistent with the continuing efforts to recognize ComEd’s independence, the compensation committee recommended, and the ComEd board adopted, a separate long-term incentive program for ComEd’s executives. The goals under the ComEd 2010-2012 long-term incentive program are the achievement of goals relating to total cost, outage duration and frequency and safety, operational performance, employee engagement and communication, and environmental commitments. Payments under this plan are made in cash, and are awarded annually by the ComEd board based on the assessment of performance during the year and the recommendation of the Exelon compensation committee. Because compensation above target is not recoverable in rates, any payout above 100% will be consistent with Exelon long-term incentive compensation levels. In addition, payouts may be modified at the discretion of the ComEd Chairman and CEO and the board of directors based on overall performance of the company and the prevailing economic environment at the time of the award. Other features of the program are similar to the Exelon performance share award program, including the payout of awards ranging from 0-200% of target and vesting over three years.

Executive stock ownership and trading requirements

To strengthen the alignment of executives’ interests with those of shareholders, officers of the company are required to own certain amounts of Exelon common stock by the later of five years after their employment or promotion to their current position. However, in 2007, the compensation committee terminated the stock ownership requirements for ComEd officers in light of the continuing efforts to recognize ComEd’s independence and the compensation committee’s recommendation that ComEd officers participate in a separate cash-based long-term incentive program instead of receiving Exelon performance shares. For additional information about Exelon’s stock ownership guidelines, please see the Stock Ownership Guidelines section in Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Exelon has adopted a policy requiring officers, executive vice presidents and above, who wish to sell Exelon common stock to do so only through Rule 10b5-1 stock trading plans, and permitting other officers to enter into such plans. This requirement is designed to enable officers to diversify a portion of their holdings in excess of the applicable stock ownership requirements in an orderly manner as part of their retirement and tax planning activities. The use of Section 10b5-1 stock trading plans serves to reduce the risk that investors will view routine portfolio diversification stock sales by executive officers as a signal of negative expectations with respect to the future value of Exelon’s stock. In addition, the use of Rule 10b5-1 stock trading plans reduces the potential for accusations of trading on the basis of material, non-public information that could damage the reputation of the company. Two of the NEOs have such plans, and their exercises during 2010 are reflected in the “Option Exercises and Stock Vested” table below. Exelon’s stock trading policy does not permit short sales or hedging.

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

Perquisites

Exelon provides limited perquisites intended to serve specific business needs for the benefit of Exelon; however, it is understood that some may be used for personal reasons as well. When perquisites are utilized for personal reasons, the cost or value is imputed to the officer as income and the officer is responsible for all applicable taxes; however, in certain cases, the personal benefit is closely associated with the business purpose in which case the company may reimburse the officer for the taxes due on the imputed income. In 2005, the compensation consultant reviewed Exelon’s perquisites program. Although specific data for Exelon’s peer group was not available, the compensation consultant based its analysis on survey data for large energy and general industry companies. The compensation consultant found that Exelon’s perquisite program was competitive. The compensation committee reviewed the costs of the perquisite program and determined the costs to be appropriate for a company of Exelon’s size. Since then, many executive perquisites were phased out effective January 1, 2008. The eliminated perquisites included: leased vehicles (existing leases allowed to expire), financial and estate planning, tax preparation and health and dining/airline club memberships.

How The Amount of 2010 Compensation Was Determined

This section describes how 2010 compensation was determined and awarded to the NEOs.

The independent directors of the Exelon board, on the recommendations of the Exelon corporate governance committee, conducted a thorough review of Mr. Rowe’s performance in 2010. The review considered performance requirements in the areas of finance and operations, strategic planning and implementation, succession planning and organizational goals, communications and external relations, board relations, leadership, and shareholder relations. Mr. Rowe prepared a detailed self-assessment reporting to the board on his performance during the year with respect to each of the performance requirements. The Exelon board considered the financial highlights of the year and a strategy scorecard that assessed performance against the company’s vision and goals. The factors considered included:

•	goals with respect to protecting the current value of the company, including:

•	delivering superior operating performance in terms of safety, reliability, efficiency, and the environment,

•	supporting competitive markets,

•	protecting the value of our generation assets, and

•	building healthy, self-sustaining delivery companies; as well as

•	goals relating to growing long-term value, including:

•	organizational improvement,

•	advancing an environmental strategy that sets the industry standard for low carbon energy generation and delivery, and

•	rigorously evaluating new growth opportunities.

The Exelon board considered, in particular, the following results:

•	Operational and financial performance that beat the plans set at the beginning of the year, despite low gas prices and the continued effect of the recession;

•	The average capacity factor of the nuclear generating plants was high, with 2010 being the eighth consecutive year with capacity factor above 93%;

•	ComEd and PECO turned in strong performance despite intense storm activity, and it appeared that improved storm response led to increased in customer satisfaction at both companies;

•

While operating earnings declined as compared to the prior year, they were much better than was expected at the beginning of 2010 because of better than planned portfolio position at Generation, better than planned revenue net fuel at PECO, and effective cost management at all of the operating companies;

•	Effective performance at PECO resulted in a favorable rate case settlement that closed out the deregulation transition;

•	2010 progress in advancing longer-term goals, including:

•	progress on the multi-year nuclear uprate strategy, with 101 MW added to date,

•	the acquisition of John Deere Renewables (now Exelon Wind) that enabled Exelon to enter the wind generation business and increased value with long-term PPAs in place, and

•	tangible steps to capture value from transmission;

•	Progress in talent development, diversity, succession planning, and the corporate culture.

The board also considered the regulatory difficulties and adverse judicial decisions at ComEd and difficulties encountered in advancing the company’s environmental strategy, as well as an employee fatality in the supply organization.

How base salary was determined

At its January 25, 2010 meeting, the compensation committee determined not to make any annual increases in base salary for the NEOs as part of the initiatives to reduce 2010 compensation expenses that were considered in the fall of 2009.

In June 2010 Exelon’s executive leadership organizational structure was reorganized and the compensation committee recommended, and the board of directors approved, compensation adjustments in connection with the additional responsibilities assumed by certain officers as a result of promotions under the reorganization. These increases were based on the compensation committee’s determination that the compensation for these officers in their new roles was not competitive, as evidenced by market comparisons with the peer group prepared by the compensation committee’s consultant using the same methodology used for annual adjustments or were otherwise appropriate. Four of the NEOs received salary increases in this manner.

The amounts of base pay, percentages of increase, and effective dates of base salary increases are set forth in the following table.

Exelon, Generation and PECO

Name	Base Salary	Percent Increase	Effective Date
Rowe	$—	—%
O’Brien	—	—
Hilzinger	—	—
Barnett	—	—
Crane	—	—
Von Hoene	—	—
Pardee	600,000	4.9	6/1/2010
Pacilio	475,000	14.2	6/1/2010
Adams	—	—
Bonney	—	—
Acevedo	—	—
McLean	—	—
Zopp	—	—

ComEd

Name	Base Salary	Percent Increase	Effective Date
Clark	$—	—%
Trpik	—	—
Pramaggiore	—	—
O’Neill	330,000	10.0	7/5/2010
Donnelly	—	—
Bradford	395,000	19.7	7/5/2010

How 2010 annual incentives were determined

For 2010, the annual incentive payments to Mr. Rowe and each of nine other senior executives were funded by a notional incentive pool established by the Exelon compensation committee under the Annual Incentive Plan for Senior Executives, a shareholder-approved plan, which is intended to comply with Section 162(m). The incentive pool was funded with 1.5% of Exelon’s 2010 operating income, the same percentage used in 2009 and 2008, but was not fully distributed to participants because the committee decided on substantially lesser awards.

Annual incentive payments for 2010 to Messrs. Rowe, O’Brien, Crane, McLean, Clark, Pardee, Von Hoene, and Hilzinger were made from the portion of the incentive pool available to fund awards for each of them based on the company’s operating earnings per share, adjusted for non-operating charges and other unusual or non-recurring items.

For 2010, the annual incentive payout scale was recalibrated so that the payout at threshold would be 25% of target rather than 50% of target, the payout at plan would be 50% of target rather than 100% of target, and the payout at distinguished would remain capped at 200%. For executives with general corporate responsibilities, the goal was adjusted (non-GAAP) operating earnings per share so that they would focus their efforts on overall corporate performance. The earnings per share goal ranges were set to be like the forecast earnings ranges. In accordance with the design of the annual incentive program, the compensation committee reviewed 2010 earnings and decided not to include the effects of significant one-time charges or credits that are not normally associated with ongoing operations and mark-to-market adjustments from economic hedging activities in adjusting earnings for purposes of making awards under the annual incentive plan. The adjusted earnings are consistent with the adjusted (non-GAAP) operating earnings that Exelon reports in its quarterly earnings releases. For 2010, the adjustments included:

•	the cost of Illinois rate relief associated with the legislative settlement and a settlement with the City of Chicago,

•	mark-to-market impacts of economic hedging activities,

•	unrealized gains and losses on nuclear decommissioning trust fund investments,

•	costs associated with the John Deere Renewables acquisition,

•	charges associated with the impairment of certain emissions allowances,

•	expenses associated with the closing of certain fossil generating assets,

•	remeasurement of income tax uncertainties relating to ComEd’s 1999 sale of fossil generating assets and CTCs received by ComEd and PECO from 1999-2001,

•	deferred income tax charges associated with the health care reform legislation enacted in 2010, and

•	the effect of updated studies of asset retirement obligations, including nuclear decommissioning.

Actual adjusted (non-GAAP) operating earnings as reported in Exelon’s earnings release on January 26, 2011 were $4.06. However, the compensation committee decided, for purposes of calculating earnings for the AIP, that the increase in income tax expense pursuant to lower manufacturer’s tax deductions as a result of the decision to contribute $2.1 billion to Exelon’s pension funds should not be taken into account. The committee wished to provide an incentive to management to make financial decisions that will benefit the company in the long run, even if they reduce earnings in the short run. This decision raised earnings for AIP purposes to $4.11 per share, or 152.5% of target.

2010 annual incentive payments for other NEOs with specific business unit responsibilities were based upon a combination of adjusted (non-GAAP) operating earnings per share (so that they would focus on overall corporate performance) and business unit financial and/or operating measures, depending on the nature of their responsibilities (so they would focus on the performance of their business unit). Under the terms of the plan, the business unit financial measures are adjusted from GAAP measures. For ComEd executive officers, adjusted (non-GAAP) operating earnings of Exelon were not a goal, consistent with the continuing efforts to recognize ComEd’s independence as described above. ComEd’s goals included other financial and operational goals. The following table summarizes the goals and weights applicable to the NEOs for 2010:

Exelon, Generation and PECO

Name	Adjusted Operating Earnings Per Share	Adjusted Generation Net Income	Adjusted PECO Net Income	Exelon Nuclear Fleet- Wide Capacity Factor	Adjusted PECO Total Cost	Adjusted BSC Total Cost	PECO Reliability, Safety, Customer Satisfaction Measures, Focused Initiatives & Environ- mental Index	Adjusted Nuclear, Power, Power Team & ExGen Corporate Operating Expense
Rowe	100%	—%	—%	—%	—%	—%	—%	—%
O’Brien	50	—	20	—	—	—	30	—
Hilzinger	75	—	—	—	—	25	—	—
Barnett	20	—	25	—	25	—	30	—
Crane	100	—	—	—	—	—	—	—
Von Hoene	100	—	—	—	—	—	—	—
Pardee	50	25	—	—	—	—	—	25
Pacilio	50	25	—	25	—	—	—	—
Adams	20	—	25	—	25	—	30	—
Bonney	20	—	25	—	25	—	30	—
Acevedo	75	—	—	—	—	25	—	—
McLean	100	—	—	—	—	—	—	—
Zopp	75	—	—	—	—	25	—	—

ComEd

Name	Adjusted ComEd Total Capital Expenditures	Adjusted ComEd Total O&M Expense	ComEd Reliability, Safety, Customer Satisfaction Measures, Focused Initiatives & Environ- mental Index
Clark	25%	25%	50%
Trpik	25	25	50
Pramaggiore	25	25	50
O’Neill	25	25	50
Donnelly	25	25	50
Bradford (a)	NA	NA	NA

(a)	Mr. Bradford served as Senior Vice President Regulatory & Energy Policy & General Counsel, ComEd until July 4, 2010. He was appointed Senior Vice President and General Counsel, Exelon effective July 5, 2010 and his applicable annual incentive goals for 2010 were Adjusted Operating Earnings Per Share and Adjusted BSC Total Cost with goal weights of 75% and 25%, respectively.

The following table describes the performance scale and result for the 2010 goals:

Exelon, Generation, and PECO

2010 Goals	Threshold	Plan	Distinguished	2010 Results	Payout as a Percentage of Target
Adjusted (non-GAAP) Operating Earnings Per Share
(EPS)	$3.35	$3.70	$4.30	$4.11	152.5%
Adjusted Generation Net Income ($M)	$1,623	$1,803	$2,092	$1,960.4	131.7%
Adjusted PECO Net Income ($M)	$261.9	$290.9	$334.9	$352.5	200.0%
Exelon Nuclear Fleet-Wide Capacity Factor	91.5%	93.5%	94.7%	93.9%	104.1%
Adjusted PECO Total Cost ($M)	$991.4	$944.2	$849.8	$871.8	165.1%
Adjusted BSC Total Cost ($M)	$631.5	$601.4	$541.3	$577.6	109.4%
PECO Reliability Measure—Customer Average Interruption Duration Index (CAIDI) (minutes per outage)	95	88	84	95	25.0%
PECO Reliability Measure—System Average Interruption Frequency Index (SAIFI) (outages per customer)	0.99	0.84	0.75	0.83	66.7%
PECO Reliability Measure—Reduction in Gas Facility Service Record Inaccuracy	50,000	55,000	60,000	60,147	200.0%
PECO Safety Measure—Occupational Safety and Health Administration (OSHA) Recordable Rate	1.68	1.04	0.99	0.87	200.0%
PECO Customer Satisfaction (weighted combined score of residential, small business and large business customers)	79.0	81.2	83.0	82.1	126.5%
PECO Focused Initiatives & Environmental Index	90%	100%	110%	147.5%	200.0%
Adjusted Nuclear, Power, Power Team & ExGen
Corporate Operating Expense	$1,869	$1,780	$1,602	$1,766.4	61.4%

ComEd

2010 Goals	Threshold	Plan	Distinguished	2010 Results	Payout as a Percentage of Target
Adjusted ComEd Total Capital Expenditures ($M)	$718.6	$684.4	$616.0	$656.9	110.3%
Adjusted ComEd Total O&M Expense ($M)	$679.8	$647.4	$582.7	$618.4	117.2%
ComEd Reliability Measure—CAIDI (minutes per outage)	95	86	83	90	38.9%
ComEd Reliability Measure—SAIFI (outages per customer)	1.09	0.97	0.90	0.94	114.3%
ComEd Safety Measure—OSHA Recordable Rate	1.25	1.04	0.99	1.30	—%
ComEd Customer Satisfaction (weighted combined score of residential, small business and large business customers)	78	80	82	81.5	162.5%
ComEd Focused Initiatives & Environmental Index	90%	100%	110%	113%	200.0%

The 2010 annual incentive program included the following shareholder protection features (SPF):

•	If threshold earnings per share are not achieved, then no payments will occur; and

•	Operating company/business unit key performance indicator payments cannot exceed the earnings per share performance by more than ten percentage points.

As a result of 2010 earnings for AIP purposes being at 152.5% of target, the operating company/business unit key performance indicators could not exceed 162.5% of target. The effect of these SPF reductions is shown in the table below.

The ComEd annual incentive program includes a limit of payments above plan based on ComEd’s operating net income (the “NI Limiter”). To the extent that the goals yield a payment percentage greater than 50%, those amounts will be limited by ComEd’s net income ranging from a 50% payout at operating net income of $429 million to a 200% payout at operating net income of $496 million.

ComEd’s performance under the annual incentive program would have resulted in a preliminary payout at 110.3% of target, which would have been reduced to 102.9% of target by the NI Limiter. In light of overall company performance and the desire for rough parity in the payout levels of the operating companies, management recommended that the NI Limiter be modified to provide for ten percentage point allowance above the cap, similar to the Exelon SPF reduction methodology. This modification would permit a payout at 110.3%. In addition, ComEd management originally proposed a 25% payout for the ComEd 2011 long term incentive program. Given that the Exelon performance share program was paying out at zero, as described below, ComEd management asked that the amount that its management would have been distributed under a 25% ComEd long term incentive program payout be instead paid out to all ComEd employees who participated in the ComEd annual incentive program, rather than providing the benefit to ComEd leadership only. The compensation committee agreed with these recommendations, and this adjustment increased the payout percentage under the ComEd annual incentive program to 112.1% of target.

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

Based on the performance against the goals shown in the tables above, and taking into account the reductions resulting from the shareholder protection feature and the caps and adjustments discussed above, the compensation committee recommended and the Exelon or the ComEd board of directors, as the case may be (or in the case of Mr. Rowe, the independent directors) approved the following awards for the NEOs:

Exelon, Generation, and PECO	Payout as a % of Target (pre-SPF)	Payout $ (pre-SPF)	SPF Reduction $	Payout as a % of Target (post-SPF & pre-IPM)	Payout $ (post-SPF & pre-IPM)	IPM %	Payout $ (post-SPF & post-IPM)
Rowe	152.5%	$2,474,313	$—	152.5%	$2,474,313	100%	$2,474,313
O’Brien	157.2	631,768	—	157.2	631,768	110	694,944
Hilzinger	141.7	379,245	—	141.7	379,245	105	398,207
Barnett	162.7	252,056	(3,362)	160.5	248,695	105	261,129
Crane	152.5	1,132,313	—	152.5	1,132,313	100	1,132,313
Von Hoene	152.5	686,250	—	152.5	686,250	100	686,250
Pardee	124.5	485,705	—	124.5	485,705	100	485,705
Pacilio	135.2	385,316	—	135.2	385,316	100	385,316
Adams	162.7	297,750	(3,971)	160.5	293,779	110	323,157
Bonney	162.7	199,107	(2,655)	160.5	196,452	110	216,097
Acevedo	141.7	107,141	—	141.7	107,141	100	107,141
McLean	152.5	457,686	—	152.5	457,686	100	457,686
Zopp	141.7	279,839	—	141.7	279,839	100	279,839

ComEd	Payout as a % of Target (pre-NI Limiter Modification)	Payout $ (pre-NI Limiter Modification)	Discretionary Increase $	Payout as a % of Target (post- Discretionary Increase & pre-IPM)	Payout $ (post- Discretionary Increase & pre-IPM)	IPM %	Payout $ (post- Discretionary Increase & post-IPM)
Clark	110.3%	$469,061	$7,474	112.1%	$476,535	100%	$476,535
Trpik	110.3	138,981	2,215	112.1	141,196	105	148,255
Pramaggiore	110.3	297,541	4,741	112.1	302,282	110	332,510
O’Neill	110.3	181,999	2,900	112.1	184,899	105	194,144
Donnelly	110.3	212,332	3,383	112.1	215,716	105	226,501
Bradford	141.7	335,879	NA	NA	NA	105	352,672

How long-term incentives were determined

The compensation committee reviewed the amount of long-term compensation paid in the peer group for positions comparable to the positions held by the NEOs and reduced the targeted amount of long-term incentive compensation by 33% (except for Mr. Crane, whose targeted amount was reduced by 26%), as part of its initiative to reduce compensation expenses. The committee then applied a ratio of stock options to performance shares in order to determine the target long-term equity incentives for each NEO, using Black-Scholes valuation for stock options and a 90 day weighted-average price for the preceding quarter to value performance shares. Stock option grants for 2010 were all at the targeted amounts. The actual amounts of performance shares awarded to the NEOs depended on the extent to which the performance measures were achieved.

Stock option awards

The company granted non-qualified stock options to the Exelon Corporation senior officers, including the NEOs, but excluding the ComEd NEOs, on January 25, 2010. The stock option grants for 2010 were all at the targeted amounts. These options were awarded at an exercise price of $46.09, which was the closing price on the January 25, 2010 grant date. The number of the option awards granted in 2010 was larger than in 2009, reflecting the decrease in the price of Exelon’s stock on the grant date in 2010 as compared to the price on the grant date in 2009.

Exelon performance share unit awards

The 2010 Long-Term Performance Share Unit Award Program was based on two measures, Exelon’s three-year Total Shareholder Return (TSR), compounded monthly, as compared to the TSR for the companies listed in the Dow Jones Utility Index (60% of the award), and Exelon’s three-year TSR, as compared to the companies in the Standard and Poor’s 500 Index (40% of the award). This structure was consistent with the structure used in the 2009 program.

Payouts are determined based on the following scale: the threshold TSR Position Ranking, for a 50% of target payout, was the 25th percentile; the target, for a 100% payout, was 50th percentile; and distinguished, for a 200% payout, was the 75th percentile, with payouts interpolated for performance falling between the threshold, target, and distinguished levels.

Exelon fell below threshold performance levels with respect to both TSR measures. For the performance period of January 1, 2008 through December 31, 2010, Exelon’s relative ranking of TSR as compared to the Dow Jones Utility Index was at the 8.3 percentile ranking or 0% of target payout. For the same time period, the company’s relative ranking of TSR in the S&P 500 Index was at the 13.7 percentile ranking or 0% of target payout. Overall performance against both measures combined resulted in a zero payout to participants for 2010.

The amount of each NEO’s target opportunity was based on the portion of the long-term incentive value for each NEO attributable to performance share units (75%) and the weighted average Exelon stock price for the fourth quarter of 2009.

Based on the formula, 2010 Performance Share Unit Awards for NEOs were as set forth in the following table. The first third of the awarded performance shares vests upon the award date, with the remaining thirds vesting on the date of the compensation committee’s January meeting in the next two years.

Exelon, Generation, and PECO	Shares	Value
Rowe	—	$—
O’Brien	—	—
Hilzinger	—	—
Barnett	—	—
Crane	—	—
Von Hoene	—	—
Pardee	—	—
Pacilio	—	—
Adams	—	—
Bonney	—	—
Acevedo	—	—
McLean	—	—
Zopp	—	—
O’Neill *	—	—
Bradford **	—	—

*	Mr. O’Neill was eligible for a pro-rated performance share unit award for the period that he was an Exelon officer before becoming an officer of ComEd
**	Mr. Bradford was eligible for a pro-rated performance share unit award for the period that he was an Exelon officer.

2010-2012 ComEd Long-Term Incentive Program

In 2007 the compensation committee recommended, and the ComEd board adopted, a long-term incentive program designed to align the incentive compensation program with ComEd’s status as a fully regulated operating company. Accordingly, the program pays out in cash; there is no Exelon equity component to the program. The goals for the program for the 2010-2012 performance period and performance for 2010 are as follows:

Goal	Weight	Performance Cycle Target	2010 Performance
ComEd total cost (O&M and Capital)	25%	Manage controllable costs to be relatively flat year over year through 2013	Above plan/below distinguished
Outage duration and frequency and safety	25%	By year-end 2012 outage duration should be in the second quartile striving for the first quartile and outage frequency and safety should be in the first quartile	Frequency: Above plan/below distinguished; Duration: below plan, above threshold; Safety: below plan, below threshold
Operational performance	15%	Implement an operational performance index by year-end 2011 and integrate it into operational and financial processes for unit cost management and efficiencies by year-end 2012	On plan
Employee engagement and communications	10%	Increase employee engagement by 2% each year using a survey index; develop an employee communications survey index and establish appropriate goals for each year	Below plan, above threshold
Environmental goals related to ComEd’s part of Exelon’s 2020 program	25%	By 2013, meet or exceed each of ComEd’s annual commitments in support of Exelon 2020	Above plan, below distinguished

Based on their evaluation of this performance, and in consideration of the level of long-term incentive payouts at the other Exelon operating companies, the compensation committee recommended and the ComEd board approved payouts to participants for 2010 that represented 0% of each participant’s target opportunity.

Based on the formula and the exercise of discretion to cap the awards, 2010 ComEd Long-Term Incentive Awards for NEOs were as set forth in the following table. The first third of the award vests upon the award date, with the remaining thirds vesting on the date of the compensation committee’s January meeting in the next two years.

ComEd	Value
Clark	$—
Trpik	—
Pramaggiore	—
O’Neill *	—
Donnelly	—
Bradford **	—

*	Mr. O’Neill was eligible for a pro-rated ComEd long-term incentive program award for the period that he was an officer of ComEd.
**	Mr. Bradford was eligible for a pro-rated ComEd long-term incentive program award for the period that he was a ComEd officer before becoming an Exelon officer.

Retention awards

In conjunction with their promotions and salary increases that were approved at the June 29, 2010 meeting of the committee, three NEOs received additional equity awards or retention agreements intended to encourage them to remain employed by Exelon or its subsidiaries. These grants were made, in part, because of the expectation that annual and long term incentive compensation payouts in 2010 would be low and a fear that these individuals might be recruited by other companies. Effective June 1, 2010, the committee granted Mr. Pardee 8,000 shares of Exelon common stock that will vest on the third anniversary of such date and Mr. Pacilio 12,000 shares of Exelon common stock that will vest on the fifth anniversary of such date. The committee recommended, and the ComEd board approved, a retention agreement with Mr. O’Neill effective July 5, 2010 that will pay him $250,000 if he remains employed by ComEd or an affiliate on the fifth anniversary of that date.

Severance payments

Ms. Andrea Zopp resigned from her position as Exelon’s Executive Vice President and General Counsel, effective as of May 31, 2010. Ms. Zopp remained as an employee of Exelon through September 30, 2010 to cooperate in the orderly transition of her duties and to perform such other services as may be reasonably requested from time to time. She remained eligible for salary and annual incentive compensation through September 30, 2010. Ms. Zopp entered into a separation agreement, the terms of which are consistent with the Exelon Corporation Senior Management Severance Plan and the Exelon Corporation Long-Term Incentive Plan, in which she agreed to restrictive covenants relating to non-solicitation, non-competition, confidential information, intellectual property, and non-disparagement. In addition to the amounts that she will receive that are consistent with the Exelon Corporation Senior Management Severance Plan and the Exelon Corporation Long-Term Incentive Plan, the committee and the Exelon board of directors approved a payment of $200,000 to compensate her for the loss of restricted stock granted her when she was first employed by Exelon, consistent with the treatment of other executives affected by an involuntary separation. All amounts that Ms. Zopp will receive under her separation agreement are reflected in the Summary Compensation Table and the related compensation disclosure tables.

Mr. Ian McLean resigned from his position as Exelon’s Executive Vice President and President, Exelon Transmission Company, effective as of July 15, 2010. Mr. McLean remained as an employee of Exelon through August 31, 2010 to cooperate in the orderly transition of his duties and to perform such other services as may be reasonably requested from time to time. He remained eligible for salary and annual incentive compensation through August 31, 2010. Mr. McLean entered into a retirement and separation agreement, the terms of which are consistent with the Exelon Corporation Senior Management Severance Plan and the Exelon Corporation Long-Term Incentive Plan, in which he agreed to restrictive covenants relating to non-solicitation, non-competition, confidential information, intellectual property, and non-disparagement. All amounts that Mr. McLean will receive under his retirement and separation agreement are reflected in the Summary Compensation Table and the related compensation disclosure tables.

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

Because it is not “qualified performance-based compensation” within the meaning of Section 162(m), base salary is not eligible for a Federal income tax deduction to the extent that it exceeds $1 million. Accordingly, Exelon is unable to deduct that portion of Mr. Rowe’s base salary in excess of $1 million. Annual incentive awards and performance share units payable to NEOs are intended to be qualified performance-based compensation under Section 162(m), and are therefore deductible for Federal income tax purposes. However, because of the element of compensation committee and ComEd board of directors discretion in the 2010-2012 ComEd Long-Term Incentive Program, payments under that program are not eligible for Federal income tax deduction to the extent that, combined with an individual’s base salary, payments exceed $1 million. Restricted stock and restricted stock units are not deductible by the company for Federal income tax purposes under the provisions of Section 162(m) if NEOs’ compensation that is not “qualified performance-based compensation” is in excess of $1 million.

Under Section 4999 of the Internal Revenue Code, there is a excise tax if change in control or severance benefits are greater than 2.99 times the five-year average amount of income reported on an individual’s W-2. In April 2009 the compensation committee adopted a policy that no future employment or severance agreements that provide for benefits for NEOs on account of termination will include an excise tax gross-up. However, certain NEOs have change in control severance agreements that pre-date April 2009 that provide excise tax gross-ups, and avoid gross-ups by reducing payments to under the threshold if the amount otherwise payable to an executive is not more than 110% of the threshold.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2010 Annual Report on Form 10-K and the 2011 Proxy Statement.

February 8, 2011

The Compensation Committee

Rosemarie B. Greco, Chair

John A. Canning, Jr.

M. Walter D’Alessio

William C. Richardson

Stephen D. Steinour

Summary Compensation Table

The tables below summarize the total compensation paid or earned by each of the NEOs of Exelon, Generation, PECO (shown in one table because of the overlap in their named executive officers) and ComEd for the year ended December 31, 2010.

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

Bonus reflects discretionary bonuses or amounts paid under the annual incentive plan on the basis of the individual performance multiplier or discretionary amounts approved by the compensation committee and the board of directors or, in the case of Mr. Rowe, approved by the independent directors.

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

Non-equity incentive plan compensation includes the amounts earned under the annual incentive plan by the extent to which the applicable financial and operational goals were achieved and, for ComEd NEOs, amounts paid under the ComEd Long Term Incentive Program. The amount of the annual incentive target opportunity is expressed as a percentage of the officer’s or employee’s base salary, and actual awards are determined using the base salary at the end of the year. Threshold, target and distinguished (i.e. maximum) achievement levels are established for each goal. Threshold is set at the minimally acceptable level of performance, for a payout of 50% of target. Target is set consistent with the achievement of the business plan objectives. Distinguished is set at a level that significantly exceeds the business plan and has a low probability of payout, and is capped at 200% of target. Awards are interpolated to the extent performance falls between the threshold, target, and distinguished levels. For 2010, the payout scales were recalibrated, with threshold paying out at 25%, plan paying out at 50%, target paying out at 100%, and distinguished paying out at 200%.

Exelon, Generation and PECO

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 20 (D)	Stock Awards ($) See Note 21 (E)	Option Awards ($) See Note 22 (F)	Non-Equity Incentive Plan Compensation ($) See Note 23 (G)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) See Note 24 (H)	All Other Compen- sation ($) See Note 25 (I)	Total ($) (J)
Rowe (1)	2010	$1,475,000	—	$1,070,210	$1,115,040	$2,474,313	$2,878,315	$405,521	$9,418,399
	2009	1,468,077	—	6,341,383	2,236,650	1,573,825	173,566	416,947	12,210,448
	2008	1,474,423	—	6,402,614	2,093,040	1,835,166	830,272	400,192	13,035,707

O’Brien (2)	2010	536,000	63,177	212,060	218,160	631,768	213,789	28,712	1,903,666
	2009	532,923	—	1,255,539	443,001	395,970	233,772	55,464	2,916,669
	2008	495,538	—	1,280,523	403,920	428,934	105,978	175,687	2,890,580

Hilzinger (3)	2010	446,000	18,962	103,057	107,464	379,245	88,452	20,465	1,163,645
	2009	442,769	13,079	609,573	215,007	261,579	85,891	31,725	1,659,623
	2008	408,627	—	992,836	201,960	318,750	57,492	143,916	2,123,581

Barnett (4)	2010	309,900	12,435	65,402	67,064	248,695	59,205	11,876	774,577
	2009	307,996	—	382,121	135,642	153,788	55,038	23,407	1,057,992
	2008	297,308	(16,498)	394,007	123,012	148,477	35,808	561,590	1,543,704

Crane (5)	2010	825,000	—	396,374	428,240	1,132,313	1,621,679	87,155	4,490,761
	2009	821,154	—	2,049,674	707,070	680,213	719,399	76,140	5,053,650
	2008	694,230	—	2,748,159	514,080	750,000	642,938	272,727	5,622,134

Von Hoene (6)	2010	600,000	—	251,697	266,640	686,250	123,906	35,190	1,963,683

Pardee (7)	2010	588,585	—	473,623	180,992	485,705	449,842	23,651	2,202,398
	2009	568,615	16,903	1,028,086	363,636	338,052	221,082	33,192	2,569,566
	2008	525,289	44,000	1,788,668	348,840	484,000	213,293	164,619	3,568,709

Pacilio (8)	2010	450,946	—	539,468	84,840	385,316	998,116	23,211	2,481,897

Adams (9)	2010	332,800	29,378	81,257	84,840	293,779	160,420	8,531	991,005
	2009	330,339	16,515	482,200	168,831	165,152	190,121	4,100	1,357,258
	2008	320,000	—	794,269	152,388	175,973	72,722	86,772	1,602,124

Bonney (10)	2010	306,000	19,645	57,474	59,792	196,452	206,962	10,049	856,374
	2009	284,586	—	336,630	119,769	121,482	337,150	14,840	1,214,457
	2008	273,020	25,000	344,756	110,160	120,951	130,060	74,953	1,078,900

Acevedo (11)	2010	216,000	—	29,728	30,704	107,141	34,247	7,082	424,902
	2009	212,208	3,695	119,356	—	73,899	33,958	10,610	453,726

McLean (12)	2010	510,246	—	251,697	266,640	457,686	235,518	2,210,028	3,931,815
	2009	640,346	—	1,519,384	536,796	437,276	122,086	87,738	3,343,626
	2008	561,538	—	2,281,177	514,080	510,416	95,727	216,544	4,179,482

Zopp (13)	2010	350,308	—	172,423	180,992	279,839	138,042	1,630,900	2,752,504

ComEd

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 20 (D)	Stock Awards ($) See Note 21 (E)	Option Awards ($) See Note 22 (F)	Non-Equity Incentive Plan Compensation ($) See Note 23 (G)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) See Note 24 (H)	All Other Compen- sation ($) See Note 25 (I)	Total ($) (J)
Clark (14)	2010	$567,000	39,016	$—	$—	$437,519	$928,222	$32,315	$2,004,072
	2009	564,385	—	254,300	—	1,461,250	180,950	85,888	2,546,773
	2008	546,692	—	—	—	2,049,371	548,986	193,738	3,338,787

Trpik (15)	2010	280,000	18,620	—	—	129,635	49,626	15,644	493,525
	2009	263,810	6,300	172,864	62,049	257,556	51,563	27,312	841,454

Pramaggiore (16)	2010	415,000	54,978	—	—	277,533	86,673	17,158	851,342
	2009	391,269	24,900	—	—	776,342	89,876	33,774	1,316,161
	2008	348,500	20,295	—	—	817,247	49,083	127,421	1,362,546

O’Neill (17)	2010	315,000	24,384	65,402	67,064	169,760	57,974	14,734	714,318

Donnelly (18)	2010	350,000	28,448	—	—	198,054	114,239	20,934	711,675
	2009	326,154	9,625	—	—	574,610	134,917	35,392	1,080,698

Bradford (19)	2010	350,308	16,794	7,770	—	335,879	68,451	21,518	800,720

Notes to the Summary Compensation Tables

(1)	John W. Rowe, Chairman and CEO, Exelon; Chairman, Generation.
(2)	Denis P. O’Brien, Executive Vice President, Exelon; President and CEO, PECO.
(3)	Matthew F. Hilzinger, Senior Vice President and Chief Financial Officer, Exelon and Generation.
(4)	Phillip S. Barnett, Senior Vice President and Chief Financial Officer, PECO.
(5)	Christopher M. Crane, President and Chief Operating Officer, Exelon and Generation.
(6)	William A. Von Hoene, Executive Vice President, Finance and Legal, Exelon.
(7)	Charles G. Pardee, Senior Vice President, Exelon; President and Chief Nuclear Officer, Exelon Nuclear (Generation).
(8)	Michael J. Pacilio, President, Exelon Nuclear and Chief Nuclear Officer (Generation).
(9)	Craig L. Adams, Senior Vice President & Chief Operating Officer, PECO.
(10)	Paul R. Bonney, Vice President, Regulatory Affairs and General Counsel, PECO.
(11)	Jorge A. Acevedo, Vice President and Controller, PECO.
(12)	Ian P. McLean, Executive Vice President, Exelon; Chief Executive Officer, Exelon Transmission Company (through July 15, 2010).
(13)	Andrea L. Zopp, Executive Vice President and General Counsel (through May 31, 2010).
(14)	Frank M. Clark, Chairman and CEO, ComEd.
(15)	Joseph R. Trpik, Jr., Senior Vice President, Chief Financial Officer and Treasurer, ComEd.
(16)	Anne R. Pramaggiore, President and Chief Operating Officer, ComEd.
(17)	Thomas S. O’Neill, Senior Vice President, Regulatory and Energy Policy and General Counsel, ComEd (from July 5, 2010).
(18)	Terence R. Donnelly, Executive Vice President, Operations, ComEd.
(19)	Darryl M. Bradford, Senior Vice President, Regulatory and Energy Policy and General Counsel, ComEd (until July 5, 2010).
(20)	In recognition of their overall performance, certain NEOs received an individual performance multiplier to their annual incentive payments or other special recognition awards in certain years. In addition, 2010 bonuses for ComEd NEOs reflect the modification of the NI Limiter and a discretionary increase to ComEd annual incentive program payouts, as described in Compensation Discussion & Analysis above.
(21)	The amounts shown in this column include the aggregate grant date fair value of stock awards granted on January 25, 2010 with respect to the three year performance period ending December 31, 2010. The grant date fair value of the stock award have been computed in accordance with FASB ASC Topic 718 using the assumptions described in Note 16 of the Combined Notes to Consolidated Financial Statements. For the 2010 grants for Messrs. Rowe, O’Brien, Hilzinger, Barnett, Crane, Von Hoene Jr., Pardee, Pacilio, Adams, Bonney, Acevedo, McLean, Ms. Zopp, and Messrs. O’Neill and Bradford, the grant date fair value of their awards assuming that the highest level of performance conditions would be achieved was $4,977,720, $986,326, $479,336, $304,194, $1,843,600, $1,170,686, $801,966, $426,507, $377,938, $267,322, $138,270, $1,170,686, $801,966, $304,194, and $194,249, respectively.

(22)	The amounts shown in this column include the aggregate grant date fair value of stock option awards granted on January 25, 2010. The grant date fair value of the stock options award have been computed in accordance with FASB ASC Topic 718 using the assumptions described in Note 16 of the Combined Notes to Consolidated Financial Statements.
(23)	The amounts shown in this column represent payments made pursuant to the Annual Incentive Plan and the ComEd Long-Term Incentive Plan. Both programs are paid with respect to 2010 performance and were awarded on January 25, 2010. The table below details ComEd Employee’s payments applicable to the ComEd Annual Incentive Plan and the ComEd Long-Term Incentive Plan.

Name	Year	Annual Incentive Plan	ComEd Long- Term Incentive Plan	Total
Clark	2010	$437,519	$—	$437,519
	2009	425,250	1,036,000	1,461,250
	2008	495,371	1,554,000	2,049,371
Trpik	2010	129,635	—	129,635
	2009	126,000	131,556	257,556
Pramaggiore	2010	277,533	—	277,533
	2009	249,000	527,342	776,342
	2008	223,247	594,000	817,247
O’Neill	2010	169,760	—	169,760
Donnelly	2010	198,054	—	198,054
	2009	192,500	382,110	574,610
Bradford	2010	335,879	—	335,879

(24)	The amounts shown in the column represent the change in the accumulated pension benefit from December 31, 2009 to December 31, 2010. For certain NEOs the amount may include the value of above market earnings upon their investment in a particular fund within their non-qualified deferred compensation account. For 2010 and 2009, no NEOs had above market earnings; in 2008, Messrs. Crane, McLean, and Pardee recognized $48, $160, and $30 of above market earnings respectively.
(25)	The amounts shown in this column include the items summarized in the following tables:

Exelon, Generation and PECO

All Other Compensation

Name (a)	Perquisites $ See Note 1 (b)	Reimburse- ment for Income Taxes $ See Note 2 (c)	Payments or Accruals for Termination or Change in Control (CIC) $ See Note 3 (d)	Company Contributions to Savings Plans $ See Note 4 (e)	Company Paid Term Life Insurance Premiums $ See Note 5 (f)	Dividends or Earnings not included in Grants $ (g)	Total $ (h)
Rowe	$219,792	$3,678	$—	$44,250	$137,801	$—	$405,521
O’Brien	1,774	2,737	—	16,080	8,121	—	28,712
Hilzinger	3,000	—	—	13,380	4,085	—	20,465
Barnett	—	—	—	9,297	2,579	—	11,876
Crane	42,831	7,215	—	24,750	12,359	—	87,155
Von Hoene	7,193	4,037	—	18,000	5,960	—	35,190
Pardee	688	544	—	17,658	4,761	—	23,651
Pacilio	2,395	2,721	—	13,528	4,567	—	23,211
Adams	1,777	2,072	—	—	4,682	—	8,531
Bonney	—	—	—	7,350	2,699	—	10,049
Acevedo	—	—	—	6,480	602	—	7,082
McLean	—	—	2,189,600	13,524	6,904	—	2,210,028
Zopp	2,788	3,478	1,608,000	9,849	6,785	—	1,630,900

ComEd

All Other Compensation

Name (a)	Perquisites $ See Note 1 (b)	Reimburse- ment for Income Taxes $ See Note 2 (c)	Payments or Accruals for Termination or Change in Control (CIC) $ See Note 3 (d)	Company Contributions to Savings Plans $ See Note 4 (e)	Company Paid Term Life Insurance Premiums $ See Note 5 (f)	Dividends or Earnings not included in Grants $ See Note 6 (g)	Total $ (h)
Clark	$9,869	$—	—	$17,010	$5,436	$—	$32,315
Trpik	5,644	—	—	8,400	1,600	—	15,644
Pramaggiore	6,480	—	—	5,686	4,992	—	17,158
O’Neill	2,944	—	—	9,450	2,340	—	14,734
Donnelly	6,480	—	—	10,500	3,954	—	20,934
Bradford	4,322	2,282	—	10,875	4,039	—	21,518

Notes to All Other Compensation Tables

(1)	The amounts shown in this column represent the incremental cost to Exelon to provide certain perquisites to NEOs as summarized in the Perquisites Table below.
(2)	Officers receive a reimbursement to cover applicable taxes on imputed income for business-related spousal travel expenses for those cases where the personal benefit is closely related to the business purpose.
(3)	Represents the expense, if applicable, or the accrual of the expense that Exelon has recorded during 2010 after the announcement of the officer’s retirement or resignation for severance related costs including salary and Annual Incentive Plan (AIP) continuation, outplacement fees, medical benefits, and a prorated portion of his cash retention award.
(4)	Represents company matching contributions to the NEO’s qualified and non-qualified savings plans. The 401(k) plan is available to all employees and the annual contribution for 2010 was generally limited by IRS rules to $16,500. NEOs and other officers may participate in the Deferred Compensation Plan, into which payroll contributions in excess of the specified IRS limit are credited under the separate, unfunded plan that has the same portfolio of investment options as the 401(k) plan.
(5)	Exelon provides basic term life insurance, accidental death and disability insurance, and long-term disability insurance to all employees, including NEOs. The values shown in this column include the premiums paid during 2010 for additional term life insurance policies for the NEOs, additional supplemental accidental death and dismemberment insurance and for additional long-term disability insurance over and above the basic coverage provided to all employees. Mr. Rowe has two term life insurance policies and one additional accidental death and dismemberment policy.

Exelon, Generation and PECO

Perquisites

Name (a)	Personal and Spouse Travel $ See Note 1 & Note 2 (b)	Automobile Lease and Parking $ See Note 3 (c)	Other Items $ See Note 4 (d)	Total $ (e)
Rowe	$216,104	$3,000	$688	$219,792
O’Brien	1,774	—	—	1,774
Hilzinger	—	3,000	—	3,000
Barnett	—	—	—	—
Crane	39,143	3,000	688	42,831
Von Hoene	3,505	3,000	688	7,193
Pardee	—	—	688	688
Pacilio	1,707	—	688	2,395
Adams	1,777	—	—	1,777
Bonney	—	—	—	—
Acevedo	—	—	—	—
McLean	—	—	—	—
Zopp	1,288	1,500	—	2,788

ComEd

Perquisites

Name (a)	Personal and Spouse Travel $ See Note 1 & Note 2 (b)	Automobile Lease and Parking $ See Note 3 (c)	Other Items $ See Note 4 (d)	Total $ (e)
Clark	$389	$9,480	$—	$9,869
Trpik	—	5,644	—	5,644
Pramaggiore	—	6,480	—	6,480
O’Neill	—	2,944	—	2,944
Donnelly	—	6,480	—	6,480
Bradford	—	4,322	—	4,322

Note to Perquisite Tables

(1)	Mr. Rowe is entitled to up to 60 hours of personal use of corporate aircraft each year. Mr. Crane was also permitted to use the corporate aircraft on two occasions in 2010 to minimize the time he spent away from Exelon responsibilities while attending meetings of another board of directors on which he serves. The figures shown in this column include $206,852 and $31,684 representing the aggregate incremental cost to Exelon for personal use of corporate aircraft by Mr. Rowe and Mr. Crane respectively. These costs were calculated using the hourly cost for flight services paid to the aircraft vendor, Federal excise tax, fuel charges, and domestic segment fees. From time to time Mr. Rowe’s spouse accompanies Mr. Rowe in his travel on corporate aircraft. The aggregate incremental cost to the company, if any, for Mrs. Rowe’s travel on corporate aircraft is included in this amount. For all executive officers, including Mr. Rowe, Exelon pays the cost of spousal travel, meals, and other related amenities when they attend company or industry-related events where it is customary and expected that officers attend with their spouses. The aggregate incremental cost to Exelon for these expenses is included in the table. In most cases, there is no incremental cost to Exelon of providing transportation or other amenities for a spouse, and the only additional cost to Exelon is to reimburse officers for the taxes on the imputed income attributable to their spousal travel, meals, and related amenities when attending company or industry-related events. This cost is shown in column (b) of the All Other Compensation Table above.
(2)	The company maintains several cars and drivers in order to provide transportation services for the NEOs and other officers to carry out their duties among the company’s various offices and facilities which are located throughout northeastern Illinois and southeastern Pennsylvania. Messrs. Rowe, Clark, and O’Brien are also entitled to limited personal use of the company’s cars and drivers, including use for commuting which allows them to work while commuting. The cost included in the table represents the estimated incremental cost to Exelon to provide limited personal service. This cost is based upon the number of hours that the drivers worked overtime providing services to each NEO, multiplied by the average overtime rate for drivers plus an additional amount for fuel and maintenance. Personal use was imputed as additional taxable income to Messrs. Rowe, Clark, and O’Brien.
(3)	For NEOs whose primary work location is downtown Chicago, Exelon’s office lease provides for a limited number of parking spaces that are available for Exelon use. When NEOs are unable to utilize the available spaces, Exelon provides reimbursement for parking expenses incurred at other public garages.
(4)	Executive officers may use company-provided vendors for comprehensive physical examinations and related follow-up testing. Executives also receive certain gifts during the year in recognition of their services that are imputed to the officer as additional taxable income. Certain NEOs were also provided with company paid travel insurance during 2010, the cost of this insurance was imputed to the NEO as additional taxable income.

Exelon, Generation and PECO

Grants of Plan Based Awards

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (See Note 1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (See Note 2)			All other Stock Awards: Number of Shares or Units (See Note 3) (#) (i)	All Other Options Awards: Number of Securities Under- lying Options (#) (j)	Exercise or base Price of Option Awards. ($) (k)	Grant Date Fair Value of Stock and Option Awards (See Note 4) ($) (l)
		Thres- hold ($) (c)	Plan ($) (d)	Maxi- mum ($) (e)	Thres- hold (#) (f)	Target (#) (g)	Maxi- mum (#) (h)
Rowe	25 Jan.2010	$405,625	$811,250	$3,245,000
	25 Jan.2010				27,000	54,000	108,000				1,070,210
	25 Jan.2010								138,000	46.09	1,115,040
O’Brien	25 Jan.2010	100,500	201,000	804,000
	25 Jan.2010				5,350	10,700	21,400				212,060
	25 Jan.2010								27,000	46.09	218,160
Hilzinger	25 Jan.2010	66,900	133,800	535,200
	25 Jan.2010				2,600	5,200	10,400				103,057
	25 Jan.2010								13,300	46.09	107,464
Barnett	25 Jan.2010	38,738	77,475	309,900
	25 Jan.2010				1,650	3,300	6,600				65,402
	25 Jan.2010								8,300	46.09	67,064
Crane	25 Jan.2010	185,625	371,250	1,485,000
	25 Jan.2010				10,000	20,000	40,000				396,374
	25 Jan.2010								53,000	46.09	428,240
Von Hoene	25 Jan.2010	112,500	225,000	900,000
	25 Jan.2010				6,350	12,700	25,400				251,697
	25 Jan.2010								33,000	46.09	266,640
Pardee	25 Jan.2010	92,950	185,900	743,600
	1 Jun.2010	4,550	9,100	36,400
	25 Jan.2010				4,350	8,700	17,400				172,423
	25 Jan.2010								22,400	46.09	180,992
	1 Jun.2010							8,000			301,200
Pacilio	25 Jan.2010	57,200	114,400	457,600
	1 Jun.2010	14,050	28,100	112,400
	25 Jan.2010				2,050	4,100	8,200				81,257
	1 Jun.2010				323	645	1,290				6,411
	25 Jan.2010								10,500	46.09	84,840
	1 Jun.2010							12,000			451,800
Adams	25 Jan.2010	45,760	91,520	366,080
	25 Jan.2010				2,050	4,100	8,200				81,257
	25 Jan.2010								10,500	46.09	84,840
Bonney	25 Jan.2010	30,600	61,200	244,800
	25 Jan.2010				1,450	2,900	5,800				57,474
	25 Jan.2010								7,400	46.09	59,792
Acevedo	25 Jan.2010	18,900	37,800	151,200
	25 Jan.2010				750	1,500	3,000				29,728
	25 Jan.2010								3,800	46.09	30,704
McLean	25 Jan.2010	112,700	225,400	901,600
	25 Jan.2010				6,350	12,700	25,400				251,697
	25 Jan.2010								33,000	46.09	266,640
Zopp	25 Jan.2010	66,000	132,000	528,000
	25 Jan.2010				4,350	8,700	17,400				172,423
	25 Jan.2010								22,400	46.09	180,992

ComEd

Grants of Plan Based Awards

Name (a)	Grant Date (b)		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (See Note 1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (See Note 2)			All other Stock Awards: Number of Shares or Units (See Note 3) (#) (i)	All Other Options Awards: Number of Securities Under- lying Options (#) (j)	Exercise or base Price of Option Awards. ($) (k)	Grant Date Fair Value of Stock and Option Awards (See Note 4) ($) (l)
			Thres- hold ($) (c)	Plan ($) (d)	Maxi- mum ($) (e)	Thres- hold (#) (f)	Target (#) (g)	Maxi- mum (#) (h)
Clark	25 Jan.2010	CE LTI	$347,500	$695,000	$1,390,000
	25 Jan.2010	AIP	106,313	212,625	850,500
Trpik (1)	25 Jan.2010	CE LTI	106,500	213,000	426,000
	25 Jan.2010	AIP	31,500	63,000	252,000
Pramaggiore	25 Jan.2010	CE LTI	200,000	400,000	800,000
	25 Jan.2010	AIP	67,438	134,875	539,500
O’Neill	25 Jan.2010	AIP	33,750	67,500	270,000
	5 Jul.2010	AIP	7,500	15,000	60,000
	25 Jan.2010					1,650	3,300	6,600				65,402
	5 Jul.2010	CE LTI	52,521	105,041	210,082
	25 Jan.2010									8,300	46.09	67,064
Donnelly	25 Jan.2010	CE LTI	132,500	265,000	530,000
	25 Jan.2010	AIP	48,125	96,250	385,000
Bradford	25 Jan.2010	CE LTI	106,500	213,000	426,000
	5 Jul.2010					1,282	2,564	5,128				7,770
	25 Jan.2010	AIP	41,250	82,500	330,000
	5 Jul.2010	AIP	18,000	36,000	144,000

Notes to Grants of Plan Based Awards Tables

(1)	All NEOs have annual incentive plan target opportunities based on a fixed percentage of their base salary. ComEd NEOs have a long-term incentive plan target based on a cash target (for the ComEd NEOs, the rows labeled “CE LTI” are for the long-term incentive, and the rows labeled “AIP” are for the annual incentive). Under the terms of both incentive plans, threshold performance earns 25% of the respective target, while performance at plan earns 50% of the respective target and the maximum payout is capped at 200% of target. For additional information about the terms of these programs, see Compensation Discussion and Analysis above.
(2)	Non-ComEd NEOs have a long-term performance share target opportunity that is a fixed number of performance shares commensurate with the officer’s position. For additional information about the terms of these programs, see Compensation Discussion and Analysis and the narrative preceding the Summary Compensation Table above.
(3)	This column shows additional restricted share awards made during the year. The vesting dates of the awards are provide in the footnote 2 to the Outstanding Equity Table below.
(4)	This column shows the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the performance share awards, stock options, and restricted stock granted to each NEO during 2010. Fair value of performance share awards granted on January 25, 2010 is based on an estimated payout of 43% of target. Fair value of performance share awards granted on June 1, 2010 is based on an estimated payout of 26.4% of target. Fair value of performance share awards granted on July 5, 2010 is based on an estimated payout of 8% of target.

Exelon, Generation and PECO

Outstanding Equity Awards at Year End

	Options (See Note 1)					Stock (See Note 2)
Name (a)	Number of Securities Underlying Unexercised Options That Are Exercisable (#) (b)	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#) (c)	Option Exercise or Base Price ($) (d)	Option Grant Date (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Yet Vested (#) (g)	Market Value of Share or Units of Stock That Have Not Yet Vested Based on 12/31 Closing Price $41.64 ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($) (j)
Rowe	—	138,000	$46.09	25 Jan. 2010	24 Jan. 2020	79,353	$3,304,259	54,000	$2,248,560
	38,750	116,250	56.51	26 Jan. 2009	25 Jan. 2019
	57,000	57,000	73.29	28 Jan. 2008	27 Jan. 2018
	112,500	37,500	59.96	22 Jan. 2007	21 Jan. 2017
	229,000	—	42.85	24 Jan. 2005	23 Jan. 2015
O’Brien	—	27,000	46.09	25 Jan. 2010	24 Jan. 2020	15,788	$657,412	10,700	$445,548
	7,675	23,025	56.51	26 Jan. 2009	25 Jan. 2019
	11,000	11,000	73.29	28 Jan. 2008	27 Jan. 2018
	14,250	4,750	59.96	22 Jan. 2007	21 Jan. 2017
	20,000	—	58.55	23 Jan. 2006	22 Jan. 2016
	29,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	30,000	—	32.54	26 Jan. 2004	25 Jan. 2014
	30,000	—	24.81	27 Jan. 2003	26 Jan. 2013
Hilzinger	—	13,300	46.09	25 Jan. 2010	24 Jan. 2020	12,629	$525,872	5,200	$216,528
	3,725	11,175	56.51	26 Jan. 2009	25 Jan. 2019
	5,500	5,500	73.29	28 Jan. 2008	27 Jan. 2018
	7,875	2,625	59.96	22 Jan. 2007	21 Jan. 2017
	10,500	—	58.55	23 Jan. 2006	22 Jan. 2016
	14,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	4,500	—	32.54	26 Jan. 2004	25 Jan. 2014
Barnett	—	8,300	46.09	25 Jan. 2010	24 Jan. 2020	4,831	$201,163	3,300	$137,412
	2,350	7,050	56.51	26 Jan. 2009	25 Jan. 2019
	3,350	3,350	73.29	28 Jan. 2008	27 Jan. 2018
	6,375	2,125	59.96	22 Jan. 2007	21 Jan. 2017
	8,500	—	58.55	23 Jan. 2006	22 Jan. 2016
	9,675	—	42.85	24 Jan. 2005	23 Jan. 2015
	3,500	—	32.54	26 Jan. 2004	25 Jan. 2014
Crane	—	53,000	46.09	25 Jan. 2010	24 Jan. 2020	52,999	$2,206,878	20,000	$832,800
	12,250	36,750	56.51	26 Jan. 2009	25 Jan. 2019
	14,000	14,000	73.29	28 Jan. 2008	27 Jan. 2018
	26,250	8,750	59.96	22 Jan. 2007	21 Jan. 2017
	22,500	—	58.55	23 Jan. 2006	22 Jan. 2016
	18,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	13,500	—	32.54	26 Jan. 2004	25 Jan. 2014
Von Hoene	—	33,000	46.09	25 Jan. 2010	24 Jan. 2020	19,167	$798,114	12,700	$528,828
	6,300	18,900	56.51	26 Jan. 2009	25 Jan. 2019
	9,500	9,500	73.29	28 Jan. 2008	27 Jan. 2018
	14,250	4,750	59.96	22 Jan. 2007	21 Jan. 2017
	17,000	—	58.55	23 Jan. 2006	22 Jan. 2016
	14,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	4,500	—	32.54	26 Jan. 2004	25 Jan. 2014

	Options (See Note 1)					Stock (See Note 2)
Name (a)	Number of Securities Underlying Unexercised Options That Are Exercisable (#) (b)	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#) (c)	Option Exercise or Base Price ($) (d)	Option Grant Date (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Yet Vested (#) (g)	Market Value of Share or Units of Stock That Have Not Yet Vested Based on 12/31 Closing Price $41.64 ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($) (j)
Pardee	—	22,400	46.09	25 Jan. 2010	24 Jan. 2020	30,843	$1,284,303	8,700	362,268
	6,300	18,900	56.51	26 Jan. 2009	25 Jan. 2019
	9,500	9,500	73.29	28 Jan. 2008	27 Jan. 2018
	14,250	4,750	59.96	22 Jan. 2007	21 Jan. 2017
	12,750	—	58.55	23 Jan. 2006	22 Jan. 2016
	14,500	—	42.85	24 Jan. 2005	23 Jan. 2015
	10,000	—	32.54	26 Jan. 2004	25 Jan. 2014
Pacilio	—	10,500	46.09	25 Jan. 2010	24 Jan. 2020	26,069	$1,085,513	4,745	197,582
	2,925	8,775	56.51	26 Jan. 2009	25 Jan. 2019
	4,150	4,150	73.29	28 Jan. 2008	27 Jan. 2018
	4,250	2,125	59.96	22 Jan. 2007	21 Jan. 2017
	4,250	—	58.55	23 Jan. 2006	22 Jan. 2016
	3,500	—	42.85	24 Jan. 2005	23 Jan. 2015
Adams	—	10,500	46.09	25 Jan. 2010	24 Jan. 2020	10,069	$419,273	4,100	170,724
	2,925	8,775	56.51	26 Jan. 2009	25 Jan. 2019
	4,150	4,150	73.29	28 Jan. 2008	27 Jan. 2018
	6,375	2,125	59.96	22 Jan. 2007	21 Jan. 2017
	8,500	—	58.55	23 Jan. 2006	22 Jan. 2016
	7,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	4,500	—	32.54	26 Jan. 2004	25 Jan. 2014
Bonney	—	7,400	46.09	25 Jan. 2010	24 Jan. 2020	4,242	$176,637	2,900	120,756
	2,075	6,225	56.51	26 Jan. 2009	25 Jan. 2019
	3,000	3,000	73.29	28 Jan. 2008	27 Jan. 2018
	5,775	1,925	59.96	22 Jan. 2007	21 Jan. 2017
	7,800	—	58.55	23 Jan. 2006	22 Jan. 2016
	6,900	—	42.85	24 Jan. 2005	23 Jan. 2015
	4,500	—	32.54	26 Jan. 2004	25 Jan. 2014
Acevedo	—	3,800	46.09	25 Jan. 2010	24 Jan. 2020	1,408	$58,629	1,500	62,460
	6,700	—	58.55	23 Jan. 2006	22 Jan. 2016
	4,100	—	42.85	24 Jan. 2005	23 Jan. 2015
	2,000	—	32.54	26 Jan. 2004	25 Jan. 2014
McLean	33,000	—	46.09	25 Jan. 2010	1 Sep. 2015	—	$—	12,700	528,828
	37,200	—	56.51	26 Jan. 2009	1 Sep. 2015
	28,000	—	73.29	28 Jan. 2008	1 Sep. 2015
	35,000	—	59.96	22 Jan. 2007	1 Sep. 2015
	35,000	—	58.55	23 Jan. 2006	1 Sep. 2015
	56,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	80,000	—	32.54	26 Jan. 2004	25 Jan. 2014
	72,000	—	24.81	27 Jan. 2003	26 Jan. 2013
	9,288	—	24.84	25 Feb. 2002	24 Feb. 2012
	90,000	—	23.46	28 Jan. 2002	27 Jan. 2012
Zopp	—	—				—	$—	8,700	362,268

ComEd

Outstanding Equity Awards at Year End

	Options (See Note 1)					Stock (See Note 2)
Name (a)	Number of Securities Underlying Unexercised Options That Are Exercisable (#) (b)	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#) (c)	Option Exercise or Base Price ($) (d)	Option Grant Date (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Yet Vested (#) (g)	Market Value of Share or Units of Stock That Have Not Yet Vested Based on 12/31 Closing Price $41.68 ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($) (j)
Clark	30,000	—	$58.55	23 Jan. 2006	22 Jan. 2016	—	$—	—	—
	36,000	—	42.85	24 Jan. 2005	23 Jan. 2015
Trpik	1,075	3,225	56.51	26 Jan. 2009	25 Jan. 2019	4,685	$195,083	—	—
	1,700	1,700	73.29	28 Jan. 2008	27 Jan. 2018
	3,000	1,000	59.96	22 Jan. 2007	21 Jan. 2017
	3,063	—	58.55	23 Jan. 2006	22 Jan. 2016
	3,262	—	42.85	24 Jan. 2005	23 Jan. 2015
	1,625	—	32.54	26 Jan. 2004	25 Jan. 2014
Pramaggiore	5,300	—	58.55	23 Jan. 2006	22 Jan. 2016	4,000	$166,560	—	—
	10,150	—	42.85	24 Jan. 2005	23 Jan. 2015
	11,400	—	32.54	26 Jan. 2004	25 Jan. 2014
O’Neill	—	8,300	46.09	25 Jan. 2010	24 Jan. 2020	7,990	$332,704	3,300	137,412
	2,075	6,225	56.51	26 Jan. 2009	25 Jan. 2019
	3,000	3,000	73.29	28 Jan. 2008	27 Jan. 2018
	5,775	1,925	59.96	22 Jan. 2007	21 Jan. 2017
	6,500	—	58.55	23 Jan. 2006	22 Jan. 2016
	7,250	—	42.85	24 Jan. 2005	23 Jan. 2015
	10,000	—	32.54	26 Jan. 2004	25 Jan. 2014
	4,000	—	24.81	27 Jan. 2003	26 Jan. 2013
Donnelly	6,375	2,125	59.96	22 Jan. 2007	21 Jan. 2017	4,000	$166,560	—	—
	6,500	—	58.55	23 Jan. 2006	22 Jan. 2016
	10,000	—	42.85	24 Jan. 2005	23 Jan. 2015
	13,000	—	32.54	26 Jan. 2004	25 Jan. 2014
	13,800	—	24.81	27 Jan. 2003	26 Jan. 2013
	10,000	—	23.46	28 Jan. 2002	27 Jan. 2012
Bradford	5,300	—	58.55	23 Jan. 2006	22 Jan. 2016	4,000	166,560	2,564	106,765
	6,188	—	42.85	24 Jan. 2005	23 Jan. 2015
	2,850	—	32.54	26 Jan. 2004	25 Jan. 2014

Notes to Outstanding Equity Tables

(1)	Non-qualified stock options are granted to NEOs pursuant to the company’s long-term incentive plans. Grants made prior to 2003 vested in three equal increments, beginning on the first anniversary of the grant date. Grants made in 2003 and thereafter vest in four equal increments, beginning on the first anniversary of the grant date. All grants expire on the tenth anniversary of the grant date. For all data above, the number of shares and exercise prices have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
(2)	The amount shown includes the unvested portion of performance share awards earned with respect to the three-year performance periods ending December 31, 2009 and December 31, 2008, and any unvested restricted stock unit awards as shown in the following table. The amount of shares shown in column (i) represents the target number of performance shares available to each NEO for the performance period ending December 31, 2010. Shares are valued at $41.64 closing price on December 31, 2010.

Unvested Restricted Stock or Restricted Stock Units

Name	Grant Date	Number of Restricted Shares	Vesting Dates
Hilzinger	01 Aug. 2008	5,000	01 Aug. 2013
Crane	03 Sep. 2007	15,000	03 Sep. 2011
	01 Aug. 2008	15,000	01 Aug. 2013
Von Hoene	01 Aug. 2008	5,000	01 Aug. 2013
Pardee	01 Jun. 2010	8,000	01 Jun. 2013
	01 Aug. 2008	10,000	01 Aug. 2013
Pacilio	01 Aug. 2008	8,000	01 Aug. 2013
	01 Jun. 2010	12,000	01 Jun. 2015
Adams	01 Aug. 2008	4,000	01 Aug. 2013
Acevedo	28 Jan. 2008	227	24 Jan. 2011
	26 Jan. 2009	586	24 Jan. 2011, 23 Jan. 2012
Trpik	01 May 2007	3,000	01 May 2011
Pramaggiore	03 Sep. 2007	4,000	03 Sep. 2012
O’Neill	01 Jul. 2008	3,500	01 Jul. 2012
Donnelly	03 Sep. 2007	4,000	03 Sep. 2012
Bradford	03 Sep. 2007	4,000	03 Sep. 2012

Exelon, Generation and PECO

Option Exercises and Stock Vested

	Option Awards		Stock Awards (See Note 1)
Name (a)	Number of Shares Acquired on Exercise (b) (#)	Value Realized on Exercise (c) ($)	Number of Shares Acquired on Vesting (d) (#)	Value Realized on Vesting (e) ($)
Rowe	—	$—	98,898	$4,558,201
O’Brien (Note 2)	17,000	379,334	17,091	787,704
Hilzinger	—	—	8,681	400,098
Barnett (Note 3)	—	—	10,060	456,438
Crane	—	—	25,770	1,187,719
Von Hoene	—	—	15,624	720,100
Pardee (Note 4)	—	—	22,993	1,082,001
Pacilio	—	—	6,927	319,263
Adams	—	—	6,927	319,263
Bonney	—	—	5,310	244,719
Acevedo (Note 5)	—	—	1,032	47,557
McLean (Note 2)	33,600	448,006	23,606	1,087,991
Zopp	—	—	24,359	1,037,491

ComEd

Option Exercises and Stock Vested

	Option Awards		Stock Awards (See Note 1)
Name (a)	Number of Shares Acquired on Exercise (b) (#)	Value Realized on Exercise (c) ($)	Number of Shares Acquired on Vesting (d) (#)	Value Realized on Vesting (e) ($)
Clark	—	—	—	—
Trpik	—	—	2,480	114,284
Pramaggiore (Note 6)	—	—	5,000	197,650
O’Neill	—	—	5,428	250,158
Donnelly (Note 7)	7,000	87,646	6,650	299,241
Bradford	—	—	—	—

Notes to Option Exercises and Stock Vested Table

(1)	Share amounts are generally composed of performance shares that vested on January 25, 2010, which included 1/3 of the grant made with respect to the three-year performance period ending December 31, 2009; 1/3 of the grant made with respect to the three-year performance period ending December 31, 2008, and 1/3 of the grant made with respect to the three-year performance period ending December 31, 2007. Shares were valued at $46.09 upon vesting.
(2)	Mr. O’Brien and Mr. McLean (prior to his separation from Exelon) each exercised options pursuant to Rule 10b5-1 trading plans that were entered into when each was unaware of any material information regarding Exelon that had not been publicly disclosed. The formula for the exercise and sale dates, number of options, and sale price was set at the time the trading plans were established.
(3)	For Mr. Barnett, the shares received upon vesting includes 4,000 restricted shares that vested on April 1, 2010 and were valued at $44.28.
(4)	For Mr. Pardee, the shares received upon vesting includes 8,000 restricted shares that vested on January 1, 2010 and were valued at $48.87.
(5)	For Mr. Acevedo, the shares received upon vesting includes 748 shares from the Key Manager Restricted Stock Unit Program that vested on January 25, 2010 that were valued at $46.09.
(6)	For Ms. Pramaggiore, the shares received upon vesting includes 5,000 restricted shares that vested on November 28, 2010 and were valued at $39.53.
(7)	For Mr. Donnelly, the shares received upon vesting includes 4,000 restricted shares that vested on April 1, 2010 and were valued at $44.28.

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

The “normal retirement age” under both the SAS and the SAP is 65. Each of these plans also offers an early retirement benefit prior to age 65, which is payable if a participant retires after attainment of age 50 and completion of ten years of service. The annual pension payable under each plan is determined as of the early retirement date, reduced by 2% for each year of payment before age 60 to age 58, then 3% for each year before age 58 to age 50. In addition, under the SAS, the early retirement benefit is supplemented by a temporary payment equal to 80% of the participant’s estimated monthly Social Security benefit. The supplemental benefit is partially offset by a reduction in the regular annuity benefit.

Under the cash balance pension plan, a notional account is established for each participant, and the account balance grows as a result of annual benefit credits and annual investment credits. (Employees who participated in the SAS or the SAP prior to January 1, 2001 and elected to transfer to the cash balance plan also have a frozen transferred benefit from the former plan, and received a “transition” credit based on their age, service and compensation at the time of transfer.) Beginning January 1, 2008, the annual benefit credit under the plan is 7.00% of base pay and annual incentive award (subject to applicable Internal Revenue Code limit). For the portion of the account balance accrued beginning January 1, 2008, the annual investment credit is the third segment rate of interest on long-term investment grade corporate bonds, as provided for in Internal Revenue Code Section 430(h)(2)(C)(iii). The Segment Rate will be determined as of November of the year for which the cash balance account receives the investment credit. For the portion of the benefit accrued before January 1, 2008, pending Internal Revenue Service guidance, the annual investment credit is the greater of 4%, or the average for the year of the S&P 500 Index and the applicable interest rate specified in Section 417(e) of the Internal Revenue Code that is used to determine lump sum payments (the interest rate is determined in November of each year). Benefits are vested after three years of service, and are payable in an annuity or a lump sum at any time following termination of employment. Apart from the benefit credits and vesting requirement, and as described above, years of service are not relevant to a determination of accrued benefits under the cash balance pension plans.

The Internal Revenue Code limits to $245,000 the individual annual compensation that may be taken into account under the tax-qualified retirement plan. As permitted by Employee Retirement Income Security Act, Exelon sponsors two supplemental executive retirement plans (or “SERPs”) that allow the payment to a select group of management or highly-compensated individuals out of its general assets of any benefits calculated under provisions of the applicable qualified pension plan which may be above these limits. The SERPs offers a lump sum as an optional form of payment, which includes the value of the marital annuity, death benefits and other early retirement subsidies at a designated interest rate. The interest rate applicable for distributions to participants in the SAS in 2010 is 4.49% and for participants in the SAP in 2010 is 2.5%. For participants in the cash balance pension plan, the lump sum is the value of the non-qualified account balance. The value of the lump sum amounts do not include the value of any pension benefits covered under the qualified pension plans, and the methods and assumptions used to determine the non-qualified lump sum amount are different than the assumptions used to generate the present values shown in the tables of benefits to be received upon retirement, termination due to death or disability, involuntary separation not related to a change in control, or upon a qualifying termination following a change in control which appear later in this document.

Under the terms of the SERPs, participants are provided the amount of benefits they would have received under the SAS, SAP or cash balance plan, as applicable, but for the application of the Internal Revenue Code limits. In addition, certain executives previously received grants of additional credited service under a SERP. In particular, Mr. Crane received an additional ten years of credited service through December 31, 2010 as part of his employment offer that provides one additional year of service credit for each year of employment to a maximum of 10 additional years. Pursuant to his employment agreement first entered into when he joined the Company in 1998, Mr. Rowe is entitled to receive a SERP benefit that, when added to SAS benefit, will be determined as though he had earned 20 years of service on March 16, 1998 and one additional year of service on each anniversary of that date occurring prior to his termination of employment. A portion of Mr. Rowe’s benefit may be forfeited upon a termination for “cause” (see below under Potential Payments upon Termination or Change in Control—Employment Agreement with Mr. Rowe).

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

The amount of the change in the pension value for each of the named executive officers is the amount included in the Summary Compensation Table above in the column headed “Change in Pension Value & Nonqualified Deferred Compensation Earnings.” The present value of each NEO’s accumulated pension benefit is shown in the following tables. The assumptions used in estimating the present values include the following: for Service Annuity System participants, pension benefits are assumed to begin at each participant’s earliest unreduced retirement age; and for cash balance plan participants, pension benefits are assumed to begin at the earliest unreduced age. The applicable discount rates are 5.83% as of December 31, 2009 and 5.26% as of December 31, 2010. The lump sum rate amounts are determined using the rate of 5% for SAS participants and 4.0% for SAP participants, both at the assumed retirement age, and the account balance for cash balance pension plan participants. The applicable mortality table as of December 31, 2009 is the IRS-required mortality table for 2010 funding valuation. The applicable table as of December 31, 2010 is the IRS required mortality table for 2011 funding valuation.

Exelon, Generation and PECO

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Rowe (Note 1)	SAS	12.80	557,484	—
	SERP	32.80	19,362,602	—
O’Brien	Cash Balance	28.51	811,480	—
	SERP	28.51	771,277	—
Hilzinger	Cash Balance	8.72	168,316	—
	SERP	8.72	258,683	—
Barnett	Cash Balance	7.68	143,269	—
	SERP	7.68	137,118	—
Crane	SAS	12.26	432,606	—
	SERP	22.26	4,305,794	—
Von Hoene	Cash Balance	8.93	168,316	—
	SERP	8.93	349,921	—
Pardee	SAS	10.84	344,285	—
	SERP	10.84	1,016,070	—
Pacilio	SAS	28.53	934,657	—
	SERP	28.53	1,808,643	—
Adams	Cash Balance	21.38	798,716	—
	SERP	21.38	574,612	—
Bonney	SAP	21.00	719,706	—
	SERP	21.00	727,402	—
Acevedo	Cash Balance	8.17	146,657	—
	SERP	8.17	22,387	—
McLean	Cash Balance	8.00	145,159	—
	SERP	8.00	558,710	—
Zopp	Cash Balance	4.38	88,144	—
	SERP	4.38	213,969	—

ComEd

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Clark	SAS	40.00	1,884,324	—
	SERP	40.00	5,652,057	—
Trpik	Cash Balance	9.60	187,537	—
	SERP	9.60	84,154	—
Pramaggiore	Cash Balance	12.93	317,140	—
	SERP	12.93	156,873	—
O’Neill	Cash Balance	9.36	188,372	—
	SERP	9.36	122,072	—
Donnelly	Cash Balance	27.53	697,662	—
	SERP	27.53	206,662	—
Bradford	Cash Balance	7.76	145,159	—
	SERP	7.76	136,947	—

(1)	Based on discount rates prescribed by the SEC executive compensation disclosure rules, the present value of Mr. Rowe’s SERP benefit is $19,362,602. Based on lump sum plan rates for immediate distributions, the comparable lump sum amount applicable for service through December 31, 2010 is $22,329,736. Note that, in any event, payments made upon termination may be delayed for six months in accordance with U.S. Treasury Department guidance.

Deferred Compensation Programs

Exelon offers deferred compensation plans to permit the deferral of certain cash compensation to facilitate tax and retirement planning and satisfaction of stock ownership requirements for executives and key managers. Exelon maintains non-qualified deferred compensation plans that are open to certain highly-compensated employees, including the NEOs.

The Deferred Compensation Plan is a non-qualified plan that permits executives and key managers to defer receipt of base compensation and the company to credit related matching contributions that would have been contributed to the Exelon Corporation Employee Savings Plan (the company’s tax-qualified 401(k) plan) but for the applicable limits under the Internal Revenue Code. The Deferred Compensation Plan permits participants to defer taxation of a portion of their income. It benefits the company by deferring the payment of a portion of its compensation expense, thus preserving cash.

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

The following tables show the amounts that NEOs have accumulated under both the Deferred Compensation Plan and the Stock Deferral Plan. Both plans were closed to new deferrals of base pay (other than excess Employee Savings Plan deferrals), annual incentive payments or performance shares awards in 2007, and participants were granted a one-time election to receive a distribution of their accumulated balance in each plan during 2007. Existing balances will continue to accrue dividends or other earnings until payout upon termination. Balances in the Deferred Compensation Plan will be settled in cash upon the termination event selected by the officer and will be distributed either in a lump sum, or in annual installments. Share balances in the Stock Deferral Plan continue to earn the same dividends that are available to all shareholders, which are reinvested as additional shares in the plan. Balances in the plan are distributed in shares of Exelon stock in a lump sum or installments upon termination of employment.

The Deferred Compensation Plan continues in effect, without change, for those officers who participate in the 401(k) savings plan and who reach their statutory contribution limit during the year. After this limit is reached, their elected payroll contributions and company matching contribution will be credited to their account in the Deferred Compensation Plan. The investment options under the Deferred Compensation Plan consist of a basket of mutual funds benchmarks that mirror those funds available to all employees through the 401(k) plan, with the exception of one benchmark fund that offers a fixed percentage return over a specified market return. Deferred amounts represent unfunded unsecured obligations of the company.

Exelon, Generation and PECO

Nonqualified Deferred Compensation

Name (a)	Executive Contributions in 2010 (b) Note (1)	Registrant Contributions in 2010 (c) Note (2)	Aggregate Earnings in 2010 (d) Note (3)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at 12/31/10 (f) Note (4)
Rowe	$61,500	$36,900	$36,075	—	$471,705
O’Brien (5)	14,550	8,730	99,204	—	1,452,681
Hilzinger	10,050	6,030	2,075	—	65,409
Barnett	29,985	5,833	12,259	—	159,765
Crane	66,000	19,610	734	—	322,869
Von Hoene	17,750	10,650	(1,674)	—	108,111
Pardee	42,358	10,070	576	—	206,712
Pacilio	28,595	7,125	500	—	131,525
McLean (5)	10,290	6,174	(27,921)	—	409,765
Zopp	16,331	4,772	179	—	133,911

ComEd

Nonqualified Deferred Compensation

Name (a)	Executive Contributions in 2010 (b) Note (1)	Registrant Contributions in 2010 (c) Note (2)	Aggregate Earnings in 2010 (d) Note (3)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at 12/31/10 (f) Note (4)
Clark	$40,200	$11,776	(12,785)	—	$177,939
Trpik	2,100	1,050	184	—	8,294
O’Neill (5)	46,500	6,819	26,150	—	491,305
Donnelly (5)	32,500	6,865	(1,328)	—	160,147
Bradford	7,050	3,525	27,254	—	351,564

(1)	The full amount shown for executive contributions is included in the base salary figures for each NEO shown above in the Summary Compensation Table.
(2)	The full amount shown under registrant contributions is included in the company contributions to savings plans for each NEO shown above in the All Other Compensation Table.
(3)	The amount shown under aggregate earnings reflects the NEO’s gain or loss based upon the individual allocation of their notional account balance into the basket of mutual fund benchmarks. These gains or losses do not represent current income to the NEO and have not been included in any of the compensation tables shown above.
(4)	For all NEOs the aggregate balance (Column F) shown above includes those amounts, both executive contributions and registrant contributions, that have been disclosed either as base salary as described in Note 1 or as company contributions under all other compensation as described in Note 2 for the current fiscal year. Messrs. Adams, Bonney, Acevedo, and Ms. Pramaggiore do not participate in the plan.
In 2007, all participants in the deferred compensation plan were eligible to receive a distribution of their entire account balance in the plan accumulated through December 31, 2006. Messrs. Rowe, Hilzinger, Barnett, Crane, Pardee, Clark, Trpik and Donnelly elected to receive this distribution. Since receiving a distribution of their entire accumulated balance in 2007, all executive contributions which are included in the aggregate balance at fiscal year end have been included in base salary in the Summary Compensation Table for each year, and all registrant contributions that are included in the aggregate balance at fiscal year end have been included in all other compensation in the Summary Compensation Table for each year for each of these NEOs.
For Messrs. O’Brien and McLean, who did not elect to receive the distribution of their accumulated plan balance in 2007, the following amounts consisting of both executive contributions and registrant contributions have been included in the Summary Compensation Table either as either base salary or all other compensation for prior years where these individuals have been included as NEOs: $875,884 and $275,281 respectively.
Messrs. Von Hoene, Pacilio, O’Neill, Bradford and Ms. Zopp are included as NEOs for the first time and no other executive contributions or registrant contributions except for the current fiscal year have been disclosed in the Summary Compensation Table.
(5)	For Mssrs. O’Brien, McLean, O’Neill and Donnelly, the amounts shown in column (d) and column (f) also include the aggregate earnings and aggregate balance respectively of their Stock Deferral Plan accounts.

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

In the event Mr. Rowe’s employment terminates for cause, all outstanding stock options (whether vested or non-vested), non-vested performance shares and restricted stock will be forfeited. Upon a termination for cause on or before March 16, 2010 (the retirement date specified under a prior version of his employment agreement), the portion of the SERP benefit that accrued after March 16, 2006 (the retirement date specified under his original employment agreement) also would be forfeited.

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

Mr. Rowe is subject to confidentiality restrictions and to non-competition, non-solicitation and non-disparagement restrictions continuing in effect for two years following his termination of employment, and is required to sign a general release to receive severance payments. If the payments or benefits payable to Mr. Rowe would be subject to excise taxes imposed under Section 4999 of the Internal Revenue Code on excess parachute payments or under similar state or local law, such payments and benefits shall be reduced or eliminated to the extent necessary to avoid such excise taxes unless doing so would leave Mr. Rowe with less after-tax payments and benefits than paying such amounts and the applicable excise taxes. Any payment to Mr. Rowe upon a termination of employment is subject to a six-month delay to the extent required under Section 409A of the Internal Revenue Code, and his agreement will be otherwise interpreted and construed to comply with Section 409A.

Change in control employment agreements and severance plan covering other named executives

Exelon’s change in control and severance benefits policies were initially adopted in January 2001 and harmonized the policies of Exelon’s predecessor companies. In adopting the policies, the compensation committee considered the advice of a consultant who advised that the levels were consistent with competitive practice and reasonable. The Exelon benefits include multiples of change in control benefits ranging from two times base salary and annual bonus for corporate and subsidiary vice presidents to 2.99 times base salary and annual bonus for the executive committee and select senior vice presidents other than the CEO. In 2003, the compensation committee reviewed the terms of the Senior Management Severance Plan and revised it to reduce the situations when an executive could terminate and claim severance benefits for “good reason”, clarified the definition of “cause”, and reduced non-change in control benefits for executives with less than two years of service. In December 2004, the compensation committee’s consultant presented a report on competitive practice on executive severance. The competitive practices described in the report were generally comparable to the benefits provided under Exelon’s severance policies. In discussing the compensation consultant’s December 2007 annual report to the committee on compensation trends, the consultant commented that Exelon’s change in control and severance policies were conservative, citing the use of double triggers, and that they remained competitive. In April 2009 the compensation committee adopted a policy that Exelon would not include excise tax gross-up payment provisions in senior executive employment, change in control, or severance plans, programs or agreements that are entered into, adopted or materially amended on or after April 2, 2009 (other than renewals of existing arrangements that are not materially amended or arrangements assumed pursuant to a corporate transaction).

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

Benefits under the change in control employment agreements and the Senior Management Severance Plan are subject to termination upon an executive’s violation of his or her restrictive covenants, and incentive payments under the agreements and the plan may be subject to the recoupment policy adopted by the Compensation Committee of the Board of Directors.

Estimated Value of Benefits to be Received Upon Retirement

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they retired as of December 31, 2010. These payments and benefits are in addition to the present value of the accumulated benefits from each NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in the tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

Name	Cash Payment ($) Note (1)	Value of Unvested Equity Awards ($) Note (2)	Perquisites and Other Benefits ($) Note (4)	Total Value of All Payments and Benefits ($) Note (5)
Rowe	$2,474,000	$3,080,000	$1,500,000	$7,054,000
O’Brien	632,000	613,000	—	1,245,000
Hilzinger	—	—	—	—
Barnett	—	—	—	—
Crane	1,132,000	895,000	—	2,027,000
Von Hoene	—	—	—	—
Pardee	486,000	499,000	—	985,000
Pacilio	385,000	236,000	—	621,000
Adams	294,000	236,000	—	530,000
Bonney	196,000	165,000	—	361,000
Acevedo	—	—	—	—

ComEd

Name	Cash Payment ($) Note (1)	Value of Unvested Equity Awards ($) Note (2)	Value of ComEd Cash Based LTIP Awards ($) Note (3)	Perquisites and Other Benefits ($) Note (4)	Total Value of All Payments and Benefits ($) Note (5)
Clark	$477,000	$—	$1,209,000	$—	$1,686,000
Trpik	—	—	—	—	—
Pramaggiore	302,000	—	550,000	—	852,000
O’Neill	—	—	—	—	—
Donnelly	—	—	—	—	—
Bradford	—	—	—	—	—

(1)	Under the terms of the 2010 AIP, a pro-rated actual incentive award is payable upon retirement assuming an Individual Performance Multiplier (IPM) of 100% and based on the number of days worked during the year of retirement. Pursuant to Section 7.4(a) of his employment agreement, Mr. Rowe is entitled to a pro-rata portion of the lesser of his (i) actual annual incentive in the year of retirement (determined before the application of negative discretion by the board of directors) or (ii) Formula Annual Incentive, based on days worked during the year of retirement. His Formula Annual Incentive is defined as the greater of the (i) target annual incentive for the year of termination, (ii) the actual annual incentive paid for the latest calendar year ended on or before the termination, and (iii) the average annual incentive paid for the three years prior to the year of termination. Incentive calculations assume an IPM of 100% for the termination year.
(2)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination due to retirement, and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock or restricted stock units that may vest upon retirement. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2010, which was $41.64 and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. If an NEO has attained age 50 with 10 or more years of service (or deemed service), his or her unvested stock options will vest upon termination of employment because he or she has satisfied the definition of retirement under the LTIP. For all performance share units and restricted shares or restricted share units, the value is based on the December 31, 2010 closing price of Exelon stock.
(3)	The value of cash based LTIP awards includes the value of earned and unvested award amounts and unearned award amounts. Pursuant to the ComEd LTIP, participants receive a pro-rated incentive award based on actual results for the year of termination, if termination occurs due to retirement. The SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year.

(4)	Represents the estimated value of (i) five years of office and secretarial services (at an assumed cost of $300,000/yr), which is to be provided pursuant to Section 7.7 of Mr. Rowe’s employment agreement.
(5)	The estimate of total payments and benefits is based on a December 31, 2010 retirement date.

Estimated Value of Benefits to be Received Upon Termination due to Death or Disability

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming their employment is terminated due to death or disability as of December 31, 2010. These payments and benefits are in addition to the present value of the accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

Name	Cash Payment ($) Note (1)	Value of Unvested Equity Awards ($) Note (2)	Perquisites and Other Benefits ($)	Total Value of All Payments and Benefits ($) Note (4)
Rowe	$2,474,000	$3,080,000	$—	$5,554,000
O’Brien	632,000	613,000	—	1,245,000
Hilzinger	379,000	504,000	—	883,000
Barnett	249,000	187,000	—	436,000
Crane	1,132,000	2,144,000	—	3,276,000
Von Hoene	686,000	759,000	—	1,445,000
Pardee	486,000	1,249,000	—	1,735,000
Pacilio	385,000	1,069,000	—	1,454,000
Adams	294,000	403,000	—	697,000
Bonney	196,000	165,000	—	361,000
Acevedo	107,000	55,000	—	162,000

ComEd

Name	Cash Payment ($) Note (1)	Value of Unvested Equity Awards ($) Note (2)	Value of ComEd Cash Based LTIP Awards ($) Note (3)	Perquisites and Other Benefits ($)	Total Value of All Payments and Benefits ($) Note (4)
Clark	$477,000	$—	$1,209,000	$—	$1,686,000
Trpik	141,000	190,000	88,000	—	419,000
Pramaggiore	302,000	167,000	550,000	—	1,019,000
O’Neill	185,000	320,000	—	—	505,000
Donnelly	216,000	167,000	433,000	—	816,000
Bradford	336,000	167,000	371,000	—	874,000

(1)	Officers receive a pro-rated annual incentive award assuming an IPM of 100% and based on the number of days worked during the year of termination due to death or disability. Mr. Rowe would generally be entitled to a pro-rated portion of the lesser of his Formula Annual Incentive as specified by his employment agreement or the annual incentive for the year of termination (determined before application of negative discretion by the board of directors). Upon disability, Messrs. Crane and Pardee would be eligible for an additional pension benefit of $5,653 and $5,059, respectively, per month for the remainder of their lives commencing upon exhaustion of their LTD benefits.

(2)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination due to death or disability, and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock or restricted stock units that may vest upon death or disability. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2010, which was $41.64, and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. Under the terms of the LTIP, if an optionee terminates employment due to death or disability, all options vest upon termination. For all performance share units and restricted shares or restricted share units, the value is based on the December 31, 2010 closing price of Exelon stock.
(3)	The value of cash based LTIP awards includes the value of earned and unvested award amounts and unearned award amounts. Pursuant to the ComEd LTIP, participants receive a pro-rated incentive award based on actual results for the year of termination, if termination occurs due to death or disability. The SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year.
(4)	The estimate of total payments and benefits is based on a December 31, 2010 termination date due to death or disability.

Estimated Value of Benefits to be Received Upon Involuntary Separation Not Related to a Change in Control

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they were terminated as of December 31, 2010 under the terms of the Amended and Restated Senior Management Severance Plan. These payments and benefits are in addition to the present value of the accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in the tables within the Nonqualified Deferred Compensation section.

Exelon, Generation and PECO

Name	Cash Payment ($) Note (1)	Retirement Benefit Enhance- ment ($) Note (2)	Value of Unvested Equity Awards ($) Note (3)	Health and Welfare Benefit Continuation ($) Note (5)	Perquisites and Other Benefits ($) Note (6)	Total Value of All Payments and Benefits ($) Note (7)
Rowe	$6,423,000	$1,595,000	$3,080,000	$148,000	$1,500,000	$12,746,000
O’Brien	2,508,000	133,000	613,000	40,000	40,000	3,334,000
Hilzinger	1,449,000	78,000	396,000	25,000	40,000	1,988,000
Barnett	830,000	41,000	187,000	17,000	40,000	1,115,000
Crane	4,267,000	2,052,000	1,716,000	50,000	40,000	8,125,000
Von Hoene	2,786,000	147,000	651,000	37,000	40,000	3,661,000
Pardee	2,466,000	772,000	765,000	25,000	40,000	4,068,000
Pacilio	1,905,000	818,000	455,000	34,000	40,000	3,252,000
Adams	1,326,000	72,000	317,000	26,000	40,000	1,781,000
Bonney	732,000	268,000	165,000	16,000	40,000	1,221,000
Acevedo	472,000	26,000	24,000	15,000	40,000	577,000

ComEd

Name	Cash Payment ($) Note (1)	Retirement Benefit Enhance- ment ($) Note (2)	Value of Unvested Equity Awards ($) Note (3)	Value of ComEd Cash Based LTIP Awards ($) Note (4)	Health and Welfare Benefit Continuation ($) Note (5)	Perquisites and Other Benefits ($) Note (6)	Total Value of All Payments and Benefits ($) Note (7)
Clark	$2,462,000	$161,000	$—	$1,209,000	$29,000	$40,000	$3,901,000
Trpik	649,000	36,000	180,000	88,000	12,000	40,000	1,005,000
Pramaggiore	1,672,000	96,000	111,000	550,000	33,000	40,000	2,502,000
O’Neill	804,000	43,000	265,000	—	18,000	40,000	1,170,000
Donnelly	894,000	47,000	111,000	433,000	20,000	40,000	1,545,000
Bradford	1,284,000	66,000	111,000	371,000	24,000	40,000	1,896,000

(1)	The cash payment is composed of payment equal to a specified multiple of the NEO’s base salary plus a pro-rated annual incentive award assuming an IPM of 100% and based on the number of days worked in the year of termination. Other than Mr. Rowe, the executives are participants in the Senior Management Severance Plan (“SMSP”) and severance benefits are determined pursuant to Section 4 of the Severance Plan. Pursuant to Section 7.3(a) of his employment agreement, Mr. Rowe is entitled to a pro-rata portion of the lesser of his (i) actual annual incentive in the year of termination (determined before the application of negative discretion by the board of directors) or (ii) Formula Annual Incentive, based on days worked during the year of termination. Incentive calculations assume an IPM of 100% for the termination year. For all other officers except Messrs. Rowe, Hilzinger, Barnett, Bonney, Acevedo, Trpik, O’Neill, Donnelly and Bradford, the multiple used for base salary and annual incentive is 2. For Messrs. Barnett, Bonney, Acevedo, Trpik, O’Neill and Donnelly the multiple is 1.25 and for Messrs. Hilzinger and Bradford the multiple is 1.5. For Mr. Rowe, the severance benefit is equal to 1.0 times the sum of his (i) current base salary and (ii) Formula Annual Incentive
(2)	The retirement benefit enhancement consists of a one-time lump sum payment based on the actuarial present value of a benefit under the non-qualified pension plan assuming that the severance pay period was taken into account for purposes of vesting, and the severance pay constituted covered compensation for purposes of the non-qualified pension plan.
(3)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned, but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination, if termination occurs due to involuntary separation (other than for cause), and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any), the value of any unvested restricted stock that may vest upon involuntary separation not related to a change in control. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2010, which was $41.64, and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. If an NEO has attained age 50 with 10 or more years of service (or certain deemed service), his or her unvested stock options will vest upon termination of employment because he or she has satisfied the definition of retirement under the LTIP. For all performance shares or restricted shares, the value is based on the December 31, 2010 closing price of Exelon stock.
(4)	The value of cash based LTIP awards includes the value of earned and unvested award amounts and unearned award amounts. Pursuant to the ComEd LTIP, participants receive a pro-rated incentive award based on actual results for the year of termination, if termination occurs due to involuntary separation (other than for cause). The SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year.
(5)	Estimated costs of heath care, life insurance, and long-term disability coverage which continue during the severance period.
(6)	Estimated costs of outplacement services for 12 months for all NEOs except Mr. Rowe. Pursuant to Section 7.7 of Mr. Rowe’s employment agreement, he would receive five years of office and secretarial services (at an assumed cost of $300,000/yr).
(7)	The estimate of total payments and benefits is based on a December 31, 2010 termination date.

Estimated Value of Benefits to be Received Upon a Qualifying Termination following a Change in Control

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they were terminated upon a qualifying change in control as of December 31, 2010. The company has entered into Change in Control agreements with Messrs. Clark, Crane, McLean, O’Brien and Pardee. These payments and benefits are in addition to the present value of accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in tables within the Nonqualified Deferred Compensation section. Mr. Rowe’s employment agreement includes change in control provisions similar to those for the other NEOs. See Potential Payments upon Termination or Change in Control—Employment Agreement with Mr. Rowe for additional information.

Exelon, Generation and PECO

Name	Cash Payment ($) Note (1)	Retirement Benefit Enhance- ment ($) Note (2)	Value of Unvested Equity Awards ($) Note (3)	Health and Welfare Benefit Continuation ($) Note (5)	Perquisites and Other Benefits ($) Note (6)	Modified Gross-up Payment / Scaleback Note (7)	Total Value of All Payments and Benefits ($) Note (8)
Rowe	$6,423,000	$2,242,000	$3,080,000	$148,000	$1,540,000	Not Required	$13,433,000
O’Brien	3,273,000	134,000	613,000	59,000	40,000	Not Required	4,119,000
Hilzinger	1,864,000	104,000	504,000	33,000	40,000	Not Required	2,545,000
Barnett	1,179,000	65,000	187,000	28,000	40,000	Not Required	1,499,000
Crane	5,430,000	2,848,000	2,144,000	75,000	40,000	Not Required	10,537,000
Von Hoene	3,590,000	220,000	759,000	55,000	40,000	Not Required	4,664,000
Pardee	3,438,000	1,177,000	1,249,000	37,000	40,000	Not Required	5,941,000
Pacilio	2,557,000	1,357,000	1,069,000	51,000	40,000	Not Required	5,074,000
Adams	1,326,000	72,000	403,000	26,000	40,000	Not Required	1,867,000
Bonney	1,053,000	430,000	165,000	26,000	40,000	Not Required	1,714,000
Acevedo	711,000	42,000	55,000	24,000	40,000	Not Required	872,000

ComEd

Name	Cash Payment ($) Note (1)	Retirement Benefit Enhance- ment ($) Note (2)	Value of Unvested Equity Awards ($) Note (3)	Value of ComEd Cash Based LTIP Awards ($) Note (4)	Health and Welfare Benefit Continuation ($) Note (5)	Perquisites and Other Benefits ($) Note (6)	Modified Gross-Up Payment / Scaleback Note (7)	Total Value of All Payments and Benefits ($) Note (8)
Clark	$3,497,000	$188,000	$—	$1,209,000	$44,000	$40,000	Not Required	$4,978,000
Trpik	959,000	57,000	190,000	88,000	19,000	40,000	Not Required	1,353,000
Pramaggiore	2,317,000	143,000	167,000	550,000	49,000	40,000	Not Required	3,266,000
O’Neill	1,175,000	69,000	320,000	—	29,000	40,000	Not Required	1,633,000
Donnelly	1,301,000	76,000	167,000	433,000	32,000	40,000	Not Required	2,049,000
Bradford	1,600,000	88,000	167,000	371,000	32,000	40,000	Not Required	2,298,000

(1)	Cash payment includes a severance payment and the NEO’s annual incentive for the year of termination assuming an IPM of 100%. With the exception of Messrs. Rowe, Hilzinger, Barnett, Adams, Bonney, Acevedo, Trpik, O’Neill, Donnelly and Bradford the severance benefit is equal to 2.99 times the sum of the executive’s (i) current base salary and (ii) Severance Incentive. For Messrs. Hilzinger, Barnett, Adams, Bonney, Acevedo, Trpik, O’Neill, Donnelly and Bradford the severance benefit is equal to 2.0 times the sum of the executive’s (i) current base salary and (ii) Severance Incentive. Cash payment also includes an additional payment for Denis O’Brien of $35,000. For Mr. Rowe, the severance benefit is equal to 1.0 times the sum of his (i) current base salary and (ii) Formula Annual Incentive.
The Severance Incentive is defined as the greater of the (i) target annual incentive for the year of termination and (ii) the average annual incentive paid for the two years prior to the year of termination (i.e., the 2008 and 2009 actual annual incentives).
Mr. Rowe’s Formula Annual Incentive is defined as the greater of the (i) the actual annual incentive paid for the latest calendar year ended on or before the termination date, and (ii) the average annual incentive paid for the three years prior to the year of termination (i.e., the 2007, 2008, and 2009 actual annual incentives). For purposes of a Special Termination, the Formula Annual Incentive is defined as the lesser of (i) the greater of the Formula Annual Incentive or the target annual incentive for the year of termination and (ii) the actual annual incentive paid for the latest calendar year ended on or before the termination date (determined before the application of negative discretion by the board of directors). Incentive calculations assume an IPM of 100% for the termination year.
(2)	Represents the estimated retirement benefit enhancement.
(3)

The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned, but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination due to a change in control, and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock that may vest upon a change in control. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2010, which was $41.64, and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. If an NEO has attained age 50 with 10 or more years of service (or certain deemed service), his or her unvested stock options will vest upon termination of employment because he or she has satisfied the definition of retirement under the LTIP. For all performance shares or restricted shares, the value is based on the December 31, 2010 closing price of Exelon stock.

(4)	The value of cash based LTIP awards includes the value of earned and unvested award amounts and unearned award amounts. Pursuant to the ComEd LTIP, participants receive a pro-rated incentive award based on actual results for the year of termination, if termination occurs due to a change in control. The SEC rules indicate registrants are to assume the termination occurred on the last business day of the fiscal year.
(5)	Health and welfare benefits (i.e., healthcare, life insurance and long-term disability) are continued during the severance period.
(6)	Executives receive outplacement services for up to 12 months. Pursuant to Section 7.7 of Mr. Rowe’s employment agreement Mr. Rowe would receive five years of office and secretarial services (at an assumed cost of $300,000/yr.).
(7)	In 2009, the compensation committee adopted a policy that no future employment or severance agreements will provide for an excise tax gross-up payment. The SMSP as amended and restated on January 1, 2009 and CIC Employment Agreements that become effective after April 2, 2009 will reduce executives’ parachute payments to his or her safe harbor in order to avoid the excise tax imposed under Section 4999 of the Internal Revenue Code. Messrs. O’Brien, Crane, Von Hoene Jr, Clark, and Pardee have grandfathered CIC Employment Agreements, which still entitle these NEOs to an excise tax gross-up payment only if the present value of their parachute payments exceed their safe harbor amount by more than 10%. If their parachute payments do not exceed the amount permitted by the IRS by more than 10%, their payments are reduced to their safe harbor.
Mr. Rowe’s Employment Agreement was amended on October 27, 2009 to eliminate his excise tax gross-up protection and provide him with a “best after-tax” provision pursuant to which the Company will reduce his parachute payments to his safe harbor amount if his after-tax benefits would be higher following such a reduction of payments. If his after-tax benefits would be greater without a reduction of his parachute payments to his safe harbor amount, the Company will not reduce his payments and Mr. Rowe will be responsible for paying the excise tax imposed by Section 4999 of the Internal Revenue Code.
Amounts in this column represent the estimated value of the required excise tax gross-up payment or scaleback, if applicable.
(8)	The estimate of total payments and benefits is based on a December 31, 2010 termination date.

Non-Employee Director Compensation

Exelon

For their service as directors of the corporation, Exelon’s non-employee directors receive the compensation shown in the following table and explained in the accompanying notes. One employee director, Mr. Rowe, not shown in the table, receives no additional compensation for service as a director.

	Committee Membership	Fees Earned or Paid in Cash		Stock Awards	Change in Pension Value and Nonqualified Compensation Earnings (Note 1)	Total
		Annual Board & Committee Retainers	Board & Committee Meeting Fees
John A. Canning, Jr.	A, C	$55,000	$52,000	$100,000	—	$207,000
M. Walter D’Alessio (2)	G (ch), C	83,340	46,000	100,000	—	229,340
Nicholas DeBenedictis	E (ch), G, P	65,000	50,000	100,000	—	215,000
Bruce DeMars	P (ch), A, E, G	80,000	72,000	100,000	—	252,000
Nelson A. Diaz	E, P, R	55,000	48,000	100,000	—	203,000
Sue L. Gin	R (ch), A, G, I	65,000	66,000	100,000	—	231,000
Rosemarie B. Greco	C (ch), E, G	60,000	52,000	100,000	—	212,000
Paul L. Joskow	A, E, I, R	55,000	64,000	100,000	—	219,000
Richard W. Mies	A, P, R	60,000	58,000	100,000	—	218,000
John M. Palms (3)	A (ch), G, P, R	80,000	70,000	100,000	—	250,000
William C. Richardson (3)	A, C, G, I, R	55,000	78,000	100,000	—	233,000
Thomas J. Ridge	E, R	50,000	36,000	100,000	—	186,000
John W. Rogers, Jr.	I (ch), G, R	50,000	42,000	100,000	—	192,000
Stephen D. Steinour	A, C	55,352	46,000	100,000	—	201,352
Donald Thompson	E	50,352	28,000	100,000	—	178,352

Total All Directors		$919,044	$808,000	$1,500,000	—	$3,227,044

Committee Membership Key

Audit = A, Chairman = Ch, Compensation = C, Corporate Governance = G, Energy Delivery

Oversight = E, Risk Oversight- Investment Sub-Committee = I, Generation Oversight = P, Risk Oversight = R

Notes:

(1)	Values in this column represent that portion of the directors accrued earnings in their non-qualified deferred compensation account that were considered as above market. See the description below under the heading “Deferred Compensation.” For 2010, none of the directors recognized any such earnings.
(2)	Mr. D’Alessio received an additional annual retainer to serve at the board’s lead director. This retainer was prorated from the date of his appointment.
(3)	In addition to the amounts shown in the table, Drs. Palms and Richardson, who also serve as directors of the Exelon Foundation, received $6,000 each from the Foundation for attending meetings of the Foundation’s board. Exelon contributes to the Foundation to pay for the Foundation’s operating expenses.

Fees Earned or Paid in Cash

The Exelon board has a policy of targeting their compensation to the median board compensation of the same peer group of companies used to benchmark executive compensation. All directors receive an annual retainer of $50,000 paid in cash. The lead non-employee director received an annual retainer of $25,000. Committee chairmen receive an additional $10,000 retainer per year. In recognition of the additional time commitment and responsibility, members of the audit committee and generation oversight committee, including the committee chairs, receive an additional $5,000 per year for their participation on these committees, and the chairmen of these committees receive a $20,000 annual retainer.

Directors receive $2,000 for each meeting of the board, board committee or sub-committee that they attend, whether in person or by means of teleconferencing or video conferencing equipment. Directors also receive a $2,000 meeting fee for attending the annual shareholders meeting and the annual strategy retreat.

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

As of December 31, 2010, the directors held the following amounts of deferred Exelon common stock units. The units are valued at the closing price of Exelon common stock on December 31, 2010, which was $41.64. Legacy plans include those stock units earned from Exelon’s predecessor companies, PECO Energy Company and Unicom Corporation. For Adm. DeMars and Mr. Rogers, the legacy deferred stock units reflect accrued benefits from the Unicom Directors Retirement Plan (which was terminated in 1997) and the Unicom 1996 Directors Fee Plan (which was terminated in 2000), respectively.

	Year First Elected to the Board	Deferred Stock Units From Legacy Plans #	Deferred Stock Units From Exelon Plan #	Total Deferred Stock Units #	Fair Market Value as of 12/31/10 $
John A. Canning	2008		5,440	5,440	$226,522
M. Walter D’Alessio	1983		14,251	14,251	593,412
Nicholas DeBenedictis	2002		11,814	11,814	491,935
Bruce DeMars	1996	1,400	6,162	7,562	314,882
Nelson A. Diaz	2004		11,684	11,684	486,522
Sue L. Gin	1993		6,162	6,162	256,586
Rosemarie B. Greco	1998		16,113	16,113	670,945
Paul L. Joskow	2007		6,687	6,687	278,447
Richard W. Mies	2009		4,443	4,443	185,007
John M. Palms	1990		11,814	11,814	491,935
William C. Richardson	2005		9,843	9,843	409,863
Thomas J. Ridge	2005		9,583	9,583	399,036
John W. Rogers, Jr	1999	3,773	19,501	23,274	969,129
Stephen D. Steinour	2007		6,969	6,969	290,189
Donald Thompson	2007		6,969	6,969	290,189

Total All Directors		5,173	147,435	152,608	$6,354,599

Deferred Compensation

Directors may elect to defer any portion their cash compensation in a non-qualified multi-fund deferred compensation plan. Each director has an unfunded account where the dollar balance can be invested in one or more of several mutual funds, including one fund composed entirely of Exelon common stock. Fund balances (including those amounts invested in the Exelon common stock fund) will be settled in cash and may be distributed in a lump sum or in annual installment payments upon a director’s reaching age 65, age 72 or upon retirement from the board. These funds are identical to those that are available to executive officers and are generally identical to those available to company employees who participate in the Exelon Employee Savings Plan. Directors and executive officers have one additional fund not available to employees that, through its composition, provides returns that can be in excess of 120% of the Federal long-term rate that is used by the IRS to determine above market returns. However, during 2010 none of the directors had investments in this fund.

Other Compensation

Exelon pays the cost of a director’s spouse’s travel, meals, lodging and related activities when the spouses are invited to attend company or industry related events where it is customary and expected that directors attend with their spouses. The cost of such travel, meals and other activities is imputed to the director as additional taxable income. However, in most cases there is no incremental cost to Exelon of providing transportation and lodging for a director’s spouse when he or she accompanies the director, and the only additional costs to Exelon are those for meals and activities and to reimburse the director for the taxes on the imputed income. In 2010, incremental cost to the company to provide these perquisites was less than $10,000 per director and the aggregate amount for all directors as a group, a total of 15 directors, was $26,051. The aggregate amount paid to all directors as a group (15 directors) for reimbursement of taxes on imputed income was $23,711.

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

	Committee Membership Note 1	Fees Earned or Paid in Cash		Total
		Annual Board & Committee Retainers	Board & Committee Meeting Fees
James W. Compton	O	$70,000	$30,000	$100,000
Peter V. Fazio, Jr.	O	70,000	28,000	98,000
Sue L. Gin	A	—	24,000	24,000
Edgar D. Jannotta	A	70,000	22,000	92,000
Edward J. Mooney	O	70,000	26,000	96,000
Michael H. Moskow		70,000	20,000	90,000
John W. Rogers, Jr. (Note 2)	A (ch)	—	6,000	6,000
Jesse H. Ruiz		70,000	16,000	86,000
Richard L. Thomas	O (ch), A	70,000	46,000	116,000

Total All Directors		$490,000	$218,000	$708,000

Committee Membership Key

Audit = A, Operating = O; Chairman = Ch

(1)	The audit committee was dissolved on June 28, 2010. Mr. Thomas continued on as the ComEd board’s member on the Exelon audit committee.
(2)	Mr. Rogers resigned from the board on May 28, 2010.

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

The ComEd board does not grant any type of equity awards and did not have a deferred compensation plan during 2010.

Other Compensation

ComEd pays the cost of a director’s spouse’s travel and meals when the spouses are invited to attend Exelon, ComEd or industry related events where it is customary and expected that directors attend with their spouses. The cost of such travel and meals is imputed to the director as additional taxable income. However, in most cases there is no incremental cost to ComEd of providing travel for a director’s spouse when he or she accompanies the director, and the only additional costs to ComEd are those for meals and other minor expenses and to reimburse the director for the taxes on the imputed income. There were no such incremental costs during 2010 and no reimbursements for income taxes paid during 2010.

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

		Fees Earned or Paid in Cash
	Committee Membership	Annual Board & Committee Retainers	Board & Committee Meeting Fees	Total
M. Walter D’Alessio	E	$—	$8,000	$8,000
Nelson A. Diaz		—	8,000	8,000
Rosemarie B. Greco		—	8,000	8,000
Charisse R. Lillie		70,000	8,000	78,000
Thomas J. Ridge		—	8,000	8,000
Ronald Rubin		70,000	8,000	78,000

Total All Directors		$140,000	$48,000	$188,000

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

The PECO board does not grant any type of equity awards and did not have a deferred compensation plan during 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Exelon, Generation and PECO

The following table shows the ownership of Exelon common stock as of December 31, 2010 by any person or entity that has publicly disclosed ownership of more than five percent of Exelon’s outstanding stock, each director, each named executive officer in the Summary Compensation Table, and for all directors and executive officers as a group.

	[A]	[B]	[C]	[D]=[A]+[B]+[C]	[E]	[F]=[D]+[E]
	Beneficially Owned Shares	Shares Held in Company Plans (Note 1)	Vested Stock Options and Options that Vest Within 60 days	Total Shares Held	Share Equivalents to be Settled in Cash or Stock (Note 2)	Total Share Interest
Directors
John A. Canning, Jr.	5,000	5,440	—	10,440	921	11,361
M. Walter D’Alessio (3)	12,998	14,251	—	27,249	—	27,249
Nicholas DeBenedictis	—	11,814	—	11,814	—	11,814
Bruce DeMars	11,216	7,562	—	18,778	—	18,778
Nelson A. Diaz (3)	1,500	11,684	—	13,184	3,248	16,432
Sue L. Gin	48,321	6,162	—	54,483	8,110	62,593
Rosemarie B. Greco (3)	2,000	16,113	—	18,113	5,074	23,187
Paul L. Joskow	2,000	6,687	—	8,687	5,023	13,710
Charisse R. Lillie (4)	—	—	—	—	—	—
Richard W. Mies (5)	—	4,443	—	4,443	—	4,443
John M. Palms	—	11,814	—	11,814	—	11,814
William C. Richardson	1,416	9,843	—	11,259	—	11,259
Thomas J. Ridge (3)	—	9,583	—	9,583	6,256	15,839
John W. Rogers, Jr.	11,374	23,274	—	34,648	11,450	46,098
Ronald Rubin (4)	4,748	—	—	4,748	447	5,195
Stephen D. Steinour	4,406	6,969	—	11,375	7,993	19,368
Donald Thompson	—	6,969	—	6,969	5,873	12,842

Named Officers
John W. Rowe	301,914	6,792	576,500	885,206	83,696	968,902
Denis P. O’Brien	27,044	6,894	166,600	200,538	19,052	219,590
Matthew F. Hilzinger	15,089	5,599	58,525	79,213	8,233	87,446
Phillip S. Barnett	12,456	—	41,975	54,431	5,473	59,904
Christopher M. Crane	33,583	30,000	147,750	211,333	24,939	236,272
William A. Von Hoene, Jr.	23,469	5,000	89,600	118,069	15,215	133,284
Charles G. Pardee	13,504	18,000	88,700	120,204	14,029	134,233
Michael J. Pacilio	7,373	20,000	28,825	56,198	6,769	62,967
Craig L. Adams	4,166	4,000	43,200	51,366	6,069	57,435
Paul R. Bonney	14,502	—	37,400	51,902	4,242	56,144
Jorge Acevedo	3,676	813	13,750	18,239	596	18,835
Ian P. McLean	43,649	5,753	475,488	524,890	2,353	527,243
Andrea L. Zopp	3,785	550	—	4,335	799	5,134
Total
Directors & Executive Officers as a group, 37 people. (See Note 6)	661,622	330,190	1,984,852	2,976,664	277,421	3,254,085

(1)	The shares listed under Shares Held in Company Plans, Column [B], include restricted shares, shares held in the 401(k) plan, and deferred shares held in the Stock Deferral Plan.

(2)	The shares listed above under Share Equivalents to be Settled in Cash, Column [E], include unvested performance shares that may settled in cash or stock depending on where the named officer stands with respect to their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.
(3)	Messrs. D’Alessio, Diaz and Ridge, and Ms. Greco, are directors of Exelon and PECO.
(4)	Ms. Lillie and Mr. Rubin are directors of PECO.
(5)	Adm. Mies was elected to the board effective February 2009. He has until February 2014 to achieve his stock ownership requirement of 5,000 shares.
(6)	Beneficial ownership, shown in Column [A], of directors and executive officers as a group represents less than 1% of the outstanding shares of Exelon common stock. Total includes share holdings from all directors and NEOs as well as those executive officers listed in Item 1, Executive Officers of the Registrants, who are not NEOs for purposes of compensation disclosure.

Other significant owners of Exelon stock

Shown in the table below are those owners who are known to Exelon to hold more than 5% of the outstanding common stock. This information is based on the most recent Schedule 13G filed by Capital World Investors and Capital Research Global Investors with the SEC on February 13, 2010 and filed by BlackRock, Inc. on February 2, 2011.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Capital World Investors	49,158,600	7.5%
333 South Hope Street Los Angeles, California 90071

Capital Research Global Investors	34,951,820	5.3%
333 South Hope Street Los Angeles, California 90071

BlackRock, Inc.	35,569,861	5%
40 East 52nd Street New York, NY 10022

Capital World Investors and Capital Research Global Investors are each divisions of Capital Research and Management Company. Capital World Investors disclosed in its Schedule 13G that it disclaims beneficial ownership of all shares and it has sole voting power over 3,467,700 shares and sole dispositive power over all shares. Capital Research Global Investors disclosed in its Schedule 13G that it disclaims beneficial ownership of all shares and it has sole voting power over 20,541,220 shares and sole dispositive power over all shares. BlackRock, Inc. disclosed in its Schedule 13G that it has sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 35,569,861 shares.

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

Officers of Exelon (and its subsidiaries) are required to own certain amounts of Exelon common stock, depending on their seniority, by the later of five years after their employment or promotion to their current position. The objective is to encourage officers to think and act like owners. The ownership guidelines are expressed as both a fixed number of shares and a multiple of annualized base salary to avoid arbitrary changes to the ownership requirements that could arise from ordinary course volatility in the market price for Exelon’s shares. The minimum stock ownership targets by level are the lesser of the fixed number of shares or the multiple of annualized base salary. The number of shares was determined by taking the following multiples of the officer’s base salary as of the latest of September 30, 2010 or the date of hire or promotion: (1) Chairman and CEO, five times base salary; (2) executive vice presidents, three times base salary; (3) presidents and senior vice presidents, two times base salary; and (4) vice presidents and other executives, one times base salary. Ownership is measured by valuing an executive’s holdings using the 60-day average price of Exelon common stock as of the appropriate date. Shares held outright, earned non-vested performance shares, and deferred shares count toward the ownership guidelines; unvested restricted stock and stock options do not count for this purpose. As of December 31, 2010, the named executive officers (NEOs) held the following amounts of stock relative to the applicable guidelines:

Name	Ownership Multiple	Ownership Guideline in Shares	Share or Share Equivalents Owned	Ownership As a Percent of Guideline
John W. Rowe	5X	107,920	392,402	364%
Denis P. O’Brien	3X	17,494	52,990	303%
Matthew F. Hilzinger	2X	10,000	23,921	239%
Phillip S. Barnett	2X	10,000	17,929	179%
Christopher M. Crane	3X	21,868	58,522	268%
William A. Von Hoene, Jr.	3X	17,429	38,684	222%
Charles G. Pardee	2X	12,950	27,533	213%
Michael J. Pacilio	2X	10,000	14,142	141%
Craig L. Adams	2X	10,000	10,235	102%
Paul R. Bonney	1X	4,000	18,744	469%
Jorge A. Acevedo	1X	4,000	4,272	107%

Securities Authorized for Issuance under Exelon Equity Compensation Plans

[A]	[B]	[C]	[D]
Plan Category	Number of securities to be issued upon exercise of outstanding options (Note 1)	Weighted-average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (Note 3)
Equity compensation plans approved by security holders	13,002,511	$47.80	21,168,000

(1)	Includes stock options, unvested performance shares, unvested restricted shares that were granted under the Exelon LTIP or predecessor company plans and shares awarded under those plans and deferred into the stock deferral plan, as well as deferred stock units granted to directors as part of their compensation plan described in Item 11, Executive Compensation—Non-employee Director Compensation. See Note 16 of the Combined Notes to Consolidated Financial Statements for additional information.
(2)	Excludes securities to be issued upon exercise of outstanding options and vesting of shares or deferred stock units shown in column [B].

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

The following table shows the ownership of Exelon common stock as of December 31, 2010 by (1) any director of ComEd, (2) each named executive officer of ComEd named in the Summary Compensation Table, and (3) all directors and executive officers of ComEd as a group.

No ComEd securities are authorized for issuance under equity compensation plans. For information about Exelon securities authorized for issuance to ComEd employees under Exelon equity compensation plans, see above under “Exelon-Securities Authorized Under Equity Compensation Plans.”

	[A]	[B]	[C]	[D]=[A]+[B]+[C]	[E]	[F]=[D]+[E]
	Beneficially Owned Shares	Shares Held in Company Plans (Note 1)	Vested Stock Options and Options that Vest Within 60 days	Total Shares Held	Share Equivalents to be Settled in Cash or Stock (Note 2)	Total Share Interest
Directors
James W. Compton	6,000			6,000		6,000
Peter V. Fazio, Jr	1,000			1,000		1,000
Sue L. Gin	48,321	6,162		54,483	8,110	62,593
Edgar D. Jannotta	26,282			26,282		26,282
Edward J. Mooney				—		—
Michael H. Moskow				—		—
John W. Rogers, Jr.	11,374	23,274		34,648	11,450	46,098
John W. Rowe	301,914	6,792	576,500	885,206	83,696	968,902
Jess H. Ruiz				—		—
Richard L. Thomas	33,369			33,369		33,369

Named Officers
Frank M. Clark	23,744	—	66,000	89,744	4,273	94,017
Joseph R. Trpik, Jr.	4,874	3,428	16,650	24,952	1,773	26,725
Anne R. Pramaggiore	11,221	4,000	26,850	42,071	—	42,071
Thomas S. O’Neill	9,184	5,780	46,175	61,139	5,539	66,678
Terence R. Donnelly	18,828	5,190	61,800	85,818	634	86,452
Darryl M. Bradford	10,362	4,000	14,338	28,700	381	29,081
Total
Directors & Executive Officers as a group, 22 people.	519,286	65,439	845,613	1,430,338	116,679	1,547,017

(1)	The shares listed under Shares Held in Company Plans, Column [B], include restricted shares, shares held in the 401(k) plan, and deferred shares held in the Stock Deferral Plan.
(2)	The shares listed above under Share Equivalents to be Settled in Cash, Column [E], include unvested performance shares that may settled in cash or stock depending on where the named officer stands with respect to their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Exelon

The information required by Item 13 relating to transactions with related persons and director independence is incorporated herein by reference to information to be filed in the 2011 Exelon Proxy Statement.

Generation

There were no related person transactions involving Generation. Generation does not have a board of directors.

ComEd

Sidley Austin LLP provided legal services to Exelon and ComEd during 2010. The spouse of Mr. Ruiz, a member of the ComEd board of directors, is a partner of Sidley Austin LLP.

The ComEd board of directors has adopted the independence standards of The New York Stock Exchange as its independence standards. In assessing the independence of its directors, the ComEd board considered the relationships of its directors with Exelon as well as the business and charitable relationships among Exelon, ComEd and businesses and charities with which its directors are affiliated. With respect to Mr. Ruiz, the ComEd board considered the relationship of his spouse with a law firm that provides legal services to Exelon and ComEd, as disclosed above. The board determined that none of the relationships was material and accordingly that Messrs. Compton, Ruiz, Mooney, Fazio and Moskow are independent. Messrs. Rowe, Clark, Jannotta, and Thomas and Ms. Gin are all current or former officers or directors of Exelon and, accordingly, are not independent.

PECO

There were no related person transactions involving PECO. Under PECO’s bylaws, an “independent director” is a director who is not a director, officer or employee of Exelon, PECO or any other Exelon Corporation affiliate (excluding for this purpose positions as directors of PECO or subsidiaries of PECO). Messrs. Rowe, D’Alessio, Diaz, O’Brien and Ridge and Ms. Greco are all current officers or directors of Exelon or PECO and, accordingly, are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Exelon

In July 2002, the Exelon Audit Committee (Committee) adopted a policy for pre-approval of services to be performed by the independent accountants. The Committee pre-approves annual budgets for audit, audit-related and tax compliance and planning services. The services that the Committee will consider include services that do not impair the accountant’s independence and add value to the audit, including audit services such as attest services and scope changes in the audit of the financial statements, audit-related services such as accounting advisory services related to proposed transactions and new accounting pronouncements, the issuance of comfort letters and consents in relation to financings, the provision of attest services in relation to regulatory filings and contractual obligations, and tax compliance and planning services. With respect to non-budgeted services in amounts less than $500,000, the Committee delegated authority to the Committee’s chairman to pre-approve such services. All other services must be pre-approved by the Committee. The Committee receives quarterly reports on all fees paid to the independent accountants. None of the services provided by the independent accountants was provided pursuant to the de minimis exception to the pre-approval requirements contained in the SEC’s rules.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of Exelon’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Year Ended December 31,
(in thousands)	2010	2009
Audit fees	$9,152	$9,515
Audit related fees (a)	851	1,073
Tax fees (b)	472	596
All other fees (c)	21	25

(a)

Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for accounting assistance and due diligence in connection with proposed acquisitions or sales and consultations concerning financial accounting and reporting standards.

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

Generation, ComEd and PECO

Generation, ComEd and PECO are indirect controlled subsidiaries of Exelon. The audit committee function is fulfilled for Generation, ComEd and PECO by the Committee. See ITEM 10. Directors, Executive Officers of the Registrant and Corporate Governance for additional information regarding the Committee. See discussion under “Exelon” above for a description of the Committee’s policy and process for approving services to be performed by the independent accountants on behalf of Exelon, Generation, ComEd and PECO. None of the services provided by the independent accountants was provided pursuant to the de minimis exception to the pre-approval requirements contained in the SEC’s rules.

The following tables present fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of Generation’s, ComEd’s and PECO’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. These fees include an allocation of amounts billed directly to Exelon Corporation. Fees include amounts related to the year indicated, which may differ from amounts billed.

Generation

	Year Ended December 31,
(in thousands)	2010	2009
Audit fees	$3,994	$4,160
Audit related fees (a)	615	479
Tax fees (b)	325	446
All other fees (c)	9	11

(a)

Audit-related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for purchase accounting reviews and due diligence in connection with proposed acquisitions or sales.

(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.
(c)	All other fees reflect work performed primarily in connection with research and audit software licenses.

ComEd

	Year Ended December 31,
(in thousands)	2010	2009
Audit fees	$2,639	$2,725
Audit related fees (a)	142	308
Tax fees (b)	66	62
All other fees (c)	6	7

(a)	Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for regulatory work.
(b)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.
(c)	All other fees reflect work performed primarily in connection with research and audit software licenses.

PECO

	Year Ended December 31,
(in thousands)	2010	2009
Audit fees	$1,590	$1,593
Audit related fees (a)	66	177
Tax fees (b)	68	79
All other fees (c)	4	4

(a)	Audit related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for regulatory work.
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

(a) Financial Statements and Financial Statement Schedules
(1) Exelon
(i) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years 2010, 2009 and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years 2010, 2009 and 2008
Notes to Consolidated Financial Statements
(ii) Financial Statement Schedules Schedule I Schedule II

EXELON CORPORATION AND SUBSIDIARY COMPANIES

Schedule I

Exelon Corporate

Statements of Operations

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Operating expenses
Operating and maintenance	$13	$45	$19
Operating and maintenance from affiliates	22	35	31
Other	2	—	—

Total operating expenses	37	80	50
Operating loss	(37)	(80)	(50)

Other income and (deductions)
Interest expense, net of amounts capitalized	(90)	(133)	(127)
Equity in earnings of investments	2,652	2,835	2,817
Interest income from affiliates, net	—	—	2
Other, net	6	(42)	9

Total other income and deductions	2,568	2,660	2,701

Income from continuing operations before income taxes	2,531	2,580	2,651
Income taxes	(32)	(127)	(86)

Net income	$2,563	$2,707	$2,737

See Notes to Financial Statements

Exelon Corporate

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Net cash flows provided by operating activities	$2,014	$2,767	$2,245

Cash flows from investing activities
Changes in Exelon intercompany money pool	(5)	31	(37)
Capital expenditures	(7)	—	—
Return on capital from equity method investee	92	—	—
Investment in affiliates	(290)	(454)	(640)

Net cash flows used in investing activities	(210)	(423)	(677)

Cash flows from financing activities
Change in short-term debt	—	(56)	56
Retirement of long-term debt	(400)	(500)	—
Dividends paid on common stock	(1,389)	(1,385)	(1,335)
Proceeds from employee stock plans	48	42	130
Purchase of treasury stock	—	—	(436)
Purchase of forward contract in relation to certain treasury stock	—	—	(64)
Other financing activities	5	7	61

Net cash flows used in financing activities	(1,736)	(1,892)	(1,588)

Increase (decrease) in cash and cash equivalents	68	452	(20)
Cash and cash equivalents at beginning of period	473	21	41

Cash and cash equivalents at end of period	$541	$473	$21

See Notes to Financial Statements

Exelon Corporate

Balance Sheets

	December 31,
(In millions)	2010	2009
Assets
Current assets
Cash and cash equivalents	$541	$473
Accounts receivable, net
Other accounts receivable	132	108
Accounts receivable from affiliates	8	11
Notes receivables from affiliates	322	15

Total current assets	1,003	607

Property, plant and equipment, net	6	7
Deferred debits and other
Regulatory assets	2,750	2,613
Investments in affiliates	16,974	16,313
Deferred income taxes	1,955	1,842
Other	21	48

Total deferred debits and other assets	21,700	20,816

Total assets	$22,709	$21,430

See Notes to Financial Statements

Exelon Corporate

Balance Sheets

	December 31,
(In millions)	2010	2009
Current liabilities
Long-term debt due within one year	$—	$400
Accrued expenses	64	14
Other	345	56

Total current liabilities	409	470

Long-term debt	1,313	1,308
Deferred credits and other liabilities
Regulatory liabilities	—	30
Pension obligations	6,434	5,959
Non-pension postretirement benefit obligations	928	954
Other	65	69

Total deferred credits and other liabilities	7,427	7,012

Total liabilities	9,149	8,790

Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 662 and 660 shares outstanding at December 31, 2010 and 2009, respectively).	9,006	8,923
Treasury stock, at cost (35 and 35 shares held at December 31, 2010 and 2009, respectively)	(2,327)	(2,328)
Retained earnings	9,304	8,134
Accumulated other comprehensive loss, net	(2,423)	(2,089)

Total shareholders’ equity	13,560	12,640

Total liabilities and shareholders’ equity	$22,709	$21,430

See Notes to Financial Statements

Exelon Corporate

Balance Sheets

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

2. Debt and Credit Agreements

Short-Term Borrowings

Exelon Corporate meets its short-term liquidity requirements primarily through the issuance of commercial paper. Exelon Corporate had commercial paper borrowings of $0 million at December 31, 2010 and December 31, 2009.

Credit Agreements

As of December 31, 2010, Exelon Corporate had access to an unsecured credit facility with aggregate bank commitments of $957 million and available capacity under those commitments of $950 million. The agreement is effective through October 26, 2012. Exelon anticipates refinancing this credit facility in the first half of 2011. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information regarding Exelon Corporate’s credit agreement.

Long-Term Debt

Exelon Corporate will not have any long-term debt maturities in periods 2011 through 2014. The debt maturities for the periods 2015 and thereafter are as follows:

Exelon
2015	$800
Remaining years	500

Total Long-term Debt	$1,300
Unamortized debt discount and premium, net	(1)
Fair value hedge carrying value adjustment, net	14

Long-term Debt	$1,313

3. Commitments and Contingencies

See Note 18 of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s commitments and contingencies related to the voluntary GHG emissions reductions, pension claim, savings plan claim and fund transfer restrictions.

Exelon Corporate

Balance Sheets

4. Related-Party Transactions

The financial statements of Exelon Corporate include related-party transactions as presented in the tables below:

	For the Years Ended December 31,
	2010	2009	2008
Operating and maintenance from affiliates
Business Services Company, LLC (a)	$22	$35	$31
Interest income from affiliates, net
Business Services Company, LLC (a)	$—	$—	$2
Earnings of affiliates
Exelon Energy Delivery Company, LLC (b)	$657	$723	$522
Exelon Ventures Company, LLC (c)	1,978	2,113	2,282
UII, LLC	23	1	13
Exelon Transmission Company, LLC	(6)	(2)	—

Total earnings in affiliates	$2,652	$2,835	$2,817

Charitable contributions to Exelon Foundation (d)	$10	$10	$—
Cash contributions received from affiliates	2,056	2,841	2,397

Exelon Corporate

Balance Sheets

	December 31,
	2010	2009
Accounts receivable from affiliates (current)
Business Services Company, LLC (a)	$1	$—
Generation	5	6
ComEd	1	1
PECO	1	1
Exelon Transmission Company, LLC	—	3

Total accounts receivables from affiliates (current)	$8	$11

Notes receivable from affiliate (current)
Business Services Company, LLC (a)	$20	$15
ComEd	302	—

Total notes receivables from affiliates (current)	$322	$15

Investments in affiliates
Business Services Company, LLC (a)	$159	$237
Exelon Energy Delivery Company, LLC (b)	9,788	9,438
Exelon Ventures Company, LLC (c)	6,601	6,219
UII, LLC	429	419
Exelon Transmission Company, LLC	3	(2)
VEBA	(6)	2

Total investments in affiliates	$16,974	$16,313

Payables to affiliate (current)
BSC	—	8

(a)	Exelon Corporate receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead.
(b)	Exelon Energy Delivery Company, LLC consists of ComEd and PECO.
(c)	Exelon Ventures Company, LLC primarily consists of Generation.
(d)	Exelon Foundation is a nonconsolidated not-for-profit Illinois corporation. The Exelon Foundation was established in the fourth quarter of 2007 to serve educational and environmental philanthropic purposes and does not serve a direct business or political purpose of Exelon. Exelon contributes services (i.e. accounting, administrative, legal).

EXELON CORPORATION AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Year	Additions and adjustments			Deductions		Balance at End of Year
		Charged to Cost and Expenses	Charged to Other Accounts
For The Year Ended December 31, 2010

Allowance for uncollectible accounts	$225	$109	$25	(a)	$131	(b)	$228

Deferred tax valuation allowance	36	(8)	—		19		9

Reserve for obsolete materials	45	12	—		1		56

For The Year Ended December 31, 2009

Allowance for uncollectible accounts	$238	$150	$38	(a)	$201	(b)	$225

Deferred tax valuation allowance	29	9	—		2		36

Reserve for obsolete materials	28	19	—		2		45

For The Year Ended December 31, 2008

Allowance for uncollectible accounts	$130	$247	$31	(a)	$170	(b)	$238

Deferred tax valuation allowance	33	—	—		4		29

Reserve for obsolete materials	29	2	2		5		28

(a)	Primarily charges for late payments and non-service receivables.
(b)	Write-off of individual accounts receivable.

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

(2)	Generation

(i)	Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the years 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Changes in Member’s Equity for the years 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For The Year Ended December 31, 2010

Allowance for uncollectible accounts	$31	$1	$—	$—	$32

Deferred tax valuation allowance	18	—	—	18	—

Reserve for obsolete materials	43	12	—	—	55

For The Year Ended December 31, 2009

Allowance for uncollectible accounts	$30	$2	$—	$1	$31

Deferred tax valuation allowance	20	—	—	2	18

Reserve for obsolete materials	26	17	—	—	43

For The Year Ended December 31, 2008

Allowance for uncollectible accounts	$17	$17	$(3)	$1	$30

Deferred tax valuation allowance	32	—	—	12	20

Reserve for obsolete materials	26	—	—	—	26

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

(3)	ComEd

(i)	Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the years 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the years 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For The Year Ended December 31, 2010

Allowance for uncollectible accounts	$77	$48	$16	(a)	$61	(b)	$80

Reserve for obsolete materials	1	—	—		—		1

For The Year Ended December 31, 2009

Allowance for uncollectible accounts	$57	$85	$27	(a)	$92	(b)	$77

Reserve for obsolete materials	1	2	—		2		1

For The Year Ended December 31, 2008

Allowance for uncollectible accounts	$53	$71	$20	(a)	$87	(b)	$57

Reserve for obsolete materials	3	3	—		5		1

(a)	Primarily charges for late payments and non-service receivables.
(b)	Write-off of individual accounts receivable.

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

(4)	PECO

(i)	Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the years 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the years 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

Schedule II – Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For The Year Ended December 31, 2010

Allowance for uncollectible accounts	$117	$60	$9	(a)	$70	(b)	$116

Deferred tax valuation allowance	1	—	—		1		—

Reserve for obsolete materials	1	—	—		—		1

For The Year Ended December 31, 2009

Allowance for uncollectible accounts	$151	$63	$11	(a)	$108	(b)	$117

Deferred tax valuation allowance	1	—	—		—		1

Reserve for obsolete materials	1	—	—		—		1

For The Year Ended December 31, 2008

Allowance for uncollectible accounts	$59	$160	$15	(a)	$83	(b)	$151

Deferred tax valuation allowance	1	—	—		—		1

Reserve for obsolete materials	1	(1)	1		—		1

(a)	Primarily charges for late payments.
(b)	Write-off of individual accounts receivable.

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

Exhibit No.	Description
2-1	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 0-01401, PECO Energy Company September 30, 2000 Form 10-Q, Exhibit 2-1).

2-2	Purchase Agreement dated as of August 30, 2010 by and between Deere & Company and Generation (File No. 1-16169, September 30, 2010 Form 10-Q, Exhibit 2-1).

3-1	Amended and Restated Articles of Incorporation of Exelon Corporation, as amended May 8, 2007 (File No. 001-16169, September 30, 2008 Form 10-Q, Exhibit 3-1-2).

3-2	Exelon Corporation Amended and Restated Bylaws, as amended January 26, 2010.

3-3	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-4	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

3-5	Restated Articles of Incorporation of Commonwealth Edison Company Effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-6	Commonwealth Edison Company Amended and Restated By-Laws, Effective January 23, 2006 As Further Amended January 28, 2008 and July 27, 2009. (File No. 001-16169, Form 8-K dated July 27, 2009, Exhibit 3.1).

3-7	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-8	PECO Energy Company Amended Bylaws (File 000-16844, Form 8-K dated May 6, 2009, Exhibit 99.1).

4-1	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (U.S. Bank National Association, as current successor trustee) (Registration No. 2-2281, Exhibit B-1).

4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

	Dated as of	File Reference	Exhibit No.
	May 1, 1927	2-2881	B-1(c)

	March 1, 1937	2-2881	B-1(g)

	December 1, 1941	2-4863	B-1(h)

	November 1, 1944	2-5472	B-1(i)

	December 1, 1946	2-6821	7-1(j)

	Dated as of	File Reference	Exhibit No.
	September 1, 1957	2-13562	2(b)-17

	May 1, 1958	2-14020	2(b)-18

	March 1, 1968	2-34051	2(b)-24

	March 1, 1981	2-72802	4-46

	March 1, 1981	2-72802	4-47

	December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)

	March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86

	May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88

	May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89

	September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1

	October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2

	April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1

	April 15, 2004	0-6844, September 30, 2004 Form 10-Q	4-1-1

	September 15, 2006	000-16844, Form 8-K dated September 25, 2006	4.1

	March 1, 2007	000-16844, Form 8-K dated March 19, 2007	4.1

	February 15, 2008	0-16844, Form 8-K dated March 3, 2008	4.1

	February 15, 2008	0-16844, Form 8-K, dated March 5, 2008

	September 15, 2008	000-16844, Form 8-K dated October 2, 2008	4.1

	March 15, 2009	000-16844, Form 8-K dated March 26, 2009	4.1

4-2	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).

4-3	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Mellon Trust Company of Illinois, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).

4-3-1	Supplemental Indentures to Commonwealth Edison Company Mortgage.

	Dated as of	File Reference	Exhibit No.
	August 1, 1946	2-60201, Form S-7	2-1

	April 1, 1953	2-60201, Form S-7	2-1

	March 31, 1967	2-60201, Form S-7	2-1

Dated as of	File Reference	Exhibit No.
April 1,1967	2-60201, Form S-7	2-1

February 28, 1969	2-60201, Form S-7	2-1

May 29, 1970	2-60201, Form S-7	2-1

June 1, 1971	2-60201, Form S-7	2-1

April 1, 1972	2-60201, Form S-7	2-1

May 31, 1972	2-60201, Form S-7	2-1

June 15, 1973	2-60201, Form S-7	2-1

May 31, 1974	2-60201, Form S-7	2-1

June 13, 1975	2-60201, Form S-7	2-1

May 28, 1976	2-60201, Form S-7	2-1

June 3, 1977	2-60201, Form S-7	2-1

May 17, 1978	2-99665, Form S-3	4-3

August 31, 1978	2-99665, Form S-3	4-3

June 18, 1979	2-99665, Form S-3	4-3

June 20, 1980	2-99665, Form S-3	4-3

April 16, 1981	2-99665, Form S-3	4-3

April 30, 1982	2-99665, Form S-3	4-3

April 15, 1983	2-99665, Form S-3	4-3

April 13, 1984	2-99665, Form S-3	4-3

April 15, 1985	2-99665, Form S-3	4-3

April 15, 1986	33-6879, Form S-3	4-9

April 15, 1993	33-64028, Form S-3	4-13

June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1

January 15, 1994	1-1839, 1993 Form 10-K	4-15

March 1, 2002	1-1839, 2001 Form 10-K	4-4-1

June 1, 2002	333-99363, Form S-3	4-1-1(B)

October 7, 2002	333-9715, Form S-4	4-1-3

January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4

March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4

February 22, 2006	1-1839, Form 8-K dated March 6, 2006	4.1

Dated as of	File Reference	Exhibit No.
August 1, 2006	1-1839, Form 8-K dated August 28, 2006	4.1

September 15, 2006	1-1839, Form 8-K dated October 2, 2006	4.1

December 1, 2006	1-1839, Form 8-K dated December 19, 2006	4.1

March 1, 2007	1-1839, Form 8-K dated March 23, 2007	4.1

August 30, 2007	1-1839, Form 8-K dated September 10, 2007	4.1

December 20, 2007	1-1839, Form 8-K dated January 16, 2008	4.1

March 10, 2008	1-1839, Form 8-K dated March 27, 2008	4.1

April 23, 2008	001-01839, Form 8-K dated May 12, 2008	4.1

June 12, 2008	001-01839, Form 8-K dated June 27, 2008	4.1

July 12, 2010	001-01839, Form 8-K dated August 2, 2010	4.1

January 4, 2011	001-01839, Form 8-K dated January 18, 2011	4.1

Exhibit No.	Description
4-3-2	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).

4-3-3	Instrument dated as of January 31, 1996, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-4	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., (U.S. Bank National Association, as current successor trustee) Trustee relating to Notes (File No. 33-20619, Form S-3, Exhibit 4-13).

4-4-1	Supplemental Indentures to aforementioned Indenture.

	Dated as of	File Reference	Exhibit No.
	July 14, 1989	33-32929, Form S-3	4-16

4-5	Indenture dated June 1, 2001 between Generation and First Union National Bank (now Wachovia Bank, National Association) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).

Exhibit No.	Description
4-6	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).

4-7	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (File No. 0-16844, June 30, 2003 Form 10-Q, Exhibit 4.1).

4-8	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003 (File No. 0-16844, June 30, 2003 Form 10-Q, Exhibit 4.2).

4-9	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, June 30, 2003 Form 10-Q, Exhibit 4.3).

4-10	Indenture dated May 1, 2001 between Exelon and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association), as trustee (File No. 1-16169, June 30, 2005 Form 10-Q, Exhibit 4-10).

4-11	Form of $800,000,000 4.90% senior notes due 2015 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Form 8-K dated June 9, 2005, Exhibit 99.2).

4-12	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Form 8-K dated June 9, 2005, Exhibit 99.3).

4-13	Indenture dated as of September 28, 2007 from Generation to U.S. Bank National Association, as trustee (File 333-85496, Form 8-K dated September 28, 2007, Exhibit 4.1).

4-14	Pollution Control Note dated as of February 15, 2008 from PECO to U.S. Bank National Association, as trustee (File 0-16844, Form 8-K dated March 5, 2008, Exhibit 4.2).

4-15	Form of 5.20% Generation Senior Note due 2019 (File 333-85496, Form 8-K dated September 23, 2009, Exhibit 4.1).

4-16	Form of 6.25% Generation Senior Note due 2039 (File 333-85496, Form 8-K dated September 23, 2009, Exhibit 4.2).

4-17	Form of 4.00% Generation Senior Note due 2020 (File No. 333-85496, Form 8-K dated September 30, 2010, Exhibit 4.1).

4-18	Form of 5.75% Generation Senior Note due 2041 (File No. 333-85496, Form 8-K dated September 30, 2010, Exhibit 4.2).

10-1	Exelon Corporation Deferred Non-Employee Directors’ Deferred Stock Unit Plan (As Amended and Restated Effective January 1, 2011). *

10-2	Exelon Corporation Retirement Program (As Amended and Restated Effective January 1, 2010).

10-3	Exelon Corporation Deferred Compensation Plan for Directors (as amended and restated Effective January 1, 2011). *

10-4	Exelon Corporation Long-Term Incentive Plan As Amended and Restated Effective January 28, 2002* (File No. 1-16169, Exelon Proxy Statement dated March 13, 2002, Appendix B).

Exhibit No.	Description
10-5-1	Form of Restricted Stock Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-1).

10-5-2	Forms of Transferable Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-2).

10-5-3	Forms of Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-3).

10-6	Exelon Corporation Employee Savings Plan (As Amended and Restated Effective January 1, 2010).

10-7	Exelon Corporation Cash Balance Pension Plan (As Amended and Restated Effective January 1, 2010).

10-8	Unicom Corporation Deferred Compensation Unit Plan, as amended* (File Nos. 1-11375 and 1-1839, 1995 Form 10-K, Exhibit 10-12).

10-9	Amendment Number One to the Unicom Corporation Deferred Compensation Unit Plan, as amended January 1, 2008* (File No. 001-16169, 2008 Form 10-K, Exhibit 10.16).

10-10	Unicom Corporation Retirement Plan for Directors, as amended* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-12).

10-11	Commonwealth Edison Company Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-13).

10-12	Exelon Corporation Supplemental Management Retirement Plan (As Amended and Restated Effective January 1, 2009)* (File No. 001-16169, 2008 Form 10-K, Exhibit 10.19).

10-13	PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated Effective January 1, 2009) (File No. 000-16844, 2008 Form 10-K, Exhibit 10.20).

10-14	Exelon Corporation Annual Incentive Plan for Senior Executives Effective January 1, 2004 (As Amended and Restated Effective January 1, 2009)* (File No. 001-16169, 2009 Form 10-K, Exhibit 10.21).

10-15	Form of change in control employment agreement for senior executives Effective January 1, 2009 * (File No. 001-16169. 2008 Form 10-K, Exhibit 10.23).

10-16	Form of change in control employment agreement (amended and restated as of January 1, 2009) * (File No. 001-16169, 2008 Form 10-K, Exhibit 10.24).

10-17	Restatement of the Exelon Corporation Employee Stock Purchase Plan, Effective May 1, 2004 and Appendix One thereto. (File No. 1-16169, 2004 Form 10-K, Exhibit 10-54).

10-18	Exelon Corporation 2006 Long-Term Incentive Plan (Registration Statement No. 333-122704, Form S-4, Joint Proxy Statement-Prospectus pursuant to Rule 424(b)(3) filed June 3, 2005, Annex H).

10-19	Form of Stock Option Grant Instrument under the Exelon Corporation 2006 Long-Term Incentive Plan (File No. 1-16169, Form 8-K filed January 27, 2006, Exhibit 99.2).

10-20	Exelon Corporation Employee Stock Purchase Plan for Unincorporated Subsidiaries (Registration Statement No. 333-122704, Form S-4, Joint Proxy Statement-Prospectus pursuant to Rule 424(b)(3) filed June 3, 2005, Annex I).

10-21	Exelon Corporation Senior Management Severance Plan (As Amended and Restated Effective January 1, 2009) * (File No. 001-16169, 2008 Form 10-K, Exhibit 10.29).

Exhibit No.	Description
10-22	Form of Separation Agreement under Exelon Corporation Senior Management Severance Plan (As Amended and Restated Effective January 1, 2009) * (File No, 001-16169, 2008 Form 10-K, Exhibit 10.30).

10-23	Credit Agreement dated as of October 26, 2006 between Exelon Corporation and Various Financial Institutions (File No. 1-16169, Form 8-K dated October 26, 2006, Exhibit 99.1).

10-24	Credit Agreement dated as of October 26, 2006 between Exelon Generation Company, LLC and Various Financial Institutions (File No. 333-85496, Form 8-K dated October 26, 2006, Exhibit 99.2).

10-25	Credit Agreement dated as of October 26, 2006 between PECO Energy Company and Various Financial Institutions (File No. 000-16844, Form 8-K dated October 26, 2006, Exhibit 99.3).

10-26	Amendment No. 1 to $1,000,000,000 Credit Agreement dated as of October 26, 2006 among Exelon Corporation, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 001-16169, Form 8-K dated October 21, 2008, Exhibit 99.1).

10-27	Amendment No. 1 to $5,000,000,000 Credit Agreement dated as of October 26, 2006 among Exelon Generation Company, LLC, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 333-85496, Form 8-K dated October 21, 2008, Exhibit 99.2).

10-28	Amendment No. 1 to $600,000,000 Credit Agreement dated as of October 26, 2006 among PECO Energy Company, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File 000-16844, Form 8-K dated October 21, 2008, Exhibit 99.4).

10-29	Facility Credit Agreement, dated as of November 4, 2010, among Generation and UBS AG, Stamford Branch.

10-30	Exelon Corporation Executive Death Benefits Plan dated as of January 1, 2003 * (File No. 1-16169, 2006 Form 10-K, Exhibit 10-52).

10-31	First Amendment to Exelon Corporation Executive Death Benefits Plan, Effective January 1, 2006 * (File No. 1-16169, 2006 Form 10-K, Exhibit 10-53).

10-32	Amendment Number One to the Exelon Corporation 2006 Long-Term Incentive Plan, Effective December 4, 2006 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-54).

10-33	Amendment Number Two to the Exelon Corporation 2006 Long-Term Incentive Plan (As Amended and Restated Effective January 28, 2002), Effective December 4, 2006 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-55).

10-34	Exelon Corporation Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, 2006 Form 10-K, Exhibit 10-56).

10-35	Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, 2006 Form 10-K, Exhibit 10-57).

10-36	Commonwealth Edison Company Long-Term Incentive Plan, Effective January 1, 2007 (File No. 1-16169, March 31, 2007 Form 10-Q, Exhibit 10-1).

10-37	Amendment Number One to the Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, June 30, 2007 Form 10-Q, Exhibit 10-3).

Exhibit No.	Description
10-38	Restricted stock unit award agreement (File 1-16169, Form 8-K dated August 31, 2007, Exhibit 99.1).

10-39	Settlement Agreement by and between the City of Chicago and Commonwealth Edison Company Effective December 21, 2007. (File No. 001-1839, 2007 Form 10-K, Exhibit 10-56).

10-40	Amended and Restated Trade Receivables Purchase and Sale Agreement among PECO, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of December 20, 1988, as Amended and Restated as of November 14, 1995, as of January 1, 1999, as of November 14, 2000, as of November 14, 2005 and as Further Amended and Restated as of September 19, 2008 (File 000-16844, Form 8-K dated September 22, 2008, Exhibit 10.1).

10-41	Amendment No. 1 to Amended and Restated Trade Receivables Purchase and Sale Agreement among PECO Energy Company, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (File 000-16844, Form 8-K dated September 17, 2009, Exhibit 10.1).

10-42	Third Amended and Restated Employment Agreement with John W. Rowe * (File 1-16169, Form 8-K dated October 29, 2009, Exhibit 99.1).

10-43	Exelon Corporation 2011 Long-Term Incentive Plan (File No. 1-16169, Schedule 14A dated March 18, 2010, Appendix A).

10-44	Form of Change in Control Employment Agreement Effective February 10, 2011. *

14	Exelon Code of Conduct (File No. 1-16169, 2006 Form 10-K, Exhibit 14).

Subsidiaries

21-1	Exelon Corporation

21-2	Exelon Generation Company, LLC

21-3	Commonwealth Edison Company

21-4	PECO Energy Company

Consent of Independent Registered Public Accountants

23-1	Exelon Corporation

23-2	Exelon Generation Company, LLC

23-3	Commonwealth Edison Company

23-4	PECO Energy Company

Power of Attorney (Exelon Corporation)

24-1	John A. Canning, Jr.

24-2	M. Walter D’Alessio

24-3	Nicholas DeBenedictis

24-4	Nelson A. Diaz

24-5	Sue L. Gin

24-6	Rosemarie B. Greco

Exhibit No.	Description
24-7	Paul L. Joskow

24-8	Richard W. Mies

24-9	John M. Palms, Ph.D.

24-10	William C. Richardson

24-11	Thomas J. Ridge

24-12	John W. Rogers, Jr.

24-13	Stephen D. Steinour

24-14	Donald Thompson

Power of Attorney (Commonwealth Edison Company)

24-15	James W. Compton

24-16	Peter V. Fazio, Jr.

24-17	Sue L. Gin

24-18	Edgar D. Jannotta

24-19	Edward J. Mooney

24-20	Michael Moskow

24-21	Jesse H. Ruiz

24-22	Richard L. Thomas

Power of Attorney (PECO Energy Company)

24-23	M. Walter D’Alessio

24-24	Nelson A. Diaz

24-25	Rosemarie B. Greco

24-26	Thomas J. Ridge

24-27	Ronald Rubin

24-28	Charisse R. Lillie

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2010 filed by the following officers for the following registrants:

31-1	Filed by John W. Rowe for Exelon Corporation

31-2	Filed by Matthew F. Hilzinger for Exelon Corporation

31-3	Filed by John W. Rowe for Exelon Generation Company, LLC

31-4	Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

31-5	Filed by Frank M. Clark for Commonwealth Edison Company

31-6	Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

31-7	Filed by Denis P. O’Brien for PECO Energy Company

Exhibit No.		Description
31-8		Filed by Phillip S. Barnett for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2010 filed by the following officers for the following registrants:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of February, 2011.

EXELON CORPORATION

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February, 2011.

Signature	Title

/s/ JOHN W. ROWE John W. Rowe	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DUANE M. DESPARTE Duane M. DesParte	Vice President and Corporate Controller (Principal Accounting Officer)

This annual report has also been signed below by Darryl M. Bradford, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

John A. Canning, Jr.	Richard W. Mies
M. Walter D’Alessio	John M. Palms, PhD.
Nicholas DeBenedictis	William C. Richardson
Nelson A. Diaz	Thomas J. Ridge
Sue L. Gin	John W. Rogers, Jr.
Rosemarie B. Greco	Stephen D. Steinour
Paul L. Joskow	Donald Thompson

By:	/s/ DARRYL M. BRADFORD	February 10, 2011
Name:	Darryl M. Bradford

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of February, 2011.

EXELON GENERATION COMPANY, LLC

By:	/s/ JOHN W. ROWE
Name:	John W. Rowe
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February, 2011.

Signature	Title

/s/ JOHN W. ROWE John W. Rowe	Chairman (Principal Executive Officer)

/s/ MATTHEW F. HILZINGER Matthew F. Hilzinger	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MATTHEW R. GALVANONI Matthew R. Galvanoni	Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of February, 2011.

COMMONWEALTH EDISON COMPANY

By:	/s/ FRANK M. CLARK
Name:	Frank M. Clark
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February, 2011.

Signature	Title

/s/ FRANK M. CLARK Frank M. Clark	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ ANNE R. PRAMAGGIORE Anne R. Pramaggiore	President and Chief Operating Officer

/s/ JOSEPH R. TRPIK, JR. Joseph R. Trpik, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ KEVIN J. WADEN Kevin J. Waden	Vice President and Controller (Principal Accounting Officer)

/s/ JOHN W. ROWE John W. Rowe	Director

This annual report has also been signed below by Frank M. Clark, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

James W. Compton	Michael Moskow
Peter V. Fazio, Jr.	Jesse H. Ruiz
Sue L. Gin	Richard L. Thomas
Edgar D. Jannotta
Edward J. Mooney

By:	/s/ FRANK M. CLARK	February 10, 2011
Name:	Frank M. Clark

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of February, 2011.

PECO ENERGY COMPANY

By:	/s/ DENIS P. O’BRIEN
Name:	Denis P. O’Brien
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February, 2011.

Signature	Title

/s/ DENIS P. O’BRIEN Denis P. O’Brien	Chief Executive Officer and President (Principal Executive Officer)

/s/ PHILLIP S. BARNETT Phillip S. Barnett	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JORGE A. ACEVEDO Jorge A. Acevedo	Vice President and Controller (Principal Accounting Officer)

/s/ JOHN W. ROWE John W. Rowe	Chairman and Director

This annual report has also been signed below by Paul R. Bonney, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

M. Walter D’Alessio	Thomas J. Ridge
Nelson A. Diaz	Ronald Rubin
Rosemarie B. Greco	Charisse R. Lillie

By:	/s/ PAUL R. BONNEY	February 10, 2011
Name:	Paul R. Bonney